Form 10-Q
period 1996-09-30
MIM CORP
filed 1996-11-14
CIK 1014739

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                QUARTERLY REPORT
                                      UNDER
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996           Commission file number        1-11993
                              -------------------                                   -------------------

                                 MIM CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                     05-0489664
         --------                                     ----------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification number)

                One Blue Hill Plaza, Pearl River, New York 10965
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 735-3555
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  X   No
                                                     ---     ---

On November 11, 1996, there were outstanding 12,029,700 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                MIM CORPORATION

                                      Index

                                                                                                          Page Number

Part I.                FINANCIAL INFORMATION

Item 1                 Financial Statements

                       Consolidated Balance Sheets at

                            September 30, 1996 and December 31, 1995                                           3

                       Consolidated Statements of Operations for the

                            three months and nine months ended September 30, 1996 and 1995                     4

                       Consolidated Statements of Cash Flows for the

                            nine months ended September 30, 1996 and 1995                                      5

                       Notes to the Consolidated Financial Statements                                          6

Item 2                 Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                             7 - 10

Part II.               OTHER INFORMATION

                       Item 1 - Legal Proceedings                                                              11

                       Item 6 - Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                                     12

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                                September 30,            December 31,
                                                                                    1996                    1995
                                                                             --------------------    --------------------
                                                                                 (Unaudited)
 ASSETS

Current assets
      Cash and cash equivalents                                                   $ 48,452                $  1,804
      Receivables, less allowance for doubtful accounts of $444
           and $360 at September 30, 1996 and December 31, 1995,
           respectively                                                             18,131                  14,823
      Prepaid expenses and other current assets                                      1,187                     481
                                                                                  --------                --------
            Total current assets                                                    67,770                  17,108

Property and equipment, net                                                          2,314                   1,807

Due from affiliates, less allowance for doubtful accounts of $2,647 and
          $1,957 at September 30, 1996 and December 31, 1995, respectively             776                     -

Other assets, net                                                                       96                       9
                                                                                  --------                --------
           Total assets                                                           $ 70,956                $ 18,924
                                                                                  ========                ========


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
      Current portion of capital lease obligations                                $    217                $    216
      Accounts payable                                                               1,334                   1,071
      Claims payable                                                                18,261                  19,294
      Payables to plan sponsors and others                                          10,591                   8,436
      Accrued expenses                                                               1,597                     171
                                                                                  --------                --------
            Total current liabilities                                               32,000                  29,188

Capital lease obligations, net of current portion                                      423                     110
Commitments and contingencies
Minority interest                                                                    1,150                   1,150

Stockholders' equity (deficit)
      Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                             -                       -
      Common Stock, $.0001 par value; 40,000,000 shares authorized,
           12,029,700 and 8,023,800 shares issued and outstanding
           at September 30, 1996 and December 31, 1995, respectively                     1                       1
      Additional paid-in capital                                                    73,588                     -
      Accumulated deficit                                                          (34,491)                 (9,188)
      Stockholder notes receivable                                                  (1,715)                 (2,337)
                                                                                  --------                --------
            Total stockholders' equity (deficit)                                    37,383                 (11,524)
                                                                                  --------                --------

           Total liabilities and stockholders' equity (deficit)                   $ 70,956                $ 18,924
                                                                                  ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)

                                                            Three months ended                   Nine months ended
                                                              September 30,                        September 30,
                                                     ---------------------------------    ---------------------------------
                                                          1996              1995               1996              1995
                                                     ---------------    --------------    ---------------    --------------
                                                                (Unaudited)                          (Unaudited)
Revenue                                                 $73,166         $ 70,212               $ 208,486          $ 141,542

Cost of revenue                                          69,338           69,093                 199,556            139,777
                                                       --------         --------               ---------           --------

       Gross profit                                       3,828            1,119                   8,930              1,765

General and administrative expenses                       3,007            2,030                   7,634              5,480
Executive stock option compensation expense                 -                -                    26,640                -
                                                       --------         --------               ---------           --------

       Income (Loss) from operations                        821             (911)                (25,344)            (3,715)

Interest income, net                                        388              279                     663                509
                                                       --------         --------               ---------           --------

       Income (Loss) before minority interest             1,209             (632)                (24,681)            (3,206)

Less: minority interest                                       6              -                       -                  -
                                                       --------         --------               ---------           --------

Net income (Loss)                                       $ 1,215         $   (632)              $ (24,681)         $  (3,206)
                                                        =======          =======               =========          =========




Net income (Loss) per common
and common equivalent share                             $  0.09         $  (0.14)              $  (2.83)         $    (0.71)
                                                        =======          =======               =========          =========

Weighted average shares outstanding                      13,128            4,500                   8,726              4,500
                                                        =======          =======               =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ------------------------------------------
                                                                                     1996                    1995
                                                                               ------------------      ------------------
Cash flows from operating activities:                                                         (Unaudited)
      Net loss                                                                  $  (24,681)            $       (3,206)
      Adjustments to reconcile net loss to net cash provided
      by operating activities:
           Depreciation and amortization                                               460                        309
           Executive stock option compensation expense                              26,640                          -
           Provision for losses on receivables and due from affiliates                 774                          -
      Changes in assets and liabilities:
           Receivables                                                              (3,392)                       692
           Prepaid expenses and other assets                                          (706)                      (408)
           Accounts payable                                                            263                        494
           Claims payable                                                           (1,033)                    11,595
           Payables to plan sponsors and others                                      2,155                      1,504
           Accrued expenses                                                          1,426                        593
                                                                               ------------------      ------------------
                Net cash provided by operating activities                            1,906                     11,573
                                                                               ------------------      ------------------

Cash flows from investing activities:
           (Increase) decrease in other assets                                         (87)                       160
           Loans to affiliates, net                                                 (1,466)                    (1,935)
           Purchase of property and equipment                                         (440)                      (816)
                                                                               ------------------      ------------------
                Net cash used in investing activities                               (1,993)                    (2,591)
                                                                               ------------------      ------------------

Cash flows from financing activities:
           Principal payments on capital lease obligations                            (213)                       (53)
           Net proceeds from initial public offering                                46,948                          -
                                                                               ------------------      ------------------
                Net cash provided by (used in) financing activities                 46,735                        (53)
                                                                               ------------------      ------------------

           Net increase in cash and cash equivalents                                46,648                      8,929

           Cash and cash equivalents--beginning of period                            1,804                      2,933
                                                                               ------------------      ------------------

           Cash and cash equivalents--end of period                             $   48,452             $       11,862
                                                                               ==================      ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Income taxes                                                         $        -             $            -
                                                                               ==================      ==================
           Interest                                                             $       42             $           23
                                                                               ==================      ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
      Equipment acquired under capital lease obligations                        $      527             $          109
                                                                               ==================      ==================
      Distribution to stockholder through the cancellation of
           stockholder notes receivable                                         $      622             $            -
                                                                               ==================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
             (in thousands, except for share and per share amounts )


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

These consolidated financial statements should be read in conjunction with the consolidated financial statements, notes and information included in the Company's Registration Statement on Form S-1 (Reg. No. 333-05327), as amended (the "Registration Statement").

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Registration Statement.

NOTE 2 - PUBLIC OFFERING

On August 14, 1996, the Securities and Exchange Commission declared the Registration Statement effective, and the Company entered into an Underwriting Agreement with Paine Webber Incorporated and Dillon, Read and Co. Inc., as representatives of the several underwriters, to sell 4,000,000 shares of Common Stock to the underwriters at the public offering price of $13.00 per share, less underwriting discounts and commissions of $.91 per share. On August 20, 1996, the Company received the net proceeds of the public offering from the underwriters.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registration Statement and the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

     This Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company and the results and the effect of legal proceedings. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Report identifies important factors that could cause such differences.

Overview

     Virtually all of the Company's revenues to date have been derived from operations in the State of Tennessee under the Company's contract with RxCare of Tennessee, Inc. ("RxCare"), a professional services administrative organization owned by the Tennessee Pharmacists Association and representing approximately 1,200 retail pharmacies in Tennessee. RxCare initially contracted with the Company in 1993 to help secure health plan pharmaceutical business for the RxCare network and to provide related services, including pharmacy benefit design and pricing. In December 1993, the State of Tennessee announced the formation of its TennCare program, a state health program for formerly Medicaid-eligible, and certain uninsured and uninsurable, Tennessee residents. Under this program, selected health plan sponsors (such as HMOs and other managed care organizations) contracted with the State of Tennessee to provide mandated medical services to designated portions of TennCare beneficiaries on a capitated basis, that is, for a fixed monthly fee per plan member. In turn, certain of these plan sponsors contracted with RxCare to provide TennCare-mandated pharmaceutical benefits to the plan sponsors' TennCare beneficiaries through RxCare's network of retail pharmacies, in most cases on a corresponding capitated basis.

     In March 1994, the Company formally contracted with RxCare to provide a broad range of pharmacy benefit management services with respect to RxCare's TennCare and private pharmaceutical benefit businesses. The Company performs essentially all of RxCare's obligations under its pharmacy benefit contracts with plan sponsors, including the receipt of fees due from the plan sponsors and the reimbursement to pharmacies for delivered pharmacy benefits. The Company pays certain amounts to RxCare and is compensated by sharing with RxCare the profit, if any, from activities under RxCare's contracts with plan sponsors. The Company initially began providing pharmacy benefits for five plan sponsors representing 327,000 members of Tennessee's TennCare population as well as a number of sponsors of small private health plans. In April 1995, a contract was added with the largest TennCare plan sponsor, Blue Cross and Blue Shield of Tennessee ("Blue Cross"), covering approximately 623,000 TennCare members. At September 30, 1996, the Company provided pharmacy benefit management services to 24 plan sponsors with an aggregate of approximately 1.1 million plan members in Tennessee, primarily on a capitated basis.

     The Company recently entered into a number of new contracts.

     The Company contracted with CompLogic, Inc. commencing December 1, 1996 to administer the prescription drug component of CompLogic programs under which workers' compensation benefits are provided to eligible employees of contracting employers. Currently, CompLogic services employers in Connecticut, Massachusetts and Rhode Island with between 50,000 and 100,000 employees. Under this agreement the Company will perform various administrative services on behalf of CompLogic, including claims processing, formulary management, network coordination, utilization review and reporting to effectively control the cost and utilization of drugs dispensed in workers' compensation cases.

     The Company entered into a multi-year agreement with Northeast Pharmacy Service Corporation, a New England-based pharmacy network manager ("NPSC"), to jointly market pharmacy benefit management services in Connecticut and Massachusetts using the over 500 independent pharmacies participating in NPSC's network. Under the terms of the agreement, the Company and NPSC also will jointly design and implement a group purchasing program to provide additional drug purchasing options for participating network pharmacies.

     The Company signed an agreement to provide consulting and evaluation services to Native American Management Services, Inc., a for-profit organization under contract with the Indian Health Service of the Bureau of Indian Affairs ("IHS"). The Company will evaluate IHS systems and data to assist in the investigation of possible improvements to IHS's pharmacy programs for Native Americans including third-party reimbursement procedures.

     The Company contracted with three generic drug manufacturers to expand the scope of the Company's preferred generics programs. These programs encourage pharmacies to stock a particular manufacturer's generic drugs by arranging for discounts on their purchase by pharmacies. The Company also provides financial incentives for pharmacies to dispense "preferred generics" in lieu of brand name or other generic drugs in the same therapeutic class. Participating pharmacies are therefore encouraged to dispense and sell preferred generics to all of their customers, including those not covered by Company-managed pharmacy benefit plans. Prior to these additional contracts, the Company's preferred generics programs were restricted to one manufacturer and the Tennessee market. The Company, which intends to expand these programs to other geographic areas, now has contracts covering 44 drugs which accounted for approximately 62% of all generic drug dollar sales in 1995.

Results of Operations

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     For the nine months ended September 30, 1996, the Company recorded net income of $1.96 million, or $0.17 per share, on revenue of $208.5 million (before recording a nonrecurring, noncash charge for compensation expense and a corresponding credit to additional paid-in capital of $26.6 million, representing the difference between the exercise price and the deemed fair market value of the Common Stock at the date of grant of options to purchase an aggregate of 3,600,000 shares of Common Stock granted by the Company's principal stockholder to certain executive officers and directors of the Company). This compares with a net loss of $3.2 million, or $0.71 per share, on revenue of $141.5 million for the same period in 1995. After recording the effect of the compensation charge, the Company reported a net loss of $24.7 million, or $2.83 per share. The increase of $67 million in revenue was due primarily to the addition of the Blue Cross contract in April 1995. For the first nine months of 1996, approximately 86% of the Company's revenue was generated through capitated contracts, compared with 89% during the first nine months of 1995.

     Cost of revenue as a percentage of revenue decreased from 98.8% in the first nine months of 1995 to 95.7% in the first nine months of 1996. Such decrease primarily reflects the renegotiation of a higher capitation rate on one of the Company's contracts effective March 1, 1996 and the Company's decision not to renew a capitation contract that expired on December 31, 1995 that had adversely affected gross profit during 1995.

     General and administrative expenses were $7.6 million for the nine months ended September 30, 1996 and $5.5 million for the nine months ended September 30, 1995, an increase of 38.2%. The $2.1 million increase was largely attributable to the formation of MIM Corporation and the costs of additional personnel to support expanded marketing efforts and further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses declined from 3.9% in the first nine months of 1995 to 3.7% in the first nine months of 1996.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     For the three months ended September 30, 1996, the Company recorded net income of $1.2 million, or $0.09 per share, on revenue of $73.2 million. This compares with a net loss of $0.6 million, or $0.14 per share, on revenue of $70.2 million for the three months ended September 30, 1995. The increase in revenue was primarily due to the addition of several commercial contracts as well as two new TennCare contracts which provide behavioral drug benefits to mental health members. For the three months ended September 30, 1996, approximately 74% of the Company's revenue was generated through capitated contracts, compared with 92% during the same period in 1995.

     Cost of revenue as a percentage of revenue decreased from 98.4% for the three months ended September 30, 1995 to 94.8% for the three-month period ended September 30, 1996. Such decrease primarily reflects the renegotiation of a higher capitation rate on one of the Company's contracts effective March 1, 1996 and the Company's decision not to renew a capitated contract that expired on December 31, 1995 that had adversely affected gross profit during 1995. Also, the additional commercial and behavioral drug contracts positively impacted 1996 third quarter gross profit.

     General and administrative expenses were $3.0 million for the three months ended September 30, 1996 and $2.0 million for the three months ended September 30, 1995, an increase of 50%. The increase was attributable largely to the costs of additional personnel to support several new commercial contracts, expanded marketing efforts and further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses increased from 2.9% for the three months ended September 30, 1995 to 4.1% for the three months ended September 30, 1996.

Liquidity and Capital Resources

     At September 30, 1996, the Company had working capital of $35.8 million, compared to a $12.1 million working capital deficit at December 31, 1995. Cash and cash equivalents were $48.5 million at September 30, 1996 compared to $1.8 million at December 31, 1995. The Company received $46.9 million in net proceeds from its initial public offering of common stock in August 1996 which it plans to use to expand its current business as well as to create new business opportunities. Operating activities of the Company generated $1.9 million in cash for the nine months ended September 30, 1996, primarily due to the generation of net income of $2.0 million (prior to a nonrecurring, noncash charge of $26.6 million relating to executive stock option compensation expense) and increases in payables to plan sponsors and others and in accrued expenses of $2.2 million and $1.4 million, respectively. The impact of these items was partially offset by an increase in accounts receivable of $3.4 million and a decrease in claims payable of $1.0 million.

     Except as discussed below, the Company believes that the funds expected to be generated from operations and the net proceeds of the initial public offering will provide sufficient cash to fund the Company's anticipated working capital and other cash needs for the foreseeable future. Although the Company does not currently have any significant capital commitments, the Company intends to use a portion of its capital to enhance its management information systems capabilities. In addition, the Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the RxCare contract, approximately $2.4 million previously advanced or paid to RxCare.

     As part of its continued efforts to expand its pharmacy management business, the Company expects to incur additional sales and marketing expenses. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its pharmacy management business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, equity securities.

     The Company believes that its improved financial condition and capital structure following the initial public offering will enhance its ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. Since the closing of the offering, there has been adverse publicity in the Tennessee press and elsewhere regarding the Company and others associated with the TennCare program which is believed by the Company to be attributable primarily to certain competitive special interest groups. The Company believes that this publicity has contributed to delays in the Company obtaining additional contracts.

Other Matters

     The Company's pharmaceutical reimbursement claims have historically been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months.

     Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's cost of revenue. The Company does not believe that inflation has had a material impact on the results of its operations.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that an entity account for employee stock compensation under a fair value-based method. However, SFAS 123 also allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective for fiscal years beginning after December 15, 1995, entities electing to remain with accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting under SFAS 123 has been applied. The Company will continue to account for employee stock-based compensation under APB 25 and will make the pro forma disclosures required under SFAS 123.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to the description, contained in the Registration Statement under the caption "BUSINESS -- Legal Proceedings", of a third-party complaint against Pro-Mark Holdings, Inc., a subsidiary of the registrant, and certain other parties which was filed in a proceeding in the Superior Court of the State of Rhode Island. In September 1996 the third-party complaint was amended to add the registrant as a third-party defendant regarding the causes of action previously alleged therein against Pro-Mark. The Company continues to believe that the third-party plaintiffs' allegations are without merit; however, the loss of this litigation could have a material adverse effect on the Company's business and results of operations.

Item 6 -  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit Number                     Description
         --------------                     -----------

              27                            Financial Data Schedule

(b)  Reports on Form 8-K

On August 30, 1996, the registrant filed a Report on Form 8-K reporting (i) the closing on August 20, 1996 of the registrant's initial public offering of shares of Common Stock, (ii) the reissuance, upon such closing, by the registrant of the consolidated financial statements and accompanying notes contained in the prospectus for such public offering (the "Financials") and (iii) the reissuance, upon such closing, by Arthur Anderson LLP, independent public accountants, of its report with respect to the reissued Financials removing any reference therein to the ability of the registrant to continue as a going concern. No financial statements were filed with such Report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MIM Corporation

Date: November 14, 1996                /s/ Richard H. Friedman
                                       ----------------------------------------
                                       Richard H. Friedman
                                       Chief Operating Officer, Chief Financial
                                       Officer, Treasurer and Director
                                       (Principal Financial Officer)

Date: November 14, 1996                /s/ Steven M. Dias
                                       ----------------------------------------
                                       Steven M. Dias
                                       Controller
                                       (Principal Accounting Officer)