Form 10-K405
period 1996-12-31
MIM CORP
filed 1997-03-31
CIK 1014739

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission File No. 1-11993


                                MIM CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                       05-0489664
  (State of incorporation)                    (IRS Employer Identification No.)

                One Blue Hill Plaza, Pearl River, New York 10965
                                 (914) 735-3555
         (Address and telephone number of Principal Executive Offices)


       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                                (Title of class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No
                                                ----       ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
            ---

  The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of March 25, 1997 was approximately $43.2 million. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

  On March 25, 1997 there were outstanding 12,083,300 shares of the registrant's Common Stock.


                      Documents Incorporated by Reference

  Portions of the registrant's definitive proxy statement relating to its scheduled June 1997 annual meeting of stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this report.

                                     PART I


Item 1.  Business


Overview

  MIM Corporation (the "Company") is a pharmacy management organization that provides a broad range of services to the pharmaceutical health care industry designed to promote the cost-effective delivery of pharmacy benefits to the public. The Company targets organizations involved in three key industry segments -- sponsors of public and private health plans (such as HMOs and other managed care organizations), retail pharmacies and pharmaceutical manufacturers and distributors -- and offers services providing financial benefits to each of them. The Company works with plan sponsors and local health care professionals to design, implement and manage innovative pharmacy benefit management ("PBM") programs to control pharmacy benefit costs under the plans, primarily through financial risk sharing arrangements and clinically appropriate substitution of generic drugs for equivalent but more expensive brand name drugs. The Company offers suppliers of generic drugs the potential to increase sales and market share through "preferred generic" marketing programs to participating pharmacies and increases in generic drug utilization encouraged by the Company's PBM programs. In turn, retail pharmacies receive financial incentives for supporting the Company's PBM and preferred generics programs as well as discounts on drug purchases and other management and support services.

  The Company was incorporated in Delaware in March 1996 for the purpose of combining the businesses and operations of Pro-Mark Holdings, Inc. and MIM Strategic Marketing, LLC, which became 100% and 90% owned subsidiaries, respectively, of the Company in May 1996. The Company completed its initial public offering in August 1996.


PBM Services

  The Company offers plan sponsors a broad range of services that are designed to ensure the cost-effective delivery of clinically acceptable pharmacy benefits. The Company's benefit management programs include a number of design features and fee structures that are tailored to suit a customer's particular service and cost requirements. In addition to traditional fee-for-service arrangements, the Company offers alternative methodologies for pricing its various benefit management packages, including charging a fixed fee per capita (a "capitated" program), as well as sharing costs exceeding established per capita amounts or sharing savings where costs are less than established per capita amounts. Benefit parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified parameters before services are rendered. The Company's organization and programs are clinically oriented, with a high proportion of staff having pharmacological certification, training and experience. The Company uses commissioned independent agents and brokers, as well as its own employees, to solicit business from plan sponsors.

  Benefit management services available to customers of the Company include the following:

  Formulary Design and Compliance. The Company offers flexible formulary designs to meet the plan sponsor's requirements. Many plan sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetic, experimental, investigative or over-the-counter drugs). As a result of rising program costs, the Company believes that both public and private health plans have become increasingly receptive to restricting the drugs covered in any given therapeutic class. Once a determination has been made by a plan sponsor to utilize a "restricted" or "closed" formulary, the Company actively involves local Pharmacy and Therapeutics committees (consisting of local plan sponsors, prescribers, pharmacists and other health care professionals) to design clinically acceptable formularies in order to control costs. The composition of the formulary is subject to the final approval of the plan sponsor.

  Controlling program costs through formulary design focuses on two areas to the extent consistent with acceptable medical and pharmacy practice and applicable law: (i) generic substitution, which involves selection of generic drugs as a cost-effective alternative to bio-equivalent brand name drugs, and (ii) therapeutic interchange, which involves selection of the lowest cost brand name drug within a therapeutic category or, when available, a bio-equivalent generic drug. Increased usage of generic drugs by Company-managed programs also enables the Company to obtain purchasing concessions and other financial incentives on generic drugs, which may be shared with plan sponsors. While brand name drug rebates are also negotiated under certain circumstances, the Company believes that it is less dependent on such rebates than certain larger pharmacy benefit managers, particularly those that are owned by drug manufacturers.

  The primary method for assuring formulary compliance is that pharmacists will not be reimbursed for dispensing non-formulary drugs, subject to certain limited exceptions. The Company also provides financial incentives to pharmacists to utilize preferred status products. Formulary compliance is managed with the active assistance of participating network pharmacists, primarily through prior authorization procedures, on-line POS edits as to particular subscribers and other network communications. Overutilization of medication is monitored and managed through quantity limitations, based upon nationally recognized standards and guidelines regarding maintenance vs. non-maintenance therapy and the use of certain therapeutic classes of drugs and specific medications. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before less favored therapies are covered, also are established by the Company in conjunction with local Pharmacy and Therapeutics committees to control improper utilization of certain high-risk or high-cost medications.

  Clinical Services. The Company's formularies typically provide a selection of covered drugs within each major therapeutic class to appropriately treat most medical conditions. However, provision is made for covering non-formulary drugs (other than excluded products) when shown to be clinically appropriate. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, procedures are employed to override restrictions on non-formulary medications for a particular patient and period of treatment. Restrictions on the use of certain high-risk or high-cost formulary drugs may be similarly overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically-supported medical necessity and typically are granted or denied within 24 hours after request. Requests for, and appeals of denials of, coverage in these cases are handled by the Company through its staff of trained pharmacists, nationally certified pharmacy technicians and board certified pharmacotherapy specialists, subject to the plan sponsor's ultimate decisional authority over all such appeals. Further, in case of a medical emergency as determined by the dispensing pharmacist, the Company authorizes, without prior approval, short-term supplies of antibiotics and certain other medications.

  Drug Usage Evaluation. Drug usage is evaluated on a concurrent, prospective and retrospective basis, utilizing the real-time POS system and proprietary information systems, for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. The Company also maintains an on-going drug utilization review program in which select medication therapies are reviewed and data collected, analyzed and reported for management and educational applications.

  Pharmacy Data Services. The Company utilizes claims data to generate reports for management and plan sponsor use, including drug utilization review, quality assurance, claims analysis and rebate contract administration. The Company has developed systems to provide plan sponsors with real-time access to pharmacy, financial, claims, prescriber, subscriber and dispensing data.

  Disease Management. The Company designs and administers programs designed to maximize the benefits of pharmaceutical use as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals.

  At December 31, 1996, the Company provided PBM services to 26 sponsors with approximately 1.1 million plan members, including eight sponsors with approximately 1.0 million members receiving mandated health care benefits to formerly Medicaid-eligible and certain uninsured state residents under Tennessee's TennCare (R) Medicaid waiver program. See "The TennCare Program" below. As of March 25, 1997 the Company has added contracts and commitments to service an additional approximately 300,000 plan members.

  Since its initial public offering the Company has focused its marketing efforts on large public health programs, particularly in states with high Medicaid and Medicare populations, and on private health plans and affinity groups throughout the United States. At March 25, 1997, approximately one-third of the plan members covered by the Company's programs were serviced under risk-based contracts.


Preferred Generics Programs

  The Company's preferred generics programs encourage pharmacies to stock a particular manufacturer's generic drugs in lieu of brand name or other generic drugs in the same therapeutic class by arranging for discounts on the purchase of preferred generics by pharmacies. Under Company-managed PBM programs, the Company also provides financial incentives to pharmacies to dispense preferred generics. These arrangements and incentives are designed to encourage participating pharmacies to dispense and sell preferred generics to all of their customers, including those not covered by Company-managed pharmacy benefit plans. In return, the Company receives fees from the preferred suppliers related to incremental growth in the suppliers gross margins or unit sales. To date, the Company has contracted with five generic drug suppliers for its preferred generics programs.


The TennCare Program

  RxCare of Tennessee, Inc. ("RxCare), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association and representing approximately 1,200 retail pharmacies, initially retained the Company in 1993 to assist in obtaining health plan pharmaceutical benefit business for Tennessee pharmacies and related services, including pharmacy benefit design and pricing. In January 1994 the State of Tennessee instituted its TennCare program by contracting with plan sponsors to provide mandated health services to TennCare beneficiaries on a capitated basis. In turn, certain of these plan sponsors contracted with RxCare to provide TennCare-mandated pharmaceutical benefits to their TennCare beneficiaries through RxCare's network of retail pharmacies, in most cases on a corresponding capitated basis.

  Since January 1994, the Company has been providing a broad range of PBM services with respect to RxCare's TennCare and private pharmaceutical benefit businesses under an agreement with RxCare formalized in March 1994 and thereafter amended (the "RxCare Contract"). The Company assists RxCare in designing and marketing its PBM services, and performs essentially all of RxCare's obligations under its pharmacy benefit contracts with health plan sponsors, pays certain amounts to RxCare and is compensated by sharing with RxCare the profit, if any, from activities under RxCare's contracts with the sponsors.

  As of December 31, 1996 the Company had contracts to service eight TennCare sponsors with 1.0 million members under the RxCare Contract. RxCare's contracts with Blue Cross and Blue Shield of Tennessee, Tennessee Primary Care Network, Inc. and Tennessee Health Partnership accounted for approximately 47%, 18% and 11%, respectively, of the Company's revenues in 1996. Effective March 31, 1997, RxCare's contract with Blue Cross (the "Blue Cross Contract") has been cancelled and replaced by a non-risk clinical services agreement directly with the Company.

Competition

  The PBM and generic drug distribution businesses are each highly competitive, and many of the Company's current and potential competitors have considerably greater financial, technical, marketing and other resources than the Company. The pharmacy benefit management business includes a number of large, well capitalized companies with nationwide operations and many smaller organizations typically operating on a local or regional basis. Some of the larger organizations are owned by or otherwise related to a brand name drug manufacturer and may have significant influence on the distribution of pharmaceuticals. Among larger companies offering pharmacy benefit management services are Medco Containment Services, Inc. (a subsidiary of Merck & Co., Inc.), Caremark International Inc., PCS, Inc. (a subsidiary of Eli Lilly & Company), Express Scripts, Inc., Advance ParadigM, Inc., Value Health, Inc., Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham) and National Prescription Administrators, Inc. Numerous insurance and Blue Cross and Blue Shield plans, managed care organizations and retail drug chains also have their own pharmacy benefit management capabilities.

  Generic drugs are distributed by numerous generic drug distributors, drug wholesalers and mail order suppliers. Generic drug distributors and wholesalers generally offer a broad line of generic drugs from a variety of sources to a diverse customer base, typically including independent retail and chain pharmacies, government agencies and managed care organizations. Chain pharmacies use their size to procure pharmaceuticals on advantageous terms, and independent pharmacies frequently are offered opportunities through trade and wholesaler organizations to join group purchasing efforts.

  Competition in both the PBM and generic drug distribution businesses to a large extent is based upon price, although other factors, including quality and breadth of services and products, also are important. The Company believes that its ability and willingness to assume or share (where appropriate) its customers' financial risks, its independence from brand name drug manufacturers and its retail pharmacy-based orientation represent distinct and unusual competitive advantages in the PBM business.


Government Regulation

  The Company believes that it is in substantial compliance with all legal requirements material to its operations. Among the various Federal and state laws and regulations which may govern or impact the Company's current and planned operations are the following:

  Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by the Medicare or state health care programs (including Medicaid and TennCare), and certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. The Company's arrangements with RxCare and other pharmacy network administrators, drug manufacturers, marketing agents, brokers, health plan sponsors, pharmacies and others parties routinely involve payments to or from persons who provide or purchase, or recommend or arrange for the purchase of, items or services paid in part by the TennCare program or by other programs covered by such laws. Management carefully considers the import of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. However, the laws in this area are in flux and uncertain in their application, and there can be no assurance that one or more of such arrangements will not be challenged or found to violate such laws. Violation of the Federal anti-kickback statute could subject the Company to substantial criminal and civil penalties, including exclusion from the Medicare and Medicaid (including TennCare) programs.

  Antitrust Laws. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and Federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and formulary administration programs. In addition, to the extent that the Company or an associated business appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or Federal regulators or private parties. For example, RxCare, which was investigated and found by the Federal Trade Commission to have potential market power in Tennessee, entered into a consent decree in June 1996 agreeing not to enforce a policy which had required participating network pharmacies to accept reimbursement rates from RxCare as low as rates accepted by them from other pharmacy benefits payors. To date, enforcement of antitrust laws have not had any material affect on the Company's business.

  Other State Laws. Many states have statutes and regulations that do or may impact the Company's business operations. In some states, pharmacy benefit managers may be subject to regulation under insurance laws or laws licensing HMOs and other managed care organizations, in which event requirements could include the maintenance of reserves, required filings with regulatory agencies, and compliance with disclosure requirements and other regulation of the Company's operations. State insurance laws also may affect the structuring of certain risk-sharing programs offered by the Company. A number of states have laws designed to restrict limitations on the consumer's choice of pharmacies, or requiring that the benefits of discounts negotiated by managed care organizations be passed along to consumers in proportionate reductions of co-payments. Some states require that pharmacies be permitted to participate in provider networks if they are willing to comply with network requirements, while other states require pharmacy benefit managers to follow certain prescribed procedures in establishing a network and admitting and terminating its members. Many states require that Medicaid obtain the lowest prices from a pharmacy, which may limit the Company's ability to reduce the prices it pays for drugs below Medicaid prices. States have a variety of laws regulating pharmacists' ability to switch prescribed drugs or to split fees, which could impede the Company's business strategy, and certain state laws have been the basis for investigations and multi-state settlements requiring the discontinuance of certain financial incentives provided by manufacturers to retail pharmacies to promote the sale of the manufacturers' drugs.

  While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry (for example, regarding the efforts of plan sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's business and results of operations. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company's business and results of operations.


Employees

  At March 7, 1997, the Company employed a total of 120 people including 26 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company enjoys good relations with its employees.


Item 2.  Properties

  The Company's corporate headquarters are located in leased office space in Pearl River, New York. The Company also leases office space in South Kingstown, Rhode Island, Nashville, Tennessee and Memphis, Tennessee.

Item 3.  Legal Proceedings

  On March 5, 1996, Pro-Mark Holdings, Inc. ("Pro-Mark"), a subsidiary of MIM Corporation, was added as a third-party defendant in a proceeding in the Superior Court of the State of Rhode Island, and on September 16, 1996 the third-party complaint was amended to add MIM Corporation as a third-party defendant. The third-party plaintiffs, Medical Marketing Group, Inc. ("MMG"), PPI Holding, Inc. ("PPI Holding") and Payer Prescribing Information, Inc. ("PPI"), allege in the amended third-party complaint: (i) that the Company employed E. David Corvese (the Company's Vice Chairman) with knowledge of covenants not to compete in effect between Mr. Corvese and PPI, PPI Holding and MMG that prevented Mr. Corvese from competing in the area of the collection, analysis or marketing of data for the pharmaceutical or health care industries relating to physician practice demographics and the influence of managed care plans; (ii) that Mr. Corvese breached his employment agreement with PPI and his fiduciary duties to PPI by not devoting his full business time and attention to PPI from June 1993 through November 1993 (when his employment was terminated by PPI), and (iii) that the Company interfered with the contractual relationship between the parties and misappropriated MMG's and PPI's confidential information through the Company's employment of Mr. Corvese. The amended third-party complaint seeks to enjoin the Company from using confidential information allegedly misappropriated from MMG and PPI and seeks an unspecified amount of compensatory and consequential damages, interest and attorneys' fees. The Company believes that the third-party plaintiff's allegations are without merit; however, loss of this litigation could have a material adverse effect on the Company's business and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1996.


Executive Officers of the Company

  The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of the Company are as follows:


Name                         Age        Position
----                         ---        --------

John H. Klein..............   51        Chairman of the Board, Chief Executive Officer
                                        and Director

E. David Corvese...........   41        Vice Chairman of the Board and Director
Richard H. Friedman........   46        Chief Financial Officer, Chief Operating
                                        Officer,
                                        Treasurer and Director
Todd R. Palmieri...........   32        Executive Vice President--Business Development
                                        and Director
Barry A. Posner............   33        Secretary and General Counsel

  John H. Klein joined the Company in April 1996 and was elected Chief Executive Officer, Chairman of the Board and a director of the Company in May 1996. From May 1989 to December 1994, Mr. Klein served as President, Chief Executive Officer, a director and a member of the Executive Committee of the Board of Directors of Zenith Laboratories, Inc. ("Zenith"), a manufacturer of multi-source generic pharmaceutical drugs. In December 1994, Zenith was acquired by IVAX Corporation ("IVAX"), an international health care company and a major multi-source generic pharmaceutical manufacturer and marketer. From January 1995 to January 1996, Mr. Klein was President of IVAX' North American Multi-Source Pharmaceutical Group and each of its operating companies, including Zenith and Zenith Goldline (collectively, "NAMPG"). From January 1995 to January 1996, he was also an executive officer and a member of the Executive Committee of IVAX. Mr. Klein has served as Chairman of the Generic Pharmaceutical Industry Association since March 1995.

  E. David Corvese has served as a director of the Company since March 1996 and as Vice Chairman since May 1996. Mr. Corvese has served as Chairman of Pro-Mark Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Pro-Mark"), since June 1995 and also served as President and Chief Executive Officer of Pro-Mark from March 1994 to June 1995. From June 1991 to November 1993, Mr. Corvese served as President of Payer Prescribing Information, Inc. ("PPI"), a company engaged in the business of providing informational products, market analysis and consulting services to the pharmaceutical industry. Mr. Corvese is also a past President of the Rhode Island Pharmaceutical Association and is a member of the American Pharmaceutical Association, the American Society of Hospital Pharmacists and the Rhode Island Society of Hospital Pharmacists.

  Richard H. Friedman joined the Company in April 1996 and was elected Chief Financial Officer, Chief Operating Officer, Treasurer and a director of the Company in May 1996. From February 1992 to December 1994, Mr. Friedman served as Chief Financial Officer and Vice President of Finance of Zenith. From January 1995 to January 1996, he was Vice President of Administration of NAMPG.

  Todd R. Palmieri has served as Executive Vice President--Business Development and a director of the Company since May 1996 and as President of MIM Strategic Marketing, LLC, a Rhode Island limited liability company and majority-owned subsidiary of the Company, since December 1995. From December 1993 to August 1995, Mr. Palmieri served as Chief Financial Officer and a director of Pro-Mark. From January 1992 to September 1993, he served as Vice President--Operations and Product Development of PPI. From March 1991 to May 1992, Mr. Palmieri served as Vice President--Marketing and Business Development for Cole Associates Inc., a company engaged in pharmaceutical managed care marketing and consulting.

  Barry A. Posner joined the Company in March 1997 as General Counsel and was elected as the Company's Secretary at that time. From September 1990 through March 1997, Mr. Posner was associated with the Stamford, Connecticut law firm of Finn Dixon & Herling LLP, where he practiced corporate law, specializing in the areas of mergers and acquisitions and securities law, and commercial real estate law.

  Executive officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Each of the above-named executive officers has an employment agreement with the Company providing for, among other things, serving in the executive position(s) listed herein-above.


                                    PART II


Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock began trading on The Nasdaq National Market tier of The Nasdaq Stock Market on August 15, 1996 under the symbol: MIMS. The following table represents the high and low sales prices for the Company's Common Stock for the sole full calendar quarter since its initial trading date. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

            1996                   High        Low
            ----                   ----        ---

        Fourth Quarter           $ 15.50     $ 4.00

  The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

  As of March 25, 1997 there were 57 stockholders of record in addition to approximately 1,700 stockholders whose shares were held in nominee name.

  For purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all the outstanding shares were held by non-affiliates except for the shares held by directors and executive officers of the Company.
However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning stockholdings of executive officers, directors and principal stockholders is included in the Company's definitive proxy statement filed or to be filed with the Securities and Exchange Commission.


Item 6.  Selected Consolidated Financial Data

  The selected consolidated financial data presented below should be read in conjunction with Item 7 of this report and with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

                                                                                                            Period from Inception
                                                 Year Ended December 31,                                   (June 22,1993) through
                                  ---------------------------------------------------------
                                  1996                  1995                           1994                   December 31, 1993
                                  ----                  ----                           ----                   -----------------
                                                  (in thousands, except per share amounts)
Statement of Operations Data

Revenue                       $ 283,159              $213,929                        $109,326                        $122

Net income (loss)              ($31,754)(1)           ($6,772)                        ($2,456)                        $40

Net income (loss) per
 common share                    ($3.32)               ($1.43)                         ($0.55)                      $0.01

Weighted average shares
 outstanding                      9,557                 4,732                           4,500                       4,500


                                                                     December 31,
                                  1996                  1995                           1994                         1993
                                  ----                  ----                           ----                         ----
                                                                         (in thousands)
Balance Sheet Data

Cash and cash equivalents     $   1,834              $  1,804                        $  2,933                      $   --

Investment securities            37,038                    --                              --                          --

Working capital (deficit)        19,569               (12,080)                         (5,087)                         (3)

Total assets                     61,800                18,924                          15,260                          93

Stockholders' equity
 (deficit)                       30,143               (11,524)                         (3,693)                         41

-------------------

(1) After recording a $26.6 million nonrecurring non-cash stock option charge and a $3.5 million reserve in connection with the termination of the Blue Cross Contract. See "Business -- TennCare Program." Excluding these items, the net loss for 1996 would have been $1,614, or $.17 per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


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


Overview

  Virtually all of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing several of the health plan sponsors involved in the newly instituted TennCare state health program. See "Business -- The TennCare Program." At December 31, 1996, the Company provided pharmacy benefit management services to 26 plan sponsors with an aggregate of approximately 1.1 million plan members, primarily on a capitated basis in Tennessee.


Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

  For the year ended December 31, 1996, the Company recorded revenue of $283.2 million compared with 1995 revenue of $213.9 million. The increase of $69.3 million in revenue was due primarily to the addition of the Blue Cross Contract in April 1995 (representing approximately $36 million of such increase) and increased revenue from new and renegotiated contracts of approximately $33 million. In 1996, approximately 82% of the Company's revenue was generated through capitated contracts, compared with 90% during 1995.

  Cost of revenue for 1996 increased to $278.1 million compared with 1995 cost of revenue of $213.4 million for the same reasons revenues increased as described above. As a percentage of revenue, cost of revenue decreased from 99.8% in 1995 to 98.2% in 1996. In an effort to stem future losses and increase profitability, the Company through RxCare terminated the capitated Blue Cross Contract effective March 31, 1997. Although this contract previously had been renegotiated and extended, high utilization rates continued to hamper the Company's ability to gain profitability under this contract even though the Company was able to lower the average cost of each prescription. As a result of this termination, the Company has reserved $3.5 million at December 31, 1996 to cover future claims in excess of capitated payments to the Company. Excluding this contract, the Company would have earned $2.2 million in 1996 before taking the stock option charge (As described below). The Blue Cross Contract represents approximately 495,000 lives and accounted for $132.8 million of revenue and $7.3 million in net losses in 1996. Subsequent to the termination of this contract, the Company has negotiated a new contract directly with an affiliate of Blue Cross to begin on April 1, 1997. The new contract eliminates capitation risk to the Company and provides for the Company to be paid for certain administrative and clinical consulting services on a fee-for-service basis. The termination of the Blue Cross Contract will reduce revenues by approximately $130 million on an annualized basis.

  General and administrative expenses were $11.6 million in 1996 and $8.0 million in 1995, an increase of 45.0%. The $3.6 million increase was attributable to increases in operations, sales and marketing and headquarter personnel to support the anticipated needs of the business as well as increases in consulting and legal fees, depreciation expense and costs related to further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses increased from 3.8% in 1995 to 4.1% in 1996.

  For the year ended December 31, 1996, the Company recorded a net loss of $5.1 million, or $0.54 per share (before recording a $26.6 million nonrecurring, non-cash stock option charge representing the difference between the exercise price and the deemed fair market value of the Common Stock at the date of grant of options to purchase an aggregate of 3,600,000 shares of Common Stock granted by the Company's principal stockholder to certain executive officers and directors of the Company) compared with a 1995 net loss of $6.8 million, or $1.43 per share. This improvement was a result of the above-described changes in revenue and expenses. After recording the effect of the stock option charge, the Company reported a net loss of $31.8 million, or $3.32 per share, for 1996.

Year ended December 31, 1995 compared to the year ended December 31, 1994

  For the year ended December 31, 1995, the Company recorded $213.9 million in revenue compared with revenue of $109.3 in 1994. The $104.6 million increase in revenue was primarily due to the addition of the Blue Cross Contract in April 1995. In 1995, approximately 90% of the Company's revenue was generated through capitated contracts, compared with 85% during 1994.

  Cost of revenue for 1995 increased to $213.4 million compared with 1994 cost of revenue of $106.7 million due primarily to the addition of the Blue Cross Contract. As a percentage of revenue, cost of revenue increased from 97.6% in 1994 to 99.8% in 1995, primarily due to an increase in claims paid as a result of the addition of the Blue Cross Contract. The drug utilization rate of Blue Cross participants was significantly higher than rates previously experienced under other contracts, resulting in losses under that contract of $10 million during 1995, including the accrual of $4.5 million to cover the expected losses to be incurred under the remainder of the original contract, which expired on June 30, 1996. Claims expense (after giving effect to such accrual) was 107% of capitation revenues under the contract.

  General and administrative expenses were $8.0 million in 1995 and $5.3 million in 1994, an increase of 50.9%. Of the $2.7 million increase, $2.0 million was the result of a charge relating to an advance to RxCare in 1995 which the Company has fully reserved for. The remainder of the increase is largely attributable to the costs of additional personnel to support expanded marketing efforts. As a percentage of revenue, general and administrative expenses decreased from 4.8% in 1994 to 3.8% in 1995.

  For the year ended December 31, 1995, the Company recorded a net loss of $6.8 million, or $1.43 per share, compared with a net loss of $2.5 million, or $0.55 per share, for 1994. The increase in the net loss was a result of the above-described changes in revenue and expenses.


Liquidity and Capital Resources

  For the year ended December 31, 1996, net cash used by the Company for operating activities totaled $7.6 million, primarily due to the funding of a $3.4 million net cash operating loss (caused primarily by the Blue Cross Contract as discussed previously) and an increase in accounts receivable of $4.6 million. The Company generated net cash of $46.5 million from financing activities primarily related to the Company's initial public offering, and used $38.9 million net cash in investing activities, reflecting use of the balance of the public offering proceeds to purchase investment securities.

  At December 31, 1996, the Company had working capital of $19.6 million, compared to a $12.1 million working capital deficit at December 31, 1995. Cash and cash equivalents were $1.8 million at December 31, 1996 and 1995. The Company had investment securities held to maturity of $37.0 million at December 31, 1996. The investments are primarily corporate debt securities rated A or better.

  At December 31, 1996, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $6.1 million that may be available to offset future taxable income, if any, and which will begin expiring in 2008. Use of these carryforwards may be limited by the Tax Reform Act of 1986.

  The Company believes that its improved financial condition and capital structure since the initial public offering has enhanced its ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. Except as discussed below, the Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future. The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the RxCare Contract, approximately $8.9 million representing RxCares share of the Company's cummulative losses and amounts previously advanced or paid to RxCare.

  As part of its continued efforts to expand its pharmacy management business, the Company expects to incur additional sales and marketing expenses. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its pharmacy management business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale of equity securities of the Company.


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

  The TennCare program has been controversial since its inception and has generated government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare program will not adversely affect the Company's business in the future.

Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To MIM Corporation and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of MIM Corporation and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commissions's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         Arthur Andersen LLP


Roseland, New Jersey
February 24, 1997

                        MIM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                    (In thousands, except for share amounts)

                                            1996       1995
                                            ----       ----

ASSETS
Current assets
  Cash and cash equivalents.............  $  1,834   $  1,804
  Investment securities.................    28,113         --
  Receivables, less allowance for
   doubtful accounts of $1,088 and $360
   at December 31, 1996 and 1995........    18,646     14,823
  Prepaid expenses and other current
   assets...............................     1,129        481
                                          --------   --------
     Total current assets...............    49,722     17,108

Investment securities, net of current
 portion................................     8,925         --
Property and equipment, net.............     2,423      1,807
Due from affiliates, less allowance for
 doubtful accounts of $2,157
 and $1,957 at December 31, 1996 and
 1995..................................        628         --
Other assets, net.......................       102          9
                                          --------   --------
     Total assets.......................  $ 61,800   $ 18,924
                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Current portion of capital lease
   obligations..........................  $    213   $    216
  Accounts payable......................     1,562      1,071
  Claims payable........................    17,278     19,294
  Payables to plan sponsors and others..    10,174      8,436
  Accrued expenses......................       926        171
                                          --------   --------
     Total current liabilities..........    30,153     29,188

Capital lease obligations, net of
 current portion........................       375        110
Commitments and contingencies (Note 6)
Minority interest.......................     1,129      1,150
Stockholders' equity (deficit)
  Preferred stock, $.0001 par value;
   5,000,000 shares authorized,
   no shares issued or outstanding......        --         --
  Common stock, $.0001 par value;
   40,000,000 shares authorized,
   12,040,600 and 8,023,800 shares
   issued and outstanding
   at December 31, 1996 and 1995........         1          1
  Additional paid-in capital............    73,443         --
  Accumulated deficit...................   (41,564)    (9,188)
  Stockholder notes receivable..........    (1,737)    (2,337)
     Total stockholders' equity           --------   --------
      (deficit).........................    30,143    (11,524)
     Total liabilities and                --------   --------
      stockholders' equity (deficit)....  $ 61,800   $ 18,924
                                          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                  (In thousands, except for per share amounts)

                                          1996        1995        1994
                                       ----------  ----------  ----------

Revenue..............................   $283,159    $213,929    $109,326

Cost of revenue......................    278,068     213,398     106,717
                                        --------    --------    --------

  Gross profit.......................      5,091         531       2,609

General and administrative expenses..     11,619       8,048       5,256

Non-cash stock option charge.........     26,640          --          --
                                        --------    --------    --------

  Loss from operations...............    (33,168)     (7,517)     (2,647)

Interest income, net.................      1,393         745         191
                                        --------    --------    --------

  Loss before minority interest......    (31,775)     (6,772)     (2,456)

Less: minority interest..............        (21)         --          --
                                        --------    --------    --------

Net loss.............................   $(31,754)   $ (6,772)   $ (2,456)
                                        ========    ========    ========

Net loss per common share............     $(3.32)     $(1.43)     $(0.55)
                                        ========    ========    ========

Weighted average shares outstanding..      9,557       4,732       4,500
                                        ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                Retained
                                                  Additional    Earnings     Stockholder        Total
                                          Common   Paid-In    (Accumulated      Notes       Stockholders'
                                          Stock    Capital      Deficit)      Receivable   Equity (Deficit)
                                          ------  ----------  -------------  ------------  ----------------

Balance, December 31, 1993..............  $    1  $       --      $     40       $    --          $     41

  Stockholder loans.....................      --          --            --        (1,278)           (1,278)

  Net loss..............................      --          --        (2,456)           --            (2,456)
                                          ------  ----------      --------       -------          --------

Balance, December 31, 1994..............       1          --        (2,416)       (1,278)           (3,693)

  Stockholder loans, net................      --          --            --        (1,059)           (1,059)

  Net loss..............................      --          --        (6,772)           --            (6,772)
                                          ------  ----------      --------       -------          --------

Balance, December 31, 1995..............       1          --        (9,188)       (2,337)          (11,524)

  Stockholder loans, net................      --          --            --           (22)              (22)

  Stockholder distribution..............      --          --          (622)          622                --

  Net proceeds from initial public
   offering.............................      --      46,786            --            --            46,786

  Non-cash stock option charge..........      --      26,640            --            --            26,640

  Non-employee stock option compensation
   expense.........................           --          17            --            --                17

  Net loss..............................      --          --       (31,754)           --           (31,754)
                                          ------  ----------      --------       -------          --------

Balance, December 31, 1996..............  $    1  $   73,443      $(41,564)      $(1,737)         $ 30,143
                                          ======  ==========      ========       =======          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

                                 (In thousands)

                                            1996      1995       1994
                                            ----      ----       ----
Cash flows from operating activities:
 Net loss                                 $(31,754)  $(6,772)  $ (2,456)
   Adjustments to reconcile net loss to
    net cash (used in) provided by
    operating activities:
    Net loss allocated to minority
     interest...........................       (21)       --         --
    Depreciation and amortization.......       781       366         92
    Stock option charges................    26,657        --         --
    Provision for losses on receivables
     and due from affiliates............       928     1,977        340
 Changes in assets and liabilities:
   Receivables..........................    (4,551)   (4,728)   (10,455)
   Prepaid expenses and other current
    assets..............................      (648)       98       (530)
   Accounts payable.....................       491      (376)     1,447
   Claims payable.......................    (2,016)    9,031     10,263
   Payables to plan sponsors and others.     1,738     2,003      6,433
   Accrued expenses.....................       755      (202)       359
     Net cash (used in) provided by       --------   -------   --------
      operating activities..............    (7,640)    1,397      5,493
                                          --------   -------   --------
 Cash flows from investing activities:
   Purchase of property and equipment...      (870)     (802)      (810)
   Purchase of investment securities....   (37,038)       --         --
   Stockholder notes receivable, net....       (22)   (1,059)    (1,278)
   Due from affiliates, net.............      (828)   (1,759)      (236)
   (Increase) decrease in other assets..       (93)      164       (168)
                                          --------   -------   --------
     Net cash used in investing
      activities........................    (38,851)   (3,456)    (2,492)
                                           --------   -------   --------
Cash flows from financing activities:
  Principal payments on capital lease
   obligations..........................      (265)     (220)       (68)
  Proceeds from initial public offering.    46,786        --         --
  Minority interest investment..........        --     1,150         --
                                          --------   -------   --------
     Net cash provided by (used in)
      financing activities..............    46,521       930        (68)
                                          --------   -------   --------
Net increase (decrease) in cash and
 cash equivalents.......................        30    (1,129)     2,933
Cash and cash equivalents--beginning of
 period.................................     1,804     2,933         --
                                          --------   -------   --------
Cash and cash equivalents--end of period  $  1,834   $ 1,804   $  2,933
                                          ========   =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Income taxes..........................  $     --   $   286   $     72
                                          ========   =======   ========
  Interest..............................  $     55   $    31   $      6
                                          ========   =======   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
 Equipment acquired under capital lease
  obligations...........................  $    527   $   109   $    505
                                          ========   =======   ========
 Distribution to stockholder through
  cancellation of
  stockholder notes receivable..........  $    622   $    --   $     --
                                          ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands, except for share and per share amounts)


NOTE 1--NATURE OF BUSINESS

 Corporate Organization

  MIM Corporation was incorporated in Delaware in March 1996 for the purpose of combining the businesses and operations of Pro-Mark Holdings, Inc., a Delaware corporation ("Pro-Mark"), and MIM Strategic Marketing, LLC, a Rhode Island limited liability company ("MIM Strategic"), (the "Formation"). The
Formation was effected in May 1996. Previously, Pro-Mark Drug Benefit Management Services, LLC, a Rhode Island limited liability company formed in June 1993 ("Pro-Mark DBMS"), had merged into Pro-Mark in April 1994. Pro-Mark is a wholly-owned subsidiary of MIM Corporation, and MIM Strategic is 90%-owned by MIM Corporation. As used in these notes, the "Company" refers to MIM
Corporation and its subsidiaries and predecessors.

  Prior to the Formation, Pro-Mark DBMS, Pro-Mark and Strategic were controlled by an officer of the Company and his family who collectively hold a direct or indirect controlling interest in MIM Corporation. All of these companies are under common control. The Formation has been accounted for using the carryover basis of accounting, and MIM Corporation's consolidated financial statements include the accounts and operations of Pro-Mark DBMS, Pro-Mark and MIM Strategic for all periods presented from the date each entity was formed.

  At incorporation, the authorized capital stock of MIM Corporation consisted of 1,500,000 shares of common stock, $0.001 par value. In May 1996, the certificate of incorporation of MIM Corporation was amended and restated to provide for authorized capital stock consisting of 40,000,000 shares of common stock, $0.0001 par value ("Common Stock"), and 5,000,000 shares of Preferred Stock, $0.0001 par value. In May 1996, 8,023,800 shares of Common Stock were issued in connection with the Formation.

  In the Formation, MIM Corporation acquired all of the outstanding stock of Pro-Mark and 90% of the ownership and membership interest in MIM Strategic. In exchange, Pro-Mark's stockholders received 150 shares of Common Stock of MIM Corporation for each Pro-Mark share (or an aggregate of 4,500,000 shares of Common Stock), and certain members of MIM Strategic received an aggregate of 3,523,800 shares of Common Stock for their 90% interest in MIM Strategic. Zenith Goldline Pharmaceuticals, Inc., a Florida corporation ("Zenith Goldline"), has held a 10% interest in MIM Strategic since its inception and did not participate in the Formation.

  In the Formation, outstanding stock options granted by Pro-Mark to employees and key contractors were exchanged for options from MIM Corporation on substantially similar terms (see Note 8). Except as otherwise indicated, all stock and stock option amounts (including share, per share par value and exercise price) pertaining to Pro-Mark DBMS, Pro-Mark and MIM Strategic prior to the Formation have been restated to reflect the equivalent amounts pertaining to Common Stock as if the Formation had already occurred.

  MIM Strategic was formed in 1995 by MIM Holdings, LLC ("MIM Holdings"), which is controlled by an officer of the Company and his family. MIM Holdings and Zenith Goldline contributed various intangibles and $1,150 in cash, respectively, to the capital of MIM Strategic in exchange for their 90% and 10% interests, respectively, in MIM Strategic. No accounting recognition has been given to the intangibles for financial reporting purposes since their value is not objectively determinable, and the entire $1,150 of capital contributed by Zenith Goldline has been presented as minority interest in the accompanying consolidated balance sheets. Profits and losses of MIM Strategic are allocated 90% to the Company and 10% to Zenith Goldline.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)

 Business

  The Company's revenues have been derived primarily from agreements to provide pharmacy benefit management services to sponsors of public and private health plans. To date, these services primarily have been provided to sponsors of Tennessee-based plans who have entered into pharmacy benefit management contracts with RxCare of Tennessee, Inc. ("RxCare"), a subsidiary of the Tennessee Pharmacists Association, including contracts ("TennCare contracts") to provide mandated pharmaceutical services to formerly Medicaid-eligible and uninsured and uninsurable Tennessee residents under the State's TennCare Medicaid waiver program ("TennCare").

  Under an agreement with RxCare formalized in March 1994 and thereafter amended (the "RxCare Contract"), the Company is responsible for operating and managing RxCare's pharmacy benefit management contracts. In return for receipt of all sponsor payments due RxCare under its pharmacy benefit management contracts and all rebates negotiated with pharmaceutical manufacturers in connection with RxCare programs, the Company implements and enforces the drug benefit programs, bears all program costs including payments to dispensing pharmacies and certain payments to RxCare and sponsors, and shares with RxCare the remaining profit, if any, under the pharmacy benefit management contracts (see Note 2). The RxCare Contract is scheduled to expire in December 1998 unless renewed in accordance with its terms.

  The Company also markets prescription and over-the-counter pharmaceutical products to pharmacies and pharmacy-buying networks through its preferred generics programs.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Capitated Agreements.   Certain pharmacy benefit management contracts are
capitated agreements pursuant to which the Company receives a fixed monthly fee for each member enrolled in a particular health plan. In exchange for this fee the Company is obligated to provide covered pharmacy services to plan members. Typically, capitated agreements have a one-year term and are subject to automatic renewal unless notice of termination is given. These contracts are subject to earlier termination upon the occurrence of certain events.

  Capitation payments under TennCare contracts are based upon the latest eligible member data provided by the State of Tennessee. On a monthly basis, the Company receives payments (and recognizes revenue) for those members eligible for the current month, plus or minus capitation amounts for those persons determined to be retroactively eligible or ineligible for prior months under the contract. The amounts for retroactive capitation payments are based upon management's estimates and are included in receivables in the accompanying consolidated balance sheets. The related receivables at December 31, 1996 and 1995 were approximately $1,056 and $1,740, respectively. The related capitated revenue for the years ended December 31, 1996, 1995 and 1994 was approximately $232,395, $192,625 and $93,100, respectively.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)

  Fee-for-Service Agreements.   Certain pharmacy benefit management contracts
are fee-for-service agreements pursuant to which the Company is paid by the plan sponsor an amount reflecting the cost of a prescription plus a service fee. Under these contracts, the Company is obligated to pay network pharmacies for pharmacy services provided to plan members only to the extent that the plan sponsor pays the Company for the cost of the service. Fee-for-service revenue is recognized at the time a pharmacy prescription claim is received. The related fee-for-service revenue for the years ended December 31, 1996, 1995 and 1994 was approximately $49,941, $16,525 and $14,072, respectively.

  Receivables.   Receivables include amounts due from plan sponsors under the
Company's pharmacy benefit management contracts and amounts due from pharmaceutical manufacturers, which represent rebates and service fees resulting from the distribution of certain drugs through retail pharmacies.

  Cost of Revenue.   Cost of revenue includes pharmacy claims, fees paid to
pharmacists and other direct costs associated with pharmacy management and claims processing operations, offset by fees received from pharmaceutical manufacturers in connection with the Company's pharmacy management programs.

 Payables to Plan Sponsors and Others

  Certain pharmacy benefit management contracts provide for an income or loss share with the plan sponsor. The income or loss share is calculated by deducting all related costs and expenses from revenues earned under the contract. To the extent revenues exceed costs, the Company records a payable representing the plan sponsor's share of the profit attributable to that contract, and to the extent costs exceed revenues the Company records a receivable. Agreements between RxCare and certain plan sponsors also provide for the sharing of pharmaceutical manufacturers' rebates with the plan sponsor. The Company is also obligated to share with RxCare the cumulative profit, if any, under the Company's agreement with RxCare (see Note 4). The Company estimates that any difference between the recorded liability on the accompanying consolidated balance sheets and the ultimate exposure under those contract provisions will not have a material adverse effect on the consolidated financial statements.

 Cash and Cash Equivalents

  For the purpose of the accompanying consolidated statements of cash flows, cash and cash equivalents are defined as demand deposits and overnight investments at banks.

 Property and Equipment

  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of assets ranging from three to five years or in the case of leases, over the life of the lease. Maintenance and repairs are expensed as incurred.

 Long-Lived Assets

  During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of'' (''SFAS 121''). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


 Claims Payable

  The Company is responsible for all covered prescriptions provided to plan members during the contract period. At December 31, 1996 and 1995, certain prescriptions were dispensed to members for which the related claims had not yet been presented to the Company for payment. Estimates of $3,296 and $3,823 at December 31, 1996 and 1995, respectively, have been accrued for these claims in the accompanying consolidated balance sheets. Unpaid claims incurred and reported amounted to $10,482 and $10,971 at December 31, 1996 and 1995, respectively.

  The Company has experienced losses on one of its TennCare contracts since the contract was entered into as of April 1, 1995. The Company, through RxCare, has exercised its option to terminate the contract on March 31, 1997, before its scheduled expiration date of December 31, 1997. As a result of this termination, the Company has accrued $3,500 to cover the expected losses to be incurred through the termination date. At December 31, 1995 the Company also included an accrual of $4,500 to cover management's estimate of losses to be incurred during the remainder of the original contract, which expired on June 30, 1996. These amounts are included in claims payable in the accompanying consolidated balance sheets.

 Minority Interest

  The minority interest in the loss of MIM Strategic is reflected as a reduction of net loss in the accompanying consolidated statements of operations.

 Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes'' (''SFAS 109''). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

 Disclosure of Fair Value of Financial Instruments

  The Company's financial instruments consist mainly of cash and cash equivalents, investment securities (see Note 3), accounts receivable and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

 Accounting for Stock-Based Compensation

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation'' (''SFAS 123'') which encourages, but does not require that an entity account for employee stock compensation under a fair value-based method. SFAS 123 allows an entity to continue to measure compensation cost for employee stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25''). Effective for fiscal years beginning after December 15, 1995, entities electing to remain with accounting under APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting under SFAS 123 had been applied. The Company will continue to account for employee stock-based compensation under APB 25 and has made the pro forma disclosures required under SFAS 123 (see Note 8).

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)

 Earnings Per Share

  Net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of the common shares contingently issuable from stock options. Common shares outstanding and per share amounts reflect the Formation (see Note 1) and are considered outstanding from the date each entity was formed.

NOTE 3 - INVESTMENT SECURITIES

   In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This statement requires investments in debt securities to be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity. Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported as a separate component of stockholders' equity, net of applicable income taxes. Dividend and interest income, including amortization of premiums and discounts, is recorded in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method which approximates the level-yield method. Management reviews all reductions in value below book value to determine if the impairment is other than temporary. If the impairment is determined to be other than temporary in nature, the carrying value of the security is written down to the appropriate level by a charge to earnings.

   The Company's investment securities are classified as held-to-maturity as of December 31, 1996. The following presents amortized cost (which approximates fair value), of these securities as of December 31, 1996. Gross unrealized gains and losses were insignificant.

                                             Amortized Cost
                                             --------------
Held-to-maturity securities:
 U.S. government                                 $ 1,000
 States and political subdivision                    545
 Corporate securities                             35,493
                                                 -------
Total investment securities                      $37,038
                                                 =======

   The contractual maturities of all held-to-maturity securities at December 31, 1996 are as follows:


                                             Amortized Cost
                                             --------------
Due in one year or less                          $28,113
Due after one year through five years              8,925
                                                 -------
Total investment securities                      $37,038
                                                 =======

NOTE 4--RELATED PARTY TRANSACTIONS

 Due to/from Affiliates

  During 1994 the Company loaned $150 to a relative of an officer of the Company in return for a demand note bearing interest at the prime rate (8.5% at December 31, 1994). The full amount of principal and interest was repaid in 1995.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


  In 1994 the Company made approximately $40 of short-term advances to an officer of the Company. These advances were repaid in full during 1995.

  During 1995 the Company advanced RxCare approximately $1,957 to fund the losses RxCare had incurred in connection with one of its pharmacy benefit management contracts that is currently being managed by the Company under the Company's agreement with RxCare. Although the Company does not intend to seek repayment of the advance, the Company intends to offset such amount against future profit sharing amounts, if any, due to RxCare under the Company's agreement with RxCare. As RxCare's revenue is largely dependent upon the Company's results of operations in Tennessee, the collectibility of this amount is uncertain, and a full reserve has been recorded against the advance. During October 1996, the Company advanced approximately $349 directly to individual pharmacies in Tennessee on behalf of RxCare. The amount is included in due from affiliates at December 31, 1996.

  As part of its agreement with RxCare, the Company is obligated to share with RxCare the Company's cumulative profit, if any, from the RxCare pharmacy benefit management contracts. Based on estimated results of operations for 1994, the Company accrued $473 during 1994 which was paid in 1995. Although actual operations for 1994 were subsequently determined not to be profitable, the Company does not intend to request repayment of the fee but intends to offset such amount against future profit sharing amounts. No amount was due RxCare for the years ended December 31, 1996 or 1995.

  The Company is currently marketing and promoting certain preferred generic drugs of Zenith Goldline pursuant to two three-year contracts entered into in December 1995. In return, the Company is entitled to receive fees based on a percentage of the growth in Zenith Goldline's gross margins from related sales. Included in due from affiliates at December 31, 1996 is management's estimate of revenues earned under these agreements.

  During 1996, the Company made short-term advances to MIM Holdings and Alchemie Properties, LLC (''Alchemie'') of $99 and $25, respectively. Alchemie is controlled by an officer of the Company. Repayments by MIM Holdings and Alchemie through December 31, 1996 were $13 and $25, respectively. Originally scheduled to be repaid by September 30, 1996 without interest, the remaining $86 principal amount owed by Holdings is due and payable on September 30, 1997 together with 10% interest accruing on the unpaid balance since September 1996, pursuant to an unsecured promissory note that, together with interest, are due and payable on September 30, 1997. The principal balance and accrued interest at December 31, 1996 of $88 is included in due from affiliates. MIM Holdings is controlled by a Company officer and his family.

  In June 1996, an executive officer of the Company loaned $500 to the Company for working capital purposes pursuant an unsecured, 10% promissory note that is payable upon demand. The loan amount plus $2.5 for interest and fees was repaid by December 31, 1996.

 Other Activities

  Pursuant to the RxCare Contract, which expires in December 1998, the Company makes monthly payments to RxCare to defray the cost of office space and equipment provided by RxCare on behalf of the Company and to provide RxCare with cash flow to meet its operating expenses. Expenses under this agreement were $240, $140 and $100 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, from November 1995 through October 1996 the Company paid RxCare $6.5 monthly to cover expenses associated with a regional cost containment initiative.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)

  In December 1994, the Company entered into a ten-year agreement to lease a facility from Alchemie. The lease provides for monthly payments of $3 plus real estate taxes and condominium association fees. Rent expense was approximately $52, $60 and $5 for the years ended December 31, 1996, 1995 and 1994, respectively. The future minimum rental payments under these agreements are included in Note 6 with the Company's other operating leases.

 Consulting and Service Agreements

  In January 1994, the Company entered into consulting agreements with three minority stockholders of the Company. These agreements expire in 1999 and provide for payments to be made as services are rendered. In 1994, payments of $75 were made to each consultant. No amounts were paid in 1995 or 1996.

  In January 1994, the Company entered into a consulting agreement with an officer of RxCare which provided for payments by the Company of $5.5 per month, and additional compensation as agreed by the parties for special projects, through December 1996. The Company paid a total of $66 in both 1996 and 1995 and $516 in 1994. In December of 1996, $225 for the special projects was returned to the Company and treated as a reduction of general and administrative expenses.

  In September 1995, the Company entered into a contract with MIM Holdings to receive management consulting services in return for monthly payments to MIM Holdings of $75. Consulting expenses amounted to $225 and $300 for the year ended December 31, 1996 and 1995, respectively. The contract was terminated on March 31, 1996.

  A professional services agreement was entered into as of January 1, 1996 between MIM Holdings and the Company. Under this agreement, MIM Holdings provided the Company with operational professional services required to perform the Company's obligations under a Marketing Services Agreement with Zenith Goldline (see Note 1), for which the Company paid MIM Holdings $150 in 1996. The agreement was terminated in May 1996.

 Stockholder Notes Receivable

  In June 1994, the Company advanced to an officer approximately $979 for purposes of acquiring a principal residence, $975 of which is collateralized by a first mortgage on the residence. In exchange for the funds, the Company received two promissory notes, the aggregate outstanding principal balance of which was $955 and $979 at December 31, 1996 and 1995, respectively. The notes are due on June 15, 1997 and bear interest at 5.42% per annum payable monthly. Interest income on the notes for the years ended December 31, 1996, 1995 and 1994 was $52, $55 and $29, respectively.

  In August 1994, the Company advanced to Alchemie $299 for the purposes of acquiring a building leased by the Company, of which approximately $280 was outstanding at December 31, 1996 and 1995. The note bears interest at a rate of 10% per annum with principal due on December 1, 2004. Interest income was $29 for the years ended December 31, 1996 and 1995, respectively, and $12 for the year ended December 31, 1994. The note is secured by a lien on Alchemie's rental income.

  In December 1995, the Company advanced to MIM Holdings $800 for certain consulting services to be performed for the Company in 1996. During 1995, the Company also paid $278 for certain expenses on behalf of MIM Holdings including $150 for consulting services to MIM Holdings by an officer of RxCare. These amounts, totaling $1,078, were recorded as a stockholder note receivable at December 31, 1995. The Company has received a note from MIM Holdings for $456. As originally written, the note bore interest at 10% per annum, payable quarterly, with principal due on March 31, 2001. The note was rewritten in December 1996 to make all interest from January 1, 1996 to September 30, 1997 payable on September 30, 1997. Thereafter, interest will be paid

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


quarterly, in arrears, until March 31, 2001. The note is guaranteed by an officer of the Company and further secured by the assignment to the Company of two notes due to MIM Holdings in the aggregate principal amount of $456. The remaining balance of $622 will not be repaid and was recorded as a stockholder distribution during the first quarter of 1996. The outstanding principal balance plus accrued interest at December 31, 1996 was $502.

NOTE 5--PROPERTY AND EQUIPMENT

 Property and equipment, at cost, consists of the following at December 31,:

                                            1996     1995
                                          --------  -------
 Computer and office equipment,
  including equipment under
      capital leases....................  $ 2,794   $1,614
 Furniture and fixtures.................      364      173
 Leasehold improvements.................      506      480
                                          -------   ------
                                            3,664    2,267
 Less: Accumulated depreciation and
  amortization..........................   (1,241)    (460)
                                          -------   ------
                                          $ 2,423   $1,807
                                          =======   ======

NOTE 6--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is currently a third-party defendant in a proceeding in the Superior Court of the State of Rhode Island. The third-party complaint alleges that the Company interfered with certain contractual relationships and misappropriated certain confidential information. The third-party complaint seeks to enjoin the Company from using the allegedly misappropriated confidential information and seeks an unspecified amount of compensatory and consequential damages, interest and attorneys' fees. Although the Company believes that the third-party plaintiffs' allegations are without merit, the loss of this litigation could have a material adverse effect on the Company's financial position and results of operations.

 Government Regulation

  Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs (including TennCare), Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of plan sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


the Company's financial position and results of operations. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as exclusion from the Medicare and Medicaid (including TennCare) programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

 Non-Compete Covenant

  In connection with his resignation from Zenith Laboratories, Inc. a manufactuer and distributor of generic drugs ("Zenith"), in January 1996 the Company's chief Executive Officer agreed that he would provide consultative services to Zenith through December 31, 1998 and that, until then, neither he, nor any business in which he has a direct or indirect interest, will own, manage or be employed or engaged by any business that is substantially competitive with any material portion of the business of Zenith or its subsidiaries as conducted in early 1996. Such covenant may restrict the Company's ability to compete in certain areas including its preferred generics business and any future drug distribution business.

 Employment Agreements

  The Company has entered into employment agreements with certain key employees which expire at various dates through May 2000. Total minimum commitments under these agreements are approximately as follows:


            1997..................................  $1,400
            1998..................................   1,200
            1999..................................   1,200
            2000..................................     500
                                                    ------
                                                    $4,300
                                                    ======

 Other Agreements

  The Company has various consulting agreements which will require payments of $480 in the aggregate through 1998. As discussed in Note 4, the Company rents its main facility from Alchemie. Rent expense for non-related party leased facilities and equipment was approximately $208, $116 and $95 for the years ended December 31, 1996, 1995 and 1994, respectively.

 Operating Leases

  The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31, 1996 are as follows:


        1997............................................  $  203
        1998............................................     170
        1999............................................     164
        2000............................................     161
        2001............................................     152
        Thereafter......................................     329
                                                          ------
                                                          $1,179
                                                          ======

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


 Capital Leases

  The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31, 1996 are as follows:


        1997.............................................  $251
        1998.............................................   186
        1999.............................................   158
        2000.............................................    66
                                                           ----
      Total minimum lease payments.......................   661
        Less: amount representing interest...............    73
                                                           ----
      Obligations under leases...........................   588
            Less: current portion of lease
             obligation..................................   213
                                                           ----
                                                           $375
                                                           ====

NOTE 7--INCOME TAXES

  The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by currently enacted tax laws and rates. Deferred income tax expenses and credits are based on changes in the deferred assets and liabilities from period to period.

  The effect of temporary differences which give rise to a significant portion of deferred taxes are as follows as of December 31, 1996 and 1995:

                                                      1996      1995
                                                      ----      ----
   Deferred tax assets:
       Reserves and accruals not yet
        deductible for tax purposes...............  $ 3,327   $ 2,952
       Net operating loss carryforward............    2,475       783
                                                    -------   -------
          Subtotal................................    5,802     3,735
         Less: valuation allowance................   (5,734)   (3,669)
                                                    -------   -------
   Total deferred tax assets......................       68        66
                                                     -------   -------
   Deferred tax liabilities:
       Property basis differences.................      (68)      (66)
                                                    -------   -------
   Total deferred tax liability...................      (68)      (66)
                                                    -------   -------
   Net deferred taxes.............................  $    --   $    --
                                                    =======   =======

    It is uncertain whether the Company will realize full benefit from its deferred tax assets, and it has therefore recorded a valuation allowance. The Company will assess the need for the valuation allowance at each balance sheet date.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


  There is no provision (benefit) for income taxes for the years ended December 31, 1996 and 1995. A reconciliation to the tax provision (benefit) at the Federal statutory rate is presented below:

                                                      1996       1995
                                                    ---------  --------
       Tax benefit at statutory rate..............  $(10,796)  $(2,303)
       State tax benefit, net of
        federal taxes.............................    (2,096)     (447)
       Provision for valuation allowance..........     2,065     2,747
       Non-deductible executive stock
        option compensation charge................    10,816        --
       Other......................................        11         3
                                                    --------   -------
   Recorded income taxes..........................  $     --   $    --
                                                    ========   =======



    At December 31, 1996, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $6,096 that may be available to offset future taxable income, if any, and which will begin expiring in 2008. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including significant changes in ownership.

NOTE 8--STOCKHOLDERS' EQUITY

 Public Offering

  On August 14, 1996, the Securities and Exchange Commission declared effective the Company's Registration Statement (under the Securities Act of 1933, as amended) for its initial public offering, and the Company entered into an Underwriting Agreement with Paine Webber Incorporated and Dillon, Read and Co. Inc., as representatives of the several underwriters, to sell 4,000,000 shares of Common Stock to the underwriters at the public offering price of $13.00 per share, less underwriting discounts and commissions of $.91 per share. On August 20, 1996, the Company received the net proceeds of the public offering from the underwriters. Net proceeds amounted to $46,786 after offering costs of $1,574.

 Stock Option Plans

  In 1994, Pro-Mark established the Pro-Mark Holdings, Inc. 1994 Stock Plan (the ''Pro-Mark Plan''). The Pro-Mark Plan provided for, among other awards, options to employees, contractors and consultants to purchase up to 60,000 shares of Pro-Mark common stock at an option price not less than 100% of the fair market value of the shares on the grant date. The period during which an option may be exercised varied, but no option could be exercised after 15 years from the date of grant. During 1994, options to purchase 3,738 shares of common stock were granted at $1.00 per share (560,700 shares of the Company's Common Stock at $0.0067 per share as a result of the Formation--see Note 1). During 1995, options to purchase 16,628 shares of common stock were granted at $1.00 per share (a total of 2,494,200 shares of the Company's Common Stock at $0.0067 per share as a result of the Formation--see Note 1). All of such options were deemed to have been granted at fair market value and were exchanged in the Formation for options under the Company's Plan (as defined below).

  In May 1996, the Company adopted the MIM Corporation 1996 Stock Incentive Plan (the ''Plan''). The Plan provides for the granting of incentive stock options
(ISOs) and non-qualified stock options to employees and key contractors of the Company. Options granted under the Plan generally vest over a three-year period, but vest in full upon a change in control of the Company or at the discretion of the Company's compensation committee, and generally are exercisable up to 15 years from the date of grant. The exercise price of ISOs granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


10% shareholder). If non-qualified stock options are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest. The number of shares authorized for issuance under the Plan, initially 4,000,000, was increased to 4,372,718 in December 1996. At December 31, 1996, 272,337 shares remained available for grant under the Plan.

  As of December 31, 1996 and 1995, the exercisable portion of outstanding options was 2,679,167 and 2,442,100, respectively. No options were exercisable at December 31, 1994. Stock option activity under the Plan through December 31, 1996 is as follows:



                               Options    Average Price
                              ----------  -------------
Balance, December 31, 1993        --           --
 Granted....................    560,700         $0.0067
 Canceled...................     (8,400)
                              ---------
Balance, December 31, 1994..    552,300         $0.0067
 Granted....................  2,494,200         $0.0067
 Canceled...................    (24,600)
                              ---------
Balance, December 31, 1995..  3,021,900         $0.0067
 Granted....................  1,124,902         $ 11.26
 Canceled...................    (46,421)
 Exercised..................    (16,800)
                              ---------
Balance, December 31, 1996..  4,083,581         $  2.99
                              =========

  In July 1996, the Company adopted the MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan (the ''Directors Plan''). The purpose of the Directors Plan is to attract and retain qualified individuals to serve as non-employee directors of the Company (''Outside Directors''), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company since the adoption of the Directors Plan. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A total of 100,000 shares of Common Stock are authorized for issuance under the Directors Plan. At December 31, 1996, options to purchase 40,000 shares of Common Stock were outstanding under the Directors Plan at an exercise price of $13.00 per share, none of which were exercisable.

 Accounting for Stock-Based Compensation

  The Company applies APB 25 and related interpretations in accounting for its stock option plans for options granted to employees and directors of the Company. In May 1996 the majority stockholder of the Company granted to three unrelated individuals with the Company (each of whom became a director of the Company and two of whom also became officers of the Company), options to purchase an aggregate of 3,600,000 shares of Common Stock owned by him at $0.10 per share. These options are immediately exercisable and have a term of ten years, subject to earlier termination upon a change in control of the Company, as defined. In connection with these options, under APB 25, for the year ended December 31, 1996 the Company recorded a nonrecurring, non-cash stock option charge (and a corresponding credit to additional paid-in capital) of $26,640, representing the difference between the exercise price and the deemed fair market value of the Common Stock at the date of grant.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)

  In July 1996, the majority stockholder also granted to one of these individuals an additional option (''additional option'') to purchase 1,860,000 shares of Common Stock owned by him at $13 per share. The additional option has a term of ten years, subject to earlier termination upon a change in control of the Company, as defined, or within certain specified periods following the grantee's death, disability or termination of employment for any reason. The additional option vests in installments of 620,000 shares each on December 31, 1996, 1997 and 1998, and is immediately exercisable upon the approval of a change in control of the Company, as defined, by the Company's Board of Directors and, if required, stockholders. During 1996, the Company also recorded compensation expense as a general and administrative charge of $17 in accordance with SFAS 123 for the fair value of options granted to certain non-employees of the Company.

  Had compensation cost for the Company's stock option plans for employees and directors been determined based on the fair value method in accordance with SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31,:

                                        1996                      1995
                                     -----------               ----------
                             As Reported    Pro Forma   As Reported  Pro Forma
                             ------------  -----------  -----------  ----------

Net loss                        $(31,754)    $(32,131)     $(6,772)    $(6,779)
                                ========     ========      =======     =======
Net loss per common and
 common equivalent share        $  (3.32)    $  (3.36)     $ (1.43)    $ (1.43)
                                ========     ========      =======     =======
Weighed average shares
 outstanding                       9,557        9,557        4,732       4,732
                                ========     ========      =======     =======

  Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted.

  The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              1996      1995
                              ----      ----
Volatility                     50%       50%
Risk-free interest rate         5%        5%
Expected life of options    4 years   4 years

  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        MIM CORPORATION AND SUBSIDIARIES

             (In thousands, except for share and per share amounts)


NOTE 9--CONCENTRATION OF CREDIT RISK

  The majority of the Company's revenues have been derived from TennCare contracts pursuant to the RxCare Contract. The following table outlines contracts with plan sponsors having revenues which individually exceeded 10% of total revenues during the applicable time period:

                                               Plan Sponsor
                                         ------------------------
                                           A    B    C    D    E
                                          ---  ---  ---  ---  ---
Year ended December 31, 1994
    % of total revenue..................  60%  13%  15%  -    -
    % of total accounts receivable at
     period end.........................  49%  *    *    -    -
Year ended December 31, 1995
    % of total revenue..................  30%  *    *    45%  -
    % of total accounts receivable at
     period end.........................  *    *    *    28%  -
Year ended December 31, 1996
    % of total revenue..................  18%  *    *    47%  11%
    % of total accounts receivable at
     period end.........................  *    *    *    13%  14%

-----------------
* Less than 10%.

  There were no other contracts representing 10% or more of the Company's total revenue for the years ended December 31, 1996, 1995 and 1994. It is possible that the State of Tennessee or the Federal government could require modifications to the TennCare program. The Company is unable to predict the effect of any such future changes to the TennCare program. Subsequent to year end the Company terminated one of its MCO contracts beginning April 1, 1997 which represented 1996 revenues and net losses of $132,846 and $7,321, respectively (see Note 2).

NOTE 10--PROFIT SHARING PLAN

  The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company made no matching contributions for the years ended December 31, 1996, 1995 and 1994.

                       MIM Corporation and Subsidiaries

               Schedule II -- Valuation and Qualifying Accounts
             For the years ended December 31, 1996, 1995 and 1994

                                (In thousands)


                                 Balance at  Charged to           Balance at
                                 Beginning   Costs and    Other      End
                                 of Period    Expenses   Charges  of Period
                                 ----------  ----------  -------  ----------
 Year ended December 31, 1994
     Accounts receivable.......  $        0  $      340  $     0  $      340
     Accounts receivable, other  $        0  $        0  $     0  $        0
                                 ==========  ==========  =======  ==========

Year ended December 31, 1995
     Accounts receivable.......  $      340  $       20  $     0  $      360
     Accounts receivable, other  $        0  $    1,957  $     0  $    1,957
                                 ==========  ==========  =======  ==========

Year ended December 31, 1996
     Accounts receivable.......  $      360  $      728  $     0  $    1,088
     Accounts receivable, other  $    1,957  $      200  $     0  $    2,157
                                 ==========  ==========  =======  ==========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III


Incorporated by Reference

   The information called for by Item 10 -- "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 -- "Executive Compensation", Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in June 1997, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as a Part of this Report

                                                                      Page
                                                                      ----
1.   Financial Statements:
     --------------------

     Report of Independent Accountants...............................  13

     Consolidated Balance Sheets as of December
      31, 1996 and 1995..............................................  14

     Consolidated Statements of Operations for
      the years ended December 31, 1996,
        1995 and 1994................................................  15

     Consolidated Statements of Stockholders'
      Equity (Deficit) for the years ended
        December 31, 1994, 1995 and 1996.............................  16

     Consolidated Statements of Cash Flows for
      the years ended December 31, 1996,
        1995 and 1994................................................  17

     Notes to Consolidated Financial Statements......................  18

2.   Financial Statement Schedules:
     ------------------------------

     II.  Valuation and Qualifying Accounts for
           the years ended December 31, 1996, 1995 and 1994..........  32

     All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits:
     --------


Exhibit
Number                                     Description                                                   Location
-------                                    -----------                                                   --------
3.1       Amended and Restated Certificate of Incorporation of MIM Corporation..........................(1) (Exh. 3.1)

3.2       By-Laws of MIM Corporation....................................................................(1) (Exh. 3.2)

10.1      Drug Benefit Program Services Agreement between Pro-Mark Holdings, Inc. and
            RxCare of Tennessee, Inc. dated as of March 1, 1994, as amended January 1, 1995.............(1) (Exh. 10.1)

10.2      Capitation Agreement between Blue Cross and Blue Shield of Tennessee and RxCare of Tennessee, Inc. dated as of April 1, 1995................................................(1) (Exh. 10.2)

10.3      Letter agreement between Blue Cross and Blue Shield of Tennessee, Inc., Voluntary
            State Health Plan, Inc. and RxCare of Tennessee, Inc. dated June 28, 1996 amending the Capitation Agreement between Blue Cross and Blue Shield of Tennessee and
            RxCare of Tennessee, Inc.  dated as of April 1, 1995........................................(1) (Exh. 10.2(a))

10.4      Pharmaceutical Services Agreement between Tennessee Primary Care Network, Inc. and
            RxCare of Tennessee, Inc....................................................................(1) (Exh. 10.3)

10.5      Marketing Services Agreement between Zenith Goldline Pharmaceuticals, Inc. and
            MIM Strategic Marketing, LLC dated as of December 8, 1995...................................(1) (Exh. 10.4)

10.6      Pharmaceutical Reimbursement Agreement between Pro-Mark Holdings, Inc. and
            Zenith Goldline Pharmaceuticals, Inc. dated as of December 8, 1995..........................(1) (Exh. 10.5)

10.7      Software Licensing and Support Agreement between ComCoTec, Inc. and  Pro-Mark
            Holdings, Inc. dated November 21, 1994......................................................(1) (Exh. 10.6)

10.8      Provider Network Agreement (Agent) between Tennessee Health Partnership and
            RxCare of Tennessee, Inc. dated February 26, 1996...........................................(3)

10.9      Promissory Notes of E. David Corvese and Nancy Corvese in favor of Pro-Mark
            Holdings, Inc. dated June 15, 1994..........................................................(1) (Exh. 10.9)

10.10     Promissory Note of Alchemie Properties, LLC in favor of Pro-Mark
            Holdings, Inc. dated August 14, 1994........................................................(1) (Exh. 10.10)

10.11     Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated
            March 21, 1996..............................................................................(2)

10.12     Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated
            December 31, 1996, replacing Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated March 21, 1996..................................................(2)

10.13     Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated
            March 31, 1996..............................................................................(1) (Exh. 10.11)

10.14     Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated
            December 31, 1996, replacing Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated March 31, 1996..................................................(2)


10.15     Demand Note of MIM Corporation in favor of John H. Klein dated June 4, 1996....................(1) (Exh. 10.12)

10.16     Management Agreement between MIM Holdings, LLC and Pro-Mark Holdings, Inc.
            dated August 31, 1995........................................................................(1) (Exh. 10.13)

10.17     Start-Up Professional Services Agreement between MIM Holdings, LLC and MIM
            Strategic, LLC dated as of January 1, 1996...................................................(1) (Exh. 10.14)

10.18     On-Going Professional Services Agreement between MIM Holdings, LLC and MIM
            Strategic, LLC dated as of January 1, 1996...................................................(1) (Exh. 10.15)

10.19     Employment Agreement between MIM Corporation and John H. Klein dated as of
            May 30, 1996*................................................................................(1) (Exh. 10.16)

10.20     Employment Agreement between MIM Corporation and E. David Corvese dated as of May 30, 1996*.............................................................................(1) (Exh. 10.17)

10.21     Employment Agreement between MIM Corporation and Richard H. Friedman dated as of May 30, 1996*..........................................................................(1) (Exh. 10.18)

10.22     Employment Agreement between MIM Corporation and Todd R. Palmieri dated as of
            May 30, 1996*................................................................................(1) (Exh. 10.19)

10.23     Stock Option Agreement between E. David Corvese and John H. Klein dated as of
            May 30, 1996*................................................................................(1) (Exh. 10.22)

10.24     Stock Option Agreement II between E. David Corvese and John H. Klein dated as of
            May 30, 1996*................................................................................(1) (Exh. 10.23)

10.25     Amendment No. 1 dated July 29, 1996 to Stock Option Agreement II between
            E. David Corvese and John H. Klein dated as of May 30, 1996*.................................(1) (Exh. 10.23(a))

10.26     Repurchase Agreement between E. David Corvese and John H. Klein dated as of
            May 30, 1996*................................................................................(1) (Exh. 10.24)

10.27     Amendment No. 1 dated July 29, 1996 to Repurchase Agreement between
            E. David Corvese and John H. Klein dated as of May 30, 1996*.................................(1) (Exh. 10.24(a))

10.28     Stock Option Agreement between E. David Corvese and Richard H. Friedman date as of May 30, 1996*.....................................................................(1) (Exh. 10.25)

10.29     Stock Option Agreement between E. David Corvese and Leslie B. Daniels dated as of May 30, 1996*..........................................................................(1) (Exh. 10.26)

10.30     Lease between Alchemie Properties, LLC and Pro-Mark Holdings, Inc. dated as of
            December 1, 1994.............................................................................(1) (Exh. 10.27)

10.31     MIM Corporation 1996 Stock Incentive Plan*.....................................................(1) (Exh. 10.28)

10.32     MIM Corporation 1996 Stock Incentive Plan, as amended December 9, 1996*........................(2)

10.33     MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan*..............................(1) (Exh. 10.29)


10.34     Registration Rights Agreement-I between MIM Corporation and John H. Klein,
            Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC
            dated July 29, 1996*.........................................................................(1) (Exh. 10.30)

10.35     Registration Rights Agreement-II between MIM Corporation and John H. Klein,
            Richard H. Friedman and Leslie B. Daniels dated July 29, 1996*...............................(1) (Exh. 10.31)

10.36     Registration Rights Agreement-III between MIM Corporation and John H. Klein and
            E. David Corvese dated July 29, 1996*........................................................(1) (Exh. 10.32)

10.37     Stock Option Agreement between E. David Corvese and John H. Klein dated
            July 31, 1996*...............................................................................(1) (Exh. 10.33)

10.38     Amendment No. 1 dated August 12, 1996 to Stock Option Agreement between E.
            David Corvese and John H. Klein dated July 31, 1996*.........................................(1) (Exh. 10.33(a))

10.39     Registration Rights Agreement-IV between MIM Corporation and John H. Klein,
            Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC
            dated July 31, 1996*.........................................................................(1) (Exh. 10.34)

10.40     Registration Rights Agreement-II between MIM Corporation and Richard H. Friedman and Leslie B. Daniels dated July 31, 1996*...................................................(1) (Exh. 10.35)

10.41     Indemnity letter from MIM Holdings, LLC dated August 5, 1996...................................(1) (Exh. 10.36)

10.42     Guaranty of E. David Corvese in favor of MIM Corporation dated as of December 31, 1996.........(2)

10.43     Assignment from MIM Holdings, LLC to MIM Corporation dated as of December 31, 1996.............(2)

21        Subsidiaries of the Company....................................................................(1) (Exh. 21)

27        Financial Data Schedule........................................................................(2)

---------------------------------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327) which became effective on August 14, 1996.

(2)  Filed herewith.

(3) Certain information has been omitted from this Exhibit pursuant to a request for confidential treatment filed with the Secretary of the Securities and Exchange Commission.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

                               -----------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                    MIM CORPORATION



                                    By /s/ John H. Klein
                                       --------------------------------------
                                       John H. Klein, Chairman of the Board
                                       and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                    Title(s)                                            Date
          ---------                                    --------                                            ----
/s/ John H. Klein
---------------------------------          Chairman, Chief Executive Officer and                       March 28, 1997
John H. Klein                              Director  (principal executive officer)

/s/ Richard H. Friedman
---------------------------------          Chief Operating Officer, Chief Financial                    March 28, 1997
Richard H. Friedman                        Officer and Director (principal financial and
                                           accounting officer)

/s/ E. David Corvese
---------------------------------          Vice Chairman and Director                                  March 28, 1997
E. David Corvese

/s/ Todd R. Palmieri
---------------------------------          Executive Vice President and Director                       March 27, 1997
Todd R. Palmieri

/s/ Leslie B. Daniels
---------------------------------          Director                                                    March 31, 1997
Leslie B. Daniels

/s/ Louis A. Luzzi
---------------------------------          Director                                                    March 27, 1997
Louis A. Luzzi

/s/ Scott R. Yablon
----------------------------------         Director                                                    March 29, 1997
Scott R. Yablon

                                  EXHIBIT INDEX
                                  -------------

                   (Exhibits being filed with this Form 10-K)

10.8        Provider Network Agreement (Agent) between Tennessee Health
            Partnership and RxCare of Tennessee, Inc. dated February
            26, 1996 (1)

10.11 Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated March 21, 1996

10.12 Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated December 31, 1996, replacing Promissory Note of MIM Holdings,
            LLC in favor of MIM Strategic, LLC dated March 21, 1996

10.14 Promissory Note of MIM Holdings, LLC in favor of MIM Strategic, LLC dated December 31, 1996, replacing Promissory Note of MIM Holdings,
            LLC in favor of MIM Strategic, LLC dated March 31, 1996

10.32       MIM Corporation 1996 Stock Incentive Plan, as amended December 9,
            1996

10.42 Guaranty of E. David Corvese in favor of MIM Corporation dated as of December 31, 1996

10.43       Assignment from MIM Holdings, LLC to MIM Corporation dated as of
            December 31, 1996

27          Financial Data Schedule

------------------------------

(1) Certain information has been omitted from this Exhibit pursuant to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission.

                               ----------------