Form 10-Q
period 1997-03-31
MIM CORP
filed 1997-05-14
CIK 1014739

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                              ---------------------------------------------
                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to__________________________

Commission file number   1-11993
                         --------------------------------------------------

                                MIM CORPORATION
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     05-0489664
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

               One Blue Hill Plaza, Pearl River, New York 10965
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (914) 735-3555
                  -------------------------------------------
             (Registrant's telephone number, including area code)

   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  On May 7, 1997, there were outstanding 12,091,500 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                MIM CORPORATION
                                     Index

                                                                 Page Number

Part I. FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets at
            March 31, 1997 and December 31, 1996                      3

        Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1996                4

        Consolidated Statements of Cash Flows for the
            three months ended March 31, 1997 and 1996                5

        Notes to the Consolidated Financial Statements                6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         7 - 8

Part II.OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                              9

SIGNATURES                                                           10

Item 1. Financial Information

                       MIM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for share amounts)

                                                                        March 31,   December 31,
                                                                          1997          1996
                                                                        ---------   ------------
                                                                      (Unaudited)

ASSETS
Current assets
 Cash and cash equivalents                                               $  7,939       $  1,834
 Investment securities                                                     16,345         28,113
 Receivables, less allowance for doubtful accounts of $1,667 and $1,088 at March 31, 1997 and December 31, 1996,
    respectively                                                           19,385         18,646
 Prepaid expenses and other current assets                                  1,136          1,129
                                                                         --------       --------
      Total current assets                                                 44,805         49,722

Investment securities, net of current portion                              14,300          8,925
Property and equipment, net                                                 2,482          2,423
Due from affiliates, less allowance for doubtful accounts of $2,157
    at March 31, 1997 and December 31, 1996                                   269            628
Other assets, net                                                             113            102
                                                                         --------       --------
      Total assets                                                       $ 61,969       $ 61,800
                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Current portion of capital lease obligations                            $    203       $    213
 Accounts payable                                                             736          1,562
 Claims payable                                                            20,292         17,278
 Payables to plan sponsors and others                                       7,994         10,174
 Accrued expenses                                                             472            926
                                                                         --------       --------
      Total current liabilities                                            29,697         30,153

Capital lease obligations, net of current portion                             332            375
Commitments and contingencies
Minority interest                                                           1,127          1,129

Stockholders' equity
 Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
    no shares issued or outstanding                                           -              -
 Common Stock, $.0001 par value; 40,000,000 shares authorized,
    12,083,300 and 12,040,600 shares issued and outstanding
    at March 31, 1997 and December 31, 1996, respectively                       1              1
 Additional paid-in capital                                                73,450         73,443
 Accumulated deficit                                                      (40,866)       (41,564)
 Stockholder notes receivable                                              (1,772)        (1,737)
                                                                         --------       --------
      Total stockholders' equity                                           30,813         30,143
                                                                         --------       --------
      Total liabilities and stockholders' equity                         $ 61,969       $ 61,800
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

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except for per share amounts)


                                                                          Three months ended
                                                                               March 31,
                                                                         -----------------------
                                                                           1997           1996
                                                                         --------       --------
                                                                               (Unaudited)
  Revenue                                                                $ 70,811       $ 66,589

  Cost of revenue                                                          66,829         64,790
                                                                         --------       --------
    Gross profit                                                            3,982          1,799

  General and administrative expenses                                       3,909          2,235
                                                                         --------       --------
    Income (loss) from operations                                              73           (436)

  Interest income, net                                                        623            137
                                                                         --------      ---------
    Income (loss) before minority interest                                    696           (299)

  Minority interest                                                             2              9
                                                                         --------      ---------
  Net income (loss)                                                      $    698      $    (290)
                                                                         ========      =========


  Net income (loss) per common
    and common equivalent share                                          $   0.05      $   (0.04)
                                                                         ========      =========
  Weighted average shares outstanding                                      15,121          8,024
                                                                         ========      =========

 The accompanying notes are an integral part of these consolidated financial statements.

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                               Three months ended
                                                                                    March 31,
                                                                              ---------------------
                                                                                1997         1996
                                                                              --------     --------
                                                                                   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                           $    698     $   (290)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Net loss allocated to minority interest                                         (2)          (9)
    Depreciation and amortization                                                  239          140
    Stock option charges                                                             7            -
    Provision for losses on receivables and due from affiliates                    579            -
  Changes in assets and liabilities:
    Receivables                                                                 (1,318)       1,292
    Prepaid expenses and other assets                                               (7)         (31)
    Accounts payable                                                              (826)         (33)
    Claims payable                                                               3,014         (423)
    Payables to plan sponsors and others                                        (2,180)       1,929
    Accrued expenses                                                              (454)         404
                                                                              --------     --------
       Net cash provided by (used in) operating activities                        (250)       2,979
                                                                              --------     --------
Cash flows from investing activities:
    Purchase of property and equipment                                            (312)         (53)
    Purchase of investment securites                                           (14,832)           -
    Proceeds from maturities of investment securities                           21,239            -
    Increase in other assets                                                       (11)           -
    Stockholder loans, net                                                         (35)          36
    Loans to affiliates, net                                                       359         (225)
                                                                              --------     --------
       Net cash provided by (used in) investing activities                       6,408         (242)
                                                                              --------     --------
Cash flows from financing activities:
    Principal payments on capital lease obligations                                (53)         (56)
                                                                              --------     --------
Net cash used in financing activities                                              (53)         (56)
                                                                              --------     --------
Net increase in cash and cash equivalents                                        6,105        2,681

Cash and cash equivalents--beginning of period                                   1,834        1,804
                                                                              --------     --------
Cash and cash equivalents--end of period                                      $  7,939     $  4,485
                                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                                              $      -     $      -
                                                                              ========     ========
    Interest                                                                  $     12     $      6
                                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Equipment acquired under capital lease obligations                          $      -     $      -
                                                                              ========     ========
  Distribution to stockholder through the cancellation of
    stockholder notes receivable                                              $      -     $    622
                                                                              ========     ========


 The accompanying notes are an integral part of these consolidated financial statements.

                       Mim Corporation And Subsidiaries
                Notes To The Consolidated Financial Statements
                                  (unaudited)
            (in thousands, except for share and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Pursuant to such rules and regulations, certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

  These consolidated financial statements should be read in conjunction with the consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K").

  The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997. Assuming that SFAS 128 had been implemented, basic earnings per share would have been $0.06 and $(0.04), and diluted earnings per share would have been $0.05 and $(0.04), for the three month periods ended March 31, 1997 and March 31, 1996, respectively.

Item 2.      Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K and the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

Overview

  A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing several of the health plan sponsors involved in the newly instituted TennCare(R) state health program. At March 31, 1997, the Company provided pharmacy benefit management services to 34 health plan sponsors with an aggregate of approximately 1.2 million plan members, primarily on a capitated basis in Tennessee.

Results Of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

  For the three months ended March 31, 1997, the Company recorded revenue of $70.8 million compared with revenue of $66.6 million for the three months ended March 31, 1996. The increase of $4.2 million in revenue was due primarily to the servicing of 13 new plan sponsors covering over 121,000 plan members primarily in the Northeast, South Central and Pacific regions of the United States. Slight decreases in TennCare enrollment were offset by increases in per member revenue due to several contract restructurings. During the first three months of 1997, approximately 68% of the Company's revenue was generated through capitated contracts, compared with 92% during the first three months of 1996.

  Cost of revenue for the three months ended March 31, 1997 increased to $66.8 million compared with cost of revenue of $64.8 million for the three months ended March 31, 1996. The increase of $2.0 million in cost of revenue was primarily due to an increase in claims costs from the added health plans, which was offset in part by lower claims costs resulting from slight reductions in TennCare enrollment. As a percentage of revenue, cost of revenue decreased to 94.4% for the three months ended March 31, 1997 from 97.3% for the three months ended March 31, 1996.

  General and administrative expenses were $3.9 million for the three months ended March 31, 1997 and $2.2 million for the three months ended March 31, 1996, an increase of 74.9%. The $1.7 million increase was attributable to increases in operations, sales and marketing and headquarter personnel to support the anticipated needs of the business as well as increases in consulting and legal fees, depreciation expense and costs related to further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses increased to 5.5% for the three months ended March 31, 1997 from 3.4% for the three months ended March 31, 1996.

  For the three months ended March 31, 1997, the Company recorded net income of $0.7 million, or $0.05 per share. This compares with a net loss of $0.3 million, or $0.04 per share for the three months ended March 31, 1996. This improvement was a result of the above-described changes in revenue and expenses.

Liquidity And Capital Resources

  For the three months ended March 31, 1997, net cash used by operating activities totaled $0.3 million, primarily due to decreases in payables to plan sponsors and others and increases in receivables. Such uses were offset by the generation of $0.7 million in net income along with increases in claims payable. Investment activities provided $6.4 million in cash due to the maturity of short term investment securities.

  At March 31, 1997, the Company had working capital of $15.1 million, compared to $19.6 million at December 31, 1996. The majority of this $4.5 million decrease relates to the purchase of long term investment securities upon the maturity of short term investment securities. Cash and cash equivalents increased to $7.9 million at March 31, 1997 compared with $1.8 million at December 31, 1996. The Company had investment securities held to maturity of $30.6 million and $37.0 million at March 31, 1997 and December 31, 1996, respectively. The investments are primarily corporate debt securities rated A or better.

  At March 31, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $6.1 million that may be available to offset future taxable income, if any, and which will begin expiring in 2008. Use of these carryforwards may be limited by the Tax Reform Act of 1986.

  The Company believes that its improved financial condition and capital structure, since its initial public offering which raised approximately $47 million in August 1996, has enhanced the Company's ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future. The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $7.1 million representing RxCare's share of the Company's cummulative losses and amounts previously advanced or paid to RxCare.

  As part of its continued efforts to expand its pharmacy management business, the Company expects to incur additional sales and marketing expenses. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its pharmacy management business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange (in the case of a merger) of equity securities of the Company.

Other Matters

  The Company's pharmaceutical reimbursement claims historically have been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months. Changes in prices charged by manufacturers and wholesalers for pharmaceuticals affect the Company's cost of revenue. The Company does not believe that inflation has had a material impact on the results of its operations.

  The TennCare program has been controversial since its inception and has generated government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare program will not adversely affect the Company's business in the future.

PART II - OTHER INFORMATION

Item 6 -  Exhibits And Reports On Form 8-K

(a) Exhibits

     Exhibit Number       Description
     ---------------      -----------

        10.1 Employment Agreement between MIM Corporation and Barry A. Posner dated as of March 26, 1997

        27                Financial Data Schedule

(b)  Reports on Form 8-K

The registrant did not file any Reports on Form 8-K during the quarter for which this Report is filed.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MIM Corporation




Date: May 14, 1997            _________________________________________________
                              Richard H. Friedman
                              Chief Operating Officer, Chief Financial Officer,
                              Treasurer and Director
                              (Principal Financial Officer)