Form 10-Q
period 1997-06-30
MIM CORP
filed 1997-08-13
CIK 1014739

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997
                                -----------------------------------------------

                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission file number   1-11993
                      ----------------------------------------------------------

                                MIM CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                   05-0489664
--------------------------------------------   ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
            or organization)                                  No.)


               One Blue Hill Plaza, Pearl River, New York 10965
     --------------------------------------------------------------------
                   (Address of principal executive offices)

                                (914) 735-3555
                                --------------
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   ----    ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  On, August 12, 1997 there were outstanding 12,912,811 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                     INDEX


                                                                                  Page Number
                                                                                  -----------
PART I  FINANCIAL INFORMATION
Item 1  Financial Statements

        Consolidated Balance Sheets at
            June 30, 1997 and December 31, 1996                                       3

        Consolidated Statements of Operations for the
            three months and six months ended June 30, 1997 and 1996                  4

        Consolidated Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996                                   5

        Notes to the Consolidated Financial Statements                                6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                   7 - 9

PART II OTHER INFORMATION

Item 2  Changes in Securities                                                         10

Item 5  Other Information                                                             11

Item 6  Exhibits and Reports on Form 8-K                                              12

SIGNATURES                                                                            13


                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                       MIM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for share amounts)

                                                                               June 30,        December 31,
                                                                                 1997              1996
                                                                            -------------     --------------
                                                                             (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                                 $     2,641       $       1,834
   Investment securities                                                          16,686              28,113
   Receivables, less allowance for doubtful accounts of $1,658 and $1,088 at June 30, 1997 and December 31, 1996,
     respectively                                                                 20,360              18,646
   Prepaid expenses and other current assets                                       1,154               1,129
                                                                             -----------       -------------
         Total current assets                                                     40,841              49,722

Investment securities, net of current portion                                     13,023               8,925
Property and equipment, net                                                        2,620               2,423
Due from affiliates, less allowance for doubtful accounts of $2,157
     at June 30, 1997 and December 31, 1996                                          281                 628
Other assets, net                                                                    281                 102
                                                                             -----------       -------------
         Total assets                                                        $    57,046       $      61,800
                                                                             ===========       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligations                              $       199                $213
   Accounts payable                                                                  613               1,562
   Claims payable                                                                 10,336              17,278
   Payables to plan sponsors and others                                           12,448              10,174
   Accrued expenses                                                                  711                 926
                                                                             -----------       -------------
         Total current liabilities                                                24,307              30,153

Capital lease obligations, net of current portion                                    282                 375
Commitments and contingencies
Minority interest                                                                  1,145               1,129

Stockholders' equity
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
        no shares issued or outstanding                                               -                   -
   Common Stock, $.0001 par value; 40,000,000 shares authorized,
        12,323,800 and 12,040,600 shares issued and outstanding
        at June 30, 1997 and December 31, 1996, respectively                           1                   1
   Additional paid-in capital                                                     73,564              73,443
   Accumulated deficit                                                           (40,469)            (41,564)
   Stockholder notes receivable                                                   (1,784)             (1,737)
                                                                             -----------       -------------
         Total stockholders' equity                                               31,312              30,143
                                                                             -----------       -------------

         Total liabilities and stockholders' equity                          $    57,046       $      61,800
                                                                             ===========       =============

      The accompanying notes are an integral part of these consolidated financial statements.

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except for per share amounts)


                                                        Three months ended          Six months ended
                                                             June 30,                   June 30,
                                                       --------------------      ---------------------
                                                        1997         1996          1997         1996
                                                       -------     --------      --------     --------
                                                           (Unaudited)               (Unaudited)
 Revenue                                               $45,833     $ 68,731      $116,644     $135,320

 Cost of revenue                                        41,972       65,428       108,801      130,218
                                                       -------     --------      --------     --------

     Gross profit                                        3,861        3,303         7,843        5,102

 General and administrative expenses                     3,994        2,392         7,903        4,627
 Executive stock option compensation expense                 -       26,640             -       26,640
                                                       -------     --------      --------     --------

     Income (loss) from operations                        (133)     (25,729)          (60)     (26,165)

 Interest income, net                                      548          138         1,171          275
                                                       -------     --------      --------     --------

     Income (loss) before minority interest                415      (25,591)        1,111      (25,890)

 Minority interest                                           3          (15)            5           (6)
                                                       -------     --------      --------     --------

 Net income (loss)                                     $   418     $(25,606)     $  1,116     $(25,896)
                                                       =======     ========      ========     ========



 Net income (loss) per common
     and common equivalent share                       $  0.03     $  (3.19)     $   0.07     $  (3.23)
                                                       =======     ========      ========     ========

 Weighted average shares outstanding                    15,163        8,024        15,163        8,024
                                                       =======     ========      ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  --------------------------
                                                                                       1997          1996
                                                                                  ------------   -----------
Cash flows from operating activities:                                                    (Unaudited)
   Net income (loss)                                                              $      1,116   $   (25,896)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Net income (loss) allocated to minority interest                                 (5)            6
           Depreciation and amortization                                                   513           328
           Stock option charges                                                            121        26,640
           Provision for losses on receivables and due from affiliates                     570           656
   Changes in assets and liabilities:
      Receivables                                                                       (2,284)         (151)
      Prepaid expenses and other assets                                                    (25)         (135)
      Accounts payable                                                                    (949)           66
      Claims payable                                                                    (6,942)       (3,466)
      Payables to plan sponsors and others                                               2,274         4,264
      Accrued expenses                                                                    (215)          779
                                                                                  ------------   -----------
           Net cash provided by (used in) operating activities                          (5,826)        3,091
                                                                                  ------------   -----------

Cash flows from investing activities:
      Purchase of property and equipment                                                  (710)         (164)
      Purchase of investment securites                                                 (17,933)          -
      Proceeds from maturities of investment securities                                 25,262           -
      Increase in other assets                                                            (179)         (359)
      Stockholder loans, net                                                               (47)           12
      Loans to affiliates, net                                                             347        (1,266)
                                                                                  ------------   -----------
           Net cash provided by (used in) investing activities                           6,740        (1,777)
                                                                                  ------------   -----------

Cash flows from financing activities:
      Principal payments on capital lease obligations                                     (107)         (154)
                                                                                  ------------   -----------
           Net cash used in financing activities                                          (107)         (154)
                                                                                  ------------   -----------

Net increase in cash and cash equivalents                                                  807         1,160

Cash and cash equivalents--beginning of period                                           1,834         1,804
                                                                                  ------------   -----------

Cash and cash equivalents--end of period                                          $      2,641   $     2,964
                                                                                  ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
       Income taxes                                                               $        -     $      -
                                                                                  ============   ===========
       Interest                                                                   $         22   $        21
                                                                                  ============   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Equipment acquired under capital lease obligations                             $        -     $       527
                                                                                  ============   ===========
   Distribution to stockholder through the cancellation of
      stockholder notes receivable                                                $        -     $       622
                                                                                  ============   ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                       MIM CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (in thousands, except for share and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the six months ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ending December 31, 1997. The following table displays earnings per share assuming that SFAS 128 had been implemented:


                                   Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                      1997      1996       1997    1996
                                      ----      ----       ----    ----
         Basic Earnings Per Share     $0.03    $(3.19)     $0.09  $(3.23)
         Diluted Earnings Per Share   $0.03    $(3.19)     $0.07  $(3.23)


NOTE 3 - INVESTMENTS

  On June 23, 1997, the Company, along with other strategic partners, made an investment in Wang Healthcare Information Systems, Inc. ("WHIS"), a company engaged in the development, marketing and servicing of PC-based clinical information systems for physicians and their staff, using patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of WHIS (the "WHIS Shares") for an aggregate purchase price equal to $2,300. The preferred stock is not registered on a securities exchange and, therefore, the fair value of these securities is not readily determinable. Accordingly, the shares are stated at cost on the accompanying balance sheets.

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

  This Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company and the results and the effect of legal proceedings. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. This Report and the Form 10-K contain information regarding important factors that could cause such differences.

Overview

  A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing several of the health plan sponsors involved in the newly instituted TennCare(R) state health program. At June 30, 1997, the Company provided pharmacy benefit management services to 35 health plan sponsors with an aggregate of approximately 1.3 million plan members, primarily in Tennessee.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

  For the three months ended June 30, 1997, the Company recorded revenue of $45.8 million compared with revenue of $68.7 million for the three months ended June 30, 1996, a decrease of $22.9 million. The restructuring, in April 1997, of a major TennCare contract from a capitated risk-based to a non-risk bearing fee arrangement resulted in a revenue decrease of approximately $35.5 million over the same three month period a year ago, although the Company continued to provide essentially the same services as before the restructuring. This decrease was partially offset by $6.0 million in incremental revenue from servicing fourteen new plan sponsors covering over 181,000 plan members, primarily in the Northeast, South Central, Pacific and North Central regions of the United States. Revenue increases also resulted from other contract restructurings as well as the shifting of TennCare members among several plans. During the three months ended June 30, 1997, approximately 50% of the Company's revenue was generated through capitated contracts, compared with 92% during the three months ended June 30, 1996.

  Cost of revenue for the three months ended June 30, 1997 decreased to $42.0 million compared with $65.4 million for the three months ended June 30, 1996, a decrease of $23.4 million. The above-mentioned restructuring of a major TennCare contract resulted in a decrease in cost of revenue of approximately $34.8 million. This decrease was partially offset by $5.9 million increase in claims costs from new health plan business. Other cost increases resulted from slight increases in TennCare eligibility as well as increasing drug prices. As a percentage of revenue, cost of revenue decreased to 91.6% for the three months ended June 30, 1997 from 95.2% for the three months ended June 30, 1996. For the three months ended June 30, 1997, gross profits increased to $3.9 million, and as a % of revenue increased 75% as compared to the same three-month period one year ago.

  General and administrative expenses were $4.0 million for the three months ended June 30, 1997 and $2.4 million for the three months ended June 30, 1996, an increase of 67%. The $1.6 million increase was attributable to expenses associated with an expanded national sales effort, additional operational support for servicing new business as well as increases in legal fees and consulting costs. As a percentage of revenue, general and administrative expenses increased to 8.7% for the three months ended June 30, 1997 from 3.5% for the three months ended June 30, 1996.

  For the three months ended June 30, 1997, the Company recorded net income of $0.4 million, or $.03 per share. This compares with a net loss of $25.6 million, or $3.19 per share (after recording a $26.6 million non-recurring, non-cash stock option charge in August of 1996, the effect of which was $3.28 per share) for the three months ended June 30, 1996. This improvement was a result of the above-described changes in revenue, expenses and stock option charge.

Six months ended June 30, 1997 compared to six months ended June 30, 1996

  For the six months ended June 30, 1997, the Company recorded revenue of $116.6 million compared with revenue of $135.3 million for the six months ended June 30, 1996, a decrease of $18.7 million. The restructuring, in April 1997, of a major TennCare contract from a capitated risk-based to a non-risk bearing fee arrangement resulted in a revenue decrease of approximately $49.8 million over the same period a year ago, although the Company continued to provide essentially the same services as before the restructuring. This decrease was partially offset by $10.6 million in incremental revenue from servicing fourteen new plan sponsors covering over 181,000 plan members, primarily in the Northeast, South Central, Pacific and North Central regions of the United States. Revenue increases also resulted from other contract restructurings as well as the shifting of TennCare members among several plans. During the first six months of 1997, approximately 61% of the Company's revenue was generated through capitated contracts, compared with 92% during the first six months of 1996.

  Cost of revenue for the six months ended June 30, 1997 decreased to $108.8 million compared with $130.2 million for the six months ended June 30, 1996, a decrease of $21.4 million. The above-mentioned restructuring of a major TennCare contract resulted in a decrease in cost of revenue of approximately $48.7 million. This decrease was partially offset by $10.3 million in claims costs from new health plans business. Other cost increases resulted from increases in TennCare eligibility, increasing drug prices and increased utilization of behavioral health prescriptions. As a percentage of revenue, cost of revenue decreased to 93.3% for the six months ended June 30, 1997 from 96.2% for the six months ended June 30, 1996. For the six months ended June 30, 1997, gross profit increased to 7.8 million, and as a % of revenue increased 78% as compared to the same six-month period one year ago.

  General and administrative expenses were $7.9 million for the six months ended June 30, 1997 and $4.6 million for the six months ended June 30, 1996, an increase of 72%. The $3.3 million increase was attributable to personnel expenses in staffing corporate headquarters, expenses associated with an expanded national sales effort, additional operational support for servicing new business as well as increases in legal fees and consulting costs. As a percentage of revenue, general and administrative expenses increased to 6.8% for the six months ended June 30, 1997 from 3.4% for the six months ended June 30, 1996.

  For the six months ended June 30, 1997, the Company recorded net income of $1.1 million, or $.07 per share. This compares with a net loss of $25.9 million, or $3.23 per share (after recording a $26.6 million non-recurring, non-cash stock option charge in August of 1996, the effect of which was $3.30 per share) for the six months ended June 30, 1996. This improvement was a result of the above-described changes in revenue, expenses and stock option charge.

Liquidity and Capital Resources

  For the six months ended June 30, 1997, net cash used in operating activities totaled $5.8 million, primarily due to decreases in claims payable of approximately $6.9 million attributable to the restructuring of a major TennCare contract and increases in receivables of approximately $2.3 million due to the addition of new plans. Such uses were offset by the generation of $1.1 million in net income along with increases in payables to plan sponsors of approximately $2.3 million. Investment activities provided $6.7 million in cash due primarily to the proceeds from maturities of investment securities of approximately $25.3 million offset by the purchase of new investment securities of approximately $17.9 million.

  At June 30, 1997, the Company had working capital of $16.5 million, compared to $19.6 million at December 31, 1996. Cash and cash equivalents increased to $2.6 million at June 30, 1997 compared with $1.8 million at December 31, 1996. The Company had investment securities held to maturity of $29.7 million and $37.0 million at June 30, 1997 and December 31, 1996, respectively. The investments are primarily corporate debt securities rated A or better. In June of 1996, the Company invested $2.3 million in the preferred stock of Wang Healthcare Information Systems.

  At June 30, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $6.1 million that may be available to offset future taxable income, if any, and which will begin expiring in 2008. Use of these carryforwards may be limited by the Tax Reform Act of 1986.

  The Company believes that its improved financial condition and capital structure, since its initial public offering which raised approximately $47 million in August 1996, has enhanced the Company's ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future. The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $6.2 million representing RxCare's share of the Company's cumulative losses and amounts previously advanced or paid to RxCare.

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

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities

         During the three months ended March 31, and June 30, 1997, the Company issued and sold a total of 42,700 shares and 240,500 shares, respectively, of its Common Stock, $0.0001 par value per share, to 10 and 23 current and former employees, respectively, for cash consideration totaling $286 and $106,247, respectively, upon the exercise of options granted to them under the Company's 1996 Stock Incentive Plan, as amended (the "Plan") prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. These sales were exempt from and made without registration under the Securities Act of 1933, and the rules and regulations promulgated thereunder, all as amended (the "Securities Act"), in reliance upon the provisions of Rule 701 promulgated under the Securities Act (the "Rule") in that such sales met the conditions set forth in paragraph (b) of the Rule, to wit: (i) the sales were made pursuant to the exercise of options granted under a written compensatory benefit plan established by the Company for the participation of its employees, directors and officer, as well as consultants and advisors rendering bona fide services not in connection with the offer and sale of securities in a capital-raising transaction, (ii) each Plan participant has been provided with a copy of the Plan and one or more written stock option agreements, and (iii) the aggregate offering price of Company securities subject to outstanding offers to sell stock pursuant to such options in reliance upon the Rule, plus Company securities sold during the preceding 12 months in reliance on the Rule, does not exceed the lesser of $5,000,000 or 15 percent of the total assets of the Company as at December 31, 1996.

Item 5.  Other Information

         By amendments dated as of June 15, 1997 the Company agreed to extend (by three years to June 15, 2000) the maturity date, and to increase (from 5.42% to 7.125% per annum) the interest rate accruing and payable monthly, respecting $954,785 principal amount of debt owed to the Company by E. David Corvese, the Company's Vice Chairman, and his wife. Evidenced by two promissory notes in the original aggregate principal amount of $978,750, substantially all of such debt is secured by a first mortgage on the Corvese's primary residence.

         On June 20, 1997, Mr. Todd Palmieri resigned from the Company as a director and its Executive Vice President - Business and Development. Mr. Palmieri advised the Company that he was resigning to pursue other business opportunities and for personal reasons. The Company does not believe that Mr. Palmieri resigned because of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

         On June 23, 1997, the Company, along with other strategic partners, made an investment in Wang Healthcare Information Systems, Inc. ("WHIS"), a company engaged in the development, marketing and servicing of PC-based clinical information systems for physicians and their staff, using patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of WHIS (the "WHIS Shares") for an aggregate purchase price equal to $2,300,000.

         In addition, the Company will distribute WHIS's products, including the Physicians' Workstation, the product which embodies the clinical information system technology described above, under a distribution agreement. Management believes that this investment and distribution arrangement will provide greater exposure for the Company's designed pharmaceutical formulary, since this formulary will be included in the Physician Workstation. Management believes that the inclusion of the Company's formulary in the Physician Workstation will provide the Company with access to a broader base of clinical data, allowing the Company to develop more sophisticated clinical drug protocols at lower costs than previously incurred.

         The WHIS Shares were purchased in a private placement transaction exempt from the registration requirements of the Securities Act. As such, the WHIS Shares, as well as the common stock issuable upon conversion thereof, have not been, and will not be registered under the Securities Act. Accordingly, no public market currently exists for such securities. Moreover, while the Company was granted registration rights in certain instances, there can be no assurance that a public market for these securities will ever exist for the WHIS Shares or the common stock of WHIS issuable upon conversion thereof. Therefore, there can be no assurances that the Company will be able to sell or otherwise liquidate its investment in WHIS in the future.

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


     Exhibit Number          Description
     --------------          -------------
        10.1                 Amendment to Promissory Note among E. David
                             Corvese, Nancy P. Corvese and Pro-Mark Holdings,
                             Inc. dated as of June 15, 1997.

        10.2                 Amendment to Promissory Note among E. David
                             Corvese, Nancy P. Corvese and Pro-Mark Holdings,
                             Inc. dated as of June 15, 1997.

        10.3                 Amendment to Mortgage among E. David Corvese,
                             Nancy P. Corvese and Pro-Mark Holdings, Inc. dated as of June 15, 1997.

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

                              MIM Corporation



                              /s/ Richard H. Friedman
Date: August 13, 1997         -------------------------------------------------
                              Richard H. Friedman
                              Chief Operating Officer, Chief Financial Officer,
                              Treasurer and Director
                              (Principal Financial Officer)