Form 10-Q
period 1997-09-30
MIM CORP
filed 1997-11-13
CIK 1014739

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1997
                                ------------------
                                      OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    ------------------

Commission file number   1-11993
                         -------

                                MIM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)
              Delaware                                 05-0489664
          ---------------                           ---------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

               One Blue Hill Plaza, Pearl River, New York 10965
               ------------------------------------------------
                   (Address of principal executive offices)
                                (914) 735-3555
                                --------------
             (Registrant's telephone number, including area code)

     --------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  On November 12, 1997 there were outstanding 13,335,150 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                     INDEX

                                                                        Page Number
                                                                        -----------

PART I.     FINANCIAL INFORMATION

   Item 1   Financial Statements

            Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1996                         3

            Consolidated Statements of Operations for the
               three months and nine months ended September 30, 1997 and 1996   4

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1997 and 1996                     5

            Notes to the Consolidated Financial Statements                      6-7

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8-11

PART II.    OTHER INFORMATION

   Item 2   Changes in Securities and Use of Proceeds                          12

   Item 5   Other Information                                                  12-13

   Item 6   Exhibits and Reports on Form 8-K                                   13

   SIGNATURES                                                                  14

                                    PART I
                             FINANCIAL INFORMATION
Item 1. Financial Statements
                       MIM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except for share amounts)

                                                                     September 30,   December 31,
                                                                         1997            1996
                                                                     ------------    ------------
                                                                      (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                             $ 5,427       $  1,834
   Investment securities                                                  18,542         28,113
   Receivables, less allowance for doubtful accounts of $1,621 and $1,088 at September 30, 1997 and December 31, 1996,
        respectively                                                      19,775         18,646
   Prepaid expenses and other current assets                               1,127          1,129
                                                                         -------        -------
       Total current assets                                               44,871         49,722

Investment securities, net of current portion                             10,230          8,925
Property and equipment, net                                                2,788          2,423
Due from affiliates, less allowance for doubtful accounts of $2,187 and $2,157 at September 30, 1997 and December 31, 1996,
        respectively                                                         269            628
Other assets, net                                                            279            102
                                                                         -------        -------
        Total assets                                                     $58,437       $ 61,800
                                                                         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligations                          $   179       $    213
   Accounts payable                                                          900          1,562
   Claims payable                                                         13,347         17,278
   Payables to plan sponsors and others                                   13,108         10,174
   Accrued expenses                                                        1,118            926
                                                                         -------        -------
       Total current liabilities                                          28,652         30,153

Capital lease obligations, net of current portion                            247            375
Commitments and contingencies
Minority interest                                                          1,145          1,129

Stockholders' equity
   Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
        no shares issued or outstanding                                        -              -
   Common Stock, $.0001 par value; 40,000,000 shares authorized,
        13,322,500 and 12,040,600 shares issued and outstanding
        at September 30, 1997 and December 31, 1996, respectively              1              1
   Additional paid-in capital                                             73,578         73,443
   Accumulated deficit                                                   (43,391)       (41,564)
   Stockholder notes receivable                                           (1,795)        (1,737)
                                                                         -------        -------
       Total stockholders' equity                                         28,393         30,143
                                                                         -------        -------
       Total liabilities and stockholders' equity                        $58,437       $ 61,800
                                                                         =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except for per share amounts)

                                                                        Three months ended          Nine months ended
                                                                          September 30,               September 30,
                                                                      ---------------------        --------------------
                                                                       1997           1996          1997           1996
                                                                      ------         ------        ------         ------
                                                                           (Unaudited)                  (Unaudited)
  Revenue                                                            $ 48,311       $ 73,166      $164,955       $208,486

  Cost of revenue                                                      46,558         69,338       155,359        199,556
                                                                     --------       --------      --------       --------
      Gross profit                                                      1,753          3,828         9,596          8,930

  General and administrative expenses                                   5,240          3,007        13,143          7,634
  Executive stock option compensation expense                               -              -             -         26,640
                                                                     --------       --------      --------       --------

      Income (loss) from operations                                    (3,487)           821        (3,547)       (25,344)

  Interest income, net                                                    566            388         1,737            663
                                                                     --------       --------      --------       --------

      Income (loss) before minority interest                           (2,921)         1,209        (1,810)       (24,681)

  Minority interest                                                         -              6             5              -
                                                                     --------       --------      --------       --------
  Net income (loss)                                                  $ (2,921)      $  1,215      $ (1,805)      $(24,681)
                                                                     ========       ========      ========       ========

  Net income (loss) per common
      and common equivalent share                                    $  (0.23)      $   0.09      $  (0.15)      $  (2.83)
                                                                     ========       ========      ========       ========
  Weighted average shares outstanding                                  12,911         13,128        12,381          8,726
                                                                     ========       ========      ========       ========

                      The accompanying notes are an integral part of these consolidated financial statements

                       MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                            ---------------------
                                                                                               1997       1996
                                                                                            ---------    --------
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                                                   $(1,805)   $(24,681)
    Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Net loss allocated to minority interest                                                      (5)          -
     Depreciation and amortization                                                               767         460
     Stock option charges                                                                         22      26,640
     Provision for losses on receivables and loans to affiliates                                 562         774
  Changes in assets and liabilities:
    Receivables                                                                               (1,662)     (3,392)
    Prepaid expenses and other assets                                                              2        (706)
    Accounts payable                                                                            (662)        263
    Claims payable                                                                            (3,931)     (1,033)
    Payables to plan sponsors and others                                                       2,934       2,155
    Accrued expenses                                                                             192       1,426
                                                                                            --------    --------
     Net cash provided by (used in) operating activities                                      (3,586)      1,906
                                                                                            --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                                        (1,132)       (440)
    Purchase of investment securities                                                        (25,332)          -
    Proceeds from maturities of investment securities                                         33,598           -
    Increase in other assets                                                                    (177)        (87)
    Stockholder loans, net                                                                       (58)          -
    Loans to affiliates, net                                                                     329      (1,466)
                                                                                            --------    --------
     Net cash provided by (used in) investing activities                                       7,228      (1,993)
                                                                                            --------    --------
Cash flows from financing activities:
    Principal payments on capital lease obligations                                             (162)       (213)
    Net proceeds from initial public offering                                                      -      46,948
    Proceeds from exercise of stock options                                                      113           -
                                                                                            --------    --------
     Net cash provided by (used in) financing activities                                         (49)     46,735
                                                                                            --------    --------
Net increase in cash and cash equivalents                                                      3,593      46,648

Cash and cash equivalents--beginning of period                                                 1,834       1,804
                                                                                            --------    --------
Cash and cash equivalents--end of period                                                    $  5,427    $ 48,452
                                                                                            ========    ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                                $     32    $     42
                                                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Equipment acquired under capital lease obligations                                        $      -    $    527
                                                                                            ========    ========
  Distribution to stockholder through the cancellation of
    stockholder notes receivable                                                            $      -    $    622
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

                       MIM CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (in thousands, except for share and per share amounts)


NOTE 1 - BASIS OF PRESENTATION

  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities
and Exchange Commission.   Pursuant to such rules and regulations, certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997.

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

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                              1997         1996           1997           1996
                                         ------------  ------------  -------------  -------------
Basic Earnings Per Share                    $(0.23)       $0.12         $(0.15)        $(2.83)
Diluted Earnings Per Share                  $(0.23)       $0.09         $(0.15)        $(2.83)


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

                       MIM CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
            (in thousands, except for share and per share amounts)



NOTE 4 - RELATED PARTY TRANSACTIONS

  On October 22, 1997, the Company's Board of Directors approved the terms of a transaction whereby the Company would enter into a guaranty (the "Guaranty") of up to $4,000 in favor of Rhode Island Hospital Trust National Bank ("RIHTNB") on behalf of Mr. E. David Corvese. Mr. Corvese is Vice Chairman, a director and a major shareholder of the Company. Pursuant to the Guaranty, the Company would guaranty the repayment obligations and performance of Mr. Corvese under (i) a certain Demand Revolving Credit Note (the "Note"), dated October 22, 1997, made by Mr. Corvese in favor of RIHTNB; and (ii) a certain Credit Agreement, to be dated as of October 22, 1997, between Mr. Corvese and RIHTNB. The Guaranty will, upon execution and delivery of a pledge agreement to be dated as of October 22, 1997 (the "Pledge Agreement") from the Company in favor of RIHTNB, be secured by all of the Company's right, title and interest in and to a $4,000 certificate of deposit held in a bank account with RIHTNB, as well as proceeds and replacements thereof, which will be pledged pursuant to the Pledge Agreement.

  As a condition to the Company executing the Guaranty, Mr. Corvese and his wife, Nancy Corvese, shall execute in favor of the Company a Reimbursement and Pledge Agreement (the "Reimbursement Agreement"), to be dated as of October 22, 1997. Under the Reimbursement Agreement, Mr. David Corvese would agree to reimburse the Company in the event that the Company is obligated to make any payment under the Guaranty or otherwise incurs cost or expense with respect thereto. Such reimbursement obligation would be secured by a pledge to the Company from Mr. David Corvese of 672,106 shares of Common Stock and 1,336,950 options to purchase Common Stock. The reimbursement obligation would also be secured by a pledge by Mrs. Corvese of an additional 672,106 shares of Common Stock. None of the agreements other than the Note have been executed as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as well as the unaudited consolidated interim financial statements and the related notes to the unaudited consolidated interim financial statements included in Item 1 of this Report.

  Certain statements contained in this report are not purely historical and are considered forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, as well as statements which are not historical fact. Forward looking statements may include statements relating to business development activities, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results and the effect of legal proceedings or investigations. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with capitated (i.e., risk-based) contracts, increased government regulation related to the health care industry in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors which are vertically integrated with pharmaceutical manufacturers, and the existence of complex laws and regulations relating to the Company's business. This Report and the Form 10-K contain information regarding important factors that could cause such differences.

Overview

  A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing health plan sponsors involved in the newly instituted TennCare(R) state health program. At September 30, 1997, the Company provided pharmacy benefit management services to 33 health plan sponsors with an aggregate of approximately 1.3 million plan members, primarily in Tennessee.

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

  For the three months ended September 30, 1997, the Company recorded revenue of $48.3 million compared with revenue of $73.2 million for the three months ended September 30, 1996, a decrease of $24.9 million. The decrease is primarily attributable to the restructuring in April 1997 of a major TennCare(R) contract. Although the Company continued to provide essentially the same services as before the restructuring, the contract changed from a capitated risk-based to a non-risk fee bearing arrangement which decreased revenues by approximately $29.3 million. Further revenue decreases of $7.9 million were the result of the discontinuance of service to a TennCare(R) behavioral health organization in January of 1997. This business was reacquired effective October 1997 on revised terms. These decreases are offset by a $6.1 million increase in revenue from other TennCare(R) business due to increased eligibility and several favorable contract restructurings. Further revenue increases totaling $6.2 million resulted from increased enrollment in existing commercial plans as well as servicing eleven new commercial plan sponsors covering over 201,000 new members throughout the United States. During the three months ended September 30, 1997, approximately 51% of the Company's revenue was generated through capitated contracts, compared to 74% during the three months ended September 30, 1996.

  Cost of revenue for the three months ended September 30, 1997 decreased to $46.6 million compared with $69.3 million for the three months ended September 30, 1996, a decrease of $22.7 million. The above-mentioned restructuring of a major TennCare(R) contract as well as the discontinuance of service to a TennCare(R) behavioral health organization resulted in a decrease in cost of revenue of approximately $28.4 million and $7.7 million, respectively. Costs relating to remaining TennCare(R) contracts increased by $7.4 million due to overall eligibility increases, several contract restructurings, increasing drug prices, and increasing utilization of prescription drugs. Increased enrollment in existing commercial plans together with several new commercial contracts resulted in $6.0 million of increases in cost of revenue. As a percentage of revenue, cost of revenue increased to 96.4% for the three months ended September 30, 1997 from 94.8% for the three months ended September 30, 1996.

  For the three months ended September 30, 1997, gross profits decreased to $1.8 million from $3.8 million from the same period a year ago, a decrease of $2.0 million. This decrease primarily is the result of both increasing drug prices and utilization of prescription drugs among TennCare(R) members being serviced under fixed price capitation contracts.

  General and administrative expenses were $5.2 million for the three months ended September 30, 1997 compared to $3.0 million for the three months ended September 30, 1996, an increase of 73%. The $2.2 million increase is attributable to expenses associated with an expanded national sales effort, additional operational support for servicing new business as well as increases in legal fees and consulting costs. As a percentage of revenue, general and administrative expenses increased to 10.8% for the three months ended September 30, 1997 from 4.1% for the three months ended September 30, 1996. While 39% of this increase is attributable to the above mentioned expense increases, the remainder is largely a result of decreased revenues due to the above-mentioned April 1997 restructuring of a TennCare(R) contract while maintaining substantially the same level of service being provided.

  For the three months ended September 30, 1997, the Company recorded interest income of $0.6 million compared with $0.4 million for the three months ended September 30, 1996, an increase of $0.2 million. The increase relates to a higher level of invested funds resulting from the Company's initial public offering in August 1996.

  For the three months ended September 30, 1997, the Company recorded a net loss of $2.9 million, or $.23 per share. This compares with net income of $1.2 million, or $.09 per share, for the three months ended September 30, 1996. This decrease is due largely to the above-described changes in revenue and cost of revenues, as well as increased administrative costs necessary to maintain and expand the business.

Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

  For the nine months ended September 30, 1997, the Company recorded revenue of $165.0 million compared to revenue of $208.5 million for the nine months ended September 30, 1996, a decrease of $43.5 million. The decrease is primarily attributable to the restructuring in April 1997 of a major TennCare(R) contract. Although the Company continued to provide essentially the same services as before the restructuring, the contract changed from a capitated risk-based to a non-risk bearing fee arrangement resulting in a revenue decrease of approximately $79.1 million over the same period a year ago. Further revenue decreases of $4.7 million were a result of the discontinuance of services to a TennCare(R) behavioral health organization in January of 1997 which the Company had serviced since July of 1996. This business was reacquired effective October of 1997 on revised terms. The remaining TennCare(R) contracts increased overall revenue $23.5 million due to increased eligibility and several favorable contract restructurings. Revenue increases of $16.8 million also resulted from increased enrollment in existing commercial plans as well as servicing of eleven new commercial plan sponsors together covering over 201,000 new members throughout the United States. During the nine months ended September 30, 1997, approximately 58% of the Company's revenue was generated through capitated contracts, compared to 86% during the nine months ended September 30, 1996.

  Cost of revenue for the nine months ended September 30, 1997 decreased to $155.4 million compared with $199.6 million for the nine months ended September 30, 1996, a decrease of $44.2 million. The above-mentioned restructuring of a major TennCare(R) contract as well as the discontinuance of service to a TennCare(R) behavioral health organization resulted in a decrease in cost of revenue of approximately $77.1 million and $5.0 million, respectively. The remaining TennCare(R) contracts increased in overall cost by $21.5 million due to overall eligibility increases, increasing drug prices and increasing utilization of prescription drugs. Increased enrollment in existing commercial plans together with several new commercial contracts resulted in $16.4 million of increases in cost of revenue. As a percentage of revenue, cost of revenue decreased to 94.2% for the nine months ended September 30, 1997 from 95.7% for the nine months ended September 30, 1996.

  For the nine months ended September 30, 1997, gross profit increased to $9.6 million from $8.9 million for the same period a year ago. Gross profit increases resulted from the addition of new commercial lives as well as increased fees from the restructuring of several existing contracts. Such increases were partially offset as a result of both increasing drug prices and utilization of prescription drugs among TennCare(R) members being serviced under fixed price capitation contracts.

  General and administrative expenses were $13.1 million for the nine months ended September 30, 1997 and $7.6 million for the nine months ended September 30, 1996, an increase of 72%. The $5.5 million increase was attributable primarily to personnel expenses in staffing corporate headquarters, expenses associated with an expanded national sales effort, additional operational support for servicing new business as well as increases in legal fees and consulting costs. As a percentage of revenue, general and administrative expenses increased to 8.0% for the nine months ended September 30, 1997 from 3.7% for the nine months ended September 30, 1996. While 51% of this increase is attributable to the above-mentioned expense increases, the remainder is largely a result of decreased revenues under the above-mentioned restructuring of a TennCare(R) contract effective April 1997 with substantially the same level of service being provided.

  For the nine months ended September 30, 1997, the Company recorded interest income of $1.7 million compared with $0.7 million for the nine months ended September 30, 1996, an increase of $1.0 million. The increase relates to a higher level of invested funds resulting from the Company's initial public offering in August 1996.

   For the nine months ended September 30, 1997, the Company recorded a net loss of $1.8 million, or $.15 per share. This compares with a net loss of $24.7 million, or $2.83 per share (after recording a $26.6 million non-recurring, non-cash stock option charge in August 1996, the effect of which was $3.28 per share) for the nine months ended September 30, 1996. This improvement was largely a result of the above-described changes in revenue, cost of revenue, stock option charge and administrative costs necessary to maintain and expand the business.

Liquidity and Capital Resources

  For the nine months ended September 30, 1997, net cash used in operating activities totaled $3.6 million, primarily due to the generation of a $1.8 million net loss from operations, decreases in claims payable of approximately $3.9 million attributable to the restructuring of a major TennCare(R) contract and increases in receivables of approximately $1.7 million due to the addition of new plans. Such uses were offset by increases in payables to plan sponsors of approximately $2.9 million. Investing activities provided $7.2 million in cash due primarily to the proceeds from maturities of investment securities of approximately $33.6 million offset by the purchase of new investment securities of approximately $25.3 million. The Company also purchased $1.1 million of property and equipment, primarily to upgrade and enhance information systems.

  At September 30, 1997, the Company had working capital of $16.2 million, compared to $19.6 million at December 31, 1996. Cash and cash equivalents increased to $5.4 million at September 30, 1997 compared with $1.8 million at December 31, 1996. The Company had investment securities held to maturity of $26.5 million and $37.0 million at September 30, 1997 and December 31, 1996, respectively. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc., ("WHIS"), the Company's investments are primarily corporate debt securities rated A or better and government securities. In June of 1997, the Company invested $2.3 million in the preferred stock of WHIS, a company engaged in the development, sales and marketing of PC-based information systems for physicians and their staff, using image based technology.

  At September 30, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $6.1 million that may be available to offset future taxable income, if any, and which will begin expiring in 2008. Use of these carryforwards may be limited by the Tax Reform Act of 1986.

  The Company believes that its improved liquidity and capital structure, since its initial public offering which raised approximately $47 million in August 1996, has enhanced the Company's ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future. The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $5.9 million, representing RxCare's share of the Company's cumulative losses and amounts previously advanced or paid to RxCare.

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

Other Matters

  The Company's pharmaceutical claims costs historically have been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months. Increases in prices charged by manufacturers and wholesalers for pharmaceuticals, a component of pharmaceutical claims, have affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these new rates.

  The TennCare(R) program has been controversial since its inception and has generated federal and state government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare(R) program will not adversely affect the Company's business in the future.

                                    PART II
                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     During the three months ended September 30, 1997, the Company issued and sold, without registration under the Securities Act of 1933 and the rules and regulations promulgated thereunder (as amended, the "Securities Act"), a total of 678,947 shares of its Common Stock, $0.0001 par value per share, to six current and one former employee for cash consideration totaling $4,549 upon the exercise of options granted to them under the Company's 1996 Stock Incentive Plan, as amended (the "Plan"), prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act. The exercise price of these employee options was $0.00667 per share. As such the proceeds of these option exercises were not material; the proceeds were used for general working capital purposes. The sales of these options were exempt from and made without registration under the Securities Act in reliance upon the provisions of Rule 701 promulated under the Securities Act (the "Rule") in that such sales met the conditions set forth in Rule 701 (b) of the Securities Act, to wit: (i) the sales were made pursuant to the exercise of options granted under a written compensatory benefit plan established by the Company for the participation of its employees, directors and officers, as well as consultants and advisors rendering bona fide services not in connection with the offer and sale of securities in a capital-raising transaction, (ii) each Plan participant has been provided with a copy of the Plan and one or more written stock option agreements, and (iii) the aggregate offering price of Company securities subject to outstanding offers to sell stock pursuant to such options in reliance upon the Rule, plus Company securities sold during the preceding 12 months in reliance on the Rule, does not exceed the lesser of $5,000,000 or 15 percent of the total assets of the Company as at December 31, 1996.

     From August 14, 1996 through September 30, 1997, the $46,788,000 net proceeds from the Company's underwritten initial public offering of its common stock (the "Offering"), held pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

       Construction of plant, building and facilities......... $         0
       Purchase and installation of machinery and equipment... $ 1,292,000
       Purchases of real estate............................... $         0
       Acquisition of other businesses........................ $ 2,300,000
       Repayment of indebtedness.............................. $         0
       Working capital........................................ $11,297,000
       Temporary investments:
              Marketable securities........................... $26,472,000
              Overnight cash deposits......................... $ 5,427,000

     To date the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business although, at the time of the Offering as disclosed in the prospectus therefor, the Company intended to apply approximately $18.6 million of Offering proceeds to fund such expansion. As of the date of this filing, the Company has not determined the ultimate amount or timing of application of Offering proceeds to such use.

Item 5.  Other Information

     On August 6, 1997, the Company, through its Pro-Mark Holdings, Inc. subsidiary ("Pro-Mark"), entered into a PBM Services Agreement with Health Plan of Nevada, Inc., HMO Texas, L.C., Sierra Health and Life Insurance Company and Sierra Health Options, Inc. (collectively "Sierra"), each a subsidiary of Sierra Health Services, Inc., to provide pharmacy benefit management services to, initially, approximately 211,000 lives. The Company believes that it will also be managing an additional 236,000 self-funded members under Sierra's administration as such members' existing agreements are renewed.

     On October 22, 1997, the Company's Board of Directors approved the terms of a transaction whereby the Company would enter into a guaranty (the "Guaranty") of up to $4,000,000 in favor of Rhode Island Hospital Trust National Bank ("RIHTNB") on behalf of Mr. E. David Corvese. Mr. Corvese is Vice Chairman, a director and a major shareholder of the Company. Pursuant to the Guaranty, the Company would guaranty the repayment obligations and performance of Mr. Corvese under (i) a certain Demand Revolving Credit Note (the "Note"), dated October 22, 1997, made by Mr. Corvese in favor of RIHTNB; and (ii) a certain Credit Agreement, to be dated as of October 22, 1997, between Mr. Corvese and RIHTNB. The Guaranty will, upon execution and delivery of a pledge agreement to be dated as of October 22, 1997 (the "Pledge Agreement") from the Company in favor of RIHTNB, be secured by all of the Company's right, title and interest in and to a $4,000,000 certificate of deposit held in a bank account with RIHTNB, as well as proceeds and replacements thereof, which will be pledged pursuant to the Pledge Agreement.

     As a condition to the Company executing the Guaranty, Mr. Corvese and his wife, Nancy Corvese, shall execute in favor of the Company a Reimbursement and Pledge Agreement (the "Reimbursement Agreement"), to be dated as of October 22, 1997. Under the Reimbursement Agreement, Mr. David Corvese would agree to reimburse the Company in the event that the Company is obligated to make any payment under the Guaranty or otherwise incurs cost or expense with respect thereto. Such reimbursement obligations would be secured by a pledge to the Company from Mr. David Corvese of 672,106 shares of Common Stock and 1,336,950 options to purchase Common Stock. The reimbursement obligation would also be secured by a pledge by Mrs. Corvese of an additional 672,106 shares of Common Stock. None of the agreements other than the Note have been executed as of the date of this filing.

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

                                               MIM Corporation




Date: November 13, 1997        -----------------------------------------------
                               Richard H. Friedman
                               Chief Operating Officer, Chief Financial Officer,
                               Treasurer and Director
                               (Principal Financial Officer)