Form 10-K405
period 1997-12-31
MIM CORP
filed 1998-03-31
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   |X|   No    |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of March 27, 1998 was approximately $33.7 million. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

      On March 27, 1998 there were outstanding 13,421,850 shares of the registrant's Common Stock.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive proxy statement relating to its scheduled June 1998 Annual Meeting of Stockholders (which proxy statement is expected to be filed with the Commission not later than 120 days after the end of the registrant's last fiscal year) are incorporated by reference into Part III of this annual report.

                                     PART I

Item 1. Business

Overview

      MIM Corporation (the "Company") is a pharmacy benefit management organization that provides a broad range of services to the pharmaceutical health care industry and employers and that promotes the cost-effective delivery of pharmacy benefits to plan members and the public. The Company targets organizations involved in three key industry segments -- sponsors of public and private health plans (such as HMOs and other managed care organizations ("MCO's"), long-term care facilities such as nursing homes and assisted living facilities, and employers), retail pharmacies and pharmaceutical manufacturers and distributors - and offers services providing financial benefits to each of them. The Company specifically targets small to medium size HMO's, self-funded groups and third party administrators (who in turn market to self-funded groups on the Company's behalf). The Company works with plan sponsors and local health care professionals on both a risk and non-risk basis to design, implement and manage innovative pharmacy benefit management ("PBM") programs to control pharmacy costs under the plans. The Company's programs promote the clinically appropriate substitution of generic drugs for equivalent but more expensive brand name drugs.

      The Company was incorporated in Delaware in March 1996 for the purpose of combining the businesses and operations of Pro-Mark Holdings, Inc. ("Pro-Mark") and MIM Strategic Marketing, LLC, which became 100% and 90% owned subsidiaries, respectively, of the Company in May 1996. The Company completed its initial public offering in August 1996.

PBM Services

      The Company offers plan sponsors a broad range of services that are designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. The Company's pharmacy benefit management programs include a number of design features and fee structures that are tailored to suit a sponsor's particular service and cost requirements. In addition to traditional fee-for-service arrangements, the Company offers alternative methodologies for pricing its various benefit management packages, including charging a fixed fee per capita (a "capitated" program), as well as sharing costs exceeding established per capita amounts or sharing savings where costs are less than established per capita amounts. Under certain circumstances, the Company will also enter into profit sharing arrangements with plan sponsors, thereby incentivizing the sponsors to support more fully the Company's cost containment efforts. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered. The Company's organization and programs are clinically oriented, with a high proportion of staff having pharmacological certification, training and experience. The Company relies on its own employees to solicit business from plan sponsors as well as commissioned independent agents and brokers.

      Benefit management services available to plan sponsor's of the Company include the following:

      Formulary Design and Compliance. The Company offers flexible formulary designs to meet their requirements. Many of these plan sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no formulary" or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetic, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, the Company believes that both public and private health plans have become increasingly receptive to restricting the availability of certain drugs within a given therapeutic class, other than in cases of medical necessity, to the extent clinically appropriate. Once a determination has been made by a plan sponsor to utilize a "restricted" or "closed" formulary, the Company actively involves Pharmacy and Therapeutics Committees

(consisting of local plan sponsors, prescribers, pharmacists and other health care professionals) to design clinically accept formularies in order to control costs. The composition of the formulary is subject to the final approval of the plan sponsor.

      Controlling program costs through formulary design focuses on two areas to the extent consistent with accepted medical and pharmacy practice and applicable law: (i) generic substitution, which involves selection of generic drugs as a cost-effective alternative to bio-equivalent brand name drugs, and (ii) therapeutic interchange, which involves selected coverage of a low cost brand name drug within a therapeutic category, or, a bio-equivalent generic alternative for such drug. Increased usage of generic drugs by Company-managed programs also enables the Company to obtain purchasing concessions and other financial incentives on generic drugs, which may be shared with plan sponsors. Rebates on brand name drugs are also negotiated with drug manufacturers and are often shared with plan sponsors.

      The primary method for assuring formulary compliance is non-reimbursement of pharmacists for dispensing non-formulary drugs, subject to certain limited exceptions. Until September 1997, the Company also, directly or indirectly, provided financial incentives to pharmacists to utilize preferred status products. Formulary compliance is managed with the active assistance of participating network pharmacists, primarily through prior authorization procedures, on-line POS edits as to particular subscribers and other network communications. Overutilization of medication is monitored and managed through quantity limitations, based upon nationally recognized standards and guidelines regarding maintenance vs. non-maintenance therapy, and the use of certain therapeutic classes of drugs and specific medications. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before less favored therapies are covered, also are established by the Company in conjunction with local Pharmacy and Therapeutics Committees to control improper utilization of certain high-risk or high-cost medications.

      Clinical Services. The Company's formularies typically provide a selection of covered drugs within each major therapeutic class to treat appropriately most medical conditions. However, provision is made for covering non-formulary drugs (other than excluded products) when shown to be clinically appropriate. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, procedures are employed to override restrictions on non-formulary medications for a particular patient and period of treatment. Restrictions on the use of certain high-risk or high-cost formulary drugs may be similarly overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically-supported medical necessity and typically are granted or denied within 48 hours after request. Requests for, and appeals of denials of coverage in these cases are handled by the Company through its staff of trained pharmacists, nationally certified pharmacy technicians and board certified pharmacotherapy specialists, subject to the plan sponsor's ultimate decisional authority over all such appeals. Further, in case of a medical emergency as determined by the dispensing pharmacist, the Company authorizes, without prior approval, short-term supplies of antibiotics and certain other medications.

      Mail Order Services. The Company believes that program costs may be minimized by controlling the distribution of pharmaceutical products directly to plan sponsors' members through mail order pharmacy services. Although the Company does not currently have in-house mail order capability, the Company and a wholly-owned subsidiary have entered into a merger agreement with Continental Managed Pharmacy Services, Inc., ("Continental"), a pharmacy benefit management company, whereby, upon consummation of the merger ("the Merger"), Continental would become a wholly-owned subsidiary of the Company. Continental currently owns and operates a full service mail order pharmacy. Assuming the consummation of the Merger, which is subject to a number of conditions, the Company believes that it would benefit from increased control of retail mail order distribution.

      Drug Usage Evaluation. Drug usage is evaluated on a concurrent, prospective and retrospective basis, utilizing the real-time POS system and proprietary information systems for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. The Company also maintains an on-going drug utilization review program in which select medication therapies are reviewed and data collected, analyzed and reported for management and educational applications.

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

      Behavioral Health Pharmacy Services. In recent years, managed care organizations have recognized the particular and specialized behavioral health needs of certain individuals within an MCO's membership. As a result, many MCO's have separated the behavioral health population into a separate management area. The Company provides services which encourage the proper and cost-effective utilization of behavioral health medication to behavioral health organizations, which are traditionally (but not always) affiliated with MCO's. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical care with other medical therapies to enhance patient compliance and minimize unnecessary or suboptimal prescribing practices. These Company services are integrated into the plan sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

      At December 31, 1997, the Company provided PBM services to 36 sponsors with approximately 1.7 million plan members, including eight sponsors with approximately 1.2 million members receiving mandated health care benefits to formerly Medicaid-eligible and certain uninsured state residents under Tennessee's TennCare(R) Medicaid waiver program. See "The TennCare Program" below.

      From the Company's initial public offering through mid-December 1997, the Company focused its marketing efforts on large public health programs, particularly in states with high Medicaid and Medicare populations, and on private health plans throughout the United States. The Company has recently decided to focus its marketing on small and large sized employer groups, both directly through its sales and marketing force and indirectly through commissioned brokers and agents, such as third party administrators. At March 15, 1998 approximately 420,000 of the plan members were covered through employer groups. While such business represents a relatively small percentage of managed lives, the Company believes that, over time, it will be able to increase lives under management from its employer group marketing efforts.

The TennCare Program

      RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association and representing approximately 1,600 retail pharmacies, initially retained the Company in 1993 to assist in obtaining health plan pharmaceutical benefit business for Tennessee pharmacies and related services, including pharmacy benefit design and pricing. In January 1994, the State of Tennessee instituted its TennCare program by contracting with plan sponsors to provide mandated health services to TennCare beneficiaries on a capitated basis. In turn, certain of these plan sponsors contracted with RxCare to provide TennCare-mandated pharmaceutical benefits to their TennCare beneficiaries through RxCare's network of retail pharmacies, in most cases on a corresponding capitated basis.

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

      As of December 31, 1997, the Company had contracts to service eight TennCare sponsors with 1.2 million members under the RxCare Contract. RxCare's contracts with Tennessee Primary Care Network, Inc., Tennessee Health Partnership, Tennessee Behavioral Health, Inc. and Blue Cross and Blue Shield of Tennessee ("BCBS - TN") accounted for approximately 21%, 13%, 10% and 10%, respectively, of the Company's revenues in 1997.

      The RxCare Contract expires on December 31, 1998. In total, this contract accounts for 84% of the Company's revenues in 1997. Failure to renew this contract in total or on terms as favorable as those currently in effect could have a material adverse affect on the Company. The BCBS - TN contract was canceled effective March 31, 1997 and replaced with a non-risk (fee-for-service) clinical services agreement between the Company and a BCBS - TN affiliate.

Competition

      The PBM business is highly competitive, and many of the Company's current and potential competitors have considerably greater financial, technical, marketing and other resources than the Company. The pharmacy benefit management business includes a number of large, well capitalized companies with nationwide operations and many smaller organizations typically operating on a local or regional basis. Some of the larger organizations are owned by or otherwise related to a brand name drug manufacturer and may have significant influence on the distribution of pharmaceuticals. Among larger companies offering pharmacy benefit management services are Medco Containment Services, Inc. (a subsidiary of Merck & Co., Inc.), Caremark International Inc., PCS, Inc. (a subsidiary of Eli Lilly & Company), Express Scripts, Inc., Advance ParadigM, Inc., Value Health, Inc., Diversified Pharmaceutical Services, Inc. (a subsidiary of SmithKline Beecham) and National Prescription Administrators, Inc. Numerous insurance and Blue Cross and Blue Shield plans, managed care organizations and retail drug chains also have their own pharmacy benefit management capabilities.

      Competition in the PBM business to a large extent is based upon price, although other factors, including quality and breadth of services and products, also are important. The Company believes that its ability and willingness, where appropriate, to assume or share its customers' financial risks, its independence from brand name drug manufacturers and its retail pharmacy-based orientation represent distinct and unusual competitive advantages in the PBM business.

Government Regulation

      The Company believes that it is in substantial compliance with all legal requirements material to its operations. Among the various Federal and state laws and regulations which may govern or impact the Company's current and planned operations are the following:

      Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by the Medicare or state health care programs (including Medicaid and TennCare), and certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. The Company's arrangements with RxCare and other pharmacy network administrators, drug manufacturers, marketing agents, brokers, health plan sponsors, pharmacies and others parties routinely involve payments to or from persons who provide or purchase, or recommend or arrange for the purchase of, items or services paid in part by the TennCare program or by other programs covered by such laws. Management carefully considers the import of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. However, the laws in this area are in flux and uncertain in their application, and there can be no assurance that one or more of such arrangements will not be challenged or found to violate such laws. Violation of the Federal anti-kickback statute could subject the Company to substantial criminal and civil penalties, including exclusion from the Medicare and Medicaid (including TennCare) programs. There are a number of states in which the Company does business which have laws analogous to Federal anti-kickback laws and regulations which likewise govern or impact the Company's current and planned operations. The Company believes that it is in substantial compliance with these laws and regulations as well.

      Antitrust Laws. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and Federal antitrust laws.

A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and formulary administration programs. In addition, to the extent that the Company or an associated business appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or Federal regulators or private parties. For example, RxCare, which was investigated and found by the Federal Trade Commission to have potential market power in Tennessee, entered into a consent decree in June 1996 agreeing not to enforce a policy which had required participating network pharmacies to accept reimbursement rates from RxCare as low as rates accepted by them from other pharmacy benefits payors. To date, enforcement of antitrust laws have not had any material affect on the Company's business.

      Other State Laws. Many states have statutes and regulations that do or may impact the Company's business operations. In some states, pharmacy benefit managers may be subject to regulation under insurance laws or laws licensing HMOs and other managed care organizations, in which event requirements could include satisfying statutorily imposed performance obligations, the posting of bonds, maintenance of reserves, required filings with regulatory agencies, and compliance with disclosure requirements and other regulation of the Company's operations. State insurance laws also may affect the structuring of certain risk-sharing programs offered by the Company. A number of states have laws designed to restrict the ability of network managers to impose limitations on the consumer's choice of pharmacies, or requiring that the benefits of discounts negotiated by managed care organizations be passed along to consumers in proportionate reductions of co-payments. Some states require that pharmacies be permitted to participate in provider networks if they are willing to comply with network requirements, while other states require pharmacy benefit managers to follow certain prescribed procedures in establishing a network and admitting and terminating its members. Many states require that Medicaid obtain the lowest prices from a pharmacy, which may limit the Company's ability to reduce the prices it pays for drugs below Medicaid prices. States have a variety of laws regulating pharmacists' ability to switch prescribed drugs or to split fees, which could impede the Company's business strategy, and certain state laws have been the basis for investigations and multi-state settlements requiring the discontinuance of certain financial incentives provided by manufacturers to retail pharmacies to promote the sale of the manufacturers' drugs.

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

Employees

      At March 4, 1998, the Company employed a total of 163 people including 27 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are satisfactory.

Item 2. Properties

      The Company's corporate headquarters are located in leased office space in Pearl River, New York. The Company also leases office space in South Kingstown, Rhode Island and Nashville, Tennessee.

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

      Pro-Mark is currently engaged in efforts to recover funds it has invoiced to Sierra Health Services, Inc. collectively, on behalf of its subsidiaries, Sierra Health and Life Insurance Company, Inc., Sierra Healthcare Options, Inc., Sierra Healthplan of Nevada, Inc. and HMO Texas L.C. (collectively,"Sierra") under a pharmacy benefit management services agreement (the "Sierra Agreement") dated as of August 6, 1997, which went into effect on October 1, 1997.

      On February 3, 1998, Pro-Mark invoiced Sierra approximately $4.1 million for unpaid services rendered by Pro-Mark during the period from October through December 1997. Sierra refused to pay the invoices.

      On February 13, 1998, Pro-Mark gave Sierra notice of termination of the agreement which provided for the termination of the Sierra Agreement 30 days from the date of such notice and commenced an arbitration of the dispute before the American Arbitration Association, which the agreement specifies as the sole forum for resolving disputes arising under the agreement. The terminated date was extended an additional ten days upon neutral agreement of the parties.

      In early March 1998, Pro-Mark rendered invoices to Sierra for January for approximately $1.3 million, and Pro-Mark expects to render invoices for February and March for approximately $1.3 million per month. These sums will be part of the arbitration proceeding.

      On March 13, 1998, Sierra filed a lawsuit against Pro-Mark in the United States District Court, District of Nevada. The suit claims Pro-Mark breached the Sierra Agreement and that Sierra was misled as to the nature of that agreement. Sierra has asked the court to issue an order preventing Pro-Mark from terminating the Sierra Agreement under its February 13, 1998 notice of termination.

      In ruling upon Sierra's motion, the court directed that if Sierra elected to post as $5 million bond in Pro-Mark's favor, a temporary restraining order would be issued, pending a motion for a preliminary injunction. Sierra elected to post such bond. The Court will schedule a hearing on Sierra's request for a preliminary injunction. Pro-Mark is opposing Sierra's request for a preliminary injunction and is asking the court to refer Sierra's contentions and claims to the arbitration proceeding before the American Arbitration Association. The Company believes that it has the right to receive the disputed funds from Sierra under the Sierra Agreement, and that the Company has the right to terminate the agreement; however, if the court were to rule in favor of Sierra, and if Pro-Mark were both unable to terminate the agreement and unable to collect from Sierra the amounts invoiced, then the Company's business would be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1997.

Executive Officers of the Company

      The following information is furnished in this Part I pursuant to Instruction 3 to Item 401(b) of Regulation S-K. The executive officers of the Company are as follows:

Name                   Age      Position
----                   ---      --------

John H. Klein ........  52      Chairman of the Board, Chief Executive Officer
                                and Director

E. David Corvese(1) ..  42      Vice Chairman of the Board and Director

Richard H. Friedman ..  47      Chief Financial Officer, Chief Operating
                                Officer, and Director

Barry A. Posner ......  34      Secretary and General Counsel

Larry E. Edelson-Kayne  50      Treasurer and Controller

      John H. Klein joined the Company in April 1996 and was elected Chief Executive Officer, Chairman of the Board and a director of the Company in May 1996. From May 1989 to December 1994, Mr. Klein served as President, Chief Executive Officer, a director and a member of the Executive Committee of the Board of Directors of Zenith Laboratories, Inc. ("Zenith"), a manufacturer of multi-source generic pharmaceutical drugs. In December 1994, Zenith was acquired by IVAX Corporation ("IVAX"), an international health care company and a major multi-source generic pharmaceutical manufacturer and marketer. From January 1995 to January 1996, Mr. Klein was President of IVAX's North American Multi-Source Pharmaceutical Group and each of its operating companies, including Zenith and Zenith Goldline (collectively, "NAMPG"). From January 1995 to January 1996, he was also an executive officer and a member of the Executive Committee of IVAX. Mr. Klein has served as Chairman of the Generic Pharmaceutical Industry Association since March 1995.

      E. David Corvese has served as a director of the Company since March 1996 and as Vice Chairman since May 1996. Mr. Corvese has served as Chairman of Pro-Mark, since June 1995 and also served as President and Chief Executive Officer of Pro-Mark from March 1994 to June 1995. Also, since 1995 Mr. Corvese has served as the Manager of MIM Holdings, LLC, a management company controlled by Mr. Corvese and members of his family. From June 1991 to November 1993, Mr. Corvese served as President of PPI, a company engaged in the business of providing informational products, market analysis and consulting services to the pharmaceutical industry. Mr. Corvese is also a past President of the Rhode Island Pharmaceutical Association and is a member of the American Pharmaceutical Association, the American Society of Hospital Pharmacists and the Rhode Island Society of Hospital Pharmacists. Effective March 31, 1998, Mr. Corvese resigned from his position as an employee and officer of the Company and its subsidiaries and has agreed not to stand for re-election as director of the Company. Effective January 1, 1998, the Company had agreed to grant Mr. Corvese an administrative leave from all positions held in the Company and each of its subsidiaries.

      Richard H. Friedman joined the Company in April 1996 and was elected Chief Financial Officer, Chief Operating Officer, and a director of the Company in May 1996. Mr. Friedman also served as MIM's Treasurer from April 1996 until February 1998. From February 1992 to December 1994, Mr. Friedman served as Chief Financial Officer and Vice President of Finance of Zenith. From January 1995 to January 1996, he was Vice President of Administration of NAMPG.

----------

(1) Effective March 31, 1998, Mr. Corvese resigned from his position as an employee and officer of the Company and its subsidiaries and has agreed not to stand for re-election as director of the Company. Since January 1, 1998, Mr. Corvese had been on administrative leave from all of his responsibilities and duties with respect to the Company and each subsidiary it "controls" (as defined in Regulation 12b-2 promulgated under the Securities Exchange Act of 1934, as amended).

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

      Larry E. Edelson-Kayne joined the Company in February 1998 as Treasurer and Controller. Immediately prior thereto, Mr. Edelson-Kayne had served since 1989 as Corporate Controller of Forbes Inc., a publisher of business and other magazines. Mr. Edelson-Kayne was responsible for all accounting, reporting and budgetary functions of Forbes Inc.

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

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock began trading on The NASDAQ National Market tier of The NASDAQ Stock Market on August 15, 1996 under the symbol: MIMS. The following table represents the high and low sales prices for the Company's Common Stock for the five full calendar quarters since its initial trading date. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                    High        Low
                                    ----        ---
            1996

            Fourth Quarter           $15.50      $4.00

            1997

            First Quarter           $10.375      $4.75
            Second Quarter           $16.75      $5.75
            Third Quarter           $17.375     $9.062
            Fourth Quarter           $9.875     $3.625

      The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

      As of March 12, 1998 there were 60 stockholders of record in addition to approximately 1,900 stockholders whose shares were held in nominee name.

      For purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all outstanding shares were held by non-affiliates except for shares held by directors and executive officers of the Company. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning stockholdings of executive officers, directors and principal stockholders is included in the Company's definitive proxy statement or in a registration statement on Form S-4 to be filed with the Securities and Exchange Commission.

      During the three months ended December 31, 1997, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Act").

      From August 14, 1996 through December 31, 1997, the $46,788,000 net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

      Construction of plant, building and facilities .......   $        --
      Purchase and installation of machinery and equipment .   $ 1,735,000
      Purchases of real estate .............................   $        --
      Acquisition of other businesses ......................   $ 2,300,000
      Repayment of indebtedness ............................   $        --
      Working capital ......................................   $10,524,000
      Temporary investments:
             Marketable securities .........................   $22,636,000
             Overnight cash deposits........................   $ 9,593,000

      To date, the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering, as disclosed in the prospectus, the Company intended to apply a portion of the Offering proceeds to fund such expansion. However, through the acquisition of Continental, the Company will be in this line of business through Continental's current operations. However, as discussed above, there can be no assurance that the Merger will be consummated.

Item 6. Selected Consolidated Financial Data

      The selected consolidated financial data presented below should be read in conjunction with Item 7 of this report and with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

                                                                                        Period from Inception
                                                Year Ended December 31,                    (June 22,1993)
                                                -----------------------                       through
                                    1997         1996            1995         1994        December 31, 1993
                                    ----         ----            ----         ----        -----------------
                                                    (in thousands, except per share amounts)
Statement of Operations Data

Revenue                           $242,291     $283,159        $213,929     $109,326            $122

Net income (loss)                  (13,497)    ($31,754)(1)     ($6,772)     ($2,456)            $40

Net income (loss) per common
share                                (1.07)      ($3.32)         ($1.43)      ($0.55)          $0.01

Weighted average shares
outstanding                         12,620        9,557           4,732        4,500           4,500

                                                    December 31,
                                    1997         1996            1995         1994            1993
                                    ----         ----            ----         ----            ----
                                                 (in thousands, except per share amounts)
Balance Sheet Data

Cash and cash equivalents            9,593       $1,834          $1,804       $2,933       $      --

Investment securities               22,636       37,038              --           --              --

Working capital (deficit)            9,333       19,569         (12,080)      (5,087)             (3)

Total assets                        62,727       61,800          18,924       15,260              93

Stockholders' equity (deficit)      16,810       30,143         (11,524)      (3,693)             41

----------

(1) After recording a $26.6 million non-recurring non-cash stock option charge and a $3.5 million reserve in connection with the termination of the BCBS-TN contract. See "Business -- TennCare Program." Excluding these items, the net loss for 1996 would have been $1,614, or $.17 per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The matters discussed in this Report include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to the future operating performance of the Company and the results and the effect of legal proceedings, arbitration and disputes. Investors are cautioned that any such forward looking statements are not guarantees of future performance or the ultimate outcome of litigation, arbitration or disputes and involve risks and uncertainties, and that actual results and/or outcomes may differ materially from those in the forward looking statements as a result of various factors. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

      The accompanying information contained in this Report identifies important factors that could cause such differences, including: the effect of government regulations on the Company's business; the effect of the outcome of certain legal proceedings, arbitration proceedings and/or disputes; and the effect of the Merger with Continental or the failure to consummate such Merger.

Overview

      A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare. The Company assisted RxCare in defining and marketing pharmacy benefit management services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations through the management of pharmacy benefits to plan sponsors until January 1994 when RxCare began servicing several of the health plan sponsors involved in the newly instituted TennCare(R) state health program. See "Business -- The TennCare Program." At December 31, 1997, the Company provided pharmacy benefit management services to a total of 36 public and private plan sponsors with an aggregate of approximately 1.7 million plan members on both a risk and non-risk basis throughout the United States.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996

      For the year ended December 31, 1997, the Company recorded revenues of $242.3 million compared with 1996 revenues of $283.2 million, a decrease of $40.9 million, or 14%. The restructuring in April 1997 of a major TennCare contract decreased revenue for the year ended December 31, 1997 compared to December 31, 1996 by $107.0 million. Although the Company continued to provide essentially the same services under such restructured contract as it did before the restructuring, the contract was restructured from a risk-based arrangement to a non-risk based fee arrangement. This decrease in revenues was offset by an increase of $34.8 million in other TennCare revenue resulting from increased enrollment and several favorable contract restructurings. Further revenue increases of $31.3 million resulted from increased enrollment in existing commercial plans as well as the servicing of 11 new commercial plans covering approximately 418,000 new members throughout the United States. In 1997, 53% of the Company's revenue was generated from risk-based contracts, compared with 82% during 1996. The Company believes that this decrease in risk-based arrangements during 1997 will minimize the Company's exposure to potential losses.

      Cost of revenue for 1997 decreased to $239.0 million from $278.1 million for 1996, a decrease of $39.1 million. The above-described restructuring of a major TennCare contract resulted in a decrease in cost of revenue of $111.6 million. Costs relating to the remaining TennCare contracts increased by $34.2 million due to eligibility increases, increasing drug prices and increasing utilization of prescription drugs. Increased enrollment in existing commercial plans together with several new commercial contracts resulted in a $38.3 million increase in cost of revenue. Included in cost of revenues for commercial business is a $4.1 million reserve established to cover anticipated future costs under the Sierra Agreement described below. As a percentage of revenue, cost of revenue increased to 98.6% in 1997 from 98.2% in 1996.

      For the year ended December 31, 1997, gross profit decreased $1.8 million to $3.3 million, after recording the $4.1 million reserve previously described, from $5.1 million in 1996. Gross profit increases of $5.0 million in TennCare business resulted from favorable contract renegotiations as well as increased eligibility, offset by decreases of $6.8 million in commercial business resulting primarily from the Sierra Agreement. The Sierra Agreement generated $7.3 million in gross losses in the fourth quarter of 1997 (including a $4.1 million reserve for future contract losses). The Company believes this reserve to be a reasonable estimate of its exposure.

      The Sierra Agreement was entered into by Pro-Mark and became effective October 1, 1997. Differences in interpretation of the Sierra Agreement have resulted in a dispute among the parties. Sierra has rejected the Company's interpretation of the Sierra Agreement and made only partial payments towards the compensation believed to be owed to the Company. At December 31, 1997, $4.1 million for services rendered in connection with the contract remain unpaid to the Company. See "Legal Proceedings".

      Although the Company's management believes the American Arbitration Association's arbitrator will rule in favor of the Company, the results of the proceedings are uncertain. The American Arbitration Association's arbitrator may rule in favor of Sierra and require the Company to perform under the Sierra Agreement as interpreted by Sierra, in which case the Company believes it would incur additional losses throughout 1998. Should the American Arbitration Association's arbitrator rule in the Company's favor, the Company's future gross profits would be positively impacted. See also "Legal Proceedings".

      General and administrative expenses increased $7.5 million to $19.1 million in 1997 from $11.6 million in 1996, an increase of 65.0%. The $7.5 million increase was attributable to expenses associated with an expanded national sales force, additional headquarter personnel and operations support needed to service new business and increases in legal and consulting fees. As a percentage of revenue, general and administrative expenses increased to 7.9% in 1997 from 4.1% in 1996.

      For the year ended December 31, 1997, the Company recorded interest income of $2.3 million compared to $1.4 million for the year ended December 31, 1996, an increase of $0.9 million. The increase resulted from funds invested from the Offering being invested for the entire year in 1997 and only five months in 1996.

      For the year ended December 31, 1997, the Company recorded a net loss of $13.5 million or $1.07 per share. This compares with a net loss of $5.1 million, or $0.54 per share (before recording a $26.6 million nonrecurring, non-cash stock option charge, representing the difference between the exercise price and the deemed fair market value of the Common Stock granted by the Company's principal stockholder to certain executive officers and directors of the Company) for the year ended December 31, 1996. This 164% increase in net loss is the result of the above described changes in revenue, cost of revenue and expenses.

Year ended December 31, 1996 compared to year ended December 31, 1995

      For the year ended December 31, 1996, the Company recorded revenues of $283.2 million compared with 1995 revenues of $213.9 million. The increase of $69.3 million in revenues was due primarily to the addition of the BCBS-TN contract in April 1995 (representing approximately $36 million of such increase) and increased revenue from new and renegotiated contracts of approximately $33 million. In 1996, approximately 82% of the Company's revenue was generated through capitated contracts, compared with 90% during 1995.

      Cost of revenue for 1996 increased to $278.1 million compared with 1995 cost of revenue of $213.4 million for the same reasons revenues increased as described above. As a percentage of revenue, cost of revenue decreased from 99.8% in 1995 to 98.2% in 1996. In an effort to stem future losses and increase profitability, the Company through RxCare, terminated the capitated BCBS - TN contract effective March 31, 1997. Although this contract previously had been renegotiated and extended, high utilization rates continued to hamper the Company's ability to gain profitability under that contract even though the Company was able to lower the average cost of each prescription. As a result of this termination, the Company reserved $3.5 million at December 31, 1996 to cover future claims in excess of capitated payments to the Company. Excluding this contract, the Company would have earned $2.2 million in 1996 before taking the stock option charge (as described below). The BCBS - TN contract represented approximately 495,000 lives and accounted for $132.8 million of revenue and $7.3 million in net losses in 1996. Subsequent to the termination of the original BCBS - TN contract, the Company had negotiated a new contract directly with an affiliate of BCBS - TN to begin providing pharmacy benefit management services on April 1, 1997. The new contract eliminates capitation risk to the Company and provides for the Company to be paid for certain administrative and clinical consulting services on a fee-for-service basis.

      General and administrative expenses were $11.6 million in 1996 and $8.0 million in 1995, an increase of 45.0%. The $3.6 million increase was attributable to increases in operations, sales and marketing and headquarters personnel to support the anticipated needs of the business as well as increases in consulting and legal fees, depreciation expense and costs related to further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses increased from 3.8% in 1995 to 4.1% in 1996.

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

Liquidity and Capital Resources

      For the year ended December 31, 1997, net cash used by the Company for operating activities totaled $3.1 million, primarily due to the funding of a $13.5 million net operating loss and an increase in accounts receivable of $5.3 million. Such uses were offset by a $9.7 million increase in claims payable and a $2.8 million increase in deferred revenue. Investing activities generated $10.9 million in cash from proceeds of maturities of investment securities of $41.9 million offset by the purchase of investment securities of approximately $29.8 million. The Company also purchased $1.6 million of equipment mainly to upgrade and enhance information systems.

      At December 31, 1997, the Company had working capital of $9.3 million including $19.2 million in investment securities, compared to $19.6 million at December 31, 1996. The decrease in working capital of $10.3 million is mainly due to an increase in claims payable of $9.7 million and an increase in deferred revenue of 2.8 million offset by an increase in accounts receivable of $5.0 million. Cash and cash equivalents were $9.6 million at December 31, 1997 compared with $1.8 million of cash and cash equivalents at December 31, 1996. The Company had investment securities held to maturity of $22.6 million at December 31, 1997. These investments were and currently are primarily corporate debt securities rated A or better. The Company has $2.3 million invested in the Series B Preferred Stock, par value $0.01 per share, of Wang Healthcare Information Systems, Inc.

      At December 31, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. The amount of net operating loss carryforwards which may be utilized in any given year may become limited by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, if a cumulative change of ownership of more than 50% occurs within a three year period.

      The Company incurred losses of $3.2 million through December 31, 1997 related to the Sierra Agreement described above. The Company has reserved $4.1 million to cover estimated future losses associated with this agreement. The Company has filed for arbitration under the terms of the contract. The results of the scheduled arbitration may impact the Company's financial position and future results of operations. An arbitration ruling in favor of the Company would positively impact liquidity and capital resources. A favorable ruling would most likely require Sierra to pay certain of the unpaid balances to the Company at December 31, 1997, as well as additional amounts billed through the termination date. The reserves set up by the Company are estimated to cover an unfavorable ruling.

      The Company believes that its financial condition and capital structure as a result of the Offering has enhanced its ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future, even if the court or the arbitration panel rules against the Company in connection with the Sierra Agreement.

      The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the RxCare Contract, approximately $6.5 million representing RxCare's share of the Company's losses and amounts previously advanced or paid to RxCare.

      As part of its continued efforts to expand its pharmacy benefit management business, the Company expects to incur additional sales and marketing expenses. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its pharmacy benefit management business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale of equity securities of the Company.

Other Matters

      The Company's pharmaceutical reimbursement claims have historically been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months.

      Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims, have affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these new rates.

      The TennCare program has been controversial since its inception and has generated government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare program will not adversely affect the Company's business in the future.


      The so-called "year 2000 problem", which is common to many companies, concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information as the year 2000 approaches. The Company believes that it does not and will not have any material year 2000 problems. This belief is based upon a review of its internally-generated programs, representations made by external software program and hardware suppliers, experience processing information with dates on or after the year 2000 and the known availability of software which the Company may utilize and which is free of year 2000 problems.

On January 27, 1998 the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP") entered into an Agreement and Plan of Merger with Continental and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. Thereafter, Continental would become a wholly owned subsidiary of the Company. The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger would occur during the second quarter of 1998, there can be no assurances that the Merger would occur during the second quarter of 1998, there can be no assurances that the Merger will be consummated at such time or at all.

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To MIM Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of MIM Corporation and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                 ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 23, 1998

                        MIM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                    (In thousands, except for share amounts)

                                                                        1997        1996
                                                                        ----        ----
ASSETS
Current assets
    Cash and cash equivalents .....................................   $  9,593    $  1,834
    Investment securities .........................................     19,235      28,113
    Receivables, less allowance for doubtful accounts
      of $1,386 and $1,088, respectively ..........................     23,666      18,646
    Prepaid expenses and other current assets .....................        888       1,129
                                                                      --------    --------
      Total current assets ........................................     53,382      49,722
Investment securities, net of current portion .....................      3,401       8,925
Other investments .................................................      2,300          --
Property and equipment, net .......................................      3,499       2,423
Due from affiliates, less allowance for doubtful accounts
      of $2,360 and $2,157, respectively ..........................         --         628
Other assets, net .................................................        145         102
                                                                      --------    --------
      Total assets ................................................   $ 62,727    $ 61,800
                                                                      ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of capital lease obligations ..................   $    222    $    213
    Accounts payable ..............................................        931       1,562
    Deferred revenue ..............................................      2,799          --
    Claims payable ................................................     26,979      17,278
    Payables to plan sponsors and others ..........................     10,839      10,174
    Accrued expenses ..............................................      2,279         926
                                                                      --------    --------
      Total current liabilities ...................................   $ 44,049    $ 30,153
Capital lease obligations, net of current portion .................        756         375
Commitments and contingencies (Note 6)
Minority interest .................................................      1,112       1,129
Stockholders' equity
    Preferred stock, $.0001 par value; 5,000,000 shares authorized,
      no shares issued or outstanding .............................         --          --
    Common stock, $.0001 par value; 40,000,000 shares authorized,
      13,335,150 and 12,040,600 shares issued and outstanding ,
      respectively ................................................          1           1
Additional paid-in capital ........................................     73,585      73,443
Accumulated deficit ...............................................    (55,061)    (41,564)
Stockholder notes receivable ......................................     (1,715)     (1,737)
                                                                      --------    --------
      Total stockholders' equity ..................................     16,810      30,143
                                                                      --------    --------
      Total liabilities and stockholders' equity ..................   $ 62,727    $ 61,800
                                                                      ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

                  (In thousands, except for per share amounts)

                                                            1997         1996         1995
                                                            ----         ----         ----
Revenue ..............................................   $ 242,291    $ 283,159    $ 213,929

Cost of revenue ......................................     239,002      278,068      213,398
                                                         ---------    ---------    ---------

   Gross profit ......................................       3,289        5,091          531

General and administrative expenses ..................      19,098       11,619        8,048

Non-cash stock option charge .........................          --       26,640           --
                                                         ---------    ---------    ---------

   Loss from operations ..............................     (15,809)     (33,168)      (7,517)

Interest income, net .................................       2,295        1,393          745
                                                         ---------    ---------    ---------

   Loss before minority interest .....................     (13,514)     (31,775)      (6,772)


Less: minority interest ..............................         (17)         (21)          --
                                                         ---------    ---------    ---------

   Net loss ..........................................   $ (13,497)   $ (31,754)   $  (6,772)
                                                         =========    =========    =========

Basic and diluted loss per common ....................   $   (1.07)   $   (3.32)   $   (1.43)
                                                         =========    =========    =========

Weighted average common shares used in computing basic
  and diluted loss per share .........................      12,620        9,557        4,732
                                                         =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                      Retained                   Total
                                                         Additional   Earnings   Stockholder  Stockholders'
                                               Common     Paid-In   (Accumulated    Notes       Equity
                                               Stock      Capital     Deficit)    Receivable   (Deficit)
                                               -----      -------     --------    ----------   ---------
Balance, December 31, 1994 ...............   $       1   $      --   $  (2,416)   $  (1,278)   $  (3,693)

    Stockholder loans, net ...............          --          --          --       (1,059)      (1,059)

    Net loss .............................          --          --      (6,772)          --       (6,772)
                                             ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1995 ...............           1          --      (9,188)      (2,337)     (11,524)

    Stockholder loans, net ...............          --          --          --          (22)         (22)

    Stockholder distribution .............          --          --        (622)         622           --

    Net proceeds from initial public
      offering ...........................          --      46,786          --           --       46,786

    Non-cash stock option charge .........          --      26,640          --           --       26,640

    Non-employee stock option compensation
        expense ..........................          --          17          --           --           17

    Net loss .............................          --          --     (31,754)          --      (31,754)
                                             ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1996 ...............           1      73,443     (41,564)      (1,737)      30,143
                                             ---------   ---------   ---------    ---------    ---------

   Stockholder loans, net ................          --          --          --           22           22

   Exercise of stock options .............          --         113          --           --          113

   Non-employee stock option compensation
     expense .............................          --          29          --           --           29


   Net loss ..............................          --          --     (13,497)          --      (13,497)
                                             ---------   ---------   ---------    ---------    ---------

Balance, December 31, 1997 ...............   $       1   $  73,585   $ (55,061)   $  (1,715)   $  16,810
                                             =========   =========   =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                 (In thousands)

                                                                    1997         1996         1995
                                                                    ----         ----         ----
Cash flows from operating activities:
  Net loss ...................................................   $ (13,497)   $ (31,754)   $  (6,772)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
       Net loss allocated to minority interest ...............         (17)         (21)          --
       Depreciation and amortization .........................       1,091          781          366
       Stock option charges ..................................          29       26,657           --
       Provision for losses on receivables and due from
         affiliates ..........................................         501          928        1,977
  Changes in assets and liabilities:
       Receivables ...........................................      (5,318)      (4,551)      (4,728)
       Prepaid expenses and other current assets .............         241         (648)          98
       Accounts payable ......................................        (631)         491         (376)
       Deferred Revenue ......................................       2,799           --           --
       Claims payable ........................................       9,701       (2,016)       9,031
       Payables to plan sponsors and others ..................         665        1,738        2,003
       Accrued expenses ......................................       1,353          755         (202)
                                                                 ---------    ---------    ---------
          Net cash (used in) provided by operating activities       (3,083)      (7,640)       1,397
                                                                 ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of property and equipment ........................      (1,575)        (870)        (802)
   Purchase of investment securities .........................     (27,507)     (37,038)          --
   Purchase of other investments .............................      (2,300)          --           --
   Maturities of investment securities .......................      41,909           --           --
   Stockholder notes receivable, net .........................          22          (22)      (1,059)
   Due from affiliates, net ..................................         425         (828)      (1,759)
   (Increase) decrease in other assets .......................         (48)         (93)         164
                                                                 ---------    ---------    ---------
          Net cash (used in) provided by investing
            activities .......................................      10,926      (38,851)      (3,456)
                                                                 ---------    ---------    ---------
Cash flows from financing activities:
   Principal payments on capital lease obligations ...........        (197)        (265)        (220)
   Proceeds from initial public offering .....................          --       46,786           --
   Proceeds from exercise of stock options ...................         113           --           --
   Minority interest investment ..............................          --           --        1,150
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) financing activities         (84)      46,521          930
                                                                 ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .........       7,759           30       (1,129)
Cash and cash equivalents--beginning of period ...............       1,834        1,804        2,933
                                                                 ---------    ---------    ---------
Cash and cash equivalents--end of period .....................   $   9,593    $   1,834    $   1,804
                                                                 =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Income taxes ............................................   $      --    $      --    $     286
                                                                 =========    =========    =========
     Interest ................................................   $      41    $      55    $      31
                                                                 =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
   Equipment acquired under capital lease obligations ........   $     587    $     527    $     109
                                                                 =========    =========    =========
   Distribution to stockholder through cancellation of
     stockholder notes receivable ............................   $      --    $     622    $      --
                                                                 =========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands, except for share and per share amounts)

NOTE 1--NATURE OF BUSINESS

      Corporate Organization

            MIM Corporation was incorporated in Delaware in March 1996 for the purpose of combining the businesses and operations of Pro-Mark Holdings, Inc., a Delaware corporation ("Pro-Mark"), and MIM Strategic Marketing, LLC, a Rhode Island limited liability company ("MIM Strategic"), (the "Formation"). The Formation was effected in May 1996. Previously, Pro-Mark Drug Benefit Management Services, LLC, a Rhode Island limited liability company, formed in June 1993 ("Pro-Mark DBMS"), had merged into Pro-Mark in April 1994. Pro-Mark is a wholly-owned subsidiary of MIM Corporation, and MIM Strategic is 90% owned by MIM Corporation. As used in these notes, the "Company" refers to MIM Corporation and its subsidiaries and predecessors.

            Prior to the Formation, Pro-Mark DBMS, Pro-Mark and Strategic were controlled by an officer of the Company (See Note 11) and his family who, before subsequent stock transfers, collectively held a direct or indirect controlling interest in MIM Corporation. The Formation has been accounted for using the carryover basis of accounting, and MIM Corporation's consolidated financial statements include the accounts and operations of the subsidiaries for all periods presented from the date each entity was formed.

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

            In the Formation, MIM Corporation acquired all of the outstanding stock of Pro-Mark and 90% of the ownership and membership interests in MIM Strategic. In exchange, Pro-Mark's stockholders received 150 shares of Common Stock of MIM Corporation for each Pro-Mark share (or an aggregate of 4,500,000 shares of Common Stock), and certain members of MIM Strategic received an aggregate of 3,523,800 shares of Common Stock for their 90% interest in MIM Strategic. Zenith Goldline Pharmaceuticals, Inc., a Florida corporation ("Zenith Goldline"), has held a 10% interest in MIM Strategic since its inception and did not participate in the Formation.

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

            MIM Strategic was formed in 1995 by MIM Holdings, LLC ("MIM Holdings"), which is controlled by an officer of the Company (See Note 11) and his family. MIM Holdings and Zenith Goldline contributed various intangibles and $1,150 in cash, respectively, to the capital of MIM Strategic in exchange for their 90% and 10% interests, respectively, in MIM Strategic. No accounting recognition has been given to the intangibles for financial reporting purposes since their value is not objectively determinable, and the entire $1,150 of capital contributed by Zenith Goldline has been presented as minority interest in the accompanying consolidated balance sheets. Profits and losses of MIM Strategic are allocated 90% to the Company and 10% to Zenith Goldline.

      Business

            The Company's revenues have been derived primarily from agreements to provide pharmacy benefit management services to sponsors of public and private health plans. To date, a majority of the services provided by the Company have been to sponsors of Tennessee-based plans who have entered into pharmacy benefit management contracts with RxCare of Tennessee, Inc. ("RxCare"), a subsidiary of the Tennessee Pharmacists Association, including contracts ("TennCare contracts") to provide mandated pharmaceutical services to formerly Medicaid-eligible and uninsured and uninsurable Tennessee residents under the State's TennCare Medicaid waiver program ("TennCare").

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

      Revenue Recognition

            Capitated Agreements. Certain pharmacy benefit management contracts are capitated agreements pursuant to which the Company receives a fixed monthly fee for each member enrolled in a particular health plan. In exchange for this fee, the Company is obligated to provide covered pharmacy services to plan members. Typically, capitated agreements have a one-year term and are subject to automatic renewal unless notice of termination is given. These contracts are subject to earlier termination upon the occurrence of certain events.

            Capitation payments under TennCare contracts are based upon the latest eligible member data provided by the State of Tennessee. On a monthly basis, the Company receives payments (and recognizes revenue) for those members eligible for the current month, plus or minus capitation amounts for those persons determined to be retroactively eligible or ineligible for prior months under the contract. The amounts for retroactive capitation payments are based upon management's estimates and are included in receivables in the accompanying consolidated balance sheets. The related receivables at December 31, 1997 and 1996 were approximately $120 and $1,056, respectively. The related capitated revenue for the years ended December 31, 1997, 1996 and 1995 was approximately $127,477, $232,395 and $192,625, respectively.

            Fee-for-Service Agreements. Certain pharmacy benefit management contracts are fee-for-service agreements pursuant to which the Company is paid by the plan sponsor an amount reflecting the cost of a prescription plus a per prescription service fee. Under these contracts, the Company is obligated to pay network pharmacies for pharmacy services provided to plan members. The Company recognizes the cost incurred to pay network pharmacies with its corresponding fees for service revenue at the time a pharmacy prescription service is provided. The related fee-for-service revenue for the years ended December 31, 1997, 1996 and 1995 was approximately $114,654, $49,941 and $16,525, respectively.

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

      Property and Equipment

            The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of assets ranging from three to five years or, in the case of leases, over the life of the lease. Maintenance and repairs are expensed as incurred.

      Long-Lived Assets

            The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such change has occurred.

      Deferred Revenue

            Deferred revenues represent fees received in advance from certain plan sponsors and are recognized as revenue in the month these fees are earned.

      Claims Payable

            The Company is responsible for all covered prescriptions provided to plan members during the contract period. At December 31, 1997 and 1996, certain prescriptions were dispensed to members for which the related claims had not yet been presented to the Company for payment. Estimates of $1,858 and $3,296 at December 31, 1997 and 1996, respectively, have been accrued for these claims in the accompanying consolidated balance sheets. Unpaid claims incurred and reported amounted to $20,786 and $10,482 at December 31, 1997 and 1996, respectively.

            The Company entered into several commercial risk-based contract during 1997 (See Note 6) for which future losses are expected. Based on management's estimate of losses to be incurred the Company has accrued $4,335 at December 31, 1997. The Company also experienced losses on one of the TennCare contracts since the contract was entered into as of April 1, 1995. RxCare exercised its option to terminate the contract on March 31, 1997, before its scheduled expiration date of December 31, 1997. At December 31, 1996 the Company accrued $3,500 to cover management's estimate of losses to be incurred during the remainder of the original contract. This amount is included in claims payable in the accompanying consolidated balance sheets.

      Minority Interest

            The minority interest in the loss of MIM Strategic is reflected as a reduction of net loss in the accompanying consolidated statements of operations.

      Income Taxes

            The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities at currently enacted tax laws and rates.

      Disclosure of Fair Value of Financial Instruments

            The Company's financial instruments consist mainly of cash and cash equivalents, investment securities (see Note 3), accounts receivable and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

      Accounting for Stock-Based Compensation

            The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to anyone other than employees and non-employee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (See Note 8).

      Earnings Per Share

            Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards, No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average number of shares outstanding during the year. Diluted loss per share is the same as basic loss per share as the inclusion of common stock equivalents would be anti-dilutive. Common shares outstanding and per share amounts reflect the formation (see Note 1) and are considered outstanding from the date each entity was formed.

      Recently Issued Accounting Standards

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting comprehensive income and its components. SFAS 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. Both are effective for periods beginning after December 15, 1997. These standards increase financial reporting disclosures and will have no impact on the Company's financial position or results of operations.

NOTE 3 - INVESTMENT SECURITIES AND OTHER INVESTMENTS

      Investment Securities

            The Company's marketable investment securities are classified as held-to-maturity and are carried at amortized cost on the accompanying balance sheet as of December 31, 1997 and 1996. Management believes that it has the positive intent and ability to hold such securities to maturity. Amortized cost (which approximates fair value), of these securities as of December 31, 1997 and 1996 is as follows:

                                                            1997           1996
                                                            ----           ----
Held-to-maturity securities:
  U.S. government                                         $ 3,600        $ 1,000
  States and political subdivision                            295            545
  Corporate securities                                     18,741         35,493
                                                          -------        -------
Total investment securities                               $22,636        $37,038
                                                          =======        =======

            The contractual maturities of all held-to-maturity securities at December 31, 1997 are as follows:

                                                       Amortized Cost
                                                       --------------
Due in one year or less                                   $19,235
Due after one year through five years                       3,401
                                                          -------
Total investment securities                               $22,636
                                                          =======

      Other Investments

      On June 23, 1997, the Company, along with other strategic partners, made an investment in Wang Healthcare Information Systems, Inc. ("WHIS"), a company engaged in the development, marketing and servicing of PC-based clinical information systems for physicians and their staff, using patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of WHIS (the "WHIS Shares") representing a minority 8% interest for an aggregate purchase price equal to $2,300. An executive officer on administrative leave from the Company, assumed the Company's board seat and was elected Chairman of WHIS. The preferred stock is not registered on a securities exchange and, therefore, the fair value of these securities is not readily determinable. In the opinion of management there has been no permanent impairment of this investment.

NOTE 4--RELATED PARTY TRANSACTIONS

            During 1995, the Company advanced RxCare approximately $1,957 to fund the losses RxCare had incurred in connection with one of its pharmacy benefit management contracts. Although the Company does not currently intend to seek repayment of the advance, the Company intends to offset such amount against future profit sharing amounts, if any, due RxCare under the Company's agreement with RxCare. As RxCare's revenue is largely dependent upon the Company's results of operations in Tennessee, the collectibility of this amount is uncertain, and a full reserve has been recorded against the advance. During October 1996, the Company advanced approximately $349 directly to individual pharmacies in Tennessee on behalf of RxCare. This advance was repaid in full in March 1997.

            As part of its agreement with RxCare, the Company is obligated to share with RxCare the Company's cumulative profit, if any, from the RxCare pharmacy benefit management contracts. No amount was due RxCare for the years ended December 31, 1997 or 1996.

            The Company entered into two three-year contracts with Zenith Goldline in December 1995. Pursuant to the contract, the Company is entitled to receive fees based on a percentage of the growth in Zenith Goldline's gross margins from related sales. Included in due from affiliates at December 31, 1997 and 1996 is management's estimate of revenues earned under these agreements. At December 31, 1997 the collectibility of the amounts is uncertain and a full reserve has been recorded against the revenues earned.

            During 1996, the Company made short-term advances to MIM Holdings and Alchemie Properties, LLC ("Alchemie") of $99 and $25, respectively. Alchemie is controlled by an executive officer of the Company (See Note 11).

Repayments by MIM Holdings and Alchemie through December 31, 1996 were $13 and $25, respectively. The remaining $86 principal amount owed by MIM Holdings and accrued interest from September 1996 was paid in full at December 31, 1997.

            In June 1996, an executive officer of the Company loaned $500 to the Company for working capital purposes pursuant to an unsecured, 10% promissory note that was payable upon demand. The loan amount plus $2.5 for interest and fees was repaid by December 31, 1996.

      Other Activities

            Pursuant to the RxCare Contract, which expires in December 1998, the Company makes monthly payments to RxCare to defray the cost of office space and equipment provided by RxCare on behalf of the Company and to provide RxCare with cash flow to meet its operating expenses. Expenses under this agreement were $240 for the years ended December 31, 1997 and 1996 and $140 for the year ended December 31, 1995. In addition, from November 1995 through October 1996 the Company paid RxCare $6.5 monthly to cover expenses associated with a regional cost containment initiative.

            In December 1994, the Company entered into a ten-year agreement to lease a facility from Alchemie. The lease provides for monthly payments of $3 plus real estate taxes and condominium association fees. Rent expense was approximately $56, $52 and $60 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company has expended an aggregate of approximately $513 for alterations and improvements to this space through December 31, 1997, which upon termination of the lease will revert to the lessor. The future minimum rental payments under these agreements are included in Note 6 with the Company's other operating leases.

      Consulting and Service Agreements

            In January 1994, the Company entered into consulting agreements with three minority stockholders of the Company. These agreements expire in 1999 and provide for payments to be made as services are rendered. No amounts were paid in 1997, 1996 or 1995.

            In January 1994, the Company entered into a consulting agreement with an officer of RxCare which provided for payments by the Company of $5.5 per month, and additional compensation as agreed by the parties for special projects, through December 1996. The Company made no payments in 1997 and $66 in both 1996 and 1995. The Company was reimbursed $225 of the amount paid to such officer and recorded a reduction of general and administrative expenses.

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

      Stockholder Notes Receivable

            In June 1994, the Company advanced to an executive officer, who has since resigned as an employee and officer and who has been on administrative leave, approximately $979 for purposes of acquiring a principal residence, $975 of which is secured by a first mortgage on the residence. In exchange for the funds, the Company received two promissory notes, the aggregate outstanding principal balance of which was $979 and $955 at December 31, 1997 and 1996, respectively. Originally scheduled to be repaid by June 15, 1997 and bearing interest at 5.42% per annum payable monthly, the remaining principle balance currently is due and payable on June 15, 2000 together with 7.125% interest. Interest income on the notes for the years ended December 31, 1997, 1996 and 1995 was $60, $52 and $55, respectively.

            In August 1994, the Company advanced to Alchemie $299 for the purposes of acquiring a building leased by the Company, of which approximately $280 was outstanding at December 31, 1997 and 1996. The note bears interest at a rate of 10% per annum with principal due on December 1, 2004. Interest income was $29 for the years ended December 31, 1997, 1996 and 1995.

            In December 1995, the Company advanced to MIM Holdings $800 for certain consulting services to be performed for the Company in 1996. During 1995, the Company also paid $278 for certain expenses on behalf of MIM Holdings including $150 for consulting services to MIM Holdings by an officer of RxCare. These amounts, totaling $1,078, were recorded as a stockholder note receivable at December 31, 1995. The Company has received a note from MIM Holdings for $456. As originally written, the note bore interest at 10% per annum, payable quarterly, with principal due on March 31, 2001. The note was rewritten in December 1996 to make all interest from January 1, 1996 to September 30, 1997 payable on September 30, 1997. Thereafter, interest will be paid quarterly, in arrears, until March 31, 2001. The note is guaranteed by an officer of the Company and further secured by the assignment to the Company of a note in favor of MIM Holdings in the aggregate principal amount of $100. The remaining balance of $622 will not be repaid and was recorded as a stockholder distribution during the first quarter of 1996. The outstanding balance at December 31, 1997 and 1996 was $456 and $502, respectively.

NOTE 5--PROPERTY AND EQUIPMENT

            Property and equipment, at cost, consists of the following at December 31,:

                                                                         1997       1996
                                                                         ----       ----
            Computer and office equipment, including equipment under
                   capital leases ..................................   $ 4,227    $ 2,794

            Furniture and fixtures .................................       442        364
            Leasehold improvements .................................       540        506
                                                                       -------    -------
                                                                         5,209      3,664
            Less: Accumulated depreciation .........................    (1,710)    (1,241)
                                                                       -------    -------

                                                                       $ 3,499    $ 2,423
                                                                       =======    =======

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

            The Company is currently in a dispute with Sierra (as defined above) with respect to the interpretation of certain provisions of the Sierra Agreement which have led to the non-payment of certain invoiced amounts.

      Pro-Mark is currently engaged in efforts to recover funds it has invoiced to Sierra Health Services, Inc. collectively, on behalf of its subsidiaries, Sierra Health and Life Insurance Company, Inc., Sierra Healthcare Options, Inc., Sierra Healthplan of Nevada, Inc. and HMO Texas L.C. (collectively,"Sierra") under a pharmacy benefit management services agreement (the "Sierra Agreement") dated as of August 6, 1997, which went into effect on October 1, 1997.

      On February 3, 1998, Pro-Mark invoiced Sierra approximately $4.1 million for unpaid services rendered by Pro-Mark during the period from October through December 1997. Sierra refused to pay the invoices.

      On February 13, 1998, Pro-Mark gave Sierra notice of termination of the agreement which provided for the termination of the Sierra Agreement 30 days from the date of such notice and commenced an arbitration of the dispute before the American Arbitration Association, which the agreement specifies as the sole forum for resolving disputes arising under the agreement. The terminated date was extended an additional ten days upon neutral agreement of the parties.

      In early March 1998, Pro-Mark rendered invoices to Sierra for January for approximately $1.3 million, and Pro-Mark expects to render invoices for February and March for approximately $1.3 million per month. These sums will be part of the arbitration proceeding.

      On March 13, 1998, Sierra filed a lawsuit against Pro-Mark in the United States District Court, District of Nevada. The suit claims Pro-Mark breached the Sierra Agreement and that Sierra was misled as to the nature of that agreement. Sierra has asked the court to issue an order preventing Pro-Mark from terminating the Sierra Agreement under its February 13, 1998 notice of termination.

      In ruling upon Sierra's motion, the court directed that if Sierra elected to post as $5 million bond in Pro-Mark's favor, a temporary restraining order would be issued, pending a motion for a preliminary injunction. Sierra elected to post such bond. The Court will schedule a hearing on Sierra's request for a preliminary injunction. Pro-Mark is opposing Sierra's request for a preliminary injunction and is asking the court to refer Sierra's contentions and claims to the arbitration proceeding before the American Arbitration Association. The Company believes that it has the right to receive the disputed funds from Sierra under the Sierra Agreement, and that the Company has the right to terminate the agreement; however, if the court were to rule in favor of Sierra, and if Pro-Mark were both unable to terminate the agreement and unable to collect from Sierra the amounts invoiced, then the Company's business would be materially adversely affected.

      Government Regulation

            Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations including, without limitation, Federal and state laws prohibiting kickbacks in government health programs (including TennCare), Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of plan sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's financial position and results of operations. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties as well as exclusion from the Medicare and Medicaid (including TennCare) programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

      Non-Compete Covenant

            In connection with his resignation from Zenith Laboratories, Inc. a manufacturer and distributor of generic drugs ("Zenith"), in January 1996 the Company's Chief Executive Officer agreed that he would provide consultative services to Zenith through December 31, 1998 and that, until then, neither he, nor any business in which he has a direct or indirect interest, will own, manage or be employed or engaged by any business that is substantially competitive with any material portion of the business of Zenith or its subsidiaries as conducted in early 1996. Such covenant may restrict the Company's ability to compete in certain areas including any future drug distribution business in which the Company may engage.

      Employment Agreements

            The Company has entered into employment agreements with certain key employees which expire at various dates through May 2000. Total minimum commitments under these agreements are approximately as follows:

                  1998 ................. $1,088
                  1999 .................    958
                  2000 .................    399
                                         ------
                                         $2,445
                                         ======

      Other Agreements

            The Company has two consulting agreements which will require payments of $300 in the aggregate through 1998. As discussed in Note 4, the Company rents one of its main facilities from Alchemie. Rent expense for non-related party leased facilities and equipment was approximately $477, $208 and $116 for the years ended December 31, 1997, 1996 and 1995, respectively.

      Operating Leases

            The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31, 1997 are as follows:

            1998 .................................            $  584
            1999 .................................               436
            2000 .................................               383
            2001 .................................               378
            2002 .................................               363
            Thereafter ...........................               272
                                                              ------
                                                              $2,416
                                                              ======

      Capital Leases

            The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31, 1997 are as follows:

            1998 ..........................................   $  292
            1999 ..........................................      292
            2000 ..........................................      292
            2001 ..........................................      267
                                                              ------
            Total minimum lease payments ..................    1,143
            Less: amount representing interest ............      165
                                                              ------
            Obligations under leases ......................      978
                 Less: current portion of lease obligation       222
                                                              ------
                                                              $  756
                                                              ======

NOTE 7--INCOME TAXES

            The Company accounts for income taxes in accordance with SFAS 109. Under SFAS 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities as measured by currently enacted tax laws and rates. Deferred income tax expenses and benefits are based on changes in the deferred assets and liabilities from period to period.

            The effect of temporary differences which give rise to a significant portion of deferred taxes is as follows as of December 31, 1997 and 1996:

                                                                  1997        1996
                                                                  ----        ----
Deferred tax assets:
   Reserves and accruals not yet deductible for tax purposes   $  3,700    $  3,327
   Net operating loss carryforward .........................      7,427       2,475
                                                               --------    --------
      Subtotal .............................................     11,127       5,802
   Less: valuation allowance ...............................    (11,196)     (5,734)
                                                               --------    --------

Total deferred tax assets ..................................        (69)         68
                                                               --------    --------
Deferred tax liabilities:
   Property basis differences ..............................         69         (68)
                                                               --------    --------
Total deferred tax liability ...............................         69         (68)
                                                               --------    --------
Net deferred taxes .........................................   $     --    $     --
                                                               ========    ========

            It is uncertain whether the Company will realize full benefit from its deferred tax assets, and it has therefore recorded a valuation allowance. The Company will assess the need for the valuation allowance at each balance sheet date.

            There is no provision (benefit) for income taxes for the years ended December 31, 1997 and 1996. A reconciliation to the tax provision (benefit) at the Federal statutory rate is presented below:


                                                             1997        1996
                                                             ----        ----
Tax benefit at statutory rate ...........................  $ (4,589)   $(10,796)
State tax benefit, net of federal taxes .................      (891)     (2,096)
Provision for valuation allowance .......................     5,460       2,065
Non-deductible executive stock option compensation charge        --      10,816
Other ...................................................        20          11
                                                           --------    --------
Recorded income taxes ...................................  $     --    $     --
                                                           ========    ========

            At December 31, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million that may be available to offset future taxable income, if any, and which will begin expiring in 2008. The amount of net operating loss carryforwards which may be utilized in any one period may become limited by federal income tax requirements if a cumulative change in ownership of more than 50% occurs within a three year period.

NOTE 8--STOCKHOLDERS' EQUITY

      Public Offering

            On August 14, 1996, the Company completed its initial public offering of 4,000,000 shares of Common Stock sold at $13.00 per share. Net proceeds amounted to $46,786 after offering costs of $1,574.

      Stock Option Plans

            In 1994, Pro-Mark established the Pro-Mark Holdings, Inc. 1994 Stock Plan (the "Pro-Mark Plan"). The Pro-Mark Plan provided for, among other awards, options to employees, contractors and consultants to purchase up to 60,000 shares of Pro-Mark common stock at an option price not less than 100% of the fair market value of the shares on the grant date. The period during which an option may be exercised varied, but no option could be exercised after 15 years from the date of grant. During 1994, options to purchase 560,700 shares of the Company's Common Stock at $0.0067 per share were granted. During 1995, options to purchase 2,494,200 shares of the Company's Common Stock at $0.0067 per share were granted. (See Note 1).

            In May 1996, the Company adopted the MIM Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options (ISOs) and non-qualified stock options to employees and key contractors of the Company. Options granted under the Plan generally vest over a three-year period, but vest in full upon a change in control of the Company or at the discretion of the Company's compensation committee, and generally are exercisable for from 10 to 15 years after the date of grant subject to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% shareholder). If non-qualified stock options are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest. The number of shares authorized for issuance under the Plan, initially 4,000,000, was increased to 4,375,000 in December 1996. At December 31, 1997, 368,369 shares remained available for grant under the Plan.

            As of December 31, 1997 and 1996, the exercisable portion of outstanding options was 2,004,306 and 2,793,550, respectively. No options were exercisable at December 31, 1994. Stock option activity under the Plan through December 31, 1997 is as follows:

                                                                       Average
                                                        Options         Price
                                                      ----------      --------
Balance, December 31, 1994 ........................      552,300      $ 0.0067
   Granted ........................................    2,494,200      $ 0.0067
   Canceled .......................................      (24,600)
                                                      ----------

Balance, December 31, 1995 ........................    3,021,900      $ 0.0067
   Granted ........................................    1,124,902      $  11.26
   Canceled .......................................      (46,421)
   Exercised ......................................      (16,800)
                                                      ----------
Balance, December 31, 1996 ........................    4,083,581      $   2.99

   Granted ........................................       85,000      $   9.49
   Canceled .......................................     (178,750)
   Exercised ......................................   (1,294,550)
                                                      ----------
Balance, December 31, 1997 ........................    2,695,281      $   4.21
                                                      ==========      ========

            In July 1996, the Company adopted the MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan (the "Directors Plan"). The purpose of the Directors Plan is to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company since the adoption of the Directors Plan. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A total of 100,000 shares of Common Stock are authorized for issuance under the Directors Plan. At December 31, 1997, options to purchase 40,000 shares of Common Stock were outstanding under the Directors Plan at an exercise price of $13.00 per share, 13,334 of which were exercisable.

      Accounting for Stock-Based Compensation

            In May 1996, the then majority stockholder of the Company granted to three individuals who were unaffiliated with the Company (each of whom became a director of the Company and two of whom also became officers of the Company) options to purchase an aggregate of 3,600,000 shares of Common Stock owned by him at $0.10 per share. These options are immediately exercisable and have a term of ten years, subject to earlier termination upon a change in control of the Company, as defined. In connection with these options, under APB 25, for the year ended December 31, 1996 the Company recorded a nonrecurring, non-cash stock option charge (and a corresponding credit to additional paid-in capital) of $26,640, representing the difference between the exercise price and the deemed fair market value of the Common Stock at the date of grant. In January 1998, two of these individuals who are officers of the Company exercised a total of 3,300,000 of these options.

            In July 1996, the then majority stockholder also granted to one of these individuals an additional option ("additional option") to purchase 1,860,000 shares of Common Stock owned by him at $13 per share. The additional option has a term of ten years, subject to earlier termination upon a change in control of the Company, as defined, or within certain specified periods following the grantee's death, disability or termination of employment for any reason. The additional option vests in installments of 620,000 shares each on December 31, 1996, 1997 and 1998, and is immediately exercisable upon the approval of a change in control of the Company, as defined, by the Company's Board of Directors and, if required, stockholders.

            Had compensation cost for the Company's stock option plans for employees and directors been determined based on the fair value method in accordance with SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31,:

                                      1997                     1996                      1995
                                      ----                     ----                      ----
                          As Reported    Pro Forma  As Reported    Pro Forma  As Reported   Pro Forma
                          -----------    ---------  -----------    ---------  -----------   ---------
Net loss                     $(13,497)    $(14,416)    $(31,754)    $(32,131)    $ (6,772)    $(6,779)
                             ========     ========     ========     ========     ========     =======
Basic and diluted loss per
common share                 $  (1.07)    $  (1.14)       (3.32)       (3.36)       (1.43)      (1.43)
                             ========     ========     ========     ========     ========     =======
Weighed average shares
    outstanding                12,620       12,620        9,557        9,557        4,732       4,732
                             ========     ========     ========     ========     ========     =======

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

            The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   1997              1996             1995
                                   ----              ----             -----
Volatility                          60%               50%               50%
Risk-free interest rate              5%                5%                5%
Expected life of options          4 years           4 years           4 years

            The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 9--CONCENTRATION OF CREDIT RISK

            The majority of the Company's revenues have been derived from TennCare contracts pursuant to the RxCare Contract. The following table outlines contracts with plan sponsors having revenues which individually exceeded 10% of total revenues during the applicable time period:

                                                             Plan Sponsor
                                                      --------------------------
                                                       A       B       C      D
                                                       -       -       -      -
Year ended December 31, 1995
      % of total revenue ...........................  30%     45%     --     --
      % of total  accounts  receivable at period end   *      28%     --     --
Year ended December 31, 1996
      % of total revenue ...........................  18%     47%     11%    --
      % of total  accounts  receivable at period end   *      13%     14%    --
Year ended December 31, 1997
      % of total revenue ...........................  21%     10%     13%    10%
      % of total  accounts  receivable at period end   *       *       *      *

----------
* Less than 10%.

            There were no other contracts representing 10% or more of the Company's total revenue for the years ended December 31, 1997, 1996 and 1995. It is possible that the State of Tennessee or the Federal government could require modifications to the TennCare program. The Company is unable to predict the effect of any such future changes to the TennCare program. Effective April 1,1997, one of the TennCare contracts was terminated which represented 1996 revenues and net losses of $132,846 and $7,321 (including a $3,500 loss reserve), respectively (see Note 2).

NOTE 10--PROFIT SHARING PLAN

            The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company made no matching contributions for the years ended December 31, 1997, 1996 and 1995.

NOTE 11--SUBSEQUENT EVENTS

            The Company has entered into an agreement to acquire Continental Managed Pharmacy, Inc.,a Cleveland based pharmacy benefit management company, for approximately 3.8 million shares of the Company's

Common Stock. The acquisition is expected to be accounted for as a pooling of interests and is subject to shareholder approval.

            Effective March 31, 1998, Mr. E. David Corvese, the Vice Chairman and a director of the Company and an officer and director of certain Company subsidiaries resigned as an employee and officer of the Company and its subsidiaries, pursuant to a spearation agreement between Mr. Corvese and the Company. Under that agreement, he also agreed not to stand for re-election as a director of the Company at its annual shareholders meeting. Effective January 1, 1998, Mr. Corvese had requested, and was granted, an administrative leave from his responsibilities with the Company and its subsidiaries. This leave was requested so that Mr. Corvese could attend to matters of a personal nature. Mr. Corvese's former responsibilities were allocated among the Company's senior management.

                        MIM Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1997, 1996 and 1995

                                 (In thousands)

                                           Balance at  Charged to               Balance at
                                           Beginning   Costs and     Write-        End
                                           of Period    Expenses      offs       of Period
                                          -----------  ----------  -----------  ----------
Year ended December 31, 1995
      Accounts receivable ..............   $  340       $   20          --       $  360
      Accounts receivable, other .......   $    0       $1,957          --       $1,957
                                           ======       ======      =======      ======


Year ended December 31, 1996
      Accounts receivable ..............   $  360       $  728          --       $1,088
      Accounts receivable, other .......   $1,957       $  200          --       $2,157
                                           ======       ======      =======      ======


Year ended December 31, 1997
      Accounts receivable ..............   $1,088       $2,053      (1,755)      $1,386
      Accounts receivable, other .......   $2,157       $  203          --       $2,360
                                           ======       ======      =======      ======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

Incorporated by Reference

            The information called for by Item 10 -- "Directors and Executive Officers of the Registrant" (other than the information concerning executive officers set forth after Item 4 herein), Item 11 -- "Executive Compensation",
Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and
Item 13 -- "Certain Relationships and Related Transactions" is incorporated herein by this reference to the Company's definitive proxy statement for its annual meeting of stockholders scheduled to be held in June 1998, which definitive proxy statement is expected to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents Filed as a Part of this Report


                                                                            Page

1.    Financial Statements: ..............................................    16

      Report of Independent Accountants ..................................    16

      Consolidated Balance Sheets as of December 31, 1997 and 1996 .......    17

      Consolidated Statements of Operations for the years ended
      December 31, 1997, 1996 and 1995 ...................................    18

      Consolidated Statements of Stockholders' Equity (Deficit) for
      the years ended December 31, 1995, 1996 and 1997 ...................    19

      Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995 ...................................    20

      Notes to Consolidated Financial Statements .........................    21

2.    Financial Statement Schedules: .....................................

      II. Valuation and Qualifying Accounts for the years ended
            December 31, 1997, 1996 and 1995 .............................    35

All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

3.    Exhibits:

Exhibit
Number                      Description                                 Location
------                      -----------                                 --------

2.1   Agreement and Plan of Merger by and among MIM
      Corporation, CMP Acquisition Corp., Continental
      Managed Pharmacy Services, Inc. and Principal
      Shareholders dated as of January 27, 1998 ...........   (5)

3.1   Amended and Restated Certificate of Incorporation of
      MIM Corporation .....................................   (1)(Exh. 3.1)

3.2   By-Laws of MIM Corporation ..........................   (1)(Exh. 3.2)

10.1  Drug Benefit Program Services Agreement between
      Pro-Mark Holdings, Inc. and RxCare of Tennessee, Inc.
      dated as of March 1, 1994, as amended January 1, 1995   (1)(Exh. 10.1)

10.2  Pharmaceutical Services Agreement between Tennessee
      Primary Care Network, Inc. and RxCare of Tennessee,
      Inc. ................................................   (1)(Exh. 10.3)

10.3  Provider Network Agreement (Agent) between Tennessee
      Health Partnership and RxCare of Tennessee, Inc. dated
      February 26, 1996 . .................................   (2)(Exh. 10.8)

10.4  Marketing Services Agreement between Zenith Goldline
      Pharmaceuticals, Inc. and MIM Strategic Marketing, LLC
      dated as of December 8, 1995 ........................   (1)(Exh. 10.4)

10.5  Pharmaceutical Reimbursement Agreement between
      Pro-Mark Holdings, Inc. and Zenith Goldline
      Pharmaceuticals, Inc. dated as of December 8, 1995 ..   (1)(Exh. 10.5)

10.6  Software Licensing and Support Agreement between
      ComCoTec, Inc. and Pro-Mark Holdings, Inc. dated
      November 21, 1994 ...................................   (1)(Exh. 10.6)

10.7  Promissory Notes of E. David Corvese and Nancy Corvese
      in favor of Pro-Mark Holdings, Inc. dated June 15,
      1994 ................................................   (1)(Exh. 10.9)

10.8  Amendment to Promissory Note among E. David Corvese,
      Nancy Corvese and Pro-Mark Holdings, Inc. dated as of
      June 15, 1997 .......................................   (4)(Exh. 10.1)

      Amendment to Promissory Note among E. David Corvese,
      Nancy Corvese and Pro-Mark Holdings, Inc. dated as of
      June 15, 1997 .......................................   (4)(Exh. 10.2)

10.10 Promissory Note of Alchemie Properties, LLC in favor
      of Pro-Mark Holdings, Inc. dated August 14, 1994 ....   (1)(Exh. 10.10)

10.11 Promissory Note of MIM Holdings, LLC in favor of MIM
      Strategic, LLC dated December 31, 1996 ..............   (2)(Exh. 10.12)

10.12 Promissory Note of MIM Holdings, LLC in favor of MIM
      Strategic, LLC dated March 31, 1996 .................   (1)(Exh. 10.11)

10.13 Promissory Note of MIM Holdings, LLC in favor of MIM
      Strategic, LLC dated December 31, 1996, replacing
      Promissory Note of MIM Holdings, LLC in favor of MIM
      Strategic, LLC dated March 31, 1996 .................   (2)(Exh. 10.14)

10.14 Indemnity letter from MIM Holdings, LLC dated August
      5, 1996 .............................................   (1)(Exh. 10.36)

10.15 Assignment from MIM Holdings, LLC to MIM Corporation
      dated as of December 31, 1996 .......................   (2)(Exh. 10.43)

10.16 Guaranty of E. David Corvese in favor of MIM
      Corporation dated as of December 31, 1996 ...........   (2)(Exh. 10.42)

10.17 Demand Note of MIM Corporation in favor of John H.
      Klein dated June 4, 1996 ............................   (1)(Exh. 10.12)

10.18 Employment Agreement between MIM Corporation and John
      H. Klein dated as of May 30, 1996* ..................   (1)(Exh. 10.16)

10.19 Employment Agreement between MIM Corporation and E.
      David Corvese dated as of May 30, 1996* .............   (1)(Exh. 10.17)

10.20 Employment Agreement between MIM Corporation and
      Richard H. Friedman dated as of May 30, 1996* .......   (1)(Exh. 10.18)

10.21 Employment Agreement between MIM Corporation and Todd
      R. Palmieri dated as of May 30, 1996* ...............   (1)(Exh. 10.19)

10.22 Employment Agreement between MIM Corporation and Barry
      A. Posner dated as of March 26, 1997* ...............   (3)(Exh. 10.1)

10.23 Stock Option Agreement between E. David Corvese and
      John H. Klein dated as of May 30, 1996* .............   (1)(Exh. 10.22)

10.24 Stock Option Agreement II between E. David Corvese and
      John H. Klein dated as of May 30, 1996* .............   (1)(Exh. 10.23)

10.25 Amendment No. 1 dated July 29, 1996 to Stock Option
      Agreement II between E. David Corvese and John H.
      Klein dated as of May 30, 1996*. ....................   (1)(Exh. 10.23(a))

10.26 Repurchase Agreement between E. David Corvese and John
      H. Klein dated as of May 30, 1996* ..................   (1)(Exh. 10.24)

10.27 Amendment No. 1 dated July 29, 1996 to Repurchase
      Agreement between E. David Corvese and John H. Klein
      dated as of May 30, 1996* ...........................   (1)(Exh. 10.24(a))

10.28 Stock Option Agreement between E. David Corvese and
      Richard H. Friedman dated as of May 30, 1996* .......   (1)(Exh. 10.25)

10.29 Stock Option Agreement between E. David Corvese and
      Leslie B. Daniels dated as of May 30, 1996* .........   (1)(Exh. 10.26)

10.30 Stock Option Agreement between E. David Corvese and
      John H. Klein dated July 31, 1996* ..................   (1)(Exh. 10.33)

10.31 Amendment No. 1 dated August 12, 1996 to Stock Option
      Agreement between E. David Corvese and John H. Klein
      dated July 31, 1996* ................................   (1)(Exh. 10.33(a))

10.32 Registration Rights Agreement-I between MIM
      Corporation and John H. Klein, Richard H. Friedman,
      Leslie B. Daniels, E. David Corvese and MIM Holdings,
      LLC dated July 29, 1996* ............................   (1)(Exh. 10.30)

10.33 Registration Rights Agreement-II between MIM
      Corporation and John H. Klein, Richard H. Friedman and
      Leslie B. Daniels dated July 29, 1996* ..............   (1)(Exh. 10.31)

10.34 Registration Rights Agreement-III between MIM
      Corporation and John H. Klein and E. David Corvese
      dated July 29, 1996* ................................   (1)(Exh. 10.32)

10.35 Registration Rights Agreement-IV between MIM
      Corporation and John H. Klein, Richard H. Friedman,
      Leslie B. Daniels, E. David Corvese and MIM Holdings,
      LLC dated July 31, 1996* ............................   (1)(Exh. 10.34)

10.36 Registration Rights Agreement-V between MIM
      Corporation and Richard H. Friedman and Leslie B.
      Daniels dated July 31, 1996* ........................   (1)(Exh. 10.35)

10.37 MIM Corporation 1996 Stock Incentive Plan* ..........   (1)(Exh. 10.28)

10.38 MIM Corporation 1996 Stock Incentive Plan, as amended
      December 9, 1996* ...................................   (2)(Exh. 10.32)

10.39 MIM Corporation 1996 Non-Employee Directors Stock
      Incentive Plan* .....................................   (1)(Exh. 10.29)

10.40 Lease between Alchemie Properties, LLC and Pro-Mark
      Holdings, Inc. dated as of December 1, 1994 .........   (1)(Exh. 10.27)

10.41 Lease Agreement between Mutual Properties Stonedale
      L.P. and MIM Corporation dated April 23, 1997 .......   (5)

10.42 Agreement between Mutual Properties Stonedale L.P. and
      MIM Corporation dated as of April 23, 1997 ..........   (5)

10.43 Lease Amendment and Extension Agreement between Mutual
      Properties Stonedale L.P. and MIM Corporation dated
      December 10, 1997 ...................................   (5)

10.44 Lease Amendment and Extension Agreement - II between
      Mutual Properties Stonedale L.P. and MIM Corporation
      dated March 27, 1998 ................................   (5)

10.45 Lease Agreement between Mutual Properties Stonedale
      L.P. and Pro-Mark Holdings, Inc. dated as of December
      23, 1997 ............................................   (5)

10.46 Lease Amendment and Extension Agreement between Mutual
      Properties Stonedale L.P. and Pro-Mark Holdings, Inc.
      dated March 27, 1998 ................................   (5)

21    Subsidiaries of the Company                             (1)(Exh. 21)

27    Financial Data Schedule .............................   (5)

----------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327) which became effective on August 14, 1996.

(2) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(4) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(5) Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

-----------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                          MIM CORPORATION


                                          By /s/ John H. Klein
                                             --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title(s)                            Date
--------------------------------------------------------------------------------


 /s/ John H. Klein             Chairman, Chief Executive          March 31, 1998
----------------------------   Officer and Director
John H. Klein                  (principal executive officer)


 /s/ Richard H. Friedman       Chief Operating Officer,           March 31, 1998
----------------------------   Chief Financial Officer
Richard H. Friedman            and Director (principal
                               executive officer)


                               Vice Chairman and Director         March 31, 1998
----------------------------
E. David Corvese


 /s/ Larry E. Edelson-Kayne    Treasurer and Controller           March 31, 1998
----------------------------
Larry E. Edelson-Kayne


 /s/ Leslie B. Daniels         Director                          March 31, 1998
----------------------------
Leslie B. Daniels


 /s/ Louis A. Luzzi            Director                           March 31, 1998
----------------------------
Louis A. Luzzi


  /s/ Scott R. Yablon          Director                           March 31, 1998
----------------------------
Scott R. Yablon

                                        EXHIBIT INDEX

                          (Exhibits being filed with this Form 10-K)


2.1 Agreement and Plan of Merger by and among MIM Corporation, CMP Acquisition Corp., Continental Managed Pharmacy Services, Inc. and Principal Shareholders dated as of January 27, 1998

10.41 Lease Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated April 23, 1997

10.42 Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated as of April 23, 1997

10.43 Lease Amendment and Extension Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated December 10, 1997

10.44 Lease Amendment and Extension Agreement - II between Mutual Properties Stonedale L.P. and MIM Corporation dated March 27, 1998

10.45 Lease Agreement between Mutual Properties Stonedale L.P. and Pro-Mark Holdings, Inc. dated as of December 23, 1997

10.46 Lease Amendment and Extension Agreement between Mutual Properties Stonedale L.P. and Pro-Mark Holdings, Inc. dated March 27, 1998

27    Financial Data Schedule