Form 10-K/A
period 1997-12-31
MIM CORP
filed 1998-04-30
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of April 27, 1998 was approximately $42,238,571 million. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

      On April 27, 1998 there were outstanding 13,481,350 shares of the registrant's Common Stock.

      MIM Corporation's ("MIM" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1997, is hereby amended by adding the following:

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

Directors of the Company

      The following table sets forth, as of April 27, 1998, certain information with respect to each current director and each nominee for election as a director:

Name                               Age  Position
----                               ---  --------

Richard H. Friedman (1)..........  47   Chief Operating Officer, Chief Financial
                                        Officer and Director

Scott R. Yablon (1)..............  47   Director

Louis A. Luzzi, Ph.D. (1)........  65   Director

Richard A. Cirillo (1)...........  46   Director

Michael Kooper (2)...............  63   Director

John H. Klein (3)................  52   Chief Executive Officer, Chairman of the
                                        Board and Director

E. David Corvese(4) .............  42   Director

(1) A current director and a nominee to serve as a director at the Company's next annual meeting.

(2) Nominated by a majority of the directors to serve as a director at the Company's next annual meeting.

(3) Mr. Klein has agreed to resign as an employee and as the Company's Chief Executive Officer, as Chairman of the Board and as a director effective May 15, 1998.

(4) Will not stand for re-election.

                                    * * * * *

      Richard H. Friedman joined MIM in April 1996 and, in May 1996, was elected Chief Operating Officer, Chief Financial Officer and a director of MIM. Mr. Friedman also served as MIM's Treasurer from April 1996 until February 1998. Effective May 15, 1998, Mr. Friedman will assume the title of Chief Executive Officer and relinquish the titles of Chief Operating Officer and Chief Financial Officer. From February 1992 to December 1994, Mr. Friedman served as Chief Financial Officer and Vice President of Finance of Zenith (as defined below). From January 1995 to January 1996, he was Vice President of Administration of NAMPG.

      Scott R. Yablon joined MIM on May 1, 1998 and, effective May 15, 1998, will serve as its Chief Financial Officer and Chief Operating Officer. Mr. Yablon has served as a director of MIM since July 1996. Prior to joining MIM, he held the position of Vice President - Administration for Forbes Inc. since 1981, and was its Vice President - Finance and Administration. He was also a member of the Investment Committee of Forbes Inc., Vice President, Treasurer and Secretary of Forbes Investors Advisory Institute and Vice President and Treasurer of Forbes Trinchera, Sangre de Cristo Ranches, Fiji Forbes and Forbes Europe.

      Louis A. Luzzi, Ph.D. has served as a director of MIM since July 1996. Dr. Luzzi is Dean of Pharmacy and Provost for Health Science Affairs of the University of Rhode Island College of Pharmacy. He has been a Professor of Pharmacy at the University of Rhode Island since 1981. Dr. Luzzi participates in several university, industry and government committees and has published numerous research articles.

      Richard A. Cirillo has served as a director of MIM since April 1998. Mr. Cirillo is a member of the law firm of Rogers & Wells LLP, which he has been associated with since 1975. Rogers & Wells LLP has served as outside general counsel to the Company since March 1997.

      E. David Corvese has served as a director of the Company since March 1996 and as Vice Chairman since May 1996. Mr. Corvese has served as Chairman of Pro-Mark Holdings, Inc., a Delaware corporation, since June 1995 and also served as President and Chief Executive Officer of Pro-Mark from March 1994 to June 1995. Also, since 1995 Mr. Corvese has served as the Manager of MIM Holdings, LLC, a management company controlled by Mr. Corvese and members of his family. From June 1991 to November 1993, Mr. Corvese served as President of PPI, a company engaged in the business of providing informational products, market analysis and consulting services to the pharmaceutical industry. Mr. Corvese is also a past President of the Rhode Island Pharmaceutical Association and is a member of the American Pharmaceutical Association, the American Society of Hospital Pharmacists and the Rhode Island Society of Hospital Pharmacists. Effective March 31, 1998, Mr. Corvese resigned from his position as an employee and officer of the Company and its subsidiaries and has agreed not to stand for re-election as director of the Company. Effective January 1, 1998, the Company had agreed to grant Mr. Corvese an administrative leave from all positions held in the Company and each of its subsidiaries.

      Martin ("Michael") Kooper is a nominee for election as a director of the Company at its next annual meeting. Mr. Kooper has served as President of The Kooper Group since December 1997, a successor to Michael Kooper Enterprises. From 1980 through December 1997, Mr. Kooper served as President of Michael Kooper Enterprises.

Executive Officers of the Company

      The following table sets forth, as of April 27, 1998, the executive officers of the Company:

Name                       Age    Position
----                       ---    --------

John H. Klein (1)........  52     Chairman of the Board, Chief Executive
                                  Officer and Director

Richard H. Friedman (2)..  47     Chief Financial Officer, Chief Operating
                                  Officer and Director

Barry A. Posner..........  34     Vice President, Secretary and General Counsel

Scott R. Yablon (3)......  47

Larry E. Edelson-Kayne...  50     Treasurer and Controller

--------

(1) Effective May 15, 1998, Mr. Klein has agreed to resign as an employee, and officer and director of the Company.

(2) Effective May 15, 1998, Mr. Friedman will assume the title of Chief Executive Officer of the Company. As of such date, he will no longer serve as Chief Financial Officer and Chief Operating Officer.

(3) Effective May 15, 1998, Mr. Yablon will assume the titles of Chief Financial Officer and Chief Operating Officer of the Company.

                                     *****

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

      Barry A. Posner joined the Company in March 1997 as General Counsel and was elected as the Company's Secretary at that time. On April 16, 1998, Mr. Posner was elected Vice President of the Company. From September 1990 through March 1997, Mr. Posner was associated with the Stamford, Connecticut law firm of Finn Dixon & Herling LLP, where he practiced corporate law, specializing in the areas of mergers and acquisitions and securities law, and commercial real estate law.

      Larry E. Edelson-Kayne joined the Company in February 1998 as Treasurer and Controller. Immediately prior thereto, Mr. Edelson-Kayne had served since 1989 as Corporate Controller of Forbes Inc., a publisher of business and other magazines. Mr. Edelson-Kayne was responsible for all accounting, reporting and budgetary functions of Forbes Inc.

      Scott R. Yablon joined MIM on May 1, 1998 and, effective May 15, 1998, will serve as its Chief Financial Officer and Chief Operating Officer. Mr. Yablon has served as a director of MIM since July 1996. Prior to joining MIM, he held the position of Vice President - Administration for Forbes Inc. since 1981, and was its Vice President - Finance and Administration. He was also a member of the Investment Committee of Forbes Inc., Vice President, Treasurer and Secretary of Forbes Investors Advisory Institute and Vice President and Treasurer of Forbes Trinchera, Sangre de Cristo Ranches, Fiji Forbes and Forbes Europe.

      Executive officers are elected or appointed by, and serve at the pleasure of, the Board of Directors. Each of the above-named executive officers has an employment agreement with the Company providing for, among other things, serving in the executive position(s) listed herein-above.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of MIM and persons, or "groups" of persons, who own more than 10% of a registered class of MIM's equity securities (collectively, "Covered Persons") to file with the Securities and Exchange Commission and The NASDAQ Stock Market, within specified time periods, initial reports of beneficial ownership, and subsequent reports of changes in ownership, of certain equity securities of MIM. Based solely on its review of copies of such reports furnished to it and upon written representations of Covered Persons that no other reports were required, other than as described below, MIM believes that all such filing requirements applicable to Covered Persons with respect to all periods up to and including 1997 have been complied with on a timely basis. Mr. Posner's initial statement of beneficial ownership on Form 3 was not timely filed.

Item 11. Executive Compensation

      The following table sets forth certain information concerning the annual, long-term and other compensation of the chief executive officer and the other executive officers of the Company and the the most highly compensated non-executive officer of the Company's subsidiaries (the "Named Executive Officers") for services rendered in all capacities to MIM and its subsidiaries during 1997 and 1996:

                           Summary Compensation Table

                                                       Annual Compensation
                                                       -------------------

Name and Principal Position     Year      Salary(1)    Bonus        Other                Long-Term            All Other
---------------------------     ----      ---------    -----    Compensation(2)        Compensation         Compensation
                                                                ---------------           Awards            ------------
                                                                                        Securities
                                                                                    Underlying Options
                                                                                    ------------------
John H. Klein.................  1997      $325,000      --            $ 12,000                              $  4,710(7)
  Chief Executive Officer       1996      $220,192      --            $  9,000         3,660,000(3)
E. David Corvese..............  1997      $325,000      --            $ 11,917                              $ 61,681(5)
  Vice Chairman                 1996      $174,791      --            $ 11,924         1,336,950(4)         $ 76,850(6)

Richard H. Friedman...........  1997      $275,000      --            $ 12,000                              $  4,710(7)
  Chief Operating Officer       1996      $187,977      --            $  7,000         1,500,000(3)         $  3,657(7)
and Chief Financial Officer
Barry A. Posner...............  1997      $127,366(8)   --            $  4,166            50,000(9)         $  4,710(7)
  Vice President, Secretary     1996
  and General Counsel
E. Paul Larrat(10)............  1997      $155,000      --            $  3,600                --            $  4,113(7)
  Executive Vice President,     1996      $135,556      --            $  3,600           157,500(11)        $  7,549(12)
  Pro-Mark Holdings, Inc.

(1) The annualized base salaries of the Named Executive Officers for 1997 were as follows: Mr. Klein ($325,000), Mr. Corvese ($325,000), Mr. Friedman ($275,000), Mr. Posner ($175,000), E. Paul Larrat ($155,000) and Steven
      Dias ($135,000).

(2)   Consists of automobile allowances.

(3) Represents options to purchase shares of MIM Common Stock from E. David Corvese. See "Common Stock Ownership by Certain Beneficial Owners and Management" below.

(4) Represents options to purchase shares of MIM Common Stock from MIM issued in connection with the formation of MIM in exchange for options to purchase Pro-Mark common stock that were previously granted by Pro-Mark.

(5) Represents $43,604 of legal costs and expenses paid by Pro-Mark and MIM Holdings, LLC on behalf of Mr. Corvese and $18,077 of life insurance premiums paid by Mr. Corvese and reimbursed by MIM.

(6) Represents $3,799 of legal costs and expenses paid by Pro-Mark and MIM Holdings, LLC on behalf of Mr. Corvese and $73,051 of life insurance premiums paid by Mr. Corvese and reimbursed by MIM.

(7) Consists of up to $3,000 of life insurance premiums paid by the Named Executive Officer and reimbursed by MIM.

(8) The annualized base salary for Mr. Posner, who joined MIM in March 1997, initially was $165,000 and increased to $175,000 effective in June 1997.

(9)   Represents options to purchase shares of MIM Common Stock from MIM.

(10) $65,000 of Mr. Larrat's base salary is paid to Mr. Larrat indirectly by the Company to the University of Rhode Island College of Pharmacy through a time sharing arrangement. In turn, the University pays such amount to Mr. Larrat. The balance of his base salary is paid directly by the Company.

(11) Consists of 77,500 options to purchase the Company's Common Stock at an exercise price equal to $0.0067 per share and 60,000 options to purchase the Company's Common Stock at an exercise price equal to $13.00 per share.

(12)  Consists of life insurance premiums paid to such person by the Company.

                                    * * * * *

      The following table sets forth information concerning stock option grants made during 1997 to the Named Executive Officers. The grants listed hereunder are also reflected in the Summary Compensation Table. In accordance with the rules and regulations of the Commission, the hypothetical gains or "option spreads" for each option grant are shown assuming compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the Commission and are for illustrative purposes only; they are not intended to predict the future stock prices, which will depend upon market conditions and MIM's future performance, among other things.

                       Option Grants in Last Fiscal Year

                                             Individual Grants (1)
                         -----------------------------------------------------------
Name                         Number of       % of Total      Exercise     Expiration   Potential Realizable Value at
----                        Securities         Options         Price        Date       Assumed Annual Rates of Stock
                            Underlying       Granted to      ($/share)      ----       Price Appreciation for Option
                              Options         Employees      ---------                 ------------------------------
                              Granted          in 1997                                             Term
                         ----------------  --------------                                   5%     ----     10%
                                                                                            --              ---
John H. Klein..........
E. David Corvese.......
Richard H. Friedman....
Barry A. Posner........      50,000(1)          58.8%         $7.4375       3/26/07      $233,870         $592,673
E. Paul Larrat.........

----------

(1) The first third of such options became exercisable on March 26, 1997. The remaining two thirds of such options become exercisable in equal installments on March 26, 1998 and 1999.

      The following table sets forth for each Named Executive Officer the number of shares covered by both exercisable and unexercisable stock options held as of December 31, 1997. Also reported are the values for "in-the-money" options, which represent the difference between the respective exercise prices of such stock options and $4.75, the per share closing price of the MIM Common Stock on December 31, 1997.

                 Aggregated Option Exercises In Last Fiscal Year
                       And Fiscal Year-End Option Values

                               Shares         Value          Number of Securities           Value of Unexercised
                             Acquired On     Realized       Underlying Unexercised         In-the-Money Options at
                            Exercise (#)       ($)        Options at Fiscal Year-End           Fiscal Year-End
                            ------------       ---        --------------------------           ---------------
Name                                                     Exercisable    Unexercisable    Exercisable  Unexercisable
----                                                     -----------    -------------    -----------  -------------
John H. Klein (1)........        --            --        3,040,000          620,000      $8,370,000        --
E. David Corvese (2).....        --            --        1,336,950            --         $6,341,555        --
Richard H. Friedman (1)..        --            --        1,500,000            --         $6,975,000        --
Barry A. Posner (3)......        --            --           --               50,000          --            --
E. Paul Larrat...........    20,000          248,666       97,500            40,000      $  367,606        --


(1) Indicated options are to purchase shares of MIM Common Stock from E. David Corvese (see "Common Stock Ownership by Certain Beneficial Owners and Management" above). In February 1998, Messr. Klein and Friedman exercised these options for a total of 1,800,000 and 1,500,000 shares, respectively.

(2) Indicated options are to purchase shares of MIM Common Stock from MIM issued in exchange for options previously granted by Pro-Mark (see "Compensation Committee Interlocks and Insider Participation" below).

(3) Indicated options are to purchase shares of MIM Common Stock from MIM.

                                      *****

Item 12. Common Stock Ownership by Certain Beneficial Owners and Management

      Except as otherwise set forth below, the following tables sets forth, to MIM's knowledge, as of the date of April 27, 1998, the beneficial ownership of MIM's Common Stock by: (i) each person or entity known to MIM to own beneficially five percent or more of MIM's Common Stock; (ii) each of MIM's directors; (iii) each of the Named Executive Officers of MIM and its subsidiaries set forth in the Summary Compensation Table appearing later in this filing; and (iv) all directors and executive officers of MIM as a group. Such information is based upon information provided to MIM by such persons.

                                            Number of Shares           Percent
Name and/or Address of Beneficial Owner Beneficially Owned (1)(2)      of Class
--------------------------------------- ------------------------      ---------
E. David Corvese (3) ..................              4,169,056(4)          28.6%
    25 North Road
    Peace Dale, RI 02883

John H. Klein .........................              3,040,000(5)          22.7%
    One Blue Hill Plaza
    Pearl River, NY 10965

Richard H. Friedman ...................              1,500,000             11.2%
    One Blue Hill Plaza
    Pearl River, NY 10965

Ernest Corvese, Trustee of The ........                704,760              5.3%
Corvese Irrevocable Trust - 1992(3)
    25 North Road
    Peace Dale, RI 02883

Nancy P. Corvese(3) ...................                672,106              5.0%
    25 North Road
    Peace Dale, RI 02883

Barry A. Posner .......................                 17,567(6)             *
    One Blue Hill Plaza
    Pearl River, NY 10965

Louis A. Luzzi, Ph.D ..................                  6,967(7)(9)          *
    University of Rhode Island
    College of Pharmacy
    Fogerty Hall
    Kingston, RI 02881

Richard A. Cirillo ....................                     --                *
    c/o Rogers & Wells LLP
    200 Park Avenue
    New York, NY 10166

Michael Kooper ........................                     --                *
    770 Lexington Avenue
    New York, NY 10021

Scott R. Yablon .......................                506,667(8)(9)        3.6%
    One Blue Hill Plaza
    Pearl River, NY 10965

Larry E. Edelson-Kayne ................                     --               --
    One Blue Hill Plaza
    Pearl River, NY 10965

E. Paul Larrat ........................                 97,500(10)           --
    167 Tillinghast Road
    E. Greenwich, RI 02818

All directors and executive officers
as a group (eight persons) ............              5,542,407(11)         61.1%

----------

(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.

(2) Shares deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days after June 1, 1998 upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.

(3) Nancy P. Corvese and Ernest Corvese are the spouse and father, respectively, of E. David Corvese. Each of such persons disclaims beneficial owner ship of the shares owned by such other persons. The beneficiaries of The Corvese Irrevocable Trust - 1992 are the children of
      E. David Corvese.

(4) Includes 1,178,450 shares issuable upon exercise of options. Also includes 1,860,000 shares owned by Mr. Corvese that are subject to options granted by Mr. Corvese to Mr. Klein set forth in footnote 5 below, of which options to purchase 1,540,000 shares are currently exercisable.

(5) Includes 1,240,000 shares that Mr. Klein has the right to acquire from Mr. Corvese pursuant to stock option agreements and excludes 620,000 shares subject to the unvested portion thereof.

(6) Includes 16,666 shares issuable upon exercise of the vested portion of options. Excludes 33,333 shares subject to the unvested portion of options held by Mr. Posner.

(7) Dr. Luzzi and his wife share voting and investment power over these shares.

(8) Consists of shares issuable upon exercise of the vested portion of options. Excludes 500,000 shares subjected to the unvested portion of options held Mr. Yablon.

(9) Excludes 13,333 and 13,333 shares subject to unvested options held by Messrs. Luzzi and Yablon, respectively.

(10) Consists of 97,500 shares issuable upon exercise of the vested portion of options.

(11) See footnotes 4 through 10 above. Excludes 50,000 shares subject to unvested options held by Larry E. Edelson-Kayne.

      In May 1996, Mr. Corvese granted to Messrs. Klein and Friedman options to purchase 1,800,000 and 1,500,000, respectively, shares owned by Mr. Corvese. These options are immediately exercisable and have a term of ten years, subject to earlier termination upon certain mergers or consolidations of MIM or the sale or other disposition of all or substantially all of the assets of MIM ("Change of Control"). On January 26, 1998, Messrs. Klein and Friedman fully exercised their respective aforesaid options utilizing personal funds. By reason of said option exercises, a change of control of MIM was effected to the extent that the percentage of the voting securities of MIM legally owned by Mr. Corvese decreased from 46.0% to 21.2% (or from 50.9% to 28.4%, assuming the exercise by Mr. Corvese of his outstanding options), while the percentage legally owned by Messrs. Klein and Friedman increased from 0% to 13.5% and 11.2%, respectively (or 12.3% and 10.2%, respectively, assuming the exercise by Mr. Corvese of his outstanding options).

      Mr. Corvese also granted to Mr. Klein an additional option to purchase 1,860,000 shares owned by Mr. Corvese (the "Additional Option"). The Additional Option has a term of ten years, subject to earlier termination upon a Change in Control of MIM or within certain specified periods following Mr. Klein's death, disability or termination of employment for any reason. The Additional Option becomes exercisable in installments of 620,000 shares each commencing on December 31, 1996, 1997 and 1998, respectively, and is immediately exercisable upon the approval of a Change of Control by the MIM Board and, if required, stockholders.

      In addition, Mr. Corvese and certain people and entities affiliated with him have entered into a voting agreement with MIM. Under the voting agreement, MIM will vote their respective shares of MIM Common Stock in favor of the proposal to approve the issuance of MIM Common Stock in connection with the Merger.

Compensation of Directors

      Directors who are not officers of MIM ("Outside Directors") receive fees of $1,500 per month and $500 per meeting of the MIM Board and any committee thereof and are reimbursed for expenses incurred in connection with attending such meetings. In addition, each Outside Director joining MIM since the adoption of MIM's 1996 Non-Employee Directors Stock Incentive plan (the "Directors Plan") receives options to purchase 20,000 shares of MIM Common Stock under that plan. Directors who are also officers of MIM are not paid any director fees.

      The Directors Plan was adopted in July 1996 to attract and retain qualified individuals to serve as non-employee directors of MIM, to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of MIM's stockholders. The Directors Plan provides for the automatic grant of non-qualified stock options to purchase 20,000 shares of MIM Common Stock to non-employee directors joining MIM since the adoption of the Directors Plan. The exercise price of such options is equal to the fair market value of the MIM Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A reserve of 100,000 shares of MIM Common Stock has been established for issuance under the Directors Plan. Through May 15, 1998, options to purchase 20,000 shares have been granted under the Directors plan to each of Messrs. Luzzi and Yablon at an exercise price of $13 per share and options to purchase 20,000 shares had been granted under the Directors Plan to Mr. Cirillo at an exercise price of $4.35 per share.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the MIM Board administers MIM's stock incentive plans and makes recommendations to the MIM Board regarding executive officer compensation matters, including policies regarding the relationship of corporate performance and other factors to executive compensation. During 1997, the members of the Committee were Messrs. Luzzi and Yablon.

      At December 31, 1997, Mr. and Mrs. Corvese were indebted to MIM in the amount of $978,750 respecting loans received from MIM in June 1994 and amended in June 1997 in said amount. The loans bear interest at 7.125% per annum, with interest payable monthly and principal payable in full on or before June 15, 2000, and are secured by a first mortgage on the Corveses' principal residence.

Compensation Committee Report On Executive Compensation

      Prior to March 1997, there was no committee of the MIM Board responsible for establishing or recommending compensation policies applicable to MIM's executive officers. The compensation to executive officers for 1996 and 1997 was determined by negotiation between MIM and the executive officers and is set forth in the executive officers' respective employment agreements with MIM described below. As such, other than Mr. Posner's salary increase described below, executive compensation during 1997 was not performance based. Since then, the Compensation Committee has been delegated responsibilities regarding executive compensation matters. See "Compensation Committee Interlocks and Insider Participation."

Employment Agreements

      In May 1996, Messrs. Klein, Corvese and Friedman entered into executive employment agreements with MIM which provide for initial base salaries at annualized rates of $325,000, $325,000 and $275,000, respectively, and certain fringe benefits including automobile and life insurance allowances. Such executives are (or were) also eligible to participate in an executive bonus program for senior executive officers. The term of employment is four years, subject to earlier termination by either party. If employment is terminated early due to disability, or by MIM without cause, or by the executive with cause, MIM is obligated to continue to pay his salary and provide fringe benefits for twelve months following termination. During the term of employment and for one year after the later of termination of severance payments (unless MIM terminates the executive without cause) or employment, the executive may not, directly or indirectly, participate in the United States (other than with MIM) in the pharmacy benefit management business, any business then being engaged in by MIM or any component of any such business, nor may the executive induce any customers to take actions disadvantageous to MIM. In June 1997, Mr. Palmieri terminated his employment agreement and resigned as a director and officer. On March 31, 1998, Mr. Corvese terminated his employment agreement and resigned as an officer and employee of MIM. In addition, Mr. Corvese agreed not to stand for re-election as a director of MIM.

      Effective March 1997, Mr. Posner entered into an executive employment agreement with MIM which provides for an initial base salary at an annualized rate of $165,000 (increasing to $175,000 after three months based upon a favorable review by the Chief Operating Officer), options to purchase 50,000 shares of MIM Common Stock at the then current fair market value, and certain fringe benefits including life insurance and eligibility for participation in MIM's executive bonus program. The agreement continues until terminated by either party. If employment is terminated due to disability, or by MIM without cause, or by Mr. Posner with cause, MIM is obligated to continue to pay his salary and provide fringe benefits for nine months following termination. If Mr. Posner ceases to serve as General Counsel or is assigned a position which principally has business responsibilities, thereafter he is subject to restrictions on competition similar to those applying to the other above-listed executive officers.

Stockholder Return Performance Graph

      MIM's Common Stock first commenced public trading on August 15, 1996 in connection with MIM's underwritten initial public offering of common stock. The graph set forth below compares, for the period of August 15, 1996 through December 31, 1997, the total cumulative return to holders of MIM Common Stock with the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Health Services Index.

                Comparison of Cumulative Total Return Among MIM,
   The NASDAQ Stock Market (U.S.) Index and the NASDAQ Health Services Index*

  [The following table was depicted as a line chart in the printed material.]

                                                                Cumulative Total Return
                                        ---------------------------------------------------------------------
                                        8/15/96   9/30/96   12/31/96   3/31/97   6/30/97   9/30/97   12/31/97
Mim Corp                      MIM         100       112        38        49        111       75         37
NASDAQ STOCK MARKET (U.S.)                100       108       114       107        127      149        139
NASDAQ HEALTH SERVICES                    100       104        92        86         96      105         94

----------

* The above graph assumes an investment of $100 in MIM's Common Stock on August 15, 1996 and in the NASDAQ Stock Market (U.S.) Index and the NASDAQ Health Services Index on July 31, 1996, and that all dividends were reinvested. The performances shown in the above table are not necessarily indicative of future performance.

Item 13. Certain Relationships and Related Transactions

      At December 31, 1997, Alchemie Properties, LLC, a Rhode Island limited liability company of which Mr. Corvese is the manager and principal owner ("Alchemie"), was indebted to MIM in the amount of $280,629 respecting a loan received from MIM in 1994 in the original principal amount of $299,000. The loan bears interest at 10% per annum, with interest payable monthly and principal payable in full on or before December 1, 2004, and is secured by a lien on Alchemie's rental income.

      During 1997, MIM paid $136,582 in rent to Alchemie pursuant to a ten-year lease entered into in December 1994 for approximately 7,200 square feet of office space in Peace Dale, Rhode Island.

      At December 31, 1997, MIM Holdings, LLC ("MIM Holdings") was indebted to MIM in the amount of $456,000 respecting loans received from MIM during 1995 in the aggregate principal amount of $1,078,000. MIM holds a $456,000 promissory note from MIM Holdings due March 31, 2001 that bears interest at 10% per annum. Interest generally is payable quarterly, although in December 1996 the note was amended to extend the due date to September 30, 1997 for all interest accruing from January 1, 1996 to said date. This note is guaranteed by Mr. Corvese and further secured by the assignment to MIM of a $100,000 promissory note that was originally given by an MIM officer to MIM Holdings. The remaining $622,000 of indebtedness will not be repaid and was recorded as a stockholder distribution during the first half of 1996.

      At December 31, 1997, MIM Holdings paid off a $99,000 loan received from MIM during the first half of 1996. Originally scheduled to be repaid by September 30, 1996 without interest, the $86,000 principal amount outstanding at December 31, 1996 had been rescheduled to be due and payable on September 30, 1997 together with 10% interest accruing on the unpaid balance since September 30, 1996 pursuant to an unsecured promissory note.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MIM Corporation


                                        By: /s/ Barry Posner
                                            ----------------------------
                                        Title: Vice President

Date: April 30, 1998