Form 10-Q
period 1998-03-31
MIM CORP
filed 1998-05-15
CIK 1014739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 1-11993

                                 MIM CORPORATION
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         05-0489664
--------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                One Blue Hill Plaza, Pearl River, New York 10965
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 735-3555
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

        -----------------------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      On May 4, 1998, there were outstanding 13,591,350 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

           Consolidated Balance Sheets at
                 March 31, 1998 and December 31, 1997                      3

           Consolidated Statements of Operations for the
                 three months ended March 31, 1998 and 1997                4

           Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1998 and 1997                5

           Notes to the Consolidated Financial Statements                  6

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7 - 9

PART II        OTHER INFORMATION

  Item 2   Changes in Securities and Use of Proceeds                      10

  Item 5   Other Information                                            10 - 11

  Item 6   Exhibits and Reports on Form 8-K                               11

  SIGNATURES                                                              12

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                      March 31,   December 31,
                                                                        1998          1997
                                                                     ----------   ------------
                                                                    (Unaudited)

ASSETS
Current assets
  Cash and cash equivalents                                           $  5,816     $  9,593
  Investment securities                                                 15,243       19,235
  Receivables, less allowance for doubtful accounts of
    $1,386, in 1998 and 1997                                            34,742       23,666
  Prepaid expenses and other current assets                                832          888
                                                                      --------     --------
      Total current assets                                              56,633       53,382

Investment securities, net of current portion                            1,100        3,401
Other investments                                                        2,300        2,300
Property and equipment, net                                              3,626        3,499
Due from affiliates, less allowance for doubtful accounts
  of $2,360, in 1998 and 1997                                               --           --
Other assets, net                                                          187          145
                                                                      --------     --------

      Total assets                                                    $ 63,846     $ 62,727
                                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of capital lease obligations                        $    226     $    222
  Accounts payable                                                         367          931
  Deferred revenue                                                          --        2,799
  Claims payable                                                        29,462       26,979
  Payables to plan sponsors and others                                  11,949       10,839
  Accrued expenses                                                       1,589        2,279
                                                                      --------     --------
      Total current liabilities                                         43,593       44,049

Capital lease obligations, net of current portion                          699          756

Commitments and contingencies

Minority interest                                                        1,112        1,112

Stockholders' equity
  Preferred stock, $.0001 par value; 5,000,000 shares authorized,
    no shares issued or outstanding                                         --           --
  Common stock, $.0001 par value; 40,000,000 shares authorized,
    13,421,850 and 13,335,120 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                    1            1
  Additional paid-in capital                                            73,593       73,585
  Accumulated deficit                                                  (53,425)     (55,061)
  Stockholder notes receivable                                          (1,727)      (1,715)
                                                                      --------     --------
      Total stockholders' equity                                        18,442       16,810
                                                                      --------     --------

      Total liabilities and stockholders' equity                      $ 63,846     $ 62,727
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

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                                1998       1997
                                                              -------    -------
                                                                  (Unaudited)

Revenue                                                       $97,963    $70,811

Cost of revenue                                                92,384     66,829
                                                              -------    -------

    Gross profit                                                5,579      3,982

Selling, general and administrative expenses                    4,450      3,909
                                                              -------    -------

    Income from operations                                      1,129         73

Interest income, net                                              507        623
                                                              -------    -------

    Income before minority interest                             1,636        696

Minority interest                                                  --          2
                                                              -------    -------

Net income                                                    $ 1,636    $   698
                                                              =======    =======

Basic earnings per share                                      $  0.12    $  0.06
                                                              =======    =======

Diluted earnings per share                                    $  0.11    $  0.05
                                                              =======    =======

Weighted average shares outstanding used in computing
    basic earnings per share                                   13,369     12,068
                                                              =======    =======
Weighted average shares outstanding used in computing
    diluted earnings per share                                 15,132     15,121
                                                              =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     ---------------------
                                                                        1998      1997
                                                                     ---------  ---------
Cash flows from operating activities:                                    (Unaudited)
    Net income                                                       $  1,636   $    698
      Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
        Net loss allocated to minority interest                            --         (2)
        Depreciation and amortization                                     361        239
        Stock option charges                                                7          7
        Provision for losses on receivables and loans to affiliates        --        579
    Changes in assets and liabilities:
        Receivables                                                   (11,076)    (1,318)
        Prepaid expenses and other assets                                  56         (7)
        Accounts payable                                                 (564)      (826)
        Deferred revenue                                               (2,799)        --
        Claims payable                                                  2,483      3,014
        Payables to plan sponsors and others                            1,110     (2,180)
        Accrued expenses                                                 (690)      (454)
                                                                     --------   --------
            Net cash provided by (used in) operating activities        (9,476)      (250)
                                                                     --------   --------

Cash flows from investing activities:
        Purchase of property and equipment                               (487)      (312)
        Purchase of investment securites                               (4,000)   (14,832)
        Proceeds from maturities of investment securities              10,293     21,239
        Increase in other assets                                          (43)       (11)
        Stockholder loans, net                                            (12)       (35)
        Loans to affiliates, net                                           --        359
                                                                     --------   --------
            Net cash provided by (used in) investing activities         5,751      6,408
                                                                     --------   --------

Cash flows from financing activities:

        Principal payments on capital lease obligations                   (53)       (53)
        Proceeds from exercise of stock options                             1         --
                                                                     --------   --------
            Net cash provided by (used in) financing activities           (52)       (53)
                                                                     --------   --------

Net increase (decrease) in cash and cash equivalents                   (3,777)     6,105

Cash and cash equivalents--beginning of period                          9,593      1,834
                                                                     --------   --------

Cash and cash equivalents--end of period                             $  5,816   $  7,939
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                                     $     19   $     12
                                                                     ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Equipment acquired under capital lease obligations               $     --   $     --
                                                                     ========   ========
    Distribution to stockholder through the cancellation of
        stockholder notes receivable                                 $     --   $     --
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

                        MIM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
             (In thousands, except for share and per share amounts)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

      These consolidated financial statements should be read in conjunction with the consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by an amendment thereto on Form 10-K/A, filed with the Commission (the "Form 10-K").

      The accounting policies following for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in Form 10K.

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of Basic Earnings per Share and Diluted Earnings per Share:

                                                                     Three Months
                                                                   Ended March 31,
            (In thousands except per share share amounts)          1998        1997
            ---------------------------------------------------  --------    --------
            Net income less preferred dividends                     1,636         698
            Denominator:
              Average number of common shares outstanding          13,369      12,068
                                                                 --------    --------
            Basic Earnings per Share                             $    .12    $    .06
                                                                 ========    ========
            Denominator:
              Average number of common shares outstanding          13,369      12,068
              Common share equivalents of outstanding stock         1,763       3,053
                 options and deferred contingent common stock
                 awards
            Total shares                                           15,132      15,121
                                                                 --------    --------
            Diluted Earnings per  Share                          $    .11    $    .05
                                                                 ========    ========

NOTE 3 - SUBSEQUENT EVENTS

      On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra Health Services, Inc., a Nevada corporation ("Sierra"), a party to a PBM Services Agreement (the "Sierra Agreement") with the Company. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's non-payment of certain invoiced amounts. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of the Sierra Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement during this 90-day period.

      Effective May 15, 1998, Mr. John H. Klein, currently the Company's Chief Executive Officer, Chairman of the Board of Directors and a director, will resign from all positions held with the Company, including Chief Executive Officer, Chairman of the Board and director. Effective on that date, Mr. Richard
H. Friedman, currently the Company's Chief Operating Officer, Chief Financial Officer and a director will succeed Mr. Klein as the Company's Chief Executive Officer. Mr. Scott R. Yablon, currently a director of the Company, has joined the Company as an employee, and effective May 15, 1998, will assume the titles of Chief Financial Officer and Chief Operating Officer of the Company.

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

      Certain statements contained in this report are not purely historical and are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, as well as statements which are not historical fact. Forward looking statements may include statements relating to business development activities, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results and/or effect of legal proceedings or investigations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with capitated (i.e., risk-based) contracts, increased government regulation related to the health care industry in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors which are vertically integrated with pharmaceutical manufacturers, and the existence of complex laws and regulations relating to the Company's business. This Report and the Form 10-K contain information regarding important factors which could cause such differences.

Overview

      A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing health plan sponsors involved in the newly instituted TennCare(R) state health program. At March 31, 1998, the Company provided pharmacy benefit management services to 46 health plan sponsors with an aggregate of approximately 1.9 million plan members. TennCare(R) represented 1.2 million members.

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

      For the three months ended March 31, 1998, the Company recorded revenue of $98.0 million compared with revenue of $70.8 million for the three months ended March 31, 1997, an increase of $27.2 million. $17.6 million of the increase resulted from servicing 14 new plans covering approximately 490,000 lives throughout the United States as well as increased enrollment in existing commercial plans. Sierra, enrolled in October 1997, accounted for $10.0 million of the increased commercial revenue. TennCare(R) sponsors contributed an additional $9.6 million increase of revenue. In the last quarter of 1997, the Company entered into new contracts with two TennCare(R) MCO's to which the Company previously provided PBM services. These new contracts increased revenues by $17.1 million. In addition, favorable contract renegotiations and increased enrollment in other existing TennCare(R) sponsors increased revenues by $18.4 million. These increases in TennCare(R) revenues were partially offset by a decrease of $25.9 million from the restructuring in April 1997 of a major TennCare(R) contract (as discussed below). The contract was restructured from a risk-based (capitated) arrangement to a non-risk (fee-for-service) arrangement, although the Company continued to provide essentially the same services under the restructured contract. During the three months ended March 31, 1998, approximately 39% of the Company's revenues were generated from risk (capitated) contracts, compared to 68% during the three months ended March 31, 1997.

      Cost of revenue for the quarter ended March 31, 1998 increased to $92.4 million from $66.8 million for the quarter ended March 31, 1998, an increase of $25.6 million. New commercial contracts together with increased enrollment in existing commercial plans resulted in $18.4 million of such increases in cost of revenue. Such increase includes costs of $10.1 million resulting from the Sierra Agreement which utilized $2.6 million of the reserve established at December 31, 1997. TennCare(R) contracts contributed $7.2 million of increased cost of revenue. Costs relating to TennCare(R) contracts increased by $32.7 million due to the two new TennCare(R) contracts referred to above ($16.5 million) and eligibility increases in existing plans, increased drug prices, and increased utilization of prescription drugs ($16.2 million). These costs were offset by the above-mentioned restructuring of a major TennCare(R) contract, which resulted in a decrease in cost of revenue of $25.5 million. As a percentage of revenue, cost of revenue was 94.3% for the three months ended March 31, 1998 compared to 94.4% for the three months ended March 31, 1997.

      Selling, general and administrative expenses were $4.5 million for the three months ended March 31, 1998 compared to $3.9 million for the three months ended March 31, 1997, an increase of 15%. The additional $.6 million reflects an increase in the Company's revenue along with a continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in additional operational and clinical personnel and information systems to support new and existing customers. In addition, the Company experienced an increase in legal fees. As a percentage of revenue, selling, general and administrative expenses decreased to 4.5% for the three months ended March 31, 1998 from 5.5% for the three months ended March 31, 1997.

      For the three months ended March 31, 1998, the Company recorded interest income of $.5 million compared with $.6 million for the three months ended March 31, 1997, a decrease of $.1 million. The decrease resulted from a lower level of invested funds in the first quarter of 1998 compared to the first quarter of 1997. The level of invested funds decreased due to the operating needs of the Company.

      For the three months ended March 31, 1998, the Company recorded net income of $1.6 million, or $.12 per basic share. This compares with net income of $.7 million, or $.06 per basic share, for the three months ended March 31, 1997. This decrease is due largely to the above-described changes in revenue and cost of revenues.

Liquidity and Capital Resources

      For the three months ended March 31, 1998, net cash used in operating activities totaled $9.5 million, primarily due to increases in receivables of approximately $11.1 million resulting from increased revenues from both the TennCare(R) and commercial contracts. Such uses were partially offset by increases in claims payables of approximately $2.5 million. Investing activities provided $5.8 million in cash due primarily to the proceeds from maturities of investment securities of approximately $10.3 million, offset by the purchase of new investment securities of approximately $4.0 million. The Company purchased $.5 million of property and equipment, primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage better its customers' pharmacy benefits programs.

      At March 31, 1998, the Company had working capital of $13.0 million, compared to $9.3 million at December 31, 1997. Cash and cash equivalents decreased to $5.8 million at March 31, 1998 compared with $9.6 million at December 31, 1997. The Company had investment securities held to maturity of $16.3 million and $22.6 million at March 31, 1998 and December 31, 1997, respectively. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc. ("WHIS"), the Company's investments are primarily corporate debt securities rated A or better and government securities. In June 1997, the Company invested $2.3 million in the preferred stock of WHIS, a company engaged in the development, sales and marketing of PC-based information systems for physicians and their staff, using image-based technology.

      At March 31, 1998, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. The amount of net operating loss carryforwards which may be utilized in any given year may become limited by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, if a cumulative change in ownership of more than 50% occurs within a three year period.

      The Company believes that its financial condition and capital structure as a result of its initial public offering (the "Offering") has enhanced its ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for the foreseeable future.

      The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $4.9 million, representing RxCare's share of the Company's cumulative losses and amounts previously advanced or paid to RxCare.

      As part of its continued efforts to expand its pharmacy management business, the Company expects to incur additional sales and marketing expenses. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its pharmacy management business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

      The Company's pharmaceutical claims costs historically have been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months. Currently, non-risk contracts represented 61% of the Company's revenue for the quarter ended March 31, 1998. Under non-risk contracts, seasonally higher utilization no longer materially adversely effects the Company's gross margin.

      Changes in prices charged by manufacturers and wholesalers for pharmaceuticals, a component of pharmaceutical claims, have historically affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these increased rates.

      The TennCare(R) program has been controversial since its inception and has generated federal and state government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare(R) program will not adversely affect the Company's business in the future.

      On January 27, 1998, the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP"), entered into an Agreement and Plan of Merger with Continental Managed Pharmacy Services, Inc. ("Continental") and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. Thereafter, Continental would become a wholly owned subsidiary of the Company. The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger would occur during the second quarter of 1998, there can be no assurances that the Merger will be consummated at such time or at all.

      On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's non-payment of certain invoiced amounts. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of

Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of the Sierra Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement for such 90-day period.

      Effective May 15, 1998, John H. Klein, currently the Company's Chief Executive Officer, Chairman of the Board of Directors and a director, will resign from all positions held with the Company, including Chief Executive Officer, Chairman of the Board and director. Effective on that date, Richard H. Friedman, currently the Company's Chief Operating Officer, Chief Financial Officer and a director will succeed Mr. Klein as the Company's Chief Executive Officer. Scott R. Yablon, currently a director of the Company, has agreed to join the Company as an employee, and effective May 15, 1998, will assume the titles of Chief Financial Officer and Chief Operating Officer of the Company.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      From August 14, 1996 through March 31, 1998, the $46,788,000 net proceeds from the Offering, pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

         Construction of plant, building and facilities..............$         -
         Purchase and installation of machinery and equipment........$ 2,122,000
         Purchases of real estate....................................$         -
         Acquisition of other business...............................$ 2,300,000
         Repayment of indebtedness...................................$         -
         Working capital.............................................$20,207,000
         Temporary investments:
             Marketable securities...................................$16,343,000
             Overnight cash deposits.................................$ 5,816,000

      To date the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business although, at the time of the Offering as disclosed in the prospectus related thereto, the Company intended to apply approximately $18.6 million of Offering proceeds to fund such expansion. As of the date of this filing, the Company has not determined the ultimate amount or timing of application of Offering proceeds to such use.

Item 5. Other Information

      On January 27, 1998, the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP") entered into an Agreement and Plan of Merger with Continental and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. Thereafter, Continental would become a wholly owned subsidiary of the Company. The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger would occur during the second quarter of 1998, there can be no assurances that the Merger will be consummated at such time or at all.

      On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's non-payment of certain invoiced amounts. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the

Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of the Sierra Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement for such 90-day period.

      Effective May 15, 1998, Mr. Klein, currently the Company's Chief Executive Officer, Chairman of the Board of Directors and a director, will resign from all positions held with the Company, including Chief Executive Officer, Chairman of the Board and director. Effective on that date, Mr. Friedman, currently the Company's Chief Operating Officer, Chief Financial Officer and a director will succeed Mr. Klein as the Company's Chief Executive Officer. Mr. Yablon, currently a director of the Company, has agreed to join the Company as an employee, and effective May 15, 1998, will assume the titles of Chief Financial Officer and Chief Operating Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit Number   Description
      --------------   -----------

         3(ii).1       Amended and Restated By-Laws of MIM Corporation

         10.47 Separation Agreement, dated March 31, 1998, between MIM Corporation and E. David Corvese.

         10.48 Employment Agreement, dated February 1, 1998, between MIM Corporation and Larry E. Edelson-Kayne.

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

                                              MIM Corporation


                               /s/ Richard H. Friedman
Date: May 14, 1998             -------------------------------------------------
                               Richard H. Friedman
                               Chief Operating Officer, Chief Financial Officer,
                               and Director
                               (Principal Financial Officer)