Form 10-K/A
period 1997-12-31
MIM CORP
filed 1998-08-05
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 2 TO
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-28740

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


     The aggregate market value of the registrant's Common Stock (its only voting stock) held by non-affiliates of the registrant as of July 30, 1998 was approximately $34.6 million. (Reference is made to the final paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

     On July 30, 1998 there were outstanding 13,822,000 shares of the registrant's Common Stock.

     MIM Corporation's ("MIM" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission (the "Commission") on March 31, 1997, as amended by Amendment No. 1 thereto on Form 10-K/A filed with the Commission on April 30, 1998 (as amended, the "Annual Report"), is hereby amended as follows:

     Items 7 and 8 of the Annual Report are hereby amended and restated and replaced in their entirety as follows:


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

Overview

     A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare. The Company assisted RxCare in defining and marketing pharmacy benefit management services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations through the management of pharmacy benefits to plan sponsors until January 1994 when RxCare began servicing several of the health plan sponsors involved in the newly instituted TennCare(R) state health program. See "Business -- The TennCare Program." At December 31, 1997, the Company provided pharmacy benefit management services to a total of 36 public and private plan sponsors with an aggregate of approximately 1.7 million plan members on both a risk and non-risk basis throughout the United States. TennCare represents 1.2 million members.

Results of Operations

Year ended December 31, 1997 compared to year ended December 31, 1996

     For the year ended December 31, 1997, the Company recorded revenues of $242.3 million compared with 1996 revenues of $283.2 million, a decrease of $40.9 million, or 14%. In an effort to stem future losses and increase profitability, the Company through RxCare, terminated the capitated BCBS - TN contract effective March 31, 1997. Although this contract previously had been renegotiated and extended, high utilization rates continued to hamper the Company's ability to gain profitability under the contract even though the Company was able to lower the average cost of each prescription. Subsequent to the termination of the original BCBS - TN contract, the Company had negotiated a new contract directly with an affiliate of BCBS - TN to begin providing pharmacy benefit management services on April 1, 1997. Although the Company continued to provide essentially the same services under such restructured contract as it did before the restructuring, the new contract eliminates capitation risk to MIM and provides for MIM to be paid for certain administrative and clinical consulting services on a fee-for service basis. The restructuring in April 1997 of the BCBS-TN contract decreased revenue for the year ended December 31, 1997 compared to December 31, 1996 by $107.0 million. This decrease in revenues was offset by an increase of $34.8 million in other TennCare revenue resulting from increased enrollment and several favorable contract restructurings. Further revenue increases of $31.3 million resulted from increased enrollment in existing commercial plans as well as the servicing of 11 new commercial plans covering approximately 418,000 new members throughout the United States. In 1997, 53% of the Company's revenue was generated from risk-based contracts, compared with 82% during 1996. The Company believes that this decrease in risk-based arrangements during 1997 will minimize the Company's exposure to potential losses.

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

     Generally, loss contracts arise only on risk-based (capitated) contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict formularies, resulting in higher than expected drug costs. At such time as management estimated that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. After analyzing those factors described above, the Company recorded a $4.1 million reserve in December 1997 with respect to the Sierra Agreement. Management believes that the reserve is sufficient to cover any further losses on the Sierra Agreement. Management does not believe that there is an overall trend towards losses on its existing capitated contracts.

     On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra Health Services, Inc., a Nevada corporation ("Sierra"), a party to a pharmacy benefit management services agreement (the "Sierra Agreement") with MIM. The Sierra Agreement was entered into by Pro-Mark and became effective October 1, 1997. This dispute related to the parties' divergent interpretation of certain provisions of the Sierra Agreement, which led to Sierra's dispute of certain amounts which the Company claimed were owed to it. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada as well as the American Arbitration Association. The settlement provides that the parties work together to develop and manage a new drug formulary to be used by one of the larger Sierra plans. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of Agreement. MIM continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement for such 90-day period. The termination of the Sierra Agreement will reduce revenues by approximately $3.5 million per month. The termination will have no impact on 1998 net income as the Company reserved for all expected losses under the Sierra Agreement in 1997.

     Selling, general and administrative expenses increased $7.5 million to $19.1 million in 1997 from $11.6 million in 1996, an increase of 65.0%. The $7.5 million increase was attributable to expenses associated with an expanded national sales force, additional headquarter personnel and operations support needed to service new business and increases in legal and consulting fees. As a percentage of revenue, general and administrative expenses increased to 7.9% in 1997 from 4.1% in 1996.

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

     Cost of revenue for 1996 increased to $278.1 million compared with 1995 cost of revenue of $213.4 million for the same reasons revenues increased as described above. As a percentage of revenue, cost of revenue decreased from 99.8% in 1995 to 98.2% in 1996. As a result of the termination of the BCBS-TN contract on March 31, 1997, the Company reserved $3.5 million at December 31, 1996 to cover future claims in excess of capitated payments to the Company. Excluding this contract, the Company would have earned $2.2 million in 1996 before taking the stock option charge (as described below). The BCBS - TN contract represented approximately 495,000 lives and accounted for $132.8 million of revenue and $7.3 million in net losses in 1996.

     Selling, general and administrative expenses were $11.6 million in 1996 and $8.0 million in 1995, an increase of 45.0%. The $3.6 million increase was attributable to increases in operations, sales and marketing and headquarters personnel to support the anticipated needs of the business as well as increases in consulting and legal fees, depreciation expense and costs related to further development of the Company's management information systems. As a percentage of revenue, general and administrative expenses increased from 3.8% in 1995 to 4.1% in 1996.

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

Liquidity and Capital Resources

     For the year ended December 31, 1997, net cash used by the Company for operating activities totaled $3.1 million, primarily due to the funding of a $13.5 million net operating loss and an increase in accounts receivable of $5.3 million. Such uses were offset by a $9.7 million increase in claims payable and a $2.8 million increase in deferred revenue. Investing activities generated $10.9 million in cash from proceeds of maturities of investment securities of $41.9 million offset by the purchase of investment securities of approximately $29.8 million. The Company also purchased $1.6 million of equipment with cash on hand, primarily to upgrade and enhance information systems. The Company plans to purchase $.5 million of property and equipment in fiscal 1998 with cash on hand, primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to better manage its customers' pharmacy benefits payments. The Company did not have any additional material commitments for capital expenditures as of December 31, 1997.

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

     At December 31, 1997, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. As it is certain whether the Company will realize the full benefit from its deferred tax assets, the Company has recorded a valuation allowance for the same amount. The Company will assess the need for a valuation allowance at each balance sheet date. The amount of net operating loss carryforwards which may be utilized in any given year may become limited by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, if a cumulative change of ownership of more than 50% occurs within a three year period.

     The Company believes that its financial condition and capital structure as a result of the Offering has enhanced its ability to negotiate and obtain additional contracts with plan sponsors and other potential customers. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the RxCare Contract, approximately $6.5 million, representing RxCare's share of the Company's losses and amounts previously advanced or paid to RxCare as of December 31, 1997.

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

     The Company does not believe that inflation has had or, assuming inflation remains at current levels, will have in the near term, a material impact on the results of its operations.

     On January 27, 1998 the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP") entered into an Agreement and Plan of Merger with Continental and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. Thereafter, Continental would become a wholly owned subsidiary of the Company. The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger will occur during the third quarter of 1998, there can be no assurances that the Merger will be consummated at such time or at all.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 23, 1998

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                    (In thousands, except for share amounts)

                                                                                                            1997              1996
                                                                                                            ----              ----
ASSETS
Current assets
     Cash and cash equivalents .................................................................         $  9,593          $  1,834
     Investment securities .....................................................................           19,235            28,113
     Receivables, less allowance for doubtful accounts of $1,386 and $1,088,
         respectively ..........................................................................           23,666            18,646
     Prepaid expenses and other current assets .................................................              888             1,129
                                                                                                         --------          --------
         Total current assets ..................................................................           53,382            49,722
Investment securities, net of current portion ..................................................            3,401             8,925
Other investments ..............................................................................            2,300                --
Property and equipment, net ....................................................................            3,499             2,423
Due from affiliates, less allowance for doubtful accounts of $2,360 and $2,157,
     respectively ..............................................................................               --               628
Other assets, net ..............................................................................              145               102
                                                                                                         --------          --------
     Total assets ..............................................................................         $ 62,727          $ 61,800
                                                                                                         ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of capital lease obligations ..............................................         $    222          $    213
     Accounts payable ..........................................................................              931             1,562
     Deferred revenue ..........................................................................            2,799                --
     Claims payable ............................................................................           26,979            17,278
     Payables to plan sponsors and others ......................................................           10,839            10,174
     Accrued expenses ..........................................................................            2,279               926
                                                                                                         --------          --------
     Total current liabilities .................................................................         $ 44,049          $ 30,153
Capital lease obligations, net of current portion ..............................................              756               375
Commitments and contingencies (Note 6)
Minority interest ..............................................................................            1,112             1,129
Stockholders' equity
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         no shares issued or outstanding .......................................................               --                --
     Common stock, $.0001 par value; 40,000,000 shares authorized,
     13,335,150 and 12,040,600 shares issued and outstanding , respectively ....................                1                 1
 Additional paid-in capital ....................................................................           73,585            73,443
 Accumulated deficit ...........................................................................          (55,061)          (41,564)
 Stockholder notes receivable ..................................................................           (1,715)           (1,737)
                                                                                                         --------          --------
     Total stockholders' equity ................................................................           16,810            30,143
                                                                                                         --------          --------
     Total liabilities and stockholders' equity ................................................         $ 62,727          $ 61,800
                                                                                                         ========          ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                  (In thousands, except for per share amounts)

                                                                                       1997              1996               1995
                                                                                       ----              ----               ----

Revenue ...................................................................         $ 242,291          $ 283,159          $ 213,929

Cost of revenue ...........................................................           239,002            278,068            213,398
                                                                                    ---------          ---------          ---------

     Gross profit .........................................................             3,289              5,091                531


Selling, general and administrative expenses ..............................            19,098             11,619              8,048


Non-cash stock option charge ..............................................                --             26,640                 --
                                                                                    ---------          ---------          ---------

     Loss from operations .................................................           (15,809)           (33,168)            (7,517)

Interest income, net ......................................................             2,295              1,393                745
                                                                                    ---------          ---------          ---------

     Loss before minority interest ........................................           (13,514)           (31,775)            (6,772)

Less: minority interest ...................................................               (17)               (21)                --
                                                                                    ---------          ---------          ---------

     Net loss .............................................................         $ (13,497)         $ (31,754)         $  (6,772)
                                                                                    =========          =========          =========

Basic and diluted loss per common .........................................         $   (1.07)         $   (3.32)         $   (1.43)
                                                                                    =========          =========          =========

 Weighted average common shares used in computing basic
     and diluted loss per share ...........................................            12,620              9,557              4,732
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

                        MIM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                                            Retained                      Total
                                                                               Additional   Earnings       Stockholder Stockholders'
                                                                  Common       Paid-In     (Accumulated       Notes       Equity
                                                                  Stock        Capital      Deficit)       Receivable    (Deficit)
                                                                 --------      --------     --------        --------    ----------
Balance, December 31, 1994 ................................      $      1      $     --      $ (2,416)      $ (1,278)      $ (3,693)

     Stockholder loans, net ...............................            --            --            --         (1,059)        (1,059)

     Net loss .............................................            --            --        (6,772)            --         (6,772)
                                                                 --------      --------      --------       --------       --------

Balance, December 31, 1995 ................................             1            --        (9,188)        (2,337)       (11,524)

     Stockholder loans, net ...............................            --            --            --            (22)           (22)

     Stockholder distribution .............................            --            --          (622)           622             --

     Net proceeds from initial public offering ............            --        46,786            --             --         46,786

     Non-cash stock option charge .........................            --        26,640            --             --         26,640

     Non-employee stock option compensation
       expense ............................................            --            17            --             --             17

     Net loss .............................................            --            --       (31,754)            --        (31,754)
                                                                 --------      --------      --------       --------       --------

Balance, December 31, 1996 ................................             1        73,443       (41,564)        (1,737)        30,143
                                                                 --------      --------      --------       --------       --------

Stockholder loans, net ....................................            --            --            --             22             22

Exercise of stock options .................................            --           113            --             --            113

Non-employee stock option compensation expense ............            --            29            --             --             29

Net loss ..................................................            --            --       (13,497)            --        (13,497)
                                                                 --------      --------      --------       --------       --------

Balance, December 31, 1997 ................................      $      1      $ 73,585      $(55,061)      $ (1,715)      $ 16,810
                                                                 ========      ========      ========       ========       ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                 (In thousands)

                                                                                           1997              1996             1995
                                                                                           ----              ----             ----

Cash flows from operating activities:
   Net loss .....................................................................        $(13,497)        $(31,754)        $ (6,772)
     Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Net loss allocated to minority interest ....................................             (17)             (21)              --
     Depreciation and amortization ..............................................           1,091              781              366
     Stock option charges .......................................................              29           26,657               --
     Provision for losses on receivables and due from affiliates ................             501              928            1,977
   Changes in assets and liabilities:
     Receivables ................................................................          (5,318)          (4,551)          (4,728)
     Prepaid expenses and other current assets ..................................             241             (648)              98
     Accounts payable ...........................................................            (631)             491             (376)
     Deferred Revenue ...........................................................           2,799               --               --
     Claims payable .............................................................           9,701           (2,016)           9,031
     Payables to plan sponsors and others .......................................             665            1,738            2,003
     Accrued expenses ...........................................................           1,353              755             (202)
                                                                                         --------         --------         --------
        Net cash (used in) provided by operating activities .....................          (3,083)          (7,640)           1,397
                                                                                         --------         --------         --------
Cash flows from investing activities:
   Purchase of property and equipment ...........................................          (1,575)            (870)            (802)
   Purchase of investment securities ............................................         (27,507)         (37,038)              --
   Purchase of other investments ................................................          (2,300)              --               --
   Maturities of investment securities ..........................................          41,909               --               --
   Stockholder notes receivable, net ............................................              22              (22)          (1,059)
   Due from affiliates, net .....................................................             425             (828)          (1,759)
   (Increase) decrease in other assets ..........................................             (48)             (93)             164
                                                                                         --------         --------         --------
        Net cash (used in) provided by investing activities .....................          10,926          (38,851)          (3,456)
                                                                                         --------         --------         --------
Cash flows from financing activities:
   Principal payments on capital lease obligations ..............................            (197)            (265)            (220)
   Proceeds from initial public offering ........................................              --           46,786               --
   Proceeds from exercise of stock options ......................................             113               --               --
   Minority interest investment .................................................              --               --            1,150
                                                                                         --------         --------         --------
        Net cash provided by (used in) financing activities .....................             (84)          46,521              930
                                                                                         --------         --------         --------
Net increase (decrease) in cash and cash equivalents ............................           7,759               30           (1,129)
Cash and cash equivalents--beginning of period ..................................           1,834            1,804            2,933
                                                                                         --------         --------         --------
Cash and cash equivalents--end of period ........................................        $  9,593         $  1,834         $  1,804
                                                                                         ========         ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the period for:
     Income taxes ...............................................................        $     --         $     --         $    286
                                                                                         ========         ========         =========
     Interest ...................................................................        $     41         $     55         $     31
                                                                                         ========         ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:
   Equipment acquired under capital lease obligations ...........................        $    587         $    527         $    109
                                                                                         ========         ========         ========
   Distribution to stockholder through cancellation of
     stockholder notes receivable ...............................................        $     --         $    622         $     --
                                                                                         ========         ========         =========


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

     Fee-for-Service Agreements. Certain pharmacy benefit management contracts are fee-for-service agreements pursuant to which the Company is paid by the plan sponsor an amount reflecting the cost of a prescription plus a per prescription service fee. Under these contracts, the Company is obligated to pay network pharmacies for pharmacy services provided to plan members. The Company recognizes the cost incurred to pay network pharmacies with its corresponding fees for service revenue at the time a pharmacy prescription claim is adjudicated. The related fee-for-service revenue for the years ended December 31, 1997, 1996 and 1995 was approximately $114,654, $49,941 and $16,525, respectively.

     Receivables. Receivables include amounts due from plan sponsors under the Company's pharmacy benefit management contracts and amounts due from pharmaceutical manufacturers, which represent rebates resulting from the distribution of certain drugs through retail pharmacies.

     Cost of Revenue. Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management and claims processing operations, offset by rebates received from pharmaceutical manufacturers in connection with the Company's pharmacy management programs. Rebates are earned in accordance with contractual agreements between the Company and pharmaceutical manufacturers. For the years ended December 31, 1995, 1996 and 1997, rebates earned net of rebate sharing arrangements on pharmacy benefit management contracts were approximately $7,141, $7,738 and $13,290, respectively.

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

     Long-Lived Assets

     The provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exist if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from operations are less than the carrying value of those assets. An impairment loss, if any, would be measured as the amount by which the carrying amount of the asset exceeds its fair value. Management does not believe that any such change in circumstances has occurred.

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

NOTE 5--PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following at December 31,:


                                                              1997        1996
                                                              ----        ----
Computer and office equipment, including equipment under
    capital leases .......................................   $ 4,227    $ 2,794
Furniture and fixtures ...................................       442        364
Leasehold improvements ...................................       540        506
                                                             -------    -------
                                                               5,209      3,664
Less: Accumulated depreciation ...........................    (1,710)    (1,241)
                                                             -------    -------
                                                             $ 3,499    $ 2,423
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

     Pro-Mark is currently engaged in efforts to recover amounts it believes are reimbursable from Sierra Health Services, Inc. collectively, on behalf of its subsidiaries, Sierra Health and Life Insurance Company, Inc., Sierra Healthcare Options, Inc., Sierra Healthplan of Nevada, Inc. and HMO Texas L.C. (collectively, "Sierra") under a pharmacy benefit management services agreement (the "Sierra Agreement") dated as of August 6, 1997, which went into effect on October 1, 1997. The Company and Sierra disagree with respect to the interpretation of certain provisions of the Sierra Agreement.

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

     In ruling upon Sierra's motion, the court directed that if Sierra elected to post as $5 million bond in Pro-Mark's favor, a temporary restraining order would be issued, pending a motion for a preliminary injunction. Sierra elected to post such bond. The Court will schedule a hearing on Sierra's request for a preliminary injunction. Pro-Mark is opposing Sierra's request for a preliminary injunction and is asking the court to refer Sierra's contentions and claims to the arbitration proceeding before the American Arbitration Association. The Company believes that it has the right to receive the disputed funds from Sierra under the Sierra Agreement, and that the Company has the right to terminate the agreement; however, if the court were to rule in favor of Sierra, and if Pro-Mark were both unable to terminate the agreement and unable to recover from Sierra the amounts Pro-Mark claimed were owed, then the Company's business would be materially adversely affected.

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

   Employment Agreements

     The Company has entered into employment agreements with certain key employees which expire at various dates through May 2000. Total minimum commitments under these agreements are approximately as follows:

             1998..................................................   $1,088
             1999..................................................      958
             2000..................................................      399
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

   Operating Leases

     The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31, 1997 are as follows:

            1998 ..................................................    $  584
            1999 ..................................................       436
            2000 ..................................................       383
            2001 ..................................................       378
            2002 ..................................................       363
            Thereafter ............................................       272
                                                                       ------
                                                                       $2,416
                                                                       ======

     Capital Leases

     The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31, 1997 are as follows:

            1998...................................................    $ 292
            1999...................................................      292
            2000...................................................      292
            2001...................................................      267
                                                                      ------
            Total minimum lease payments...........................    1,143
            Less: amount representing interest.....................     165
                                                                      ------
            Obligations under leases...............................      978
                 Less: current portion of lease obligation.........      222
                                                                      ------
                                                                      $  756
                                                                       =====

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

     The effect of temporary differences which give rise to a significant portion of deferred taxes is as follows as of December 31, 1997 and 1996:

                                                                   1997         1996
                                                                   ----         ----
Deferred tax assets:
     Reserves and accruals not yet deductible for tax purposes   $  3,700    $  3,327
     Net operating loss carryforward .........................      7,427       2,475
                                                                 --------    --------
         Subtotal ............................................     11,127       5,802
     Less: valuation allowance ...............................    (11,196)     (5,734)
                                                                 --------    --------

Total deferred tax assets ....................................        (69)         68
                                                                 --------    --------
Deferred tax liabilities:
     Property basis differences ..............................         69         (68)
                                                                 --------    --------
Total deferred tax liability .................................         69         (68)
                                                                 --------    --------
Net deferred taxes ...........................................   $     --    $     --
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

     There is no provision (benefit) for income taxes for the years ended December 31, 1997 and 1996. A reconciliation to the tax provision (benefit) at the Federal statutory rate is presented below:

                                                                      1997      1996
                                                                      ----      ----
Tax benefit at statutory rate.....................................  $4,589)   $(10,796)
State tax benefit, net of federal taxes ..........................    (891)     (2,096)
Provision for valuation allowance ................................   5,460       2,065
Non-deductible executive stock option compensation charge ........      --      10,816
     Other .......................................................      20          11
                                                                    ------      ------
Recorded income taxes ............................................  $   --    $     --
                                                                    ======      ======

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

     As of December 31, 1997 and 1996, the exercisable portion of outstanding options was 2,004,306 and 2,793,550, respectively. No options were exercisable at December 31, 1994. Stock option activity under the Plan through December 31, 1997 is as follows:

                                                                        Average
                                                      Options            Price
                                                     ----------       ----------

Balance, December 31, 1994 ................            552,300          $ 0.0067
     Granted ..............................          2,494,200          $ 0.0067
     Canceled .............................            (24,600)
                                                     ---------
Balance, December 31, 1995 ................          3,021,900          $ 0.0067
     Granted ..............................          1,124,902          $  11.26
     Canceled .............................            (46,421)
     Exercised ............................            (16,800)
                                                     ---------
Balance, December 31, 1996 ................          4,083,581          $   2.99
     Granted ..............................             85,000          $   9.49
     Canceled .............................           (178,750)
     Exercised ............................          1,294,550
                                                     ---------
Balance, December 31, 1997 ................          2,695,281          $   4.21
                  === ====                           =========          ========

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

     Accounting for Stock-Based Compensation

     In May 1996, the then majority stockholder of the Company granted to three individuals who were unaffiliated with the Company (each of whom became a director of the Company and two of whom also became officers of the Company) options to purchase an aggregate of 3,600,000 shares of Common Stock owned by him at $0.10 per share. These options are immediately exercisable and have a term of ten years, subject to earlier termination upon a change in control of the Company, as defined. In connection with these options, under APB 25, for the year ended December 31, 1996 the Company recorded a nonrecurring, non-cash stock option charge (and a corresponding credit to additional paid-in capital) of $26,640, representing the difference between the exercise price and $7.50, the deemed fair market value of the Common Stock at the date of grant. In January 1998, two of these individuals who are officers of the Company exercised a total of 3,300,000 of these options.

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

     Had compensation cost for the Company's stock option plans for employees and directors been determined based on the fair value method in accordance with SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below for the years ended December 31,:

                                                                   1997                      1996                      1995
                                                                   ----                      ----                      ----
                                                         As Reported  Pro Forma    As Reported   Pro Forma   As Reported   Pro Forma
                                                         -----------  ----------    -----------  ---------   -----------   ---------

Net loss                                                  $(13,497)    $(14,416)    $(31,754)    $(32,131)      (6,772)    $(6,779)
                                                          --------     --------     --------     --------     --------     --------
Basic and diluted loss per common  share                  $  (1.07)    $  (1.14)       (3.32)       (3.36)       (1.43)       (1.43)
                                                          --------     --------     --------     --------     --------     --------
Weighed average shares
     outstanding                                            12,620       12,620        9,557        9,557        4,732        4,732
                                                          ========     ========     ========     ========     ========     ========

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

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                             1997         1996        1995
                                             ----         ----        ----
Volatility                                     60%         50%         50%
Risk-free interest rate                        5%          5%          5%
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

NOTE 9--CONCENTRATION OF CREDIT RISK

     The majority of the Company's revenues have been derived from TennCare contracts pursuant to the RxCare Contract. The following table outlines contracts with plan sponsors having revenues which individually exceeded 10% of total revenues during the applicable time period:

                                                                                    Plan Sponsor
                                                            --------------------------------------------------------
                                                                  A             B            C             D
Year ended December 31, 1995
    % of total revenue....................................       30%           45%          --             -
    % of total accounts receivable at period end..........        *            28%          --             -
Year ended December 31, 1996
    % of total revenue....................................       18%           47%          11%            -
    % of total accounts receivable at period end..........        *            13%          14%            -
Year ended December 31, 1997
    % of total revenue....................................       21%           10%          13%           10%
    % of total accounts receivable at period end..........        *             *            *             *
----------
*    Less than 10%.

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

NOTE 11--SUBSEQUENT EVENTS

     The Company has entered into an agreement to acquire Continental Managed Pharmacy, Inc., a Cleveland based pharmacy benefit management company, for approximately 3.9 million shares of the Company's Common Stock. The acquisition is subject to shareholder approval and will be treated as a purchase for accounting and financial reporting purposes.

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

     In addition, footnote 1 to the "Option Grants in Last Fiscal Year" Table of
Item 11 - "Executive Compensation" in the Annual Report is hereby amended to add at the end of such footnote the following:

     Effective July 6, 1998, under a company repricing program, Mr. Posner elected to reprice the exercise price of this option to $6.50 per share. As a result of the conditions imposed upon such repricing program, the vested portion of this option became unvested and all 50,000 shares of MIM Common Stock subject to this option become exercisable in three equal installments on July 6, 1999, July 6, 2000 and July 6, 2001. The repricing program offered all employees holding options the right to reprice all outstanding options held by them on the same terms described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Amendment to No. 2 Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MIM Corporation

                                 By:      /s/ Barry A. Posner
                                        ----------------------------
Date:  August 4, 1998                   Name: Barry A. Posner
                                        Title:  Vice President