Form 10-Q/A
period 1998-03-31
MIM CORP
filed 1998-08-05
CIK 1014739

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number  0-28740

                                 MIM CORPORATION
              (Exact name of registrant as specified in it charter)

            Delaware                                          05-0489664
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                One Blue Hill Plaza, Pearl River, New York 10965
                    (Address of principal executive offices)

                                 (914) 735-3555
              (Registrant's telephone number, including area code)


________________________________________________________________________________
               (Former name, former address and former fiscal year
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 30, 1998, there were outstanding 13,822,000 shares of the Company's $0.0001 per value per share common stock ("Common Stock").

     MIM Corporation's ("MIM" or the "Company") Quarterly Report on Form 10-Q (the "Quarterly Report") for the period ended March 31, 1998 is hereby amended as follows:

     Item 1, "Financial Statements," in the Quarterly Report is hereby amended to delete Note 3 and to add Notes 3 and 4 as follows:

NOTE 3- OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") for the three months ended March 31, 1998. There were no transactions during this period that would be required to be reported as a component of other comprehensive income.

NOTE 4- SUBSEQUENT EVENTS

     On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra Health Services, Inc., a Nevada corporation ("Sierra"), a party to a PBM Services Agreement (the "Sierra Agreement") with the Company. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's dispute of certain amounts which the Company claimed were owed to it. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement.

     Effective May 15, 1998, Mr. John H. Klein, then the Company's Chief Executive Officer, Chairman of the Board of Directors and a director, resigned from such positions with the Company. Effective on that date, Mr. Richard H. Friedman, the Company's Chief Operating Officer, Chief Financial Officer and a director through May 15, 1998, succeeded Mr. Klein as the Company's Chief Executive Officer. Mr. Scott R. Yablon, then a director of the Company, joined the Company as an employee on May 1, 1998, and effective May 15, 1998, assumed the titles of President, Chief Financial Officer and Chief Operating Officer of the Company.

     Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Quarterly Report is hereby amended and restated and replaced in its entirety as follows:

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

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

     For the three months ended March 31, 1998, the Company recorded revenue of $98.0 million compared with revenue of $70.8 million for the three months ended March 31, 1997, an increase of $27.2 million. $17.6 million of the increase resulted from servicing 14 new plans covering approximately 490,000 lives throughout the United States as well as increased enrollment in existing commercial plans. Sierra, enrolled in October 1997, accounted for $10.0 million of the increased commercial revenue. TennCare(R) sponsors were responsible for an additional $9.6 million increase of revenue. In the last quarter of 1997, the Company entered into new contracts with two TennCare(R) managed care organizations to which the Company previously provided pharmacy benefit management services. These new contracts increased revenues by $17.1 million. In addition, favorable contract renegotiations and increased enrollment in other existing TennCare(R) sponsors increased revenues by $18.4 million. These increases in TennCare(R) revenues were partially offset by a decrease of $25.9 million from the restructuring in April 1997 of a major TennCare(R) contract (as discussed below). The contract was restructured from a risk-based (capitated) arrangement to a non-risk (fee-for-service) arrangement, although the Company continued to provide essentially the same services under the restructured contract. During the three months ended March 31, 1998, approximately 39% of the Company's revenues were generated from risk (capitated) contracts, compared to 68% during the three months ended March 31, 1997.

     Cost of revenue for the quarter ended March 31, 1998 increased to $92.4 million from $66.8 million for the quarter ended March 31, 1997, an increase of $25.6 million. New commercial contracts together with increased enrollment in existing commercial plans resulted in $18.4 million of such increases in cost of revenue. Such increase includes costs of $10.1 million resulting from the Sierra Agreement TennCare(R) contracts contributed $7.2 million of increased cost of revenue. Costs relating to TennCare(R) contracts increased by $32.7 million due to the two new TennCare(R) contracts referred to above ($16.5 million) and eligibility increases in existing plans, increased drug prices, and increased utilization of prescription drugs ($16.2 million). These costs were offset by the above-mentioned restructuring of a major TennCare(R) contract, which resulted in a decrease in cost of revenue of $25.5 million. As a percentage of revenue, cost of revenue was 94.3% for the three months ended March 31, 1998 compared to 94.4% for the three months ended March 31, 1997.

     At December 31, 1997, a reserve of $4.1 million was established for the anticipated losses on the Sierra Agreement. These losses resulted from unfavorable factors, including higher pharmacy utilization rates than contained in Sierra's historic claims data, higher than expected inflation in drug costs and the inability to restrict the formularies under certain Sierra plans, resulting in higher than anticipated drug costs. For the three months ended March 31, 1998, $2.6 million of this $4.1 million reserve was utilized. Management believes that the remaining reserve is adequate to cover any further losses under the Sierra Agreement.

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

     Accounts receivable increased approximately $11.0 million (from $23.7 million to $34.7 million) from December 31, 1997 to March 31, 1998. This increase resulted primarily from a proportionate increase in pharmacy benefit management business during the period. In addition, the timing of billing and collection for cetain TennCare clients previously being processed by an outside vendor changed after the Company began processing these claims in-house. This transition initially caused a delay in billing and collections for these clients.


Liquidity and Capital Resources


     For the three months ended March 31, 1998, net cash used in operating activities totaled $9.5 million, primarily due to increases in receivables of approximately $11.1 million resulting from increased revenues from both the TennCare(R) and commercial contracts. Such uses were partially offset by increases in claims payables of approximately $2.5 million. Investing activities provided $5.8 million in cash due primarily to the proceeds from maturities of investment securities of approximately $10.3 million, offset by the purchase of new investment securities of approximately $4.0 million. The

Company purchased $.5 million of property and equipment with cash on hand, primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage better its customers' pharmacy benefits programs. The Company did not have any additional material commitments for capital expenditures as of December 31, 1997.

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

     At March 31, 1998, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from its deferred tax asset, the Company has recorded a valuation allowance for the same amount. The Company will assess the need for a valuation allowance at each balance sheet date. The amount of net operating loss carryforwards which may be utilized in any given year may become limited by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, if a cumulative change in ownership of more than 50% occurs within a three year period.

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

     The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $4.9 million, representing RxCare's share of the Company's cumulative losses and amounts previously advanced or paid to RxCare, as of March 31, 1998.

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

     On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's dispute of certain amounts which the Company claimed were owed to it. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra
Agreement 90 days after notice thereof in accordance with the terms of the Sierra Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement for such 90-day period ending August 6, 1998.

     Effective May 15, 1998, John H. Klein, then the Company's Chief Executive Officer, Chairman of the Board of Directors and a director, resigned from such positions with the Company. Effective on that date, Richard H. Friedman, the Company's Chief Operating Officer, Chief Financial Officer and a director through May 15, 1998, succeeded Mr. Klein as the Company's Chief Executive Officer. Scott R. Yablon, then a director of the Company, joined the Company as an employee on May 1, 1998, and effective May 15, 1998, assumed the titles of President, Chief Financial Officer and Chief Operating Officer of the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           MIM Corporation





Date: August 4, 1998                                 /s/ Barry A. Posner
                                                      --------------------------
                                                     Barry A. Posner
                                                     Vice President