Form 10-Q/A
period 1998-03-31
MIM CORP
filed 1998-08-06
CIK 1014739

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)


[X]  AMENDMENT NO. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

     MIM Corporation's ("MIM" or the "Company") Quarterly Report on Form 10-Q for the period ended March 31, 1998, as amended by Amendment No. 1 thereto on Form 10-Q/A filed with the Securities and Exchange Commission on August 5, 1998 (as amended, the "Quarterly Report"), is hereby amended as follows:

     Item 1, "Financial Statements," in the Quarterly Report is hereby amended and restated and replaced in its entirety as follows:


                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                         March 31,       December 31,
                                                                           1998              1997
                                                                       -----------       ------------
                                                                       (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                         $  5,816          $  9,593
      Investment securities                                               15,243            19,235
      Receivables, less allowance for doubtful accounts
        of $1,386, in 1998 and 1997                                       34,742            23,666
      Prepaid expenses and other current assets                              832               888
                                                                        --------          --------
             Total current assets                                         56,633            53,382

Investment securities, net of current portion                              1,100             3,401
Other investments                                                          2,300             2,300
Property and equipment, net                                                3,626             3,499
Due from affiliates, less allowance for doubtful accounts
  of $2,360, in 1998 and 1997                                               --                --
Other assets, net                                                            187               145
                                                                        --------          --------

             Total assets                                               $ 63,846          $ 62,727
                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                      $    226          $    222
      Accounts payable                                                       367               931
      Deferred revenue                                                      --               2,799
      Claims payable                                                      29,462            26,979
      Payables to plan sponsors and others                                11,949            10,839
      Accrued expenses                                                     1,589             2,279
                                                                        --------          --------
             Total current liabilities                                    43,593            44,049

Capital lease obligations, net of current portion                            699               756

Commitments and contingencies

Minority interest                                                          1,112             1,112

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                  --                --
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           13,421,850 and 13,335,120 shares issued and outstanding
           at March 31, 1998 and December 31, 1997, respectively               1                 1
      Additional paid-in capital                                          73,593            73,585
      Accumulated deficit                                                (53,425)          (55,061)
      Stockholder notes receivable                                        (1,727)           (1,715)
                                                                        --------          --------
             Total stockholders' equity                                   18,442            16,810
                                                                        --------          --------

             Total liabilities and stockholders' equity                 $ 63,846          $ 62,727
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

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)


                                                              Three months ended
                                                                  March 31,
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

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                    1998        1997
                                                                                  --------    --------
                                                                                      (Unaudited)
Cash flows from operating activities:
        Net income                                                                $  1,636    $    698
            Adjustments to reconcile net loss to net cash provided by (used in)
                 operating activities:
                 Net loss allocated to minority interest                              --            (2)
                 Depreciation and amortization                                         361         239
                 Stock option charges                                                    7           7
                 Provision for losses on receivables and loans to affiliates          --           579
        Changes in assets and liabilities:
            Receivables                                                            (11,076)     (1,318)
            Prepaid expenses and other assets                                           56          (7)
            Accounts payable                                                          (564)       (826)
            Deferred revenue                                                        (2,799)       --
            Claims payable                                                           2,483       3,014
            Payables to plan sponsors and others                                     1,110      (2,180)
            Accrued expenses                                                          (690)       (454)
                                                                                  --------    --------
                 Net cash provided by (used in) operating activities                (9,476)       (250)
                                                                                  --------    --------

Cash flows from investing activities:
            Purchase of property and equipment                                        (487)       (312)
            Purchase of investment securites                                        (4,000)    (14,832)
            Proceeds from maturities of investment securities                       10,293      21,239
            Increase in other assets                                                   (43)        (11)
            Stockholder loans, net                                                     (12)        (35)
            Loans to affiliates, net                                                  --           359
                                                                                  --------    --------
                 Net cash provided by (used in) investing activities                 5,751       6,408
                                                                                  --------    --------

Cash flows from financing activities:
            Principal payments on capital lease obligations                            (53)        (53)
            Proceeds from exercise of stock options                                      1        --
                                                                                  --------    --------
                 Net cash provided by (used in) financing activities                   (52)        (53)
                                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents                                (3,777)      6,105

Cash and cash equivalents--beginning of period                                       9,593       1,834
                                                                                  --------    --------

Cash and cash equivalents--end of period                                          $  5,816    $  7,939
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
            Interest                                                              $     19    $     12
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
        Equipment acquired under capital lease obligations                        $   --      $   --
                                                                                  ========    ========
        Distribution to stockholder through the cancellation of
            stockholder notes receivable                                          $   --      $   --
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


     These consolidated financial statements should be read in conjunction with the consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by amendments thereto on Form 10-K/A, filed with the Commission (the "Form 10-K").


     The accounting policies following for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in Form 10K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of Basic Earnings per Share and Diluted Earnings per Share:

                                                                 Three Months
                                                                 Ended March 31,
(In thousands except per share share amounts)                   1998        1997
-----------------------------------------------------          ------     ------
Net income less preferred dividends                             1,636        698
Denominator:
  Average number of common shares outstanding                  13,369     12,068
                                                               ------     ------
Basic Earnings per Share                                       $  .12     $  .06
                                                               ======     ======
Denominator:
  Average number of common shares outstanding                  13,369     12,068
  Common share equivalents of outstanding stock                 1,763      3,053
     options and deferred contingent common stock
     awards
Total shares                                                   15,132     15,121
                                                               ------     ------
Diluted Earnings per  Share                                    $  .11     $  .05
                                                               ======     ======

NOTE 3- OTHER COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") for the three months ended March 31, 1998. There were no transactions during this period that would be required to be reported as a component of other comprehensive income.

NOTE 4- SUBSEQUENT EVENTS


     On April 14, 1998, the Company resolved its dispute with certain subsidiaries of Sierra Health Services, Inc., a Nevada corporation ("Sierra"), a party to a PBM Services Agreement (the "Sierra Agreement") with the Company. As disclosed in the Company's Form 10-K, this dispute related to the parties' divergent interpretations of certain provisions of the Sierra Agreement, which led to Sierra's dispute of certain amounts which the Company claimed were owed to it. Under the terms of the settlement, both parties dismissed their respective claims pending in the United States District Court, District of Nevada and the American Arbitration Association. In addition, the parties modified a number of provisions of the Sierra Agreement, including the addition of a provision permitting any party to terminate the Sierra Agreement at any time and for any reason upon 90 days' prior written notice. On May 8, 1998, the Company notified Sierra of its intention to terminate the Sierra Agreement 90 days after notice thereof in accordance with the terms of Agreement. The Company continues to provide pharmacy benefit management services to Sierra under the Sierra Agreement during the 90-day period ending August 6, 1998.


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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           MIM Corporation






Date: August 5, 1998                                 /s/ Barry A. Posner
                                                      --------------------------
                                                     Barry A. Posner
                                                     Vice President