Form 10-Q
period 1998-06-30
MIM CORP
filed 1998-08-11
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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


               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_        No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 5, 1998, there were outstanding 13,842,000 shares of the Company's $.0001 par value per share common stock ("Common Stock").

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART 1                 FINANCIAL INFORMATION

   Item 1  Financial Statements

           Consolidated Balance Sheets at
              June 30, 1998 (Unaudited) and December 31, 1997               3

           Unaudited Consolidated Statements of Operations for the
              three months and six months ended June 30, 1998 and 1997      4

           Unaudited Consolidated Statements of Cash Flows for the
              three months and six months ended June 30, 1998 and 1997      5

           Notes to the Unaudited Consolidated Financial Statements         6

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     7 - 10

   Item 3  Quantitative and Qualitative Disclosures about Market Risk      11

PART II           OTHER INFORMATION

   Item 2  Changes in Securities and Use of Proceeds                       12

   Item 5  Other Information                                               12

   Item 6  Exhibits and Reports on Form 8-K                                13

   SIGNATURES                                                              14

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except for share amounts)

                                                                     June 30,    December 31,
                                                                       1998          1997
                                                                    -----------  -----------
                                                                    (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                         $  2,583      $  9,593
   Investment securities                                               20,715        19,235
   Receivables, less allowance for doubtful accounts of
      $1,439 and $1,386 at June 30, 1998 and December 31,
      1997, respectively                                               41,005        23,666
   Prepaid expenses and other current assets                            1,222           888
                                                                     --------      --------
          Total current assets                                         65,525        53,382

Investment securities, net of current portion                             351         3,401
Other investments                                                       2,300         2,300
Property and equipment, net                                             3,832         3,499
Due from affiliates, less allowance for doubtful accounts
   of $2,360, in 1998 and 1997                                             --            --
Other assets, net                                                         353           145
                                                                     --------      --------

Total assets                                                         $ 72,361      $ 62,727
                                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligations                           231      $    222
   Accounts payable                                                     1,042           931
   Deferred revenue                                                        --         2,799
   Claims payable                                                      31,829        26,979
   Payables to plan sponsors and others                                13,073        10,839
   Accrued expenses                                                     4,105         2,279
                                                                     --------      --------
          Total current liabilities                                    50,280        44,049

Capital lease obligations, net of current portion                         639           756

Commitments and contingencies

Minority interest                                                       1,112         1,112

Stockholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares authorized,
      no shares issued or outstanding                                      --            --
   Common stock, $.0001 par value; 40,000,000 shares authorized,
      13,732,000 and 13,335,120 shares issued and outstanding
      at June 30, 1998 and December 31, 1997, respectively                  1             1
   Additional paid-in capital                                          73,603        73,585
   Accumulated deficit                                                (51,536)      (55,061)
   Stockholder notes receivable                                        (1,738)       (1,715)
                                                                     --------      --------
          Total stockholders' equity                                   20,330        16,810
                                                                     --------      --------
          Total liabilities and stockholders' equity                 $ 72,361      $ 62,727
                                                                     ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except for per share amounts)

                                                                           Three months ended                Six months ended
                                                                                June 30,                          June 30,
                                                                       --------------------------        --------------------------
                                                                          1998             1997             1998             1997
                                                                       ---------        ---------        ---------        ---------
                                                                               (Unaudited)                       (Unaudited)
Revenue                                                                $ 109,878        $  45,833        $ 207,841        $ 116,644

Cost of revenue                                                          103,660           41,972          196,044          108,801
                                                                       ---------        ---------        ---------        ---------

     Gross profit                                                          6,218            3,861           11,797            7,843

Selling, general and administrative expenses                               4,811            3,994            9,261            7,903
                                                                       ---------        ---------        ---------        ---------

     Income from operations                                                1,407             (133)           2,536              (60)

Interest income, net                                                         483              548              990            1,171
                                                                       ---------        ---------        ---------        ---------

     Income before minority interest                                       1,890              415            3,526            1,111

Minority interest                                                             (1)               3               (1)               5
                                                                       ---------        ---------        ---------        ---------
Net income                                                             $   1,889        $     418        $   3,525        $   1,116
                                                                       =========        =========        =========        =========


Basic earnings per share                                               $    0.14        $    0.03        $    0.26        $    0.09
                                                                       =========        =========        =========        =========
Diluted earnings per share                                             $    0.12        $    0.03        $    0.23        $    0.07
                                                                       =========        =========        =========        =========

Weighted average shares outstanding used in computing
     basic earnings per share                                             13,594           12,154           13,471           12,119
                                                                       =========        =========        =========        =========

Weighted average shares outstanding used in computing
     diluted earnings per share                                           15,489           15,163           15,467           15,163
                                                                       =========        =========        =========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                            1998        1997
                                                                          --------    --------
Cash flows from operating activities:
    Net income                                                            $  3,525    $  1,116
       Adjustments to reconcile net income to net cash provided
            by (used in) operating activities:
            Net income (loss) allocated to minority interest                     1          (5)
            Depreciation and amortization                                      721         513
            Stock option charges                                                14         121
            Provision for losses on receivables and loans to affiliates         53         570
    Changes in assets and liabilities:
       Receivables                                                         (17,392)     (2,284)
       Prepaid expenses and other assets                                      (334)        (25)
       Accounts payable                                                        111        (949)
       Deferred revenue                                                     (2,799)         --
       Claims payable                                                        4,850      (6,942)
       Payables to plan sponsors and others                                  2,234       2,274
       Accrued expenses                                                      1,826        (215)
                                                                          --------    --------
            Net cash used in operating activities                           (7,190)     (5,826)
                                                                          --------    --------

Cash flows from investing activities:
       Purchase of property and equipment                                   (1,051)       (710)
       Purchase of investment securities                                   (16,855)    (17,933)
       Proceeds from maturities of investment securities                    18,425      25,262
       Increase in other assets                                               (211)       (179)
       Stockholder loans, net                                                  (23)        (47)
       Loans to affiliates, net                                                 --         347
                                                                          --------    --------
            Net cash used in investing activities                              285       6,740
                                                                          --------    --------

Cash flows from financing activities:
       Principal payments on capital lease obligations                        (108)       (107)
       Proceeds from exercise of stock options                                   3          --
                                                                          --------    --------
            Net cash used in financing activities                             (105)       (107)
                                                                          --------    --------

Net increase (decrease) in cash and cash equivalents                        (7,010)        807

Cash and cash equivalents--beginning of period                               9,593       1,834
                                                                          --------    --------

Cash and cash equivalents--end of period                                  $  2,583    $  2,641
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

       Income taxes                                                       $     --    $     --
                                                                          ========    ========
       Interest                                                           $     37    $     22
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
    Equipment acquired under capital lease obligations                    $     --    $     --
                                                                          ========    ========
    Distribution to stockholder through the cancellation of
       stockholder notes receivable                                       $     --    $     --
                                                                          ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                             NOTES TO THE UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the six months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

     These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by the amendments thereto on Forms 10-K/A, filed with the Commission (as amended, the "Form 10-K").

     The accounting policies following for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of Basic Earnings per Share and Diluted Earnings per Share: (In thousands, except for per share amounts)

                                                          Three Months         Six Months
                                                         Ended June 30,      Ended June 30,
                                                         1998      1997      1998      1997
                                                       -------   -------   -------   -------
Numerator:
       Net income                                      $ 1,889   $   418   $ 3,525   $ 1,116
                                                       =======   =======   =======   =======
Denominator:
       Weighted average number of common shares
       outstanding                                      13,594    12,154    13,601    12,119
                                                       -------   -------   -------   -------
Basic Earnings per Share                               $   .14   $   .03   $   .26   $   .09
                                                       =======   =======   =======   =======
Denominator:
       Weighted average number of common shares
       outstanding                                      13,594    12,154    13,471    12,119
                                                       -------   -------   -------   -------
       Common share equivalents of outstanding stock
       options                                           1,895     3,009     1,996     3,044
                                                       -------   -------   -------   -------
Total shares outstanding                                15,489    15,163    15,467    15,163
                                                       -------   -------   -------   -------
Diluted Earnings per  Share                            $   .12   $   .03   $   .23   $   .07
                                                       =======   =======   =======   =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K as well as the unaudited consolidated interim financial statements and the related notes thereto included in Item 1 of this Report.

     Certain statements contained in this report are not purely historical and are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, as well as statements which are not historical fact. Forward looking statements may include statements relating to business development activities, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results and/or effect of legal proceedings or investigations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with capitated (i.e., risk-based) contracts, increased government regulation related to the health care industry in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors which are vertically integrated with pharmaceutical manufacturers, and the existence of complex laws and regulations relating to the Company's business. This Report and the Form 10-K contain information regarding important factors which could cause such differences. MIM does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Overview

     A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing health plan sponsors involved in the newly instituted TennCare(R) state health program. At June 30, 1998, the Company provided pharmacy benefit management services to 47 health plan sponsors with an aggregate of approximately 2.0 million plan members. TennCare(R) represented eight health plans with approximately 1.3 million plan members.

     The Company intends to offset, against profit sharing amounts, if any, due RxCare in the future under the Company's contract with RxCare, approximately $2.6 million, representing RxCare's share of the Company's cumulative losses and amounts previously advanced or paid to RxCare as of June 30, 1998.

     The contract with RxCare expires on December 31, 1998. In total, this contract accounted for 74.2% of the Company's revenues for the six months ended June 30, 1998. While this contract expires by its terms on December 31, 1998, it automatically renews for a one year period ending December 31, 1999 unless a termination notice is given by either party on or before October 3, 1998. While management believes that this contract will be renewed, there can be no assurance that it will be renewed at all or on terms as favorable as those currently in effect. Failure to renew this contract in total or on terms as favorable as those currently in effect could have a material adverse effect on the Company's business and results of operations.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

     For the three months ended June 30, 1998, the Company recorded revenue of $109.9 million compared with revenue of $45.8 million for the three months ended June 30, 1997, an increase of $64.1 million. Approximately $23.0 million of the increase in revenues resulted from servicing 12 new commercial plans covering approximately 404,000 lives throughout the United States as well as increased enrollment of approximately 102,000 lives in existing commercial plans. Certain plans managed by Sierra Health Services Inc. (the "Sierra Plans"), enrolled in October 1997, accounted for $11.7 million of the $23.0 million increase in commercial revenues. TennCare(R) sponsors were responsible for the remaining $41.1 million increase of revenue. Approximately $25.1 million of this increase in revenues from TennCare(R) contracts was attributable to new contracts entered into in the fourth quarter of 1997 with one TennCare(R) behavioral health organization ("BHO") and one TennCare(R) managed care organization ("MCO") to which the Company previously provided pharmacy benefit management services (the "New TennCare(R) Contracts"). In addition, contract renewals on more favorable terms since the beginning of the year and increased enrollment in existing TennCare(R) sponsors increased revenues by $16.0 million. During the three months ended June 30, 1998, approximately 35% of the Company's revenues were generated from risk - based (capitated) contracts, compared to 50% during the three months ended June 30, 1997.

     Effective July 1, 1998, the Tennessee Department of Health assumed financial responsibility for the TennCare(R) behavioral health pharmacy program and the costs associated therewith. All of the Company's BHO contracts together provided $29.1 million of revenues for the three months ended June 30, 1998. Failure to renew these contracts at all or on terms as favorable as those currently in effect could have a material adverse effect on the Company's business and results of operations.

     Cost of revenue for the three months ended June 30, 1998 increased to $103.7 million from $42.0 million for the three months ended June 30, 1997, an increase of $61.7 million. New commercial contracts together with increased enrollment in existing commercial plans accounted for $24.4 million of this increase in cost of revenue (including costs of $11.7 million attributable to the Sierra Plans). TennCare(R) contracts were responsible for the remaining $37.3 million of increased cost of revenue. Costs relating to the two New TennCare(R) Contracts accounted for $22.3 million of such increase and eligibility increases in existing plans, increased drug prices and increased utilization of prescription drugs under TennCare(R) contracts accounted for the remaining $15.0 million of such increase in cost of revenue. As a percentage of revenue, cost of revenue increased to 94.3% for the three months ended June 30, 1998 from 91.6% for the three months ended June 30, 1997 primarily due to higher than expected utilization under certain risk-based contracts and continued increases in drug costs under risk-based contracts.

     Selling, general and administrative expenses were $4.8 million for the three months ended June 30, 1998 compared to $4.0 million for the three months ended June 30, 1997, an increase of $0.8 million. These increased expenses reflect the Company's continuing commitment to enhance its ability to manage efficiently its growth in pharmacy benefits by investing in additional operational and clinical personnel as well as information technology systems to support new and existing customers. In addition, the Company incurred additional legal costs primarily in connection with the final settlement of its dispute with Sierra. As a percentage of revenue, selling, general and administrative expenses decreased to 4.4% for the three months ended June 30, 1998 from 8.7% for the three months ended June 30, 1997.

     For the three months ended June 30, 1998, the Company recorded net income of $1.9 million, or $0.14 per basic share. This compares with net income of $0.4 million, or $0.03 per basic share, for the three months ended June 30, 1997. This increase is due largely to the above-described changes in revenue and cost of revenue.

Six months ended June 30, 1998 compared to six months ended June 30, 1997

     For the six months ended June 30, 1998, the Company recorded revenue of $207.8 million compared with revenue of $116.6 million for the six months ended June 30, 1997, an increase of $91.2 million. Approximately $40.5 million of the increase in revenues resulted from servicing 12 new commercial plans covering approximately 404,000 lives throughout the United States as well as increased enrollment of approximately 102,000 lives in existing commercial plans. The Sierra Plans accounted for $21.8 million of the $40.5 million increase in commercial revenues. TennCare(R) sponsors were responsible for the remaining
$50.7 million increase in revenue. Approximately $46.0 million of the increase in revenues from TennCare(R) contracts was attributable to the New TennCare(R) Contracts. In addition, contract renewals on more favorable terms during the first six months of 1998 and increased enrollment in other existing TennCare(R) sponsors increased revenues by $30.5 million. These increases in TennCare(R) revenues were partially offset by a decrease of $25.8 million from the restructuring in April 1997 of a major TennCare(R) contract. The contract was restructured from a risk-based (capitated) arrangement to a non-risk (fee-for-service) arrangement, although the Company continued to provide essentially the same services under the restructured contract. During the six months ended June 30, 1998, approximately 37% of the Company's revenues were generated from risk-based (capitated) contracts, compared to 61% during the six months ended June 30, 1997.

     Effective July 1, 1998, the Tennessee Department of Health assumed financial responsibility for the TennCare(R) behavioral health pharmacy program and the costs associated therewith. All of the Company's BHO contracts together provided $53.9 million of revenues for the six months ended June 30, 1998. Failure to renew these contracts at all or on terms as favorable as those currently in effect could have a material adverse effect on the Company's business and results of operations.

     Cost of revenue for the six months ended June 30, 1998 increased to $196.0 million from $108.8 million for the six months ended June 30, 1997, an increase of $87.2 million. New commercial contracts together with increased enrollment in existing commercial plans accounted for $42.7 million of such increase in cost of revenue (including costs of $21.7 million attributable to the Sierra Plans). TennCare(R) contracts were responsible for the remaining $44.5 million of increased cost of revenue. Costs relating to the two New TennCare(R) Contracts accounted for $42.3 million of such increase and eligibility increases in existing plans, increased drug prices and increased utilization of prescription drugs under TennCare(R) contracts accounted for the remaining $27.5 million of such increased cost of revenue. These costs were offset by the above-mentioned restructuring of a major TennCare(R) contract, which resulted in a decrease in cost of revenue of $25.3 million. As a percentage of revenue, cost of revenue increased to 94.3% for the six months ended June 30, 1998 from 93.3% for the six months ended June 30, 1997 primarily due to higher than expected utilization under certain risk-based contracts and continued increases in drug costs under risk-based contracts.

     At  December  31,  1997,  a reserve of $4.1  million  was  established  for anticipated losses in connection with the Sierra Plans. These losses are expected to result from unfavorable factors, including higher pharmacy utilization rates than contained in Sierra's historic claims data, higher than expected inflation in drug costs and the inability to restrict the formularies under certain Sierra Plans, resulting in higher than anticipated drug costs. For the six months ended June 30, 1998, $3.4 million of this $4.1 million reserve was utilized. Management believes that the remaining reserve is adequate to cover any further losses in connection with the Sierra Plans. The Company's contract covering the Sierra Plans terminated on August 6, 1998. This termination is expected to reduce revenues by approximately $3.5 million per month, but will have no impact on net income in 1998 as the Company reserved for all anticipated losses in connection with the Sierra Plans at December 31, 1997.

     Selling, general and administrative expenses were $9.3 million for the six months ended June 30, 1998 compared to $7.9 million for the six months ended June 30, 1997, an increase of $1.4 million. These increased expenses reflect the Company's continuing commitment to enhance its ability to efficiently manage its growth in pharmacy benefits by investing in additional operational and clinical personnel as well as information technology systems to support new and existing customers. In addition, the Company incurred additional legal costs primarily in connection with the final settlement of its dispute with Sierra. As a percentage of revenue, selling, general and administrative expenses decreased to 4.5% for the six months ended June 30, 1998 from 6.8% for the six months ended June 30, 1997.

     For the six months ended June 30, 1998, the Company recorded interest income of $1.0 million, a decrease of $0.2 million. The decrease in interest income resulted from a reduced level of investments due to additional working capital needs of the Company. The level of invested funds decreased $1.6 million to $23.4 million.

     For the six months ended June 30, 1998, the Company recorded net income of $3.5 million, or $0.26 per basic share. This compares with net income of $1.1 million, or $0.09 per basic share, for the six months ended June 30, 1997. This increase is due largely to the above-described changes in revenue and cost of revenue.

Liquidity and Capital Resources

     For the six months ended June 30, 1998, net cash used in operating activities totaled $7.2 million, primarily due to increases in receivables of approximately $17.4 million. The increase in accounts receivable resulted primarily from a proportionate increase in pharmacy benefit management business during the period. In addition, the timing of billing and collection for certain TennCare(R) clients previously being processed by an outside vendor changed after the Company began processing these claims in-house. This transition initially caused a delay in billing and collections for these clients. Such uses were partially offset by increases in claims payable of approximately $4.9 million.

     At June 30, 1998, the Company had working capital of $15.2 million, compared to $9.3 million at December 31, 1997. Cash and cash equivalents decreased to $2.6 million at June 30, 1998 compared with $9.6 million at December 31, 1997, primarily for the reasons described above. The Company had investment securities held to maturity of $21.1 million and $22.6 million at June 30, 1998 and December 31, 1997, respectively.

     At June 30, 1998, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from its deferred tax assets, the Company has recorded a valuation allowance for the same amount. The Company will assess the need for a valuation allowance at each balance sheet date. The amount of net operating loss carryforwards which may be utilized in any given year may become limited by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, if a cumulative change in ownership of more than 50% occurs within a three year period.

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

Other Matters

     The Company's pharmaceutical claims costs historically have been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months. Non-risk contracts represented approximately 63% of the Company's revenue for the six months ended June 30, 1998. Under non-risk contracts, seasonally higher utilization no longer materially adversely effects the Company's gross margin.

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

     The TennCare(R) program has been controversial since its inception and has generated federal and state government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare(R) program will not adversely affect the Company's business or results of operations in the future.

     The so-called "year 2000 problem," which is common to many companies, concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information as the year 2000 approaches. The Company believes that it does not and will not have any material year 2000 problems. This belief is based upon a review of its internally-generated programs, representations made by external software program and hardware suppliers, experience processing information with dates on or after the year 2000 and the known availability of software which the Company may utilize and which is free of year 2000 problems.

     On January 27, 1998, the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP"), entered into an Agreement and Plan of Merger with Continental Managed Pharmacy Services, Inc. ("Continental") and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. As a result thereof, Continental would become a wholly-owned subsidiary of the Company.

The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger will occur during the third quarter of 1998, there can be no assurances that the Merger will occur at such time or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     From August 14, 1996 through June 30, 1998, the $46,788,000 net proceeds from the Offering, pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

     Construction of plant, building and facilities ...........      $        --
     Purchase and installation of machinery and equipment .....      $ 2,686,000
     Purchases of real estate .................................      $        --
     Acquisition of other business ............................      $ 2,300,000
     Repayment of indebtedness ................................      $        --
     Working capital ..........................................      $18,153,000
     Temporary investments:
            Marketable securities .............................      $21,066,000
            Overnight cash deposits ...........................      $ 2,583,000

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

Item 5.  Other Information

     On January 27, 1998, the Company and its wholly owned subsidiary, CMP Acquisition Corp. ("CMP"), entered into an Agreement and Plan of Merger with Continental Managed Pharmacy Services, Inc. ("Continental") and certain of its principal shareholders. Upon consummation of the merger (the "Merger"), CMP and Continental would merge, whereupon Continental would be the surviving corporation and the separate corporate existence of CMP would terminate. As a result thereof, Continental would become a wholly-owned subsidiary of the Company. The Merger is subject to a number of customary conditions to closing. While it is anticipated that the Merger will occur during the third quarter of 1998, there can be no assurances that the Merger will occur at such time or at all.

     Effective July 6, 1998, the Company consummated a stock option repricing program. Each then current employee of the Company holding options under the Company's 1996 Stock Incentive Plan was offered an opportunity to reprice the exercise price of not less than all options granted at a particular exercise price to an exercise price of $6.50 per share. In consideration of receiving repriced options, each employee agreed that all such repriced options, including those already vested, would become unvested and exercisable in three equal installments on the first three anniversaries of the date of the repricing.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Number           Description
     --------------           -----------

         10.49 Employment Agreement dated April 17, 1998 between MIM Corporation and Scott R. Yablon.

         10.50 Amendment No. 1 to Employment Agreement dated as of May 15, 1998 between MIM Corporation and Barry
                              A. Posner.

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

                             MIM Corporation

Date: August 10, 1998        /s/ Scott R. Yablon
                             ---------------------------------------------------
                             Scott R. Yablon
                             President, Chief Operating Officer, Chief Financial
                             Officer and Director
                             (Principal Financial Officer)