Form 10-Q
period 1998-09-30
MIM CORP
filed 1998-11-16
CIK 1014739

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  September 30, 1998
                               -------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number  0-28740
                       ---------------------------------------------------------

                                 MIM CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    05-0489664
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                    No.)

                     100 Clearbrook Road, Elmsford, NY 10523
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 460-1600
                   ------------------------------------------
              (Registrant's telephone number, including area code)

          One Blue Hill Plaza, 15th Floor, Pearl River, New York 10965
   ---------------------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      On October 29, 1998, there were outstanding 17,840,748 shares of the Company's common stock, $.0001 par value per share ("Common Stock").

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements

            Consolidated Balance Sheets at
              September 30, 1998 and December 31, 1997                    3

            Consolidated Statements of Operations for the
              three months and nine months ended September
              30, 1998 and 1997                                           4

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1998 and 1997               5

            Notes to the Consolidated Financial Statements               6-7

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-15

     Item 3 Quantitative and Qualitative Disclosures about Market
            Risk                                                         15

PART II OTHER INFORMATION

     Item 2 Changes in Securities and Use of Proceeds                    16

     Item 4 Submission of Matters to a Vote of Security Holders          16

     Item 5 Other Information                                            17

     Item 6 Exhibits and Reports on Form 8-K                             17

     SIGNATURES                                                          18

     EXHIBIT INDEX                                                       19

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                        September 30,   December 31,
                                                            1998           1997
                                                         ---------      ---------
                                                         (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                             $  10,146      $   9,593
   Investment securities                                    19,108         19,235
   Receivables, less allowance for doubtful accounts
     of $3,008 and $1,386 at September 30, 1998 and
     December 31, 1997                                      47,636         23,666
   Inventory                                                   905           --
   Prepaid expenses and other current assets                   842            888
                                                         ---------      ---------
        Total current assets                                78,637         53,382

Investment securities, net of current portion                1,027          3,401
Other investments                                            2,300          2,300
Property and equipment, net                                  4,446          3,499
Due from affiliates, less allowance for doubtful
  accounts of $2,360                                          --             --
Other assets, net                                              146            145
Deferred income taxes                                          270           --
Intangible assets, net                                      19,452           --
                                                         ---------      ---------
        Total assets                                     $ 106,278      $  62,727
                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligations          $     245      $     222
   Current portion of long-term debt                           248           --
   Accounts payable                                          5,621            931
   Deferred revenue                                           --            2,799
   Claims payable                                           32,609         26,979
   Payables to plan sponsors and others                     17,863         10,839
   Accrued expenses                                          3,165          2,279
                                                         ---------      ---------
        Total current liabilities                           59,751         44,049

Capital lease obligations, net of current portion              595            756
Long-term debt, less current portion                         4,240           --

Commitments and contingencies

Minority interest                                            1,112          1,112

Stockholders' equity
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized, no shares issued or outstanding              --             --
   Common stock, $.0001 par value; 40,000,000 shares
     authorized, 17,840,748 and 13,335,120 shares
     issued and outstanding at September 30, 1998 and
     December 31, 1997                                           2              1
   Additional paid-in capital                               91,608         73,585
   Accumulated deficit                                     (49,281)       (55,061)
   Stockholder notes receivable                             (1,749)        (1,715)
                                                         ---------      ---------
        Total stockholders' equity                          40,580         16,810
                                                         ---------      ---------

        Total liabilities and stockholders' equity       $ 106,278      $  62,727
                                                         =========      =========


   The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      Three months ended     Nine months ended
                                                         September 30,          September 30,
                                                       -----------------    -------------------
                                                         1998      1997       1998        1997
                                                       -----------------    -------------------
                                                           (Unaudited)          (Unaudited)
Revenue                                                $115,737  $48,311    $323,578   $164,955

Cost of revenue                                         107,839   46,558     303,883    155,359
                                                       --------  -------    --------   --------
  Gross profit                                            7,898    1,753      19,695      9,596

Selling, general and administrative expenses              6,071    5,240      15,332     13,143
                                                       --------  -------    --------   --------
  Income (loss) from operations                           1,827   (3,487)      4,363     (3,547)

Interest income, net                                        428      566       1,418      1,737
                                                       --------  -------    --------   --------
  Income (loss) before minority interest                  2,255   (2,921)      5,781     (1,810)

Minority interest                                          --       --            (1)         5
                                                       --------  -------    --------   --------
Net income (loss)                                      $  2,255  $(2,921)   $  5,780   $ (1,805)
                                                       ========  =======    ========   ========

Basic earnings (loss) per share                        $   0.15  $ (0.23)   $   0.41   $  (0.15)
                                                       ========  =======    ========   ========
Diluted earnings (loss) per share                      $   0.14  $ (0.23)   $   0.37   $  (0.15)
                                                       ========  =======    ========   ========
Weighted average shares outstanding used in computing
  basic earnings (loss) per share                        15,485   12,911      14,142     12,381
                                                       ========  =======    ========   ========
Weighted average shares outstanding used in computing
  diluted earnings (loss) per share                      16,659   12,911      15,753     12,381
                                                       ========  =======    ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share amounts)

                                                                          Nine Months Ended
                                                                           September 30,
                                                                        --------------------
                                                                           1998        1997
                                                                        --------------------
Cash flows from operating activities:
   Net income                                                           $  5,780    $ (1,805)
     Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
          Net loss allocated to minority interest                              1          (5)
          Depreciation and amortization                                    1,236         767
          Stock option charges                                                22          22
          Provision for losses on receivables and loans to affiliates       (139)        562
   Changes in assets and liabilities net of effects from
   acquisition of subsidiary
     Receivables                                                         (14,556)     (1,662)
     Prepaid expenses and other current assets                               157           2
     Accounts payable                                                     (1,644)       (662)
     Inventory                                                               (83)       --
     Deferred revenue                                                     (2,799)       --
     Claims payable                                                        5,027      (3,931)
     Payables to plan sponsors and others                                  7,024       2,934
     Accrued expenses                                                     (1,351)        192
                                                                        --------    --------
          Net cash (used in) operating activities                         (1,325)     (3,586)
                                                                        --------    --------

Cash flows from investing activities:
     (Increase) decrease in other assets                                      28        (177)
     Loans to affiliates, net                                               --           329
     Stockholder loans, net                                                  (34)        (58)
     Purchase of investment securities                                   (25,872)    (25,332)
     Maturities of investment securities                                  28,373      33,598
     Purchase of property and equipment                                   (1,568)     (1,132)
     Cost incurred in purchase of subsidiary net of cash acquired           (594)       --
                                                                        --------    --------
          Net cash provided by investing activities                          333       7,228
                                                                        --------    --------

Cash flows from financing activities:
     Principal payments on capital lease obligations                        (167)       (162)
     Net borrowings from line of credit                                    1,708        --
     Proceeds from exercise of stock options                                   4         113
                                                                        --------    --------
          Net cash provided by (used in) financing activities              1,545         (49)
                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                         553       3,593

Cash and cash equivalents--beginning of period                          $  9,593    $  1,834
                                                                        --------    --------
Cash and cash equivalents--end of period                                $ 10,146    $  5,427
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                           $     89    $     32
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

The Company issued 3,912,448 shares of Common Stock to acquire Continental Managed Pharmacy Services and subsidiaries. The aggregate value of the shares issued approximated $18,000. See Note 3.

A capital lease obligation of $40 was incurred when the Company entered into a lease for equipment.


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                             NOTES TO THE UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated interim financial statements of MIM Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998.

      These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended by the amendments thereto on Forms 10-K/A, filed with the Commission (as amended, the "Form 10-K") along with the information contained in the Registration Statement on Form S-4 (the "Form S-4") filed in connection with the Company's recent acquisition (Note 3).

      The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                       (In thousands, except per share amounts)
                                       ----------------------------------------

                                         Three Months           Nine Months
                                      Ended September 30,    Ended September30,
                                       1998       1997        1998       1997
                                     --------   --------    --------   --------
Numerator:

  Net income                         $  2,255   $ (2,921)   $  5,780   $ (1,805)
                                     ========   ========    ========   ========

Denominator:

  Weighted average number of
   common shares outstanding           15,485     12,911      14,142     12,381
                                     --------   --------    --------   --------
Basic Earnings per Share             $    .15   $   (.23)   $    .41   $   (.15)
                                     ========   ========    ========   ========

Denominator:

  Weighted average number of
   common shares outstanding           15,485     12,911      14,142     12,381
  Common share equivalents
   of outstanding stock options         1,174         --       1,611         --
                                     --------   --------    --------   --------
Total shares outstanding               16,659     12,911      15,753     12,381
                                     --------   --------    --------   --------
Diluted Earnings per  Share          $    .14   $   (.23)   $    .37   $   (.15)
                                     ========   ========    ========   ========

                        MIM CORPORATION AND SUBSIDIARIES
                             NOTES TO THE UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACQUISITION

      On August 24, 1998, the Company completed its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries (collectively, "Continental"). Continental provides pharmacy benefit management and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $.9 million, approximated $18.9 million. Assets acquired approximated $11.3 million and liabilities assumed approximated $12.0 million resulting in approximately $19.6 million of goodwill and other intangible assets which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The consolidated financial statements of the Company for the three and nine month periods include the results of Continental from date of acquisition.

      The following unaudited consolidated pro forma information has been prepared assuming Continental was acquired as of January 1, 1997, with pro forma adjustments for amortization of goodwill and other intangible assets and income taxes. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the acquisition had been made on January 1, 1997. In addition, this pro forma information is not intended to be a projection of future operating results.

                                            Nine months ended September 30,
                                        In Thousands, except per share amounts
                                        --------------------------------------

                                                     1998      1997
                                                   --------  --------

Revenue                                            $364,224  $196,265
                                                   ========  ========

Net income (loss)                                  $  6,140  $ (1,944)
                                                   ========  ========

Basic earning (loss) per share                     $    .35  $   (.12)
                                                   ========  ========

Diluted earning (loss) per share                   $    .32  $   (.12)
                                                   ========  ========

The amounts above include $47,684 of revenue from the operations of Continental for the nine months ended September 30, 1998 and $31,310 for the nine months ended September 30, 1997.

NOTE 4 - OTHER COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") for the nine months ended September 30, 1998. There were no transactions during the period that would be required to be reported as a component of comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K and the Form S-4 concerning its recent acquisition (see below), as well as the unaudited consolidated interim financial statements and the related notes thereto included in Item 1 of this Report.

      Certain statements contained in this report are not purely historical and are considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, as well as statements which are not historical fact. Forward looking statements may include statements relating to the Company's business development activities, its' sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the effect of year 2000 problems on the Company's operations and/or effect of legal proceedings or investigations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors which are vertically integrated with pharmaceutical manufacturers, and the existence of complex laws and regulations relating to the Company's business. This Report along with the Company's Forms 10-K and S-4 contain information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Overview

      A majority of the Company's revenues to date have been derived from operations in the State of Tennessee in conjunction with RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association, a not-for-profit organization. The Company assisted RxCare in defining and marketing pharmacy benefit services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations until January 1994 when RxCare began servicing health plan sponsors involved in the newly instituted TennCare(R) state health program. At September 30, 1998, the Company provided pharmacy benefit management services to 125 health plan sponsors with an aggregate of approximately 3.2 million plan members. TennCare(R) represented eight health plans with approximately 2.5 million plan members.

      The contract with RxCare accounted for 73.4% of the Company's revenues for the nine months ended September 30, 1998 and expires on December 31, 1998. On September 29, 1998, in accordance with the terms of that contract, the Company notified RxCare of its intention not to renew the current agreement. Management of the Company does not believe it will enter into a new agreement with RxCare, but rather the Company intends to market its pharmacy benefit management services in Tennessee directly to managed care organizations, behavioral health organizations, third party administrators, employer groups as well as the State of Tennessee. However, no assurances can be made that such marketing efforts will result in contracts between the Company and such organizations. The failure of the Company to successfully market the its services directly to health care organizations in Tennessee would have a material adverse effect on the Company's financial condition and results of operations.

Recent Acquisition

      On August 24, 1998, the Company completed its acquisition of Continental, which provides pharmacy benefit management services to approximately 74 groups with membership of approximately 195,000 lives along with mail order pharmacy services for a variety of customers. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $.9 million, approximated $18.9 million. Assets acquired approximated $11.3 million and liabilities assumed approximated $12.0 million resulting in approximately $19.6 million of goodwill and other intangible assets which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The consolidated financial statements of the Company for the three and nine month periods include the results of Continental from date of acquisition.

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

      For the three months ended September 30, 1998, the Company recorded revenue of $115.7 million, an increase of $67.4 million from the same period a year ago. Approximately $17.3 million of the increase in revenues resulted from an increase of 71,000 lives managed under existing commercial plans and the servicing of 18 new commercial plans covering approximately 224,000 lives. The acquisition of Continental increased revenues $6.6 million. Revenue from TennCare(R) contracts increased approximately $43.5 million as a result of two new contracts entered into in the fourth quarter of 1997 ($26.4 million) and contract renewals on more favorable terms and increased enrollment in the TennCare(R) plans ($17.1 million).

      During the three months ended September 30, 1998, approximately 30% of the Company's revenues were generated from risk-based (capitated) contracts, compared to 51% during the three months ended September 30, 1997.

      Effective July 1, 1998, the Tennessee Department of Health assumed financial responsibility for the TennCare(R) behavioral health pharmacy program and the costs associated therewith. The Company's behavioral health organization ("BHO") contracts provided $31.3 million of revenues for the three months ended September 30, 1998. The Tennessee Department of Health has the right, but is not obligated, to enter into a separate agreement with a pharmacy services provider, which would effectively replace the Company's BHO contracts. To date, the Department of Health has not taken such action. The BHO contracts, like all of the TennCare(R) contracts, expire on December 31, 1998. The ability of the Company to negotiate an arrangement with the Department of Health or the failure to renew these contracts with the BHO's at all or on terms as favorable as those currently in effect could have a material adverse effect on the Company's business and results of operations.

      Cost of revenue for the three months ended September 30, 1998 increased $61.3 million to $107.8 million compared to the same period a year ago. New commercial contracts, together with increased enrollment in existing commercial plans accounted for $15.6 million of this increase. The acquisition of Continental accounted for $5.2 million of this increase. TennCare(R) contracts were responsible for the remaining $40.5 million of the increase. Costs relating to the two new TennCare(R) contracts accounted for $25.5 million of such increase. Costs associated with eligibility increases in existing plans, increased drug prices and increased utilization of prescription drugs accounted for the remaining $15.0 million increase. As a percentage of revenue, cost of revenue decreased to 93.2% for the three months ended September 30, 1998 from 96.4% for the three months ended September 30, 1997 as a result of contract renewals on more favorable terms and a greater percentage of the Company's revenues being generated from non-risk based arrangements.

      Selling, general and administrative expenses were $6.1 million for the three months ended September 30, 1998 compared to $5.2 million for the three months ended September 30, 1997. The increase was primarily due to the acquisition of Continental. As a percentage of revenue, selling, general and administrative expenses decreased to 5.2% for the three months ended September 30, 1998 from 10.8% for the three months ended September 30, 1997 as revenue increases did not result in proportional increases in expenditures.

      For the three months ended September 30, 1998, the Company recorded interest income of $.4 million, a decrease of $.1 million from the same period a year ago. The decrease in interest income resulted from a reduced level of investment opportunities due to the additional working capital needs of the Company (See "Liquidity and Capital Resources").

      For the three months ended September 30, 1998, the Company recorded net income of $2.3 million, or $.14 per diluted share. This compares with a net loss of $2.9 million, or $(.23) per diluted share, for the three months ended September 30, 1997.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

      For the nine months ended September 30, 1998, the Company recorded revenue of $323.6 million, an increase of $158.6 million from the same period a year ago. Commercial plans provided approximately $57.8 million of the increase including $26.6 million of revenue from a Nevada based managed care organization (the "Nevada Plans") The increase in revenues resulted from managing an additional 71,000 lives under existing commercial plans and servicing 18 new commercial plans covering approximately 224,000 lives. The acquisition of Continental resulted in increased revenues of $6.6 million. Revenue from TennCare(R) contracts increased approximately $92.4 million as a result of two new contracts entered into in the fourth quarter of 1997 ($72.4 million) and contract renewals on more favorable terms and increased enrollment in the TennCare(R) plans ($47.4 million). Increases in TennCare(R) revenues were partially offset by a decrease of $25.6 million from the restructuring of a major TennCare(R) contract in April of 1997.

      During the nine months ended September 30, 1998, approximately 35% of the Company's revenues were generated from risk-based (capitated) contracts, compared to 58% during the same period a year ago.

      Effective July 1, 1998, the Tennessee Department of Health assumed financial responsibility for the TennCare(R) behavioral health pharmacy program and the costs associated therewith. The Company's BHO contracts provided $85.2 million of revenues for the nine months ended September 30, 1998. The Tennessee Department of Health has the right, but is not obligated, to enter into a separate agreement with a pharmacy services provider, which would effectively replace the Company's BHO contracts. To date, the Department of Health has not taken such action. The BHO contracts, like all of the TennCare(R) contracts, expire on December 31, 1998. The ability of the Company to negotiate an arrangement with the Department of Health or the failure to renew these contracts with the BHO's at all or on terms as favorable as those currently in effect could have a material adverse effect on the Company's business and results of operations.

      Cost of revenue for the nine months ended September 30, 1998 increased $148.5 million to $303.9 million compared to the same period a year ago. New commercial contracts together with increased enrollment in existing commercial plans accounted for $58.3 million of the increase, including $26.8 million relating to the Nevada Plans. Costs attributable to the acquisition of Continental accounted for $5.2 million of the increase. TennCare(R) contracts increased cost of revenue $85.0 million. Costs relating to the two new TennCare(R) contracts accounted for $67.8 million of such increase. Increased enrollment in existing TennCare(R) sponsors increased cost of revenue $42.6 million. These cost increases were offset by the above-mentioned restructuring of a major TennCare(R) contract, which resulted in a decrease in cost of revenue of $25.4 million. As a percentage of revenue, cost of revenue decreased to 93.9% for the nine months ended September 30, 1998 from 94.2% for the nine months ended September 30, 1997 as a result of contract renewals on more favorable terms and a greater percentage of the Company's revenues being generated from non-risk based arrangements.

      At December 31, 1997, a reserve of $4.1 million was established for anticipated losses in connection with certain of the Nevada Plans. These losses were expected to result from unfavorable factors, including higher pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict the formularies under certain Nevada Plans, resulting in higher than anticipated drug costs. The arrangements with these Nevada Plans were terminated in August of 1998. The reserve established was adequate to absorb the actual losses.

      Selling, general and administrative expenses were $15.3 million for the nine months ended September 30, 1998 compared to $13.1 million for the nine months ended September 30, 1997. The acquisition of Continental accounted for $1.1 million of the increase. The remaining $1.1 million increase reflects the Company's continued investment in infrastructure partially offset by lower legal costs. As a percentage of revenue, selling, general and administrative expenses decreased to 4.7% for the nine months ended September 30, 1998 from 8.0% for the nine months ended September 30, 1997 as revenue increases did not result in proportional increases in expenditures.

      For the nine months ended September 30, 1998, the Company recorded interest income of $1.4 million, a decrease of $.3 million from the same period a year ago. The decrease in interest income resulted from a reduced level of investment opportunities due to the additional working capital needs of the Company (See "Liquidity and Capital Resources").

      For the nine months ended September 30, 1998, the Company recorded net income of $5.8 million, or $.37 per diluted share. This compares with a net loss of $1.8 million, or $(.15) per diluted share, for the nine months ended September 30, 1997.

Liquidity and Capital Resources

      The Company utilizes both funds generated from operations and its initial public offering (the "Offering") for capital expenditures and working capital needs. For the nine months ended September 30, 1998, net cash used in operating activities totaled $1.3 million, primarily due to increases in accounts receivable of approximately $14.6 million. The increase in accounts receivable resulted primarily from an increase in the pharmacy benefit management business. Such uses were largely offset by increases in claims payable of approximately $5.0 million and payable to plan sponsors of $7.0 million. For the nine months ended September 30, 1998, the Company purchased $1.6 million of property and equipment with cash primarily on hand, primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage is customers pharmacy benefits payments. The Company does not have any additional material commitments for the remainder of 1998.

      At September 30, 1998, the Company had working capital of $18.9 million, compared to $9.3 million at December 31, 1997. Cash and cash equivalents increased to $10.1 million at September 30, 1998 compared with $9.6 million at December 31, 1997. The Company had investment securities held to maturity of $20.1 million and $22.6 million at September 30, 1998 and December 31, 1997, respectively. The decrease in investment securities was due to increased working capital requirements.

      At December 31, 1997, the Company had unused net operating loss carryforwards of approximately $18.3 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

As the Company continues to grow it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

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

Other Matters

      The Company's pharmaceutical claims costs historically have been subject to a significant increase over annual averages from October through February, which the Company believes is due to increased medical problems during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of risk based or capitated contracts. Risk based contracts represented approximately 35% of the Company's revenue while non-risk contracts represented approximately 65% of the Company's revenue for the nine months ended September 30, 1998. Non-risk contracts mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk based contracts.

      Changes in prices charged by manufacturers and wholesalers for pharmaceuticals, a component of pharmaceutical claims, have historically affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these increased rates. The higher level of non-risk contracts with the Company's customers mitigates the adverse effects of price increases.

      The TennCare(R) program has been controversial since its inception and has generated federal and state government investigations and adverse publicity. There can be no assurances that the Company's association with the TennCare(R) program will not adversely affect the Company's business or results of operations in the future.

Year 2000 disclosure

      The so-called "year 2000 problem," which is common to many companies, concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information following December 31, 1999. The Company has committed substantial resources (approximately $2.2 million) over the past eighteen months to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

State of Readiness:

      In evaluating the Company's exposure to the year 2000 problem, management first identified those systems that were critical to the ongoing business of the Company and that would require significant manual intervention should those systems be unable to process dates correctly following December 31, 1999. Those systems were the Company's claims adjudication and processing system and the internal accounting system (which includes pharmacy reimbursement). Once those systems were identified, the following steps were identified as those that would be required to be taken to ascertain the Company's state of readiness:

      I. Obtaining letters from software and hardware vendors concerning the ability of their products to properly process dates after December 31, 1999;
      II. Testing the operating systems of all hardware used in the identified information systems to determine if dates after December 31, 1999 can be processed correctly;

      III. Surveying other parties who provide or process information in electronic format to the Company as to their state of readiness and ability to process dates after December 31, 1999; and
      IV. Testing the identified information systems to confirm that they will properly recognize and process dates after December 31, 1999.

      The Company (excluding for purposes of this year 2000 discussion only, Continental) anticipates completion of Step I and Step II above for all material software and hardware by the end of the 1998. Any software or hardware determined to be noncompliant will be modified, repaired or replaced. The Company cannot estimate the costs of such modifications, repairs and replacements at this time, but does not believe that the costs of such modifications, repairs or replacements will be material. The Company will attempt to further quantify this estimate in its Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K") following its completion of Step II as described above.

      With respect to Step III above, the Company has engaged in discussions with the third party vendors that transmit data from member pharmacies and based upon such discussions it believes that such third party vendors' systems will be able to properly recognize and process dates after December 31, 1999. The Company is in the process of surveying member pharmacies in its network as to their ability to transmit data correctly to such third party vendors and anticipates completing this survey during the first quarter of fiscal 1999. Once this survey is complete, the Company will evaluate any additional steps required to allow member pharmacies to transmit data after December 31, 1999 and will disclose such additional steps, if any, and their related costs in the 1998 Form 10-K or in future periodic reports.

      With respect to Step IV above, the Company intends to perform a comprehensive year 2000 compliance test of the claims adjudication and processing systems as part of the next regularly scheduled disaster recovery drill, which is currently planned for the first quarter of fiscal 1999. The Company's internal accounting and other administrative systems have been internally developed in the last few years or are presently being developed. Accordingly, in light of the fact that such systems were developed with a view to year 2000 compliance, the Company fully expects that these systems will be able to properly recognize and process dates after December 31, 1999. The Company intends to test these systems for year 2000 compliance as part of the test described above.

      Because the Company only recently completed its acquisition of Continental, its assessment of the state of readiness at Continental is still ongoing and is scheduled to be completed in early 1999. The Company will disclose its assessment of Continental's state of readiness in 1998 Form 10-K or in future periodic reports.

Costs:

      As noted above, the Company spent approximately $2.2 million over the past 18 months to improve its information systems. In addition, the Company anticipates that it will spend approximately $1.7 million over the next 12 months to further improve its information systems. These improvements were not specifically instituted to address the year 2000 issue, but rather to address other business issues. Nonetheless, the IS project provided the Company with a platform from which to address any year 2000 issues. Management does not believe that the amount of funds expended in connection with the IS project would have differed materially in the absence of the year 2000 problem. The Company's cash on hand as a result of the Offering has provided all of the funds expended to date on the IS project and is expected to provide substantially all of the funds expected to be spent in the next 12 months on the IS project.

Risks:

      On July 29, 1998, the Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 problem. In this Release the Commission required that registrants include in its year 2000 disclosure a description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 will be addressed on a timely basis so that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, if the Company's assessment of Continental uncovers significant problems (which is not presently expected to occur) or if compliance testing is delayed or necessary remediation efforts are not accomplished in accordance with the Company's plans described above, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's claims would need to be processed manually for some limited period of time. At this point in time, the Company cannot reasonably estimate the number of pharmacies or the level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. The Company expects to be better able to quantify the number of pharmacies and level of claims involved as well as the related costs following its completion of the survey of member pharmacies in the first quarter of fiscal 1999 and presently intends to disclose such estimates in the 1998 Form 10-K. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 problem. However, the Company does not believe that it will incur any material expenses or suffer any material loss of revenues in connection with such minimal disruptions.

Contingency Plans:

      As discussed above, in the event of the occurrence of the "most reasonably likely worst case scenario" the Company would hire an appropriate level of temporary staff to manually process the pharmacy claims submitted on paper. As discussed above, at this time the Company cannot reasonably estimate the number of pharmacies or level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. While some level of manual processing is common in the industry and while manual processing increases the time it takes the Company to pay the member pharmacies and invoice the related payors, the Company does not foresee any material lost revenues or other material expenses in connection with this scenario. However, an extended delay in processing claims, making payments to pharmacies and billing the Company's customers could adversely impact the Company's liquidity.

      In addition, while not part of the "most reasonably likely worst case scenario," the delay in paying such pharmacies for their claims could result in adverse relations between the Company and the pharmacies. Such adverse relations could cause certain pharmacies to drop out of the Company's networks which in turn could cause the Company to be in breach under service area provisions under certain of its services agreements with its customers. The Company does not believe that any material relationship with any pharmacy will be so affected or that any material number of pharmacies would withdraw from the Company's networks or that it will breach any such service area provision of any contract with its customers. Notwithstanding the foregoing, based upon past experience, the Company believes that it could quickly replace any such withdrawing pharmacy so as to prevent any breach of any such provision. The Company cannot presently reasonably estimate the possible impact in terms of lost revenues, additional expenses or litigation damages or expenses that could result from such events.

Forward Looking Statements:

      Certain information set forth above regarding the year 2000 problem and the Company's plans to address those problems are forward looking statements under the Securities Act and the Exchange Act. See the second paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of forward looking statements and related risks and uncertainties. In addition, certain factors particular to the year 2000 problem could cause actual results to differ materially from those contained in the forward looking statements, including, without limitation: failure to identify critical information systems which experience failures, delays and errors in the compliance and remediation efforts described above, unexpected failures by key vendors, member pharmacies, software providers or business partners to be year 2000 compliant or the inability to repair critical information systems. In any such event, the Company's results of operations and financial condition could be adversely affected. In addition, the failure to be year 2000 compliant of third parties outside of our control such as electric utilities or financial institutions could adversely effect the Company's results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Not Applicable

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      From August 14, 1996 through September 30, 1998, the $46,788,000 net proceeds from the Offering, pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

      Construction of plant, building and facilities.................$        --
      Purchase and installation of machinery and equipment...........$ 3,171,000
      Purchases of real estate.......................................$        --
      Acquisition of other business..................................$ 2,300,000
      Repayment of indebtedness......................................$        --
      Working capital................................................$11,036,000
      Temporary investments:
         Marketable securities.......................................$20,135,000
         Overnight cash deposits.....................................$10,146,000

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of stockholders ("Annual Meeting") was held on August 21, 1998 in Trumbull, Connecticut. Listed below are the proposals submitted to stockholder vote in the Company's Proxy Statement dated August 5, 1998 and the results of the stockholder voting at the Annual Meeting.

1. Issuance of 3,912,448 shares of Common Stock to the holders of Continental in connection with the merger through which Continental became a wholly owned subsidiary of the Company.

                                 For            Against           Abstain
                                 ---            -------           -------
                              8,529,695          40,200             6,800

2. Election of six directors to serve a one-year term. The Company's nominated and elected directors are Richard H. Friedman, Scott R. Yablon, Louis A. Luzzi, Ph. D., Richard Cirillo, Michael Kooper and Louis DiFazio, Ph.D. Each of the directors received the same number of votes.

                                 For            Against
                                 ---            -------
                              8,537,295          39,400

3. Transact other Company business that properly comes before the Annual
Meeting.

                                 For            Against           Abstain
                                 ---            -------           -------
                              8,359,759         171,915            15,021

There were no other proposals submitted for stockholder approval at the Annual Meeting.

Item 5. Other Information

      On August 24, 1998, the Company completed its acquisition of Continental, which provides pharmacy benefit management and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $.9 million, approximated $18.9 million. Assets acquired approximated $11.3 million and liabilities assumed approximated $12.0 million resulting in approximately $19.6 million of goodwill and other intangible assets which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The consolidated financial statements of the Company for the three and nine month periods include the results of Continental from date of acquisition.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit Number                Description
      --------------                -----------

          10.51 Employment Agreement dated August 19, 1998 between MIM Corporation and Edward J. Sitar.

          27                        Financial Data Schedule

(b) Reports on Form 8-K

      September 8, 1998: Item 2 - reporting the closing of the Continental transaction; Item 7 - providing historical and pro forma financial information regarding the Continental transaction and filing other relevant exhibits.

      September 14, 1998: Item 5 - reporting a change in address as a result of the move of the Company's principal executive offices.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MIM Corporation


Date: November 16, 1998             /s/ Scott R. Yablon
                                    --------------------------------------------
                                    Scott R. Yablon
                                    President, Chief Operating Officer, Chief
                                    Financial Officer and Director
                                    (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit 10.51      Employment Agreement dated August 19, 1998 between MIM
                     Corporation and Edward J. Sitar.

Exhibit 27         Financial Data Schedule