Form 10-K
period 1998-12-31
MIM CORP
filed 1999-04-01
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-28740

                                 MIM CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                05-0489664
      (State of incorporation)            (IRS Employer Identification No.)

                  100 Clearbrook Road, Elmsford, New York 10523
                                 (914) 460-1600
          (Address and telephone number of Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.0001 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K ("Annual Report") or any amendment to this Annual Report on Form 10-K. ___

     The aggregate market value of the registrant's Common Stock, par value $.0001 per share ("Common Stock") (its only voting stock), held by non-affiliates of the registrant as of March 12, 1999 was approximately $29.0 million based on the closing sales price of the Common Stock on such day of $2.50 per share. (Reference is made to the fourth paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

     On March 12, 1999, there were outstanding 18,742,689 shares of the registrant's Common Stock.

                                     PART I

Item 1.  Business

Overview

     MIM Corporation (the "Company") is an independent pharmacy benefit management ("PBM") and prescription mail order organization that offers a broad range of pharmaceutical services to the health care industry. The Company promotes the cost effective delivery of pharmacy benefits to plan members and the public. The Company targets two types of plan sponsors: (1) sponsors of public and private health plans, such as health maintenance organizations ("HMO's") and other managed care organizations ("MCO's"), and long-term care facilities, such as nursing homes and assisted living facilities; and (2) self-funded plans sponsored by employers. The Company provides flexible program designs, pricing arrangements, formulary management, clinical expertise, innovative technology and quality service designed to control pharmacy costs. The Company promotes the clinically appropriate substitution of generic drugs from equivalent but more expensive brand name drugs that are often prescribed.

     The Company was incorporated in Delaware in March 1996 and completed its initial public Offering ("Offering") in August 1996. Prior to the Offering, the Company combined the businesses and operations of Pro-Mark Holdings, Inc. ("Pro-Mark") and MIM Strategic Marketing, LLC, which became 100% and 90% owned subsidiaries, respectively, of the Company in May 1996. On August 24, 1998, the Company acquired all of the outstanding capital stock of Continental Managed Pharmacy Services, Inc. ("Continental"), complementing its core PBM business with mail order pharmacy services.

     At December 31, 1998, the Company provided PBM services to 127 plan sponsors with approximately 1.9 million plan members, including six plan sponsors with approximately 1.2 million members receiving mandated health care benefits under Tennessee's TennCare(R) Medicaid waiver program ("TennCare"). As of January 1, 1999, the Company's relationship with these TennCare plan sponsors was restructured. See "The TennCare Program" below. Throughout this Annual Report, all references to the number of members or lives managed by the Company under the TennCare program excludes members or lives duplicatively covered under an agreement between the Company and TennCare behavioral health plan sponsors. In prior periodic reports under the Exchange Act and in previous press releases, the Company has counted such members and lives twice when covered under more than one agreement.

     Since the Offering through mid-December 1997, the Company focused its marketing efforts on large public health programs, particularly in states with high Medicaid eligible populations, and on private health plans throughout the United States. Beginning in 1998 and continuing with more emphasis into 1999, the Company has focused its marketing efforts on small to mid- sized employer groups, both directly through its sales and marketing force and indirectly through commissioned brokers and agents, such as third party administrators. At March 15, 1999, approximately 32% of the plan members for whom the Company provides PBM services were covered through employer groups.

PBM Services

     The Company's PBM services include formulary design and management with an emphasis on providing clinically appropriate, cost effective pharmacy services, point of sale ("POS") claims processing, clinical services, an established pharmacy network, mail order pharmacy services, drug utilization review and reporting ("DUR"), quality assurance polices and pharmacy data services and reporting. The Company's benefit management programs include a number of design features and structures that are tailored to a plan sponsor's particular benefit program and cost requirements. The Company's fee structures include traditional fee-for-service arrangements (e.g., billing for ingredient cost and pharmacist's dispensing fee plus certain administrative fees), capitated arrangements (e.g., fixed price per plan participant), cost sharing arrangements (e.g., pricing based on sharing with customers the financial benefits resulting from not exceeding established per capita amounts), and profit sharing arrangements (e.g., pricing which incentivizes the plan sponsors to support fully the Company's cost control efforts).

     Formulary Design and Management. The Company offers flexible benefit and formulary designs to meet the specific requirements of each plan sponsor. Formulary design options include open, select, closed, tiered copayment or custom. Open formularies generally cover all FDA approved drugs, except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetic, experimental, investigative and over-the-counter drugs). A select formulary designates preferred products within each therapeutic drug class and may include financial and other incentives (such as lower copayments) for a member to use one or more preferred products. Closed formularies restrict the availability of certain drugs within a given therapeutic class (except where it is determined to be medically necessary) (see "Clinical Services" below) and are coupled with comprehensive physician and member education initiatives. Closed formularies require the Company's active involvement in Pharmacy and Therapeutics ("P&T") Committees (consisting of local plan sponsors, physicians, pharmacists and other health care professionals) to design and implement clinically appropriate formularies designed to control costs through the use of therapeutically equivalent lower cost pharmaceutical products. As a result of rising pharmacy program costs, the Company believes that both public and private health plans have become increasingly receptive to closed and tiered copayment formularies. Tiered copayment formularies require members utilizing non-formulary medications to pay higher copayments, thereby discouraging the use of non-formulary medications, or in preferred generic programs, brand drugs. Custom formularies are designed to accommodate the needs of a particular group (e.g., hospice, long term care, the elderly, workers' compensation and behavioral health). All formularies are subject to the final approval of the plan sponsor, directly or through their respective P&T Committees.

     Cost control and savings initiatives are realized through formulary designs focusing on generic substitution and formulary selection of the most cost effective agents within each therapeutic class, in each case, to the extent consistent with accepted medical and pharmacy practice and applicable law. Generic substitution programs promote the selection of bio-equivalent generic drugs as a cost effective alternative to brand name drugs in accordance with a plan sponsor's generic utilization goals. Formulary selection involves utilizing lower cost brand name drugs within a therapeutic class and therapeutic algorithms that promote appropriate selection of therapeutic agents. Selective utilization within therapeutic classes enables the Company to negotiate and obtain purchasing concessions and other financial incentives from both brand and generic drug manufacturers which are often shared with plan sponsors. The
Company currently contracts with over forty pharmaceutical manufacturers to provide such concessions and incentives for formulary products.

     POS Claims Processing. Benefit designs and formulary parameters are managed through the Company's point of service ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered. The POS claims processing system adjudicates claims at the point-of-sale, verifying eligibility and reporting to the pharmacist the appropriate pricing and copayment structure. In addition, the system performs a series of on-line drug utilization review ("DUR") edits, as discussed below, (see "Drug Utilization Review") to identify, before a medication is dispensed, potential adverse drug interactions and other possible problems which may exist.

     Clinical Services. The Company's formularies typically provide a selection of covered drugs within each therapeutic class. Formulary agents are selected by the plan sponsor working together with the Company's P&T Committee based upon clinical and pharmacoeconomic information. However, when determined to be clinically appropriate, non-formulary drugs (other than products within excluded therapeutic classes) are also covered. Since non-formulary drugs are automatically rejected by the POS claims processing system, the Company may implement sponsor requested overrides, or prior authorization ("PA") and medical necessity ("MN") override procedures for a specific patient and length of therapy. A PA is required upon the failure of a therapeutic trial of formulary alternatives or allergy/intolerance to formulary alternatives not requiring a PA. A drug subject to MN review is not on a plan sponsor's formulary, but coverage is granted upon a failed therapeutic trial of formulary and PA alternatives and/or an allergy/intolerance to formulary alternatives and PA alternatives. In addition, in a medical emergency as determined by a dispensing pharmacist, the Company authorizes, without prior approval, short-term supplies of non-formulary medications. Non-formulary PA and MN overrides are processed on the basis of documented, clinically supported guidelines and typically are granted or denied within 24 to 48 hours after request if accompanied by all necessary supporting documentation. Requests for, and appeals of denials of PA or

MN overrides are handled by the Company's staff of trained pharmacists, nationally certified pharmacy technicians and board certified pharmacotherapy specialists, subject to the plan sponsor's ultimate decision making authority over all such appeals.

     Pharmacy Network Management. The Company's pharmacy network consists of pharmacy chains and independent pharmacies, as well as pharmacy service administrative organizations. Participating pharmacies may be included in the Company's open, preferred, select or custom networks, which are designed to ensure that members have the plan sponsor's desired level of access to quality pharmacy services. The open network, consisting of both independent and chain pharmacies, provides maximum access to pharmacy services. The preferred network offers clients, on a negotiated basis, access to a limited subset of independent and chain pharmacies within the Company's national network, allowing enhanced discount opportunities for plan sponsors and their members. The select pharmacy network offers clients maximum savings potential through an even more limited subset of the Company's national network of chain and independent pharmacies with respect to one or more of a sponsor's plans through the negotiation of aggressive reimbursement discounts within such limited network, while maintaining the plan sponsor's desired level of access for members. Custom networks are developed when necessary to support specialty formularies and disease state management protocols. The Company has an open network policy and continually works to increase pharmacy participation in its existing network. Aggressive solicitation of pharmacies occurs in areas that require network penetration such as when the Company begins servicing a client in a geographic area not previously serviced by the Company. Specific pharmacies may be added at a client's or member's request.

     The Company utilizes uniform industry as well as plan specific standards to credential new participating pharmacy providers and individual pharmacists and to recredential existing pharmacy providers every two years. In addition, the Company encourages pharmacies and/or pharmacists to participate in various educational, peer review and professional programs and to take other actions designed to maintain and enhance the quality of services rendered by participating pharmacies.

     In the case of an emergency, members may use a non-participating pharmacy to obtain their medication by paying the non-participating pharmacy for a prescription and being subsequently reimbursed by the Company. Plan sponsors are provided with direct member reimbursement ("DMR") forms to distribute to plan members on which members may submit emergency out-of-network claims for reimbursement. DMR claims submitted are processed by the Company through its claim processing system, allowing for complete, integrated DUR and reporting.

     Mail Order Services. The Company operates a national mail order pharmacy providing savings to plan sponsors through the direct distribution of pharmaceutical products to members. Dispensing pharmaceuticals through mail service generates substantial savings and provides the convenience of home delivery, automatic refills and the dispensing of larger authorized quantities (up to 90 day supplies) than typically available through retail network pharmacies, thereby reducing repetitive dispensing fees incurred in standard 30-day supply prescriptions dispensed in such retail pharmacies. Prescriptions are dispensed from a centralized facility located in Cleveland, Ohio. Prescriptions are received at the facility by mail, facsimile or telephone. Prior to filling a prescription, the Company's pharmacist verifies the patient's eligibility status, his or her physician's name, the prescription's strength, quantity, pricing and directions for use. Prescriptions are dispensed and sent to patients generally within 72 hours of receipt by United States Postal service or a national delivery service.

     The cost efficiency of the Company's mail service delivery system is generated through the bulk purchase of pharmaceuticals on terms more favorable than those of smaller orders, price concessions or financial incentives from drug manufacturers on high volume purchases and the comparatively lower cost of prescription fulfillment at the centralized facility. Most of the Company's wholesale pharmaceutical purchases are made from a leading drug distributor through an electronic ordering system, enabling the Company's mail order facility to receive just-in-time delivery of pharmaceutical supplies.

     Drug Utilization Review. The Company provides a comprehensive DUR program, evaluating drug usage on a concurrent, prospective and retrospective basis. The concurrent DUR program evaluates, before a medication is dispensed to a patient, potential problems that may exist. The program is designed to assist the dispensing pharmacist in performing their professional obligation to provide patients with appropriate medication and counseling. Concurrent DUR identifies preventable prescribing problems before the medications are dispensed and may be targeted for specific therapeutic classes or individual drug products. Standard DUR edits implemented through the POS claims processing system include early refill alerts, therapeutic duplication, drug-drug interaction, drug-age conflict, drug-gender conflict, pregnancy conflict, underutilization, maximum and minimum dose screening and other customized alerts (at a client's request). An early refill alert is the only DUR edit that results in an automatic on-line claim rejection. All other DUR edits are implemented through a warning message communicated on-line to the dispensing pharmacist, which enables the pharmacist to use his or her professional judgment to intervene when appropriate.

     The Company's retrospective DUR program is an ongoing process in which select medication therapies are reviewed for appropriateness and cost effectiveness from data collected when prescriptions are filled. The retrospective DUR program is designed to identify and address adverse prescribing habits and trends by educating physicians and sharing information with pharmacists to impact prescribing, dispensing and overall drug utilization practices. In addition, the program identifies changes in pharmacotherapy that will improve member outcomes, cost effectiveness and quality of care and monitor potential fraud and abuse by a prescriber, member or pharmacy. Educational interventions are directed toward the dispensing pharmacy and the prescribing physician to warn of potential adverse events.

     Prospective DUR programs are designed to improve drug utilization prior to prescribing. The programs include member education and disease state management programs. Members receive standard communication packages as well as customized educational materials designed to maximize drug therapy compliance and cost savings. Disease state management ("DSM") programs are designed to assist plan sponsors and network pharmacies in achieving therapy goals for certain targeted diseases. DSM programs communicate the most cost effective disease treatments to physicians utilizing current literature and national standards. The Company has implemented DSM programs for asthma, diabetes and geriatric care. Patient and physician surveys are distributed to determine acceptance of the DSM program and the corresponding benefits.

     Behavioral Health Pharmacy Services. Managed care organizations have recently recognized the particular and specialized behavioral health needs of certain patients within their memberships, which has resulted in MCO's increasingly segregating the behavioral health population into a separate management area. The Company provides services to the segregated behavioral health entities created by MCO's and other behavioral health organizations
("BHO's")  which  encourage  the  clinically   appropriate  and  cost  effective
utilization of behavioral health medications. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical care with other medical therapies to enhance patient compliance in the behavioral health area, thereby minimizing unnecessary or suboptimal prescribing practices. These services are integrated into a package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

     Quality Assurance. Quality is monitored through audit procedures and the enforcement of disciplinary policies. The Company continually performs audit procedures on claims data to detect improper claims or inappropriate costs submitted, incorrect quantities dispensed, excessive claims volume and excessive price per dispensed prescription. Claims audits which uncover unusual or inappropriate items may prompt an on-site pharmacy audit. A full on-site audit verifies randomly selected claims for authenticity and accuracy. The Company attempts to recoup all identified overpayments and may take other disciplinary action as appropriate. The Company's disciplinary action policy applies to all pharmacies found in violation of the Company's pharmacy participation agreement or its standard operating policies and procedures. The severity of disciplinary action is dependent on the number and type of discrepancies found.

     Pharmacy Data Services and Reporting. The Company utilizes claims data to generate analysis reports for Company management and plan sponsor use. These reports, available on tape, diskette, on-line or hard copy, provide summarized and sorted historical data utilized by management and the plan sponsors to evaluate trends. Standard management report packages provided to clients are reviewed by the clinical pharmacy staff to track trends and recommend systems to ensure cost effective, clinically appropriate pharmacy services.

     The Company has developed systems to provide plan sponsors with real-time, on-line access to pharmacy claims data. This reporting is available through the Company's Clinical Management System ("CMS"), a pharmacy intranet system that provides timely, concise utilization data to help manage drug benefit programs. CMS provides detail claims transactions, month-to-date data and a rolling 24-month history of the benefit plan. CMS allows the user the ability to download data to other user applications (e.g., spreadsheet, word processing) so that specific data can be stored and/or manipulated by the user.

Other Services

     Individual Customers. For privately insured and uninsured individuals, the Company's recently acquired subsidiary, Continental, historically has administered a mail service program in conjunction with a retail pharmacy prescription drug card program. Continental historically has solicited individual patients covered by indemnity contracts with insurance companies through several marketing programs, including an exclusive agency relationship with an organization dedicated to individual insureds afflicted with diabetes and a joint venture with an organization serving HIV positive patients covered by these insurance arrangements. These organizations have provided Continental's mail order business with a base of customers who require more frequent and more costly prescription medications than the average patient.

     Through these programs tailored to individual customers who use long-term or "maintenance" prescription drugs, Continental historically has assisted insured individuals with the financing and management of their prescription medications. These members were not required to pay any up-front costs or membership fees; however, these individuals were billed for copayment amounts or deductibles required under their insurance plans, unless they were eligible for financial hardship waivers. Upon dispensing a prescription, Continental would, on behalf of that patient, submit a claim to his or her insurance company, finance the purchase of the drug at no cost to the patient and await reimbursement from the patient's insurance company.

     The Company also offers similar services to those individuals without insurance coverage. Unlike the Continental individual indemnity program, however, members are required to pay an annual membership fee. The program offers discounts of up to 40% off the national average prices on prescriptions filled by the Company's mail order facility. In addition, members receive a prescription drug card which may be used to obtain prescription medication at discount prices at retail pharmacies participating in the Company's network.

The TennCare Program

     RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association and representing approximately 1,600 retail pharmacies, initially retained the Company in 1993 to assist in obtaining contracts with MCO's applying to participate in the TennCare program to provide PBM services to those MCO's and their TennCare eligible and commercial recipients. In January 1994, the State of Tennessee instituted its TennCare program by contracting with MCO's to provide mandated health services to TennCare beneficiaries on a capitated basis. In turn, certain of these MCO's contracted with RxCare to provide TennCare mandated pharmaceutical benefits to their TennCare beneficiaries through RxCare's network of retail pharmacies, in most cases on a corresponding capitated basis.

     From January 1994 through December 31, 1998, the Company provided a broad range of PBM services with respect to RxCare's TennCare, TennCare Partners, the TennCare behavioral health program, and commercial PBM business under an agreement with RxCare (the "RxCare Contract"). Under the RxCare Contract, the Company performed essentially all of RxCare's obligations under its PBM contracts with plan sponsors, including designing and marketing PBM programs and services. Under the RxCare Contract, the Company paid certain amounts to RxCare and shared with RxCare the profit, if any, derived from services performed under RxCare's contracts with the plan sponsors.

     As of December 31, 1998, the Company serviced six TennCare plan sponsors with approximately 1.2 million members under the RxCare Contract. The RxCare Contract accounted for 72.2% of the Company's revenues for the year ended December 31, 1998 and approximately 83.6% of the Company's revenues for the year ended December 31, 1997. RxCare's contracts with Tennessee Managed Care Network, Inc., Tennessee Behavioral

Health, Inc., Premier Behavioral Systems of Tennessee and Phoenix Healthcare of Tennessee accounted for approximately 16%, 11%, 16% and 12%, respectively, of the Company's revenues in 1998.

     The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts during this period resulted in the Company executing agreements effective as of January 1, 1999 to provide PBM services directly to five of the six TennCare MCO's and 900,000 of the TennCare lives previously managed under the RxCare Contract as well as substantially all third party administrators ("TPA's") and employer groups previously managed under the RxCare Contract. The Company anticipates that approximately 32% of its revenues for fiscal 1999 will be derived from providing PBM services to these five TennCare MCO's. To date, the Company has been unable to secure a contract with the two TennCare BHO's to which it previously provided PBM services under the RxCare Contract. For the year ended December 31, 1998, amounts paid to the Company by these BHO's represented approximately 27% of the Company's revenues.

Other Matters

     The Company's pharmaceutical claims costs historically have been subject to significant increase over annual averages from October through February, which the Company believes is due to increased medical requirements during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts or other risk-based arrangements. Risk-based business represented approximately 32% of the Company's revenues while non-risk business (including the provision of mail order services) represented approximately 68% of the Company's revenues for the year ended December 31, 1998. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts. The Company presently anticipates that approximately 28% of its revenues in fiscal 1999 will be derived from risk-based arrangements.

     Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims, have historically affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The higher level of non-risk contracts with the Company's customers in 1998 compared to prior years mitigates the adverse effects of price increases, although no assurance can be given that the recent trend towards non-risk arrangements will continue.

Competition

     The PBM business is highly competitive, and certain of the Company's current and potential competitors have considerably greater financial, technical, marketing and other resources than the Company. The PBM business includes a number of large, well capitalized companies with nationwide operations and many smaller organizations typically operating on a local or regional basis. Among larger companies offering pharmacy benefit management services are Medco Containment Services, Inc. (a subsidiary of Merck & Co., Inc.), PCS, Inc., Express Scripts, Inc., Advance ParadigM, Inc. and Diversified Pharmaceutical Services, Inc. Numerous insurance and Blue Cross and Blue Shield plans, managed care organizations and retail drug chains also have their own pharmacy benefit management capabilities.

     Competition in the PBM business to a large extent is based upon price, although other factors, including quality, technology and breadth of services and products, are also important. The Company believes that its ability and willingness, where appropriate, to assume or share its customers' financial risks and its emphasis on clinical management services represent distinct competitive advantages in the PBM industry.

Government Regulation

     The Company believes that it is in substantial compliance with all legal requirements material to its operations. Among the various Federal and state laws and regulations which may govern or impact the Company's current and planned operations are the following:

     Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by the Medicare or state health care programs (including Medicaid and TennCare), and certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. The Company's arrangements with pharmacy service administration organizations, drug manufacturers, marketing agents, brokers, health plan sponsors, pharmacies and others parties routinely involve payments to or from persons who provide or purchase, or recommend or arrange for the purchase of, goods or services paid in part by the TennCare program, the U.S. HealthCare Finance Administration ("HCFA") on behalf of
Medicaid  or by  other  programs  covered  by such  laws.  Management  carefully considers the import of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. However, the laws in this area are subject to rapid change and often are uncertain in their application, and there can be no assurance that one or more of such arrangements will not be challenged or found to violate such laws. Violation of the Federal anti-kickback statute could subject the Company to substantial criminal and civil penalties, including exclusion from the Medicare and Medicaid (including TennCare) programs. There are a number of states in which the Company does business which have laws analogous to Federal anti-kickback laws and regulations which likewise govern or impact the Company's current and planned operations.

     Antitrust Laws. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and Federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to the Company of certain discounts, rebates and fees currently received in connection with its drug purchasing and formulary administration programs. In addition, to the extent that the Company or an associated business appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or Federal regulators or private parties. To date, enforcement of antitrust laws have not had any material adverse effect on the Company's business.

     Other State Laws. Many states have statutes and regulations that do or may impact the Company's business operations. In some states, pharmacy benefit managers may be subject to regulation under insurance laws or laws licensing HMOs and other MCO's, in which event requirements could include satisfying statutorily imposed performance obligations, the posting of bonds, maintenance of reserves, required filings with regulatory agencies, and compliance with disclosure requirements and other regulation of the Company's operations. State insurance laws also may affect the structuring of certain risk-sharing programs offered by the Company. A number of states have laws designed to restrict the ability of PBM's to impose limitations on the consumer's choice of pharmacies, or requiring that the benefits of discounts negotiated by managed care organizations be passed along to consumers in proportionate reductions of copayments. Some states require that pharmacies be permitted to participate in provider networks if they are willing to comply with network requirements (including price), while other states require PBM's to follow certain prescribed procedures in establishing a network and admitting and terminating its members. Many states require that Medicaid obtain the lowest prices from a pharmacy, which may limit the Company's ability to reduce the prices it pays for drugs below Medicaid prices. There are extensive state and federal laws applicable to the dispensing of prescription drugs. Severe sanctions may be imposed for violations of these laws. States have a variety of laws regulating pharmacists' ability to switch prescribed drugs or to split fees and certain state laws have been the basis for investigations and multi-state settlements requiring the discontinuance of certain financial incentives provided by manufacturers to retail pharmacies to promote the sale of the manufacturers' drugs.

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

Employees

     At March 15, 1999, the Company employed approximately 275 persons including 33 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are satisfactory.

Item 2.  Properties

     The Company's corporate headquarters is located in approximately 11,000 square feet of leased space in Elmsford, New York. This lease expires on September 1, 2008. The Company's operating facilities are located in Wakefield, Rhode Island and Cleveland, Ohio. In the Rhode Island location, the Company leases space of approximately 27,000 square feet in several different facilities under several leases with various lease expirations from May 2000 through November 2004. In the Ohio location, the Company leases space of approximately 19,500 square feet, which lease expires in June 2001. The Company also leases approximately 2,000 square feet in Nashville, TN for a regional sales administration facility. This lease expires on April 30, 1999. The Company believes that its leases provide for lease payments that reasonably approximate market rates and that its facilities are adequate and suitable for its requirements.

Item 3.  Legal Proceedings

     On March 5, 1996, Pro-Mark Holdings, Inc. ("Pro-Mark"), a subsidiary of MIM Corporation, was added as a third-party defendant in a proceeding in the Superior Court of the State of Rhode Island, and on September 16, 1996 the third-party complaint was amended to add MIM Corporation as a third-party defendant. The third-party complaint alleged that the Company interfered with certain contractual relationships and misappropriated certain confidential information. The third-party complaint sought to enjoin the Company from using the allegedly misappropriated confidential information and sought an unspecified amount of compensatory and consequential damages, interest and attorneys' fees. On November 20, 1998, this action was settled pursuant to a settlement and release agreement among the parties to the action. Under the terms of the settlement, the Company was not required to make payment to any party and no non-monetary restrictions or limitations were otherwise imposed against the Company or any subsidiary or any of their respective officers, directors or employees.

     In February 1999, the Company reached an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation focusing mainly on the conduct of two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary prior to the Company's Offering. Based upon the agreement in principle, the investigation, as it relates to the Company, would be fully resolved through the payment of a $2.2 million civil settlement and an agreement to implement a corporate integrity program in conjunction with the Office of the Inspector General of the U.S. Department of Health and Human Services. In that connection, the Company recorded a non-recurring charge of $2.2 million against fourth quarter 1998 earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in

Item 7 in Part II of this Annual Report. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that it will have no continued involvement in the governments' joint investigation other than continuing to cooperate with the governments in their efforts.

     On March 29, 1999, Xantus Healthplan of Tennessee, Inc. ("Xantus"), one of the TennCare MCO's to which the Company provides PBM services, filed a complaint in the Chancery Court for Davidson County, Tennessee. Xantus alleged that the Company advised Xantus in writing that it would cease providing PBM services on Monday, March 29, 1999 to Xantus and its members in the event that Xantus failed to pay approximately $3.3 million representing past due amounts in connection with PBM services rendered by the Company in 1999. The complaint further alleged that the Company does not have the right to cease providing services under the agreement between Xantus and the Company. Additionally, Xantus applied for a temporary restraining order as well as temporary injunction to prevent the Company from ceasing to provide such PBM services. The hearing on the motion for the temporary injunction was scheduled to be heard on Thursday, April 1, 1999. However, on March 31, 1999, the State of Tennessee and Xantus entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. Due to the fact that the receiver was appointed at the time of the filing of this Annual Report, the Company is unable to predict the consequences of this appointment on the Company's ability to retain Xantus's business or its ability to collect monies owed to it by Xantus. As of March 31, 1999, Xantus owes the Company $9.8 million relating to PBM services rendered by the Company in 1999. The failure of the Company to collect all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

     From time to time, the Company may be a party to legal proceedings arising in the ordinary course of the Company's business. Management does not presently believe that any current matters would have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.


                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock began trading on The Nasdaq National Market Tier of The Nasdaq Stock Market ("Nasdaq") on August 15, 1996 under the symbol
"MIMS". The following table represents the high and low sales prices for the Company's Common Stock for the periods shown. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                   MIM Common Stock
                                            ------------------------------
                                             High                    Low
                                            -------                -------
         1997:
           First Quarter ................   $10.375                $4.75
           Second Quarter ...............   $16.75                 $5.75
           Third Quarter ................   $17.375                $9.062
           Fourth Quarter ...............   $9.875                 $3.625

         1998:
           First Quarter ................   $6.50                  $3.688
           Second Quarter ...............   $6.438                 $4.00
           Third Quarter ................   $6.438                 $2.50
           Fourth Quarter ...............   $5.00                  $2.281

     The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

     As of March 12, 1999, there were 117 stockholders of record in addition to approximately 2,000 stockholders whose shares were held in nominee name.

     For purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this Annual Report, it has been assumed that all outstanding shares were held by non-affiliates, except for shares held by directors and executive officers of the Company and stockholders owning 5% or more of the outstanding Common Stock based upon public filings made with the Securities and Exchange Commission ("Commission"). However, this should not be deemed to constitute an admission that such persons are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. Further information concerning ownership of Common Stock by executive officers, directors and principal stockholders of the Company is included in Item 12 in
Part III of this Annual Report.

     Except for the performance units and restricted shares of Common Stock issued to certain executive officers of the Company on December 2, 1998, which were issued in reliance on Section 4(2) of the Securities Act, during the three months ended December 31, 1998, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act"). See Long-Term Incentive Plan - Awards in Last Fiscal Year in Item 11 in
Part III of this Annual Report.

     From August 14, 1996 through December 31, 1998, the $46,788,000 net proceeds from the Company's Offering of its Common Stock, affected pursuant to a Registration Statement assigned file number 333-05327 by the Commission and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

         Construction of plant, building and facilities .......... $          -
         Purchase and installation of machinery and equipment .... $  3,345,000
         Purchases of real estate ................................ $          -
         Acquisition of other businesses ......................... $  2,325,000
         Repayment of indebtedness ............................... $          -
         Working capital ......................................... $ 24,929,000
         Temporary investments:
                  Marketable securities .......................... $ 11,694,000
                  Overnight cash deposits......................... $  4,495,000

     To date, the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering, however, as disclosed in the Offering prospectus and subsequent Forms SR, the Company intended to apply approximately $18.6 million of Offering proceeds to fund an expansion of the "preferred generics" program. The Company has determined not to apply any material portion of the Offering proceeds to fund any expansion of this program. The Company presently intends to use the remaining Offering proceeds to support the continued growth of its PBM and mail order business.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report and with the Company's Consolidated Financial Statements and Notes thereto appearing in
Item 8 of this Annual Report.

                                                                                    Year Ended December 31,
Statement of Operations Data                                  1998           1997            1996            1995            1994
                                                           ---------      ---------       ---------       ---------       ---------
                                                                            (in thousands, except per share amounts)
Revenue ...............................................     $451,070       $242,291        $283,159        $213,929        $109,326
Non-recurring charges .................................       $3,700(1)        --           $26,640(2)         --              --
Net income (loss) .....................................       $4,271       ($13,497)       ($31,754)        ($6,772)        ($2,456)
Net income (loss) per basic share .....................        $0.28         ($1.07)         ($3.32)         ($1.43)         ($0.55)
Net income (loss) per diluted share (3) ...............        $0.26         ($1.07)         ($3.32)         ($1.43)         $(0.55)
Weighted average shares outstanding
  used in computing net income per basic share ........       15,115         12,620           9,557           4,732           4,500
Weighted average shares outstanding used
  in computing net income per diluted share ...........       16,324         12,620           9,557           4,732           4,500

                                                                                         December 31,
Balance Sheet Data                                            1998           1997            1996            1995            1994
                                                           ---------      ---------       ---------       ---------       ---------
                                                                                        (in thousands)
Cash and cash equivalents .............................    $   4,495      $   9,593       $   1,834       $   1,804       $   2,933
Investment securities .................................       11,694         22,636          37,038              --              --
Working capital (deficit) .............................       19,823          9,333          19,569         (12,080)         (5,087)
Total assets ..........................................      110,106         62,727          61,800          18,924          15,260
Capital lease obligations, net of
  current portion .....................................          598            756             375             110             239
Long-term debt, net of current portion ................        6,185(4)          --              --              --              --
Stockholders' equity (deficit) ........................    $  39,054      $  16,810       $  30,143        $(11,524)       $ (3,693)

(1) In 1998, the Company recorded $1.5 million and $2.2 million non-recurring charges, respectively, against earnings in connection with the negotiated termination of the RxCare relationship and amounts paid in settlement of the Federal and State of Tennessee investigation relating to the conduct of two former officers of the Company prior to the Offering, respectively. See "Business - The TennCare Program" in Item 1 and Item 3, Legal Proceedings, of Part I of this Annual Report. Excluding these items, net income for 1998 would have been $8.0 million, or $0.48 per diluted share.

(2) In 1996, the Company recorded a $26.6 million non-recurring, non-cash stock option charge in connection with the grant by the Company's then majority stockholder of certain options to then unaffiliated third parties, who later became officers of the Company. See Note 9 to the Consolidated Financial Statements. Excluding this item, the net loss for 1996 would have been $5.1 million, or $0.54 per share.

(3) The historical diluted loss per common share for the years 1997 through 1994 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.

(4) This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report contains statements that may be considered forward looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act, including statements regarding the Company's and its management's expectations, hopes, intentions or strategies regarding the future, as well as other statements which are not historical facts. Forward looking statements may include statements relating to the Company's and its management's business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation, continuation, renewal or re-negotiation of such arrangements, future capital expenditures, the effects of government regulation and competition on the Company's business, future operating performance of the Company, the results, benefits and risks associated with the integration of acquired companies, the effect of year 2000 problems on the Company's operations (see "Year 2000 disclosure" below), and/or effect of legal proceedings or investigations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties that may cause actual results to differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with "capitated" contracts or other risk-sharing arrangements, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, the existence of complex laws and regulations relating to the Company's business and risks associated with the Company's reliance on the TennCare MCO's for substantial percentages of its revenues and gross profit and its need to maintain favorable relations with these clients. This Annual Report, together with the Company's other filings with the Commission under the Exchange Act and Securities Act, contains information regarding other important factors that could also cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

Overview

     A majority of the Company's revenues to date have been derived from operations in the State of Tennessee under the RxCare Contract. The Company assisted RxCare in defining and marketing PBM services to private health plan sponsors on a consulting basis in 1993, but did not commence substantial operations through the provision of PBM services to such plan sponsors until January 1994 when the Company, through the RxCare Contract, began servicing several of the health plan sponsors involved in the then newly instituted TennCare health care benefits program. See "Business - The TennCare Program" in
Item 1 in Part I of this Annual Report.

     At December 31, 1998, the Company provided PBM services to a total of 127 plan sponsors with an aggregate of approximately 1.9 million plan members. As of December 31, 1998, under the RxCare Contract, the Company serviced six TennCare plan sponsors with approximately 1.2 million plan members. The RxCare Contract accounted for 72.2% of the Company's revenues for the year ended December 31, 1998 and 83.6% of the Company's revenues for the year ended December 31, 1997. Throughout this Annual Report, all references to the number of members or lives managed by the Company under the TennCare program excludes members or lives duplicatively covered under an agreement between the Company and TennCare behavioral health plan sponsors. In prior periodic reports under the Exchange Act and in previous press releases, the Company has counted such members and lives twice when covered under more than one agreement.

     The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts during this period resulted in the Company executing agreements effective as of January 1, 1999 to provide PBM services directly to five of the six TennCare MCO's and 900,000 of the TennCare lives previously managed under the RxCare Contract as well as substantially all TPA's and employer groups previously managed under the RxCare Contract. The Company anticipates that approximately 32% of its revenues for fiscal 1999 will be derived from providing PBM services to these five TennCare MCO's. To date, the Company has been unable to secure a contract with the two TennCare BHO's to which it previously provided PBM services under the RxCare Contract. For the year ended December 31, 1998, amounts paid to the Company by these BHO's represented approximately 27% of the Company's revenues. The Company has made operational adjustments determined to be necessary due to the BHO and MCO contract losses.

1998 Acquisition

     On August 24, 1998, the Company completed its acquisition of Continental, a company which provides pharmacy benefit management services and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including acquisition costs of approximately $1.0 million, approximated $19.0 million. The fair value of assets acquired approximated $11.3 million and liabilities assumed approximated $12.0 million, resulting in approximately $18.4 million of goodwill and $1.3 million of other intangible assets which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The Consolidated Financial Statements of the Company included in Item 8 of this Annual Report for the year ended December 31, 1998 include the results of operations and financial position of Continental from and after the date of acquisition.

Results of Operations

Year ended December 31, 1998 compared to year ended December 31, 1997

     For the year ended December 31, 1998, the Company recorded revenue of $451.1 million, an increase of $208.8 million over the prior year. Approximately $62.6 million of the increase in revenues resulted from increased commercial business, including $19.4 million from a Nevada based managed care organization (the "Nevada Plans"). The acquisition of Continental resulted in increased revenues of $23.1 million, including $13.6 million attributable to mail order pharmacy services. The Company anticipates that mail order pharmacy services will generate approximately 8% of the Company's revenues in fiscal 1999. The increase in commercial revenues resulted from managing an additional 91 plans covering an additional 207,000 lives under new and existing commercial plans. Revenue from TennCare contracts increased approximately $123.1 million as a result of two new contracts entered into in the fourth quarter of 1997 ($85.1 million) and contract renewals on more favorable terms and increased enrollment in the TennCare plans ($63.0 million), partially offset by a decrease in revenues of $25.0 million resulting from the restructuring of a major TennCare contract in April 1997.

     For the year ended December 31, 1998, approximately 32% of the Company's revenues were generated from capitated or other risk-based contracts, compared to 53% for the year ended December 31, 1997. Effective January 1, 1999, the Company began providing PBM services directly to five of the six TennCare MCO's previously managed under the RxCare Contract. The Company will be compensated on a capitated basis under three of the five TennCare contracts, thereby increasing the Company's financial risk in 1999 as compared to 1998. Based upon its present contracted arrangements, the Company anticipates that approximately 28% of its revenues in 1999 will be derived from capitated or other risk-based contracts.

     Cost of revenue for the year ended December 31, 1998 increased $182.4 million to $421.4 million compared to the prior year. New commercial contracts together with increased enrollment in existing commercial plans accounted for $54.0 million of the increase in cost of revenue, including $20.2 million relating to the Nevada Plans. Costs attributable to the acquisition of Continental accounted for $18.4 million of the increase in cost of revenue. Costs related to TennCare contracts increased cost of revenue $110.0 million. Costs relating to the two new TennCare contracts accounted for $80.3 million of such increase, while increased enrollment in existing TennCare plans increased cost of revenue $58.7 million. These cost increases were offset by the restructuring of a major TennCare contract in April 1997, which resulted in a decrease in cost of revenue of $25.5 million. As a percentage of revenue, cost of revenue decreased to 93.4% for the year ended December 31, 1998 from 98.6% for the year ended December 31, 1997 primarily as a result of contract renewals on more favorable terms.

     Generally, loss contracts arise only on capitated or other risk-based contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict formularies to the extent contemplated by the Company at the time a contract is entered into, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. After analyzing those factors described above, the Company recorded a $4.1 million reserve in December 1997 with respect to the Nevada Plans. The arrangements with the Nevada Plans were terminated in August 1998. The reserve established was adequate to absorb the actual losses. Management does not believe that there is an overall trend towards losses on its existing capitated contracts.

     Selling, general and administrative expenses were $23.1 million for the year ended December 31, 1998, an increase of $4.0 million as compared to $19.1 million for the year ended December 31, 1997. The acquisition of Continental accounted for $3.8 million of the increase. The remaining $0.2 million increase in expenses reflects expenditures incurred in connection with the Company's continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in additional operational and clinical personnel and information systems to support new and existing customers, partially offset by lower legal costs. As a percentage of revenue, selling, general and administrative expenses decreased to 5.1% for the year ended December 31, 1998 from 7.9% for the year ended December 31, 1997 as revenue increases did not result in proportional increases in expenditures.

     The Company recorded a non-recurring charge against earnings of $1.5 million in connection with its negotiated termination of its relationship with RxCare ("RxCare Settlement"). See "Overview." In addition, the Company recorded a non-recurring charge against earnings of $2.2 million in connection with the conclusion of an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation ("Tennessee Settlement") relating to the conduct of two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary prior to the Company's Offering. The Tennessee Settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that the investigation will be fully resolved with this Settlement. See Item 3, Legal Proceedings, in Part I of this Annual Report.

     For the year ended December 31, 1998, the Company recorded amortization of goodwill and other intangibles of $0.3 million in connection with its acquisition of Continental. The Continental acquisition resulted in the recording of approximately $18.4 million of goodwill and $1.3 million of other intangible assets, which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The Company anticipates that its annual amortization of goodwill and other intangibles will be approximately $0.9 million in fiscal 1999.

     For the year ended December 31, 1998, the Company recorded interest income, net of interest expense, of $1.7 million. Interest income was $1.8 million, a decrease of $0.5 million from a year ago, resulting from a reduced level of invested capital due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the year ended December 31, 1998, the Company recorded net income of $8.0 million, or $.48 per diluted share, before recording the $1.5 million and $2.2 million non-recurring charges for the RxCare Settlement and Tennessee Settlement, respectively. Net income for the year ended December 31, 1998, after recording the non-recurring charges, was $4.3 million, or $.26 per diluted share. For the year ended December 31, 1997, the Company recorded a net loss of $13.5 million, or $(1.07) per share.

     For the year ended December 31, 1998, accounts receivable increased $41.0 million to $64.7 million from $23.7 million for the prior year. The increase resulted primarily from a proportionate increase in PBM business during the period. In addition, the Company's acquisition of Continental accounted for approximately $10.4 million of the increase in accounts receivable and delays in the receipt of payments from certain fee-for-service PBM clients and drug manufacturers accounted for approximately $13.6 million of the increase in accounts receivable. Because a substantial majority of these payments were collected by the Company in the first quarter of 1999, the Company does not believe that this increase in accounts receivable in 1998 due to delayed payments reflects a trend or that the Company's liquidity has been or will be materially adversely affected.

Year ended December 31, 1997 compared to year ended December 31, 1996

     For the year ended December 31, 1997, the Company recorded revenues of $242.3 million compared with 1996 revenues of $283.2 million, a decrease of
$40.9 million, or 14%. In an effort to stem future losses and increase profitability, the Company through RxCare, terminated the capitated contract with Blue Cross/Blue Shield of Tennessee, Inc. ("BCBS") effective March 31, 1997. Although this contract previously had been renegotiated and extended, high utilization rates continued to hamper the Company's ability to gain profitability under the contract even though the Company was able to lower average cost of each prescription. Subsequent to the termination of the original BCBS contract, the Company had negotiated a contract directly (rather than through RxCare) with an affiliate of BCBS to begin pharmacy benefit management services on April 1, 1997. Although the Company continued to provide essentially the same services under such restructured contract as it did before the restructuring, the new contract eliminated capitation risk to the Company and provides for payment of certain administrative and clinical consulting services on a fee-for-service basis. The restructuring in April 1997 of the BCBS contract decreased revenue for the year ended December 31, 1997 compared to December 31, 1996 by $107.0 million. This decrease in revenues was offset by an increase of $34.8 million in other TennCare business resulting from increased enrollment and several favorable contract restructurings. Further revenue increases of $31.3 million resulted from increased enrollment in existing commercial plans as well as the servicing of 11 new commercial plans covering approximately 418,000 new members throughout the United States.

     Cost of revenue for 1997 decreased to $239.0 million from $278.1 million for 1996, a decrease of $39.1 million. The above-described restructuring of the BCBS contract resulted in a decrease in cost of revenue of $111.6 million. Costs relating to the remaining TennCare contracts increased by $34.2 million due to eligibility increases, increased drug prices and increased utilization of prescription drugs. Increased enrollment in existing commercial plans together with several new commercial contracts resulted in a $38.3 million increase in cost of revenue. Included in cost of revenues for commercial business is a $4.1 million reserve established to cover anticipated future losses under certain of the Nevada Plans. As a percentage of revenue, cost of revenue increased to 98.6% in 1997 from 98.2% in 1996.

     For the year ended December 31, 1997, gross profit decreased $1.8 million to $3.3 million, after recording the $4.1 million reserve previously described, from $5.1 million at December 31, 1996. Gross profit increases of $5.0 million in TennCare business resulted from favorable contract renegotiations as well as increased eligibility, offset by decreases of $6.8 million in commercial business resulting primarily from the Nevada Plans. The Nevada Plans generated $7.3 million in gross losses in the fourth quarter of 1997 (including a $4.1 million reserve for anticipated future losses). The Company believed this reserve to be a reasonable estimate of its exposure.

     Selling, general and administrative expenses increased $7.5 million to $19.1 million in 1997 from $11.6 million in 1996, an increase of 65.0%. The $7.5 million increase was attributable to expenses associated with an expanded national sales effort, additional headquarter personnel and operations support needed to service new business and increases in legal and consulting fees. As a percentage of revenue, general and administrative expenses increased to 7.9% in 1997 from 4.1% in 1996.

     For the year ended December 31, 1997, the Company recorded interest income of $2.3 million compared to $1.4 million for the year ended December 31, 1996, an increase of $0.9 million. The increase resulted from funds invested from the Company's Offering being invested for the entire year in 1997 as opposed to only five months in 1996.

     For the year ended December 31, 1997, the Company recorded a net loss of $13.5 million, or $1.07 per share. This compares with a net loss of $5.1 million, or $0.54 per share for the year ended December 31, 1996 before recording a $26.6 million nonrecurring, non-cash stock option charge. The charge in 1996 represented the difference between the exercise price and the deemed fair market value of the Common Stock granted by the Company's then principal stockholder to certain then unaffiliated third parties who later become executive officers and directors of the Company. This increase in net loss is the result of the above-described changes in revenue, cost of revenue and expenses.

Liquidity and Capital Resources

     The Company utilizes both funds generated from operations, if any, and funds raised in the Offering for capital expenditures and working capital needs. For the year ended December 31, 1998, net cash used by the Company for operating activities totaled $16.4 million, primarily due to an increase in accounts receivable of $41.0 million. The increase in accounts receivable resulted from increased PBM business, the acquisition of Continental's accounts receivable ($10.4 million) and certain changes in payment patterns primarily attributable to certain delays in payments ($13.6 million). Because a substantial majority of the delayed payments were collected by the Company in the first quarter of 1999, the Company does not believe that this increase in accounts receivable in 1998 due to delayed payments reflects a trend or that the Company's liquidity has been or will be materially adversely affected. Such uses were offset by a $5.3 million increase in claims payable, a $5.7 million increase in payables to plan sponsors and others and an increase in accrued expenses of $1.9 million. The increases in claims payable and payables to plan sponsors and others increased primarily due to increases in PBM business, partially offset by reductions in the percentage of drug manufacturer rebates owed by the Company to certain clients under rebate sharing arrangements. Accrued expenses increased due to the accrual of $2.2 million in connection with the Tennessee Settlement.

     Investing activities generated $7.8 million in cash from proceeds of maturities of investment securities of $39.8 million, offset by the purchase of investment securities of approximately $28.9 million. The Company purchased $2.2 million of equipment primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage its customer's pharmacy benefit programs and to be competitive in the PBM industry. Financing activities generated $3.5 million of cash primarily from an increase in debt of $3.6 million.

     At December 31, 1998, the Company had working capital of $19.8 million, including $11.7 million in investment securities, compared to $9.3 million at December 31, 1997. Cash and cash equivalents decreased to $4.5 million at December 31, 1998 compared with $9.6 million at December 31, 1997. The Company had investment securities held to maturity of $11.7 million and $22.6 million at December 31, 1998 and 1997, respectively. The decrease in cash and investment securities was due to the Company's increased working capital requirements. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc. ("WHIS"), the Company's investments are primarily corporate debt securities rated AA or higher and government securities. In June 1997, the Company's invested $2.3 million in the preferred stock of WHIS, a company engaged in the development, sales and marketing of PC-based information systems for physicians and their staff, using image-based technology.

     As discussed above, effective January 1, 1999, the Company began to provide PBM services directly to five of the six TennCare MCO's and 900,000 of the TennCare lives previously managed under the RxCare Contract. To date, however, the Company has been unable to secure a contract with the sixth TennCare MCO or with either of the two TennCare BHO's for which it previously provided PBM services under the RxCare Contract. The Company does not believe that the loss of these contracts will have a material adverse effect on its liquidity in fiscal 1999.

     On March 31, 1999, the State of Tennessee and Xantus entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. Due to the fact that the receiver was appointed at the time of the filing of this Annual Report, the Company is unable to predict the consequences of this appointment on the Company's ability to retain Xantus's business or its ability to collect monies owed to it by Xantus. As of March 31, 1999, Xantus owes the Company $9.8 million relating to PBM services rendered by the Company in 1999. The failure of the Company to collect all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

     Under Section 145 of the Delaware General Corporation Law ("Section 145") and the Company's Amended and Restated By-Laws ("By-Laws"), the Company is obligated to indemnify two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary who are the subject of the Federal and State of Tennessee investigation described above, unless it is ultimately determined by the Company's Board of Directors that these former officers failed to act in good faith and in a manner they reasonably believed to be in the best interests of the Company, that they had reason to believe that their conduct was unlawful or for any other reason consistent with Section 145 or the By-Laws. In addition, until the Board makes such a determination, the Company is obligated under Section 145 and its By-Laws to advance the costs of defense to such persons; however, if the Board determines that either or both of these former officer are not entitled to indemnification, such individuals would be obligated to reimburse the Company for all amounts so advanced. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts may have to be advanced. No assurance can be given, however, that the Company's obligations to either or both of these former officers would not have a material adverse effect on the Company's results of operations or financial condition.

     From time to time, the Company may be a party to legal proceedings or involved in related investigations, inquiries or discussions, in each case, arising in the ordinary course of the Company's business. Although no assurance can be given, management does not presently believe that any current matters would have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     At December 31, 1998, the Company had, for tax purposes, unused net operating loss carry forwards of approximately $47 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change.

The annual limitation approximates $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

     As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company expects to spend approximately $1.7 million on capital expenditures during fiscal 1999 primarily for expansion and upgrading of information systems. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

     The Company's pharmaceutical claims costs historically have been subject to significant increase over annual averages from October through February, which the Company believes is due to increased medical requirements during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts or other risk-based arrangements. Risk-based business represented approximately 32% of the Company's revenues while non-risk business (including the provision of mail order services) represented approximately 68% of the Company's revenues for the year ended December 31, 1998. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts. The Company presently anticipates that approximately 28% of its revenues in fiscal 1999 will be derived from risk-based arrangements.

     Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims, have historically affected the Company's cost of revenue. The Company believes that it is likely for prices to continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The higher level of non-risk contracts with the Company's customers in 1998 and 1999 compared to prior years mitigates the adverse effects of price increases, although no assurance can be given that the recent trend towards no-risk arrangements will continue.

Year 2000 disclosure

     The so-called "year 2000 problem," which is common to many companies, concerns the inability of information systems, primarily computer hardware and software programs, to recognize properly and process date sensitive information following December 31, 1999. The Company has committed substantial resources (approximately $2.4 million) over the past two years to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

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

     The Company (excluding for purposes of this year 2000 discussion only, Continental) has completed Step I. The Company will continue to obtain letters from new hardware and software vendors. The Company is currently in the process of implementing Step II. The Company has begun testing its operating systems, and where appropriate software patches have been acquired. Any software or hardware determined to be non-compliant will be modified, repaired or replaced. Installation of patches and full operating systems testing is anticipated to be completed during the second quarter of 1999. The Company cannot estimate the costs of such modifications, repairs and replacements at this time, but does not believe that the costs of such modifications, repairs or replacements will be material. The Company will disclose the results of its testing and attempt to further quantify this estimate in future periodic reports following its completion of Step II.

     With respect to Step III above, the Company has engaged in discussions with the third party vendors that transmit data from member pharmacies and based upon such discussions it believes that such third party vendors' systems will be able to properly recognize and process dates after December 31, 1999. The Company is in the process of surveying member pharmacies in its network as to their ability to transmit data correctly to such third party vendors and anticipates completing this survey during the second quarter of 1999. Once this survey is complete, the Company will evaluate any additional steps required to allow member pharmacies to transmit data after December 31, 1999 and will disclose such additional steps, if any, and their related costs in future periodic reports.

     With respect to Step IV above, the Company intends to perform a comprehensive year 2000 compliance test of the claims adjudication and processing systems as part of the next regularly scheduled disaster recovery drill, which is currently planned for June 1999. This date has been postponed from the previously scheduled March 1999 test in order to incorporate software upgrades during the second quarter of 1999. The Company's internal accounting and other administrative systems generally have been internally developed during the last few years or are presently being developed. Accordingly, in light of the fact that such systems were developed with a view to year 2000 compliance, the Company fully expects that these systems will be able to properly recognize and process dates after December 31, 1999. The Company intends to test these systems for year 2000 compliance as part of the disaster recovery drill described above.

     Continental's computer systems related to the delivery of medications through mail order were upgraded in the fourth quarter of 1998 to become year 2000 compliant. The Company will disclose its ongoing assessment of Continental's state of readiness in future periodic reports.

Costs:

     As noted above, the Company spent approximately $2.4 million over the past two years to improve its information systems. In addition, the Company anticipates that it will spend approximately $1.7 million over the next 12 months to further improve its information systems. These improvements were not specifically instituted to address the year 2000 issue, but rather to address other business issues. Nonetheless, the IS project provided the Company with a platform from which to address any year 2000 issues. Management does not believe that the amount of funds expended in connection with the IS project would have differed materially in the absence of the year 2000 problem. The Company's cash on hand as a result of the Offering has provided all of the funds expended to date on the IS project and is expected to provide substantially all of the funds expected to be spent in the next 12 months on the IS project.

Risks:

     On July 29, 1998, the Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 problem. In this Release the Commission required that registrants include in its year 2000 disclosure a description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 will be addressed in a timely manner so that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, if the Company's assessment of Continental uncovers significant problems (which is not presently expected to occur) or if compliance testing is delayed or necessary remediation efforts are not accomplished in accordance with the Company's plans described above, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's claims would need to be processed manually for some limited period of time. At this point in time, the Company cannot reasonably estimate the number of pharmacies or the level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. The Company expects to be better able to quantify the number of pharmacies and level of claims involved as well as the related costs following its completion of the survey of member pharmacies in the second quarter of 1999 and presently intends to disclose such estimates in future periodic reports. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 problem. However, the Company does not believe that it will incur any material expenses or suffer any material loss of revenues in connection with such minimal disruptions.

Contingency Plans:

     As discussed above, in the event of the occurrence of the "most reasonably likely worst case scenario" the Company would hire an appropriate level of temporary staff to manually process the pharmacy claims submitted on paper. As discussed above, at this time the Company cannot reasonably estimate the number of pharmacies or level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. While some level of manual processing is common in the industry and while manual processing increases the time it takes the Company to pay the member pharmacies and invoice the related payors, the Company does not foresee any material lost revenues or other material expenses in connection with this scenario. However, an extended delay in processing claims, making payments to pharmacies and billing the Company's customers could materially adversely impact the Company's liquidity.

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

Forward Looking Statements:

     Certain information set forth above regarding the year 2000 problem and the Company's plans to address those problems are forward looking statements under the Securities Act and the Exchange Act. See the first paragraph in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of forward looking statements and related risks and uncertainties. In addition, certain factors particular to the year 2000 problem could cause actual results to differ materially from those contained in the forward looking statements, including, without limitation: failure to identify critical information systems which experience failures, delays and errors in the compliance and remediation efforts described above, unexpected failures by key vendors, member pharmacies, software providers or business partners to be year 2000 compliant or the inability to repair critical information systems in the time frames described above. In any such event, the Company's results of operations and financial condition could be materially adversely affected. In addition, the failure to be year 2000 compliant of third parties outside of the Company's control such as electric utilities or financial institutions could adversely effect the Company's results of operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate risk represents the only market risk exposure applicable to the Company. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments in marketable securities. All of these instruments are classified as held-to-maturity on the Company's consolidated balance sheet and were entered into by the Company solely for investment purposes and not for trading purposes. The Company does not invest in or otherwise use derivative financial instruments. The Company's investments consist primarily of corporate debt securities, corporate preferred stock and State and local governmental obligations, each rated AA or higher. The table below presents principal cash flow amounts and related weighted average effective interest rates by expected (contractual) maturity dates for the Company's financial instruments subject to interest rate risk:

                                     1999          2000        2001        2002       2003     Thereafter
                                     ----          ----        ----        ----       ----     ----------
Short-term investments
  Fixed rate investments ........  11,650           --          --          --          --         --
  Weighted average rate .........    6.41%          --          --          --          --         --

Long-term investments:
  Fixed rate investments ........      --           --          --          --          --         --
  Weighted average rate .........      --           --          --          --          --         --

Long-term debt:
 Variable rate instruments ......     208          312       5,873          --          --         --
    Weighted average rate .......    9.00%        9.00%       7.76%         --          --         --

     In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate at December 31, 1998 for that instrument multiplied by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

     At December 31, 1998, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

     Because management does not believe that its exposure to interest rate market risk is material at this time, the Company has not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. The Company will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that risk as appropriate.


Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To MIM Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of MIM Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial  statements  is  presented  for the  purpose  of  complying  with  the
Securities  and  Exchange  Commission's  rules  and is  not  part  of the  basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 12, 1999 (except with respect to the
                   matter described in Note 7
                   as to which the date is March
                   31, 1999.)

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
               (In thousands of dollars, except for share amounts)

                                                                                                             1998            1997
                                                                                                          ---------       ---------
ASSETS
Current assets
     Cash and cash equivalents .....................................................................      $   4,495       $   9,593
     Investment securities .........................................................................         11,694          19,235
     Receivables, less allowance for doubtful accounts of $1,307 and $1,386, respectively ..........         64,747          23,666
     Inventory .....................................................................................          1,187              --
     Prepaid expenses and other current assets .....................................................            857             888
                                                                                                          ---------       ---------
        Total current assets .......................................................................         82,980          53,382
Investment securities, net of current portion ......................................................             --           3,401
Other investments ..................................................................................          2,311           2,300
Property and equipment, net ........................................................................          4,823           3,499
Due from affiliates, less allowance for doubtful accounts of $403 and $2,360, respectively .........             34              --
Other assets, net ..................................................................................            293             145
Deferred income taxes ..............................................................................            270              --
Goodwill and other intangible assets, net ..........................................................         19,395              --
                                                                                                          ---------       ---------
        Total assets ...............................................................................      $ 110,106       $  62,727
                                                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of capital lease obligations ..................................................      $     277       $     222
     Current portion of long-term debt .............................................................            208              --
     Accounts payable ..............................................................................          6,926             931
     Deferred revenue ..............................................................................             --           2,799
     Claims payable ................................................................................         32,855          26,979
     Payables to plan sponsors and others ..........................................................         16,490          10,839
     Accrued expenses ..............................................................................          6,401           2,279
                                                                                                          ---------       ---------
        Total current liabilities ..................................................................         63,157          44,049
Capital lease obligations, net of current portion ..................................................            598             756
Long-term debt, net of current portion .............................................................          6,185              --
Commitments and contingencies
Minority interest ..................................................................................          1,112           1,112
Stockholders' equity
     Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or
       outstanding .................................................................................             --              --
     Common stock, $.0001 par value; 40,000,000 shares authorized, 18,090,748 and
       13,335,150 shares issued and outstanding, respectively ......................................              2               1
 Additional paid-in capital ........................................................................         91,603          73,585
 Accumulated deficit ...............................................................................        (50,790)        (55,061)
 Stockholder notes receivable ......................................................................         (1,761)         (1,715)
                                                                                                          ---------       ---------
         Total stockholders' equity ................................................................         39,054          16,810
                                                                                                          ---------       ---------
         Total liabilities and stockholders' equity ................................................      $ 110,106       $  62,727
                                                                                                          =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
             (In thousands of dollars, except for per share amounts)


                                                                                         1998              1997              1996
                                                                                      ---------         ---------         ---------
Revenue ......................................................................        $ 451,070         $ 242,291         $ 283,159
Cost of revenue ..............................................................          421,374           239,002           278,068
                                                                                      ---------         ---------         ---------

    Gross profit .............................................................           29,696             3,289             5,091

General and administrative expenses ..........................................           23,092            19,098            11,619
Amortization of  goodwill and other intangibles ..............................              330                --                --
Non-recurring charges ........................................................            3,700                --                --
Executive stock option compensation expense ..................................               --                --            26,640
                                                                                      ---------         ---------         ---------

    Income (loss) from operations ............................................            2,574           (15,809)          (33,168)

Interest income, net .........................................................            1,712             2,295             1,393
Other ........................................................................              (15)               17                21
                                                                                      ---------         ---------         ---------

    Net income (loss) ........................................................        $   4,271         $ (13,497)        $ (31,754)
                                                                                      =========         =========         =========

Basic income (loss) per common share .........................................        $     .28         $   (1.07)        $   (3.32)
                                                                                      =========         =========         =========

Diluted income (loss) per common share .......................................        $     .26         $   (1.07)        $   (3.32)
                                                                                      =========         =========         =========

Weighted average common shares used in computing basic income
(loss) per share .............................................................           15,115            12,620             9,557
                                                                                      =========         =========         =========

Weighted average common shares used in computing diluted income
(loss) per share .............................................................           16,324            12,620             9,557
                                                                                      =========         =========         =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (In thousands of dollars)

                                                                                                                           Total
                                                                                Additional               Stockholder   Stockholders'
                                                                     Common      Paid-In    Accumulated     Notes         Equity
                                                                     Stock       Capital      Deficit     Receivable     (Deficit)
                                                                   --------     --------     --------      --------      --------
Balance, December 31, 1995 .....................................   $      1     $     --     $ (9,188)     $ (2,337)     $(11,524)

     Stockholder loans, net ....................................         --           --           --           (22)          (22)

     Stockholder distribution ..................................         --           --         (622)          622            --

     Net proceeds from initial public offering .................         --       46,786           --            --        46,786

     Non-cash stock option charge ..............................         --       26,640           --            --        26,640

     Non-employee stock option compensation
         expense ...............................................         --           17           --            --            17

     Net loss ..................................................         --           --      (31,754)           --       (31,754)
                                                                   --------     --------     --------      --------      --------

Balance, December 31, 1996 .....................................          1       73,443      (41,564)       (1,737)       30,143

     Stockholder loans, net ....................................         --           --           --            22            22

     Exercise of stock options .................................         --          113           --            --           113

     Non-employee stock option compensation
         expense ...............................................         --           29           --            --            29

     Net loss ..................................................         --           --      (13,497)           --       (13,497)
                                                                   --------     --------     --------      --------      --------

Balance, December 31, 1997 ......................................         1       73,585      (55,061)       (1,715)       16,810

     Stockholder loans, net ....................................         --           --           --           (46)          (46)

     Shares issued in connection with the acquisition
          of Continental .......................................          1       17,997           --            --        17,998

     Exercise of stock options .................................         --            5           --            --             5

     Non-employee stock option compensation
       expense .................................................         --           16           --            --            16

     Net income ................................................         --           --        4,271            --         4,271
                                                                   --------     --------     --------      --------      --------

Balance, December 31, 1998 .....................................   $      2     $ 91,603     $(50,790)     $ (1,761)     $ 39,054
                                                                   ========     ========     ========      ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,
                (In thousands of dollars, except for share data)

                                                                                               1998           1997           1996
                                                                                             --------       --------       --------
Cash flows from operating activities:
  Net income (loss) ...................................................................      $  4,271       $(13,497)      $(31,754)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation, amortization and other ...........................................         1,693          1,074            760
       Stock option charges ...........................................................            16             29         26,657
       Provision for losses on receivables and due from affiliates ....................            58            501            928
  Changes in assets and liabilities, net of effect from purchase of Continental:
       Receivables ....................................................................       (31,864)        (5,318)        (4,551)
       Inventory ......................................................................          (365)            --             --
       Prepaid expenses and other current assets ......................................           142            241           (648)
       Accounts payable ...............................................................          (339)          (631)           491
       Deferred revenue ...............................................................        (2,799)         2,799             --
       Claims payable .................................................................         5,274          9,701         (2,016)
       Payables to plan sponsors and others ...........................................         5,651            665          1,738
       Accrued expenses ...............................................................         1,885          1,353            755
                                                                                             --------       --------       --------
          Net cash used in operating activities .......................................       (16,377)        (3,083)        (7,640)
                                                                                             --------       --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ................................................        (2,173)        (1,575)          (870)
   Purchase of investment securities ..................................................       (28,871)       (27,507)       (37,038)
   Maturities of investment securities ................................................        39,814         41,909             --
   Cost of acquisition, net of cash acquired ..........................................          (750)            --             --
   Purchase of other investments ......................................................           (25)        (2,300)            --
   Stockholder notes receivable, net ..................................................           (46)            22            (22)
   Due from affiliates, net ...........................................................           (34)           425           (828)
   Decrease in other assets ...........................................................          (121)           (48)           (93)
                                                                                             --------       --------       --------
          Net cash provided by (used in) investing activities .........................         7,794         10,926        (38,851)
                                                                                             --------       --------       --------
Cash flows from financing activities:
   Principal payments on capital lease obligations ....................................          (132)          (197)          (265)
   Increase in debt ...................................................................         3,612             --             --
   Proceeds from initial public offering ..............................................            --             --         46,786
   Proceeds from exercise of stock options ............................................             5            113             --
                                                                                             --------       --------       --------
           Net cash provided by (used in) financing activities ........................         3,485            (84)        46,521
                                                                                             --------       --------       --------
Net (decrease) increase in cash and cash equivalents ..................................        (5,098)         7,759             30
Cash and cash equivalents--beginning of period ........................................         9,593          1,834          1,804
                                                                                             --------       --------       --------
Cash and cash equivalents--end of period ..............................................      $  4,495       $  9,593       $  1,834
                                                                                             ========       ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
                            Years Ended December 31,
                (In thousands of dollars, except for share data)


Supplemental Disclosures:


The Company issued 3,912,448 shares of Common Stock to acquire Continental Managed Pharmacy Services, Inc. in August 1998. The aggregate value of shares issued approximated $18,000.

The Company paid $186, $41 and $55 for interest for each of the years ended December 31, 1998, 1997 and 1996, respectively.

Capital lease obligations of $40, $587 and $527 were incurred for each of the years ended December 31, 1998, 1997 and 1996, respectively.

The Company distributed $622 to a stockholder through the cancellation of stockholder notes receivable at December 31, 1996.








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars, except for share and per share amounts)

NOTE 1--NATURE OF BUSINESS

   Corporate Organization

     MIM Corporation (the "Company") was incorporated in Delaware in March 1996 for the purpose of combining (the "Formation") the businesses and operations of Pro-Mark Holdings, Inc., a Delaware corporation ("Pro-Mark"), and MIM Strategic Marketing, LLC, a Rhode Island limited liability company ("MIM Strategic"). The Formation was effected in May 1996. Pro-Mark is a wholly owned subsidiary of MIM Corporation, and MIM Strategic is 90% owned by MIM Corporation. On August 24, 1998, the Company acquired Continental Managed Pharmacy Services, Inc. ("Continental"), complementing its core PBM business with mail order pharmacy services. As used in these notes, the "Company" refers to MIM Corporation and its subsidiaries and predecessors.

   Business

     The Company operates in a single business segment and derives its revenues primarily from agreements to provide pharmacy benefit management ("PBM") services to various health plan sponsors in the United States. From 1994 through December 31, 1998, a majority of the services provided by the Company were to plan sponsors of Tennessee-based plans who had entered into PBM contracts with RxCare of Tennessee, Inc. ("RxCare"), a subsidiary of the Tennessee Pharmacists Association. Pursuant to these contracts ("TennCare contracts"), RxCare provided mandated pharmaceutical services to formerly Medicaid eligible and uninsured and uninsurable Tennessee residents under the State's TennCare Medicaid waiver program ("TennCare").

     Under an agreement with RxCare formalized in March 1994 and thereafter amended (the "RxCare Contract"), the Company had been responsible for operating and managing RxCare's TennCare contracts. The RxCare Contract entitled the Company to receive all plan sponsor payments due RxCare and all rebates negotiated with pharmaceutical manufacturers in connection with RxCare programs. In return, the Company implemented and enforced the drug benefit programs, bore all program costs including payments to dispensing pharmacies and certain payments to RxCare and sponsors, and shared with RxCare the remaining profit, if any.

     The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts during this period resulted in the Company executing agreements effective as of January 1, 1999 to provide PBM services directly to five of the six TennCare managed care organizations ("MCO's") and 900,000 of the TennCare lives previously managed under the RxCare Contract as well as substantially all third party administrators ("TPA's") and employer groups previously managed under the RxCare Contract. To date, the Company has been unable to secure a contract with the two TennCare behavioral health organizations ("BHO's") to which it previously provided PBM services under the RxCare Contract. For the year ended December 31, 1998, amounts paid to the Company by these BHO's represented approximately 27% of the Company's revenues.

     On August 24, 1998, the Company completed its acquisition of Continental. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of approximately $1.0 million, approximated $19.0 million. The fair value of assets acquired approximated $11.3 million (including approximately $.5 million of property and equipment) and liabilities assumed approximated $12.0 million (including approximately $2.8 million of assumed debt (see Note 6)), resulting in approximately $18.4 million of goodwill and $1.3 million of other intangible assets, which will be amortized over their estimated useful lives (25 years and 6.5 years, respectively). The consolidated financial statements of the Company for the year ended December 31, 1998 include the results of operations and financial position of Continental from and after the date of acquisition.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


     The following unaudited consolidated pro forma financial information has been prepared assuming Continental was acquired as of January 1, 1997, with pro forma adjustments for amortization of goodwill and other intangible assets and income taxes. The pro forma financial information is presented for informational purposes only and is not indicative of the results that would have been realized had the acquisition been made on January 1, 1997. In addition, this pro forma financial information is not intended to be a projection of future operating results.

                                                      Year ended December 31,
                                                   ---------------------------
                                                     1998               1997
                                                   --------           --------

     Revenues .................................    $491,716           $289,571
                                                   ========           ========
     Net income (loss) ........................    $  4,783           $(12,979)
                                                   ========           ========
     Basic earnings (loss) per share ..........    $    .27           $   (.79)
                                                   ========           ========
     Diluted earnings (loss) per share ........    $    .25           $   (.79)
                                                   ========           ========

     The amounts above include $65,958 and $ 47,280 of revenues from the operations of Continental for the years ended December 31, 1998 and December 31, 1997, respectively.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The  consolidated   financial   statements  include  the  accounts  of  MIM
Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, overnight investments and money market accounts.

Receivables

     Receivables include amounts due from plan sponsors under the Company's PBM contracts, amounts due from pharmaceutical manufacturers for rebates and service fees resulting from the distribution of certain drugs through retail pharmacies and amounts due from certain third party payors.

Inventory

      Inventory is stated at the lower of cost or market. The cost of the inventory is determined using the first-in, first-out (FIFO) method.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets is as follows:

         Asset                                                Useful Life
         -----                                                -----------
         Computer and office equipment ....................   3-5 years
         Furniture and fixtures ...........................   5-7 years

     Leasehold improvements and leased assets are amortized using straight-line basis over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repairs are expensed as incurred.

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets represent the cost in excess of the fair market value of the tangible net assets acquired in connection with the acquisition of Continental. Amortization expense for the year ended December 31, 1998 was $330.

Long-Lived Assets

     The Company reviews its long-lived assets and certain related intangibles and other investments for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such changes have occurred.

Deferred Revenue

     Deferred revenue represents fees received in advance from certain plan sponsors and are recognized as revenue in the month these fees are earned.

Claims Payable

     The Company is responsible for all covered prescriptions provided to plan sponsor members during the contract period. At December 31, 1998 and 1997, certain prescriptions were dispensed to members for which the related claims had not yet been presented to the Company for payment. Estimates of $2,523 and $1,858 at December 31, 1998 and 1997, respectively, have been accrued for these claims in the accompanying consolidated balance sheets. Unpaid claims incurred and reported amounted to $29,360 and $20,786 at December 31, 1998 and 1997, respectively.

Payables to Plan Sponsors and Others

     Certain pharmacy benefit management contracts provide for an income or loss share with the plan sponsor. The income or loss share is calculated by deducting all related costs and expenses from revenues earned under the contract. To the extent revenues exceed costs, the Company records a payable representing the plan sponsor's share of the profit attributable to that contract, and to the extent costs and expenses exceed revenues the Company records a receivable. Certain plan sponsor contracts also provide for the sharing of pharmaceutical manufacturers' rebates with the plan sponsors.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


Revenue Recognition

     Capitated Agreements. The Company's capitated contracts with plan sponsors require the Company to provide covered pharmacy services to plan sponsor members in return for a fixed fee per member per month paid by the plan sponsor. Capitated agreements generally have a one-year term or, if longer, provide for adjustment of the capitated rate each year. These contracts are subject to rate adjustment or termination upon the occurrence of certain events.

     Capitation payments under risk-based contracts are based upon the latest eligible member data provided to the Company by the plan sponsor. On a monthly basis, the Company receives payments (and recognizes revenue) for those members eligible for the current month, plus or minus capitation amounts for those members determined to be retroactively eligible or ineligible for prior months under the contract. The amount accrued for future net retroactive eligibility capitation payments is based upon management's estimates. Revenue under capitated arrangements for the years ended December 31, 1998, 1997 and 1996 was approximately $142,960, $127,477 and $232,395, respectively.

     Generally, loss contracts arise only on capitated or other risk-based contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict formularies, resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses.

     Fee-for-Service Agreements. Under its fee-for-service PBM contracts, the Company provides covered pharmacy services to plan sponsor members and is reimbursed by the plan sponsor for the actual ingredient cost and pharmacist's dispensing fee of a prescription, plus certain administrative fees. Revenue on these contracts is recognized when pharmacy claims are submitted to the Company. Fee-for-service revenue for the years ended December 31, 1998, 1997 and 1996 was $294,484, $114,814 and $50,764, respectively.

     Mail Order Services. The Company's mail order services are available to plan sponsor members as well as the general public. The Company's mail order facility dispenses the prescribed medication and bills the sponsor, the patient and/or the patient's health insurance company. Revenue is recorded when the prescription is shipped. Revenue from mail order services for the year ended December 31, 1998 was $13,626, including $7,300 with respect to members of clients managed under PBM contracts. Because the Company acquired Continental in 1998, the Company did not provide any mail order services in prior years.

Cost of Revenue

     Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. For the years ended December 31, 1998, 1997 and 1996, rebates earned net of rebate sharing arrangements on pharmacy benefit management contracts were $21,996, $13,290 and $7,738, respectively.

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

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


Earnings per Share

     Basic income (loss) per share is based on the average number of shares outstanding and diluted income (loss) per share is based on the average number of shares outstanding including common stock equivalents. For the years ended December 31, 1997 and 1996, diluted loss per share is the same as basic loss per share because the inclusion of common stock equivalents would be antidilutive. Common shares outstanding and per share amounts reflect the Formation (see Note
1) and are considered outstanding from the date each entity was formed.


                                                    Years Ended December 31,
                                                 1998        1997         1996
                                              --------    --------     --------
Numerator:
     Net income ..........................    $  4,271    $(13,497)    $(31,754)

Denominator - Basic:
     Weighted average number of
        common shares outstanding ........      15,115      12,620        9,557
     Basic income (loss) per share .......    $    .28    $  (1.07)    $  (3.32)

Denominator - Diluted:
     Weighted average number of
        common shares outstanding ........      15,115      12,620        9,557
     Common share equivalents
        of outstanding stock options .....       1,209          --           --
                                              --------    --------     --------
Total shares outstanding .................      16,324      12,620        9,557
Diluted income (loss) per share ..........    $    .26    $  (1.07)    $  (3.32)


Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, investment securities (see Note 3), accounts receivable, accounts payable and long term debt (see Note 6). The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

     The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees and non-employee directors are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (see Note 9).

Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


NOTE 3 - INVESTMENT SECURITIES AND OTHER INVESTMENTS

     Investment Securities

     The Company's marketable investment securities are classified as held-to-maturity and are carried at amortized cost on the accompanying balance sheets as of December 31, 1998 and 1997. Management believes that it has the intent and ability to hold such securities to maturity. Amortized cost (which approximates fair value) of these securities as of December 31, 1998 and 1997 is as follows:

                                                            1998           1997
                                                          -------        -------
Held-to-maturity securities:
   U.S. government ....................................   $    --        $ 3,600
   States and political subdivision ...................     1,353            295
   Corporate securities ...............................    10,341         18,741
                                                          -------        -------
Total investment securities ...........................   $11,694        $22,636
                                                          =======        =======

     The contractual maturities of all held-to-maturity securities at December 31, 1998 are as follows:

                                                           Amortized Cost
                                                           --------------
Due in one year or less ...............................        $11,694
Due after one year through five years .................             --
                                                               -------
Total investment securities ...........................        $11,694
                                                               =======

     Other Investments

     On June 23, 1997, the Company acquired an 8% interest in Wang Healthcare Information Systems ("WHIS"), which markets PC-based clinical information systems to physicians utilizing patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock, par value $0.01 per share, of WHIS, representing a minority 8% interest, for an aggregate purchase price equal to $2,300. The preferred stock is not registered on a securities exchange and, therefore, the fair value of these securities is not readily determinable.

NOTE 4--RELATED PARTY TRANSACTIONS

     During 1995, the Company advanced RxCare approximately $1,957 to fund losses RxCare incurred in connection with one of its PBM contracts, which was previously fully reserved for. Through December 1998, the advance was offset by profit sharing amounts due under the RxCare Contract.

     On October 1, 1998, the Company and RxCare amended the RxCare Contract. The amendment reflected the parties' mutual decision to terminate their relationship effective December 31, 1998 and permitted both parties to independently pursue business opportunities with current RxCare plan sponsors to become effective from and after January 1, 1999. The Company agreed to pay RxCare $1,500 and waive RxCare's payment obligations with respect to the remaining outstanding advances of $800 at December 31, 1998. The $1,500 was paid in November 1998 and is included in the statement of operations as a non-recurring charge. No amount was due RxCare for the years ended December 31, 1998 or 1997.

     In March 1997, RxCare repaid in full an advance of approximately $349 the Company had made in 1996 directly to individual pharmacies in Tennessee on behalf of RxCare.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


     The Company entered into two three-year contracts with Zenith Goldline in December 1995. Pursuant to these contracts, the Company is entitled to receive fees based on a percentage of the growth in Zenith Goldline's gross margins from related sales. Included in due from affiliates at December 31, 1998 and 1997 is management's estimate of revenues earned under these agreements. At December 31, 1998, the collectibility of the amounts is uncertain and a full reserve has been recorded against the revenues earned.

     During 1996, the Company advanced to MIM Holdings $99. MIM Holdings is controlled by a former executive officer and director of the Company. MIM Holdings had repaid $13 through December 31, 1996. The remaining $86 principal amount owed by MIM Holdings and accrued interest from September 1996 was paid in full at December 31, 1997.

     Other Activities

     Pursuant to the RxCare Contract, which expired on December 31, 1998, the Company made monthly payments to RxCare to defray the cost of office space and equipment provided by RxCare on behalf of the Company and to provide RxCare with cash flow to meet its operating expenses. Expenses under this arrangement were $240 for each of the years ended December 31, 1998, 1997 and 1996, respectively. In addition, from November 1995 through October 1996, the Company paid RxCare $6.5 monthly to cover expenses associated with a regional cost containment initiative.

     The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by a former officer and director of the Company. Rent expense was approximately $56 for each of the years ended December 31, 1998 and 1997, respectively, and $52 for the year ended December 31, 1996. The Company has incurred an aggregate of approximately $513 for alterations and improvements to this space through December 31, 1998, which upon termination of the lease will revert to the lessor. The future minimum rental payments under this agreement are included in
Note 7.

     Consulting and Service Agreements

     In January 1994, the Company entered into a consulting agreement with an officer of RxCare which provided for payments by the Company of $5.5 per month, and additional compensation as agreed by the parties for special projects, through December 1996. The Company made no payments in 1998 and 1997 and paid $66 in 1996. In December 1996, the Company was reimbursed $225 for amounts paid in 1994 for the special projects, which were recorded as a reduction of general and administrative expenses.

     In September 1995, the Company entered into a contract with MIM Holdings to receive management consulting services in return for monthly payments to MIM Holdings of $75. Consulting expenses under this contract amounted to $225 for the year ended December 31, 1996. The contract was terminated on March 31, 1996.

     A professional service agreement was entered into on January 1, 1996 between MIM Holdings and the Company. Under this agreement, MIM Holdings provided the Company certain professional services, for which the Company paid MIM Holdings $150 for the year ended December 31, 1996. The agreement was terminated in May 1996.

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
       (In thousands of dollars, except for share and per share amounts)


     Stockholder Notes Receivable

     In June 1994, the Company advanced to a former executive officer and director approximately $979 for purposes of acquiring a principal residence, $975 of which is secured by a first mortgage on a personal residence. In exchange for the funds, the Company received a promissory note, the aggregate outstanding principal balance of which was $979 at December 31, 1998 and 1997. The original note required repayment by June 15, 1997 with interest of 5.42% per annum payable monthly. The note was amended making the principal balance due and payable on June 15, 2000 with interest of 7.125% payable monthly. Interest income on the notes for each of the years ended December 31, 1998, 1997 and 1996 was $70, $60 and $52, respectively.

     In August 1994, the Company advanced Alchemie $299 for the purposes of acquiring a building leased by the Company. The balance remaining on the advance was approximately $280 at December 31, 1998 and 1997. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $29 for each of the years ended December 31, 1998, 1997 and 1996, respectively. The note is secured by a lien on Alchemie's rental income.

     During 1995, the Company advanced to MIM Holdings $800 for certain consulting services to be performed for the Company in 1996 and paid $278 for certain expenses on behalf of MIM Holdings including $150 for consulting services to MIM Holdings by an officer of RxCare. These amounts, totaling $1,078, were recorded as a stockholder note receivable. $622 of such amount was recorded as a stockholder distribution during 1996 and the remaining balance of $456 bears interest at 10% per annum, payable quarterly in arrears, with principal due on March 31, 2001. The note is guaranteed by a former officer and director of the Company and further secured by the assignment to the Company of a note due to MIM Holdings in the aggregate principal amount of $100. The outstanding balance at December 31, 1998 and 1997 was $502 and $456, respectively. Interest income on the note for each of the years ended December 31, 1998, 1997 and 1996, respectively was $46.

     Indemnification

     Under certain circumstances, the Company may be obligated to indemnify and advance defense costs to two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary of the Company in connection with their involvement in the Federal and State of Tennessee investigation of which they are the subject (see Note 7). The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts may have to be advanced.

NOTE 5--PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following at December 31:

                                                           1998          1997
                                                         -------        -------
Computer and office equipment, including
       equipment  under capital leases ...........        $6,603         $4,227
 Furniture and fixtures ..........................           546            442
 Leasehold improvements ..........................           613            540
                                                          ------         ------
                                                           7,762          5,209
 Less: Accumulated depreciation ..................        (2,939)        (1,710)
                                                          ------         ------
   Property and equipment, net ...................        $4,823         $3,499
                                                          ======         ======

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)

NOTE 6--LONG TERM DEBT

     The Company's long term debt consists of a Revolving Note Agreement (the "Agreement") through May 2001 and two installment notes ("Installment Notes I and II") with a bank (the "Bank"), which were assumed by the Company in connection with the Continental acquisition. The Company may borrow up to $6,500 under the Agreement. Advances under the Agreement are limited to 85% of eligible receivables (as defined in the Agreement) and outstanding amounts bear interest at the Bank's prime rate (7.75% at December 31, 1998). At December 31, 1998, $670 was available for borrowing under the Agreement. Installment Note I bears interest at the Bank's prime rate plus 1.25% (9.0% at December 31, 1998) with payments due in monthly installments of $9 plus interest and with final payment due February 1, 2000. Installment Note II bears interest at the same rate as Installment Note I with payments due in monthly installments of $14 plus interest and with final payment due February 28, 1999.

     The Agreement and Installment Notes I and II are secured by all of the accounts receivable and furniture and equipment of Continental and Continental's obligations thereunder are guaranteed by the Company. Continental has also granted a security interest in its inventory, accounts receivable and furniture and equipment to a pharmaceutical vendor (the "Supplier"). Under the terms of an Inter-Creditor Agreement between Continental, the Bank and the Supplier, the Supplier will not exercise any right or remedy it may have with respect to the same collateral as covered by the Bank's security interest, until the amounts owed to the Bank are fully paid and satisfied and the Bank's interest has been terminated in writing. The Inter-Creditor Agreement does not preclude the Supplier from taking such action to enforce payment of indebtedness to the Supplier not involving the same collateral as covered by the Bank's security interest.

     Under the terms of the Agreement and Installment Notes I and II, Continental is required to comply with certain financial covenants which, among other things require Continental to maintain a specified level of net worth.

     The Company has notes payable outstanding to an employee, also assumed in connection with the Continental acquisition. The notes bear interest at the greater of 9% or prime plus 1% (9.0% at December 31, 1998) and are payable in monthly installments of principal and interest of $7 through July 31, 2001.

     The Company had no long-term debt outstanding during 1997 or prior periods.

Long-term debt consists of the following at December 31, 1998:

     Revolving Note .........................................        $5,830
     Variable rate Installment Notes I and II ...............           367
     Notes payable - employee ...............................           196
                                                                     ------
                                                                     $6,393
     Less: current portion ..................................           208
                                                                     ------
                                                                     $6,185
                                                                     ======

Future maturities of long-term debt for the next five years are as follows:

     1999 ..............................  $  208
     2000 ..............................     312
     2001 ..............................   5,873
     2002 ..............................      --
     2003 ..............................      --
                                          ------
     Total .............................  $6,393
                                          ======

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


NOTE 7--COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     The Company was a third-party defendant in a proceeding in the Superior Court of the State of Rhode Island. The third-party complaint alleged that the Company interfered with certain contractual relationships and misappropriated certain confidential information. The third-party complaint sought to enjoin the Company from using the allegedly misappropriated confidential information and sought an unspecified amount of compensatory and consequential damages, interest and attorneys' fees. On November 20, 1998, this action was settled pursuant to a settlement and release agreement among the parties to the action. Under the terms of the settlement, the Company was not required to make payment to any party and no non-monetary restrictions or limitations were otherwise imposed against the Company or any subsidiary or any of their respective officers, directors or employees.

     In February 1999, the Company reached an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation focusing mainly on the conduct of two former officers (one of which is a former officer and still principal stockholder of the Company) of a subsidiary prior to the Company's initial public offering (see Note 9). Based upon the agreement in principle, the investigation, as it relates to the Company, would be fully resolved through the payment of a $2.2 million civil settlement and an agreement to implement a corporate integrity program in conjunction with the Office of the Inspector General of the U.S. Department of Health and Human Services. In that connection, the Company recorded a non-recurring charge of $2.2 million against fourth quarter 1998 earnings. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that it will have no continued involvement in the governments' joint investigation other than continuing to cooperate with the governments in their efforts.

     On March 29, 1999, Xantus Healthplan of Tennessee, Inc. ("Xantus"), one of the TennCare MCO's to which the Company provides PBM services, filed a complaint in the Chancery Court for Davidson County, Tennessee. Xantus alleged that the Company advised Xantus in writing that it would cease providing PBM services on Monday, March 29, 1999 to Xantus and its members in the event that Xantus failed to pay approximately $3.3 million representing past due amounts in connection with PBM services rendered by the Company in 1999. The complaint further alleged that the Company does not have the right to cease providing services under the agreement between Xantus and the Company. Additionally, Xantus applied for a temporary restraining order as well as temporary injunction to prevent the Company from ceasing to provide such PBM services. The hearing on the motion for the temporary injunction was scheduled to be heard on Thursday, April 1, 1999. However, on March 31, 1999, the State of Tennessee and Xantus entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. Due to the fact that the receiver was appointed at the time of the filing of this Annual Report, the Company is unable to predict the consequences of this appointment on the Company's ability to retain Xantus's business or its ability to collect monies owed to it by Xantus. As of March 31, 1999, Xantus owes the Company $9.8 million relating to PBM services rendered by the Company in 1999. The failure of the Company to collect all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

     From time to time, the Company may be a party to legal proceedings arising in the ordinary course of the Company's business. Management does not presently believe that any current matters would have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


     Employment Agreements

     The Company has entered into employment agreements with certain key employees which expire at various dates through December 2003. Total minimum commitments under these agreements are approximately as follows:


     1999 .....................................   $1,019
     2000 .....................................      780
     2001 .....................................      555
     2002 .....................................      443
     2003 .....................................      406
                                                  ------
                                                  $3,203
                                                  ======

     Other Agreements

     As discussed in Note 4, the Company rents one of its facilities from Alchemie. Rent expense for non-related party leased facilities and equipment was approximately $809, $477 and $208 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Operating Leases

     The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 of the identified years are as follows:

     1999 ................................       $1,204
     2000 ................................        1,058
     2001 ................................          825
     2002 ................................          352
     2003 ................................          331
     Thereafter ..........................        1,434
                                                 ------
                                                 $5,204
                                                 ======
     Capital Leases

     The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31 of the identified years are as follows:


     1999 .......................................  $342
     2000 .......................................   342
     2001 .......................................   303
                                                   ----
     Total minimum lease payments ...............   987
     Less: amount representing interest .........   112
                                                   ----
     Obligations under leases ...................   875
     Less: current portion of lease obligation ..   277
                                                   ----
                                                   $598
                                                   ====

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


NOTE 8--INCOME TAXES

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

     The effect of temporary differences which give rise to a significant portion of deferred taxes is as follows as of December 31, 1998 and 1997:

                                                                             1998        1997
                                                                          --------    --------
Deferred tax assets:
      Reserves and accruals not yet deductible for tax purposes ........  $  1,433    $  3,040
      Net operating loss carryforward ..................................    19,176      13,950
      Property basis differences .......................................        82          --
                                                                          --------    --------
               Subtotal ................................................    20,691      16,990
      Less: valuation allowance ........................................   (20,421)    (16,921)
                                                                          --------    --------
Total deferred tax assets ..............................................       270         (69)
                                                                          --------    --------

Deferred tax liabilities:
      Property basis differences .......................................         0          69
                                                                          --------    --------
Total deferred tax liability ...........................................         0          69
                                                                          --------    --------
Net deferred taxes .....................................................  $    270    $     --
                                                                          ========    ========

     It is uncertain whether the Company will realize the full benefit from its deferred tax assets, and it has therefore recorded a valuation allowance. The Company will assess the need for the valuation allowance at each balance sheet date.

     There is no provision (benefit) for income taxes for the years ended December 31, 1998 and 1997. A reconciliation to the tax provision (benefit) at the Federal statutory rate is presented below:

                                                                             1998        1997
                                                                          --------    --------
Tax provision (benefit) at statutory rate ..............................  $ 1,452     $(4,589)
State tax provision (benefit), net of federal benefit ..................      282        (891)
Change in valuation allowance ..........................................   (1,886)      5,460
Amortization of goodwill and other intangibles .........................      134          --
Other ..................................................................       18          20
                                                                          --------    --------
Recorded income taxes ..................................................  $    --     $    --
                                                                          ========    ========

     At December 31, 1998, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $47 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)

1986, as amended, and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

NOTE 9--STOCKHOLDERS' EQUITY

     Public Offering

     On August 14, 1996, the Company completed its initial public offering, and sold 4,000,000 shares of Common Stock at a public offering price of $13.00 per share. Net proceeds amounted to $46,788 after offering costs of $1,574.

     Stock Option Plans

     In May 1996, the Company adopted the MIM Corporation 1996 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options
(ISOs) and non-qualified stock options to employees and key contractors of the Company. Options granted under the Plan generally vest over a three-year period, but vest in full upon a change in control of the Company or at the discretion of the Company's compensation committee, and generally are exercisable for from 10 to 15 years after the date of grant subject, in some cases, to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% shareholder). If non-qualified stock options are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest. 4,375,000 shares are authorized for issuance under the Plan. At December 31, 1998, 116,491 shares remained available for grant under the amended Plan.

     As of December 31, 1998 and 1997, the exercisable portion of outstanding options was 1,353,267 and 1,516,445, respectively. Stock option activity under the amended Plan through December 31, 1998 is as follows:

                                                                         Average
                                                          Options        Price
                                                        ---------       --------
Balance, December 31, 1995 ..........................   3,021,900       $0.0067
    Granted .........................................   1,124,902       $ 11.26
    Canceled ........................................     (46,421)
    Exercised .......................................     (16,800)
                                                       ----------
Balance, December 31, 1996 ..........................   4,083,581       $  2.99
    Granted .........................................      85,000       $  9.49
    Canceled ........................................    (178,750)
    Exercised .......................................  (1,294,550)
                                                       ----------
Balance, December 31, 1997 ..........................   2,695,281       $  4.21
    Granted .........................................     935,110       $  4.28
    Canceled ........................................    (683,229)
    Exercised .......................................    (843,150)
                                                       ----------
Balance, December 31, 1998 ..........................   2,104,012       $  4.73
                                                       ==========

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


     On December 2, 1998, the Company granted Richard H. Friedman an option to purchase 800,000 shares of Common Stock at $4.50 per share (then-current market price) under his employment agreement as the Company's Chairman and Chief Executive Officer. This option was not granted under the Plan. Under the agreement, the options vest in three equal installments on the first three anniversaries of the date of grant. In addition, on December 2, 1998, the Company granted Mr. Friedman 200,000 performance units and 300,000 restricted shares. The performance units and the restricted shares are also not covered by the Plan. The performance units vest and become payable in two equal installments in fiscal 2002 and 2003 upon the Company's achievement of certain specified levels of after-tax net income in fiscal 2001. The restrictions to which the restricted shares are subject lapse in December 2006, but may be accelerated in the event that the Company achieves certain specified levels of earnings per share in fiscal 2001. The grants of options, performance units and restricted shares to Mr. Friedman are subject to stockholder approval.

     On April 17, 1998, the Company granted Scott R. Yablon an option to purchase 1,000,000 shares of Common Stock at $4.50 per share (then-current market price) in connection with his employment agreement to become the Company's President, Chief Operating Officer and Chief Financial Officer. This option was not granted under the Plan. Under this agreement, options with respect to 500,000 shares vested immediately upon his commencement of employment with the Company and the options covering the remaining 500,000 shares vest in two equal installments on the first two anniversary dates of the date of grant. These options expire 10 years from the date of grant. As of December 31, 1998, the exercisable portion of outstanding options was 500,000 shares.

     Effective July 6, 1998, each then current employee of the Company holding options under the Plan was offered an opportunity to reprice the exercise price of not less than all options granted at a particular exercise price to an exercise price of $6.50 per share. The average of the high and low sales price of the Common Stock on July 6, 1998 was $4.75 per share. In consideration of receiving repriced options, each employee agreed that all such repriced options, including those already vested, would become unvested and exercisable in three equal installments on the first three anniversaries of the date of the repricing. In connection with the repricing, an aggregate of approximately 473,000 shares were repriced to $6.50 per share.

     In July 1996, the Company adopted the MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan (the "Directors Plan"). The purpose of the Directors Plan is to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company since the adoption of the Directors Plan. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A total of 100,000 shares of Common Stock are authorized for issuance under the Directors Plan. At December 31, 1998, options to purchase 40,000 shares at an exercise price of $13.00, options to purchase 40,000 shares at an exercise price of $4.6875 and options to purchase 20,000 shares at an exercise price of $4.35 were outstanding under the Directors Plan, 26,667 of which were exercisable.

   Accounting for Stock-Based Compensation

     In May 1996, the majority stockholder of the Company granted to three individuals who were then unaffiliated with the Company (each of whom later became a director of the Company and two of whom also became officers of the Company), options to purchase an aggregate of 3,600,000 shares of Common Stock owned by him at $0.10 per share. These options were immediately exercisable and have a term of ten years, subject to earlier termination upon a change in control of the Company, as defined. In connection with these options, for the year ended December 31, 1996, the Company recorded a nonrecurring, non-cash stock option charge (and a corresponding credit to additional paid-in capital) of $26,640, representing the difference between the exercise price and the deemed fair

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


market value of the Common Stock at the date of grant. In January 1998, two of these individuals, who were at that time officers of the Company, exercised 3,300,000 of these options.

     In July 1996, the majority stockholder also granted to one of these individuals an additional option ("additional option") to purchase 1,860,000 shares of Common Stock owned by him at $13 per share. The additional option has a term of ten years, subject to earlier termination upon a change in control of the Company, as defined, or within certain specified periods following the grantee's death, disability or termination of employment for any reason. The additional option vests in installments of 620,000 shares each on December 31, 1996, 1997 and 1998, and is immediately exercisable upon the approval of a change in control of the Company, as defined, by the Company's Board of Directors and, if required, stockholders. The unvested portion of the additional option, 620,000 shares, terminated in 1998 due to the grantee's termination of employment with the Company and the unexercised vested portion of the additional options, 1,240,000 shares, terminated 60 days following grantee's termination.

     Had compensation cost for the Company's stock option plans for employees and directors been determined based on the fair value method in accordance with SFAS 123, the Company's results would have been as follows for the years ended December 31:

                                         1998                      1997                          1996
                                -------------------      -----------------------       -----------------------
                                   As          Pro          As             Pro            As             Pro
                                Reported      Forma      Reported         Forma        Reported         Forma
                                --------     ------      --------       --------       --------       --------
Net income (loss) ...........    $4,271      $2,742      $(13,497)      $(14,416)      $(31,754)      $(32,131)
                                 ======      ======      ========       ========       ========       ========
Basic income (loss) per
common  share ...............    $  .28      $  .18      $  (1.07)      $  (1.14)      $  (3.32)      $  (3.36)
                                 ======      ======      ========       ========       ========       ========
Diluted income (loss) per
common  share ...............    $  .26      $  .17      $  (1.07)      $  (1.14)      $  (3.32)      $  (3.36)
                                 ======      ======      ========       ========       ========       ========

     Because the fair value method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995 (as permitted by SFAS No.
123), the resulting pro forma compensation expense may not be representative of the amount of compensation expense to be recorded in future years. Pro forma compensation expense for options granted is reflected over the vesting period, therefore future pro forma compensation expense may be greater as additional options are granted.

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1998           1997           1996
                                  ----           ----           ----
Volatility ...................     98%            60%            60%
Risk-free interest rate ......      5%             5%             5%
Expected life of options .....  4 years        4 years        4 years


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

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)


subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10--CONCENTRATION OF CREDIT RISK

     Through December 31, 1998 the majority of the Company's revenues were derived from TennCare contracts managed by the Company pursuant to the RxCare Contract. The following table outlines contracts with plan sponsors having revenues and/or accounts receivable which individually exceeded 10% of the Company's total revenues and/or accounts receivable during the applicable time period:

                                                                        Plan Sponsor
                                                       ---------------------------------------------
                                                        A        B       C      D        E        F
                                                        -        -       -      -        -        -
Year ended December 31, 1996
    % of total revenue............................     18%      47%     11%     -        -        -
    % of total accounts receivable at period end..      *       13%     14%     -        -        -
Year ended December 31, 1997
    % of total revenue............................     21%      10%     13%    10%       -        -
    % of total accounts receivable at period end..      *        *       *      *        -        -
Year ended December 31, 1998
    % of total revenue............................     16%       -       -     11%      16%      12%
    % of total accounts receivable at period end..      *        -       -      *        *       12%

------------
* Less than 10%.

     There were no other contracts representing 10% or more of the Company's total revenues and/or accounts receivable for the years ended December 31, 1998, 1997 and 1996. The RxCare Contract expired as of December 31, 1998 and effective January 1, 1999, the Company began providing PBM services to five of the six TennCare MCO's previously managed under the RxCare Contract. It is possible that the State of Tennessee or the Federal government could terminate or require modifications to the TennCare program. The Company is unable to predict the effect of any such future changes to the TennCare program.

NOTE 11--PROFIT SHARING PLAN

     The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded a $50 matching contribution for 1998. The Company made no matching contributions for the years ended December 31, 1997 and 1996.

NOTE 12--NON-RECURRING CHARGES

     The Company recorded a $1,500 non-recurring charge against earnings in connection with its negotiated termination of its relationship with RxCare. The negotiated termination, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts during this period resulted in the Company executing agreements effective as of January 1, 1999 to provide PBM services directly to five of the six TennCare MCO's and 900,000 of the TennCare lives previously managed under the RxCare Contract as well as substantially all third party administrators and

                        MIM CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        (In thousands of dollars, except for share and per share amounts)

employer groups previously managed under the RxCare Contract. In addition, the Company recorded a $2,200 non-recurring charge against earnings in connection with the conclusion of an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that the investigation will be fully resolved with this settlement.

NOTE 13--SUBSEQUENT EVENTS

     On February 9, 1999, the Company entered into an agreement with a principal stockholder of the Company to purchase, in a private transaction not reported on Nasdaq, 100,000 shares of Common Stock from such stockholder at $3.375 per share. The last price of the Common Stock on February 9, 1999 was $3.50 per share.

                        MIM Corporation and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                 Balance at    Charges      Charged to              Balance at
                                                 Beginning        To        Costs and     Other        End
                                                 of Period   Receivables    Expenses     Charges    of Period
                                                  -------      -------       -------      -----      -------
Year ended December 31, 1996
      Accounts receivable ....................    $   360           --       $   728         --      $ 1,088
      Accounts receivable, other .............    $ 1,957           --       $   200         --      $ 2,157
                                                  =======      =======       =======      =====      =======

Year ended December 31, 1997
      Accounts receivable ....................    $ 1,088      $(1,755)      $ 1,348      $ 705      $ 1,386
      Accounts receivable, other .............    $ 2,157           --       $   203         --      $ 2,360
                                                  =======      =======       =======      =====      =======

Year ended December 31, 1998
      Accounts receivable ....................    $ 1,386         (137)      $    58         --      $ 1,307
      Accounts receivable, other .............    $ 2,360      $(1,957)           --      $  --      $   403
                                                  =======      =======       =======      =====      =======


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

     The following table sets forth certain information with respect to the directors and executive officers of the Company.


Name                     Age  Position
----                     ---  --------

Richard H. Friedman....  48   Chairman of the Board and  Chief Executive Officer

Scott R. Yablon........  47   President, Chief Operating Officer and Director

Louis A. Luzzi, Ph.D...  66   Director

Richard A. Cirillo.....  48   Director

Louis DiFazio, Ph.D....  61   Director

Michael Kooper.........  63   Director

Barry A. Posner........  35   Vice President, Secretary and General Counsel

Edward J. Sitar........  38   Chief Financial Officer

     Richard H. Friedman is currently the Chairman and Chief Executive Officer of the Company. He joined the Company in April 1996 and was elected a director of the Company and appointed Chief Financial Officer and Chief Operating Officer in May 1996. Mr. Friedman also served as the Company's Treasurer from April 1996 until February 1998. From February 1992 to December 1994, Mr. Friedman served as Chief Financial Officer and Vice President of Finance of Zenith Laboratories Inc. ("Zenith"). In December 1994, Zenith was acquired by IVAX Corporation, an international health care company and a major multi-source generic pharmaceutical manufacturer and marketer. From January 1995 to January 1996, he was Vice President of Administration of IVAX Corporation's North American Multi-Source Pharmaceutical Group and each of its operating companies, including Zenith and Zenith Goldline.

     Scott R. Yablon joined the Company on May 1, 1998 as an employee and, effective May 15, 1998, served as its President, Chief Financial Officer, Chief Operating Officer and Treasurer. He relinquished the positions of Chief Financial Officer and Treasurer on March 22, 1999, upon the promotion of Mr. Edward J. Sitar to those positions at that time. Mr. Yablon has served as a director of the Company since July 1996. Prior to joining the Company, he held the position of Vice President - Finance and Administration at Forbes, Inc.. He also served as a member of the Investment Committee of Forbes Inc., Vice President, Treasurer and Secretary of Forbes Investors Advisory Institute and Vice President and Treasurer of Forbes Trinchera, Sangre de Cristo Ranches, Fiji Forbes and Forbes Europe.

     Louis A. Luzzi, Ph.D. has served as a director of the Company since July 1996. Dr. Luzzi is the Dean of Pharmacy and Provost for Health Science Affairs of the University of Rhode Island College of Pharmacy. He has been a Professor of Pharmacy at the University of Rhode Island since 1981. Dr. Luzzi participates in several university, industry and government committees and has published numerous articles.

     Richard A. Cirillo has served as a director of the Company since April 1998. Mr. Cirillo is a member of the law firm Rogers and Wells LLP, which he has been associated with since 1975. Rogers and Wells LLP has served as outside general counsel to the Company since March 1997.

     Louis DiFazio, Ph.D., has served as a director of the Company since May 1998. From 1990 through March 1997, Dr. DiFazio served as President of Technical Operations for the Pharmaceutical Group of Bristol-Myers Squibb and from March 1997 until his retirement in June 1998 served as Group Senior Vice President. Dr. DiFazio also serves as a member of the Board of Trustees of Rutgers University and the University of Rhode Island. Dr. DiFazio received his B.S. in Pharmacy at Rutgers University and his Ph.D. in Pharmaceutical Chemistry from the University of Rhode Island.

     Martin ("Michael") Kooper has served as a director of the Company since April 1998. Mr. Kooper has served as the President of the Kooper Group since December 1997, a successor to Michael Kooper Enterprises, an insurance and risk management consulting firm. From 1980 through December 1997, Mr. Kooper served as President of Michael Kooper Enterprises.

     Barry A. Posner joined the Company in March 1997 as General Counsel and was appointed as the Company's Secretary at that time. On April 16, 1998, Mr. Posner was appointed Vice President of the Company. From September 1990 through March 1997, Mr. Posner was associated with the Stamford, Connecticut law firm of Finn Dixon & Herling LLP, where he practiced corporate law, specializing in the areas of mergers and acquisitions and securities law, and commercial real estate law.

     Edward J. Sitar joined the Company in August 1998 as Vice President of Finance. On March 22, 1999, Mr. Sitar was appointed Chief Financial Officer and Treasurer, relinquishing the position of Vice President of Finance. From May 1996 to August 1998, Mr. Sitar was the Vice President of Finance for Vital Signs, Inc., a publicly traded manufacturer and distributor of single use medical products. From June 1993 to April 1996, Mr. Sitar was the Controller of Zenith.

     Executive officers are appointed by, and serve at the pleasure of, the Board of Directors, subject to the terms of their respective employment agreements with the Company, which among other things, provide for each of them to serve in the executive position(s) listed above.

Section 16 (a) Beneficial Ownership Reporting Compliance

     Section  16(a) of the Exchange Act requires  directors  and officers of the
Company and persons, or "groups" of persons, who own more than 10% of a registered class of the Company's equity securities (collectively, "Covered Persons") to file with the Commission and Nasdaq within specified time periods, initial reports of beneficial ownership, and subsequent reports of changes in ownership, of certain equity securities of the Company. Based solely on its review of copies of such reports furnished to it and upon written representations of Covered Persons that no other reports were required, other than as described below, the Company believes that all such filing requirements applicable to Covered Persons with respect to all reporting periods through the end of fiscal 1998 have been complied with on a timely basis. Mr. Posner failed to file timely one Statement of Changes of Beneficial Ownership on Form 4 reporting one transaction. Mr. Larry Edelson-Kayne, a former officer, failed to file timely an Initial Statement of Beneficial Ownership on Form 3. Mr. Michael Erlenbach, a 10% beneficial owner, failed to file timely one Statement of Changes of Beneficial Ownership on Form 4 reporting four transactions. Mr. E. David Corvese, a director of the Company until August 1998 and a 10% beneficial owner, failed to file timely four Statements of Changes of Beneficial Ownership on Form 4 reporting 107 transactions.

Item 11.  Executive Compensation

     The following table sets forth certain information concerning the annual, long-term and other compensation of the two Chief Executive Officers who held that title during 1998 and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during each of the years ended December 31, 1998, 1997 and 1996, respectively:

                           Summary Compensation Table

                                                                                          Long-term
                                                                                         Compensation
                                                  Annual                                 ------------
                                               Compensation              Other            Securities
                                         ------------------------        Annual           Underlying         All Other
Name and Principal  Position     Year    Salary (1)         Bonus     Compensation (2)      Options         Compensation
----------------------------     ----    ----------         -----     ----------------      -------         ------------

Richard H. Friedman............  1998     $333,462        $212,500      $ 33,134           800,000         $  5,217 (4)
Chief Executive Officer          1997     $275,000              --      $ 12,000                --         $  4,710 (4)
                                 1996     $187,977              --      $  7,000         1,500,000 (3)     $  3,657 (4)

John H. Klein..................  1998     $125,000              --      $  5,000                --         $205,217 (5)
Former Chief Executive           1997     $325,000              --      $ 12,000                --         $  4,710 (4)
Officer                          1996     $220,192              --      $  7,000         3,660,000 (3)           --

Scott R. Yablon................. 1998     $207,500 (6)    $162,500      $  6,678         1,000,000 (7)     $  4,605 (4)
President and                    1997           --              --            --                --               --
Chief Operating Officer          1996           --              --            --                --               --

Barry A. Posner................  1998     $191,346 (8)    $100,000      $ 10,828            50,000 (9)     $  5,890 (4)
Vice President, General          1997     $127,366              --      $  4,166           150,000 (7)     $  4,710 (4)
Counsel and Secretary            1996           --              --            --                --               --

E. Paul Larrat (10)............  1998     $191,346        $ 10,000      $  7,400            60,000 (9)     $  5,890 (4)
Executive Vice President         1997     $155,000              --      $  3,600                --         $  4,113 (4)
Pro-Mark Holdings, Inc.          1996     $135,556              --      $  3,600           137,500 (11)    $  7,549 (4)

Eric Pallokat (12).............  1998     $138,904        $ 82,500      $  6,000            25,000 (7)           --
Vice President of Sales                                                                     25,000 (9)
and Marketing                    1997     $115,000              --      $  6,000                --               --
                                 1996     $ 53,077              --      $  2,887            25,000 (7)           --

----------------------

(1) The annualized base salaries of the Named Executive Officers for 1998 were as follows: Mr. Friedman ($325,000; $425,000 effective December 1998), Mr. Klein ($325,000), Mr. Yablon ($325,000), Mr. Posner ($200,000), Mr. Larrat
     (175,000) and Mr. Pallokat (130,000).

(2) Represents automobile allowances, and for Messrs. Friedman, Yablon and Posner in 1998, reimbursement for club membership and related fees and expenses of $21,135, $3,678 and $3,428, respectively.

(3) Represents options to purchase shares of the Company's Common Stock from E. David Corvese. See "Common Stock Ownership by Certain Beneficial Owners and Management" below.

(4) Represents life insurance premiums paid by the Named Executive Officer and reimbursed by the Company.

(5) Represents reimbursement of life insurance premiums in the amount of $5,217 and payment of severance of $200,000. Mr. Klein resigned as Chairman and Chief Executive Officer of the Company effective May 15, 1998. Pursuant to a separation agreement, the Company agreed to pay Mr. Klein severance equal to his annual salary through May 1999.

(6) Mr. Yablon joined the Company as President and Chief Operating Officer in May 1998.

(7) Represents options to purchase shares of the Company Common Stock from the Company at market price on the date of grant.

(8) The annualized base salary for Mr. Posner was increased from $175,000 to $200,000 effective in April 1998.

(9) Represents options with respect to which the exercise price was repriced to $6.50 per share on July 6, 1998. See "Option Grants in Last Fiscal Year" and "10-Year Option Repricing" tables below.

(10) $55,000 of Mr. Larrat's base salary is paid to him indirectly by the Company to the University of Rhode Island College of Pharmacy through a time sharing arrangement. In turn, the University pays such amounts to Mr. Larrat. The balance of his salary is paid directly to him by the Company. Mr. Larrat resigned all of his positions with the Company and its subsidiaries effective March 1999.

(11) Represents options to purchase 77,500 shares of Common Stock at $0.0067 per share and 60,000 shares at $6.50 per share.

(12) Mr. Pallokat resigned all of his positions with the Company and its subsidiaries effective February 1999.

     The following table sets forth information concerning stock option grants made during fiscal 1998 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with the rules and regulations of the Commission, the hypothetical gains or "option spreads" for each option grant are shown assuming compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the Commission and are for illustrative purposes only; they are not intended to predict the future stock prices, which will depend upon market conditions and the Company's future performance, among other things.

                        Option Grants in Last Fiscal Year

                                                                                                    Potential Realizable
                                             Individual Grants (1)                                        Value at
                          --------------------------------------------------------------               Assumed Annual
                           Number of         % of Total                                                Rates of Stock
                          Securities          Options                                              Price Appreciation for
                          Underlying         Granted to        Exercise                                  Option Term
                            Options          Employees          Price         Expiration        --------------------------
Name                        Granted           in 1998         ($/share)          Date                5%             10%
----                        -------           -------         ---------       ----------        ----------      ----------
Richard H. Friedman ...     800,000             27.7%          $  4.50          12/2/08          $2,264,021     $3,387,473

John H. Klein..........           -                -                 -                -                  -               -

Scott R. Yablon........   1,000,000 (1)         34.7%          $  4.50          4/17/08          $2,830,026     $4,234,341

Barry A. Posner........      50,000 (2)          1.7%          $4.6875          5/27/08          $  147,397     $  236,033
                             50,000 (3)          1.7%          $  6.50           7/6/08          $  204,391     $  471,091
                            100,000              3.5%          $  4.50          12/2/08          $  283,003     $  423,434

E. Paul Larrat ........      60,000 (3)          2.0%          $  6.50           7/6/08          $  245,269     $  565,310

Eric Pallokat .........      25,000 (4)          0.8%          $4.6875          5/27/08          $   73,699     $  118,017
                             25,000 (3)          0.8%          $  6.50           7/6/08          $  102,195     $  235,546

(1) Options representing 500,000 shares were immediately vested and exercisable and the remaining 500,000 shares become exercisable in equal installments on April 17, 1999 and 2000.

(2) Such options become exercisable in three equal installments on May 27, 1999, 2000 and 2001.

(3) Represents options with respect to which the exercise price was repriced to $6.50 per share on July 6, 1998. See "10-year Option Repricing" table below.

(4)  All such options expired upon Mr. Pallokat's resignation in February 1999.

     The following table sets forth for each Named Executive Officer the number of shares covered by both exercisable and unexercisable stock options held as of December 31, 1998. Also reported are the values for "in-the-money" options, which represent the difference between the respective exercise prices of such stock options and $3.375, the per share closing price of the Common Stock on December 31, 1998.

                 Aggregated Option Exercises In Last Fiscal Year
                       And Fiscal Year-End Option Values


                                                                      Number of Securities             Value of Unexercised
                                                                     Underlying Unexercised          In-the-Money Options at
                                    Shares           Value         Options at Fiscal Year-End          Fiscal Year-End (1)
                                 Acquired On       Realized       ----------------------------     ---------------------------
Name                             Exercise (#)         ($)         Exercisable    Unexercisable     Exercisable   Unexercisable
----                             -----------      ----------      -----------    -------------     -----------   -------------
Richard H. Friedman (2) ........  1,500,000       $7,350,000               --          800,000               --             --
John H. Klein (2) ..............  1,800,000       $8,820,000               --               --               --             --
Scott R. Yablon (3) ............         --               --          500,000          500,000               --             --
Barry A. Posner (3) ............         --               --               --          200,000               --             --
E. Paul Larrat (3) .............         --               --           77,500           60,000       $  261,043             --
Eric Pallokat (3) ..............         --               --               --           50,000 (4)           --             --

(1)  Except as indicated, none of the options were "in-the-money".

(2) Indicated options represented shares of Common Stock purchased from E. David Corvese (see "Common Stock Ownership by Certain Beneficial Owners and Management" below). In January 1998, Messrs. Friedman and Klein exercised these options for a total of 1,500,000 and 1,800,000 shares, respectively.

(3)  Indicated options are to purchase shares of Common Stock from the Company.

(4)  All such options expired upon Mr. Pallokat's resignation in February 1999.


     The following table sets forth for each Named Executive Officer the number of performance units and restricted shares of Common Stock granted by the Company during the year ended December 31, 1998. In addition, for each award, the table also sets forth the related maturation period and future payments expected to be made under varying circumstances.

                           Long-Term Incentive Plan -
                           Awards In Last Fiscal Year

                                                                     Performance            Estimated Future Payments Under
                                                     Number of        Or Period               Non-Stock Price-Based Plans
                                                  Shares, Units   Until Maturation    ----------------------------------------------
Name                                                Or Rights         Or Payment        Threshold          Target            Maximum
----                                                ---------         ----------        ---------          ------            -------
Richard H. Friedman ......................           200,000 (1)        4/1/02        $2,000,000        $5,000,000        $8,000,000
                                                     300,000 (2)       12/2/06        $1,350,000        $1,350,000        $1,350,000
John H. Klein ............................                --                --                --                --                --

Scott R. Yablon ..........................                --                --                --                --                --
Barry A. Posner ..........................            10,000 (1)        4/1/02        $  100,000        $  250,000        $  400,000
                                                      20,000 (2)       12/2/06        $  450,000        $  450,000        $  450,000
E. Paul Larrat ...........................                --                --                --                --                --
Eric Pallokat ............................                --                --                --                --                --

-------------------
(1) Represents performance units granted to the indicated individual on December 2, 1998. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments in April 2002 and 2003 as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

(2) Represents restricted shares of Common Stock issued by the Company to the indicated individual on December 2, 1998. The restricted shares are subject to restrictions on transfer and encumbrance through December 2, 2006 and are automatically forfeited to the Company upon termination of the grantee's employment with the Company prior to December 2, 2006. The restrictions to which the restricted shares are subject may lapse prior to December 2, 2006 in the event that the Company achieves certain specified levels of earnings per share in fiscal 2001 or 2002. The indicated individual possesses voting rights with respect to the restricted shares, but is not entitled to receive dividend or other distributions, if any, paid with respect to the restricted shares. The values shown in the table reflect the value of shares based on the last sale price of the Common Stock on the date of grant ($4.50). The last sale price of the Common Stock on December 31, 1998 was $3.375 per share.


     The following table sets forth certain information with respect to shares repriced by the Company in favor of any executive officers of the Company during the last ten years:

                         10-Year Option Repricings(1)(2)

                                               Number of                                                      Length (months)
                                               Securities      Market Price    Exercise Price                   of Original
                                               Underlying           at               at              New        Option Term
                                                Repriced         Time of          Time of          Exercise     Remaining at
Name                               Date        Options (#)     Repricing ($)    Repricing ($)      Price($)   Time of Repricing
----                               ----        -----------     -------------    -------------      --------   -----------------
Barry A. Posner ...............   7/6/98          50,000          $   4.75       $    7.4375       $   6.50          105
E. Paul Larrat ................   7/6/98          60,000          $   4.75       $     13.00       $   6.50           95
Eric Pallokat .................   7/6/98          25,000          $   4.75       $     13.00       $   6.50           98

---------------------
(1) Other than the July 1998 repricing, the Company has not repriced the exercise price of any options held by any executive officers during the last 10 years.

(2) See "Compensation Committee Report on Executive Compensation" below for a description of the factors that the Compensation Committee considered in connection with its approval of these repricings.

Compensation of Directors

     Directors who are not officers of the Company ("Outside Directors") receive fees of $1,500 per month and $500 per meeting of the Board and any committee thereof and are reimbursed for expenses incurred in connection with attending such meetings. In addition, each Outside Director joining the Company since the adoption of the Company's 1996 Non-Employee Directors Stock Incentive Plan (the "Directors Plan") receives options to purchase 20,000 shares of the Common Stock under that Plan. Directors who are also officers of the Company are not paid any director fees.

     The Directors Plan was adopted in July 1996 to attract and retain qualified individuals to serve as non-employee directors of the Company, to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic grant of non-qualified stock options to purchase 20,000 shares of Common Stock to non-employee directors joining the Company since the adoption of the Directors Plan. The exercise price of such options is equal to the fair market value of Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A reserve of 100,000 shares of the Company Common Stock has been established for issuance under the Directors Plan. Through March 15, 1999, options to purchase 20,000 shares have been granted under the Directors Plan to each of Messrs. Luzzi and Yablon at an exercise price of $13 per share, options to purchase 20,000 shares have been granted to Mr. Cirillo at an exercise price of $4.35 per share and options to purchase 20,000 shares have been granted to each of Messrs. Kooper and DiFazio at an exercise price of $4.6875 per share.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board administers the Company's stock incentive plans and makes recommendations to the Company's Board regarding executive officer compensation matters, including policies regarding the relationship of corporate performance and other factors to executive compensation. During 1998, the following persons served as members of the Compensation Committee: Messrs. Friedman, Yablon, Luzzi, Cirillo, and DiFazio. Only Messrs. Friedman and Yablon, each of whom resigned from the Committee during 1998, were officers of the Company during 1998. The Company's Compensation Committee presently consists of Messrs. Cirillo, Luzzi and DiFazio, none of whom is or ever has been an officer of the Company.

     As disclosed above, in 1998, the Company paid $55,000 to the University of Rhode Island College of Pharmacy ("URI College of Pharmacy") in connection with a time sharing arrangement with respect to Mr. Larrat. URI College of Pharmacy paid these funds to Mr. Larrat as salary. In addition, in 1998, the Company paid an additional $10,000 in charitable contributions to URI College of Pharmacy. Dr. Luzzi is the Dean of URI College of Pharmacy.

Compensation Committee Report On Executive Compensation

     The Company believes that a strong link should exist between executive compensation and management's success in maximizing shareholder value. This belief was adhered to in 1998 by developing and formalizing both short-term and long-term incentive executive compensation programs which provide competitive compensation, strong incentives for the executives to stay with the Company and deliver superior financial results, and significant potential rewards if the Company achieves aggressive financial goals. The Compensation Committee's role and responsibilities involve the development and administration of executive compensation policies and programs that are consistent with, linked to, and supportive of the basic strategic objective of maximizing shareholder value, while taking into consideration the activities and responsibilities of management.

     Early in 1998, the executive organization of the Company underwent dramatic change with the departure of the Company's Vice-Chairman and of the Chairman and CEO, the appointment of Mr. Friedman as the new Chairman and CEO, the recruitment of a new President, and the necessary restructuring of the business to poise the Company for the future. It became a high priority of the entire Board to pursue two major objectives simultaneously: (1) to secure a long-term agreement with the new CEO, and (2) to develop an aggressive executive and key employee compensation program for the remainder of the senior management.

     The Board engaged the professional services of an outside consultant to review the existing compensation programs and to assist in developing the desired program. The consultant found that while some of the executive salaries were within a competitive range, the executive bonus opportunities were below the level that would be considered appropriate. The consultant further reported that the long-term compensation portion of the program should be a more balanced combination of performance units, performance shares and stock options instead of the sole reliance on stock options for long term incentive that the Company had used in the past.

The Board directed its Compensation Committee, consisting of Messrs. Cirillo, DiFazio and Luzzi (none of whom is an officer or employee of the Company), to work with the consultant and to develop and adopt a Total Compensation Program focused on maximizing shareholder value. At its meeting in December 1998, the Compensation Committee adopted the substantive compensation provisions of a new five year employment agreement to be entered into with Mr. Friedman as well as the new 1998 Total Compensation Program for Key Employees for other senior management. These actions were based on the recommendation of the outside consultant and an internal review of the CEO's recommendations regarding participation and appropriate grants of units, shares and options.

     A proposal requesting stockholder approval of the employment agreement with Mr. Friedman will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders. In addition, the Total Compensation Program will require certain changes to, and additional authorized shares under, the Company's 1996 Amended and Restated Stock Incentive Plan ("Plan"). A proposal requesting stockholder approval of a further Amended and Restated Stock Incentive Plan will also be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders.

     Compensation Philosophy and Elements

     The Compensation Committee adheres to four principles in discharging its responsibilities, which have been applied through its adoption in December 1998 of the 1998 Total Compensation Program for Key Employees ("Program"). First, the majority of the annual bonus and long-term compensation for management and key employees should be in large part at risk, with actual compensation levels corresponding to the Company's actual financial performance. Second, over time, incentive compensation of the Company's executives should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation and equity ownership expectations should be used on an increasing basis to provide management with clear and distinct links to shareholder interests. Fourth, the overall compensation programs should be structured to ensure the Company's ability to attract, retain, motivate, and reward those individuals who are best suited to achieving the desired performance results, both long and short-term, while taking into account the duties and responsibilities of the individual.

     The Program provides the Compensation Committee with the discretion to pay cash bonuses and grant (i) performance units payable in cash upon achievement of certain performance criteria established by the Compensation Committee, (ii) performance shares which are subject to restrictions on transfer and encumbrance for a specified period of time, but which restrictions may lapse early upon achievement of certain performance criteria established by the Compensation Committee and (iii) both non-qualified and incentive stock options.

     The Program provides management and employees with the opportunity for significant cash bonuses and long term rewards if the corporate and individual objectives are achieved. Specifically, the key executives, other than the CEO and COO, may receive significant bonuses IF the company's aggressive annual financial profit plan and individual objectives are achieved. The maximum amount payable to any one individual under the cash bonus and performance unit portions of the Program is $1,000,000. The CEO and COO have higher bonus opportunities, but their potential payouts from both bonus and performance units in any one year is no more than $5,000,000. These outside limits are not expected awards but are set pursuant to regulations concerning "performance-based" compensation plans in Code Section 162(m) to enable the Compensation Committee "negative discretion" in determining the actual bonus or performance unit awards.

     Compensation of the Chief Executive Officer

     In considering the appropriate salary, bonus opportunity, and long-term incentive for the new CEO, the Compensation Committee considered his unique role during 1998 and his expected role over the next five years. The Compensation Committee determined that in a very real sense, the Company would have faced extreme difficulty in 1998 were it not for the fact that Mr. Friedman accepted the challenge to replace both the former Vice-Chairman and the former Chairman and CEO and give the investment community and the Company's stockholders reassurance that the Company would overcome the problems it faced in its primary market. The

Board further determined that Mr. Friedman's demonstrated commitment through the purchase of a large block of stock, his active and effective involvement in restructuring the business, and his recruitment and leadership of an aggressive team were assets that should be protected. The Committee's bonus award to Mr. Friedman and its negotiation of a new, performance-driven, five year agreement were based on this recognition of his key role in maximizing future shareholder value.

     New employment agreements have also been entered into with the Vice President and General Counsel and Chief Financial Officer reflecting their participation in the new Program. The President and Chief Operating Officer was recruited in May 1998 and his employment agreement was negotiated at that time and is described in "Employment Agreements" below.

     Code Section 162(m)

     The CEO's total compensation package under his new employment agreement is believed to qualify as "performance-based" compensation with the meaning of Code
Section 162(m). The Total Compensation Program was adopted by a Compensation Committee composed entirely of outside directors and Mr. Friedman's agreement was approved by the entire Board of Directors. In order to qualify for favorable treatment under Code Section 162(m), Mr. Friedman's agreement must be approved by the Company's stockholders. None of the other executives covered by the Total Compensation Program will receive cash compensation in excess of $1,000,000 in any one year under the cash bonus portion of the Program. The performance units, performance shares and stock options for all persons other than Mr. Friedman were granted from shares authorized under the Plan, but the form of the awards require certain amendments to the Plan and authorization of additional shares, which will be submitted for stockholder approval at the 1999 Annual Meeting of Stockholders.

     Report on Repricing of Options

     Effective July 6, 1998, each then current employee of the Company, including the Named Executive Officers, holding options under the Plan was offered the opportunity to reprice the exercise price of not less than all options granted at a particular exercise price to an exercise price of $6.50 per share. The average of the high and low sales price of the Common Stock on July 2, 1998 was $4.75. In consideration of receiving repriced options, each employee agreed that all such repriced options, including those already vested, would become unvested and exercisable in three equal installments on the first three anniversaries of the date of repricing. In connection with the repricing, approximately 473,000 shares were repriced to $6.50 per share.

     The Compensation Committee and the Board of Directors approved the repricing in July 1998 in an effort to incentivize adequately and fairly the Company's employees to perform their duties to the fullest extent of their respective abilities and to promote better morale in the workplace. The Compensation Committee and the Board of Directors concluded in July 1998 that the options granted to employees at or around the time of the Offering (with exercise prices of or about $13.00) represented an excessive premium over then recent ranges of the market price of the Common Stock so as to prevent the proper incentivizing of the Company's employees. The Compensation Committee and the Board of Directors determined that the Common Stock was undervalued due to many factors, including the significant holdings of prior officers and directors of the Company and that these factors and the consequent undervaluation of the Common Stock were not likely to be alleviated in the short term. In addition, the repricing program was adopted partly in response to departures from the Company of certain management and key non-management personnel in an effort to prevent the loss of additional valued employees. Furthermore, in connection with the Formation, certain employees had been granted options to purchase Common Stock at $0.0067 in exchange and conversion of their options in a subsidiary of the Company As a result, as a matter of fairness and equality to many other employees who had received $13.00 options at the time of the Offering, the Compensation Committee and the Board of Directors authorized the repricing.

                                  MIM CORPORATION COMPENSATION COMMITTEE
                                          Richard  A. Cirillo
                                          Louis DiFazio, Ph.D.
                                          Louis  A. Luzzi, Ph.D.

Employment Agreements

     In December 1998, Mr. Friedman entered in to an employment agreement with the Company which provides for his employment as the Chairman and Chief Executive Officer for a term of employment through November 30, 2003 (unless earlier terminated) at an initial base annual salary of $425,000. The employment agreement is subject to stockholder approval at the Company's 1999 Annual Meeting of Stockholders. Under the agreement, Mr. Friedman is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Friedman was granted options to purchase 800,000 shares of Common Stock at an exercise price of $4.50 per share (the market price on December 2, 1998, the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. In addition, Mr. Friedman was granted 200,000 performance units and 300,000 restricted shares. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of the terms and conditions applicable to the performance units and restricted shares. These grants to Mr. Friedman of options, performance units and restricted shares are subject to stockholder approval at the Company's 1999 Annual Meeting of Stockholders.

     If Mr. Friedman's employment is terminated early due to his death or disability, (i) all vested options may be exercised by his estate for one year following termination, (ii) all performance units shall vest and become immediately payable at the accrued value measured at the end of the fiscal year following his termination and (iii) any restricted shares to which Mr. Friedman would have been entitled at the end of the fiscal year following his termination shall vest and become immediately transferable without restriction; provided, however, that should Mr. Friedman remain disabled for six months following his termination for disability, he shall also be entitled to receive for a period of two years following termination, his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled. If Mr. Friedman's employment is terminated early by the Company without cause, (i) Mr. Friedman shall be entitled to receive, for the longer of two years following termination or the period remaining in his term of employment under the agreement, his annual salary at the time of termination (less the net proceeds of any long term disability or workers' compensation benefits) and continuing coverage under all benefit plans and programs to which he was previously entitled, (ii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and Mr. Friedman shall become vested in any other pension or deferred compensation plans, (iii) any performance units to which he would have been entitled at the time of his termination shall become vested and immediately payable at the then applicable target rate, (iv) any restricted shares to which Mr. Friedman would have been entitled at the end of the fiscal year following his termination shall vest and become immediately transferable without restriction. If the Company terminates Mr. Friedman for cause, he shall be entitled to receive only salary, bonus and other benefits earned and accrued through the date of termination and to retain any performance shares previously vested. If Mr. Friedman's terminates his employment for good reason, (i) Mr. Friedman shall be entitled to receive, for a period of two years following termination, his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (ii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and Mr. Friedman shall become vested in any other pension or deferred compensation plans, (iii) all performance units granted to Mr. Friedman shall become vested and immediately payable at the then applicable maximum rate, (iv) all restricted shares issued to Mr. Friedman shall vest and become immediately transferable without restriction. Upon the Company undergoing certain specified changes of control which result in his termination by the Company or a material reduction in his duties, (i) Mr. Friedman shall be entitled to receive, for the longer of three years following termination or the period remaining in his term of employment under the agreement, his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (ii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and Mr. Friedman shall become vested in any other pension or deferred compensation plans, (iii) all performance units granted to Mr. Friedman shall become vested and immediately payable at the then applicable maximum rate,
(iv) all restricted shares issued to Mr. Friedman shall vest and become immediately transferable without restriction.

     During the term of his employment and for one year following the later of his termination or his receipt of severance payments, Mr. Friedman may not directly or indirectly (other than with the Company) participate in the United States in any pharmacy benefit management business or other business which is at any time a material part of the Company's overall business. Similarly, for a period of two years following termination, Mr. Friedman may not solicit or otherwise interfere with the Company's relationship with any present or former employee or customer of the Company.

     In April 1998, Mr. Yablon entered in to an employment agreement with the Company which provides for his employment as the Company's President and Chief Operating Officer for term of employment through April 30, 2001 (unless earlier terminated) at an initial base annual salary of $325,000. Under the agreement, Mr. Yablon is entitled to receive certain fringe benefits, including automobile and life insurance allowances and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Yablon was granted options to purchase 1,000,000 shares of Common Stock at an exercise price of $4.50 (the market price on the date of grant). Options with respect to 500,000 shares vested immediately and the remaining options vest in two equal installments on the first two anniversary dates of the date of grant. If Mr. Yablon's employment is terminated early due to disability, or by the Company without cause, or by Mr. Yablon with cause, the Company is obligated to continue to pay his salary and fringe benefits for one year following such termination. During the term of employment and for one year after the later of the termination of employment or severance payments, Mr. Yablon is subject to substantially the same restrictions on competition as described above with respect to Mr. Friedman.

     In March 1999, Mr. Posner entered in to an employment agreement with the Company which provides for his employment as Vice President and General Counsel for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $230,000. Under the agreement, Mr. Posner is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Posner was granted options to purchase 100,000 shares of Common Stock at an exercise price of $4.50 per share (the market price on December 2,1 998, the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Posner in December 1998 and a summary of the terms and conditions applicable to the performance units and restricted shares. Under the agreement, upon termination, Mr. Posner is entitled to substantially the same entitlements as described above with respect to Mr. Friedman. In addition. Mr. Posner is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

     In March 1999, Mr. Sitar entered in to an employment agreement with the Company which provides for his employment as Chief Financial Officer for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $180,000. Under the agreement, Mr. Sitar is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Sitar was granted options to purchase 50,000 shares of Common Stock at an exercise price of $4.50 per share (the market price on the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Sitar in December 1998 and a summary of the terms and conditions applicable to the performance units and restricted shares. Under the agreement, upon termination, Mr. Sitar is entitled to substantially the same entitlements as described above with respect to Mr. Friedman. In addition. Mr. Sitar is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

Stockholder Return Performance Graph

     The Company's Common Stock first commenced trading on the Nasdaq on August 15, 1996 in connection with the Company's Offering. The graph set forth below compares, for the period of August 15, 1996 through December 31, 1998, the total cumulative return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the NASDAQ Health Services Index.


          Comparison of Cumulative Total Return Among MIM Corporation, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Health Services Index*

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

                                                                         Cumulative Total Return
                                   -------------------------------------------------------------------------------------------------
                                   8/15/96   9/96     12/96    3/97     6/97     9/97     12/97    3/98     6/98      9/98     12/98

MIM CORPORATION                      100      112       38       49      111       75       37       31       37       24        26

NASDAQ STOCK MARKET (U.S)            100      108      114      107      127      148      139      163      167      151       196

NASDAQ HEALTH SERVICES               100      104       92       86       96      105       94      103       94       71        81


---------------------
* The above graph assumes an investment of $100 in MIM's Common Stock on August 15, 1996 and in the Nasdaq Stock Market (U.S.) Index and the Nasdaq Health Services Index on July 31, 1996, and that all dividends were reinvested. The performances shown in the above table are not necessarily indicative of future performance.

Item 12.  Common Stock Ownership by Certain Beneficial Owners and Management

     Except as otherwise set forth below, the following table sets forth, to the Company's knowledge, as of March 12, 1999, the beneficial ownership of the Company's Common Stock by: (1) each person or entity known to the Company to own beneficially five percent or more of the Company's Common Stock; (2) each of the Company's directors; (3) each of the Named Executive Officers of the Company; and (4) all directors and executive officers of the Company as a group. Such information is based upon information provided to the Company by such persons.


                                             Number of Shares
                                               Beneficially           Percent
Name and/or Address of Beneficial Owner         Owned(1)(2)           of Class
---------------------------------------         -----------           --------

Richard H. Friedman......................       1,800,000(3)            9.5%
    100 Clearbrook Road
    Elmsford, NY 10523
Scott R. Yablon..........................         763,334(4)            3.9%
    100 Clearbrook Road
    Elmsford, NY 10523
Barry A. Posner..........................          21,600(5)              *
    100 Clearbrook Road
    Elmsford, NY 10523

E. Paul Larrat...........................          77,500(6)              *
    167 Tillinghast Road
    E. Greenwich, RI 02818
Eric Pallokat............................              --                --
    4 Birch Road
    Mahwah, NJ 07430
E. David Corvese.........................       2,062,106              11.0%
    25 North Road
    Peace Dale, RI 02883
John H. Klein............................       1,800,000               9.6%
    7 Loman Court
    Cresskill, NJ 07626
Michael R. Erlenbach.....................       1,750,669               9.4%
    6438 Huntington
    Solon, OH 44139
Louis A. Luzzi, Ph.D.....................          15,134(7)              *
    University of Rhode Island
    College of Pharmacy
    Forgerty Hall
    Kingston, RI 02881
Richard A. Cirillo.......................           6,667(8)              *
    c/o Rogers & Wells LLP
    200 Park Avenue
    New York, NY 10166
Louis DiFazio, Ph.D......................           2,500(9)              *
    Route 206
    Princeton, NJ 08543
Michael Kooper...........................              --(9)             --
    770 Lexington Avenue
    New York, NY 10021

All directors and executive officers
    as a group (nine persons) ...........       2,678,100(1)(2)(10)    13.5%

----------
*    Less than 1%.
(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.
(2) Shares deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days after March 1, 1999 upon the exercise of an option are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.
(3) Includes 300,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 2, 2006 with respect to which Mr. Friedman possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 800,000 shares subject to the unvested portion of options held by Mr. Friedman.
(4) Represents 763,334 shares issuable upon exercise of the vested portion of options. Excludes 256,666 shares subject to the unvested portion of options held by Mr. Yablon.
(5) Includes 20,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 2, 2006 with respect to which Mr. Posner possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 200,000 shares subject to the unvested portion of options held by Mr. Posner.
(6) Represents 77,500 shares issuable upon exercise of the vested portion of options.
(7) Excludes 6,666 shares subject to unvested options held by Dr. Luzzi. Dr. Luzzi and his wife share voting and investment power over these shares.
(8) Consists of 6,667 shares issuable upon exercise of the vested portion of options. Excludes 13,333 shares subject to the unvested portion of options.
(9)  Excludes 20,000 shares subject to the unvested portions of options.
(10) Includes 842,334 shares issuable upon exercise of the vested portion of options. See footnotes 2 through 9 above.

Item 13. Certain Relationships and Related Transactions

     At December 31, 1997, Alchemie Properties, LLC, a Rhode Island limited liability company of which Mr. Corvese is the manager and principal owner ("Alchemie"), was indebted to the Company in the amount of $280,629 respecting a loan received from the Company in 1994 in the original principal amount of $299,000. The loan bears interest at 10% per annum, with interest payable monthly and principal payable in full on or before December 1, 2004, and is secured by a lien on Alchemie's rental income.

     During 1998, the Company paid $55,500 in rent to Alchemie pursuant to a ten-year lease entered into in December 1994 for approximately 7,200 square feet of office space in Peace Dale, Rhode Island.

     At December 31, 1998, MIM Holdings was indebted to the Company in the amount of $456,000 respecting loans received from the Company during 1995 in the aggregate principal amount of $1,078,000. The Company holds a $456,000 promissory note from MIM Holdings due March 31, 2001 that bears interest at 10% per annum. Interest generally is payable quarterly, although in December 1996 the note was amended to extend the due date to September 30, 1997 for all interest accruing from January 1, 1996 to said date. This note is guaranteed by Mr. Corvese and further secured by the assignment to MIM of a $100,000 promissory note that was originally given by an officer to MIM Holdings. The remaining $622,000 of indebtedness will not be repaid and was recorded as a stockholder distribution during the first half of 1996.

     Effective March 31, 1998, Mr. Corvese terminated his employment and resigned all of his positions with the Company and agreed not to stand for re-election to the Board at the 1998 Annual Meeting of Stockholders. Pursuant to a Separation Agreement dated March 31, 1998, the Company agreed to pay Mr. Corvese an aggregate of $325,000 in 12 equal monthly installments and to continue to provide Mr. Corvese and his dependents with medical and dental insurance coverage for those 12 months. Under the Separtion Agreement, Mr.
Corvese is restricted from competing with the Company or soliciting its employees or customers for one year from the last day he received severance payments from the Company. During 1998, the Company paid Mr. Corvese a total of $243,750 in severance.

     Effective May 15, 1998, Mr. Klein terminated his employment and resigned all of his positions with the Company and Mr. Friedman was appointed Chairman and Chief Executive Officer. Pursuant to a Separation Agreement dated May 15, 1998, the Company agreed to pay Mr. Klein an aggregate of $325,000 in 12 equal monthly installments and to continue to provide Mr. Klein and his dependents with medical and dental insurance coverage for those 12 months. Under the Separation Agreement, Mr. Klein is restricted from competing with the Company or soliciting its employees or customers for one year from the last day he received severance payments from the Company. During 1998, the Company paid Mr. Klein a total of $200,000 in severance.

     In connection with the Continental acquisition in August 1998, the three largest shareholders of Continental ("Continental Shareholders"), including Mr. Erlenbach (see Item 12), entered into an indemnification agreement with the Company, whereby the Continental Shareholders, severally and not jointly, agreed to indemnify and hold the Company harmless from and against certain claims threatened against Continental. Under the agreement, the Continental Shareholders are responsible for all amounts payable in connection with the threatened claims over and above $100,000. The indemnification obligations of the Continental Shareholders terminate on December 31, 1999, except with respect to indemnifiable claims of which they are notified by the Company prior to that time. In addition, the Continental Shareholders entered into a pledge agreement with the Company, whereby they granted the Company security interests in an aggregate of 487,453 shares (in proportion to their respective ownership percentages) of Common Stock received by them in connection with the Continental acquisition in order to secure their respective obligations under the indemnification agreement.

     On February 9, 1999, the Company entered into an agreement with Mr. Corvese to purchase, in a private transaction not reported on Nasdaq, 100,000 shares of Common Stock from Mr. Corvese at $3.375 per share. The last sale price per share of the Common Stock on February 9, 1999 was $3.50.

     As discussed above, under Section 145 of the Delaware General Corporation Law and the Company's By-Laws, under certain circumstances the Company may be obligated to indemnify Mr. Corvese as well as Michael J. Ryan, a former officer of one of the Company's subsidiaries, in connection with their involvement in the Federal and State of Tennessee investigation of which they are the subject. In addition, until the Board can make a determination as to whether or not either or both of Messrs. Corvese and Ryan are so entitled to indemnification, the Company is obligated under Section 145 and its By-Laws to advance the costs of defense to such persons; however, if the Board determines that either or both of these former officers are not entitled to indemnification, such individuals would be obligated to reimburse the Company for all amounts so advanced. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts may have to be advanced. No assurance can be given, however, that the Company's obligations to either or both of these former officers would not have a material adverse effect on the Company's results of operations or financial condition.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed as a Part of this Report

                                                                            Page
                                                                            ----

1.   Financial Statements:

     Report of Independent Public Accountants ..............................  22

     Consolidated Balance Sheets as of December 31, 1998 and 1997 ..........  23

     Consolidated Statements of Operations for the years ended
        December 31, 1998, 1997 and 1996 ...................................  24

     Consolidated Statements of Stockholders' Equity (Deficit) for the
        years ended December 31, 1998, 1997 and 1996 .......................  25

     Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996 ...................................  26

     Notes to Consolidated Financial Statements ............................  28


2.   Financial Statement Schedules:

     II.  Valuation and Qualifying Accounts for the years ended
          December 31, 1998, 1997 and 1996 .................................  45


All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:

Exhibit
Number         Description                                          Location
------         -----------                                          --------

2.1     Agreement  and Plan of  Merger  by and  among  MIM
        Corporation,  CMP Acquisition  Corp.,  Continental
        Managed  Pharmacy  Services,  Inc.  and  Principal
        Shareholders dated as of January 27, 1998 .............  (6)(Exh. 2.1)

3.1     Amended and Restated  Certificate of Incorporation
        of MIM Corporation ....................................  (1)(Exh. 3.1)

3.2     Amended and Restated By-Laws of MIM Corporation .......  (7)(Exh. 3(ii))

4.1     Specimen Common Stock Certificate .....................  (6)(Exh. 4.1)

10.1    Drug Benefit Program  Services  Agreement  between
        Pro-Mark  Holdings,  Inc. and RxCare of Tennessee,
        Inc. dated as of March 1, 1994, as amended January
        1, 1995 ...............................................  (1)(Exh. 10.1)

10.2    Amendment No. 3 to Drug Benefit  Program  Services
        Agreement dated October 1, 1998 .......................  (10)

10.3    Software  Licensing and Support  Agreement between
        ComCoTec,  Inc. and Pro-Mark Holdings,  Inc. dated
        November 21, 1994 .....................................  (1)(Exh. 10.6)

10.4    Promissory  Notes of E.  David  Corvese  and Nancy
        Corvese in favor of Pro-Mark Holdings,  Inc. dated
        June 15, 1994 .........................................  (1)(Exh. 10.9)

10.5    Amendment  to  Promissory   Note  among  E.  David
        Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
        dated as of June 15, 1997 .............................  (4)(Exh. 10.1)

10.6    Amendment  to  Promissory   Note  among  E.  David
        Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
        dated as of June 15, 1997 .............................  (4)(Exh. 10.2)

10.7    Promissory  Note of  Alchemie  Properties,  LLC in
        favor of Pro-Mark Holdings,  Inc. dated August 14,
        1994 ..................................................  (1)(Exh. 10.10)

10.8    Promissory  Note of MIM Holdings,  LLC in favor of
        MIM Strategic, LLC dated December 31, 1996 ............  (2)(Exh. 10.12)

10.9    Promissory  Note of MIM Holdings,  LLC in favor of
        MIM Strategic, LLC dated March 31, 1996 ...............  (1)(Exh. 10.11)

10.10   Promissory  Note of MIM Holdings,  LLC in favor of
        MIM  Strategic,   LLC  dated  December  31,  1996,
        replacing Promissory Note of MIM Holdings,  LLC in
        favor of MIM Strategic, LLC dated March 31, 1996 ......  (2)(Exh. 10.14)

10.11   Indemnity  letter  from MIM  Holdings,  LLC  dated
        August 5, 1996 ........................................  (1)(Exh. 10.36)

10.12   Assignment   from   MIM   Holdings,   LLC  to  MIM
        Corporation dated as of December 31, 1996 .............  (2)(Exh. 10.43)

10.13   Guaranty  of E.  David  Corvese  in  favor  of MIM
        Corporation dated as of December 31, 1996 .............  (2)(Exh. 10.42)

10.14   Employment  Agreement  between MIM Corporation and
        Richard H. Friedman dated as of December 1, 1998* .....  (10)

10.15   Employment  Agreement  between MIM Corporation and
        Barry A. Posner dated as of March 26, 1997* ...........  (3)(Exh. 10.1)

10.16   Amendment No. 1 to Employment  Agreement  dated as
        of May 15, 1998 between MIM  Corporation and Barry
        A. Posner* ............................................  (8)(Exh. 10.50)

10.17   Employment  Agreement  between MIM Corporation and
        Barry A. Posner dated as of March 1, 1999* ............  (10)

10.18   Employment  Agreement dated as of February 1, 1998
        between MIM Corporation and Larry E. Edelson-Kayne* ...  (7)(Exh. 10.48)

10.19   Employment  Agreement  dated as of April 17,  1998
        between MIM Corporation and Scott R. Yablon* ..........  (8)(Exh. 10.49)

10.20   Employment  Agreement  dated as of August 19, 1998
        between MIM Corporation and Edward J. Sitar * .........  (9)(Exh. 10.51)

10.21   Employment  Agreement  between MIM Corporation and
        Edward J. Sitar dated as of March 1, 1999* ............  (10)

10.22   Separation  Agreement  dated as of March 31,  1998
        between MIM Corporation and E. David Corvese * ........  (7)(Exh.10.47)

10.23   Separation  Agreement  dated  as of May  15,  1998
        between MIM Corporation and John H. Klein * ...........  (6)(Exh. 10.19)

10.24   Stock Option  Agreement  between E. David  Corvese
        and Leslie B. Daniels dated as of May 30, 1996* .......  (1)(Exh. 10.26)

10.25   Registration   Rights   Agreement-I   between  MIM
        Corporation   and  John  H.   Klein,   Richard  H.
        Friedman,  Leslie B. Daniels, E. David Corvese and
        MIM Holdings, LLC dated July 29, 1996* ................  (1)(Exh. 10.30)

10.26   Registration  Rights   Agreement-II   between  MIM
        Corporation and John H. Klein, Richard H. Friedman
        and Leslie B. Daniels dated July 29, 1996* ............  (1)(Exh. 10.31)

10.27   Registration  Rights  Agreement-III   between  MIM
        Corporation and John H. Klein and E. David Corvese
        dated July 29, 1996* ..................................  (1)(Exh. 10.32)

10.28   Registration  Rights   Agreement-IV   between  MIM
        Corporation   and  John  H.   Klein,   Richard  H.
        Friedman,  Leslie B. Daniels, E. David Corvese and
        MIM Holdings, LLC dated July 31, 1996* ................  (1)(Exh. 10.34)

10.29   Registration   Rights   Agreement-V   between  MIM
        Corporation  and Richard H. Friedman and Leslie B.
        Daniels dated July 31, 1996* ..........................  (1)(Exh. 10.35)

10.30   Amendment   No.  1  dated   August  12,   1996  to
        Registration  Rights   Agreement-IV   between  MIM
        Corporation   and  John  H.   Klein,   Richard  H.
        Friedman,  Leslie B. Daniels, E. David Corvese and
        MIM Holdings, LLC dated July 31, 1996* ................  (2)(Exh.10.29)

10.31   Amendment   No.   2  dated   June   16,   1998  to
        Registration  Rights   Agreement-IV   between  MIM
        Corporation   and  John  H.   Klein,   Richard  H.
        Friedman,  Leslie B. Daniels, E. David Corvese and
        MIM Holdings, LLC dated July 31, 1996* ................  (10)

10.32   MIM  Corporation  1996 Stock  Incentive  Plan,  as
        amended December 9, 1996* .............................  (2)(Exh. 10.32)

10.33   MIM  Corporation  1996 Amended and Restated  Stock
        Incentive Plan, as amended December 2, 1998 ...........  (10)

10.34   MIM Corporation 1996 Non-Employee  Directors Stock
        Incentive Plan* .......................................  (1)(Exh. 10.29)

10.35   Lease  between   Alchemie   Properties,   LLC  and
        Pro-Mark  Holdings,  Inc.  dated as of December 1,
        1994 ..................................................  (1)(Exh. 10.27)

10.36   Lease   Agreement    between   Mutual   Properties
        Stonedale L.P. and MIM Corporation dated April 23,
        1997 ..................................................  (5)(Exh.10.41)

10.37   Agreement between Mutual Properties Stonedale L.P.
        and MIM Corporation dated as of April 23, 1997 ........  (5)(Exh.10.42)

10.38   Lease  Amendment and Extension  Agreement  between
        Mutual   Properties   Stonedale   L.P.   and   MIM
        Corporation dated December 10, 1997 ...................  (5) (Exh.10.43)

10.39   Lease Amendment and Extension Agreement-II between
        Mutual   Properties   Stonedale   L.P.   and   MIM
        Corporation dated March 27, 1998 ......................  (5) (Exh.10.44)

10.40   Lease   Agreement    between   Mutual   Properties
        Stonedale L.P. and Pro-Mark  Holdings,  Inc. dated
        December 23, 1997 .....................................  (5) (Exh.10.45)

10.41   Lease  Amendment and Extension  Agreement  between
        Mutual  Properties  Stonedale  L.P.  and  Pro-Mark
        Holdings, Inc. dated March 27, 1998 ...................  (5) (Exh.10.46)

10.42   Lease  Agreement   between   Continental   Managed
        Pharmacy  Services,  Inc.  and Melvin I.  Lazerick
        dated May 12, 1998 ....................................  (10)

10.43   Amendment  No.  1  to  Lease   Agreement   between
        Continental  Managed Pharmacy  Services,  Inc. and
        Melvin I. Lazerick dated January 29, 1999 .............  (10)

10.44   Letter  Agreement  dated  August 24, 1998  between
        Continental  Managed Pharmacy  Services,  Inc. and
        Comerica Bank .........................................  (10)

10.45   Letter  Agreement  dated  January 28, 1997 between
        Continental  Managed Pharmacy  Services,  Inc. and
        Comerica Bank .........................................  (10)

10.46   Letter  Agreement  dated  January 24, 1995 between
        Continental  Managed Pharmacy  Services,  Inc. and
        Comerica Bank .........................................  (10)

10.47   Additional Credit Agreement dated January 23, 1996
        between  Continental  Managed  Pharmacy  Services,
        Inc. and Comerica Bank ................................  (10)

10.48   Guaranty   dated   August  24,  1998  between  MIM
        Corporation and Comerica Bank .........................  (10)

10.49   Third Amended and Restated  Master  Revolving Note
        dated  August  24,  1998  by  Continental  Managed
        Pharmacy Services, Inc. in favor of Comerica Bank .....  (10)

10.50   Variable Rate  Installment  Note dated January 24,
        1995 by  Continental  Managed  Pharmacy  Services,
        Inc. in favor of Comerica Bank ........................  (10)

10.51   Variable Rate  Installment  Note dated January 26,
        1996 by  Continental  Managed  Pharmacy  Services,
        Inc. in favor of Comerica Bank ........................  (10)

10.52   Security  Agreement  (Equipment) dated January 24,
        1995 by  Continental  Managed  Pharmacy  Services,
        Inc. in favor of Comerica Bank ........................  (10)

10.53   Security  Agreement  (Accounts and Chattel  Paper)
        dated  January  24,  1995 by  Continental  Managed
        Pharmacy Services, Inc. in favor of Comerica Bank .....  (10)

10.54   Intercreditor  Agreement  dated  January  24, 1995
        between  Continental  Managed  Pharmacy  Services,
        Inc. and Foxmeyer Drug Company ........................  (10)

10.55   Indemnification  Agreement  dated  August 13, 1998
        among MIM Corporation,  Roulston  Investment Trust
        L.P.,   Roulston  Ventures  L.P.  and  Michael  R.
        Erlenbach .............................................  (10)

10.56   Pledge  Agreement  dated August 13, 1998 among MIM
        Corporation,   Roulston   Investment  Trust  L.P.,
        Roulston Ventures L.P. and Michael R. Erlenbach .......  (10)

10.57   Stock  Purchase  Agreement  dated February 9, 1999
        between MIM Corporation and E. David Corvese ..........  (10)

21      Subsidiaries of the Company ...........................  (10)

23      Consent of Arthur Andersen LLP ........................  (10)

27      Financial Data Schedule ...............................  (10)

-------

(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996.

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

(5) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(6) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-60647), as amended, which became effective on August 21, 1998.

(7)     Incorporated  by reference  to the  indicated  exhibit to the  Company's
        Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(8) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, as amended.

(9) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

(10)    Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and Regulation SK-601 ss. 10 (iii).

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.


                                 MIM CORPORATION



                             By: /s/ Edward J. Sitar
                                 --------------------------------------
                                 Edward J. Sitar
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title(s)                                Date
--------------------------------------------------------------------------------

/s/ Richard H. Friedman   Chairman and Chief Executive Officer    March 30, 1999
-----------------------   (principal executive officer)
Richard H. Friedman

/s/ Scott R. Yablon       President, Chief Operating Officer      March 30, 1999
-----------------------   and Director
Scott R. Yablon

/s/ Edward J. Sitar       Chief Financial Officer and Treasurer   March 30, 1999
-----------------------   (principal financial officer)
Edward J. Sitar

/s/ Louis DiFazio         Director                                March 30, 1999
-----------------------
Louis DiFazio, Ph.D.

/s/ Louis A. Luzzi        Director                                March 30, 1999
-----------------------
Louis A. Luzzi, Ph.D.

/s/ Richard A. Cirillo    Director                                March 30, 1999
-----------------------
Richard A. Cirillo

/s/ Michael Kooper        Director                                March 30, 1999
-----------------------
Michael Kooper

                                  EXHIBIT INDEX

           (Exhibits being filed with this Annual Report on Form 10-K)


10.2 Amendment No. 3 to Drug Benefit Program Services Agreement dated October 1, 1998

10.14 Employment Agreement between MIM Corporation and Richard H. Friedman dated as of December 1, 1998

10.17 Employment Agreement between MIM Corporation and Barry A. Posner dated as of March 1, 1999

10.21 Employment Agreement between MIM Corporation and Edward J. Sitar dated as of March 1, 1999

10.31 Amendment No. 2 dated June 16, 1998 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie
        B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996

10.33 MIM Corporation 1996 Amended and Restated Stock Incentive Plan, as amended December 2, 1998

10.42 Lease Agreement between Continental Managed Pharmacy Services, Inc. and Melvin I. Lazerick dated May 12, 1998

10.43 Amendment No. 1 to Lease Agreement between Continental Managed Pharmacy Services, Inc. and Melvin I. Lazerick dated January 29, 1999

10.44 Letter Agreement dated August 24, 1998 between Continental Managed Pharmacy Services, Inc. and Comerica Bank

10.45 Letter Agreement dated January 28, 1997 between Continental Managed Pharmacy Services, Inc. and Comerica Bank

10.46 Letter Agreement dated January 24, 1995 between Continental Managed Pharmacy Services, Inc. and Comerica Bank

10.47 Additional Credit Agreement dated January 23, 1996 between Continental Managed Pharmacy Services, Inc. and Comerica Bank

10.48   Guaranty dated August 24, 1998 between MIM Corporation and Comerica Bank

10.49 Third Amended and Restated Master Revolving Note dated August 24, 1998 by Continental Managed Pharmacy Services, Inc. in favor of Comerica Bank

10.50 Variable Rate Installment Note dated January 24, 1995 by Continental Managed Pharmacy Services, Inc. in favor of Comerica Bank

10.51 Variable Rate Installment Note dated January 26, 1996 by Continental Managed Pharmacy Services, Inc. in favor of Comerica Bank

10.52 Security Agreement (Equipment) dated January 24, 1995 by Continental Managed Pharmacy Services, Inc. in favor of Comerica Bank

10.53 Security Agreement (Accounts and Chattel Paper) dated January 24, 1995 by Continental Managed Pharmacy Services, Inc. in favor of Comerica Bank

10.54 Intercreditor Agreement dated January 24, 1995 between Continental Managed Pharmacy Services, Inc. and Foxmeyer Drug Company

10.55 Indemnification Agreement dated August 13, 1998 among MIM Corporation, Roulston Investment Trust L.P., Roulston Ventures L.P. and Michael R. Erlenbach

10.56 Pledge Agreement dated August 13, 1998 among MIM Corporation, Roulston Investment Trust L.P., Roulston Ventures L.P. and Michael R. Erlenbach

10.57 Stock Purchase Agreement dated February 9, 1999 between MIM Corporation and E. David Corvese

21      Subsidiaries of the Company

23      Consent of Arthur Andersen LLP

27      Financial Data Schedule