Form 10-Q
period 1999-03-31
MIM CORP
filed 1999-05-17
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended   March 31, 1999

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number     0-28740

                                 MIM CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                   05-0489664
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                     100 Clearbrook Road, Elmsford, NY 10523
                    (Address of principal executive offices)

                                 (914) 460-1600
              (Registrant's telephone number, including area code)


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

Yes _X_     No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On May 10, 1999, there were outstanding 18,771,689 shares of the Company's common stock, $.0001 par value per share ("Common Stock").

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I        FINANCIAL INFORMATION

      Item 1  Financial Statements

              Consolidated Balance Sheets at
                    March 31, 1999 (unaudited) and December 31, 1998          3

              Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 1999 and 1998                4

              Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1999 and 1998                5

              Notes to the Consolidated Financial Statements                6-7

      Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-15

      Item 3  Quantitative and Qualitative Disclosures about
              Market Risk                                                    16

PART II       OTHER INFORMATION

      Item 2  Changes in Securities and Use of Proceeds                      17

      Item 4  Submission of Matters to a Vote of Security Holders            18

      Item 5  Other Information                                              18

      Item 6  Exhibits and Reports on Form 8-K                               18

      SIGNATURES                                                             19

      Exhibit Index                                                          20

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               March 31,    December 31,
                                                                                 1999          1998
                                                                               ---------    ------------
                                                                              (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                $   3,753      $   4,495
      Investment securities                                                        8,875         11,694
      Receivables, less allowance for doubtful accounts of $2,185 and $2,239
           at March 31, 1999 and December 31, 1998, respectively                  57,164         64,747
      Inventory                                                                    1,024          1,187
      Prepaid expenses and other current assets                                      901            857
                                                                               ---------      ---------
             Total current assets                                                 71,717         82,980

Other investments                                                                  2,317          2,311
Property and equipment, net                                                        6,159          4,823
Due from affiliates, less allowance for doubtful accounts of $403
           at March 31, 1999 and December 31, 1998, respectively                      14             34
Other assets, net                                                                    165            293
Deferred income taxes                                                                274            270
Intangible assets, net                                                            19,145         19,395
                                                                               ---------      ---------
             Total assets                                                      $  99,791      $ 110,106
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                             $     463      $     277
      Current portion of long-term debt                                              387            208
      Accounts payable                                                             5,243          6,926
      Claims payable                                                              23,133         32,855
      Payables to plan sponsors and others                                        20,721         16,490
      Accrued expenses                                                             6,193          6,401
                                                                               ---------      ---------
             Total current liabilities                                            56,140         63,157

Capital lease obligations, net of current portion                                  1,135            598
Long-term  debt, net of current portion                                            1,842          6,185

Commitments and contingencies
Minority interest                                                                  1,112          1,112

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                          --             --
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           18,651,698 and 18,090,748 shares issued and outstanding
           at March 31, 1999 and December 31, 1998, respectively                       2              2
      Treasury stock at cost                                                        (338)          --
      Additional paid-in capital                                                  91,611         91,603
      Accumulated deficit                                                        (50,186)       (50,790)
      Stockholder notes receivable                                                (1,527)        (1,761)
                                                                               ---------      ---------
             Total stockholders' equity                                           39,562         39,054
                                                                               ---------      ---------

             Total liabilities and stockholders' equity                        $  99,791      $ 110,106
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

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                            Three months ended
                                                                March 31,
                                                          ----------------------
                                                            1999           1998
                                                          ----------------------
                                                                (Unaudited)

Revenue                                                   $ 74,915      $ 97,963

Cost of revenue                                             66,733        92,384
                                                          --------      --------

      Gross profit                                           8,182         5,579

Selling, general and administrative expenses                 7,512         4,450
Amortization of goodwill and other intangibles                 250          --
                                                          --------      --------

      Income from operations                                   420         1,129

Interest income, net                                           196           507
Other                                                          (12)         --
                                                          --------      --------

Net income                                                $    604      $  1,636
                                                          ========      ========


Basic income per common share                             $   0.03      $   0.12
                                                          ========      ========

Diluted income per common share                           $   0.03      $   0.11
                                                          ========      ========

Weighted average common shares used in computing
      basic income per share                                18,422        13,369
                                                          ========      ========

Weighted average common shares used in computing
      diluted income per share                              18,910        15,132
                                                          ========      ========


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     1999        1998
                                                                                   --------    --------
Cash flows from operating activities:                                                   (unaudited)
        Net income                                                                 $    604    $  1,636
             Adjustments to reconcile  net income to net cash  provided by (used
                  in) operating activities:
                  Depreciation, amortization and other                                  626         361
                  Stock option charges                                                    4           7
        Changes in assets and liabilities:
             Receivables                                                              7,583     (11,076)
             Inventory                                                                  163        --
             Prepaid expenses and other current assets                                  (44)         56
             Accounts payable                                                        (1,683)       (564)
             Deferred revenue                                                          --        (2,799)
             Claims payable                                                          (9,722)      2,483
             Payables to plan sponsors and others                                     4,231       1,110
             Accrued expenses                                                          (212)       (690)
                                                                                   --------    --------
                  Net cash provided by (used in) operating activities                 1,550      (9,476)
                                                                                   --------    --------

Cash flows from investing activities:
             Purchase of property and equipment                                        (784)       (487)
             Loans to affiliates, net                                                    20        --
             Stockholder loans, net                                                     234         (12)
             Purchase of investment securities                                         --        (4,000)
             Maturities of investment securities                                      2,819      10,293
             Decrease (increase) in other assets                                        127         (43)
                                                                                   --------    --------
                  Net cash provided by  investing activities                          2,416       5,751
                                                                                   --------    --------

Cash flows from financing activities:
             Principal payments on capital lease obligations                           (210)        (53)
             Net payments to debt                                                    (4,164)       --
             Proceeds from exercise of stock options                                      4           1
             Purchase of treasury stock                                                (338)       --
                                                                                   --------    --------
                  Net cash used in financing activities                              (4,708)        (52)
                                                                                   --------    --------

Net decrease in cash and cash equivalents                                              (742)     (3,777)

Cash and cash equivalents--beginning of period                                     $  4,495    $  9,593
                                                                                   --------    --------

Cash and cash equivalents--end of period                                           $  3,753    $  5,816
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
             Income taxes                                                          $   --      $   --
                                                                                   ========    ========
             Interest                                                              $     86    $     19
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
        Equipment acquired under capital lease obligations                         $    933    $   --
                                                                                   ========    ========




        The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

     These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission (the "Form 10-K").

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:


                                                                  Three Months
                                                                 Ended March 31,
                                                                 1999      1998
                                                               -------   -------
Numerator:
  Net income                                                   $   604   $ 1,636
                                                               =======   =======

Denominator:
  Weighted average number of common shares  outstanding         18,422    13,369
                                                               -------   -------
Basic earnings per share                                       $   .03   $   .12
                                                               =======   =======

Denominator:
  Weighted average number of common shares  outstanding         18,422    13,369
  Common share equivalents of outstanding stock options            488     1,763
                                                               -------   -------
Total shares outstanding                                        18,910    15,132
                                                               -------   -------
Diluted earnings per share                                     $   .03   $   .11
                                                               =======   =======


NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee and Xantus Healthplan of Tennessee, Inc. ("Xantus") entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. At this time, the Company is unable to predict the effects of this action on the Company's ability to collect monies owed to it by Xantus for pharmacy benefit management ("PBM") services rendered by the Company from January 1, 1999 through April 1, 1999. As of April 1, 1999, Xantus owed the Company $10.7 million. To date, the Company has withheld from its pharmacy providers approximately $4.0 million of claims submitted by them on behalf of Xantus members as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999. The Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations. The receiver has begun to pay the Company on behalf of Xantus for services rendered to Xantus and its members following April 1, 1999.

NOTE 4 - SUBSEQUENT EVENT

     In April 1999, the Company loaned to the Chairman and Chief Executive Officer of the Company $1,700, evidenced by a promissory note and a pledge of 1,500 shares of Common Stock to secure his obligations under the promissory note. The note requires repayment of principal and interest by March 31, 2004. Interest is accrued monthly at the Prime Rate (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which the Chairman could pay the tax liability associated with the exercise of stock options representing 1,500 shares of Common Stock in January 1998.

     As part of the Company's normal review process, the Company determined that two of the Company's capitated TennCare(R) contracts were not achieving profitability projections. Accordingly, in accordance with the terms of these contracts, the Company exercised its right to terminate these contracts effective on September 28, 1999. Representatives of the Company and these TennCare managed care organizations are presently renegotiating these contracts. While the Company believes it is reasonably likely that the terms of the contracts can be renegotiated, no assurance can be given that the Company will successfully renegotiate the contracts with either or both of these customers. In addition, no assurance can be given that the Company will not incur losses under either or both of these contracts during the interim period until termination becomes effective. The Company does not believe that the loss of these contracts, if they cannot be renegotiated, would have a material adverse effect on its liquidity.




                                     * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K, as well as the unaudited consolidated interim financial statements and the related notes thereto included in Part I,
Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999 filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future, as well as statements which are not historical fact. Forward looking statements may include statements relating to the Company's business development activities, its' sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the effect of year 2000 problems on the Company's operations and/or effect of legal proceedings or investigations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources, and the existence of complex laws and regulations relating to the Company's business. This Report along with the Company's Form 10-K contain information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

Overview

     RxCare of Tennessee, Inc. ("RxCare"), a pharmacy services administrative organization owned by the Tennessee Pharmacists Association and representing approximately 1,250 retail pharmacies, initially retained the Company in 1993 to assist in obtaining contracts with managed care organization's ("MCO's") applying to participate in the TennCare program to provide pharmacy benefit management ("PBM") services to those MCO's and their TennCare eligible and commercial recipients. In January 1994, the State of Tennessee instituted its TennCare program by contracting with MCO's to provide mandated health services to TennCare beneficiaries on a capitated basis. In turn, certain of these MCO's contracted with RxCare to provide TennCare mandated pharmaceutical benefits to their TennCare beneficiaries through RxCare's network of retail pharmacies, in most cases on a corresponding capitated basis.

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

     The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of the Company's relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers, including those MCO's and commercial customers then serviced by the Company through the RxCare Contract, prior to its expiration. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts after its negotiated settlement resulted in the Company executing agreements, effective as of January 1, 1999, to provide PBM services directly to five of the six TennCare MCO's representing approximately 900,000 of the 1.2 million TennCare lives previously managed under the RxCare Contract, as well as substantially all third party administrators ("TPA's") and employer groups previously managed under the RxCare Contract. Effective May 1, 1999, the Company entered into a contract with the sixth TennCare MCO representing approximately 300,000 TennCare lives, thereby contracting with all of the TennCare MCO's that the Company managed through the RxCare Contract prior to December 31, 1998. To date, the Company has not contracted with the two TennCare behavioral health organizations ("BHO's") to which it previously provided PBM services under the RxCare Contract as the State presently administers the pharmacy benefit for these BHO's. For the year ended December 31, 1998, amounts paid to the Company by these BHO's represented approximately 27% of the Company's revenues.

     A majority of the Company's revenues are derived from providing PBM services in the State of Tennessee to MCO's participating in the State of Tennessee's TennCare program. At March 31, 1999, the Company provided PBM services to 140 health plan sponsors with an aggregate of approximately 1.7 million plan members, of which TennCare represented health plans with approximately 900,000 plan members. The five TennCare contracts accounted for 47.4% of the Company's revenues for the three months ended March 31, 1999 and 76.0% of the Company's revenues for the three months ended March 31, 1998. With the addition of the sixth TennCare MCO as of May 1, 1999, the Company anticipates that approximately 45% of its revenues for fiscal 1999 will be derived from providing PBM services to these six TennCare MCO's.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

     For the three months ended March 31, 1999, the Company recorded revenue of $74.9 million, a decrease of $23.1 million from the same period a year ago. TennCare contracts accounted for decreased revenues of $38.9 million as the Company did not retain contracts as of January 1, 1999 with the sixth TennCare MCO and the two TennCare BHO's it previously managed under the RxCare Contract. The loss of these contracts represents $17.6 million and $23.6 million, respectively, of the decrease in revenue, partially offset by increases in other TennCare contracts. Commercial revenue increased $8.9 million, partially offset by a decrease of $8.5 million due to the loss of a contract with a Nevada based managed care organization, representing a net increase of $.4 million in commercial revenue. Revenue increased $15.4 million as a result of the Company's acquisition in August 1998 of the operations of Continental Managed Pharmacy Services Inc. ("Continental").

     For the three months ended March 31, 1999, approximately 17% of the Company's revenues were generated from capitated or other risk-based contracts, compared to 39% for the three months ended March 31, 1998. This decrease resulted from the loss, as of January 1, 1999, of a major contract with on of the TennCare MCO's the Company managed on a capitated basis throughout 1998 under the RxCare Contract, as well as the addition of other business through the Company's acquisition of Continental.

     Cost of revenue for the three months ended March 31, 1999 decreased $25.7 million from $92.4 million to $66.7 million compared to the same period a year ago. TennCare contracts accounted for $36.4 million of such decrease due to the loss as of January 1, 1999 of the sixth TennCare MCO and the two TennCare BHO's previously managed under the RxCare Contract until December 31, 1998. The loss of these contracts represents $16.2 million and $22.2 million, respectively, of the decrease, partially offset by increases in other TennCare contracts. Cost of revenue increases of $6.7 million from commercial business were completely offset by a decrease in cost of revenue of $8.5 million due to the loss of a contract with a Nevada based managed care organization, representing a net decrease of $1.8 million. Such decreases in cost of revenue were partially offset by increases of $12.5 million generated from Continental. As a percentage of revenue, cost of revenue decreased to 89.1% for the three months ended March 31, 1999 from 94.3% for the three months ended March 31, 1998 primarily due to the contribution of Continental's drug distribution business which has experienced better margins than historically experienced by the Company's core PBM line of business.

     Generally, loss contracts arise only on capitated or other risk-based contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability of the Company to restrict its MCO clients' formularies to the extent anticipated by the Company at the time contracted PBM services are implemented, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. Management does not believe that there is an overall trend towards losses on its existing capitated contracts.

     Selling, general and administrative expenses were $7.5 million for the three months ended March 31, 1999, an increase of $3.0 million as compared to $4.5 million for the three months ended March 31, 1998. The acquisition of
Continental accounted for $2.5 million of the increase. The remaining $0.5 million increase in expenses reflects expenditures incurred in connection with the Company's continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in additional personnel and information systems to support new and existing customers and increased legal costs. As a percentage of revenue, selling, general and administrative expenses increased to 10.0% for the three months ended March 31, 1999 from 4.5% for the three months ended March 31, 1998 mainly attributable to revenue decrease experienced from the loss of the three TennCare contracts (as discussed above).

     For the three months ended March 31, 1999, the Company recorded amortization of goodwill and other intangibles of $0.3 million in connection with its acquisition of Continental. The Continental acquisition resulted in the recording of approximately $18.5 million of goodwill and $1.2 million of other intangible assets, which will be amortized over their estimated useful lives (25 years for goodwill and 6 years and 4 years for other intangible assets).

     For the three months ended March 31, 1999, the Company recorded interest income, net of interest expense, of $0.2 million. Interest income was $0.3 million, a decrease of $0.2 million from the same period a year ago, resulting from a reduced level of invested capital due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the three months ended March 31, 1999, the Company recorded net income of $.6 million, or $.03 per diluted share. For the three months ended March 31, 1998, the Company recorded net income of $1.6 million, or $.11 per diluted share.

     For the three months ended March 31, 1999, accounts receivable decreased $7.5 million to $57.2 million from $64.7 million from December 31, 1998. The decrease resulted primarily from a proportionate decrease in PBM business during the period.

Liquidity and Capital Resources

    The Company utilizes both funds generated from operations, if any, and funds raised in its initial public offering (the "Offering") for capital expenditures and working capital needs. For the three months ended March 31, 1999, net cash provided from operating activities totaled $1.6 million, due mainly to a decrease in accounts receivable of $7.6 million and an increase in payables to plan sponsors of $4.2 million partially offset by a decrease in claims payable of $9.7 million. The decrease in accounts receivable resulted primarily from a proportionate decrease in PBM business. Payables to plan sponsors increased due to changes in contractual terms, whereby the Company incurred additional sharing obligations upon contract renegotiations effective January 1, 1999. Claims payable decreased due primarily to the loss as of January 1, 1999 of the three TennCare contracts discussed above.

     Investing activities generated $2.4 million primarily from proceeds of maturities of investment securities of $2.8 million. This cash provided was partially offset by purchases of $.8 million of equipment primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage its customer's PBM programs and to be competitive in the PBM industry. Financing activities used $4.7 million of cash primarily from a decrease in revolving debt of $4.2 million.

     At March 31, 1999, the Company had working capital of $15.6 million, including $8.9 million in investment securities, compared to $19.8 million at December 31, 1998. Cash and cash equivalents decreased to $3.8 million at March 31, 1999 compared with $4.5 million at December 31, 1998. The Company had investment securities held to maturity of $8.9 million at March 31, 1999 and $11.7 million at December 31, 1998. The decrease in cash and investment securities was due to the Company's increased working capital requirements. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc., the Company's investments are primarily corporate debt securities rated AA or higher and government securities.

     Effective January 1, 1999, the Company began to provide PBM services directly to five of the six TennCare MCO's representing 900,000 of the 1.2 million TennCare lives previously managed under the RxCare Contract. Effective May 1, 1999, the Company entered into a contract with the sixth TennCare MCO representing approximately 300,000 TennCare lives, thereby contracting with all of the TennCare MCO's that the Company managed through the RxCare Contract prior to December 31, 1998. To date, however, the Company has not contracted with either of the two TennCare BHO's for which it previously provided PBM services under the RxCare Contract as the State presently administers the pharmacy benefit for these BHO's. The Company does not believe that the loss of these contracts will have a material adverse effect on its liquidity.

     As part of the Company's normal review process, the Company determined that two of the Company's capitated TennCare contracts were not achieving profitability projections. Accordingly, in accordance with the terms of these contracts, the Company exercised its right to terminate these contracts effective on September 28, 1999. Representatives of the Company and these TennCare MCO's are presently renegotiating these contracts. While the Company believes it is reasonably likely that the terms of the contracts can be renegotiated, no assurance can be given that the Company will successfully renegotiate the contracts with either or both of these customers. In addition, no assurance can be given that the Company will not incur losses under either or both of these contracts during the interim period until termination becomes effective. The Company does not believe that the loss of these contracts, if they cannot be renegotiated, would have a material adverse effect on its liquidity.

     On March 31, 1999, the State of Tennessee and Xantus Healthplan of Tennessee, Inc. ("Xantus") entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. At this time, the Company is unable to predict the effects of this action on the Company's ability to collect monies owed to it by Xantus for PBM services rendered by the Company from January 1, 1999 through April 1, 1999. As of April 1, 1999, Xantus owed the Company $10.7 million. To date, the Company has withheld from its pharmacy providers approximately $4.0 million of claims submitted by them on behalf of Xantus members as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999. The Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations. The receiver has begun to pay the Company on behalf of Xantus for services rendered to Xantus and its members following April 1, 1999.

     In April 1999, the Company loaned to the Chairman and Chief Executive Officer of the Company $1.7 million, evidenced by a promissory note and a pledge of 1.5 million shares of Common Stock to secure his obligations under the promissory note. The note requires repayment of principal and interest by March 31, 2004. Interest is accrued monthly at the Prime Rate (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which the Chairman could pay the tax liability associated with the exercise of stock options representing 1.5 million shares of Common Stock in January 1998.

     Under Section 145 of the Delaware General Corporation Law ("Section 145") and the Company's Amended and Restated By-Laws ("By-Laws"), the Company is obligated to indemnify two former officers of the Company (one of which is also a former director and still a principal stockholder of the Company) who are the subject of the indictments brought in the United States District Court for the Western District of Tennessee (as more fully described in the Form 10-K), unless it is ultimately determined by the Company's Board of Directors that these former officers failed to act in good faith and in a manner they reasonably believed to be in the best interests of the Company, that they had reason to believe that their conduct was unlawful of for any other reason under which indemnification would not be required Section 145 or the By-Laws. In addition, until the Board makes such a determination, the Company is also obligated under
Section 145 and its By-Laws to advance the costs of defense to such persons; however, if the Board determines that either or both of these former officers are not entitled to indemnification, such individuals would be obligated to reimburse the Company for all amounts so advanced. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and continued advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts will have to be advanced. No assurance can be given, however, that the Company's obligations to either or both of these former officers would not have a material adverse effect on the Company's results of operations or financial condition.

     At December 31, 1998, the Company had, for tax purposes, unused net operating loss ("NOL") carryforwards of approximately $47 million which will begin expiring in 2008. As it is uncertain whether the Company will realize the full benefit from these NOL carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined in the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of NOL carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

     As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company expects to spend approximately $1.7 million on capital expenditures during fiscal 1999 (no substantial portion of which was expended in the first quarter of 1999) primarily for expansion and continued upgrading of information systems. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company may also pursue joint venture arrangements, business acquisitions and other strategic transactions and arrangements designed to expand its business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

     The Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts or other risk-based arrangements. Risk-based business represented approximately 17% of the Company's revenues while non-risk business (including the provision of mail order services) represented approximately 83% of the Company's revenues for the three months ended March 31, 1999. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts. The Company presently anticipates that approximately 36% of its revenues in fiscal 1999 will be derived from risk-based arrangements.

     Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims, have historically affected the Company's cost of revenue. The

Company believes that it is likely that prices will continue to increase which could have an adverse effect on the Company's gross profit. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase contract rates on new contracts and upon renewal of existing contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The higher level of non-risk contracts with the Company's customers in 1999 compared to prior years mitigates the adverse effects of price increases, although no assurance can be given that the recent trend towards no-risk arrangements will continue.

Year 2000 disclosure

     The so-called "year 2000 problem," which is common to many companies, concerns the inability of information systems, primarily computer hardware and software programs, to recognize properly and process date sensitive information following December 31, 1999. The Company has committed substantial resources (approximately $2.6 million) over the past two years to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

State of Readiness:

     In evaluating the Company's potential exposure to the year 2000 problem, management first identified those systems that were critical to the ongoing business of the Company and that would require significant manual intervention should those systems be unable to process dates correctly following December 31, 1999. Those systems were the Company's claims adjudication and processing system and the internal accounting system (which includes pharmacy reimbursement). Once those systems were identified, the following steps were identified as those that would be required to be taken to ascertain the Company's state of readiness:

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

     Continental's computer systems related to the delivery of pharmaceutical products through mail order were upgraded in the fourth quarter of 1998 to become year 2000 compliant. All internal systems at Continental are scheduled to be compliant by the end of the third quarter of 1999.

Costs:

     As noted above, the Company spent approximately $2.6 million over the past two years to improve its information systems. In addition, the Company anticipates that it will spend approximately $1.7 million during 1999 to further improve its information systems. These improvements were not, and are not intended to specifically address the year 2000 issue, but rather to address other business needs and issues. Nonetheless, the IS project has provided the Company with a platform from which to address any year 2000 issues. Management does not believe that the amount of funds expended in connection with the IS project would have differed materially in the absence of the year 2000 problem. The Company's cash on hand as a result of the Offering has provided all of the funds expended to date on the IS project and is expected to provide substantially all of the funds expected to be spent during 1999 on the IS project.

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



                                     * * * *

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company believes that interest rate risk represents the only market risk exposure applicable to the Company. The Company's exposure to market risks associated with changes in interest rates relates primarily to the Company's investments in marketable securities in accordance with the Company's corporate investment policies and guidelines. All of these instruments are classified as "held-to-maturity" on the Company's consolidated balance sheets and were entered into by the Company solely for investment purposes and not for trading purposes. The Company does not invest in or otherwise use derivative financial instruments. The Company's investments consist primarily of corporate debt securities, corporate preferred stock and State and local governmental obligations, each rated AA or higher. The table below presents principal cash flow amounts and related weighted average effective interest rates by expected (contractual) maturity dates for the Company's financial instruments subject to interest rate risk:

                             1999    2000    2001   2002   2003    Thereafter
                             ----    ----    ----   ----   ----    ----------
Short-term investments
  Fixed rate investments    8,850      --      --     --     --           --
  Weighted average rate     6.57%      --      --     --     --           --

Long-term investments:
  Fixed rate investments      --       --      --     --     --           --
  Weighted average rate       --       --      --     --     --           --

Long-term debt:
  Variable rate instruments   112      312   1,773    --     --           --
  Weighted average rate     9.00%    9.00%   7.78%    --     --           --

     In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate at March 31, 1999 for that instrument multiplied by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

     At March 31, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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


                                     * * * *

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 31, 1999, the State of Tennessee and Xantus Healthplan of Tennessee, Inc. ("Xantus") entered into a consent decree whereby, among other things, the Commissioner of Commerce and Insurance for the State of Tennessee was appointed receiver of Xantus for purposes of rehabilitation. At this time, the Company is unable to predict the effects of this action on the Company's ability to collect monies owed to it by Xantus for pharmacy benefit management services rendered by the Company from January 1, 1999 through April 1, 1999. As of April 1, 1999, Xantus owed the Company $10.7 million. To date, the Company has withheld from its pharmacy providers approximately $4.0 million of claims submitted by them on behalf of Xantus members as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999. The Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations. The receiver has begun to pay the Company on behalf of Xantus for services rendered to Xantus and its members following April 1, 1999.

Item 2.  Changes in Securities and Use of Proceeds

     From August 14, 1996 through March 31, 1999, the $46,788,000 net proceeds from the initial public offering (the "Offering"), pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

    Construction of plant, building and facilities ..............  $        --
    Purchase and installation of machinery and equipment ........  $ 5,069,000
    Purchases of real estate ....................................  $        --
    Acquisition of other business ...............................  $ 2,341,000
    Repayment of indebtedness ...................................  $        --
    Working capital .............................................  $26,750,000
    Temporary investments:
         Marketable securities ..................................  $ 8,875,000
         Overnight cash deposits ................................  $ 3,753,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal 1999.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number   Description
--------------   -----------

   10.58 Commercial Term Promissory Note, dated April 14, 1999, by Richard H. Friedman in favor of MIM Corporation

   10.59 Pledge Agreement, dated April 14, 1999, by Richard H. Friedman in favor of MIM Corporation

   10.60         Amended  and  Restated  1996   Non-Employee   Directors   Stock
                 Incentive Plan (effective as of March 1, 1999)

   10.61         1999 Cash Bonus Plan for Key Employees

      27         Financial Data Schedule

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of fiscal 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MIM CORPORATION




Date: May 17, 1999                                /s/ Edward J. Sitar
                                            -----------------------------------
                                                  Edward J. Sitar
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                  Exhibit Index
         (Exhibits being filed with this Quarterly Report on Form 10-Q)


10.58 Commercial Term Promissory Note, dated April 14, 1999, by Richard H. Friedman in favor of MIM Corporation

10.59 Pledge Agreement, dated April 14, 1999, by Richard H. Friedman in favor of MIM Corporation

10.60 Amended and Restated 1996 Non-Employee Directors Stock Incentive Plan (effective as of March 1, 1999)

10.61   1999 Cash Bonus Plan for Key Employees

27      Financial Data Schedule