Form 10-Q
period 1999-06-30
MIM CORP
filed 1999-08-16
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 1999
                                 -----------------------------------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission file number        0-28740
                      ----------------------------------------------------------

                                 MIM CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                             05-0489664
-------------------------------------   ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                     100 Clearbrook Road, Elmsford, NY 10523
                  ----------------------------------------------
                    (Address of principal executive offices)

                                 (914) 460-1600
                          ------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    On   August  3,  1999,  there  were  outstanding  18,729,189  shares  of the
Company's common stock, $.0001 par value per share ("Common Stock").

                                      INDEX

                                                                                              Page Number
                                                                                              -----------
PART I              FINANCIAL INFORMATION

      Item 1        Financial Statements

                    Consolidated Balance Sheets at
                         June 30, 1999 (unaudited) and December 31, 1998                           3

                    Unaudited Consolidated Statements of Operations for the
                         three months and six months ended June 30, 1999 and 1998                  4

                    Unaudited Consolidated Statements of Cash Flows for the
                         six months ended June 30, 1999 and 1998                                   5

                    Notes to the Consolidated Financial Statements                                6-8

      Item 2        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                     9-18

      Item 3        Quantitative and Qualitative Disclosures about Market Risk                     19

PART II             OTHER INFORMATION

      Item 1        Legal Proceedings                                                            20-21

      Item 2        Changes in Securities and Use of Proceeds                                      21

      Item 4        Submission of Matters to a Vote of Security Holders                            21

      Item 5        Other Information                                                              21

      Item 6        Exhibits and Reports on Form 8-K                                               21

      SIGNATURES                                                                                   22

      Exhibit Index                                                                                23

                                     PART 1
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          June 30,            December 31,
                                                                                            1999                  1998
                                                                                     -------------------   -------------------
                                                                                        (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                                 $ 6,316               $ 4,495
      Investment securities                                                                       5,373                11,694
      Receivables, less allowance for doubtful accounts of $2,123 and $2,239
           at June 30, 1999 and December 31, 1998, respectively                                  60,759                64,747
      Inventory                                                                                     860                 1,187
      Prepaid expenses and other current assets                                                     877                   857
                                                                                     -------------------   -------------------
             Total current assets                                                                74,185                82,980

Other investments                                                                                 2,317                 2,311
Property and equipment, net                                                                       6,608                 4,823
Due from affiliate and officer, less allowance for doubtful accounts of $403
           at June 30, 1999 and December 31, 1998, respectively                                   1,804                    34
Other assets, net                                                                                   161                   293
Deferred income taxes                                                                               274                   270
Intangible assets, net                                                                           18,950                19,395
                                                                                     -------------------   -------------------
             Total assets                                                                     $ 104,299             $ 110,106
                                                                                     ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                                                $ 494                 $ 277
      Current portion of long-term debt                                                             362                   208
      Accounts payable                                                                            5,769                 6,926
      Claims payable                                                                             33,296                32,855
      Payables to plan sponsors and others                                                       15,832                16,490
      Accrued expenses                                                                            5,435                 6,401
                                                                                     -------------------   -------------------
             Total current liabilities                                                           61,188                63,157

Capital lease obligations, net of current portion                                                   986                   598
Long-term  debt, net of current portion                                                             723                 6,185

Commitments and contingencies
Minority interest                                                                                 1,112                 1,112

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                                           -                     -
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           18,729,198 and 18,090,748 shares issued and outstanding
           at June 30, 1999 and December 31, 1998, respectively                                       2                     2
      Treasury stock at cost                                                                       (338)                    -
      Additional paid-in capital                                                                 91,614                91,603
      Accumulated deficit                                                                       (49,449)              (50,790)
      Stockholder notes receivable                                                               (1,539)               (1,761)
                                                                                     -------------------   -------------------
             Total stockholders' equity                                                          40,290                39,054
                                                                                     -------------------   -------------------

             Total liabilities and stockholders' equity                                       $ 104,299             $ 110,106
                                                                                     ===================   ===================

The accompanying notes are an integral part of these consolidated financial statements.


                                                  MIM CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)


                                                               Three months ended                   Six months ended
                                                                     June 30,                            June 30,
                                                            -------------------------         ----------------------------
                                                               1999             1998              1999              1998
                                                            -------------------------         ----------------------------
                                                                 (Unaudited)                           (Unaudited)

Revenue                                                     $  88,894        $ 109,878         $ 163,809         $ 207,841

Cost of revenue                                                81,077          103,660           147,810           196,044
                                                            -----------      -----------       -----------       ----------
         Gross profit                                           7,817            6,218            15,999            11,797

Selling, general and administrative expenses                    7,074            4,811            14,586             9,261
Amortization of goodwill and other intangibles                    194               --               444                 --
                                                            -----------      -----------       -----------       ----------

         Income from operations                                   549            1,407               969             2,536

Interest income, net                                              188              483               384               990
Other                                                              --               (1)              (12)               (1)
                                                            -----------      -----------       -----------       ----------

Net income                                                  $     737        $   1,889         $   1,341         $   3,525
                                                            ===========      ===========       ===========       ==========




Basic income per common share                               $    0.04        $    0.14         $    0.07         $    0.26
                                                            ===========      ===========       ===========       ==========

Diluted income per common share                             $    0.04        $    0.12         $    0.07         $    0.23
                                                            ===========      ===========       ===========       ==========

Weighted average common shares used
         in computing basic income per share                   18,777           13,594            18,639             13,471
                                                            ===========      ===========       ===========       ==========
Weighted average common shares used
         in computing diluted income per share                 18,953           15,489            18,883             15,467
                                                            ===========      ===========       ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.





                                                  MIM CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                         ---------------------------
                                                                                                            1999             1998
                                                                                                         ------------    -----------
Cash flows from operating activities:                                                                            (Unaudited)
         Net income                                                                                       $  1,341         $  3,525
                  Adjustments to reconcile net income to net cash provided
                       by (used in) operating activities:
                        Depreciation, amortization and other                                                 1,181              722
                       Stock option charges                                                                      6               14
                       Provision for losses on receivables                                                    --               --
                       Provision for losses on receivables and due from affiliates                            --                 53
         Changes in assets and liabilities:
                  Receivables                                                                                3,988          (17,392)
                  Inventory                                                                                    327             --
                  Prepaid expenses and other current assets                                                    (20)            (334)
                  Accounts payable                                                                          (1,157)             111
                  Deferred revenue                                                                            --             (2,799)
                  Claims payable                                                                               441            4,850
                  Payables to plan sponsors and others                                                        (658)           2,234
                  Accrued expenses                                                                            (970)           1,826
                                                                                                         ------------    -----------
                       Net cash provided by (used in) operating activities                                   4,479           (7,190)
                                                                                                         ------------    -----------

Cash flows from investing activities:
                  Purchase of property and equipment                                                        (1,592)          (1,051)
                  Loans to affiliate and officer, net                                                       (1,770)            --
                  Stockholder loans, net                                                                       222              (23)
                  Purchase of investment securities                                                         (1,013)         (16,855)
                  Maturities of investment securities                                                        7,334           18,425
                  Investment in preferred stock                                                               --               --
                  Decrease (increase) in other assets                                                          130             (211)
                                                                                                         ------------    -----------
                       Net cash provided by  investing activities                                            3,311              285
                                                                                                         ------------    -----------

Cash flows from financing activities:
                  Principal payments on capital lease obligations                                             (328)            (108)
                  Net payments on debt                                                                      (5,308)            --
                  Proceeds from exercise of stock options                                                        5                3
                  Purchase of treasury stock                                                                  (338)            --
                                                                                                         ------------    -----------
                       Net cash used in financing activities                                                (5,969)            (105)
                                                                                                         ------------    -----------
Net decrease in cash and cash equivalents                                                                    1,821           (7,010)

Cash and cash equivalents--beginning of period                                                            $  4,495         $  9,593
                                                                                                         ------------    -----------
Cash and cash equivalents--end of period                                                                  $  6,316         $  2,583
                                                                                                         ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
                  Interest                                                                                $     86         $     37
                                                                                                         ============    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
         Equipment acquired under capital lease obligations                                               $    933               $-
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

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:



                                                  Three Months                      Six Months
                                                 Ended June 30,                   Ended June 30,
                                               1999             1998            1999            1998
                                             --------         --------        --------        --------
Numerator:
---------
  Net income                                $   737         $ 1,889         $ 1,341         $ 3,525
                                            =======         =======         =======         =======

Denominator:
------------
 Weighted average number of
    common shares outstanding                18,777          13,594          18,639          13,471
                                            -------         -------         -------         -------
Basic Earnings per Share                    $   .04         $   .14         $   .07         $   .26
                                            =======         =======         =======         =======

Denominator:
------------
  Weighted average number of
    common shares outstanding                18,777          13,594          18,639          13,471
  Common share equivalents
    of outstanding stock options                176           1,895             194           1,996
                                            -------         -------         -------         -------
Total shares outstanding                     18,953          15,489          18,833          15,467
                                            -------         -------         -------         -------
Diluted Earnings per Share                  $   .04         $   .12         $   .07         $   .23
                                            =======         =======         =======         =======


NOTE 3 - ACQUISITION

     On August 24, 1998, the Company completed its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries (collectively, "Continental"), a company which provides pharmacy benefit management services and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $1,100, approximated

$19,100. The fair value of assets acquired approximated $11,100 and liabilities assumed approximated $11,800, resulting in approximately $18,300 of goodwill and $1,200 of other intangible assets which will be amortized over their estimated useful lives (25 years for goodwill and six and four years, respectively, for other intangibles). The consolidated financial statements of the Company for the three and six month periods ended June 30, 1999 include the results of Continental.

     The following unaudited consolidated pro forma information has been prepared assuming Continental was acquired as of January 1, 1998, with pro forma adjustments for amortization of goodwill and other intangible assets and income taxes. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the acquisition had been made on January 1, 1998. In addition, this pro forma information is not intended to be a projection of future operating results.

                                           Six months ended June 30,

                                              1999               1998
                                              ----               ----

Revenue                                  $     163,809        $   238,605
                                         =============        ===========

Net income                               $       1,341        $     4,400
                                         =============        ===========

Basic earnings per share                 $         .07        $       .25
                                         =============        ===========

Diluted earnings per share               $         .07        $       .23
                                         =============        ===========

The amounts above include $29,770 of revenue from the operations of Continental for the six months ended June 30, 1999 and $30,764 for the six months ended June 30, 1998.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee and Xantus Healthplan of Tennessee, Inc. ("Xantus") entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. The Commissioner of the Tennessee Department of Commerce and Insurance, as receiver of Xantus, is currently preparing a report to determine whether a plan of rehabilitation or liquidation is advisable, based on, among other things, the ability of Xantus to pay its post-petition obligations to providers, plan members and other creditors. At this time, the Company is unable to predict whether the receiver will recommend rehabilitation or liquidation or the effects of these actions or the implementation of either plan on the Company's ability to collect monies owed to it by Xantus. As of July 1, 1999, Xantus owed the Company $10,800 for pharmacy benefit management ("PBM") services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4,600 of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999, although the Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

NOTE 5 - LOAN TO OFFICER

     In April 1999, the Company loaned to the Chairman and Chief Executive Officer of the Company $1,700, evidenced by a promissory note secured by a pledge of 1,500 shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the Prime Rate (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which the Chairman could pay the Federal and state tax liability associated with the exercise of stock options representing 1,500 shares of the Company's Common Stock in January 1998.

NOTE 6 - CONTRACTS

     As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP") were not achieving profitability projections. Accordingly, in the first quarter of 1999, in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999.

     On June 25, 1999, the Company notified both THP and PHP that it would cease providing PBM services to them and their members if past due amounts of approximately $500 and $540 were not paid within 30 days as required by the Agreements. On July 23, 1999, THP and PHP filed complaints in the United States District Court for the Eastern District of Tennessee alleging that the Company did not have the right to cease providing services under the Agreements. The complaints also alleged that THP and PHP disputed the outstanding amounts invoiced by the Company under the Agreements and demanded that such disputes be arbitrated as required under the Agreements. Additionally, THP and PHP applied for a temporary restraining order as well as a preliminary and permanent injunction to prevent the Company from ceasing to provide PBM services until the conclusion of such arbitration proceedings.

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather a than capitated) arrangement effective October 1, 1999 through December 31, 1999; (iii) the parties would negotiate diligently and in good faith towards the execution by October 1, 1999 of a new two-year arrangement for the period January 1, 2000 through December 31, 2001 (collectively, "New Agreements"); (iv) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below; and (v) in the event that the parties successfully negotiate the New Agreements by October 1, 1999, the parties would share equally all disputed amounts; in the event that the parties cannot successfully negotiate New Agreements by October 1, 1999, the parties would submit all disputed amounts and issues to arbitration in accordance with the arbitration provisions of the Agreements. While the parties have agreed to negotiate the terms of a new two-year arrangement, no assurance can be given that the Company will be able to successfully renegotiate contracts with either or both of THP and PHP. The Company does not believe that its inability to renegotiate successfully contracts with either or both of THP and PHP would have a material adverse effect on its results of operations or financial condition.


                                     * * * *

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"), as well as the unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999 filed with the Commission (this "Report").

    This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the effect of year 2000 problems on the Company's operations, the effect of legal proceedings or investigations on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources, and the existence of complex laws and regulations relating to the Company's business. This Report along with the Company's Form 10-K contain information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

Overview

     The Company is an independent pharmacy benefit management ("PBM") and prescription mail service organization that partners with managed care organizations and healthcare providers to endeavor to control prescription drug costs. A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCO's") participating in the State of Tennessee's TennCare program and behavioral health organizations ("BHO's") participating in the State of Tennessee's TennCare Partners program. At June 30, 1999, the Company provided PBM services to 157 health plan sponsors with an aggregate of approximately 2.0 million plan members, of which TennCare represented 7 health plans with approximately 1.2 million plan members. The TennCare contracts accounted for 51.1% of the Company's revenues for the six months ended June 30, 1999 and 74.2% of the Company's revenues for the six months ended June 30, 1998. With the addition of another TennCare MCO as of May 1, 1999, the Company anticipates that approximately 48% of its revenues for fiscal 1999 will be derived from providing PBM services to the TennCare MCO's.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     For the three months ended June 30, 1999, the Company recorded revenue of $88.9 million compared with revenue of $109.9 million for the three months ended June 30, 1998, a decrease of $21.0 million. Contracts with TennCare sponsors accounted for decreased revenues of $31.6 million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under a contract (the "RxCare Contract") with RxCare of Tennessee, Inc. ("RxCare"), which expired on December 31, 1998, and did not begin providing services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. See "Other Matters" below for a more detailed discussion of the Company's past relationship with RxCare and the expiration of the RxCare Contract. The loss of these contracts represents $29.1 million and $5.7 million, respectively, of the decrease in revenue, partially offset by increases in other contracts with TennCare sponsors of approximately $3.2 million. Commercial revenue increased $6.1 million, offset by a decrease of $9.8 million due to the loss of a contract with a Nevada-based managed care organization, representing a net decrease of $3.7 million in commercial revenue. This overall decrease in revenues was partially offset by an increase in revenues of $14.3 million as a result of the Company's acquisition in August 1998 of the operations of Continental Managed Pharmacy Services Inc. ("Continental").

    For the three months ended June 30, 1999, approximately 31% of the Company's revenues were generated from capitated contracts compared to 35% for the three months ended June 30, 1998, a decrease of 4%. This decrease resulted from the Company not providing PBM services until May 1, 1999 to a major TennCare MCO previously managed on a capitated basis throughout 1998 under the RxCare Contract, as well as the addition of new fee-for-service PBM business together with the Company's acquisition of Continental.

     Cost of revenue for the three months ended June 30, 1999 decreased to $81.1 million from $103.7 million for the three months ended June 30, 1998, a decrease of $22.6 million. Contracts with TennCare sponsors accounted for $26.9 million of such decrease as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $27.1 million and $5.0 million, respectively, of the decrease, partially offset by increases in other contracts with TennCare sponsors of approximately $5.2 million. Cost of revenue increases of $3.2 million from commercial business were offset by a decrease in cost of revenue of $10.4 million due to the loss of a contract with a Nevada-based managed care organization, representing a net decrease of $7.2 million. Such decreases in cost of revenue were partially offset by increases in cost of revenue of $11.5 million resulting from the Company's acquisition of Continental. As a percentage of revenue, cost of revenue decreased to 91.2% for the three months ended June 30, 1999 from 94.3% for the three months ended June 30, 1998, a decrease of 3.1%. This decrease resulted primarily due to the contribution of Continental's mail service drug distribution business which has experienced better profit margins than historically experienced by the Company's PBM business.

     Selling, general and administrative expenses were $7.1 million for the three months ended June 30, 1999 compared to $4.8 million for the three months ended June 30, 1998, an increase of $2.3 million. The acquisition of Continental accounted for the entire $2.3 million of the increase. As a percentage of revenue, selling, general and administrative expenses increased to 8.0% for the three months ended June 30, 1999 from 4.4% for the three months ended June 30, 1998, an increase of 3.6%, primarily attributable to revenue decreases experienced from the loss of certain contracts with TennCare sponsors as discussed above.

     For the three months ended June 30, 1999, the Company recorded amortization of goodwill and other intangibles of $0.2 million compared with no amortization expense for the three months ended June 30, 1998, an increase of $0.2 million. This amortization expense relates soley to the Company's acquisition of
Continental. The Continental acquisition resulted in the recording of approximately $18.6 million of goodwill and $1.2 million of other intangible assets, which will be amortized over their estimated useful lives (25 years for goodwill and six years and four years for other intangible assets).

For the three months ended June 30, 1999, the Company recorded interest income, net of interest expense, of $.2 million compared to interest income of $.5 million for the three months ended June 30, 1998, a decrease of $.3 million. This decrease in interest income resulted from a reduced level of investment opportunities due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the three months ended June 30, 1999, the Company recorded net income of $.7 million, or $.04 per diluted share as compared to net income of $1.9 million, or $.12 per diluted share, for the three months ended June 30, 1998.


Six months ended June 30, 1999 compared to six months ended June 30, 1998

     For the six months ended June 30, 1999, the Company recorded revenue of $163.8 million compared with revenue of $207.8 million for the six months ended June 30, 1998, a decrease of $44.0 million. Contracts with TennCare sponsors accounted for decreased revenues of $70.5 million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $52.7 million and $23.3 million, respectively, of the decrease in revenue, partially offset by increases in other contracts with TennCare sponsors of approximately $5.5 million. Commercial revenue increased $15.0 million, offset by a decrease of $18.3 million due to the loss of a contract with a Nevada- based managed care organization, representing a net decrease of $3.3 million in commercial revenue. The overall decrease in revenues was partially offset by an increase in revenues of $29.8 million as a result of the Company's acquisition of Continental.

     For the six months ended June 30, 1999, approximately 38% of the Company's revenues were generated from capitated contracts compared to 37% for the six months ended June 30, 1998, an increase of 1%. This increase resulted from changes in arrangements with the TennCare MCO's in 1999 as compared to 1998. As of January 1, 1999, the Company began providing capitated PBM services to two major MCO's previously managed on a fee-for-service basis throughout 1998 under the RxCare Contract. In addition, the Company did not begin providing capitated PBM services to another MCO until May 1, 1999, which MCO was previously managed on a capitated basis throughout 1998 under the RxCare Contract. The Company also acquired other non-risk PBM business through the Company's acquisition of Continental.

     Cost of revenue for the six months ended June 30, 1999 decreased to $147.8 million from $196.0 million for the six months ended June 30, 1998, a decrease of $48.2 million. Contracts with TennCare sponsors accounted for $63.3 million of such decrease as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $49.3 million and $21.2 million, respectively, of the decrease, partially offset by increases in other contracts with TennCare sponsors of approximately $7.2 million. Cost of revenue increases of $12.9 million from commercial business were offset by a decrease in cost of revenue of $21.8 million due to the loss of a contract with a Nevada-based managed care organization, representing a net decrease of $8.9 million. Such decreases in cost of revenue were partially offset by increases of $24.0 million as a result of the Company's acquisition of Continental. As a percentage of revenue, cost of revenue decreased to 90.2% for the six months ended June 30, 1999 from 94.3% for the six months ended June 30, 1998, a decrease of 4.1%. This decrease resulted primarily due to the contribution of Continental's mail service drug distribution business which has experienced better profit margins than historically experienced by the Company's PBM business.

     Selling, general and administrative expenses were $14.6 million for the six months ended June 30, 1999 compared to $9.3 million for the six months ended June 30, 1998, an increase of $5.3 million. The acquisition of Continental accounted for $4.7 million of the increase. The remaining $.6 million increase in expenses reflects expenditures incurred in connection with the Company's continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in information systems to support new and existing customers. As a percentage of revenue, selling, general and administrative expenses increased to 8.9% for the six months ended June 30, 1999 from 4.5% for the six months ended June 30, 1998, an increase of 4.4%, primarily attributable to revenue decreases experienced from the loss of certain contracts with TennCare sponsors as discussed above.

     For the six months ended June 30, 1999, the Company recorded amortization of goodwill and other intangibles of $0.4 million compared with no amortization expense for the six months ended June 30, 1998, an increase of $0.4 million. This amortization expense relates solely to the Company's acquisition of
Continental. The Continental acquisition resulted in the recording of approximately $18.6 million of goodwill and $1.2 million of other intangible assets, which will be amortized over their estimated useful lives (25 years for goodwill and six years and four years for other intangible assets).

     For the six months ended June 30, 1999, the Company recorded interest income, net of interest expense, of $0.4 million compared to interest income of $1.0 million for the six months ended June 30, 1998, a decrease of $0.6 million. This decrease in interest income resulted from a reduced level of invested capital due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the six months ended June 30, 1999, the Company recorded net income of $1.3 million, or $.07 per diluted share compared to net income of $3.5 million, or $.23 per diluted share, for the six months ended June 30, 1998.

Liquidity and Capital Resources

    The Company utilizes both funds generated from operations, if any, and funds raised in its initial public offering (the "Offering") for capital expenditures and working capital needs. For the six months ended June 30, 1999, net cash provided from operating activities totaled $4.5 million, due mainly to a decrease in accounts receivable of $3.9 million resulting primarily from improved collections of accounts receivable and a proportionate decrease in PBM business.

     Investing activities generated $3.3 million primarily from proceeds of maturities of investment securities of $7.3 million. This cash provided was partially offset by purchases of $1.6 million of equipment and a loan to an officer of $1.7 million. The equipment purchases are primarily to upgrade and enhance information systems necessary to strengthen and support the Company's ability to manage its customer's PBM programs and to be competitive in the PBM industry. The loan to an officer enabled the Chairman to pay Federal and state tax liabilities associated with the exercise of stock options. Financing activities used $6.0 million of cash primarily to decrease the Company's revolving debt by $5.3 million.

     At June 30, 1999, the Company had working capital of $13.0 million compared to $19.8 million at December 31, 1998, a decrease of $6.8 million. Cash and cash equivalents increased to $6.3 million at June 30, 1999 compared with $4.5 million at December 31, 1998, an increase of $1.8 million. The Company had investment securities held to maturity of $5.4 million at June 30, 1999 compared with $11.7 million at December 31, 1998, a decrease of $6.3 million. The decrease in investment securities was due to the Company's increased working capital requirements. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc., the Company's investments are primarily corporate debt securities rated AA or higher and government securities.

     On March 31, 1999, the State of Tennessee and Xantus Healthplan of Tennessee, Inc. ("Xantus") entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. The Commissioner of the Tennessee Department of Commerce and Insurance, as receiver of Xantus, is currently preparing a report to determine whether a plan of rehabilitation or liquidation is advisable, based on, among other things, the ability of Xantus to pay its post-petition obligations to providers, plan members and other creditors. At this time, the Company is unable to predict whether the receiver will recommend rehabilitation or liquidation or the effects of these actions or the implementation of either plan on the Company's ability to collect monies owed to it by Xantus. As of July 1, 1999, Xantus owed the Company $10.8 million for PBM services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4.6 million of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999, although the Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

     In April 1999, the Company loaned to the Chairman and Chief Executive Officer of the Company $1.7 million, evidenced by a promissory note secured by a pledge of 1.5 million shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the Prime Rate (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which the Chairman could pay the Federal and state tax liability associated with the exercise of stock options representing 1.5 million shares of the Company's Common Stock in January 1998.

     As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP") were not achieving profitability projections. Accordingly, in the first quarter of 1999, in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999.

     On June 25, 1999, the Company notified both THP and PHP that it would cease providing PBM services to them and their members if past due amounts of approximately $500,000 and $540,000 were not paid within 30 days as required by the Agreements. On July 23, 1999, THP and PHP filed complaints in the United States District Court for the Eastern District of Tennessee alleging that the Company did not have the right to cease providing services under the Agreements. The complaints also alleged that THP and PHP disputed the outstanding amounts invoiced by the Company under the Agreements and demanded that such disputes be arbitrated as required under the Agreements. Additionally, THP and PHP applied for a temporary restraining order as well as a preliminary and permanent injunction to prevent the Company from ceasing to provide PBM services until the conclusion of such arbitration proceedings.

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather a than capitated) arrangement effective October 1, 1999 through December 31, 1999; (iii) the parties would negotiate diligently and in good faith towards the execution by October 1, 1999 of a new two-year arrangement for the period January 1, 2000 through December 31, 2001 (collectively, "New Agreements"); (iv) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below; and (v) in the event that the parties successfully negotiate the New Agreements by October 1, 1999, the parties would share equally all disputed amounts; in the event that the parties cannot successfully negotiate New Agreements by October 1, 1999, the parties would submit all disputed amounts and issues to arbitration in accordance with the arbitration provisions of the Agreements. While the parties have agreed to negotiate the terms of a new two-year arrangement, no assurance can be given that the Company will be able to renegotiate successfully contracts with either or both of THP and PHP. The Company does not believe that its inability to renegotiate successfully contracts with either or both of THP and PHP would have a material adverse effect on its results of operations or financial condition.

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

    As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company expects to spend approximately $1.7 million on capital expenditures during fiscal 1999 ($0.7 million of which was expended through the second quarter of 1999) primarily for expansion and continued upgrading of information systems. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next twelve months.

    The Company may also pursue joint venture arrangements, business acquisitions and other strategic transactions and arrangements designed to expand its business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

    From January 1994 through December 31, 1998, the Company provided a broad range of PBM services with respect to RxCare's TennCare, TennCare Partners and commercial PBM business under the RxCare Contract. Under the terms of the RxCare Contract, the Company performed essentially all of RxCare's obligations under its PBM contracts with plan sponsors, including designing and marketing PBM programs and services. Under the RxCare Contract, the Company paid certain amounts to RxCare and shared with RxCare the profit, if any, derived from services performed under RxCare's contracts with the plan sponsors.

    The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of the Company's relationship with RxCare, among other things, allowed the Company to market directly its services to Tennessee customers, including those MCO's and commercial customers then serviced by the Company through the RxCare Contract, prior to its expiration. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a more detailed discussion of the Company's past relationship with RxCare and the expiration of the RxCare Contract.

     The Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts or other risk-based arrangements. Risk-based business represented approximately 38% of the Company's revenues while non-risk business (including the provision of mail order services) represented approximately 62% of the Company's revenues for the six months ended June 30, 1999. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts. The Company presently anticipates that approximately 31% of its revenues in fiscal 1999 will be derived from risk-based arrangements.

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

Year 2000 disclosure

     The so-called "year 2000 problem," which is common to many companies, concerns the inability of information systems, primarily computer hardware and software programs, to recognize properly and process date sensitive information following December 31, 1999. The Company committed substantial resources (approximately $2.6 million) during 1997 and 1998 and anticipates spending an additional $1.7 million during 1999 to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness, estimate expected costs and identify and quantify risks associated with any potential year 2000 issues.

State of Readiness:
------------------

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

     The Company (excluding for purposes of this year 2000 discussion only, Continental) has completed Step I. The Company will continue to obtain letters from new hardware and software vendors. The Company has completed the implementation of Step II. All server/host operating systems have been upgraded to manufacturer specifications to be year 2000 compliant. The Company will continue to monitor software manufacturer patch releases for additional enhancements.

     With respect to Step III above, the Company has engaged in discussions with the third party vendors that transmit data from member pharmacies and based upon such discussions it believes that such third party vendors' systems will be able to properly recognize and process dates after December 31, 1999. The Company continues surveying member pharmacies in its network as to their ability to transmit data correctly to such third party vendors. Questionnaires have been distributed to all member pharmacies. Follow-up letters recently have been sent to all pharmacies that have not responded. With respect to the pharmacies which have responded, based upon such responses, the Company does not anticipate that any additional steps will be required to allow such pharmacies to process claims transactions through the third party vendors after December 31, 1999. For the remaining pharmacies, once this survey is complete, the Company will evaluate any additional steps required to allow member pharmacies to transmit data after December 31, 1999 and will disclose such additional steps, if any, and their related costs in future periodic reports.

     With respect to Step IV above, the Company successfully completed a year 2000 compliance test of the claims adjudication and processing systems during our regularly scheduled disaster recovery drill, which took place on June 28, 1999. As a result of this compliance test, the Company believes its claims adjudication and processing system will be able to properly accept and transmit data after December 31, 1999 with no significant disruption. The Company's internal accounting and other administrative systems generally have been internally developed during the last few years or are presently being developed. Accordingly, in light of the fact that such systems were developed with a view to year 2000 compliance, the Company fully expects that these systems will be able to properly recognize and process dates after December 31, 1999.

    Continental's computer systems related to the delivery of pharmaceutical products through mail order were upgraded in the fourth quarter of 1998 to become year 2000 compliant. Continental's internal accounting systems were upgraded during the second quarter of 1999, and are now year 2000 compliant. All remaining systems at Continental are on schedule to be compliant by the end of the third quarter of 1999.

Costs:
-----

     As noted above, the Company spent approximately $2.6 million during 1997 and 1998 to improve its information systems. In addition, the Company anticipates that it will spend approximately $1.7 million (of which $0.7 million was expended in the first six months of 1999) during 1999 to further improve its information systems. These improvements were not, and are not intended to specifically address the year 2000 issue, but rather to address other business needs and issues. Nonetheless, the IS project has provided the Company with a platform from which to address any year 2000 issues. Management does not believe that the amount of funds expended in connection with the IS project would have differed materially in the absence of the year 2000 problem. The Company's cash on hand as a result of the Offering has provided all of the funds expended to date on the IS project and is expected to provide substantially all of the funds expected to be spent during 1999 on the IS project.

Risks:
-----

     On July 29, 1998, the Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 problem. In this Release the Commission required that registrants include in its year 2000 disclosure a description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 will be addressed in a timely manner so that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, if the Company's further assessment of Continental uncovers significant problems (which is not presently expected to occur) or if further compliance testing is delayed or necessary remediation efforts are not accomplished in accordance with the Company's plans described above, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's claims would need to be processed manually for some limited period of time, because member pharmacies would not be able to transmit data electronically. At this point in time, the Company cannot reasonably estimate the number of pharmacies or the level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. The Company expects to be better able to quantify the number of pharmacies and level of claims involved as well as the related costs following its completion of the survey of member pharmacies in the third quarter of 1999 and presently intends to disclose such estimates in future periodic reports. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 problem. However, the Company does not believe that it will incur any material expenses or suffer any material loss of revenues in connection with such minimal disruptions.

Contingency Plans:
-----------------

     As discussed above, in the event of the occurrence of the "most reasonably likely worst case scenario" the Company would hire an appropriate level of temporary staff to manually process the pharmacy claims submitted on paper. As discussed above, at this time the Company cannot reasonably estimate the number of pharmacies or level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. While some level of manual processing is common in the industry and while manual processing increases the time it takes the Company to pay the member pharmacies and invoice the related payers, the Company does not foresee any material lost revenues or other material expenses in connection with this scenario. However, an extended delay in processing claims, making payments to pharmacies and billing the Company's customers could materially adversely impact the Company's liquidity.

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

Forward Looking Statements:
--------------------------

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

                                    1999          2000           2001        2002      2003    Thereafter
                                    ----          ----           ----        ----      ----    ----------

Short-term investments
  Fixed rate investments           5,350            --             --           -         -            --
  Weighted average rate            6.68%            --             --           -         -            --

Long-term investments:
  Fixed rate investments              --            --             --           -         -            --
  Weighted average rate               --            --             --           -         -            --

Long-term debt:
  Variable rate instruments           91           312            682           -         -            --
  Weighted average rate            9.00%         9.00%          7.83%           -         -            --




    In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate at June 30, 1999 for that instrument multiplied by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

   At June 30, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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


                                     * * * *

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     On March 31, 1999, the State of Tennessee and Xantus entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. The Commissioner of the Tennessee Department of Commerce and Insurance, as receiver of Xantus, is currently preparing a report to determine whether a plan of rehabilitation or liquidation is advisable, based on, among other things, the ability of Xantus to pay its post-petition obligations to providers, plan members and other creditors. At this time, the Company is unable to predict whether the receiver will recommend rehabilitation or liquidation or the effects of these actions or the implementation of either plan on the Company's ability to collect monies owed to it by Xantus. As of July 1, 1999, Xantus owed the Company $10.8 million for PBM services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4.6 million of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with these pharmacy providers. State of Tennessee officials have publicly indicated that the State will ensure that all TennCare providers negatively impacted by the appointment of the receiver for Xantus will eventually receive from Xantus or the State at least 50% of all outstanding amounts owed by Xantus to such providers as of April 1, 1999, although the Company can give no assurance that Xantus or the State will eventually pay any or all of these amounts. The failure of the Company to collect from Xantus or the State all or a substantial portion of the monies owed to it by Xantus would have a material adverse effect on the Company's financial condition and results of operations.

     As part of the Company's normal review process, the Company determined that its Agreements with THP and PHP were not achieving profitability projections. Accordingly, in the first quarter of 1999, in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999.

     On June 25, 199, the Company notified both THP and PHP that it would cease providing PBM services to them and their members if past due amounts of approximately $500,000 and $540,000 were not paid within 30 days as required by the Agreements with those organizations. On July 23, 1999, THP and PHP filed complaints in the United States District Court for the Eastern District of Tennessee alleging that the Company did not have the right to cease providing services under the Agreements. The complaints also alleged that THP and PHP disputed the outstanding amounts invoiced by the Company under the Agreements and demanded that such disputes be arbitrated as required under the Agreements. Additionally, THP and PHP applied for a temporary restraining order as well as a preliminary and permanent injunction to prevent the Company from ceasing to provide PBM services until the conclusion of such arbitration proceedings.

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather a than capitated) arrangement effective October 1, 1999 through December 31, 1999; (iii) the parties would negotiate diligently and in good faith towards the execution by October 1, 1999 of a new two-year arrangement for the period January 1, 2000 through December 31, 2001 (collectively, "New Agreements"); (iv) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below; and (v) in the event that the parties successfully negotiate the New Agreements by October 1, 1999, the parties would share equally all disputed amounts; in the event that the parties cannot successfully negotiate New Agreements by October 1, 1999, the parties would submit all disputed amounts and issues to arbitration in accordance with the arbitration provisions of the Agreements. While the parties have agreed to negotiate the terms of a new two-year arrangement, no assurance can be given that the Company will be able to renegotiate successfully contracts with either or both of THP and PHP. The

Company does not believe that its inability to renegotiate successfully contracts with either or both of THP and PHP would have a material adverse effect on its results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

     From August 14, 1996 through March 31, 1999, the $46,788,000 net proceeds from the initial public offering (the "Offering"), pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

         Construction of plant, building and facilities..............$         -
         Purchase and installation of machinery and equipment........$ 5,860,000
         Purchases of real estate....................................$         -
         Acquisition of other business...............................$ 2,341,000
         Repayment of indebtedness...................................$         -
         Working capital.............................................$26,898,000
         Temporary investments:
              Marketable securities..................................$ 5,373,000
              Overnight cash deposits................................$ 6,316,000

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the second quarter of fiscal 1999.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit Number                     Description
         --------------                     -----------

              27                            Financial Data Schedule


(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the second quarter of fiscal 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MIM CORPORATION




Date: August 13, 1999                                /s/ Edward J. Sitar
                                            ------------------------------------
                                                   Edward J. Sitar
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

                                  Exhibit Index
         (Exhibits being filed with this Quarterly Report on Form 10-Q)


27       Financial Data Schedule