Form 10-Q
period 1999-09-30
MIM CORP
filed 1999-11-15
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   SEPTEMBER 30, 1999
                                 -----------------------------------------------
                                       OR
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

Yes  [X]   No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 4, 1999, there were outstanding 18,729,198 shares of the Company's common stock, $.0001 par value per share ("Common Stock").


PART I              FINANCIAL INFORMATION
      Item 1        Financial Statements

                    Consolidated Balance Sheets at
                         September 30, 1999 (unaudited) and December 31, 1998                       3

                    Unaudited Consolidated Statements of Operations for the
                         three months and nine months ended September 30, 1999 and 1998             4

                    Unaudited Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 1999 and 1998                              5

                    Notes to the Consolidated Financial Statements                                 6-8


      Item 2        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                      8-17

      Item 3        Quantitative and Qualitative Disclosures about Market Risk                      17

PART II             OTHER INFORMATION

      Item 1        Legal Proceedings                                                             18-19

      Item 2        Changes in Securities and Use of Proceeds                                     19-20

      Item 4        Submission of Matters to a Vote of Security Holders                           20-21

      Item 5        Other Information                                                               21

      Item 6        Exhibits and Reports on Form 8-K                                                21

      SIGNATURES                                                                                    22

      Exhibit Index                                                                                 23

                                     PART 1
                              FINANCIAL INFORMATION
Item 1. Financial Statements

                                              MIM CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share amounts)

                                                                                    September 30,          December 31,
                                                                                        1999                   1998
                                                                                  ------------------    -------------------
                                                                                     (Unaudited)
ASSETS
Current assets
      Cash and cash equivalents                                                            $ 15,307                $ 4,495
      Investment securities                                                                   5,057                 11,694
      Receivables, less allowance for doubtful accounts of $1,984 and $2,239
           at September 30, 1999 and December 31, 1998, respectively                         72,797                 64,747
      Inventory                                                                                 956                  1,187
      Prepaid expenses and other current assets                                                 716                    857
                                                                                  ------------------    -------------------
             Total current assets                                                            94,833                 82,980

Other investments                                                                             2,317                  2,311
Property and equipment, net                                                                   6,180                  4,823
Due from affiliate and officer, less allowance for doubtful accounts of $403
           at September 30, 1999 and December 31, 1998, respectively                          1,606                     34
Other assets, net                                                                               159                    293
Deferred income taxes                                                                             -                    270
Intangible assets, net                                                                       20,218                 19,395
                                                                                  ------------------    -------------------
             Total assets                                                                 $ 125,313              $ 110,106
                                                                                  ==================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                                            $ 504                  $ 277
      Current portion of long-term debt                                                         337                    208
      Accounts payable                                                                        5,088                  6,926
      Claims payable                                                                         46,593                 32,855
      Payables to plan sponsors and others                                                   21,168                 16,490
      Accrued expenses                                                                        6,851                  6,401
                                                                                  ------------------    -------------------
             Total current liabilities                                                       80,541                 63,157

Capital lease obligations, net of current portion                                               856                    598
Long-term  debt, net of current portion                                                       1,997                  6,185

Commitments and contingencies
Minority interest                                                                             1,112                  1,112

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                                        -                      -
      Common stock, $.0001 par value; 40,000,000 shares authorized,
            18,729,198 and 18,090,748 shares issued and outstanding
           at September 30, 1999 and December 31, 1998, respectively                              2                      2
      Treasury stock at cost                                                                   (338)                     -
                                                                                             91,614                 91,603
      Accumulated deficit                                                                   (48,922)               (50,790)
      Stockholder notes receivable                                                           (1,550)                (1,761)
                                                                                  ------------------    -------------------
             Total stockholders' equity                                                      40,807                 39,054
                                                                                  ------------------    -------------------

             Total liabilities and stockholders' equity                                   $ 125,313              $ 110,106
                                                                                  ==================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                      MIM CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                                  Three months ended       Nine months ended
                                                     September 30,           September 30,
                                                  ------------------------------------------
                                                    1999         1998       1999       1998
                                                  ------------------       -----------------
                                                      (Unaudited)             (Unaudited)
Revenue                                          $ 101,388   $ 115,737   $ 265,197   $ 323,578

Cost of revenue                                     93,711     107,839     241,522     303,883
                                                 ---------   ---------   ---------   ---------
         Gross profit                                7,677       7,898      23,675      19,695

Selling, general and administrative expenses         7,090       6,053      21,641      15,314
Amortization of goodwill and other intangibles         312          18         805          18
                                                 ---------   ---------   ---------   ---------

         Income from operations                        275       1,827       1,229       4,363


Interest income, net                                   254         428         638       1,418

Other                                                    -           -           -           -
                                                 ---------   ---------   ---------   ---------

         Income before minority interest               529       2,255       1,867       5,781

Minority interest                                        -           -           -          (1)
                                                 ---------   ---------   ---------   ---------
Net income                                       $     529   $   2,255   $   1,867   $   5,780
                                                 =========   =========   =========   =========

Basic income per common share                    $    0.03   $    0.15   $    0.10   $    0.41
                                                 =========   =========   =========   =========

Diluted income per common share                  $    0.03   $    0.14   $    0.10   $    0.37
                                                 =========   =========   =========   =========


Weighted average common shares used
        in computing basic income per share         18,729      15,485      18,636      14,142
                                                 =========   =========   =========   =========
Weighted average common shares used
         in computing diluted income per share      18,861      16,659      18,902      15,753
                                                 =========   =========   =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                       September 30,
                                                                                    ---------------------
                                                                                       1999        1998
                                                                                    ---------    --------
Cash flows from operating activities:                                                     (Unaudited)
           Net income                                                               $  1,867    $  5,780

                 Adjustments to reconcile net income to net cash provided
                      by (used in) operating activities:
                      Minority Interest                                                                1
                      Depreciation, amortization and other                             1,735       1,236
                      Stock option charges                                                 6          22
                      Provision for losses on receivables and due from affiliates        (55)       (139)

           Changes in assets and liabilities:
                 Receivables                                                          (7,995)    (14,556)
                 Inventory                                                               231         (83)
                 Prepaid expenses and other current assets                               141         157
                 Accounts payable                                                     (1,838)     (1,644)
                 Deferred revenue                                                          -      (2,799)
                 Claims payable                                                       13,738       5,027
                 Payables to plan sponsors and others                                  4,677       7,024
                 Accrued expenses                                                        450      (1,351)
                                                                                    --------    ---------
                      Net cash provided by (used in) operating activities             12,957      (1,325)
                                                                                    --------    ---------
Cash flows from investing activities:
                 Purchase of property and equipment                                   (1,843)     (1,568)
                 Loans to affiliate and officer, net                                  (2,064)          -
                 Stockholder loans, net                                                  211         (34)
                 Purchase of investment securities                                         -     (25,872)
                 Maturities of investment securities                                   6,637      28,373
                 Decrease (increase) in other assets                                     131          28
                 Cost incurred in purchase of subsidiary,net of cash acquired           (379)       (594)
                                                                                    --------    ---------
                      Net cash provided by  investing activities                       2,693        333
                                                                                    --------    ---------
Cash flows from financing activities:

                 Principal payments on capital lease obligations                        (447)       (167)
                 (Decrease) increase in debt                                          (4,058)      1,708
                 Stock Option charges                                                      5           4
                 Purchase of treasury stock                                             (338)          -
                                                                                    ---------   ---------
                      Net cash used in financing activities                           (4,838)      1,545
                                                                                    ---------   ---------
Net increase in cash and cash equivalents                                             10,812         553


Cash and cash equivalents--beginning of period                                      $  4,495    $  9,593
                                                                                    ---------   ---------

Cash and cash equivalents--end of period                                            $ 15,307    $ 10,146
                                                                                    =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                 Interest                                                           $    135    $     37
                                                                                    =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:

           Equipment acquired under capital lease obligations                       $    933    $      -
                                                                                    =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1999.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                         THREE MONTHS          NINE MONTHS
                                      ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,

                                       1999      1998      1999       1998
                                      -------   -------   -------   -------
NUMERATOR:
  Net income                          $   529   $ 2,255   $ 1,867   $ 5,781
                                      =======   =======   =======   =======

DENOMINATOR:
  Weighted average number of
    common shares outstanding          18,729    15,485    18,636    14,142
                                      -------   -------   -------   -------
BASIC EARNINGS PER SHARE              $   .03   $   .15   $   .10   $   .41
                                      =======   =======   =======   =======


DENOMINATOR:
  Weighted average number of
    common shares outstanding          18,729    15,485    18,636    14,142

  Common share equivalents
    of outstanding stock options          132     1,174       266     1,611
                                      -------   -------   -------   -------

Total shares outstanding               18,861    16,659    18,902    15,753
                                      -------   -------   -------   -------


DILUTED EARNINGS PER  SHARE           $   .03   $   .14   $   .10   $   .37
                                      =======   =======   =======   =======




NOTE 3 - ACQUISITION

     On August 24, 1998, the Company completed its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries (collectively, "Continental"), a company which provides pharmacy benefit management services and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $2,681, approximated $21,081. The fair value of assets acquired approximated $11,100 and liabilities assumed approximated $11,800, resulting in approximately $19,881 of goodwill and $1,200 of other intangible assets which will be amortized over their estimated useful lives (25 years for goodwill and six and four years, respectively, for other intangibles). The consolidated financial statements of the Company for the three and nine month periods ended September 30, 1999 include the results of Continental.

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

                                                NINE MONTHS ENDED SEPTEMBER 30,

                                                    1999                1998
                                                    ----                ----

Revenue                                         $     265,197        $   364,225
                                                =============        ===========

Net income                                      $       1,867       $      5,099
                                                =============        ===========

Basic earnings per share                        $         .10        $       .36
                                                =============        ===========

Diluted earnings per share                      $         .10        $       .36
                                                =============        ===========

The amounts above include $39,349 of revenue from the operations of Continental for the nine months ended September 30, 1999 and $47,685 for the nine months ended September 30, 1998.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplan of Tennessee, Inc. ("Xantus"), a TennCare customer, entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999 the Commissioner of the Tennessee Department of Commerce and Insurance, (the "Commissioner") as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, if approved by the Chancery Court (the "Court"), of the State of Tennessee, would allow Xantus to remain operating as a TennCare managed care organization, providing full health care related services to its enrollers. Under the Plan, the State has, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the receivers have also proposed that Xantus would contribute a portion of its pre-petition available cash flow towards repayment of pre-petition provider claims, making $34,800 million in total available to repay provider's pre-petition claims. The receivers have proposed, among other things, that (i) all providers other than MIM receive the pro-rata portion that each provider's pre-petition claim bears to the pre-petition claims of all providers; and (ii) MIM receive (A) its pro-rata portion of its actual out of pocket expenditures, that is $6.8 million, rather than its total claim against Xantus of $10.8 million, and (B) its pro-rata portion of unpaid pharmacy claims which it would be required in turn to pay over to pharmacies on account of unpaid pharmacy claims. The Company has filed, among other motions, a Motion to Modify the Plan on the grounds that, among other things, it unfairly and inequitably treats MIM differently than all other providers and asking the Court to modify the Plan to treat MIM similarly. The hearing to approve the Plan is scheduled for November 12, 1999, at which time the Company shall be heard on its objections. As of October 1, 1999, Xantus owed the Company $10,866 for pharmacy benefit management ("PBM") services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4,000 of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with them. On November 12, 1999, the Court ruled in favor of the Company's Motion, thereby requiring the receivers to treat the Company the same as all other providers. As such, the Plan will require Xantus to pay the Company over $4,000, $2,000 of which is expected to be received by the end of November 1999 and the remainder of which is expected to be received by year end. The failure of the Company to collect from Xantus or other third parties against whom the Company may have claims all or a substantial portion of the unrecovered monies paid out to pharmacies could have a material adverse effect on the Company's results of operations.

NOTE 5 - LOAN TO OFFICER

     In April 1999, the Company loaned to its Chairman and Chief Executive Officer $1,700, evidenced by a promissory note secured by a pledge of 1,500 shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which such executive officer could pay the Federal and state tax liability associated with the exercise of stock options representing 1,500 shares of the Company's Common Stock in January 1998.

NOTE 6 - CONTRACTS

     As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP") were not achieving profitability projections. As a result thereof, in the first quarter of 1999, and in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999.

     On June 25, 1999, the Company notified both THP and PHP that it would cease providing PBM services to them and their members if past due amounts of approximately $500 and $540 were not paid within 30 days as required by the Agreements. On July 23, 1999, THP and PHP filed complaints in the United States District Court for the Eastern District of Tennessee alleging that the Company did not have the right to cease providing PBM services under the Agreements. The complaints also alleged that THP and PHP disputed the outstanding amounts invoiced by the Company under the Agreements and demanded that such disputes be arbitrated as required under the Agreements. Additionally, THP and PHP applied for a temporary restraining order as well as a preliminary and permanent injunction to prevent the Company from ceasing to provide PBM services until the conclusion of such arbitration proceedings.

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed, among other things, that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather than on capitated) arrangement effective October 1, 1999 through December 31, 1999; and (iii) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below. The Company and THP and PHP will terminate their relationship on December 31, 1999. MIM has demanded arbitration with respect to certain unpaid amounts withheld by THP during 1998 and the Company intends to commence arbitration on disputed amounts under the Agreements shortly. The Company does not believe that its inability to enter into the New Agreements with either or both of THP and PHP will have a material adverse effect on the Company's results of operations or financial condition.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"), as well as the unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 filed with the Commission (this "Report").

    This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the effect of year 2000 problems on the Company's operations, the likely outcome of, and the effect of legal proceedings or investigations on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources, and the existence of complex laws and regulations relating to the Company's business. This Report along with the Company's Form 10-K contain information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

OVERVIEW

    The Company is an independent pharmacy benefit management ("PBM") and prescription mail service organization that partners with managed care organizations and healthcare providers to endeavor to control prescription drug costs. A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCO's") participating in the State of Tennessee's TennCare program and behavioral health organizations ("BHO's") participating in the State of Tennessee's TennCare Partners program. At September 30, 1999, the Company provided PBM services to 120 health plan sponsors with an aggregate of approximately 3.1 million plan members, of which TennCare represented 7 health plans with approximately 1.2 million plan members. The TennCare contracts accounted for 52.9% of the Company's revenues for the nine months ended September 30, 1999 and 73.4% of the Company's revenues for the nine months ended September 30, 1998.

RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     For the three months ended September 30, 1999, the Company recorded revenue of $101.4 million compared with revenue of $115.7 million for the three months ended September 30, 1998, a decrease of $14.3 million. Contracts with TennCare sponsors accounted for decreased revenues of $26.7 million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under a contract (the "RxCare Contract") with RxCare of Tennessee, Inc ("RxCare"), which expired on December 31, 1998. See "Other Matters" below for a more detailed discussion of the Company's past relationship with RxCare and the expiration of the RxCare Contract. The loss of these contracts represents $18.8 and $12.5 million respectively of the decrease in revenue, partially offset by increases in other contracts with TennCare sponsors of approximately $4.6 million. Commercial revenue increased $12.7 million, offset by a decrease of $3.4 million due to the loss of a contract with a Nevada-based managed care organization, representing a net increase of $9.3 million in commercial revenue. This overall decrease in revenues was partially offset by an increase in revenues of $3.0 million as a result of the

Company's acquisition in August 1998 of the operations of Continental Managed Pharmacy Services Inc. ("Continental").

    For the three months ended September 30, 1999, approximately 46% of the Company's revenues were generated from capitated contracts compared to 35% for the three months ended September 30, 1998, an increase of 11%. As of January 1, 1999, the Company began providing capitated PBM services to major MCO's previously managed on a fee-for-service basis through 1998 under the RxCare contract.

     Cost of revenue for the three months ended September 30, 1999 decreased to $93.7 million from $107.8 million for the three months ended September 30, 1998, a decrease of $14.1 million. Contracts with TennCare sponsors accounted for $24.7 million of such decrease as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $30.8 million., of the decrease, partially offset by increases in other contracts with TennCare sponsors of approximately $6.1 million. Cost of revenue increases of $12.7 million from commercial business were offset by a decrease in cost of revenue of $4 million due to the loss of a contract with a Nevada-based managed care organization, representing an increase of $8.7 million. As a percentage of revenue, cost of revenue decreased to 92.4% for the three months ended September 30, 1999 from 93.2% for the three months ended June 30, 1998, a decrease of .8%. This decrease resulted primarily due to the contribution of Continental's mail service drug distribution business which has experienced better profit margins than historically experienced by the Company's PBM business.

     Selling, general and administrative expenses were $7.1 million for the three months ended September 30, 1999 compared to $6.1 million for the three months ended June 30, 1998, an increase of $1.0 million. The acquisition of Continental accounted for the entire $1.0 million increase. As a percentage of revenue, selling, general and administrative expenses increased to 7.0% for the three months ended September 30, 1999 from 5.2% for the three months ended September 30, 1998, an increase of 1.8%, primarily attributable to revenue decreases experienced from the loss of certain contracts with TennCare sponsors as discussed above.

     Amortization expense relates solely to the Company's acquisition of Continental. The Continental acquisition resulted in the recording of approxieately $19.9 million of goodwill and $1.2 million of other intangible assets, which will be amortized over their estimated useful lives (25 years for goodwill and six years and four years for other intangible assets).

     For the three months ended September 30, 1999, the Company recorded interest income, net of interest expense, of $.3 million compared to interest income of $.4 million for the three months ended September 30, 1998, a decrease of $.1 million. This decrease in interest income resulted from a reduced level of investment opportunities due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the three months ended September 30, 1999, the Company recorded net income of $.5 million, or $.03 per diluted share as compared to net income of $2.3 million, or $.14 per diluted share, for the three months ended September 30, 1998.


Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     For the nine months ended September 30, 1999, the Company recorded revenue of $265.2 million compared with revenue of $323.6 million for the nine months ended September 30, 1998, a decrease of $58.6 million. Contracts with TennCare sponsors accounted for decreased revenues of $97.2 million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents

$50.5 million and $33.5 million, respectively, of the decrease in revenue, with additional decreases in other contracts with TennCare sponsors of approximately $13.2 million. This additional decrease was primarily the result of the Company not contracting with one TennCare MCO until May 1, 1999. Commercial revenue increased $27.5 million, offset by a decrease of $21.7 million due to the loss of a contract with a Nevada- based managed care organization, representing a net increase of $5.8 million in commercial revenue. The overall decrease in revenues was partially offset by an increase in revenues of $32.8 million as a result of the Company's acquisition of Continental.

    For the nine months ended September 30, 1999, approximately 41% of the Company's revenues were generated from capitated contracts compared to 35% for the nine months ended September 30, 1998, an increase of 6%. This increase resulted from changes in arrangements with the TennCare MCO's in 1999 as compared to 1998. As of January 1, 1999, the Company began providing capitated PBM services to two major MCO's previously managed on a fee-for-service basis throughout 1998 under the RxCare Contract.

     Cost of revenue for the nine months ended September 30, 1999 decreased to $241.5 million from $303.9 million for the nine months ended September 30, 1998, a decrease of $62.4 million. Contracts with TennCare sponsors accounted for $88.0 million of such decrease as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's it previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $48.0 million and $32.1 million, respectively, of the decrease, with additional decreases in other contracts with TennCare sponsors of approximately $7.9 million. Cost of revenue increases of $26.1 million from commercial business included a decrease in cost of revenue of $25.8 million due to the loss of a contract with a Nevada-based managed care organization, representing a net decrease of $.3 million. Such decreases in cost of revenue were partially offset by increases of $25.9 million as a result of the Company's acquisition of Continental. As a percentage of revenue, cost of revenue decreased to 91.1% for the nine months ended September 30, 1999 from 93.9% for the nine months ended September 30, 1998, a decrease of 2.8%. This decrease resulted primarily due to the contribution of Continental's mail service drug distribution business which has experienced better profit margins than historically experienced by the Company's PBM business.

    Selling, general and administrative expenses were $21.6 million for the nine months ended September 30, 1999 compared to $15.3 million for the nine months ended September 30, 1998, an increase of $6.3 million. The acquisition of Continental accounted for $5.9 million of the increase. The remaining $.4 million increase in expenses reflects expenditures incurred in connection with the Company's continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in information systems to support new and existing customers. As a percentage of revenue, selling, general and administrative expenses increased to 8.2% for the nine months ended September 30, 1999 from 4.7% for the nine months ended September 30, 1998, an increase of 3.5%, primarily attributable to revenue decreases experienced from the loss of certain contracts with TennCare sponsors as discussed above.

    Amortization  expense  relates  solely  to  the  Company's   acquisition  of
Continental. The Continental acquisition resulted in the recording of approximately $19.9 million of goodwill and $1.2 million of other intangible assets, which will be amortized over their estimated useful lives (25 years for goodwill and six years and four years for other intangible assets).

     For the nine months ended September 30, 1999, the Company recorded interest income, net of interest expense, of $0.6 million compared to interest income of $1.4 million for the nine months ended September 30, 1998, a decrease of $0.8 million. This decrease in interest income resulted from a reduced level of invested capital due to the additional working capital needs of the Company. See "Liquidity and Capital Resources."

     For the nine months ended September 30, 1999, the Company recorded net income of $1.9 million, or $.10 per diluted share compared to net income of $5.8 million, or $.37 per diluted share, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company utilizes both funds generated from operations, if any, and funds raised in its initial public offering (the "Offering") for capital expenditures and working capital needs. For the nine months ended September 30, 1999, net cash provided from operating activities totaled $13.0 million, due mainly to an increase in claims payable of $13.7 million.

     Investing activities generated $2.7 million primarily from the proceeds of maturities of investment securities of $6.6 million. This cash provided was partially offset by purchases of $1.8 million of equipment and a loan to an officer of $1.7 million. The equipment purchases were primarily upgrades and enhancements of information systems necessary to strengthen and support the Company's ability to manage its customer's PBM programs and to be competitive in the PBM industry. The loan to an officer enabled the Chairman to pay Federal and state tax liabilities associated with the exercise of stock options. Financing activities used $4.8 million of cash primarily to decrease the Company's revolving debt by $4.0 million.

    At September 30, 1999, the Company had working capital of $14.3 million compared to $19.8 million at December 31, 1998, a decrease of $5.5 million. Cash and cash equivalents increased to $15.3 million at September 30, 1999 compared with $4.5 million at December 31, 1998, an increase of $10.8 million. The Company had investment securities held to maturity of $5.1 million at September 30, 1999 compared with $11.7 million at December 31, 1998, a decrease of $6.6 million. The decrease in investment securities was due to the Company's increased working capital requirements. With the exception of the Company's $2.3 million preferred stock investment in Wang Healthcare Information Systems, Inc., the Company's investments are corporate debt securities rated AA or higher and government securities.

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplan of Tennessee, Inc. ("Xantus"), a TennCare customer, entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999 the Commissioner of the Tennessee Department of Commerce and Insurance, (the "Commissioner") as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, if approved by the Chancery Court (the "Court"), of the State of Tennessee, would allow Xantus to remain operating as a TennCare managed care organization, providing full health care related services to its enrollers. Under the Plan, the State has, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the receivers have also proposed that Xantus would contribute a portion of its pre-petition available cash flow towards repayment of pre-petition provider claims, making $34.8 million in total available to repay provider's pre-petition claims. The receivers have proposed among other things, that (i) all providers other than MIM receive the pro-rata portion that each provider's pre-petition claim bears to the pre-petition claims of all providers; and (ii) MIM receive (A) its pro-rata portion of its actual out of pocket expenditures, that is $6.8 million, rather than its total claim against Xantus of $10.8 million, and (B) its pro-rata portion of unpaid pharmacy claims which it would be required in turn to pay over to pharmacies on account of unpaid pharmacy claims. The Company has filed, among other motions, a Motion to Modify the Plan on the grounds that, among other things, it unfairly and inequitably treats MIM differently than all other providers and asking the Court to modify the Plan to treat MIM similarly. The hearing to approve the Plan is scheduled for November 12, 1999, at which time the Company shall be heard on its objections. As of October 1, 1999, Xantus owed the Company $10.86 for pharmacy benefit management ("PBM") services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4 million of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with them. On November 12, 1999 the Court ruled in favor of the Company's Motion, thereby requiring the receivers to treat the Company the same as all other providers. As such, the Plan will be modified to require Xantus to pay the Company over $4 million, approximately $2.0 million of which is expected to be received by the end of November 1999 and the remainder of which is expected to be received by year end. The failure of the Company to collect from Xantus or other third parties against whom the Company may have claims all or a substantial portion of the unrecovered monies paid out to pharmacies could have a material adverse effect on the Company's results of operations.

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

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed, among other things, that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather a than capitated) arrangement effective October 1, 1999 through December 31, 1999; and (iii) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below. The Company and THP and PHP will terminate their relationship effective December 31, 1999. The Company has demanded arbitration with respect to certain unpaid amounts withheld by THP during 1998 and the Company intends to commence arbitration on disputed amounts under the existing agreement shortly. The Company does not believe that its inability to renegotiate successfully contracts with either or both of THP and PHP would have a material adverse effect on its results of operations or financial condition.

     In April 1999, the Company loaned its Chairman and Chief Executive Officer $1.7 million, evidenced by a promissory note secured by a pledge of 1.5 million shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which such executive officer could pay the Federal and state tax liability associated with the exercise of stock options representing 1.5 million shares of the Company's Common Stock in January 1998.

     UnderSection 145 of the Delaware General Corporation Law ("Section 145") and the Company's Amended and Restated By-Laws ("By-Laws"), the Company is obligated to indemnify two former officers of the Company (one of which is also a former director and still a principal stockholder of the Company) who are the subject of indictments brought in the United States District Court for the Western District of Tennessee (as more fully described in the Form 10-K), unless it is ultimately determined by the Company's Board of Directors that these former officers failed to act in good faith and in a manner they reasonably believed to be in the best interests of the Company, that they had reason to believe that their conduct was unlawful of for any other reason under which indemnification would not be required under Section 145 or the By-Laws. In addition, until the Board makes such a determination, the Company is also obligated under Section 145 and its By-Laws to advance the costs of legal defense to such persons; however, if the Board determines that either or both of these former officers are not entitled to indemnification, such individuals would be obligated to reimburse the Company for all amounts so advanced. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and continued advancement of legal defense costs or to estimate the total amount that the Company may have to pay or advance in connection with such obligations or the time period over which such amounts will have to be advanced. No assurance can be given, however, that the Company's obligations to either or both of these former officers would not have a material adverse effect on the Company's results of operations or financial condition or liquidity.

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

    As the Company grows, it anticipates that its working capital needs will also increase. The Company expects to spend approximately $.7 million on capital expenditures during the fourth quarter of 1999 primarily for expansion and continued upgrading of information systems. The Company believes that it has sufficient cash on hand or available to fund the Company's anticipated working capital and other cash needs for at least the next twelve months.

    The Company may also pursue joint venture arrangements, business acquisitions and other strategic transactions and arrangements designed to expand its business, which the Company would expect to fund from cash on hand or future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

OTHER MATTERS

    From January 1994 through December 31, 1998, the Company provided a broad range of PBM services on behalf of RxCare, to the TennCare, TennCare Partners and commercial PBM business under the RxCare Contract. Under the terms of the RxCare Contract, the Company performed essentially all of RxCare's obligations under its PBM contracts with plan sponsors, including designing and marketing PBM programs and services. Under the RxCare Contract, the Company paid certain amounts to RxCare and shared with RxCare the profit, if any, derived from services performed under RxCare's contracts with the plan sponsors.

    The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of the Company's relationship with RxCare, which among other things, allowed the Company to market directly its services to Tennessee customers, including those MCO's and commercial customers then serviced by the Company through the RxCare Contract, prior to its expiration. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a more detailed discussion of the Company's past relationship with RxCare and the expiration of the RxCare Contract.

     The Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts or other risk-based arrangements. Risk-based business represented approximately 41% of the Company's revenues while non-risk business (including the provision of mail order services) represented approximately 59% of the Company's revenues for the nine months ended September 30, 1999. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts. The Company presently anticipates that approximately 41% of its revenues in fiscal 1999 will be derived from risk-based arrangements.

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

     With respect to Step III above, the Company has engaged in discussions with the third party vendors that transmit data from member pharmacies and has been advised that such third party vendors' systems will be able to properly recognize and process dates after December 31, 1999.

     With respect to Step IV above, the Company successfully completed a year 2000 compliance test of the claims adjudication and processing systems during our regularly scheduled disaster recovery drill, which took place on June 28, 1999. As a result of this compliance test, the Company believes its claims adjudication and processing system will be able to properly accept and transmit data after December 31, 1999 with no significant disruption. The Company's internal accounting and other administrative systems generally have been internally developed during the last few years or are presently being developed. Accordingly, in light of the fact that such systems were developed with a view to year 2000 compliance, the Company expects that these systems will be able to properly recognize and process dates after December 31, 1999.

    Continental's computer systems related to the delivery of pharmaceutical products through mail order were upgraded in the fourth quarter of 1998 to become year 2000 compliant. Continental's internal accounting systems were upgraded during the second quarter of 1999, and are now year 2000 compliant. The substantial amount of the remaining systems are compliant. Work is continuing on those systems that are not yet compliant, and will be completed shortly.

COSTS:

     As noted above, the Company spent approximately $2.6 million during 1997 and 1998 to improve its information systems. In addition, the Company has spent approximately $1.0 million during the first nine months of 1999 and anticipates that it will spend approximately $.7 million in the fourth quarter of 1999, to further improve its information systems. These improvements were not, and are not intended to specifically address the year 2000 issue, but rather to address other business needs and issues. Nonetheless, the IS project has provided the Company with a platform from which to address all year 2000 issues. Management does not believe that the amount of funds expended in connection with the IS project would have differed materially in the absence of the year 2000 problem. The Company's cash on hand as a result of the Offering has provided all of the funds expended to date on the IS project and is expected to provide substantially all of the funds expected to be spent during 1999 on the IS project.

RISKS:

     On July 29, 1998, the Commission issued Release No. 33-7558 (the "Release") in an effort to provide further guidance to reporting companies concerning disclosure of the year 2000 problem. In this Release the Commission required that registrants include in its year 2000 disclosure a description of its "most reasonably likely worst case scenario." Based on the Company's assessment and the results of remediation performed to date as described above, the Company believes that all problems related to the year 2000 will be addressed in a timely manner so that the Company will experience little or no disruption in its business immediately following December 31, 1999. However, if unforeseen difficulties arise, or if further compliance testing is delayed, the Company anticipates that its "most reasonably likely worst case scenario" (as required to be described by the Release) is that some percentage of the Company's claims would need to be processed manually for some limited period of time, because member pharmacies would not be able to transmit data electronically. At this point in time, the Company cannot reasonably estimate the number of pharmacies or the level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. In addition, the Company anticipates that all businesses (regardless of their state of readiness), including the Company, will encounter some minimal level of disruption in its business (e.g., phone and fax systems, alarm systems, etc.) as a result of the year 2000 problem. However, the Company does not believe that it will incur any material expenses or suffer any material loss of revenues in connection with such minimal disruptions.

CONTINGENCY PLANS:

     As discussed above, in the event of the occurrence of the "most reasonably likely worst case scenario" the Company would hire an appropriate level of temporary staff to manually process the pharmacy claims submitted on paper. As discussed above, at this time the Company cannot reasonably estimate the number of pharmacies or level of claims involved or the costs that would be incurred if the Company were required to hire temporary staff and incur other expenses to manually process such claims. While some level of manual processing is common in the industry and while manual processing increases the time it takes the Company to pay the member pharmacies and invoice the related payers, the Company does not foresee any material lost revenues or other material expenses that would be incurred if this scenario occured. However, an extended delay in processing claims, making payments to pharmacies and billing the Company's customers could materially adversely impact the Company's liquidity.

     In addition, while not part of the "most reasonably likely worst case scenario," the delay in paying such pharmacies for their claims could result in adverse relations between the Cgmpany and the pharmacies. Such adverse relations could cause certain pharmacies to drop out of the Company's networks which in turn could cause the Company to be in breach under service area provisions under certain of its services agreements with its customers. The Company does not believe that any material relationship with any pharmacy will be so affected or that any material number of pharmacies would withdraw from the Company's networks or that it will breach any such service area provision of any contract with its customers. Notwithstanding the foregoing, based upon past experience, the Company believes that it could quickly replace any such withdrawing pharmacy so as to prevent any breach of any such provision. Also, certain states' laws and regulations generally require that doctors and pharmacy providers be paid by health insurers (or by their PBM and other subcontractors) within a fixed number of days (usually between 30 and 45 days) of the submission by such providers of properly completed claims forms and submissions. To the extent that delays in the adjudication of pharmacy claims are delayed beyond the number of days legally permitted under applicable state law, such delays could lead to the imposition of monetary fines or the suspension or revocation of particular state permits, licenses, consents or approvals. In light of the uniqueness of the Y2K problem, the Company does not believe that many state regulators, in exercising discretion would impose sanctions as severe as suspension or revocation of any such licenses, permits or approvals, but no such assurances can be given that such sanctions would not be imposed. The Company cannot presently reasonably estimate the possible impact in terms of lost revenues, additional expenses or litigation damages or expenses that could result from such events.

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



                                    1999          2000           2001        2002      2003    THEREAFTER
                                    ----          ----           ----        ----      ----    ----------
Short-term investments
  Fixed rate investments            5,000            -              -          -         -            -
  Weighted average rate             6.70%            -              -          -         -            -

Long-term investments:
  Fixed rate investments               -             -              -          -         -            -
  Weighted average rate                -             -              -          -         -            -

Long-term debt:
  Variable rate instruments            46           312          1,977         -         -            -
  Weighted average rate             9.00%         9.00%          7.78%         -         -            -


    In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate at September 30, 1999 for that instrument multiplied by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

   At September 30, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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



                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 31, 1999, the State and Xantus entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999 the Commissioner, as receiver of Xantus, filed the Plan, as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, if approved by Court, would allow Xantus to remain operating as a TennCare managed care organization, providing full health care related services to its enrollers. Under the Plan, the State has, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the receivers have also proposed that Xantus would contribute a portion of its pre-petition available cash flow towards repayment of pre-petition provider claims, making $34.8 million in total available to repay provider's pre-petition claims. The receivers have proposed among other things, that (i) all providers other than MIM receive the pro-rata portion that each provider's pre-petition claim bears to the pre-petition claims of all providers; and (ii) MIM receive
(A) its pro-rata portion of its actual out of pocket expenditures, that is $6.8 million, rather than its total claim against Xantus of $10.8 million, and (B) its pro-rata portion of unpaid pharmacy claims which it would be required in turn to pay over to pharmacies, on account of unpaid pharmacy claims. The Company has filed, among other motions, a Motion to Modify the Plan on the grounds that, among other things, it unfairly and inequitably treats MIM differently than all other providers and asking the Court to modify the Plan to treat MIM similarly. The hearing to approve the Plan is scheduled for November 12, 1999, at which time the Company shall be heard on its objections. As of October 1, 1999, Xantus owed the Company $10.86 million for pharmacy benefit management ("PBM") services rendered by the Company from January 1, 1999 through April 1, 1999, approximately $4 million of which the Company has withheld from its pharmacy providers as permitted by the Company's agreements with them. On November 12, 1999 the Court ruled in favor of the Company's Motion, thereby requiring the receivers to treat the Company the same as all other providers. As such, the Plan will be modified to require Xantus to pay the Company over $4 million, approximately $2.0 million of which is expected to be received by the end of November 1999 and the remainder of which is expected to be received by year end. The failure of the Company to collect from Xantus or other third parties against whom the Company may have claims all or a substantial portion of the unrecovered monies paid out to pharmacies could have a material adverse effect on the Company's results of operations.


      As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP") were not achieving profitability projections. As a result thereof, in the first quarter of 1999, and in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999.

     On June 25, 1999, the Company notified both THP and PHP that it would cease providing PBM services to them and their members if past due amounts of approximately $500 and $540 were not paid within 30 days as required by the Agreements. On July 23, 1999, THP and PHP filed complaints in the United States District Court for the Eastern District of Tennessee alleging that the Company did not have the right to cease providing PBM services under the Agreements. The complaints also alleged that THP and PHP disputed the outstanding amounts invoiced by the Company under the Agreements and demanded that such disputes be arbitrated as required under the Agreements. Additionally, THP and PHP applied for a temporary restraining order as well as a preliminary and permanent injunction to prevent the Company from ceasing to provide PBM services until the conclusion of such arbitration proceedings.

      The hearing on the motion for the temporary restraining order was scheduled to be heard on Wednesday, August 4, 1999. However, on Tuesday, August 3, 1999, the Company, THP and PHP agreed, among other things, that (i) the Company would withdraw its termination notices which were to become effective September 28, 1999; (ii) the Agreements would be extended until December 31, 1999 under a fee-for-service (rather than on capitated) arrangement effective October 1, 1999 through December 31, 1999; and (iii) THP and PHP would dismiss the complaints without prejudice, subject to sharing or arbitration as described below. The Company and THP and PHP will terminate their relationship on December 31, 1999. The Company has demanded arbitration with respect to certain unpaid amounts withheld by THP during 1998, and the Company intends to commence arbitration on disputed amounts under the Agreements shortly. The Company does not believe that its inability to enter into the New Agreements with either or both of THP and PHP will have a material adverse effect on the Company's results of operations or financial condition.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From August 14, 1996 through September 30, 1999, the $46,788,000 net proceeds from the initial public offering (the "Offering"), pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts:

     Construction of plant, building and facilities.............$         -
     Purchase and installation of machinery and equipment.......$ 6,063,908
     Purchases of real estate...................................$         -
     Acquisition of other business .............................$ 2,341,000
     Repayment of indebtedness..................................$         -
     Working capital............................................$18,019,520

     Temporary investments:
          Marketable securities.................................$ 5,056,773
          Overnight cash deposits...............................$15,306,799

    To date, the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering, however, as disclosed in the Offering prospectus and subsequent Forms SR, the Company intended to apply approximately $18.6 million of Offering proceeds to fund an expansion of the "preferred generics" program. The Company has determined not to apply any material portion of the Offering proceeds to fund any expansion of this program. The Company presently intends to use the remaining Offering proceeds to support the growth of its PBM and mail order business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


           The Company's annual meeting of stockholders (the "Annual Meeting") was held on August 19, 1999. Listed below are the proposals submitted to stockholder vote at the Annual Meeting and the results of the stockholder vote there at:


1. Election of six (6) directors to the Board of Directors, each to serve for a one (1) year term. The Company's nominated and elected directors are Richard H. Friedman, Scott R. Yablon, Richard A. Cirillo, Esq., Louis DiFazio, Ph.D., Michael Kooper and Louis a. Luzzi, Ph.D., the votes in favor of and against the election of each director were as follows:


     NAME                        FOR                        WITHHELD
     ----                        ---                        --------
Richard H. Friedman            10,639,089                   3,028,769
Scott R. Yablon                10,641,689                   3,026,169
Dr. Louis A. Luzzi             10,685,597                   2,982,261
Richard A. Cirillo             10,641,689                   3,026,169
Dr. Louis DiFazio              10,685,597                   2,982,261
Michael Kooper                 10,685,597                   2,982,261


2. Amendments to the Company's Amended and Restated 1996 Stock Incentive Plan (the "Employee Plan") in order to add performance shares and performance units as securities subject to grant by the Company to employees thereunder, to make available an additional 825,450 shares of Common Stock for grant thereunder and other related technical changes thereto.

      FOR                      AGAINST                     ABSTAIN
     7,361,378                 4,700,651                    19,960

3. Amendments to the Company's 1996 Non-Employee Director's Plan (the "Directors Plan") in order to make available under the Directors Plan an additional 2,000,000 shares of Common Stock for grant thereunder.

      FOR                      AGAINST                     ABSTAIN
     8,616,944                 3,438,965                    26,080

There were no other proposals submitted for stockholder approval at the Annual Meeting.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        EXHIBIT NUMBER                   DESCRIPTION
        --------------                   -----------
             10.60 Amendment No. 1 to Employment Agreement, dated as of October 11, 1999 between MIM Corporation an Richard H. Friedman

             10.61                  Form of Performance Shares Agreement

             10.62                  Form of Performance Units Agreement

             10.63                  Form of Non-Qualified Stock Option Agreement

             27                     Financial Data Schedule



(b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the third quarter of fiscal 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MIM CORPORATION




Date: November 15, 1999                      /S/ EDWARD J. SITAR
                                    --------------------------------------------
                                             Edward J. Sitar
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  Exhibit Index
         (Exhibits being filed with this Quarterly Report on Form 10-Q)

10.60 Amendment No. 1 to Employment Agreement, dated as of October 11, 1999 between MIM Corporation an Richard H. Friedman

10.61    Form of Performance Shares Agreement

10.62    Form of Performance Units Agreement

10.63    Form of Non-Qualified Stock Option Agreement

27       Financial Data Schedule