Form 10-K
period 1999-12-31
MIM CORP
filed 2000-03-30
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 10, 2000, was approximately $120.8 million. (Reference is made to a final paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

    On March 10, 2000, there were outstanding 18,931,706 shares of the registrant's Common Stock.


                       Documents Incorporated by Reference


    None.

                                     PART I

Item 1.  Business

Overview

    MIM Corporation (the "Company") is an independent pharmacy benefit management, e-commerce and specialty pharmacy organization that partners with managed care organizations ("MCO's") and other healthcare providers to control prescription drug costs. The Company provides its customers with innovative pharmacy benefit products and services utilizing clinically sound guidelines to ensure cost control and quality care. The Company, through its MIMRx.com subsidiary, also develops and supports customized websites for customers for the sale of mail order pharmacy goods and services. The Company also develops and implements specialized clinical management programs utilizing the Company's clinical and fulfillment expertise to serve specific groups afflicted with diseases typically requiring long-term maintenance therapies.

    The Company was incorporated in Delaware in March 1996 for the purpose of combining the businesses and operations of Pro-Mark Holdings, Inc. ("Pro-Mark") and MIM Strategic Marketing, LLC, which became 100% and 90% owned subsidiaries of the Company, respectively, in May 1996. The Company completed its initial public offering in August 1996.

PBM Services

    The Company offers plan sponsors a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. The Company's pharmacy benefit management ("PBM") programs include a number of design features and fee structures that are tailored to suit a customer's particular need and cost requirements. In addition to traditional fee-for-service arrangements, the Company offers alternative pricing methodologies for its various PBM packages, including a fixed fee per member (a "capitated" program), as well as sharing costs exceeding pre-established per member amounts or sharing savings where costs are less than pre-established per member amounts. Under certain circumstances, the Company will also enter into profit sharing arrangements with plan sponsors, thereby incentivizing the sponsors to support fully the Company's cost containment efforts of such plan sponsors' pharmacy program. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. The Company's organization and programs are clinically oriented, with many staff members having pharmacological certification, training and experience. The Company markets its services to large public health plans (primarily in states with large Medicaid populations), medium to smaller MCOs emphasizing those operating in states with an active Medicaid waiver program, self-funded groups and small employer groups. The Company relies on its own employees to solicit business from plan sponsors, as well as third party administrators and commissioned independent agents and brokers.

    Benefit management services available to the Company's customers include the following:

    Formulary Design and Compliance. The Company offers to its health maintenance organization ("HMO") and other MCO clients flexible formulary designs to meet their specific requirements. Many of these plan sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, the Company believes that both public and private health plans have become increasingly receptive to restricting the availability of certain drugs within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines, to the extent clinically appropriate. Once a determination has been made by a plan sponsor to utilize a "restricted" or "closed" formulary, the Company actively involves its clinical staff with a plan sponsor's Pharmacy and Therapeutics Committees (consisting of local plan sponsors, prescribers, pharmacists and other health care professionals) to design clinically appropriate formularies in order to control costs. The composition of the formulary is the responsibility of, and subject to the final approval of, the plan sponsor.

    Controlling program costs through formulary design focuses primarily on two areas to the extent consistent with accepted medical and pharmacy practice and applicable law: (i) generic substitution, which involves the selection of generic drugs as a cost-effective alternative to bio-equivalent brand name drugs, and (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. Generic substitution may also take place in combination with therapeutic interchange where a bio-equivalent generic alternative for a selected lower cost brand drug exists after a therapeutic interchange has occurred. Increased usage of generic drugs by Company-managed programs also enables the Company to obtain purchasing concessions and other financial incentives on generic drugs, which may be shared with plan sponsors. Rebates on brand name drugs are also negotiated with drug manufacturers and are often shared with plan sponsors.

    The primary method for assuring formulary compliance is non-reimbursement of pharmacists for dispensing non-formulary drugs, subject to certain limited exceptions. Formulary compliance is managed with the active assistance of participating network pharmacists, primarily through prior authorization procedures, and on-line POS edits as to particular subscribers and other network communications. Overutilization of medication is monitored and managed through quantity limitations, based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before less favored therapies are covered, are also established by the Company in conjunction with the plan sponsors' Pharmacy and Therapeutics Committees to control improper utilization of certain high-risk or high-cost medications.

    Clinical Services. The clients' formularies typically provide a selection of covered drugs within each major therapeutic class to appropriately treat most medical conditions. However, a provision is made for covering non-formulary drugs (other than excluded products) when shown to be clinically appropriate. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, procedures are employed to override restrictions on non-formulary medications for a particular patient and period of treatment. Restrictions on the use of certain high-risk or high-cost formulary drugs may be similarly overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically-supported medical necessity and typically are granted or denied within 48 hours after request. Requests for, and appeals of denials of coverage in these cases are handled by the Company through its staff of trained pharmacists, nationally certified pharmacy technicians and board certified pharmacotherapy specialists, subject to the plan sponsor's ultimate authority over all such appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, the Company authorizes, without prior approval, short-term supplies of antibiotics and certain other medications.

    Mail Order Pharmacy. Another way in which the Company believes that program costs may be reduced is through the distribution of pharmaceutical products directly to plan sponsors' members via mail order pharmacy services. The Company provides mail order pharmacy services from its facility in Ohio. This facility was acquired in the Company's purchase of Continental Managed Pharmacy Services, Inc. ("Continental") on August 24, 1998. The Company's mail order facility provides services to the members of the Company's PBM customers and other individuals and, as discussed below, is a key component of the Company's specialty pharmacy programs.

    Drug Usage Evaluation. Drug usage is evaluated on a concurrent, prospective and retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. The Company also maintains an on-going drug utilization review program in which select medication therapies are reviewed and data collected, analyzed and reported for management applications.

    Pharmacy Data Services. The Company utilizes claims data to generate reports for management and plan sponsor use, including drug utilization review, quality assurance, claims analysis and rebate contract administration. The Company has developed proprietary systems to provide plan sponsors with real-time access to pharmacy, financial, claims, prescriber and dispensing data.

    Disease Management. The Company designs and administers programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals.

    Behavioral Health Pharmacy Services. In recent years, MCOs have recognized the particular and specialized behavioral health needs of certain individuals within an MCO's membership. As a result, many MCO's have separated the behavioral health population into a separate management area. The Company provides services which encourage the proper and cost-effective utilization of behavioral health medication to enrollees of behavioral health organizations, which are traditionally (but not always) affiliated with MCOs. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or suboptimal prescribing practices. These services are integrated into the plan sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

    At December 31, 1999, the Company provided PBM services to 107 plan sponsors with approximately 3.1 million plan members, including seven plan sponsors with approximately 1.2 million members receiving mandated health care benefits to formerly Medicaid-eligible and certain uninsured state residents under Tennessee's TennCare Medicaid waiver program. See "The TennCare Program" below.

e-Commerce Services

    On December 1, 1999, the Company launched MIMRx.com, Inc., its wholly-owned subsidiary ("MIMRx.com"), as the Company's e-commerce, business-to-business and proprietary on-line pharmacy business. MIMRx.com designs and administers custom private label pharmacies for its affinity partners and other businesses (each, a "Partner") desiring a retail e-commerce pharmacy capability. MIMRx.com handles all aspects of the fulfillment, distribution of, and in some cases billing and collection for, products (including prescriptions, vitamins, OTC's and health and beauty aids) purchased through each Partner's online pharmacy from the Company's Ohio facility. MIMRx.com currently has signed agreements with eight Partners having access to over 30 million members. MIMRx.com's strategic goal is to become a leader in developing and providing innovative customized health information services and products through the Internet.

Specialty Pharmacy Programs

    The Company provides specialty pharmacy services to MCOs currently utilizing the Company's PBM services and to plan sponsors who do not utilize such services. These programs utilize the Company's clinical and design management expertise to manage chronically ill patients requiring long-term maintenance therapies. The goal of these programs is to, among other things, manage the pharmaceutical utilization of those patients to ensure compliance with prescribed therapies, thereby avoiding costly follow-up therapies including hospital admission.

The TennCare Program

    A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to MCOs participating in the State of
Tennessee's TennCare program and behavioral health organizations ("BHOs") participating in the State of Tennessee's TennCare Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services as a subcontractor to RxCare of Tennessee, Inc. ("RxCare"). RxCare is a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. Under the agreement with RxCare ("RxCare Contract"), the Company performed essentially all of RxCare's obligations under its PBM agreements plan sponsors and paid RxCare certain amounts, including a share of the profit from the contracts, if any.

    The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those under contract with RxCare at such time) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCO's for the TennCare lives previously managed under the RxCare Contract, as well as substantially all third party administrators ("TPA's") and employer groups previously managed under the RxCare Contract.

Other Matters

    As a result of providing capitated PBM services to certain TennCare MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through March, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts and other risk-based arrangements. Risk-based business represented approximately 32% of the Company's revenues while non-risk business (including mail order services) represented approximately 68% of the Company's revenues for the years ended December 31, 1999 and 1998. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts, as higher utilization positively impacts profitability under fee-for-service (or non risk-based) arrangements. The Company presently anticipates that approximately 20% of its revenues in fiscal 2000 will be derived from risk-based arrangements.

    Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on risk-based arrangements. Because plan sponsors are responsible for the payment of prescription costs in non risk-based arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase risk-based contract rates on new contracts and upon renewal of existing risk-based contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The greater proportion of non-risk contracts with the Company's customers in 1999 compared to prior years reduced the potential adverse effects of price increases, although no assurance can be given that the recent trend towards non-risk arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

Competition

    The PBM business is highly competitive, and many of the Company's current and potential competitors have considerably greater financial, technical, marketing and other resources than the Company. The pharmacy benefit management business includes a number of large, well capitalized companies with nationwide operations and many smaller organizations typically operating on a local or regional basis. One of the larger organizations are owned by or otherwise related to a brand name drug manufacturer and may have significant influence on the distribution of pharmaceuticals. Among larger companies offering pharmacy benefit management services are Medco Containment Services, Inc. (a subsidiary of Merck & Co., Inc.), Caremark International Inc., PCS, Inc. (a subsidiary of Rite-Aid Corporation), Express Scripts, Inc., Advance ParadigM, Inc., and National Prescription Administrators, Inc. Numerous health insurance and Blue Cross and Blue Shield plans, MCOs and retail drug chains also have their own PBM capabilities.

    Competition in the PBM business to a large extent is based upon price, although other factors, including quality and breadth of services and products, are also important. The Company believes that its ability and willingness, where appropriate, to assume or share its customers' financial risks, its independence from brand name drug manufacturers and its proprietary suite of technology products represent distinct competitive advantages in the PBM business.

Government Regulation

    The Company believes that it is in substantial compliance with all legal requirements material to its operations. Among the various Federal and state laws and regulations which may govern or impact the Company's current and planned operations are the following:

    Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by

Medicare or state health care programs (including Medicaid programs or Medicaid waiver programs, such as TennCare). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. The Company's arrangements with RxCare and other pharmacy network administrators, drug manufacturers, marketing agents, brokers, health plan sponsors, pharmacies and others parties routinely involve payments to or from persons who provide or purchase, or recommend or arrange for the purchase of, items or services paid in part by the TennCare program or by other programs covered by such laws. Management carefully considers the importance of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. However, the laws in this area and the courts' interpretations thereof are in flux and uncertain in their application, and there can be no assurance that one or more of such arrangements will not be challenged or found to violate such laws. Violation of the Federal anti-kickback statute could subject the Company to criminal and/or civil penalties, including exclusion from Medicare and Medicaid (including TennCare) programs or state-funded programs in the case of state enforcement. There are a number of states in which the Company does business which have laws analogous to Federal anti-kickback laws and regulations which likewise govern or impact the Company's current and planned operations. The Company believes that it is in substantial compliance with these laws and regulations as well.

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

    Other State Laws. Many states have statutes and regulations that do or may impact the Company's business operations. In some states, pharmacy benefit managers may be subject to regulation under insurance laws or laws licensing HMOs and other MCOs, in which event requirements could include satisfying statutorily imposed performance obligations, the posting of bonds, maintenance of reserves, required filings with regulatory agencies, and compliance with disclosure requirements and other regulation of the Company's operations. State insurance laws also may affect the structuring of certain risk-sharing programs offered by the Company. A number of states have laws designed to restrict the ability of PBM's to impose limitations on the consumer's choice of pharmacies, or requiring that the benefits of discounts negotiated by MCOs be passed along to consumers in proportionate reductions of co-payments. Some states require that pharmacies be permitted to participate in provider networks if they are willing to comply with network requirements, while other states require pharmacy benefit managers to follow certain prescribed procedures in establishing a network and admitting and terminating its members. Many states require that Medicaid obtain the lowest prices from a pharmacy, which may limit the Company's ability to reduce the prices it pays for drugs below Medicaid prices. States have a variety of laws regulating pharmacists' ability to switch prescribed drugs or to split fees, which could impede the Company's business strategy, and certain state laws have been the basis for investigations and multi-state settlements requiring the discontinuance of certain financial incentives provided by manufacturers to retail pharmacies to promote the sale of the manufacturers' drugs.

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

Employees

    At March 3, 2000, the Company employed a total of 243 people including 31 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are satisfactory.

Item 2.  Properties

    The Company's corporate headquarters are located in leased office space in Elmsford, New York. The Company also leases commercial office space for its above-described operations in South Kingstown, Rhode Island; Nashville, Tennessee; Cleveland, Ohio and Columbus, Ohio.

Item 3.  Legal Proceedings

    On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, and would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the Company received $4.2 million, including $0.6 million of unpaid rebates to Xantus which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge of $2.7 million for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies.

    As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP"), were not achieving profitability projections. As a result thereof, in the first quarter of 1999, and in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999. Through a negotiated extension with THP and PHP, the Company continued to provide PBM services to their respective members through December 31, 1999.

    Despite this negotiated extension, there exist disputes with respect to unpaid fees and other amounts between the Company and each of THP and PHP. On October 20, 1999, the Company demanded arbitration against THP with respect to approximately $2.3 million arbitrarily withheld from the Company by THP during 1998. On February 15, 2000, THP responded by filing a motion to dismiss the arbitration on the grounds that the Company does not have standing under its agreement with THP to bring an arbitration proceeding. The Company opposed THP's motion on March 16, 2000. On March 21, 2000, the arbitration panel denied THP's motion to dismiss and scheduled the arbitration to take place in late August, 2000. While the Company intends to vigorously pursue this claim, at this time, the Company is unable to assess the likelihood that it will prevail in its claim.

    On February 22, 2000, THP and PHP jointly demanded arbitration against the Company alleging that the Company overbilled THP and PHP, and THP and PHP overpaid the Company, in the approximate amounts of $1.3 million and $1 million, respectively. On March 20, 2000, the Company filed its answer and counterclaim and asserted that all amounts billed to, and paid by, THP and PHP were proper under the Agreements and that THP and PHP have improperly withheld payment in the approximate amount of $500,000 and $480,000, respectively. While the Company believes that it is owed these amounts from each of THP and PHP and intends to pursue vigorously its counterclaims, at this time, the Company is unable to assess the likelihood that it will prevail.

    In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to these disputes.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1999.


                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock began trading on The NASDAQ National Market tier of The NASDAQ Stock Market on August 15, 1996 under the symbol MIMS. The following table represents the high and low sales prices for the Company's Common Stock for the thirteen full calendar quarters since its initial trading date. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                                       MIM Common Stock
                                                     High           Low
                                                     ----           ---
1996:    Fourth Quarter                          $ 16.25         $  4.00

1997:    First Quarter                           $ 10.38         $  4.75
         Second Quarter                          $ 16.75         $  5.75
         Third Quarter                           $ 17.38         $  9.06
         Fourth Quarter                          $  9.88         $  3.63

1998:    First Quarter                           $  6.50         $  3.69
         Second Quarter                          $  6.44         $  4.00
         Third Quarter                           $  6.44         $  2.50
         Fourth Quarter                          $  5.00         $  2.28

1999:    First Quarter                           $  4.44         $  2.13
         Second Quarter                          $  3.13         $  2.00
         Third Quarter                           $  3.00         $  1.69
         Fourth Quarter                          $  4.63         $  1.50

    The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

    As of March 10, 2000, there were 112 stockholders of record in addition to approximately 3,140 stockholders whose shares were held in nominee name.

    For purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this report, it has been assumed that all outstanding shares were held by non-affiliates except for shares held by directors and executive officers of the Company and any persons disclosed as beneficial owners of greater than 10% of the Company's outstanding securities. However, this should not be deemed to constitute an admission that all directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

    During the three months ended December 31, 1999, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

    From August 14, 1996 through December 31, 1999, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts (in thousands):

Construction of plant, building and facilities ..........................$     -
Purchase and installation of machinery and equipment ....................$ 6,518
Purchases of real estate ................................................$     -
Acquisition of other businesses .........................................$ 2,325
Repayment of indebtedness ...............................................$     -
Working capital .........................................................$17,606
Temporary investments:
        Marketable securities ...........................................$ 5,033
        Overnight cash deposits .........................................$15,306

    To date, the Company has expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering however, as disclosed in the prospectus, the Company intended to apply approximately $18.6 million of Offering proceeds to fund such expansion. The Company has determined not to apply any material portion of the Offering proceeds to fund the expansion of this business.

Item 6.  Selected Consolidated Financial Data

    The selected consolidated financial data presented below should be read in conjunction with Item 7 of this report and with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

                                                                              Year Ended December 31,
                                                                     (in thousands, except per share amounts)
                                          ------------------------------------------------------------------------------------------
Statement of Operations Data                     1999               1998               1997               1996               1995
------------------------------------------------------------------------------------------------------------------------------------

Revenue                                        $377,420           $451,070          $242,291           $283,159           $213,929
Special charges                                   6,029 (1)          3,700 (2)                           26,640 (3)
                                                                                           -                                     -
Net (loss) income                                (3,785)             4,271           (13,497)           (31,754)            (6,772)
Net (loss) income per basic share                 (0.20)              0.28             (1.07)             (3.32)             (1.43)
Net (loss) income per diluted share (4)           (0.20)              0.26             (1.07)             (3.32)             (1.43)
Weighted average shares outstanding
   used in computing net income per
   basic share                                   18,660             15,115            12,620              9,557              4,732
Weighted average shares outstanding
   used in computing net income per
   diluted share                                 18,660             16,324            12,620              9,557              4,732


                                                                                        December 31,
                                                                          (in thousands, except per share amounts)
                                                 -----------------------------------------------------------------------------------
Balance Sheet Data                                            1999           1998         1997            1996         1995
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                                  $ 15,306      $  4,495      $  9,593       $  1,834      $  1,804
Investment securities                                         5,033        11,694        22,636         37,038             -
Working capital (deficit)                                     8,995        19,823         9,333         19,569       (12,080)
Total assets                                                115,683       110,106        62,727         61,800        18,924
Capital lease obligations,
   net of current portion                                       718           598           756            375           110
Long-term debt, net of current portion                        2,279         6,185 (5)         -              -             -
Stockholders' equity (deficit)                               35,187        39,054        16,810         30,143       (11,524)




----------------------------

(1) In 1999, the Company recorded $6,029 of special charges for estimated losses on contract receivables (see Note 7 to the Consolidated Financial Statements).
(2) In 1998, the Company recorded $1.5 million and $2.2 million non-recurring charges, respectively, against earnings in connection with the negotiated termination of the RxCare relationship and amounts paid in settlement of the Federal and State of Tennessee investigation relating to the conduct of two former officers of the Company prior to the Offering, respectively. Excluding these items, net income for 1998 would have been $8.0 million, or $0.48 per share.
(3) In 1996, the Company recorded a $26.6 million non-recurring, non-cash stock option charge in connection with the grant by the Company's then majority stockholder of certain options to then unaffiliated third parties, who later became officers of the Company.
(4) The historical diluted loss per common share for the years 1999, and 1997 through 1995 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.
(5) This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental.

                          * * * * * * * * * * * * * * *

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the effect of year 2000 problems on the Company's operations, the likely outcome of, and the effect of legal proceedings or investigations on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources, and the existence of complex laws and regulations relating to the Company's business. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

Overview

    The Company is an independent pharmacy benefit management, e-commerce and specialty pharmacy organization that partners with MCOs and healthcare providers to control prescription drug costs. The Company provides its customers with innovative pharmacy benefit products and services utilizing clinically sound guidelines to ensure cost control and quality care. The Company, through its MIMRx.com subsidiary, also designs and administers custom private label pharmacies and/or fulfillment services for its affinity partners and other businesses, desiring a retail e-commerce pharmacy capability. The Company develops and implements specialized clinical management programs that utilize the Company's clinical and fulfillment expertise to serve groups of individuals afflicted with diseases requiring long-term maintenance therapies. A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare program. At December 31, 1999, the Company provided PBM services to 107 health plan sponsors with an aggregate of approximately 3.1 million plan members, of which TennCare represented seven MCO's with approximately 1.2 million plan members. The TennCare Contracts accounted for 54.0% of the Company's revenues at December 31, 1999, and 72.2% of the Company's revenues at December 31, 1998.

Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998

    For the year ended December 31, 1999, the Company recorded revenues of $377.4 million compared with 1998 revenues of $451.0 million, a decrease of $73.6 million. Contracts with TennCare sponsors accounted for decreased revenues of $122.0 million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's previously managed under the RxCare Contract. In addition, PBM services to another TennCare MCO previously managed under the RxCare Contract did not begin until May 1, 1999. The loss of these contracts represents $71.3 million and $47.6 million, respectively, of the decrease in revenue with additional decreases in other contracts with TennCare sponsors of approximately $3.1 million. Commercial revenue increased $69.8 million, offset by a decrease of $21.4 million due to the loss of a contract with a Nevada-based managed care organization, representing a net increase of $48.4 million in commercial revenue. The overall decrease in revenues was partially offset by an increase in revenues of $22.9 million as a result of the Company's acquisition of Continental.

    Cost of revenue for 1999 decreased to $347.1 million from $421.4 million for 1998, a decrease of $74.3 million. Cost of revenue with respect to contracts with TennCare sponsors decreased $108.6, million as the Company did not retain contracts as of January 1, 1999 with the two TennCare BHO's previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $68.5 million and $46.0 million, respectively, of the decrease, with additional increases in other contracts with TennCare sponsors of approximately $5.9 million. Cost of revenue from commercial business increased $60.2 million which included a decrease in cost of revenue of $25.9 million due to the loss of a contract with a Nevada-based MCO, representing a net increase of $34.3 million. Such decreases in cost of revenue were partially offset by increases of $17.1 million as a result of the Company's acquisition of Continental. As a percentage of revenue, cost of revenue decreased to 92.0% for the twelve months ended December 31, 1999 from 93.4% for the twelve months ended December 31, 1998, a decrease of 1.4%. This decrease is primarily due to the contribution of Continental's mail service drug distribution business which experienced higher profit margins than historically experienced by the Company's PBM business.

    For the years ended December 31, 1999 and 1998 approximately 32% of the company's revenues were generated from capitated or other risk-based contracts. Effective January 1, 1999, the Company began providing PBM services directly to five of the six TennCare MCO's previously managed under the RxCare Contract. The Company is compensated on a capitated basis under three of the five TennCare contracts, thereby increasing the Company's financial risk in 1999 as compared to 1998. Based upon its present contracted arrangements, the Company anticipates that approximately 20% of its revenues in 2000 will be derived from capitated or other risk-based contracts.

    For the year ended December 31, 1999, gross profit increased $0.6 million to $30.3 million, from $29.7 million at December 31, 1998. Gross profit decreases of $13.4 million in TennCare business resulted primarily from the termination of the two TennCare BHO contracts, as well as increases in costs on some of the capitated contracts. Gross profit decreases in TennCare business were offset by increases in gross profit of $8.3 million in commercial business, and increases of $5.7 million contributed by the Company's acquisition of Continental.

    General and administrative expenses increased $4.9 million to $28.0 million in 1999 from $23.1 million in 1998, an increase of 21.3%. The acquisition of Continental comprised $4.5 million of the increase and the remaining $0.4 million increase was attributable to expenses associated with an expanded national sales effort and additional operations support needed to service new business. As a percentage of revenue, general and administrative expenses increased to 7.4% in 1999 from 5.1% in 1998.

    On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the Company received $4.2 million, including $0.6 million of unpaid rebates to Xantus which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge of $2.7 million for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies. The Company does not believe that the failure to collect such amounts will have a material adverse effect on the Company's business or operations.

    The Company has been disputing several improper reductions of payments by THP and PHP. These reductions relate to a supposed coordination of benefits issue raised by THP related to services provided in prior years and a dispute over items allowed to be billed in addition to the Company's capitated rate under the contracts with THP and PHP. The contracts with these organizations require the disputes be arbitrated. While the Company believes that it is owed these amounts from each of THP and PHP and intends to pursue vigorously its counterclaims, at this time, the Company is unable to assess the likelihood that it will prevail. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to these disputes.

    For the year ended December 31, 1999, the Company recorded amortization of goodwill and other intangibles of $1.1 million in connection with its acquisition of Continental, compared to $0.3 million in 1998. This increase reflects an entire year of amortization in 1999.

    For the year ended December 31, 1999, the Company recorded interest income of $1.0 million compared to $1.7 million for the year ended December 31, 1998, a decrease of $0.7 million.

    For the year ended December 31, 1999, the Company recorded a net loss of $3.8 million or $0.20 per share. This compares with net income of $4.3 million, or $0.28 per share for the year ended December 31, 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997

    For the year ended December 31, 1998, the Company recorded revenue of $451.1 million, an increase of $208.8 million over the prior year. Approximately $62.6 million of the increase in revenues resulted from increased commercial business, including $19.4 million from a Nevada-based managed care organization (the "Nevada Plans"). The acquisition of Continental resulted in increased revenues of $23.1 million, including $13.6 million attributable to mail order pharmacy services. The increase in commercial revenues resulted from managing an additional 91 plans covering an additional 207,000 lives under new and existing commercial plans. Revenue from TennCare contracts increased approximately $123.1 million as a result of two contracts entered into in the fourth quarter of 1997 ($85.1 million), contract renewals on more favorable terms and increased enrollment in the TennCare plans ($63.0 million) which was partially offset by a decrease in revenues of $25.0 million resulting from the restructuring of a major TennCare contract in April 1997.

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

    Cost of revenue for the year ended December 31, 1998, increased $182.4 million to $421.4 million compared to the prior year. New commercial contracts together with increased enrollment in existing commercial plans accounted for $54.0 million of the increase in cost of revenue, including $20.2 million relating to the Nevada Plans. Costs attributable to the acquisition of Continental accounted for $18.4 million of the increase in cost of revenue. Costs related to TennCare contracts increased cost of revenue $110.0 million. Costs relating to the two new TennCare contracts accounted for $80.3 million of such increase, while increased enrollment in existing TennCare plans increased cost of revenue $58.7 million. These cost increases were offset by the restructuring of a major TennCare contract in April 1997, which resulted in a decrease in cost of revenue of $25.5 million. As a percentage of revenue, cost of revenue decreased to 93.4% for the year ended December 31, 1998, from 98.6% for the year ended December 31, 1997, primarily as a result of contract renewals on more favorable terms.

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

    Selling, general and administrative expenses were $23.1 for the year ended December 31, 1998, an increase of $4.0 million as compared to $19.1 million for the year ended December 31, 1997. The acquisition of Continental accounted for $3.8 million of the increase. The remaining $0.2 million increase in expenses reflects expenditures incurred in connection with the Company's continuing commitment to enhance its ability to manage efficiently pharmacy benefits by investing in additional operational and clinical personnel and information systems to support new and existing customers, partially offset by lower legal costs. As a percentage of revenue, selling, general and administrative expenses decreased 5.1% for the year ended December 31, 1998, from 7.9% for the year ended December 31, 1997, as revenue increases did not result in proportional increases in expenditures.

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

    For the year ended December 31, 1998, the Company recorded net income of $8.0 million, or $0.48 per diluted share, before recording the $1.5 million and $2.2 million non-recurring charges for the RxCare Settlement and Tennessee Settlement, respectively. Net income for the year ended December 31, 1998, after recording the non-recurring charges, was $4.3 million, or $0.26 per diluted share. For the year ended December 31, 1997, the Company recorded a net loss of $13.5 million or ($1.07) per diluted share.

Liquidity and Capital Resources

    The Company utilizes both funds generated from operations, if any, and funds raised in the Offering for capital expenditures and working capital needs. For the year ended December 31, 1999, net cash provided to the Company by operating activities totaled $12.9 million primarily due to an increase in claims payable of $6.8 million and an increase of payables to plan sponsors of $7.7 million. The increase in claims payable reflects an increase in the PBM business. The increase in payables to plan sponsors and others is primarily a result of increased manufacturer's rebates, which are shared with certain clients under rebate sharing agreements. Receivables increased by $4.7 million due to a higher percentage of fee-for-service contracts in 1999.

    Investing activities generated $2.6 million in cash from proceeds of maturities of investment securities of $13.7 million, offset by the purchases of $7.0 million. This was further offset by the purchase of $2.2 million in equipment. A portion of these purchases was for upgrading computer software and hardware. The increase in amounts due from affiliates of the Company consists of the loan in April 1999 to its Chairman and Chief Executive Officer, in the amount of $1.7 million.

    In 1999, $4.7 million was used for financing activities. Debt acquired with the Continental acquisition decreased by $3.9 million. Treasury stock was purchased for $0.3 million in March 1999.

    At December 31, 1999, the Company had working capital of $9.0 million compared to $19.8 million at December 31, 1998. Cash and cash equivalents increased to $15.3 million at December 31, 1999, compared with $4.5 million at December 31, 1998. The Company had investment securities held to maturity of $5.0 million and $11.7 million at December 31, 1999 and 1998, respectively.

    On February 4, 2000, the Company, through its principal pharmacy benefit management operating subsidiary, MIM Health Plans, Inc. ("Health Plans"), secured a $30.0 million revolving credit facility (the "Facility"). The Facility will be used by the Company for general working capital purposes, capital expenditures and for future acquisitions. In addition, a portion of the Facility is available to the Company for the further development of the Company's e-commerce and operations. The Facility has a three year term and provides for borrowing of up to $30.0 million at a rate of interest selected by the Company equal to the Index Rate (defined as the base rate on corporate loans at large U.S. money center commercial banks, as quoted in the Wall Street Journal), plus a margin or a London InterBank Offered Rate plus a margin. Health Plans' obligations under the Facility are secured by a first priority security interest in all of Health Plans' receivables as well as other related collateral. Health Plans' obligations under the Facility are guaranteed by the Company.

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

    At December 31, 1999, the Company had, for tax purposes, unused net operating loss carry forwards of approximately $43.0 million which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation is approximately $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

    The  Company  also  may  pursue   joint   venture   arrangements,   business
acquisitions and other transactions designed to expand its PBM, e-commerce or specialty pharmacy businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

     From January 1994 through December 31, 1998, the Company provided a broad range of PBM services on behalf of RxCare, to the TennCare, TennCare Partners and other commercial PBM clients under the RxCare Contract. A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to MCO's participating in the State of Tennessee's TennCare program and BHO's participating in the State of Tennessee's TennCare Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services to the TennCare MCO's as a subcontractor to RxCare.

    The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCO's for the TennCare lives previously managed under the RxCare Contract as well as substantially all TPAs and employer groups previously managed under the RxCare Contract.

    On November 30, 1999, the Governor of the State of Tennessee announced a series of proposed reforms for the TennCare program (the "TennCare reforms"), one of which was to have the State of Tennessee assume responsibility for the provision of pharmacy benefits for TennCare recipients, effective July 1, 2000. In connection with that proposal, on December 15, 1999, the State of Tennessee issued a Request for Proposal (the "RFP") for the provision of such benefits. The Company was a recipient of the RFP and is in the process of responding to it.

    The implementation of all or a portion of these proposed TennCare reforms requires both legislative and regulatory approval. Which reforms will actually be implemented and the timing thereof has not been determined. The implementation of all or a portion of these reforms could have a material adverse effect on the Company's business, operations and financial performance. The failure of the Company to be awarded the RFP would have a material adverse impact on the Company's business and financial performance.

    As a result of providing capitated PBM services to certain TennCare MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts and other risk-based arrangements. Risk-based business represented approximately 32% of the Company's revenues while non-risk business (including mail order services) represented approximately 68% of the Company's revenues for the years ended December 31, 1999 and 1998. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts, as higher utilization positively impacts profitability under fee-for-service (or non-risk-based) arrangements. The Company presently anticipates that approximately 20% of its revenues in fiscal 2000 will be derived from risk-based arrangements.

    Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on risk-based arrangements. Because plan sponsors are responsible for the payment of prescription costs in non risk-based arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase risk-based contract rates on new contracts and upon renewal of existing risk-based contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The potential greater proportion of non-risk contracts with the Company's customers in 1999 compared to prior years mitigates the potential adverse effects of price increases, although no assurance can be given that the recent trend towards non-risk arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

    Generally, loss contracts arise only on capitated or other risk-based contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability of the Company to restrict its MCO clients' formularies to the extent anticipated by the Company at the time contracted PBM services are implemented, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no loss contracts and management does not believe that there is an overall trend towards losses on its existing capitated contracts.

Year 2000 Disclosure

    The so-called "year 2000 problem" concerns the inability of information systems, primarily computer software programs, to recognize properly and process date sensitive information following December 31, 1999. The Company committed substantial resources (approximately $2.4 million) over the past three years to improve its information systems ("IS project"). The Company has used this IS project as an opportunity to evaluate its state of readiness and identify and quantify risks associated with any potential year 2000 issues. The Company did not experience any material year 2000 problems and was not required to incur additional expenses.

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

                                               2000         2001        2002            2003            2004          Thereafter
                                          -----------------------------------------------------------------------------------------

Short-term investments:
      Fixed rate investments                   5,000           -           -               -               -                   -
      Weighted average rate                    7.45%           -           -               -               -                   -

Long-term investments:
      Fixed rate investments                       -           -           -               -               -                   -
      Weighted average rate                        -           -           -               -               -                   -

Long-term debt:
      Variable rate instruments                  493       2,279           -               -               -                   -
      Weighted average rate                    8.62%       8.41%           -               -               -                   -



    In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate for that instrument at December 31, 1999, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

    At December 31, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

    Because management does not believe that its exposure to interest rate market risk is material at this time, the Company has not developed or implemented a strategy to manage this market risk though the use of derivative financial instruments or otherwise. The Company will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that risk as appropriate.

Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To MIM Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of MIM Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                               ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 18, 2000 (except with respect
to the matter described in Note 7, as
to which the date is March 21, 2000)

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                    (In thousands, except for share amounts)

                                                                                      1999                     1998
                                                                               ------------------       ------------------
ASSETS
Current assets
    Cash and cash equivalents                                                           $ 15,306                  $ 4,495
    Investment securities                                                                  5,033                   11,694
    Receivables, less allowance for doubtful accounts of $8,576 and $2,039
         at December 31, 1999 and December 31, 1998, respectively                         62,919                   64,747
    Inventory                                                                                777                    1,187
    Prepaid expenses and other current assets                                              1,347                      857
                                                                               ------------------       ------------------
         Total current assets                                                             85,382                   82,980

Other investments                                                                          2,347                    2,311
Property and equipment, net                                                                5,942                    4,823
Due from affiliate and officer, less allowance for doubtful accounts of $403
         at December 31, 1999 and December 31, 1998, respectively                          1,849                       34
Other assets, net                                                                            202                      563
Intangible assets, net                                                                    19,961                   19,395
                                                                               ------------------       ------------------
         Total assets                                                                  $ 115,683                $ 110,106
                                                                               ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of capital lease obligations                                           $ 514                    $ 277
    Current portion of long-term debt                                                        493                      208
    Accounts payable                                                                       5,039                    6,926
    Claims payable                                                                        39,702                   32,855
    Payables to plan sponsors                                                             24,171                   16,490
    Accrued expenses                                                                       6,468                    6,401
                                                                               ------------------       ------------------
         Total current liabilities                                                        76,387                   63,157

Capital lease obligations, net of current portion                                            718                      598
Long-term debt, net of current portion                                                     2,279                    6,185
Commitments and contingencies
Minority interest                                                                          1,112                    1,112

Stockholders' equity
    Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         no shares issued or outstanding                                                       -                        -
    Common stock, $.0001 par value; 40,000,000 shares authorized,
        18,829,198 and 18,090,748 shares issued and outstanding
         at December 31, 1999 and December 31, 1998, respectively                              2                        2
    Treasury stock, 100,000 shares at cost                                                  (338)                       -
    Additional Paid in Capital                                                            91,614                   91,603
    Accumulated deficit                                                                  (54,575)                 (50,790)
    Stockholder notes receivable                                                          (1,516)                  (1,761)
                                                                               ------------------       ------------------
                                                                               ------------------       ------------------
         Total stockholders' equity                                                       35,187                   39,054
                                                                               ------------------       ------------------

         Total liabilities and stockholders' equity                                    $ 115,683                $ 110,106
                                                                               ==================       ==================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                    (In thousands, except for share amounts)

                                                                   1999                    1998                      1997
                                                            ------------------    --------------------     ---------------------

Revenue                                                          $ 377,420               $ 451,070                 $ 242,291

Cost of revenue                                                    347,115                 421,374                   239,002
                                                            ------------------    --------------------     ---------------------

        Gross profit                                                30,305                  29,696                     3,289

General and administrative expenses                                 28,009                  23,092                    19,098
Amortization of goodwill and other intangibles                       1,064                     330
Special charges                                                      6,029                   3,700                         -
                                                            ------------------    --------------------     ---------------------

        (Loss) income from operations                               (4,797)                  2,574                   (15,809)

Interest income, net                                                 1,012                   1,712                     2,295
Other                                                                    -                     (15)                       17
                                                            ------------------    --------------------     ---------------------

        Net (loss) income                                           (3,785)                  4,271                   (13,497)
                                                            ==================    ====================     =====================


Basic (loss) income per common share                                 (0.20)                   0.28                     (1.07)
                                                            ==================    ====================     =====================

Diluted (loss) income per common share                               (0.20)                   0.26                     (1.07)
                                                            ==================    ====================     =====================

Weighted average common shares used
        in computing basic (loss) income per share                  18,660                  15,115                    12,620
                                                            ==================    ====================     =====================

Weighted average common shares used
        in computing diluted (loss) income per share                18,660                  16,324                    12,620
                                                            ==================    ====================     =====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                           Common Stock       Treasury Stock  Additional Paid-In Capital     Accumulated Deficit
                                     --------------------------------------------------------------------------------------------

 Balance December 31, 1996                         $ 1                  $ -                     $ 73,443              $ (41,564)
                                     ==================    =================    =========================    ===================


Stockholder loans, net                               -                    -                            -                      -
Exercise of stock options                            -                    -                          113                      -
Non-employee stock option
   compensation expense                              -                    -                           29                      -
Net loss                                             -                    -                            -                (13,497)
                                     ------------------    -----------------    -------------------------    -------------------

Balance December 31, 1997                            1                    -                       73,585                (55,061)
                                     ==================    =================    =========================    ===================


Stockholder loans, net                               -                    -                            -                      -
Shares issued in connection with
   Continental acquisition                           1                    -                       17,997                      -
Exercise of stock options                            -                    -                            5                      -
Non-employee stock option
   compensation expense                              -                    -                           16                      -
Net income                                           -                    -                            -                  4,271
                                     ------------------    -----------------    -------------------------    -------------------

Balance December 31, 1998                            2                    -                       91,603                (50,790)
                                     ==================    =================    =========================    ===================

Payments of stockholder loans                        -                    -                            -                      -
Exercise of stock options                            -                    -                            5                      -
Non-employee stock option
   compensation expense                              -                    -                            6                      -
Purchase of treasury stock                           -                 (338)                           -                      -
Net loss                                             -                    -                            -                 (3,785)
                                     ------------------    -----------------    -------------------------    -------------------

Balance December 31, 1999                          $ 2               $ (338)                    $ 91,614              $ (54,575)
                                     ==================    =================    =========================    ===================




                                Stockholder Notes Receivable         Total Stockholders' Equity
                                ---------------------------------------------------------------

 Balance December 31, 1996                         $ (1,737)                           $ 30,143
                                     =======================    ================================


Stockholder loans, net                                   22                                  22
Exercise of stock options                                 -                                 113
Non-employee stock option
   compensation expense                                   -                                  29
Net loss                                                  -                             (13,497)
                                     -----------------------    --------------------------------

Balance December 31, 1997                            (1,715)                             16,810
                                     =======================    ================================


Stockholder loans, net                                  (46)                                (46)
Shares issued in connection with
   Continental acquisition                                -                              17,998
Exercise of stock options                                 -                                   5
Non-employee stock option
   compensation expense                                   -                                  16
Net income                                                -                               4,271
                                     -----------------------    --------------------------------

Balance December 31, 1998                            (1,761)                             39,054
                                     =======================    ================================

Payments of stockholder loans                           245                                 245
Exercise of stock options                                 -                                   5
Non-employee stock option
   compensation expense                                   -                                   6
Purchase of treasury stock                                -                                (338)
Net loss                                                  -                              (3,785)
                                     -----------------------    --------------------------------

Balance December 31, 1999                          $ (1,516)                           $ 35,187
                                     =======================    ================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                 (In thousands)

                                                                               1999           1998          1997
                                                                               ----           ----          ----

Cash flows from operating activities:
      Net (loss) income                                                      $ (3,785)      $ 4,271      $ (13,497)
      Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation, amortization and other                                  3,220         1,693          1,074
          Stock option charges                                                      6            16             29
          Provision for losses on receivables and due from affiliates           6,537            58            501
      Changes in assets and liabilities, net of effect from purchase of
      Continental:
          Receivables                                                          (4,709)      (31,864)        (5,318)
          Inventory                                                               410          (365)             -
          Prepaid expenses and other current assets                              (490)          142            241
          Accounts payable                                                     (1,887)         (339)          (631)
          Deferred revenue                                                          -        (2,799)         2,799
          Claims payable                                                        6,847         5,274          9,701
          Payables to plan sponsors and others                                  7,681         5,651            665
          Accrued expenses                                                       (934)        1,885          1,353
                                                                         -------------  ------------  -------------
               Net cash provided by (used in) operating activities             12,896       (16,377)        (3,083)
                                                                         -------------  ------------  -------------

Cash flows from investing activities:
          Purchases of property and equipment                                  (2,180)       (2,173)        (1,575)
          Purchases of investment securities                                   (7,070)      (28,871)       (27,507)
          Maturities of investment securities                                  13,731        39,814         41,909
          Costs of acquisition, net of cash acquired                             (669)         (750)             -
          Purchases of other investments                                          (36)          (25)        (2,300)
          Stockholder notes receivable, net                                       245           (46)            22
          Due from affiliates, net                                             (1,815)          (34)           425
          Decrease (increase) in other assets                                     361          (121)           (48)
                                                                         -------------  ------------  -------------
               Net cash provided by investing activities                        2,567         7,794         10,926
                                                                         -------------  ------------  -------------

Cash flows from financing activities:
          Principal payments on capital lease obligations                        (699)         (132)          (197)
          (Decrease) increase in debt                                          (3,620)        3,612              -
          Proceeds from exercise of stock options                                   5             5            113
          Purchase of treasury stock                                             (338)            -              -
                                                                         -------------  ------------  -------------
               Net cash (used in) provided by financing activities             (4,652)        3,485            (84)
                                                                         -------------  ------------  -------------

Net decrease in cash and cash equivalents                                      10,811        (5,098)         7,759

Cash and cash equivalents--beginning of period                                  4,495         9,593          1,834
                                                                         -------------  ------------  -------------

Cash and cash equivalents--end of period                                     $ 15,306       $ 4,495        $ 9,593
                                                                         =============  ============  =============



                                   (continued)

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                 (In thousands)


Supplemental Disclosures:

The Company paid $277, $186, and $41 for interest for each of the years ended December 31, 1999, 1998, and 1997, respectively.

Capital lease obligations of $807, $40, and $587 were incurred for each of the years ended December 31, 1999, 1998, and 1997, respectively.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands, except for share and per share amounts)

NOTE 1--NATURE OF BUSINESS

Corporate Organization

    MIM Corporation (the "Company") is an independent pharmacy benefit management, e-commerce and specialty pharmacy organization that partners with managed care organizations and healthcare providers to control prescription drug costs. MIM provides its customers with innovative pharmacy benefit products and services utilizing clinically sound guidelines to ensure cost control and quality care. The Company, through its MIMRx.com subsidiary, develops and supports customized websites that customers use to access mail order pharmacy services. The Company develops and implements specialized clinical management programs that utilize the Company's clinical and fulfillment expertise to serve groups of individuals afflicted with diseases requiring long-term maintenance medications.

Business

    The Company operates a single segment business with several components and derives its revenues primarily from agreements to provide pharmacy benefit management ("PBM") services to various health plan sponsors in the United States. As part of its operations, the Company has mail order and e-commerce business components. These components were a part of the Continental acquisition and as such the Company had no mail order revenue until 1998. Net sales and operating contribution for these components for the two years ended December 31, 1999 and 1998, respectively, are presented below:

                                        Net Sales by Component

                                      1999                              1998
                                      ----                              ----
                                                Percent                         Percent
Component                         Sales        of Total           Sales         of Total
----------------------------------------------------------------------------------------
PBM                            $ 342,679           91%         $ 440,193            98%
Mail Order and E-Commerce         33,779            9%            10,391             2%
Corporate and All Others             962            0%               486             0%
                              -------------------------   ------------------------------

Total Sales                    $ 377,420          100%         $ 451,070           100%
                              =========================   ==============================



                      Operating Contribution by Component


                                                  Operating Profit
                                      -----------------------------------------
Component                                    1999                  1998
-------------------------------------------------------------------------------
PBM                                              $ 1,652               $ 6,849
Mail Order and E-Commerce                          1,011                   359
Corporate and All Others                          (7,460)               (4,634)
                                      -------------------   -------------------

Total Operating (Loss) Profit                   $ (4,797)              $ 2,574
                                      ===================   ===================

    A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCO's") participating in the State of Tennessee's TennCare program and behavioral health organizations ("BHO's") participating in the State of Tennessee's TennCare

Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services to the TennCare MCO's as a subcontractor to RxCare of Tennessee, Inc. ("RxCare"). RxCare is a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. Under the agreement with RxCare, the Company performed essentially all of RxCare's obligations under its PBM agreements plan sponsors and paid RxCare certain amounts including a share of the profit from the contracts, if any.

    The Company and RxCare did not renew the RxCare Contract which expired on December 31, 1998 (see Note 4). The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCO's for the TennCare lives previously managed, under the RxCare Contract, as well as substantially all third party administrators ("TPA's") and employer groups previously managed under the RxCare Contract.

    On August 24, 1998, the Company completed its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries (collectively, "Continental"), a company which provides PBM services and mail order pharmacy services. The acquisition was treated as a purchase for financial reporting purposes. The Company issued 3,912,448 shares of Common Stock as consideration for the purchase. The aggregate purchase price, including costs of acquisition of $2,681, approximated $21,081. The fair value of assets acquired approximated $11,100 and liabilities assumed approximated $11,800, resulting in approximately $20,129 of goodwill and $1,224 of other intangible assets which will be amortized over their estimated useful lives (25 years for goodwill and six and four years, respectively, for other intangibles). The consolidated financial statements include the results of Continental from the date of acquisition.

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

                                            Year ended December 31,
                                            -----------------------
                                           1998              1997
                                           ----              ----
Revenues............................    $ 491,716         $ 289,571
Net income (loss)...................    $   4,836         $ (12,896)
Basic earnings (loss) per share.....    $    0.27         $   (0.78)
Diluted earnings (loss) per share...    $    0.26         $   (0.78)



    The pro forma amounts above include $65,958 and $47,280 of revenues from the operations of Continental for the years ended December 31, 1998, and December 31, 1997, respectively.

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

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets is as follows:

Asset                                              Useful Life
-----                                              -----------
Computer and office equipment............            3-5 years
Furniture and fixtures...................            5-7 years

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

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets represent the cost in excess of the fair market value of the tangible net assets acquired in connection with the acquisition of Continental. Amortization expense for the years ending December 31, 1999 and 1998, were $1,064 and $330, respectively. Goodwill is amortized over twenty five years and other intangible assets are amortized over four to six years.

Long-Lived Assets

    The Company periodically reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe that any such change has occurred.

Deferred Revenue

     Deferred revenues represent fees received in advance from certain plan sponsors and are recognized as revenue in the month these fees are earned.

Claims Payable

    The Company is responsible for all covered prescriptions provided to plan members during the contract period. At December 31, 1999 and 1998, certain prescriptions were dispensed to members for which the related claims had not yet been presented to the Company for payment. Estimates of $1,270 and $2,523 at December 31, 1999 and 1998, respectively, for these claims are included in claims payable.

Payables to Plan Sponsors

     Payables  to  plan  sponsors   represent  the  sharing  of   pharmaceutical
manufacturers' rebates with the plan sponsors.

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

     Capitation payments under risk-based contracts are based upon the latest eligible member data provided to the Company by the plan sponsor. On a monthly basis, the Company recognizes revenue for those members eligible for the current month, plus or minus capitation amounts for those members determined to be retroactively eligible or ineligible for prior months under the contract. The amount accrued for net retroactive eligibility capitation payments are based upon management's estimates. Revenue for the years ended December 31, 1999, 1998 and 1997 was $121,617, $142,960 and $127,477, respectively.

     Generally, loss contracts arise only on risk-based capitated contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict formularies, resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses.

     Fee-for-Service Agreements. Under its fee-for-service PBM contracts, the Company provides covered pharmacy services to plan sponsor members and is reimbursed by the plan sponsor for the actual ingredient cost and pharmacist's dispensing fee of a prescription plus certain administrative fees. Revenue on these contracts is recognized when pharmacy services are reported to the Company by dispensing pharmacists through an on-line claims processing system. Fee-for-service revenue for the years ended December 31, 1999, 1998 and 1997 was $221,062, $297,233 and $114,814, respectively.

    Mail Order and e-Commerce Services. The Company's mail order and e-commerce services are available to any plan sponsor's members, as well as the general public. The Company's mail order and e-commerce facility dispenses the prescribed medication and bills the sponsor, the patient and/or the patient's health insurance company. Revenue is recorded when the prescription is shipped. The Company did not provide any mail order and e-commerce services prior to 1998.

Cost of Revenue

   Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. For the years ended December 31, 1999, 1998, and 1997, rebates earned net of rebate sharing arrangements on pharmacy benefit management contracts were $16,883, $21,996, and $13,290, respectively.

Income Taxes

   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates.

Earnings per Share

   Basic earnings (loss) per share is based on the average number of shares outstanding and diluted earnings per share is based on the average number of shares outstanding including common stock equivalents. For the years ended December 31, 1999 and 1997, diluted loss per share is the same as basic loss per share because the inclusion of common stock equivalents would be anti-dilutive.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                           1999              1998             1997
                                                           ----              ----             ----
Numerator:
         Net (loss) income.........................     ($3,785)           $4,271         ($13,497)
                                                     ===============   ===============  ===============

Denominator - Basic:
         Weighted average number of common
            shares outstanding.....................      18,660            15,115           12,620
                                                     ===============   ===============  ===============
         Basic (loss) income per share.............      ($0.20)            $0.28           ($1.07)
                                                     ===============   ===============  ===============

Denominator - Diluted:
         Weighted average number of common
            shares outstanding.....................      18,660            15,115           12,620
         Common share equivalents of outstanding
            stock options..........................           0             1,209                0
                                                     ---------------   ---------------  ---------------
         Total shares outstanding..................      18,660            16,324           12,620
                                                     ===============   ===============  ===============
         Diluted (loss) income per share...........      ($0.20)            $0.26           ($1.07)
                                                     ===============   ===============  ===============



Disclosure of Fair Value of Financial Instruments

   The Company's financial instruments consist mainly of cash and cash equivalents, investment securities (see Note 3), accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

   The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (See Note 9).

Reclassifications

   Certain amounts in the 1998 financial statements have been reclassified to conform to current year presentation.

NOTE 3--INVESTMENT SECURITIES AND OTHER INVESTMENTS

Investment Securities

      The Company's marketable investment securities are classified as held-to-maturity and are carried at amortized cost on the accompanying balance sheet as of December 31, 1999 and 1998. Management believes that it has the intent and ability to hold such securities to maturity. Amortized cost (which approximates fair value) of these securities as of December 31, 1999 and 1998 is as follows:

                                                            1999          1998
                                                            ----          ----
Held-to-maturity securities:
States and political subdivision................         $ 1,000       $ 1,353
Corporate securities............................           4,033        10,341
                                                         -------       -------
Total investment securities.....................         $ 5,033       $11,694
                                                         =======       =======


      The contractual maturities of all held-to-maturity securities at December 31, 1999 were one year or less.

Other Investments

     On June 23, 1997, the Company acquired an 8% interest in Wang Healthcare Information Systems Inc. ("WHIS") which markets PC-based clinical information systems to physicians utilizing patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock of WHIS, par value $0.01 per share, for an aggregate purchase price equal to $2,300. Due to WHIS issuing additional Convertible Preferred Stock (Series C), the Company's current interest in WHIS is 5%.

NOTE 4--RELATED PARTY TRANSACTIONS

    On October 1, 1998, the Company and RxCare amended the RxCare Contract. The amendment reflected the parties' mutual decision to terminate their relationship effective December 31, 1998 and permitted both parties to independently pursue business opportunities with current RxCare plan sponsors to become effective from and after January 1, 1999. The Company agreed to pay RxCare $1,500, and waive RxCare's payment obligations with respect to cumulative losses, including the outstanding advances of $800 which were previously reserved. The $1,500 was paid in November 1998 and is included in the statement of operations as a non-recurring charge. No amount was due RxCare for the years ended December 31, 1998 or 1997.

Other Activities

    The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by a former officer and director of the Company. Rent expense was approximately $56 for each of the years ended December 31, 1999, 1998, and 1997, respectively. The Company has spent an aggregate of approximately $513 for alterations and improvements to this space through December 31, 1999, which upon termination of the lease will revert to the lessor. The future minimum rental payments under this agreement are included in Note 7.

Stockholder Notes Receivable

    In April 1999, the Company loaned to its Chairman and Chief Executive Officer $1,700 evidenced by a promissory note secured by a pledge of 1,500,000 shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which such executive officer could pay Federal and state tax liabilities associated with the purchase of 1,500,000 shares of the Company's Common Stock, through the exercise of stock options, which were granted directly to such officer by the then majority stockholder of the Company.

    In June 1994, the Company advanced to a former executive officer, director and majority stockholder approximately $979 for purposes of acquiring a principal residence, $975 of which is secured by a first mortgage on the personal residence. In exchange for the funds, the Company received a promissory note, the aggregate outstanding principal balance of which was $780 at December 31, 1999 and $979 at December 31, 1998. The original note required repayment by June 15, 1997 with interest of 5.42% per annum payable monthly. The note was amended making the principal balance due and payable on June 15, 2000 together with 7.125% interest. Interest income on the notes for each of the years ended December 31, 1999, 1998, and 1997 was $56, $70, and $60, respectively.

    In August 1994, the Company advanced Alchemie $299 for the purposes of acquiring a building leased by the Company. The balance remaining on the advance was approximately $280 at December 31, 1999 and 1998. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $29 for each the years ended December 31,1999, 1998, and 1997, respectively. The note is secured by a lien on Alchemie's rental income.

    During 1995, the Company advanced to MIM Holdings $800 for certain consulting services to be performed for the Company in 1996 and paid $278 for certain expenses on behalf of MIM Holdings including $150 for consulting services to MIM Holdings by an officer of RxCare. These amounts, totaling $1,078, were recorded as a stockholder note receivable. $622 of such amount was recorded as a stockholder distribution during the first quarter of 1996 and the remaining balance of $456 bears interest at 10% per annum, payable quarterly in arrears, with principal due on March 31, 2001. The note is guaranteed by a former officer and director of the Company and further secured by the assignment to the Company of a note due to MIM Holdings in the aggregate principal amount of $100. The outstanding balance for each of the years ended December 31, 1999 and 1998 was $456. Interest income on the note for each of years ended December 31, 1999, 1998 and 1997, respectively was $46.

Indemnification

    Under certain circumstances, the Company may be obligated to indemnify and advance defense costs to two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary of the Company in connection with their involvement in the Federal and State of Tennessee investigation of which they are the subject. During 1999, the Company advanced and expensed $1,120 for Messrs. Corvese and Ryan's legal costs in this matter such amounts are included in selling, general and administrative expenses. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and future advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts may have to be advanced.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following at December 31:

                                                                              1999        1998
                                                                              ----        ----
Computer and office equipment, including equipment under capital leases      9,494       6,603
Furniture and fixtures                                                         758         546
Leasehold improvements                                                         756         613
                                                                          ---------------------
                                                                            11,008       7,762
Less:  Accumulated depreciation                                             (5,066)     (2,939)
                                                                          ---------------------
Property and equipment, net                                                  5,942       4,823
                                                                          =====================



NOTE 6--LONG TERM DEBT

    The Company's long term debt consists of a Revolving Note Agreement (the "Agreement") through May 2001 and installment note ("Installment Note I ") with a bank (the "Bank"), which were assumed by the Company in connection with the Continental acquisition. The Company may borrow up to $6,500 under the Agreement. Advances under the Agreement are limited to 85% of eligible receivables of Continental (as defined in the Agreement), and outstanding amounts bear interest at the Bank's prime rate (8.5% at December 31, 1999). At December 31, 1999, $4,403 was available for borrowing under the Agreement. Installment Note I bears interest at the Bank's prime rate plus 1.25% (9.75% at December 31, 1999) with payments due in monthly installments of $9 plus interest and with final payment due February 1, 2000, which was paid.

   The Agreement and Installment Note I is secured by all of the accounts receivable and furniture and equipment of Continental and Continental's obligations thereunder guaranteed are by the Company. Continental has also granted a security interest in its inventory, accounts receivable and furniture and equipment to a pharmaceutical vendor.

   Under the terms of the Agreement and Installment Note I, Continental is required to comply with certain financial covenants which, among other things, require Continental to maintain a specified level of net worth.

    The Company has a note payable to a former employee, assumed in connection with the Continental acquisition. The note bears interest at the greater of 9% or prime plus 1% (9.5% at December 31, 1999) and is payable in monthly installments of principal plus interest of $7 through June 30, 2001.

   Long-term debt consists of the following at December 31:

                                                              1999       1998
                                                           --------   --------
 Revolving Note                                            $ 2,097    $ 5,830
 Installment Note I                                            232        367
 Notes payable -- former employee                              123        196
 Other                                                         320          -
                                                           --------   --------
                                                             2,772      6,393
 Less:  Current portion                                        493        208
                                                           --------   --------
                                                           $ 2,279    $ 6,185
                                                           ========   ========

 Future maturities of long-term debt are as follows:
 2000                                                      $   493
 2001                                                        2,279
                                                           --------
 Total                                                     $ 2,772
                                                           ========


    On February 4, 2000, the Company, through its principal pharmacy benefit management operating subsidiary, MIM Health Plans, Inc. ("Health Plans"), secured a $30,000 revolving credit facility (the "Facility"). The Facility will be used by the Company for general working capital purposes, capital expenditures and for future acquisitions. In addition, a portion of the Facility is available to the Company for the further development of the Company's e-commerce operations under its MIMRx and Continental Pharmacy subsidiaries. The Facility has a three year term and provides for borrowing of up to $30,000 at a rate of interest selected by the Company equal to the Index Rate (defined as the base rate on corporate loans at large U.S. money center commercial banks, as quoted in the Wall Street Journal), plus a margin or a London InterBank Offered Rate plus a margin. Health Plans' obligations under the Facility are secured by a first priority security interest in all of Health Plans' receivables as well as other related collateral. Health Plans' obligations under the Facility are guaranteed by the Company.

NOTE 7--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received $4,200, including $600 of unpaid rebates to Xantus which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge of $2,700 for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies.

    As part of the Company's normal review process, the Company determined that each of the Company's agreements (collectively, the "Agreements") with Tennessee Health Partnership ("THP") and Preferred Health Partnership of Tennessee, Inc. ("PHP"), were not achieving profitability projections. As a result thereof, in the first quarter of 1999, and in accordance with the terms of the Agreements, the Company exercised its right to terminate the Agreements effective on September 28, 1999. Through a negotiated extension with THP and PHP, the Company continued to provide PBM services to their respective members through December 31, 1999.

    Despite this negotiated extension, there still exist disputes with respect to unpaid fees and other amounts between the Company and each of THP and PHP. On October 20, 1999, the Company demanded arbitration against THP with respect to approximately $2,300 arbitrarily withheld from the Company by THP during 1998. On February 15, 2000, THP responded by filing a motion to dismiss the arbitration on the grounds that the Company does not have standing under its agreement with THP to bring an arbitration proceeding. The Company opposed THP's motion on March 16, 2000. On March 21, 2000, the arbitration panel denied THP's motion to dismiss and scheduled the arbitration to take place in late August, 2000. While the Company intends to vigorously pursue this claim, at this time, the Company is unable to assess the likelihood that it will prevail in its claim.

    On February 22, 2000, THP and PHP jointly demanded arbitration against the Company alleging that the Company overbilled THP and PHP, and THP and PHP overpaid the Company, in the approximate amounts of $1,300 and $1,000, respectively. On March 20, 2000, the Company filed its answer and counterclaim and asserted that all amounts billed to, and paid by, THP and PHP were proper under the Agreements and that THP and PHP have improperly withheld payment in the approximate amount of $500 and $480, respectively. While the Company believes that it is owed these amounts from each of THP and PHP and intends to pursue vigorously its counterclaims, at this time, the Company is unable to assess the likelihood that it will prevail.

    In 1999, the Company recorded a special charge of $3,300 for estimated future losses related to these disputes.

    In 1998, the Company recorded a $2,200 non-recurring charge against earnings in connection with the conclusion of an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that the investigation will be fully resolved with this settlement.

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

Employment Agreements

    The Company has entered into employment agreements with certain key employees which expire at various dates through February 2004. Total minimum commitments under these agreements are approximately as follows:

2000...........................                       $ 1,540
2001...........................                         1,076
2002...........................                           936
2003...........................                           897
2004...........................                            78

                                               --------------
Total                                                 $ 4,527
                                               ==============


Operating Leases

    The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 are as follows:

2000...........................                   1,165
2001...........................                   1,124
2002...........................                   1,117
2003...........................                   1,056
2004...........................                     926
Thereafter.....................                   3,807

                                           ------------
Total                                           $ 9,195
                                           ============


    Rent expense for non-related party leased facilities and equipment was approximately $995, $809 and $477 for the years ended December 31, 1999, 1998 and 1997, respectively.

Capital Leases

    The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31 are as follows:

2000...............................................               $  595
2001...............................................                  551
2002...............................................                  212
                                                          --------------
Total minimum lease payments.......................                1,358
Less:  Amount representing interest................                  126
                                                          --------------
Obligations under leases...........................                1,232
Less:  Current portion of lease obligations........                  514
                                                          --------------
                                                                  $  718
                                                          ==============


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

    The effect of temporary differences which give rise to a significant portion of deferred taxes is as follows as of December 31:

                                                                                     1999           1998
                                                                                 -------------------------
Deferred tax assets (liabilities):
      Reserves and accruals not yet deductible for tax purposes............         $ 3,023       $ 2,415
      Net operating loss carryforward......................................          17,492        16,882
      Property Basis differences                                                        (48)           82
                                                                                 -------------------------
      Subtotal.............................................................          20,467        19,379
      Less:evaluation allowance............................................         (20,467)      (19,109)
                                                                                 -------------------------
Net deferred taxes.........................................................             $ -         $ 270
                                                                                 =========================



    It is uncertain whether the Company will realize the full benefit from its deferred tax assets, and it has therefore recorded a valuation allowance covering its net deferred tax asset. The Company will assess the need for the valuation allowance at each balance sheet date.

    There is no (benefit) provision for income taxes for the years ended December 31, 1999, 1998, and 1997. A reconciliation to the tax (benefit) provision at the Federal statutory rate is presented below:

                                                                    1999              1998             1997
                                                                 ------------------------------------------
Tax (benefit) provision at statutory rate......................  $ (1,286)          $ 1,452         $ (4,589)
State tax (benefit) provision, net of federal taxes............      (250)              282             (891)
Change in valuation allowance..................................     1,088            (1,886)           5,460
Amortization of goodwill and other intangibles.................       431               134                0
Other..........................................................        17                18               20
                                                                 -------------------------------------------
Recorded income taxes..........................................  $      -           $     -         $      -
                                                                 ============================================


    At December 31, 1999, the Company had, for tax purposes, unused net operating loss carry forwards of approximately $43,000 which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2,700. Actual utilization in any year will vary based on the Company's tax position in that year.

NOTE 9--STOCKHOLDERS' EQUITY

Stock Option Plans

    In May 1996, the Company adopted the MIM Corporation Amended and Restated 1996 Stock Incentive Plan, as amended in 1999, (the "Plan"). The Plan provides for the granting of incentive stock options (ISOs) and non-qualified stock options to employees and key contractors of the Company. Options granted under the Plan generally vest over a three-year period, but vest in full upon a change in control of the Company or at the discretion of the Company's compensation committee, and generally are exercisable for 10 to 15 years after the date of grant subject, in some cases, to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% shareholder). If non-qualified stock options are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest. 5,200,450 shares are authorized for issuance under The Plan. At December 31, 1999, 629,143 shares remained available for grant under the Plan.

    As of December 31, 1999 and 1998, the exercisable portion of outstanding options was 660,609 and 1,351,601 respectively. Stock option activity under the amended Plan through December 31, 1999 is as follows:

                                                                    Average
                                                       Options       Price
                                                    ---------------------------
Balance, December 31, 1996...................           4,083,581        $2.99
     Granted.................................              85,000        $9.49
     Canceled................................            (178,750)
     Exercised...............................          (1,294,550)
                                                    ---------------------------
Balance, December 31, 1997...................           2,695,281        $4.21
     Granted.................................             935,110        $4.28
     Canceled................................            (683,229)
     Exercised...............................            (843,150)
                                                    ---------------------------
Balance, December 31, 1998...................           2,104,012        $4.73
     Granted.................................             605,000        $2.59
     Canceled................................            (292,202)
     Exercised...............................            (738,450)
                                                    ---------------------------
Balance, December 31, 1999...................           1,678,360        $4.28
                                                    ===========================


   On April 17, 1998, the Company granted an officer an option to purchase 1,000,000 shares of Common Stock at $4.50 (then-current market price) in connection with his employment agreement to become the Company's President, Chief Operating Officer and Chief Financial Officer. This option was not granted under the Plan. Under this agreement, options with respect to 500,000 shares vested immediately upon his commencement of employment with the Company and the options covering the remaining 500,000 shares vest in two equal installments on the first two anniversary dates of the date of grant. These options expire 10 years from the date of grant. As of December 31, 1999, the exercisable portion of outstanding options was 750,000 shares.

   Effective July 6, 1998, each then current employee of the Company holding options under the Plan was offered an opportunity to reprice the exercise price of not less than all options granted at a particular exercise price to an exercise price of $6.50 per share. The average of the high and low sales price of the Common Stock on July 6, 1998 was $4.75 per share. In consideration of receiving repriced options, each employee agreed that all such repriced options, including those already vested, would become unvested and exercisable in three equal installments on the first three anniversaries of the date of the repricing. In connection with the repricing, an aggregate of approximately 473,000 shares was repriced to $6.50 per share.

    In July 1996, the Company adopted the MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan, as amended in 1999, (the "Directors Plan"). The purpose of the Directors Plan is to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company since the adoption of the Directors Plan. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. In March 1999, the Board of
Directors amended the Directors Plan increasing the shares authorized from 100,000 to 300,000 shares which was approved at the August 1999 Annual Stockholders Meeting. At December 31, 1999, options to purchase 40,000 shares are outstanding at an exercise price of $13.00 and options to purchase 60,000 shares are outstanding at an exercise price of $4.6875. At December 31, 1999, 60,000 shares under the Directors Plan were exercisable.

Accounting for Stock-Based Compensation

    The fair value of the Company's compensation cost for their stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the years ended December 31:

                              1999                        1998                       1997
                           -------------------------   -----------------------    -----------------------
                           As Reported     Pro Forma   As Reported   Pro Forma    As Reported   Pro Forma
                           -------------------------   -----------------------    -----------------------
Net (loss) income.......       ($3,785)     ($6,209)        $4,271     $2,742       ($13,497)   ($14,416)
Basic (loss) income
   per common  share....        ($0.20)      ($0.33)         $0.28      $0.18         ($1.07)     ($1.14)
Diluted (loss) income
   per common  share....        ($0.20)      ($0.33)         $0.26      $0.17         ($1.07)     ($1.14)



    Because the fair value method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of the amount of compensation expense to be recorded in future years. As pro forma compensation expense for options granted is recorded over the vesting period, future pro forma compensation expense may be greater as additional options are granted.

    The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    1999               1998                1997
Volatility                          96%                 98%                60%
Risk-free interest rate              6%                 5%                  5%
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

NOTE 10--CONCENTRATION OF CREDIT RISK

    The majority of the Company's revenues have been derived from TennCare contracts managed by the Company. The following table outlines contracts with plan sponsors having revenues and/or accounts receivable which individually exceeded 10% of the Company's total revenues and/or accounts receivables during the applicable time period:

                                                                                        Plan Sponsor
                                                        -------------------------------------------------------------------------
                                                            A         B          C         D          E         F         G
                                                        -------------------------------------------------------------------------
Year ended December 31, 1997
      % of total revenue                                   21%       10%        13%       10%         -         -         -
      % of total accounts receivable at period end          *         *          *         *          -         -         -
Year ended December 31, 1998
      % of total revenue                                   16%        -          -        11%        16%       12%        -
      % of total accounts receivable at period end          *         -          -         *          *        12%        -
Year ended December 31, 1999
      % of total revenue                                   13%        -         12%        -          -        14%       12%
      % of total accounts receivable at period end          *         -          *         -          -         *         *

--------------------------------------------------------
* Less than 10%.

NOTE 11--PROFIT SHARING PLAN

    The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded a $50 matching contribution for 1999 and 1998, and had no matching contributions for the year ended December 31, 1997.

                        MIM Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                         Balance at                    Charged to
                                                         Beginning      Charges to     Costs and    Other       Balance at End
                                                         of Period     Receivables      Expenses    Charges     of Period
                                                         -----------------------------------------------------------------------
                                                                                                                    <C
Year ended December 31, 1997
  Accounts receivable, . . . . . . . . . .. .              $ 1,088       $ (1,755)       $ 1,348      $ 705         $ 1,386
  Accounts receivable, other . . . . . . .. .              $ 2,157       $      -        $   203      $   -         $ 2,360
                                                         =======================================================================

Year ended December 31, 1998
  Accounts receivable, . . . . . . . . . .. .              $ 1,386       $    595        $    58      $   -         $ 2,039
  Accounts receivable, other . . . . . . .. .              $ 2,360       $ (1,957)       $     -      $   -         $   403
                                                         =======================================================================

Year ended December 31, 1999
  Accounts receivable, . . . . . . . . . .. .              $ 2,039       $      -        $ 6,537      $   -         $ 8,576
  Accounts receivable, other . . . . . . .. .              $   403       $      -        $     -      $   -         $   403
                                                         =======================================================================



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company.

Name                       Age         Position
----                       ---         --------


Richard H. Friedman         49         Chairman of the Board and Chief Executive Officer

Scott R. Yablon             48         President, Chief Operating Officer and Director

Louis A. Luzzi, Ph.D.       67         Director

Richard A. Cirillo.         49         Director

Louis DiFazio, Ph.D.        62         Director

Micheal Kooper              64         Director

Barry A. Posner             36         Vice President, Secretary and General Counsel

Edward J. Sitar             39         Vice President, Chief Financial Officer and Treasurer

Recie Bomar                 52         Vice President - Sales & Marketing

Rita M. Marcoux             39         Senior Vice President - Pharmacy Benefit Operations

Russel J. Corvese           39         Chief Information Officer, Senior Vice President of MIMRx.com, Inc.

Amy Andres                  32         Senior Vice President of MIMRx.com, Inc.



    Richard H. Friedman is currently the Chairman and Chief Executive Officer of the Company. He joined the Company in April 1996 and was elected a director of the Company and appointed Chief Financial Officer and Chief Operating Officer in May 1996. He relinquished the positions of Chief Operating Officer and Chief Financial Officer upon the hiring of Scott R. Yablon. Mr. Friedman also served as the Company's Treasurer from April 1996 until February 1998. From February 1992 to December 1994, Mr. Friedman served as Chief Financial Officer and Vice President of Finance of Zenith Laboratories Inc. (`Zenith"). From January 1995 to January 1996, he was Vice President of Administration of IVAX Corporation's North American Multi-Source Pharmaceutical Group and each of its operating companies, including Zenith and Zenith Goldline.

    Scott R. Yablon joined the Company on May 1, 1998 as an employee and, effective May 15, 1998, served as its President, Chief Financial Officer, Chief Operating Officer and Treasurer. He relinquished the positions of Chief Financial Officer and Treasurer on March 22, 1999, upon the promotion of Mr. Edward J. Sitar to those positions at that time. Mr. Yablon has served as a director of the Company since July 1996. Prior to joining the Company, he held the position of Vice President - Finance and Administration for Forbes Inc. He also served as a member of the Investment Committee of Forbes Inc., Vice President, Treasurer and Secretary of Forbes Investors Advisory Institute and Vice President and Treasurer of Forbes Trinchera, Sangre de Cristo Ranches, Fiji Forbes and Forbes Europe.

    Louis A. Luzzi, Ph.D. has served as a director of the Company since July 1996. Dr. Luzzi is the Dean of Pharmacy and Provost for Health Science Affairs of the University of Rhode Island College of Pharmacy. He has been a Professor of Pharmacy at the University of Rhode Island since 1981.

    Richard A. Cirillo has served as a director of the Company since April 1998. Since June 21, 1999, Mr. Cirillo has been a partner of the law firm of King & Spalding. From 1975 until June 1999, Mr. Cirillo was a member of the law firm Rogers and Wells LLP, with which he had been associated with since 1975. Since Mr. Cirillo joined King & Spalding, that firm has served as the Company's outside general counsel. Prior to that time, Rogers and Wells LLP had served in such capacity.

    Louis DiFazio, Ph. D. has served as a director of the Company since May 1998. From 1990 through March 1997, Dr. DiFazio served as President of Technical Operations for the Pharmaceutical Group of Bristol-Myers Squibb and from March 1997 until his retirement in June 1998 served as Group Senior Vice President. Dr. DiFazio also serves as a member of the Board of Trustees of Rutgers University and the University of Rhode Island. Dr. DiFazio received his B.S. in Pharmacy at Rutgers University and his Ph.D. in Pharmaceutical Chemistry from the University of Rhode Island.

    Martin ("Michael") Kooper has served as a director of the Company since April 1998. Mr. Kooper has served as the President of the Kooper Group since December 1997, a successor to Michael Kooper Enterprises, an insurance and risk management consultant firm. From 1980 through December 1997, Mr. Kooper served as President of Michael Kooper Enterprises.

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

    Recie Bomar joined the Company in March 1999 as Vice President of Sales and Marketing. From 1997 through 1999, Mr. Bomar was a Vice President for PharmaCare, a subsidiary of CVS Corporation. Mr. Bomar was a National Director of Sales & Services for RX Connections from 1996 to 1997. Prior to that, Mr. Bomar held several positions with Revco Managed Care, a division of Revco D.S., Inc., a national retail pharmacy chain.

    Rita M. Marcoux has served the company in various capacities since 1994. On February 1, 2000, Ms. Marcoux was promoted to Senior Vice President - Pharmacy Benefits Operations. Prior to the promotion, Ms. Marcoux served as Vice President - Clinical Operations since 1997. From 1996 to 1997, she served as Executive Director - Business Operations and, from 1994 to 1996, as Director of Contracting. Prior to joining the Company, Ms. Marcoux held various positions with the University of Rhode Island, College of Pharmacy, from 1988 to 1994, including the Director of Continuing Education Programs.

    Russell J. Corvese had served the Company in various capacities since May 1994. On February 1, 2000, Mr. Corvese was appointed Senior Vice President of MIMRx.com, Inc., the Company's wholly owned subsidiary, and is responsible for MIS, Merchandising and Business Development. Mr. Corvese served as Vice President of Operations and Chief Information Officer from November 27, 1997 to February 1, 2000. From November 1996 through November 1997, Mr. Corvese held the position of Executive Director - MIS. Prior to joining the Company, Mr. Corvese was employed by Blue Cross/Blue Shield of Rhode Island from May 1985 to May 1994.

    Amy Andres joined MIMRx.com, Inc., the Company's wholly owned subsidiary, as a Senior Vice President in December 1999. Prior to joining MIMRx.com, Inc., Ms. Andres served as a general manager and vice president for ProCare, Inc., a specialty pharmacy subsidiary of CVS Corporation, from April 1999 to December 1999. From March 1994 to March 1999, Ms. Andres served as general manager and vice president for Allscripts, Inc., a physician prescribing and software developer.

    Executive officers are appointed by, and serve at the pleasure of, the Board of Directors, subject to the terms of their respective employment agreements with the Company which among other things provide for, each of them, serving in the executive position(s) listed above.

Section 16 (a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires directors and officers of the Company and persons, or "groups" of persons, who own more than 10% of a registered class of the Company's equity securities (collectively, "Covered Persons") to file with the Commission and NASDAQ within specified time periods, initial reports of beneficial ownership, and subsequent reports of changes in ownership, of certain equity securities of the Company. Based solely on its review of copies of such reports furnished to it and upon written representations of Covered Persons that no other reports were required, other than as described below, the Company believes that all such filing requirements applicable to Covered Persons with respect to all reporting periods through the end of fiscal 1999 have been complied with on a timely basis except for the following: Mr. E. David Corvese, a former 10% beneficial owner, failed to file timely one Statement of Changes in Beneficial Ownership on Form 4 reporting one transaction. Richard Friedman failed to timely file one Annual Statement of Changes in Beneficial Ownership on Form 5 covering fiscal 1998 reporting one transaction which occurred in 1998. Each of Barry Posner and Edward J. Sitar, failed to timely file one Annual Statement of Changes in Beneficial Ownership on Form 5 covering fiscal 1998 reporting two transactions which occurred in December 1998. Recie Bomar failed to timely file one Initial Statement of Beneficial Ownership on Form 3 reporting his initial beneficial ownership upon becoming an executive officer.

Item 11.  Executive Compensation

    The following table sets forth certain information concerning the annual, long-term and other compensation of the Chief Executive Officers and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during each of the years ended December 31, 1999, 1998 and 1997, respectively:

                           Summary Compensation Table


                                                                                                 Long-term
                                                           Annual Compensation                   Compensation
                                   -------------------------------------------------------------------------------------------------
                                                                                                 Securities
     Name and Principal Position   Year      Salary (1)       Bonus(2)       Other Annual        Underlying     All Other
                                                                             Compensation(3)     Options        Compensation
------------------------------------------------------------------------------------------------------------------------------------
Richard H. Friedman                1999       $425,097               -          $36,930           250,000          $5,710 (4) (5)
Chief Executive Officer            1998       $333,462        $212,500          $33,134                 - (6)      $5,217 (4)
                                   1997       $275,000               -          $12,000                 -          $4,710 (4)

Scott R. Yablon (7)                1999       $354,828               -          $28,494                 -          $4,710 (4)
President & Chief Operating        1998       $207,500        $162,500           $6,678         1,000,000 (8)      $4,605 (4)
   Officer                         1997              -               -                -                 -               -

Barry A. Posner                    1999       $223,128               -          $13,619                 -          $4,710 (4)
Vice President, General Counsel    1998       $191,346        $100,000          $10,828            50,000 (9)      $5,890 (4)
   & Secretary                     1997       $127,366               -           $4,166           150,000 (8)      $4,710 (4)

Edward J. Sitar (10)               1999       $176,867               -          $12,000                 -         $30,217 (4) (11)
Chief Financial Officer            1998        $54,083         $15,000           $3,000           100,000 (8)           -
   & Treasurer                     1997              -               -                -                 -               -

Recie Bomar (12)                   1999       $150,198              $0           $5,000            75,000 (8)     $50,000 (11) (13)
Vice President of Sales            1998              -               -                -                 -               -
                                   1997              -               -                -                 -               -



-------------------------------
(1) The annualized base salaries of the Named Executive Officers for 1999 were as follows: Mr. Friedman ($425,000), Mr. Yablon ($375,000), Mr. Posner ($230,000), Mr. Sitar ($180,000) and Mr. Bomar ($180,000).
(2) Please refer to the Long-Term Incentive Plan - Awards in the Last Fiscal Year Table below for information on certain grants of Performance Units and Performance Shares made during 1999.
(3) Represents automobile allowances, and for Messrs. Friedman, Yablon and Posner reimbursement for club membership and related fees and expenses of $18,930, $10,494 and 1,619, respectively in 1999.
(4) Represents life insurance premiums paid by the Named Executive Officer and reimbursed by the Company.
(5) Represents tax return preparation expense paid by the Named Executive Officer and reimbursed by the Company.
(6) The annual report for fiscal 1998 reflected a grant of 800,000 options to Mr. Friedman. Such grant was subject to shareholder approval, which was not obtained at the 1999 Annual Meeting. As such, the grant of 800,000 options was cancelled.
(7) Mr. Yablon joined the Company as President and Chief Operating Officer in May 1998.
(8) Represents options to purchase shares of the Company Common Stock from the Company at market price on the date of grant.
(9) Represents options with respect to which the exercise price was repriced to $6.50 per share on July 6, 1998.
(10) Mr. Sitar joined the Company as Vice President - Finance in June 1998.
(11) Represents relocation reimbursement expense received by Messrs. Sitar and Bomar of $25,000 each.
(12) Mr. Bomar joined the Company as Director of Sales and Marketing in March 1999.
(13) Represents signing bonus received by Mr. Bomar for $25,000.

    The following table sets forth information concerning stock option grants made during fiscal 1999 to the Named Executive Officers. These grants are also reflected in the Summary Compensation Table. In accordance with the rules and regulations of the Commission, the hypothetical gains or "option spreads" for each option grant are shown assuming compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the Commission and are for illustrative purposes only; they are not intended to predict the future stock prices, which will depend upon market conditions and the Company's future performance, among other things.

                        Option Grants in Last Fiscal Year



                                                    Individual Grants
                                                    -----------------                                Potential Realizable
                              Number of          % of Total                                              Gain Assuming
                              Securities          Options                                            Annual Rates of Stock
                              Underlying         Granted to          Exercise                         Price Appreciation
                               Options          Employees in          Price        Expiration           for Option Term
                                                                                                  --------------------------
               Name            Granted              1999            ($/share)         Date        5%                     10%
------------------------------------------------------------------------------------------------------------------------------------

Richard H. Friedman            42,194 (1)         6.75%               $ 2.37    10/8/09           $  46,051              $ 132,561
                              207,806 (1)        33.25%               $ 2.16    10/8/09           $ 270,439              $ 696,504

Recie Bomar                    75,000 (1)        12.00%               $ 2.59     3/8/09           $ 122,342              $ 310,039


----------------------------------
(1) Such options become exercisable on the first three anniversaries of the date of grant (10/11/99 for Mr. Friedman and 3/8/99 for Mr. Bomar).

    The following table sets forth for each Named Executive Officer the number of shares covered by both exercisable and unexercisable stock options held as of December 31, 1999. Also reported are the values for "in-the-money" options, which represent the difference between the respective exercise prices of such stock options and $2.4380, the per share closing price of the MIM Common Stock on December 31, 1999.

                          Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                                     Number of Securities                 Value of Unexercised
                               Shares                               Underlying Unexercised              In-the-Money Options at
                             Acquired on                          Options at Fiscal Year-End              Fiscal Year-End (1)
                                                Value       ------------------------------------------------------------------------
                 Name        Exercise #      Realized ($)   Exercisable          Unexercisable      Exercisable       Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         <C
Richard H. Friedman (2)              -                -             -                  250,000               -           $60,514.27
Scott R. Yablon (2)                  -                -       770,000                  250,000               -                    -
Barry Posner (2)                     -                -        66,667                  133,333               -                    -
Edward J. Sitar (2)                  -                -        33,334                   66,666               -                    -
Recie Bomar (2)                      -                -             -                   75,000               -                    -


-----------------------------

(1)  Except as indicated, none of the options were "in the money".
(2)  Indicated options are to purchase shares of Common Stock from the Company.

    The following table sets forth for each Named Executive Officer the number of performance units and restricted shares of Common Stock granted by the Company during the year ended December 31, 1999. In addition, for each award, the table also sets forth the related maturation period and future payments expected to be made under varying circumstances.

             Long-Term Incentive Plan -- Awards in Last Fiscal Year



                          Number of            Performance               Estimated Future Payments Under
                          Number of             or Period                  Non-Stock Price-Based Plans
                        Shares, Units        Until Maturation    --------------------------------------------------
Name                      or Rights             or Payment       Threshold        Target          Maximum
-------------------------------------------------------------------------------------------------------------------

Richard Friedman               200,000 (1)       12/31/01        $ 2,000,000      $ 5,000,000     $ 8,000,000
Scott R. Yablon                150,000 (2)       12/31/01        $ 1,500,000      $ 3,750,000     $ 6,000,000
                               200,000 (3)       12/31/06        $   512,500      $   512,500     $   512,500
Barry A. Posner                 10,000 (4)       12/31/01        $   100,000      $   250,000     $   400,000
                                60,000 (5)       12/31/06        $   172,500      $   172,500     $   172,500
Edward J. Sitar                  2,500 (4)       12/31/01        $    25,000      $    62,500     $   100,000
                                15,000 (5)       12/31/06        $    43,125      $    43,125     $    43,125
Recie Bomar                      5,000 (2)       12/31/01        $    50,000      $   125,000     $   200,000
                                25,000 (3)       12/31/06        $    64,027      $    64,027     $    64,027

-----------------------------
(1) Represents performance units granted to the indicated individual on October 11, 1999. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments after the earliest occurs (I) the individual's Date of Termination and (II) a Change of Control (each as defined in his Performance Units Agreement) as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

(2) Represents performance units granted to the indicated individual on June 1, 1999. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments after the earliest occurs (I) the individual's Date of Termination and (II) a Change of Control (each as defined in his Performance Units Agreement) as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

(3) Represents restricted shares of Common Stock issued by the Company to the indicated individuals on June 1, 1999. The restricted shares are subject to restrictions on transfer and encumbrance through December 31, 2006 and are automatically forfeited to the Company upon termination of the grantee's employment with the Company prior to December 31, 2006. The restrictions to which the restricted shares are subject may lapse prior to December 31, 2006 in the event that the Company achieves certain specified levels of earnings per share in fiscal 2001 or 2002. The indicated individual possesses voting rights with respect to the restricted shares, but is not entitled to receive dividend or other distributions, if any, paid with respect to the restricted shares. The values shown in the table reflect the value of shares based on the last sale price of the Common Stock on the date of grant ($2.5625). The last sale price of the Common Stock on December 31, 1999 was $2.4375 per share.

(4) Represents performance units granted to the indicated individual on March 1, 1999. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments after the earliest occurs (I) the individual's Date of Termination and (II) a Change of Control (each as defined in his Performance Units Agreement) as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

(5) Represents restricted shares of Common Stock issued by the Company to the indicated individuals on March 1, 1999. The restricted shares are subject to restrictions on transfer and encumbrance through December 31, 2006 and are automatically forfeited to the Company upon termination of the grantee's employment with the Company prior to December 31, 2006. The restrictions to which the restricted shares are subject may lapse prior to December 31, 2006 in the event that the Company achieves certain specified levels of earnings per share in fiscal 2001 or 2002. The indicated individual possesses voting rights with respect to the restricted shares, but is not entitled to receive dividend or other distributions, if any, paid with respect to the restricted shares. The values shown in the table reflect the value of shares based on the last sale price of the Common Stock on the date of grant ($2.8750). The last sale price of the Common Stock on December 31, 1999 was $2.4375 per share.

Compensation of Directors

     Directors who are not officers of the Company ("Outside Directors") receive fees of $1,500 per month and $500 per in person meeting of the Company's Board and any committee thereof and are reimbursed for expenses incurred in connection with attending such meetings. In addition, each Outside Director joining the Company since the adoption of the Company's 1996 Non-Employee Directors Stock Incentive Plan as amended (the "Directors Plan") receives options to purchase 20,000 shares of the Company Common Stock under that Plan. Directors who are also officers of the Company are not paid any director fees.

     The Directors Plan was adopted in July 1996 to attract and retain qualified individuals to serve as non-employee directors of the Company, to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic grant of non-qualified stock options to purchase 20,000 shares of Common Stock to non-employee directors joining the Company since the adoption of the Directors Plan. The exercise price of such options is equal to the fair market value of Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A reserve of 300,000 shares of the Company Common Stock has been established for issuance under the Directors Plan, which includes the original 100,000 shares plus 200,000 that were approved at the Company's 1999 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board administers the Company's stock incentive plans and makes recommendations to the Company's Board regarding executive officer compensation matters, including policies regarding the relationship of corporate performance and other factors to executive compensation. During 1999, the following persons served as members of the
Committee: Messrs. Cirillo, Luzzi and DiFazio, none of whom is or ever has been an officer or employee of the Company. Until June 1999, Mr. Cirillo was a partner with the law firm of Rogers & Wells, LLP, which served as the Company's outside counsel. Mr. Cirillo became a partner with the law firm of King & Spalding in June 1999 and King & Spalding began to serve as the Company's outside general counsel at that time.

Compensation Committee Report On Executive Compensation

     The Company believes that a strong link should exist between executive compensation and management's success in maximizing shareholder value. This belief was adhered to in 1999 by implementing both short-term and long-term incentive executive compensation programs in order to provide competitive compensation, strong incentives for the executives to stay with the Company and deliver superior financial results, and significant potential rewards if the Company achieves aggressive financial goals. The Compensation Committee's role and responsibilities involve the development and administration of executive compensation policies and programs that are consistent with, linked to, and supportive of the basic strategic objective of maximizing shareholder value, while taking into consideration the activities and responsibilities of management.

     Early in 1998, management of the Company dramatically changed with the departure of the Company's then Vice-Chairman and of the then Chairman and Chief Executive Officer, the appointment of Mr. Friedman as the new Chairman and Chief Executive Officer, the recruitment of a new President, and the necessary restructuring of the business to position the Company for the future. It became a high priority of the entire Board to pursue two major objectives simultaneously: (1) to secure a long-term agreement with the new Chief Executive Officer, and (2) to develop an aggressive executive and key employee compensation program for the remainder of the senior management.

     The Board engaged the professional services of an outside consultant to review the existing compensation programs and to assist in developing the desired program. The consultant found that while some of the executive salaries were within a competitive range, the executive bonus opportunities were below the level that would be considered appropriate. The consultant further reported that the long-term compensation portion of the program should have been a more balanced combination of performance units, performance shares and stock options instead of relying solely on stock options for long-term incentive as the Company had done in the past.

     The Board directed its Compensation Committee, consisting of Messrs. Cirillo, DiFazio and Luzzi (none of whom is an officer or employee of the Company), to work with that consultant and to develop and adopt a total compensation program focused on maximizing shareholder value. At its meeting in December 1998, the Compensation Committee adopted the substantive compensation provisions of a new five-year employment agreement to be entered into with Mr. Friedman as well as the 1998 Total Compensation Program for Key Employees for other senior management. These actions were based on the recommendation of the outside consultant and an internal review of the Chief Executive Officer's recommendations regarding participation and appropriate grants of units, shares and options. Grants effecting the Chief Executive Officer's recommendations, as adopted by the Compensation Committee were awarded in December 1998, March 1999 and June 1999.

     A proposal requiring stockholder approval of the employment agreement with Mr. Friedman was included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders (see "Employment Agreements" below). In addition, the Total Compensation Program required certain changes to, and additional authorized shares under, the Company's 1996 Amended and Restated Stock Incentive Plan ("Plan"). A proposal requesting stockholder approval of a further Amended and Restated Stock Incentive Plan was approved by the stockholders at the 1999 Annual Meeting of Stockholders. Such proposal was not approved.

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

     The Program provides the Compensation Committee with the discretion to pay cash bonuses and grant (i) performance unit payable in cash upon achievement of certain performance criteria established by the Compensation Committee, (ii) performance shares which are subject to restrictions on transfer and encumbrance for a specified period of time, but which restrictions may lapse early upon achievement of certain performance criteria established by the Compensation Committee and (iii) both non-qualified and incentive stock options.

     The Program provides management and employees with the opportunity for significant cash bonuses and long-term rewards if the corporate, department and individual objectives are achieved. Specifically, the key executives, may receive significant bonuses if the Company's aggressive annual financial profit plan and individual objectives are achieved. The maximum amount payable in any given year to any one individual under the cash bonus and performance unit portions of the Program is $1,000,000. Any amounts in excess of such threshold will be deferred to later years. These outside limits are not expected awards but are set pursuant to regulations concerning "performance-based" compensation plans in Code Section 162(m) to enable the Compensation Committee "negative discretion" in determining the actual bonus or performance unit awards.

Compensation of the Chief Executive Officer

     In considering the appropriate salary, bonus opportunity, and long-term incentive for the current Chief Executive Officer, the Compensation Committee considered his unique role during 1998 and 1999 and his expected role over the next four years. The Compensation Committee determined that in a very real sense, the Company would have faced extreme difficulty in 1998 and 1999, were it not for the fact that Mr. Friedman accepted the challenge to replace both the former Vice-Chairman and the former Chairman and Chief Executive Officer and give the investment community and the Company's stockholders reassurance that the Company would overcome the problems faced in its primary market. The Board further determined that Mr. Friedman's demonstrated commitment through the purchase of a large block of stock, his active and effective involvement in restructuring the business, and his recruitment and leadership of an aggressive team were assets that should be protected by the Company. The Committee's negotiation of a new, performance-driven, five year agreement was based on this recognition of his key role in maximizing future shareholder value.

     New employment agreements have also been entered into with the Vice President and General Counsel and Chief Financial Officer reflecting their participation in the new Program. The President and Chief Operating Officer was recruited in May 1998 and his employment agreement was negotiated at that time and is described, along with his participation in the Program, in "Employment Agreements" below.

Code Section 162(m)

     The Chief Executive Officer's total compensation package under his new employment agreement is believed to qualify as "performance-based" compensation with the meaning of Code Section 162(m). The Total Compensation Program was adopted by a Compensation Committee composed entirely of outside directors and Mr. Friedman's agreement was approved by the entire Board of Directors. In order to qualify for favorable treatment under Code Section 162(m), Mr. Friedman's amended Employment Agreement was structured such that he will not receive cash compensation in excess of $1,000,000 in any one year under the cash bonus portion of the Program. The performance units, performance shares and stock options (other than Mr. Yablon's, as discussed above) for all persons were granted from shares authorized under the plan, but the form of the awards required certain amendments to the Plan and authorization of additional shares, which were approved by the stockholders at the 1999 Annual Meeting of Stockholders.



                                          MIM CORPORATION COMPENSATION COMMITTEE

                                                   Richard A. Cirillo
                                                   Louis DiFazio, Ph.D.
                                                   Louis A. Luzzi, Ph.D.

Employment Agreements

    In December 1998, Mr. Friedman entered in to an employment agreement with the Company (the "1998 Agreement"). The 1998 Agreement did not receive the required stockholder approval at the Company's 1999 Annual Meeting of Stockholders. Under the 1998 Agreement, Mr. Friedman was granted options to purchase 800,000 shares of Common Stock at an exercise price of $4.50 per share (the market price on December 2, 1998, the date of grant), 200,000 performance units and 300,000 restricted shares. Such grants were canceled upon the failure to obtain stockholder approval. Based upon the recommendations of the Compensation Committee, the 1998 Agreement was amended on October 11, 1999 (the 1998 Agreements as amended, the "Amended Agreement"). The Amended Agreement provides for Mr. Friedman's employment as the Chairman and Chief Executive Officer for a term of employment through November 30, 2003 (unless earlier terminated) at an initial base annual salary of $425,000. Mr. Friedman is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the Amended Agreement, Mr. Friedman was granted incentive stock options to purchase 42,194 shares of Common Stock at an exercise price of $2.37 per share and non-qualified stock options to purchase 207,806 shares of Common Stock at an exercise price of $2.16 (the market price on October 8, 1999, the date of grant) and 200,000 performance units. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of the terms and conditions applicable to the performance units.

    If Mr. Friedman's employment is terminated early due to his death or disability, (i) all vested options may be exercised by his estate for one year following termination, (ii) all performance units shall vest and become immediately payable at the accrued value measured at the end of the fiscal year following his termination; provided, however, that should Mr. Friedman remain disabled for six months following his termination for disability, he shall also be entitled to receive for a period of two years following termination, his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled. If Mr. Friedman's employment is terminated early by the Company without cause, (i) Mr. Friedman shall be entitled to receive, for the longer of two years following termination or the period remaining in his term of employment under the agreement, his annual salary at the time of termination (less the net proceeds of any long term disability or workers' compensation benefits) and continuing coverage under all benefit plans and programs to which he was previously entitled, (ii) all unvested options shall become vested in any other pension or deferred compensation plans, and (iii) any performance units to which he would have been entitled at the time of his termination shall become vested and immediately payable at the then applicable target rate. If the Company terminates Mr. Friedman for cause, he shall be entitled to receive only salary, bonus and other benefits earned and accrued through the date of termination. If Mr. Friedman terminates his employment for good reason, (i) Mr. Friedman shall be entitled to receive, for a period of two years following termination, his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (ii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and Mr. Friedman shall become vested in any other pension or deferred compensation plans, and (iii) all performance units granted to Mr. Friedman shall become vested and immediately payable at the then applicable maximum rate. Upon the company undergoing certain specified changes of control which result in his termination by the Company or a material reduction in his duties, (i) Mr. Friedman shall be entitled to receive, for the longer of three years following termination or the period remaining in his term of employment under the agreement, his annual salary at the time of termination and continuing coverage under all benefits plans and programs to which he was previously entitled, (ii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and Mr. Friedman shall become vested in any other pension or deferred compensation plans, and (iii) all performance units granted to Mr. Friedman shall become vested and immediately payable at the then applicable maximum rate; provided that if the change of control is approved by two-thirds of the Board of Directors, the performance units shall become vested and payable at the accrued value measured at the prior fiscal year end.

    During the term of employment and for one year following the later of his termination or his receipt of severance payments, Mr. Friedman may not directly or indirectly (other than with the Company) participate in the United States in any pharmacy benefit management business or other business which is at any time a material part of the Company's overall business. Similarly, for a period of two years following termination, Mr. Friedman may not solicit or otherwise interfere with the Company's relationship with any present or former employee or customer of the Company.

    In April 1998, Mr. Yablon entered into an employment agreement with the Company which provides for his employment as the Company's President and Chief Operating Officer for a term of employment through April 30, 2001 (unless earlier terminated) at an initial base annual salary of $325,000. Under the agreement, Mr. Yablon is entitled to receive certain fringe benefits, including automobile and life insurance allowances and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Yablon was granted options to purchase 1,000,000 shares of Common Stock at an exercise price of $4.50 (the market price on the date of grant). Options with respect to 500,000 shares vested immediately and the remaining options vest in two equal installments on the first two anniversary dates of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Yablon in June 1999 and a summary of the terms and conditions applicable to the performance units and restricted shares. If Mr. Yablon's employment is terminated early due to disability, or by the Company without cause, or by Mr. Yablon with cause, the Company is obligated to continue to pay his salary and fringe benefits for one year following such termination. Upon termination, Mr. Yablon is entitled to substantially the same entitlements as described above with respect to performance units as Mr. Friedman. In addition, Mr. Yablon's restricted shares shall vest and become immediately transferable without restriction upon the occurrence of the following termination events: (i) Mr. Yablon is terminated early by the Company without cause, (ii) Mr. Yablon terminates his employment for good reason, or (iii) after certain changes of control of the Company which results in Mr. Yablon's termination by the Company or a material reduction of his duties with the Company. During the term of employment and for one year after the later of the termination of employment or severance payments, Mr. Yablon is subject to substantially the same restrictions on competition as described above with respect to Mr. Friedman.

    In March 1999, Mr. Posner entered into an employment agreement with the Company which provides for his employment as the Company's Vice President and General Counsel for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $230,000. Under the agreement, Mr. Posner is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Posner was granted options to purchase 100,000 shares of Common Stock at an exercise price of $4.50 (the market price on December 2, 1998, the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Posner in March 1999 and a summary of the terms and conditions applicable to the performance units and restricted shares. Upon termination, Mr. Posner is entitled to substantially the same entitlements as described above as Mr. Friedman. In addition, Mr. Posner's restricted shares shall vest and become immediately transferable without restriction upon the occurrence of the following termination events: (i) Mr. Posner is terminated early by the Company without cause, (ii) Mr. Posner terminates his employment for good reason, or
(iii) after certain changes of control of the Company which results in Mr. Posner's termination by the Company or a material reduction of his duties with the Company. In addition, Mr. Posner is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

    In March 1999, Mr. Sitar entered into an employment agreement with the Company, which provides for his employment as Chief Financial Officer for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $180,000. Under the agreement, Mr. Sitar is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Sitar was granted options to purchase 50,000 shares of Common Stock at an exercise price of $4.50 (the market price on the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Sitar in March 1999 and a summary of the terms and conditions applicable to the performance units and restricted shares. Under the agreement, upon termination, Mr. Sitar is entitled to substantially the same entitlements as described above with respect to Messrs. Friedman and Posner. In addition, Mr. Sitar is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

    In February 1999, Mr. Bomar entered in to an employment letter agreement with the Company which provides for his employment as Vice President - Sales and Marketing until terminated by the Company or Mr. Bomar at an initial base annual salary of $180,000. Under the agreement, Mr. Bomar is entitled to receive certain fringe benefits, including automobile and life insurance allowances and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Bomar was granted options to purchase 75,000 shares of Common Stock at an exercise price of $2.59 per share (the market price on the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of certain grants of performance units and restricted shares to Mr. Bomar in June 1999 and a summary of the terms and conditions applicable to the performance units and restricted shares. Under the agreement, if, within three months following certain changes of control, Mr. Bomar is terminated by the Company or Mr. Bomar elects to terminate his employment due to a material reduction in his duties with the Company, he is entitled to receive an amount equal to six months salary and all outstanding unvested options held by Mr. Bomar shall become immediately exercisable. In addition, in the event that Mr. Bomar is terminated without cause or terminates his employment for good reason following a change of control of the Company, (i) all performance units granted to Mr. Bomar shall become vested and immediately payable at the then applicable maximum rate and (ii) all restricted shares issued to Mr. Bomar shall vest and become immediately payable. In addition. Mr. Bomar is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

Stockholder Return Performance Graph

    The Company's Common Stock first commenced trading on the Nasdaq on August 15, 1996, in connection with the Company's Offering. The graph set forth below compares, for the period of August 15, 1996 through March 3, 2000, the total cumulative return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market (U.S.) Index.


[GRAPHIC OMITTED]


*$100 invested on 8/15/96 in stock or index-including reinvestment of dividends, fiscal year ending December 31.


Item 12.  Common Stock Ownership by Certain Beneficial Owners and Management

    Except as otherwise set forth below, the following table lists, to the Company's knowledge, as of March 15, 2000, the beneficial ownership of the Company's Common Stock by (1) each person or entity known to the Company to own beneficially five percent (5%) or more of the Company's Common Stock; (2) each of the Company's directors; (3) each of the Named Executive Officers of the Company; and (4) all directors and executive officers of the Company as a group. Such information is based upon information provided to the Company by such persons.

Name and/or Address of Beneficial Owner        Number of Shares       Percent of
                                          Beneficially Owned (1)(2)     Class

Richard H. Friedman                              1,500,000 (3)           7.9%
     100 Clearbrook Road
     Elmsford, NY  10523

Scott R. Yablon                                  1,220,000 (4)           6.1%
     100 Clearbrook Road
     Elmsford, NY  10523

Barry A. Posner                                    128,267 (5)             *
     100 Clearbrook Road
     Elmsford, NY  10523

Edward J. Sitar                                     48,334 (6)             *
     100 Clearbrook Road
     Elmsford, NY  10523

Recie Bomar                                         50,000 (7)             *
     100 Clearbrook Road
     Elmsford, NY  10523

Richard A. Cirillo                                   6,667 (8)             *
     c/o King & Spalding
     1185 Avenue of the Americas
     New York, NY  10036

E. David Corvese                                 1,762,106               9.3%
     25 North Road
     Peace Dale, RI  02883

Louis DiFazio, Ph.D.                                 9,167 (9)             *
     Route 206
     Princeton, NJ  08542

Michael R. Erlenbach                             1,135,699 (10)          6.0%
     6438 Huntington
     Solon, OH  44139

Michael Kooper                                       6,667 (11)            *
     770 Lexington Avenue
     New York, NY  10021

Louis A. Luzzi, Ph.D.                               21,800 (12)            *
     University of Rhode Island
     College of Pharmacy
     Forgerty Hall
     Kingston, RI  02881

Name and/or Address of Beneficial Owner        Number of Shares       Percent of
                                          Beneficially Owned (1)(2)     Class

All directors and executive officers as a group  3,042,636 (13)         14.9%
     (12 persons)


---------------------
*      Less than 1%.
(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.
(2) Shares deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days after March 1, 1999, upon the exercise of an option and shares with restrictions on transfer and encumbrance, with respect to which the owner has voting power, are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.
(3) Excludes 250,000 shares subject to the unvested portion of options held by Mr. Friedman.
(4) Includes 970,000 shares issuable upon exercise of the vested portion of options, 250,000 shares issuable upon exercise of options scheduled to vest on April 17, 2000, and 200,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Yablon possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares.
(5) Includes 66,667 shares issuable upon exercise of the vested portion of options and 60,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Posner possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 133,333 shares subject to the unvested portion of options held by Mr. Posner.
(6) Includes 33,334 shares issuable upon exercise of the vested portion of options and 15,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Sitar possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 66,666 shares subject to the unvested portion of options held by Mr. Sitar.
(7) Includes 25,000 shares issuable upon exercise of the vested portion of options and 25,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Bomar possesses voting rights. See "Long Term Incentive Plan - Awards in Last Fiscal Year" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 50,000 shares subject to the unvested portion of options held by Mr. Bomar.
(8) Consists of 6,667 shares issuable upon exercise of the vested portion of options. Excludes 13,333 shares subject to the unvested portion of options.
(9) Consists of 6,667 shares issuable upon exercise of the vested portion of options and 2,500 shares owned directly by Dr. DiFazio. Excludes 13,333 shares subject to the unvested portion of options.
(10) The Michael R. Erlenbach Flint Trust holds 810,730 shares of Common Stock. Mr. Erlenbach and John M. Slivka, as trustee, share voting and dispositive power with respect to these shares. In addition, Mr. Erlenbach beneficially owns 324,969 shares of Common Stock.
(11) Consists of 6,667 shares issuable upon exercise of the vested portion of options. Excludes 13,333 shares subject to the unvested portion of options.
(12) Includes 20,000 shares issuable upon the exercise of the vested portion of options. Dr. Luzzi and his wife share voting and investment power over 1,800 shares of Common Stock.
(13) Includes 1,228,736 shares issuable upon exercise of the vested portion of options and 301,600 shares of Common Stock subject to restrictions on transfer and encumbrance. See footnotes 2 through 12 above.

Item 13.  Certain Relationships and Related Transactions

    In April 1999, the Company loaned to Mr. Friedman, its Chairman and Chief Executive Officer, $1.7 million evidenced by a promissory note secured by a pledge of 1.5 million shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which such executive officer could pay the Federal and state tax liability associated with the exercise of stock options representing 1.5 million shares of the Company's Common Stock in January 1998.

    At December 31, 1999, Alchemie Properties, LLC, a Rhode Island limited liability company of which Mr. E. David Corvese, the brother of Russel J. Corvese, is the manager and principal owner ("Alchemie"), was indebted to the Company in the amount of $280,629 represented a loan received from the Company in 1994 in the original principal amount of $299,000. The loan bear interest at a 10% per annum, with interest payable monthly and principal payable in full on or before December 1, 2004, and secured by a lien on Alchemie's rental income from the Company at one of its facilities.

    During 1999, the Company paid $55,500 in rent to Alchemie pursuant to a ten-year lease entered into in December 1994 for approximately 7,200 square feet of office space in Peace Dale, Rhode Island.

    At December 31, 1999, MIM Holdings was indebted to the company in the amount of $456,000 respecting loans received from the company during 1995 in the aggregate principal amount of $1,078,000. The Company holds a $456,000 promissory note from MIM Holdings due March 31, 2001 that bears interest at 10% per annum. Interest generally is payable quarterly, although in December 1996 the note was amended to extend the due date to September 30, 1997, for all interest accruing from January 1, 1996, to said date. This note is guaranteed by Mr. E. David Corvese. The remaining $622,000 of indebtedness will not be repaid and was recorded as a stockholder distribution during the first half of 1996.

    Effective March 31, 1998, Mr. E. David Corvese terminated his employment and resigned all of his positions with the Company and agreed not to stand for election to the Board at the 1998 Annual Meeting of Stockholders. Pursuant to a Separation Agreement dated March 31, 1998, the Company agreed to pay Mr. Corvese an aggregate of $325,000 in 12 equal monthly installments and to continue to provide Mr. Corvese and his dependents with medical and dental insurance coverage for those 12 months. Under the Separation Agreement, Mr. Corvese is restricted from competing with the company or soliciting its employees or customers for one year from the last day he received severance payments from the Company. During 1999, the Company paid Mr. Corvese a total of $91,250 in severance. These payments and benefits terminated on March 31, 1999.

    In connection with the Continental acquisition in August 1998, the three largest shareholders of Continental ("Continental Shareholders"), including Mr. Michael Erlenbach (see Item 12), entered into an indemnification agreement with the Company, whereby the Continental Shareholders, severally and not jointly, agreed to indemnify and hold the Company harmless from and against certain claims threatened against Continental. Under the agreement, the Continental Shareholders are responsible for all amounts payable in connection with the threatened claims over and above $100,000. The indemnification obligations of the Continental Shareholders terminated on December 31, 1999, except with respect to certain indemnifiable claims that the Company previously notified them. In addition, the Continental Shareholders entered into a pledge agreement with the Company, whereby they granted the Company security interests in an aggregate of 487,453 shares (in proportion to their respective ownership percentages) of Common Stock received by them in connection with the Continental acquisition in order to secure their respective obligations under the indemnification agreement. In December 1999, the Company notified the Continental Shareholders of the existence of certain potential indemnifiable claims by the Company against the Continental Shareholders.

    On February 9, 1999, the Company entered into an agreement with Mr. E. David Corvese to purchase, in a private transaction not reported on NASDAQ, 100,000 shares of Common Stock from Mr. E. David Corvese at $3.375 per share. The last sale price per share of the Common Stock on February 9, 1999, was $3.50.

    As discussed above, under Section 145 of the Delaware General Corporation Law and the Company's By-Laws, under certain circumstances the Company may be obligated to indemnify Mr. E. David Corvese as well as Michael J. Ryan, a former officer of one of the Company's subsidiaries, in connection with their respective involvement in the Federal and State of Tennessee investigation of which they are the subject. In addition, until the Board determines as to whether or not either or both Messrs. Corvese and Ryan are so entitled to indemnification, the Company is obligated under Section 145 and its By-Laws to advance the costs of defense to such persons; however, if the Board determines that either or both of these former officers are not entitled to indemnification, such individuals would be obligated to reimburse the Company for all amounts so advanced. During 1999, the Company advanced $1,120,971 for Messrs. Corvese and Ryan's and legal costs, in connection with the matter. The Company is not presently in a position to assess the likelihood that either or both of these former officers will be entitled to such indemnification and advancement of defense costs or to estimate the total amount that it may have to pay in connection with such obligations or the time period over which such amounts may have to be advanced. No assurance can be given, however, that the Company's obligations to either or both of these former officers would not have a material adverse effect on the Company's results of operations or financial condition.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(A.)   Documents Filed as a Part of this Report



                                                                                                           Page
1.     Financial Statements:

       Report of Independent Public Accountants.............................................................18

       Consolidated Balance Sheets as of December 31, 1999 and 1998.........................................19

       Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1999...........20

       Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
          December 31, 1999, 1998 and 1997..................................................................21

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997...........22

       Notes to Consolidated Financial Statements...........................................................24


2.     Financial Statement Schedules:

       II.      Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and
                1997........................................................................................38


All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:


Exhibit
Number            Description                                                                    Location
-------------------------------------------------------------------------------------------------------------------

    2.1           Agreement  and Plan of  Merger  by and  among  MIM
                  Corporation,  CMP Acquisition  Corp.,  Continental
                  Managed  Pharmacy  Services,  Inc.  and  Principal
                  Shareholders dated as of January 27, 1998....................................(6)(Exh. 2.1)

    3.1           Amended and Restated  Certificate of Incorporation
                  of MIM Corporation...........................................................(1)(Exh. 3.1)

    3.2           Amended and Restated By-Laws of MIM Corporation..............................(7)(Exh. 3(ii))

    4.1           Specimen Common Stock Certificate............................................(6)(Exh. 4.1)


   10.1           Drug Benefit Program  Services  Agreement  between
                  Pro-Mark  Holdings,  Inc. and RxCare of Tennessee,
                  Inc. dated as of March 1, 1994, as amended January
                  1, 1995......................................................................(1)(Exh. 10.1)

   10.2           Amendment No. 3 to Drug Benefit  Program  Services
                  Agreement dated October 1, 1998.............................................(10) (Exh.10.2)

   10.3           Software  Licensing and Support  Agreement between
                  ComCoTec,  Inc. and Pro-Mark Holdings,  Inc. dated
                  November 21, 1994............................................................(1)(Exh. 10.6)

   10.4           Promissory  Notes of E.  David  Corvese  and Nancy
                  Corvese in favor of Pro-Mark Holdings,  Inc. dated
                  June 15, 1994................................................................(1)(Exh. 10.9)

   10.5           Amendment  to  Promissory   Note  among  E.  David
                  Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
                  dated as of June 15, 1997....................................................(4)(Exh. 10.1)

   10.6           Amendment  to  Promissory   Note  among  E.  David
                  Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
                  dated as of June 15, 1997....................................................(4)(Exh. 10.2)

   10.7           Promissory  Note of  Alchemie  Properties,  LLC in
                  favor of Pro-Mark Holdings,  Inc. dated August 14,
                  1994.........................................................................(1)(Exh. 10.10)

   10.8           Promissory  Note of MIM Holdings,  LLC in favor of
                  MIM Strategic, LLC dated December 31, 1996...................................(2)(Exh. 10.12)

   10.9           Promissory  Note of MIM Holdings,  LLC in favor of
                  MIM Strategic, LLC dated March 31, 1996......................................(1)(Exh. 10.11)

   10.10          Promissory  Note of MIM Holdings,  LLC in favor of
                  MIM  Strategic,   LLC  dated  December  31,  1996,
                  replacing Promissory Note of MIM Holdings,  LLC in
                  favor of MIM Strategic, LLC dated March 31, 1996.............................(2)(Exh. 10.14)





   10.11          Indemnity  letter  from MIM  Holdings,  LLC  dated
                  August 5, 1996...............................................................(1)(Exh. 10.36)

   10.12          Assignment   from   MIM   Holdings,   LLC  to  MIM
                  Corporation dated as of December 31, 1996....................................(2)(Exh. 10.43)

   10.13          Guaranty  of E.  David  Corvese  in  favor  of MIM
                  Corporation dated as of December 31, 1996....................................(2)(Exh. 10.42)

   10.14          Employment  Agreement  between MIM Corporation and
                  Richard H. Friedman dated as of December 1, 1998*...........................(10) (Exh.10.14)

   10.15          Amendment No. 1 to Employment  Agreement  dated as
                  of May 15, 1998 between MIM Corporation and Barry
                  A. Posner*...................................................................(8)(Exh. 10.50)

   10.16          Employment Agreement between MIM Corporation and
                  Barry A. Posner dated as of March 1, 1999*..................................(10) (Exh.10.17)

   10.17          Employment Agreement  dated as of April 17, 1998
                  between MIM Corporation and Scott R. Yablon*.................................(8)(Exh. 10.49)

   10.18          Employment Agreement between MIM Corporation and
                  Edward J. Sitar dated as of March 1, 1999*..................................(10) (Exh.10.21)

   10.19          Separation Agreement dated as of March 31, 1998
                  between MIM Corporation and E. David Corvese *...............................(7)(Exh.10.47)

   10.20          Separation  Agreement dated as of May 15, 1998
                  between MIM Corporation and John H. Klein *..................................(6)(Exh. 10.19)

   10.21          Stock Option Agreement between E. David  Corvese
                  and Leslie B. Daniels dated as of May 30, 1996*..............................(1)(Exh. 10.26)

   10.22          Registration Rights Agreement-I between MIM
                  Corporation and  John  H. Klein, Richard  H.
                  Friedman,  Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 29, 1996*.......................................(1)(Exh. 10.30)

   10.23          Registration Rights Agreement-II between MIM
                  Corporation and John H. Klein, Richard H. Friedman
                  and Leslie B. Daniels dated July 29, 1996*...................................(1)(Exh. 10.31)

   10.24          Registration  Rights  Agreement-III   between  MIM
                  Corporation and John H. Klein and E. David Corvese
                  dated July 29, 1996*.........................................................(1)(Exh. 10.32)

   10.25          Registration  Rights   Agreement-IV   between  MIM
                  Corporation   and  John  H.   Klein,   Richard  H.
                  Friedman,  Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996*.......................................(1)(Exh. 10.34)

   10.26          Registration   Rights   Agreement-V   between  MIM
                  Corporation  and Richard H. Friedman and Leslie B.
                  Daniels dated July 31, 1996*.................................................(1)(Exh. 10.35)

   10.27          Amendment   No.  1  dated   August  12,   1996  to
                  Registration  Rights   Agreement-IV   between  MIM
                  Corporation   and  John  H.   Klein,   Richard  H.
                  Friedman,  Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996*.......................................(2)(Exh.10.29)





   10.28          Amendment   No.   2  dated   June   16,   1998  to
                  Registration  Rights   Agreement-IV   between  MIM
                  Corporation   and  John  H.   Klein,   Richard  H.
                  Friedman,  Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996*......................................(10) (Exh.10.31)

   10.29          MIM  Corporation  1996 Stock  Incentive  Plan,  as
                  amended December 9, 1996*....................................................(2)(Exh. 10.32)

   10.30          MIM  Corporation  1996 Amended and Restated  Stock
                  Incentive Plan, as amended December 2, 1998*................................(10) (Exh.10.33)

   10.31          MIM Corporation 1996 Non-Employee  Directors Stock
                  Incentive Plan*..............................................................(1)(Exh. 10.29)

   10.32          Lease  between   Alchemie   Properties,   LLC  and
                  Pro-Mark  Holdings,  Inc.  dated as of December 1,
                  1994.........................................................................(1)(Exh. 10.27)

   10.33          Lease   Agreement    between   Mutual   Properties
                  Stonedale L.P. and MIM Corporation dated April 23,
                  1997.........................................................................(5)(Exh.10.41)

   10.34          Agreement between Mutual Properties Stonedale L.P.
                  and MIM Corporation dated as of April 23, 1997.............................. (5)(Exh.10.42)

   10.35          Lease  Amendment and Extension  Agreement  between
                  Mutual   Properties   Stonedale   L.P.   and   MIM
                  Corporation dated December 10, 1997..........................................(5) (Exh.10.43)

   10.36          Lease Amendment and Extension Agreement-II between
                  Mutual   Properties   Stonedale   L.P.   and   MIM
                  Corporation dated March 27, 1998.............................................(5) (Exh.10.44)

   10.37          Lease   Agreement    between   Mutual   Properties
                  Stonedale L.P. and Pro-Mark  Holdings,  Inc. dated
                  December 23, 1997............................................................(5) (Exh.10.45)

   10.38          Lease  Amendment and Extension  Agreement  between
                  Mutual  Properties  Stonedale  L.P.  and  Pro-Mark
                  Holdings, Inc. dated March 27, 1998..........................................(5) (Exh.10.46)

   10.39          Lease  Agreement   between   Continental   Managed
                  Pharmacy  Services,  Inc.  and Melvin I.  Lazerick
                  dated May 12, 1998..........................................................(10) (Exh.10.42)

   10.40          Amendment  No.  1  to  Lease   Agreement   between
                  Continental  Managed Pharmacy  Services,  Inc. and
                  Melvin I. Lazerick dated January 29, 1999...................................(10) (Exh.10.43)

   10.41          Letter  Agreement  dated  August 24, 1998  between
                  Continental  Managed Pharmacy  Services,  Inc. and
                  Comerica Bank...............................................................(10) (Exh.10.44)





   10.42          Letter  Agreement  dated  January 28, 1997 between
                  Continental  Managed Pharmacy  Services,  Inc. and
                  Comerica Bank...............................................................(10) (Exh.10.45)

   10.43          Letter  Agreement  dated  January 24, 1995 between
                  Continental  Managed Pharmacy  Services,  Inc. and
                  Comerica Bank...............................................................(10) (Exh.10.46)

   10.44          Additional Credit Agreement dated January 23, 1996
                  between  Continental  Managed  Pharmacy  Services,
                  Inc. and Comerica Bank......................................................(10) (Exh.10.47)

   10.45          Guaranty   dated   August  24,  1998  between  MIM
                  Corporation and Comerica Bank...............................................(10) (Exh.10.48)

   10.46          Third Amended and Restated  Master  Revolving Note
                  dated  August  24,  1998  by  Continental  Managed
                  Pharmacy Services, Inc. in favor of Comerica Bank...........................(10)(Exh.10.49)

   10.47          Variable Rate  Installment  Note dated January 24,
                  1995 by  Continental  Managed  Pharmacy  Services,
                  Inc. in favor of Comerica Bank..............................................(10) (Exh.10.50)

   10.48          Variable Rate  Installment  Note dated January 26,
                  1996 by  Continental  Managed  Pharmacy  Services,
                  Inc. in favor of Comerica Bank..............................................(10) (Exh.10.51)

   10.49          Security  Agreement  (Equipment) dated January 24,
                  1995 by  Continental  Managed  Pharmacy  Services,
                  Inc. in favor of Comerica Bank..............................................(10) (Exh.10.52)

   10.50          Security  Agreement  (Accounts and Chattel  Paper)
                  dated  January  24,  1995 by  Continental  Managed
                  Pharmacy Services, Inc. in favor of Comerica Bank...........................(10) (Exh.10.53)

   10.51          Intercreditor  Agreement  dated  January  24, 1995
                  between  Continental  Managed  Pharmacy  Services,
                  Inc. and Foxmeyer Drug Company..............................................(10) (Exh.10.54)

   10.52          Indemnification  Agreement  dated  August 13, 1998
                  among MIM Corporation,  Roulston  Investment Trust
                  L.P.,   Roulston  Ventures  L.P.  and  Michael  R.
                  Erlenbach...................................................................(10) (Exh.10.55)

   10.53          Pledge  Agreement dated August 13, 1998 among MIM Corporation,
                  Roulston Investment Trust L.P.,
                  Roulston Ventures L.P. and Michael R. Erlenbach.............................(10) (Exh.10.56)

   10.54          Stock  Purchase  Agreement  dated February 9, 1999
                  between MIM Corporation and E. David Corvese................................(10) (Exh.10.57)

   10.55          Commercial  Term  Promissory  Note,  dated April 14, 1999, by Richard H. Friedman in favor of MIM Corporation..........................(11) (Exh.10.58)

   10.56          Pledge Agreement,  dated April 14, 1999, by Richard H.
                  Friedman in favor of MIM Corporation........................................(11) (Exh.10.59)





  10.57           Amended and Restated 1996  Non-Employee  Directors
                  Stock Incentive Plan (effective as of March 1, 1999)*.......................(11) (Exh.10.60)

  10.58           Amendment No. 1 to Employment Agreement,
                  dated as of October 11, 1999 between
                  MIM Corporation an Richard H. Friedman*.....................................(12) (Exh.10.60)

  10.59           Form of Performance Shares Agreement*.......................................(12) (Exh.10.61)

  10.60           Form of Performance Units Agreement*........................................(12) (Exh.10.62)

  10.61           Form of Non-Qualified Stock Option Agreement*...............................(12) (Exh.10.63)

  10.62           Credit Agreement, dated as of February 4, 2000,
                  among MIM Health Plans, Inc., MIM Corporation,
                  the other Credit Parties signatories thereto,
                  the other  credit  parties  signatories  thereto  and  General
                  Electric  Capital  Corporation,  for  itself  and as agent for other lenders from time to time a party to the Credit Agreement.............(13) (Exh. 10)


   21             Subsidiaries of the Company.................................................(14)

   23             Consent of Arthur Andersen LLP..............................................(14)

   27             Financial Data Schedule.....................................................(14)


--------------------------------------------------------------------------------

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

(10) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11)   Incorporated  by  reference  to the  indicated  exhibit to the  Company's
       Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(12) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(13) Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on February 14, 2000.

(14)   Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and Regulation SK-601 ss. 10 (iii).

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the last quarter of the fiscal year covered by this report.

       Subsequent to the year-end, a Form 8-K was filed on February 14, 2000, for period ending February 8, 2000, regarding the securance of a line of credit with General Electric Capital Corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.


                                                      MIM CORPORATION



                                                      --------------------------
                                                      Edward J. Sitar
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          .        Title(s)                                             Date
-------------------------------------------------------------------------------------------------------------------



                                               Chairman and Chief Executive Officer        March 30, 2000
                                               (principal executive officer)
-----------------------------------------
Richard H. Friedman


                                               President, Chief Operating Officer          March 30, 2000
                                               and Director
-----------------------------------------
Scott R. Yablon


                                               Chief Financial Officer and Treasurer       March 30, 2000
                                               (principal financial officer)
-----------------------------------------
Edward J. Sitar


                                               Director                                    March 30, 2000
-----------------------------------------
Louis DiFazio, Ph.D


                                               Director                                    March 30, 2000
-----------------------------------------
Louis A. Luzzi, Ph.D.


                                               Director                                    March 30, 2000
-----------------------------------------
Richard A. Cirillo


                                               Director                                    March 30, 2000
-----------------------------------------
Michael Kooper


                                       61



                                  EXHIBIT INDEX


 (Exhibits being filed with this Annual Report on Form 10-K)

21       Subsidiaries of the Company

23       Consent of Arthur Andersen LLP

27       Financial Data Schedule