Form 10-Q
period 2000-03-31
MIM CORP
filed 2000-05-11
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000
                                 -----------------------------------------------
                                       OR
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

Yes  [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 17, 2000 there were outstanding 18,931,706 shares of the Company's common stock, $.0001 par value per share ("Common Stock").


PART I            FINANCIAL INFORMATION                                                       PAGE NUMBER
---------------------------------------------------------------------------------------------------------------
       Item 1     Financial Statements

                  Consolidated Balance Sheets at
                                        March 31, 2000 (unaudited) and December 31, 1999           1

                  Unaudited Consolidated Statements of Operations for the
                                        three months ended March 31, 2000 and 1999                 2

                  Unaudited Consolidated Statements of Cash Flows for the
                                        three months ended March 31, 2000 and 1999                 3

                  Notes to the Consolidated Financial Statements                                   4

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        6

       Item 3     Quantitative and Qualitative Disclosures about Market Risk                       11

PART II           OTHER INFORMATION

       Item 1     Legal Proceedings                                                                12

       Item 2     Changes in Securities and Use of Proceeds                                        12

       Item 4     Submission of Matters to a Vote of Security Holders                              13

       Item 5     Other Information                                                                13

       Item 6     Exhibits and Reports on Form 8-K                                                 13

       SIGNATURES                                                                                  14

       EXHIBIT INDEX                                                                               15

                                        1
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     MARCH 31,         DECEMBER 31,
                                                                                        2000               1999
                                                                                    -----------        ------------
ASSETS                                                                              (UNAUDITED)
CURRENT ASSETS
        Cash and cash equivalents                                                 $    20,677          $    15,306
        Investment securities                                                           5,986                5,033
        Receivables, less allowance for doubtful accounts of $8,377 and $8,576
             at March 31, 2000 and December 31, 1999, respectively                     57,225               62,919
        Inventory                                                                       1,147                  777
        Prepaid expenses and other current assets                                       1,377                1,347
                                                                                  ------------         ------------
                      Total current assets                                             86,412               85,382

Other investments                                                                       2,347                2,347
Property and equipment, net                                                             6,374                5,942
Due from affiliate and officer, less allowance for doubtful accounts of $403
             at March 31, 2000 and December 31, 1999, respectively                      1,993                1,849
Other assets, net                                                                         769                  202
Intangible assets, net                                                                 19,704               19,961
                                                                                  ------------         ------------
                      TOTAL ASSETS                                                $   117,599          $   115,683
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Current portion of capital lease obligations                              $       509          $       514
        Current portion of long-term debt                                                 284                  493
        Accounts payable                                                                5,046                5,039
        Claims payable                                                                 38,745               39,702
        Payables to plan sponsors and others                                           27,812               24,171
        Accrued expenses                                                                6,195                6,468
                                                                                  ------------         ------------
                      Total current liabilities                                        78,591               76,387

Capital lease obligations, net of current portion                                         564                  718
Long-term  debt, net of current portion                                                 1,191                2,279

Minority interest                                                                       1,112                1,112

STOCKHOLDERS' EQUITY
        Preferred stock, $.0001 par value; 5,000,000 shares authorized,
             no shares issued or outstanding                                                0                    0
        Common stock, $.0001 par value; 40,000,000 shares authorized,
             18,931,706 and 18,829,198 shares issued and outstanding
             at March 31, 2000 and December 31, 1999, respectively                          2                    2
        Treasury stock at cost                                                           (338)                (338)
        Additional paid-in-capital                                                     91,854               91,614
        Accumulated deficit                                                           (53,850)             (54,575)
        Stockholder notes receivable                                                   (1,527)              (1,516)
                                                                                  ------------         ------------
                      Total stockholders' equity                                       36,141               35,187
                                                                                  ------------         ------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   117,599          $   115,683
                                                                                  ============         ============



     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                               ---------------------------------------------------------------
                                                                          2000                                   1999
                                                               ---------------------------------------------------------------
                                                                                          (UNAUDITED)

Revenue                                                         $              89,104                   $              74,915

Cost of revenue                                                                82,293                                  66,733
                                                               -----------------------                 -----------------------

                  Gross profit                                                  6,811                                   8,182

Selling, general and administrative expenses                                    6,219                                   7,512
Amortization of goodwill and other intangibles                                    258                                     250
                                                               -----------------------                 -----------------------

                  Income from operations                                          334                                     420

Interest income, net                                                              391                                     196
Other                                                                               0                                     (12)
                                                               -----------------------                 -----------------------

Net income                                                      $                 725                   $                 604
                                                               =======================                 =======================




Basic income per common share                                   $                0.04                   $                0.03
                                                               =======================                 =======================

Diluted income per common share                                 $                0.04                   $                0.03
                                                               =======================                 =======================

Weighted average common shares used
                  in computing basic income per share                          18,753                                  18,422
                                                               =======================                 =======================

Weighted average common shares used
                  in computing diluted income per share                        19,425                                  18,910
                                                               =======================                 =======================



     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                 ---------------------------------------------------

                                                                                      2000                             1999
                                                                                 ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (UNAUDITED)
          Net income                                                             $        725                  $       604
                 Adjustments to reconcile net income to net cash provided
                      by operating activities:
                      Depreciation, amortization and other                                992                          626
                      Provision for losses on receivables                                (199)                           -
          Changes in assets and liabilities:
                 Receivables                                                            5,893                        7,583
                 Inventory                                                               (370)                         163
                 Prepaid expenses and other current assets                                (30)                         (44)
                 Accounts payable                                                           7                       (1,683)
                 Deferred revenue                                                          35                            -
                 Claims payable                                                          (957)                      (9,722)
                 Payables to plan sponsors and others                                   3,641                        4,231
                 Accrued expenses                                                        (308)                        (212)
                                                                                 -------------                 ------------

                      Net cash provided by operating activities                         9,429                        1,546
                                                                                 -------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                                    (1,167)                        (784)
                 Loans to affiliate and officer, net                                     (144)                          20
                 Stockholder loans, net                                                   (11)                         234
                 Purchase of investment securities                                     (2,000)                           -
                 Maturities of investment securities                                    1,047                        2,819
                 Decrease (increase) in other assets                                     (567)                         127
                                                                                 -------------                 ------------

                      Net cash (used in) provided by investing activities              (2,842)                       2,416
                                                                                 -------------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Principal payments on capital lease obligations                         (159)                        (210)
                 (Decrease) increase in debt                                           (1,297)                      (4,164)
                 Exercise of stock options                                                240                            8
                 Purchase of treasury stock                                                 -                         (338)
                                                                                 -------------                 ------------

                      Net cash used in financing activities                            (1,216)                      (4,704)
                                                                                 -------------                 ------------

Net decrease in cash and cash equivalents                                               5,371                         (742)

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                   $     15,306                  $     4,495
                                                                                 -------------                 ------------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                         $     20,677                  $     3,753
                                                                                 =============                 ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          Cash paid during the period for:
                 Interest                                                        $         41                  $        86
                                                                                 =============                 ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
          Equipment acquired under capital lease obligations                     $          -                  $       933
                                                                                 =============                 ============


     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended March 31, 2000, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

      These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission (the "Form 10-K").

      The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                Three Months Ended March 31,
                                             --------------------------------

                                                    2000       1999
                                                   ------     ------
Numerator:
         Net (loss) income .....................   $   725   $   604
                                                   =======   =======

Denominator - Basic:
         Weighted average number of common
            shares outstanding .................    18,753    18,422
                                                   =======   =======

         Basic income per share ................   $  0.04   $  0.03
                                                   =======   =======

Denominator - Diluted:
         Weighted average number of common
            shares outstanding .................    18,753    18,422
         Common share equivalents of outstanding
            stock options ......................       672       488
                                                   -------   -------

         Total shares outstanding ..............    19,425    18,910
                                                   =======   =======

         Diluted income per share ..............   $  0.04   $  0.03
                                                   =======   =======



NOTE 3--COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of

Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in 1999 of $2,700 for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies.

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

     Despite the negotiated extension, there still exist disputes with respect to unpaid fees and other amounts between the Company and THP. On October 20, 1999, the Company demanded arbitration against THP with respect to approximately $2,300 inappropriately withheld from the Company by THP during 1998. On February 15, 2000, THP responded by filing a motion to dismiss the arbitration, which was denied and the arbitration panel scheduled the arbitration to take place in late August 2000. While the Company intends to vigorously pursue this claim, at this time, the Company is unable to assess the likelihood that it will prevail in its claim.

     On February 22, 2000, THP and PHP jointly demanded arbitration against the Company alleging that the Company overbilled THP and PHP, and THP and PHP overpaid the Company, in the approximate amounts of $1,300 and $1,000, respectively. On March 20, 2000, the Company filed its answer and counterclaim and asserted that all amounts billed to, and paid by, THP and PHP were proper under the Agreements and that THP and PHP improperly withheld payments in the approximate amount of $500 and $480, respectively. The Company believes that it is owed these amounts from THP and intends to pursue vigorously its counterclaims. However, at this time, the Company is unable to assess the likelihood that it will prevail.

     In 1999, the Company recorded a special charge of $3,300 for estimated future losses related to these disputes.

     On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP, PHP paid the Company an additional $850,000 and the respective parties released each other from any and all liability with respect to past or future claims. This agreement will not have a material effect on the Company's results of operations or financial position.

     In 1998, the Company recorded a $2,200 non-recurring charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that the investigation will be fully resolved with this settlement.

                                     * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K"), as well as the unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the likely outcome of, and the effect of legal proceedings or investigations on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources, and the existence of complex laws and regulations relating to the Company's business. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events and circumstances.

OVERVIEW

     The Company is an independent pharmacy benefit management, specialty pharmaceutical and private label e-commerce and fulfillment organization that partners with organizations and healthcare providers to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's e-commerce and fulfillment pharmacy specializes in serving individuals afflicted with chronic diseases, particularly diabetes and AIDS, which require long-term maintenance medications. MIM's online pharmacy service, www.MIMRx.com, creates private label websites for affinity groups to offer innovative, customized, health information services and products on the Internet provided for their members. A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee to MCO's participating in the State of Tennessee's TennCare program. At March 31, 2000, the Company provided PBM services to 119 health plan sponsors with an aggregate of approximately 3.1 million plan members, of which TennCare represented five MCO's with approximately 1.1 million plan members. The TennCare Contracts accounted for 49.5% of the Company's revenues at March 31, 2000, and 47.4% of the Company's revenues at March 31, 1999.

Business

     The Company operates a single segment business with several components and derives its revenues primarily from agreements to provide pharmacy benefit management ("PBM") services to various health plan sponsors in the United States. As part of its operations, the Company has mail order and e-commerce business components. Net sales and operating contribution for these components for the three months ended March 31, 2000 and 1999, respectively, are presented below:

                                                NET SALES BY COMPONENT

                                                         March 31, 2000                        March 31, 1999
                                                ---------------------------------    -----------------------------------

                                                                        Percent                               Percent
Component                                             Sales             of Total              Sales           of Total
------------------------------------------------------------------------------------------------------------------------

PBM                                                      $ 79,077            89%              $ 65,080              87%
Mail Order and E-Commerce                                   9,897            11%                 9,623              13%
Corporate and All Others                                      130             0%                   212               0%
                                                ---------------------------------    -----------------------------------

Total Sales                                              $ 89,104           100%              $ 74,915             100%
                                                =================================    ===================================


                       OPERATING CONTRIBUTION BY COMPONENT


                                  March 31, 2000               March 31, 1999
                            -------------------------------------------------

Component                                      Operating Profit
-----------------------------------------------------------------------------

PBM                                  $ 1,979                   $ 2,126
Mail Order and E-Commerce                259                       197
Corporate and All Others              (1,904)                   (1,903)
                               --------------            --------------

Total Operating  Profit               $ 334                     $ 420
                               ==============            ==============


RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared to three month ended March 31, 1999

     For the months ended March 31, 2000, the Company recorded revenues of $89.1 million compared with $74.9 million for the same period in 1999, an increase of $14.2 million. Contracts with TennCare sponsors accounted for increased revenues of $8.6 million, while commercial revenue increased $5.6 million.

     Cost of revenue for the three months ended March 31, 2000 increased to $82.2 million from $66.7 million for the same period in 1999, an increase of $15.5 million. Cost of revenue with respect to contracts with TennCare sponsors increased $9.0 million, while the commercial costs increased $6.5 million. As a percentage of revenue, cost of revenue increased to 92.4% for the three months ended March 31, 2000, from 89.1% for the three months ended March 31, 1999, an increase of 3.3%, due to increased pharmaceutical utilization in the Company's capitated contracts.

     For the three months ended March 31, 2000, 34.5% of the Company's revenues were generated from capitated contracts, compared to 27.8% for the same period a year ago, an increase of 6.7%. In the first quarter of 1999 the Company did not process pharmacy claims for one TennCare MCO. We were retained and began processing again for that MCO in May of 1999. This MCO accounts for the majority of the difference in the percentage of capitated contracts. Based upon its present contracted arrangements, the Company anticipates that approximately 25% of its revenues for the remainder of 2000 will be derived from capitated or other risk-based contracts.

     General and administrative expenses were $6.2 million for the three months period ended March 31, 2000, as compared to $7.5 million for the three months ended March 31, 1999, a decrease of $1.3 million. This decrease was primarily a result of our re-engineering efforts during 1999. Although the Company experienced increased costs associated with the sales force as well as in the legal area due to our indemnification responsibilities of certain former employees, we were able to achieve offsetting operational efficiencies. As a percentage of revenue, general and administrative expenses decreased to 7% for the three months ended March 31, 2000, from 10% for the same period for 1999.

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the Company received $4.2 million, including $0.6 million of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in 1999 of $2.7 million for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies. The Company does not believe that the failure to collect such amounts will have a material adverse effect on the Company's business or operations.

     The Company has been disputing several improper reductions of payments by Tennessee Health Partnership ("THP"). These reductions relate to an alleged coordination of benefits issue raised by THP related to services provided in prior years for which the Company was not the processor. There also exists a dispute over items allowed to be billed in addition to the Company's capitated rate under the contracts with THP and Preferred Health Plans ("PHP"). The contracts with these organizations require the disputes be arbitrated. While the Company believes that it is owed these amounts from THP and intends to pursue vigorously its counterclaims, at this time, the Company is unable to assess the likelihood that it will prevail. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to these disputes.

     On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP, PHP paid the Company an additional $0.8 million and the respective parties released each other from any and all liability with respect to past or future claims. This agreement will not have a material effect on the Company's results of operations or financial position.

     For the three months ended March 31, 2000 and 1999, the Company recorded amortization of goodwill and other intangibles of $0.3 million in connection with its acquisition of Continental.

     For the three months ended March 31, 2000, the Company recorded interest income of $0.4 million compared to $0.2 million for the three months ended March 31, 1999, an increase of $0.2 million, primarily due to additional interest earned on monies derived from the Company's increased collection efforts, resulting in higher cash balances.

     For the three months ended March 31, 2000, the Company recorded net income of $0.7 million or $0.04 per share. This compares with net income of $0.6 million, or $0.03 per share for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilizes both funds generated from operations, if any, and funds raised in the Offering for capital expenditures and working capital needs. For the three months ended March 31, 2000, net cash provided to the Company by operating activities totaled $9.4 million primarily due to an increase in payables to plan sponsors and others of $3.6 million, and a decrease in accounts receivable of $5.9 million. The increase in payables to plan sponsors and others reflects increased manufacturer's rebates, which are shared with certain clients. The decrease in accounts receivable is a result of the Company's heightened collection efforts and a higher percentage of capitated contracts in the first quarter of 2000.

     Net cash used in investing activities was $2.8 million, which was generated from proceeds of maturities of investment securities of $1.0 million, offset by the purchases of $2.0 million. This was further offset by the purchase of $1.2 million in equipment. (A portion of these purchases was for computer software for the Company's MIMRx.com operations.)

     For the three months ended March 31, 2000, net cash of $1.2 million was used for financing activities. Debt acquired with the Continental acquisition decreased by $1.3 million.

     At March 31, 2000, the Company had working capital of $7.8 million compared to $9.0 million at December 31, 1999. Cash and cash equivalents increased to $20.7 million at March 31, 2000, compared with $15.3 million at December 31, 1999. Investment securities held to maturity increased to $6.0 million at March 31, 2000, compared to $5.0 million at December 31, 1999.

     On February 4, 2000, the Company, through its principal pharmacy benefit management operating subsidiary, MIM Health Plans, Inc. ("Health Plans"), secured a $30.0 million revolving credit facility (the "Facility"). The Facility will be used by the Company for general working capital purposes, capital expenditures and for future acquisitions. In addition, a portion of the Facility is available to the Company for the further development of the Company's e-commerce business and operations. The Facility has a three year term and provides for borrowing of up to $30.0 million at a rate of interest selected by the Company equal to the Index Rate (defined as the base rate on corporate loans at large U.S. money center commercial banks, as quoted in the Wall Street Journal) plus a margin, or a London InterBank Offered Rate plus a margin. Health Plans' obligations under the Facility are secured by a first priority security interest in all of Health Plans' receivables as well as other related collateral. Health Plans' obligations under the Facility are guaranteed by the Company.

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

OTHER MATTERS

     On November 30, 1999, the Governor of the State of Tennessee announced a series of proposed reforms for the TennCare and TennCare Partners programs (the "TennCare reforms"), one of which was to have the State of Tennessee assume responsibility for the provision of pharmacy benefits to TennCare and TennCare Partners program recipients, effective July 1, 2000. In connection with that proposal, on December 15, 1999, the State of Tennessee issued a Request for Proposal (the "RFP") for the provision of such benefits. The Company was a recipient of the RFP and responded to it. On April 13, 2000, the State of Tennessee withdrew the RFP and issued a new RFP for the TennCare Partners behavioral health and long-term care pharmacy benefits program. The Company does not currently service the behavioral health program. The Company has responded to the new RFP. Given the reduced scope of the RFP, contrary to the Company's previous disclosure in its Annual Report Form 10-K, the Company no longer believes that the failure to be awarded the RFP would have a material adverse effect on the Company.

     The implementation of all or a portion of these proposed TennCare reforms requires both legislative and regulatory approval. Which reforms will actually be implemented and the timing thereof has not been determined.

     As a result of providing capitated PBM services to certain TennCare MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts and other risk-based arrangements. Risk-based business represented approximately 35% of the Company's revenues while non-risk business (including mail order services) represented approximately 65% of the Company's revenues for the three months ended March 31, 2000, compared to the same period in 1999, which had approximately 28% of risk-based generated revenue and approximately 72% non-risk (including mail order services) generated revenue. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts, as higher utilization positively impacts profitability under fee-for-service (or non-risk-based) arrangements. The Company presently anticipates that approximately 25% of its revenues in fiscal 2000 will be derived from risk-based arrangements.

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

     Previously the Company announced that it was exploring with several investment banking firms, various alternatives for maximizing growth potential of MIMRx.com. Among these alternatives was splitting MIMRx.com off as a separate company and commencing a public offering. We have decided, with our financial advisors and bankers that it is not the right time. We will continue to grow our business with priority in E-Commerce and Specialty Pharmaceuticals. At the appropriate time we will make our decision on a possible spin off, based on long-term share appreciation. We cannot speculate today on when this will occur or what the structure may look like.
                                    * * * *

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rate risk represents the only market risk exposure applicable to the Company. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments in marketable securities. All of these instruments are classified as held-to-maturity on the Company's consolidated balance sheet and were entered into by the Company solely for investment purposes and not for trading purposes. The Company does not invest in or otherwise use derivative financial instruments. The Company's investments consist primarily of corporate debt securities, corporate preferred stock and State and local governmental obligations, each rated AA or higher. The table below presents principal cash flow amounts and related weighted average effective interest rates by expected (contractual) maturity dates for the Company's financial instruments subject to interest rate risk:

                                               2000            2001         2002        2003            2004          THEREAFTER
                                          ---------------------------------------------------------------------------------------
Short-term investments:
      Fixed rate investments                   6,000              -           -           -               -               -
      Weighted average rate                    4.99%              -           -           -               -               -

LONG-TERM INVESTMENTS:
      Fixed rate investments                       -              -           -           -               -               -
      Weighted average rate                        -              -           -           -               -               -

LONG-TERM DEBT:
      Variable rate instruments                  284          1,191           -           -               -               -
      Weighted average rate                    5.57%          8.42%           -           -               -               -



     In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate for that instrument at March 31, 2000, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

     At March 31, 2000, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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

                                     * * * *

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the Company received $4.2 million, including $0.6 million of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain.

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

     Despite the negotiated extension, there still exist disputes with respect to unpaid fees and other amounts between the Company and THP. On October 20, 1999, the Company demanded arbitration against THP with respect to approximately $2.3 million inappropriately withheld from the Company by THP during 1998. On February 15, 2000, THP responded by filing a motion to dismiss the arbitration, which was denied and the arbitration panel scheduled the arbitration to take place in late August 2000. While the Company intends to vigorously pursue this claim, at this time, the Company is unable to assess the likelihood that it will prevail in its claim.

     On February 22, 2000, THP and PHP jointly demanded arbitration against the Company alleging that the Company overbilled THP and PHP, and THP and PHP overpaid the Company, in the approximate amounts of $1.3 million and $1.0 million, respectively. On March 20, 2000, the Company filed its answer and counterclaim and asserted that all amounts billed to, and paid by, THP and PHP were proper under the Agreements and that THP and PHP improperly withheld payments in the approximate amount of $0.5 million and $0.4 million, respectively. The Company believes that it is owed these amounts from THP and intends to pursue vigorously its counterclaims. However, at this time, the Company is unable to assess the likelihood that it will prevail.

     On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP, PHP paid the Company an additional $0.8 million and the respective parties released each other from any and all liability with respect to past or future claims. This agreement will not have a material effect on the Company's results of operations or financial position.

     In 1998, the Company reached an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. This settlement is subject to several conditions, including the execution of a definitive agreement. The Company anticipates that the investigation will be fully resolved with this settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From August 14, 1996 through March 31, 2000, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts (in thousands):

onstruction of plant, building and facilities............$             0
Purchase and installation of machinery and equipment......$         6,492
Purchases of real estate..................................$             0
Acquisition of other businesses...........................$         2,325
Repayment of indebtedness.................................$             0
Working capital...........................................$        11,308
Temporary investments:                                    $
        Marketable securities.............................$         5,986
        Overnight cash deposits...........................$        20,677



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal year 2000.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

  EXHIBIT NUMBER                 DESCRIPTION
-----------------------------------------------------------------------------------------------------------------
      10.63                      Employment Letter Agreement, dated as of March 2, 2000, between the Company and James J. Jones, as amended by amendment letter, dated as of April 6, 2000, between the Company and James J. Jones.*

        27                       Financial Data Schedule


--------------------
*Indicates a management contract or compensatory plan or agreement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K and Regulation SK-601.

(b)  Reports on Form 8-K

     Two Current Reports on Form 8-K were filed with the Commission. The first was filed on February 14, 2000, for period ending February 8, 2000, regarding a new revolving credit facility agreement entered into with General Electric Capital Corporation. The second was filed May 2, 2000, regarding the modifications to the State of Tennessee RFP and the Company's belief that the failure to secure the TennCare RFP in light of such modifications would not have a material adverse effect on the Company's business and operations.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2000.

                                           MIM CORPORATION

Date:  May 11, 2000                        /s/Edward J. Sitar
                                           -------------------
                                           Edward J. Sitar
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX
         (Exhibits being filed with this Quarterly Report on Form 10-Q)


EXHIBIT NUMBER                 DESCRIPTION
----------------------         -------------------------------------------------------------------------------
    10.63                      Employment Letter Agreement, dated as of March 2, 2000, between the Company and James J. Jones, as amended by amendment letter, dated as of April 6, 2000, between the Company and James J. Jones.*

      27                       Financial Data Schedule.


--------------------
*Indicates a management contract or compensatory plan or agreement required to be filed as an exhibit pursuant to Item 14 (c) of Form 10-K and Regulation SK-601.