Form 10-Q
period 2000-06-30
MIM CORP
filed 2000-08-14
CIK 1014739

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 -----------------------------------------------
                                       OR
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

Yes  [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     On August 10, 2000 there were outstanding 21,953,653 shares of the Company's common stock, $.0001 par value per share ("Common Stock").

                                                                           INDEX



PART I            FINANCIAL INFORMATION                                                        PAGE NUMBER
----------------------------------------------------------------------------------------------------------------
       Item 1     Financial Statements

                  Consolidated Balance Sheets at                                                    1
                                        June 30, 2000 (unaudited) and December 31, 1999

                  Unaudited Consolidated Statements of Income for the three and                     2
                                        six months ended June 30, 2000 and 1999

                  Unaudited Consolidated Statements of Cash Flows for the                           3
                                        six months ended June 30, 2000 and 1999

                  Notes to the Consolidated Financial Statements                                    4

       Item 2     Management's Discussion and Analysis of Financial Condition                       6
                  and Results of Operations

       Item 3     Quantitative and Qualitative Disclosures about Market Risk                        11

PART II           OTHER INFORMATION

       Item 1     Legal Proceedings                                                                 12

       Item 2     Changes in Securities and Use of Proceeds                                         12

       Item 4     Submission of Matters to a Vote of Security Holders                               12

       Item 5     Other Information                                                                 13

       Item 6     Exhibits and Reports on Form 8-K                                                  13

       SIGNATURES                                                                                   14

       EXHIBIT INDEX                                                                                15


                                        1
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         2000                     1999
                                                                                    ----------------         ----------------
ASSETS                                                                                (UNAUDITED)
CURRENT ASSETS
      Cash and cash equivalents                                                   $          20,586        $          15,306
      Investment securities                                                                   5,000                    5,033
      Receivables, less allowance for doubtful accounts of $8,684 and $8,576
           at June 30, 2000 and December 31, 1999, respectively                              55,289                   62,919
      Inventory                                                                               1,357                      777
      Prepaid expenses and other current assets                                               1,430                    1,347
                                                                                  ------------------       ------------------
                 Total current assets                                                        83,662                   85,382

Other investments                                                                             2,347                    2,347
Property and equipment, net                                                                   8,792                    5,942
Due from affiliate and officer, less allowance for doubtful accounts of $403
           at June 30, 2000 and December 31, 1999, respectively                               1,909                    1,849
Other assets, net                                                                             1,006                      202
Intangible assets, net                                                                       19,447                   19,961
                                                                                  ------------------       ------------------
                                                                                  ------------------       ------------------
                 TOTAL ASSETS                                                     $         117,163        $         115,683
                                                                                  ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current portion of capital lease obligations                                $             507        $             514
      Current portion of long-term debt                                                         279                      493
      Accounts payable                                                                        6,384                    5,039
      Claims payable                                                                         35,273                   39,702
      Payables to plan sponsors and others                                                   26,894                   24,171
      Accrued expenses                                                                        4,374                    6,468
                                                                                  ------------------       ------------------
                 Total current liabilities                                                   73,711                   76,387

Capital lease obligations, net of current portion                                               437                      718
Long-term  debt, net of current portion                                                       2,833                    2,279
Other non current liabilities                                                                   985

Minority interest                                                                             1,112                    1,112

STOCKHOLDERS' EQUITY
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           250,000 Series A junior participating shares issued and outstanding                    0                        0
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           19,255,706 and 18,829,198 shares issued and outstanding
           at June 30, 2000 and December 31, 1999, respectively                                   2                        2
      Treasury stock at cost                                                                   (338)                    (338)
      Additional paid-in-capital                                                             91,948                   91,614
      Accumulated deficit                                                                   (52,768)                 (54,575)
      Stockholder notes receivable                                                             (759)                  (1,516)
                                                                                  ------------------       ------------------
                 Total stockholders' equity                                                  38,085                   35,187
                                                                                  ------------------       ------------------

                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         117,163        $         115,683
                                                                                  ==================       ==================


The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                       -------------------------  ----------------------------
                                                            2000          1999       2000               1999
                                                       -------------------------  ----------------------------
                                                                (UNAUDITED)                (UNAUDITED)
Revenue                                                $  95,691      $  88,894      $ 184,795      $ 163,809

Cost of revenue                                           87,366         81,077        169,659        147,810
                                                       ---------      ---------      ---------      ---------

    Gross profit                                           8,325          7,817         15,136         15,999

Selling, general and administrative expenses               7,310          7,074         13,529         14,586
Amortization of goodwill and other intangible assets         256            194            514            444
                                                       ---------      ---------      ---------      ---------

    Income from operations                                   759            549          1,093            969

Interest income, net                                         323            188            714            384
Other                                                          -              -              -            (12)
                                                       ---------      ---------      ---------      ---------

Net income                                                 1,082            737          1,807          1,341

Basic income per common share                          $    0.06      $    0.04      $    0.10      $    0.07
                                                       =========      =========      =========      =========

Diluted income per common share                        $    0.06      $    0.04      $    0.09      $    0.07
                                                       =========      =========      =========      =========

Weighted average common shares used
    in computing basic income per share                   18,832         18,777         18,821         18,639
                                                       =========      =========      =========      =========

Weighted average common shares used
    in computing diluted income per share                 18,957         18,953         19,218         18,833
                                                       =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     ----------------------
                                                                       2000         1999
                                                                     ----------------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                     $  1,807    $  1,341
         Adjustments to reconcile net income to net cash provided
              by operating activities:
              Depreciation, amortization and other                     2,020       1,181
              Provision for losses on receivables                        108           -

     Changes in assets and liabilities:
         Receivables                                                   7,522       3,988
         Inventory                                                      (580)        327
         Prepaid expenses and other current assets                       (83)        (20)
         Accounts payable                                              1,345      (1,157)
         Claims payable                                               (4,429)        441
         Payables to plan sponsors and others                          2,723        (658)
         Accrued expenses                                             (2,094)       (970)
         Non current liabilities                                         985           -
                                                                    --------    --------
              Net cash provided by operating activities                9,324       4,473
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                           (4,356)     (1,592)
         Loans to affiliate and officer, net                             (60)     (1,770)
         Stockholder loans, net                                          757         222
         Purchase of investment securities                            (4,000)     (1,013)
         Maturities of investment securities                           7,334
                                                                                   4,033
         Decrease (increase) in other assets                            (804)        130
                                                                    --------    --------
              Net cash (used in) provided by investing activities   $ (4,430)   $  3,311
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on capital lease obligations                (288)       (328)
         (Decrease) increase in debt                                     340      (5,308)
         Exercise of stock options                                       334          11
         Purchase of treasury stock                                        -        (338)
                                                                    --------    --------
              Net cash (used in) provided by financing activities        386      (5,963)
                                                                    --------    --------

Net increase in cash and cash equivalents                              5,280       1,821

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                      $ 15,306    $  4,495
                                                                    ========    ========

CASH AND CASH EQUIVALENTS--END OF PERIOD                            $ 20,586    $  6,316
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
         Interest                                                   $    209    $     86
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
     Equipment acquired under capital lease obligations             $      -    $    933
                                                                    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries collectively, (the "Company" or "MIM") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the six months ended June 30, 2000, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30,           JUNE 30,
                                               ------------------   ------------------
                                                  2000     1999      2000       1999
                                                -------   -------   -------   -------
Numerator:
      Net (loss) income .....................   $ 1,082   $   737   $ 1,807   $ 1,341
                                                =======   =======   =======   =======

Denominator - Basic:
      Weighted average number of common
      shares outstanding ....................    18,832    18,777    18,821    18,639
                                                =======   =======   =======   =======

      Basic income per share ................   $  0.06   $  0.04   $  0.10   $  0.07
                                                =======   =======   =======   =======

Denominator - Diluted:
      Weighted average number of common
         shares outstanding .................    18,832    18,777    18,821    18,639
      Common share equivalents of outstanding
         stock options ......................       125       176       397       194
                                                -------   -------   -------   -------

      Total shares outstanding ..............    18,957    18,953    19,218    18,833
                                                =======   =======   =======   =======

      Diluted income per share ..............   $  0.06   $  0.04   $  0.09   $  0.07
                                                =======   =======   =======   =======


NOTE 3--COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, would allow Xantus to remain operating as a TennCare MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received in the fourth quarter of 1999, $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in the fourth quarter of 1999 of $2,700 for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies.

     The Company has been disputing several improper reductions of payments by Tennessee Health Partnership ("THP"). These reductions relate to an alleged coordination of benefits issue raised by THP related to services provided in prior years for which the Company was not the claims processor. In addition, there exists a dispute over items billed in addition to the Company's capitated rate under the contracts with THP and Preferred Health Plans ("PHP"). There is also a dispute over certain overpayments made by the Company resulting from overbilling due to what the Company believes are errors contained in the pricing files of THP's claims processor. The contracts with these organizations require that the disputes be arbitrated. While the Company believes that it is owed these amounts from THP and intends to pursue vigorously its claims, at this time, the Company is unable to assess the likelihood that it will prevail. In the fourth quarter of 1999, the Company recorded a special charge of $3,300 for estimated losses related to these disputes.

     On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP, PHP paid the Company an additional $850 and the respective parties released each other from any and all liability with respect to past or future claims.

     In 1998, the Company recorded a $2,200 non-recurring charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000 and, among other things, provides for the execution and delivery by the Company of a $1,800 promissory note secured by certain tangible assets.

NOTE 4--SUBSEQUENT EVENT

        On August 4, 2000, the Company, through its principal pharmacy benefit management operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"), from Radix Capital Investment Group, LLC, a Delaware limited liability company, Elizabeth Williams, Bruce Blake and Sal Rafanelli, pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

      The aggregate purchase price for ADIMA was approximately $24 million consisting of $19 million in cash and the balance in Company common stock, a portion of which is being held in escrow to secure potential indemnification claims for breaches of seller's representations and warranties. The cash portion of the purchase price was partially funded with cash on hand and the remainder with funds from its primary lender under its existing $30 million revolving credit facility. The transaction will be accounted for as a purchase.

                                     * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K"), as well as the unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 filed with the Commission (this "Report").

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

OVERVIEW

     MIM is an independent pharmacy benefit management ("PBM"), specialty pharmaceutical and fulfillment/ e-commerce organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's
innovative   pharmacy   benefit  products  and  services  use  clinically  sound
guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill affected by life threatening diseases. MIM's fulfillment and e-commerce pharmacy specializes in serving individuals that require long-term maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups innovative, customized, health information services and products on the Internet for their members. A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare program. At June 30, 2000, the Company provided PBM services to 112 health plan sponsors with an aggregate of approximately 3.1 million plan members, of which TennCare represented five MCO's with approximately 1.1 million plan members. Revenues derived from the Company's contracts with those TennCare MCO's accounted for 50.6% of the Company's revenues at June 30, 2000, compared to 51.1% of the Company's revenues at June 30, 1999.

Business

      The Company operates a single segment business with several components and derives its revenues primarily from agreements to provide PBM services to various health plan sponsors in the United States. As part of its operations, the Company has mail order and e-commerce business components. Net sales and operating contribution for these components for the three months and six months ended June 30, 2000 and 1999, respectively, are presented below:


                                                            NET REVENUE BY COMPONENT

                               FOR THE THREE MONTHS ENDED JUNE 30,                      FOR THE SIX MONTHS ENDED JUNE 30,
                         ------------------------------------------------    -------------------------------------------------------
                             2000                          1999                     2000                              1999
                         -----------------------  -----------------------    ----------------------------   ------------------------
Component                    REVENUE         %          REVENUE       %               REVENUE         %             REVENUE       %
-------------------------------------------------------------------------    -------------------------------------------------------
PBM                            $86,244      90%         $78,787      89%              $ 165,321      89%           $ 143,867     88%
Mail Order and E-Commerce        9,439      10%           9,904      11%                 19,336      11%              19,527     12%
Corporate and All Others             8       0%             203       0%                    138       0%                 415      0%
                         -----------------------  -----------------------    ----------------------------   ------------------------

Total Revenue                   95,691     100%         $88,894     100%              $ 184,795     100%           $ 163,809    100%
                         =======================  =======================    ============================   ========================


                                                            OPERATING CONTRIBUTION BY COMPONENT

                                                FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                         -----------------------------------------------------------------------------
Component                                      2000               1999                 2000                1999
----------------------------------------------------------   ----------------     ----------------   -----------------

PBM                                               $ 3,874            $ 2,158              $ 5,853             $ 4,284
Mail Order and E-Commerce                          (1,192)               322                 (933)                519
Corporate and All Others                           (1,923)            (1,931)              (3,827)             (3,834)
                                         -----------------   ----------------     ----------------   -----------------

Total Operating Profit                              $ 759              $ 549              $ 1,093               $ 969
                                         =================   ================     ================   =================




RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     For the three months ended June 30, 2000, the Company recorded revenues of $95.7 million compared with $88.9 million for the same period in 1999, an increase of $6.8 million. Contracts with TennCare MCO's accounted for increased revenues of $1.1 million, while commercial revenue increased $5.7 million. The increase in TennCare related revenue includes $1.4 million related to a fee settlement for the administration of a behavioral health program during 1998.

     Cost of revenue for the three months ended June 30, 2000, increased to $87.4 million from $81.1 million for the same period in 1999, an increase of $6.3 million. Cost of revenue with respect to contracts with TennCare MCO's decreased $1.5 million, while the commercial costs increased $7.8 million. As a percentage of revenue, cost of revenue increased to 91.3% for the three months ended June 30, 2000, from 91.2% for the three months ended June 30, 1999, an increase of 0.1%.

     For the three months ended June 30, 2000 and 1999, 31.0% of the Company's revenues were generated from capitated contracts.

     General and administrative expenses were $7.3 million for the three month period ended June 30, 2000, as compared to $7.1 million for the three months ended June 30, 1999, an increase of $0.2 million due in part to higher costs related to the relocation of our fulfillment facility. Although the Company experienced increased costs associated with the sales force as well as in the legal area due to the Company's obligation to advance legal fees on behalf of certain former employees as required under Delaware law and the Company's By-laws, were offsetting operational efficiencies. As a percentage of revenue, general and administrative expenses decreased to 7.7% for the three months ended June 30, 2000, from 8.0% for the same period for 1999.

     For the three months ended June 30, 2000 and 1999, the Company recorded amortization of goodwill and other intangibles of $0.3 million.and $0.2 million respectively, in connection with the acquisition of Continental.

     For the three months ended June 30, 2000, the Company recorded interest income of $0.3 million compared to $0.2 million for the three months ended June 30, 1999, an increase of $0.1 million, primarily due to additional interest earned on monies derived from the Company's increased collection efforts, resulting in higher cash balances.

     For the three months ended June 30, 2000, the Company recorded net income of $1.1 million or $0.06 per share. This compares with net income of $0.7 million, or $0.04 per share for the three months ended June 30, 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     For the six months ended June 30, 2000, the Company recorded revenues of $184.8 million compared with $163.8 million for the same period in 1999, an increase of $21.0 million. Contracts with TennCare MCO's accounted for increased revenues of $9.7 million, while commercial revenue increased $11.3 million. The increase in TennCare revenue included $1.4 million related to a fee settlement for the administration of a behavioral health program during 1998.

     Cost of revenue for the six months ended June 30, 2000, increased to $169.7 million from $147.8 million for the same period in 1999, an increase of $21.9 million. Cost of revenue with respect to contracts with TennCare MCO's increased $7.6 million, while the commercial costs increased $14.3 million. As a percentage of revenue, cost of revenue increased to 91.8% for the six months ended June 30, 2000, from 90.2% for the six months ended June 30, 1999, an increase of 1.6%, due in part to greater pharmaceutical utilization by plan members receiving PBM services under the Company's capitated contracts.

     For the six months ended June 30, 2000, 32.7% of the Company's revenues were generated from capitated contracts, compared to 37.9% for the same period a year ago, a decrease of 5.2%. Based upon its present contracted arrangements, the Company anticipates that approximately 25% of its revenues for the remainder of 2000 will be derived from capitated or other risk-based contracts.

     General and administrative expenses were $13.5 million for the six months ended June 30, 2000, as compared to $14.6 million for the six months ended June 30, 1999, a decrease of $1.1 million. This decrease was primarily a result of a restructuring of the Company's operations during 1999. However the savings resulting from the restructuring were offset by greater than usual costs associated with the sales force and legal expenditures. Legal costs increased primarily due to the Company's obligations to advance legal fees on behalf of certain former officers and employees as required under Delaware law and the Company's by laws. As a percentage of revenue, general and administrative expenses decreased to 7.3% for the six months ended June 30, 2000, from 8.9% for the same period for 1999.

     For the six months ended June 30, 2000, the Company recorded amortization of goodwill and other intangibles of $0.5 million in connection with its acquisition of Continental, an increase of $0.1 million compared to $0.4 million for the same period last year.

     For the six months ended June 30, 2000, the Company recorded interest income of $0.7 million compared to $0.4 million for the six months ended June 30, 1999, an increase of $0.3 million, primarily due to additional interest earned on monies derived from the Company's increased collection efforts.

     For the six months ended June 30, 2000, the Company recorded net income of $1.8 million or $0.09 per diluted share. This compares with net income of $1.3 million, or $0.07 per diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company utilizes both funds generated from operations, if any, and funds raised in the Company's public offering for capital expenditures and other working capital needs. For the six months ended June 30, 2000, net cash provided to the Company by operating activities totaled $9.3 million as compared to $4.4 million for the same period a year ago. This increase was primarily due to an increase in payables to plan sponsors and others of $2.7 million, and a decrease in accounts receivable of $7.5 million. The increase in payables to plan sponsors and others reflects increased manufacturer's rebates, which are shared with certain clients. The decrease in accounts receivable is a result of the Company's success in its collection efforts.

     Net cash used in investing activities was $4.4 million, of which the purchase of property and equipment represents $4.3 million. The majority of these purchases were for the relocation and upgrade of the fulfillment center in Columbus, Ohio.

     For the six months ended June 30, 2000, net cash of $0.4 million was provided by financing activities. The exercise of stock options provided $0.3 million.

     At June 30, 2000, the Company had working capital of $10.0 million compared to $9.0 million at December 31, 1999. Cash and cash equivalents increased to $20.6 million at June 30, 2000, compared with $15.3 million at December 31, 1999.

     On February 4, 2000, the Company, through its principal PBM operating subsidiary, MIM Health Plans, Inc. ("Health Plans"), secured a $30.0 million revolving credit facility (the "Facility"). The Facility will be used by the Company for general working capital purposes, capital expenditures and for future acquisitions. In addition, a portion of the Facility is available to the Company for the further development of the Company's e-commerce business and operations. The Facility has a three year term and provides for borrowing of up to $30.0 million at a rate of interest selected by the Company equal to the Index Rate (defined as the base rate on corporate loans at large U.S. money center commercial banks, as quoted in the Wall Street Journal) plus a margin, or a London InterBank Offered Rate plus a margin. Health Plans' obligations under the Facility are secured by a first priority security interest in all of Health Plans' receivables as well as other related collateral. Health Plans' obligations under the Facility are guaranteed by the Company and certain other affiliated entities. In connection with the ADIMA acquisition described in Part II, Item 5 below, the Facility was modified to, among other things, add ADIMA as a guarantor of Health Plan's obligations under the Facility.

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

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM, e-commerce/fulfillment or specialty pharmacy businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

OTHER MATTERS

       As a result of providing capitated PBM services to certain TennCare MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts and other risk-based arrangements. Risk-based business represented approximately 33% of the Company's revenues while non-risk business (including mail order services) represented approximately 67% of the Company's revenues for the three months ended June 30, 2000, compared to the same period in 1999, which had approximately 38% of risk-based generated revenue and approximately 62% non-risk (including mail order services) generated revenue. Non-risk arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under risk-based contracts, as higher utilization positively impacts profitability under fee-for-service (or non-risk-based) arrangements. The Company presently anticipates that approximately 25% of its revenues in fiscal 2000 will be derived from risk-based arrangements.

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

                                      2000             2001             2002            2003            2004       THEREAFTER
                                  --------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS:
      Fixed rate investments         $ 5,000             $ -             $ -             $ -             $ -              $ -
      Weighted average rate            5.25%               -               -               -               -                -

LONG-TERM INVESTMENTS:
      Fixed rate investments             $ -             $ -             $ -             $ -             $ -              $ -
      Weighted average rate                -               -               -               -               -                -

LONG-TERM DEBT:
      Variable rate instruments        $ 279         $ 2,833             $ -             $ -             $ -              $ -
      Weighted average rate            7.64%           9.49%           0.00%           0.00%           0.00%            0.00%



     In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate for that instrument at June 30, 2000, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

     At June 30, 2000, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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

                                     * * * *

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company has been disputing several improper reductions of payments by Tennessee Health Partnership ("THP"). These reductions relate to an alleged coordination of benefits issue raised by THP related to services provided in prior years for which the Company was not the claims processor. In addition, there exists a dispute over items billed in addition to the Company's capitated rate under the contracts with THP and Preferred Health Plans ("PHP"). There is also a dispute over certain overpayments made by the Company resulting from overbilling due to what the Company believes are errors contained in the pricing files of THP's claims processor. The contracts with these organizations require that the disputes be arbitrated. While the Company believes that it is owed these amounts from THP and intends to pursue vigorously its claims, at this time, the Company is unable to assess the likelihood that it will prevail. In 1999, the Company recorded a special charge of $3,300 for estimated losses related to these disputes.

     On February 22, 2000, THP demanded arbitration against the Company alleging that the Company overbilled THP, and THP overpaid the Company, in the approximate amount of $1.3 million. On March 20, 2000, the Company filed its answer and counterclaim and asserted that all amounts billed to, and paid by, THP were proper under the Agreements and that THP improperly withheld payments in the approximate amount of $0.5 million. The Company believes that it is owed these amounts from THP and intends to pursue vigorously its counterclaims. However, at this time, the Company is unable to assess the likelihood that it will prevail.

     In 1998, the Company recorded a $2,200 non-recurring charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of a subsidiary prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     From August 14, 1996 through June 30, 2000, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts (in thousands):

Construction of plant, building and facilities...................... $     -
Purchase and installation of machinery and equipment................ $  6,821
Purchases of real estate............................................ $     -
Acquisition of other businesses..................................... $  2,325
Repayment of indebtedness........................................... $     -
Working capital..................................................... $ 12,056
Temporary investments:
        Marketable securities....................................... $  5,000
        Overnight cash deposits..................................... $ 20,586



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders (the "Annual Meeting") was held on July 13, 2000. The following proposal for the election of six (6) directors to the Board of Directors, each to serve for a one (1) year term, was submitted to a vote of the stockholders. The Company's nominated and elected directors are Richard H. Friedman, Scott R. Yablon, Richard A. Cirillo, Esq., Louis DiFazio, Ph.D., Michael Kooper and Louis a. Luzzi, Ph.D., the votes in favor of and against the election of each director were as follows:

NAME                                            FOR                    WITHHELD
--------------------------------------------------------------------------------
Richard H. Friedman                            15,266,199              209,416
Scott R. Yablon                                15,266,199              209,416
Richard A. Cirillo                             15,266,199              209,416
Dr. Louis DiFazio                              15,266,199              209,416
Michael Kooper                                 15,266,199              209,416
Dr. Louis A. Luzzi                             15,266,199              209,416


There were no other proposals submitted for stockholder approval at the Annual Meeting.

ITEM 5. OTHER INFORMATION

        On August 4, 2000, the Company, through its principal pharmacy benefit management operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"), from Radix Capital Investment Group, LLC, a Delaware limited liability company, Elizabeth Williams, Bruce Blake and Sal Rafanelli, pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

      The aggregate purchase price for ADIMA was approximately $24 million consisting of $19 million in cash and the balance in Company common stock, a portion of which is being held in escrow to secure potential indemnification claims for breaches of seller's representations and warranties. The cash portion of the purchase price was partially funded with cash on hand and the remainder with funds from its primary lender under its existing $30 million revolving credit facility. The transaction will be accounted for as a purchase.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

        EXHIBIT NUMBER                 DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------

             10.1                      Amendment to Credit Agreement, dated May 24, 2000, among MIM Health
                                       Plans, Inc., MIM Corporation, the Credit Parties signatories thereto and General
                                       Electric Credit Corporation, for itself and as agent for other lenders from time to time a party to the Credit Agreement, dated February 4, 2000.

             10.2                      Corporate Integrity Agreement between the Office of the Inspector General of the Department of Health and Human Services and MIM Corporation dated as of June 15, 2000.

              27                       Financial Data Schedule



(b)         Reports on Form 8-K

     One Current Report on Form 8-K was filed with the Commission during the second quarter of 2000 and one Current Report on Form 8-K was filed in the third quarter of 2000. The first was filed on May 1, 2000, regarding the Company's press release on first quarter earnings. The second was filed on August 10, 2000, regarding the Company's acquisition of American Disease Management Associates, L.L.C., a Delaware limited liability company which provides intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses.

                                *    *   *   *

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.

                                         MIM CORPORATION

Date:  August 14, 2000                   /s/  Edward J. Sitar
                                         --------------------
                                         Edward J. Sitar
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX
         (Exhibits being filed with this Quarterly Report on Form 10-Q)


        EXHIBIT NUMBER                 DESCRIPTION
------------------------------------------------------------------------------------------------------------------------------------

             10.1                      Amendment to Credit Agreement, dated May 24, 2000, among MIM Health
                                       Plans, Inc., MIM Corporation, the Credit Parties signatories thereto and General
                                       Electric Credit Corporation, for itself and as agent for other lenders from time to time a party to the Credit Agreement, dated February 4, 2000.

             10.2                      Corporate Integrity Agreement between the Office of the Inspector General of the Department of Health and Human Services and MIM Corporation dated as of June 15, 2000.

              27                       Financial Data Schedule
