Form 10-Q
period 2000-09-30
MIM CORP
filed 2000-11-14
CIK 1014739

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                -------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                              --------------------------------

Commission file number    0-28740
                       --------------

                                 MIM CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   05-0489664
---------------------------------------   ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                     100 Clearbrook Road, Elmsford, NY 10523
                    (Address of principal executive offices)
                                 (914) 460-1600
                    ----------------------------------------
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On October 19, 2000 there were outstanding 21,968,653 shares of the Company's common stock, $.0001 par value per share ("Common Stock").

                                                         INDEX

PART I        FINANCIAL INFORMATION                                                                   Page Number
------------------------------------------------------------------------------------------------------------------------
     Item 1   Financial Statements

              Consolidated Balance Sheets at
                              September 30, 2000 (unaudited) and December 31, 1999                         1

              Unaudited Consolidated Statements of Income for the three and
                              nine months ended September 30, 2000 and 1999                                2

              Unaudited Consolidated Statements of Cash Flows for the
                              nine months ended September 30, 2000 and 1999                                3

              Notes to the Consolidated Financial Statements                                               5

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    8

     Item 3   Quantitative and Qualitative Disclosures about Market Risk                                  13

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings                                                                           14

     Item 2   Changes in Securities and Use of Proceeds                                                   14

     Item 4   Submission of Matters to a Vote of Security Holders                                         15

     Item 5   Other Information                                                                           15

     Item 6   Exhibits and Reports on Form 8-K                                                            15

     SIGNATURES                                                                                           17

     Exhibit Index                                                                                        18

     Exhibit 27-Financial Data Schedule                                                                   19


                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               September 30,      December 31,
                                                                                                 2000               1999
                                                                                              ------------       -----------
ASSETS                                                                                          (Unaudited)
Current assets
     Cash and cash equivalents                                                              $       2,977      $     15,306
     Investment securities                                                                              -             5,033
     Receivables, less allowance for doubtful accounts of $8,813 and $8,576
          at September 30, 2000 and December 31, 1999, respectively                                56,276            62,919
     Inventory                                                                                      1,776               777
     Prepaid expenses and other current assets                                                      1,556             1,347
                                                                                            --------------     -------------
             Total current assets                                                                  62,585            85,382

Other investments                                                                                   2,347             2,347
Property and equipment, net                                                                         9,097             5,942
Due from affiliate and officer, less allowance for doubtful accounts of $403
          at September 30, 2000 and December 31, 1999, respectively                                 2,113             1,849
Other assets, net                                                                                   1,100               202
Intangible assets, net                                                                             39,238            19,961
                                                                                            --------------     -------------
             Total assets                                                                   $     116,480      $    115,683
                                                                                            ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current portion of capital lease obligations                                           $         490      $        514
     Current portion of long-term debt                                                                256               493
     Accounts payable                                                                               2,858             5,039
     Claims payable                                                                                30,246            39,702
     Payables to plan sponsors and others                                                          28,848            24,171
     Accrued expenses                                                                               3,644             6,468
                                                                                            --------------     -------------
             Total current liabilities                                                             66,342            76,387

Capital lease obligations, net of current portion                                                     863               718
Long-term  debt, net of current portion                                                             4,025             2,279
Other non current liabilities                                                                         849                 -

Minority interest                                                                                   1,112             1,112

Stockholders' equity

     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          250,000 Series A junior participating shares issued and outstanding                           -                 -
     Common stock, $.0001 par value; 40,000,000 shares authorized,
          21,968,653 and 18,829,198 shares issued and outstanding
          at September 30, 2000 and December 31, 1999, respectively                                     2                 2
     Treasury stock at cost                                                                          (338)             (338)
     Additional paid-in-capital                                                                    96,981            91,614
     Accumulated deficit                                                                          (52,585)          (54,575)
     Stockholder notes receivable                                                                    (771)           (1,516)
                                                                                            --------------     -------------
             Total stockholders' equity                                                            43,289            35,187
                                                                                            --------------     -------------

             Total liabilities and stockholders' equity                                     $     116,480      $    115,683
                                                                                            ==============     =============



     The accompanying notes are an integral part of these consolidated financial statements.

                                          MIM CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share amounts)


                                                                 Three months ended                  Nine months ended
                                                                    September 30,                      September 30,
                                                       ----------------------------------   ----------------------------------
                                                             2000               1999              2000               1999
                                                       ----------------------------------   ----------------------------------
                                                                      (Unaudited)                       (Unaudited)

Revenue                                                $       85,101     $      101,388    $      269,896     $      265,197



Cost of revenue                                                75,378             93,712           245,037            241,522
                                                       ---------------    ---------------   ---------------    ---------------



     Gross profit                                               9,723              7,676            24,859             23,675


                                                                9,164              7,043            22,693             21,641
Selling, general and administrative expenses
                                                                  391                361               905                805
Amortization of goodwill and other intangible assets   ---------------    ---------------   ---------------    ---------------



     Income from operations                                       168                272             1,261              1,229



Interest income, net                                               15                254               729                638
                                                       ---------------    ---------------   ---------------    ---------------



Net income                                             $          183     $          526    $        1,990     $        1,867
                                                       ===============    ===============   ===============    ===============




Basic income per common share                          $         0.01     $         0.03    $         0.10     $         0.10
                                                       ===============    ===============   ===============    ===============


Diluted income per common share                        $         0.01     $         0.03    $         0.10     $         0.10
                                                       ===============    ===============   ===============    ===============


Weighted average common shares used
     in computing basic income per share                       20,551             18,729            19,266             18,636
                                                       ===============    ===============   ===============    ===============


Weighted average common shares used
     in computing diluted income per share                     20,646             18,861            19,563             18,902
                                                       ===============    ===============   ===============    ===============



Earnings before interest, taxes, depreciation          $        1,350     $        1,311      $       4,478    $        3,454
     and amortization                                  ===============    ===============   ===============    ===============




     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                   ----------------------------
                                                                                                    2000                 1999
                                                                                                   ----------------------------
                                                                                                         (Unaudited)
Cash flows from operating activities:
     Net income                                                                                     $ 1,990          $ 1,867
        Adjustments  to reconcile  net income to net cash  provided by operating activities:
             Depreciation, amortization and other                                                     2,233            1,735
             Provision for losses on receivables                                                        237              (55)
     Changes in assets and liabilities:
        Receivables                                                                                   9,673           (7,995)
        Inventory                                                                                      (177)             231
        Prepaid expenses and other current assets                                                      (173)             141
        Accounts payable                                                                             (2,190)          (1,838)
        Claims payable                                                                               (9,456)          13,738
        Payables to plan sponsors and others                                                          4,677            4,677
        Accrued expenses                                                                             (2,879)             450
        Non current liabilities                                                                         849                 -
                                                                                             ---------------   --------------
             Net cash provided by operating activities                                                4,784           12,951
                                                                                             ---------------   --------------

Cash flows from investing activities:
        Purchase of property and equipment                                                           (4,329)          (1,843)
        Loans to affiliate and officer, net                                                            (264)          (2,064)
        Stockholder loans, net                                                                          745              211
        Purchase of investment securities                                                            (4,000)                -
        Maturities of investment securities                                                           9,033            6,637
        Decrease (increase) in other assets                                                            (898)             131
        Cost incurred in purchase of subsidiary, net of cash aquired                                (19,362)            (379)
                                                                                             ---------------   --------------
             Net cash provided (used in) by investing activities                                  $ (19,075)         $ 2,693
                                                                                             ---------------   --------------

Cash flows from financing activities:
        Principal payments on capital lease obligations                                                 121             (447)
        (Decrease) increase in debt                                                                   1,509           (4,058)
        Exercise of stock options                                                                       332               11
        Purchase of treasury stock                                                                       -              (338)
                                                                                             ---------------   --------------
             Net cash (used in) provided by financing activities                                      1,962           (4,832)
                                                                                             ---------------   --------------
Net increase in cash and cash equivalents                                                           (12,329)          10,812

Cash and cash equivalents  beginning of period                                                     $ 15,306          $ 4,494
                                                                                             ===============   ==============
Cash and cash equivalents  end of period                                                            $ 2,977         $ 15,306
                                                                                             ===============   ==============


                                   (continued)

                                     MIM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (continued)
                                              (In thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                    $      285      $      135
                                                                                ============   =============



SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
     Equipment acquired under capital lease obligations                          $      292      $     933
                                                                                ============   =============




     Stock issued in connection with acquisition                                 $    5,035      $       -
                                                                                ============   =============





     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries (collectively the "Company" or "MIM") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 2000, are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2000.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                             ---------------------------------------------------
                                                2000         1999          2000         1999
                                             -----------  -----------   -----------  -----------
Numerator:
     Net income.............................      $ 183        $ 526       $ 1,990      $ 1,867
                                             ===========  ===========   ===========  ===========

Denominator - Basic:
     Weighted average number of common
     shares outstanding.....................     20,551       18,729        19,266       18,636
                                             ===========  ===========   ===========  ===========

     Basic income per share.................      $0.01        $0.03         $0.10        $0.10
                                             ===========  ===========   ===========  ===========

Denominator - Diluted:
     Weighted average number of common
        shares outstanding...................    20,551       18,729        19,266       18,636
     Common share equivalents of outstanding
        stock options........................        95          132           297          266
                                             -----------  -----------   -----------  -----------

     Total shares outstanding.................   20,646       18,861        19,563       18,902
                                             ===========  ===========   ===========  ===========

     Diluted income per share...............      $0.01        $0.03         $0.10        $0.10
                                             ===========  ===========   ===========  ===========


NOTE 3--COMMITMENTS AND CONTINGENCIES

     On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus") entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to a reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State allowed Xantus to remain operating as a TennCare MCO, providing full healthcare related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received in the fourth quarter of 1999, $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in the fourth quarter of 1999 of $2,700 for the estimated loss on the remaining amounts owed, net of the unpaid amounts to network pharmacies.

     The Company has been disputing several improper reductions of payments by Tennessee Health Partnership ("THP"). These reductions relate to an alleged coordination of benefits issue raised by THP for services provided in prior years during which the Company was not THP's claims processor. In addition, there exists a dispute over whether or not certain items should have been included under the Company's respective capitated arrangements with THP and Preferred Health Plans ("PHP"). There is also a dispute over certain overpayments made by the Company to its network pharmacies due to errors contained in the pricing files of THP's claims processor. The contracts with these organizations require that the disputes be arbitrated. While the Company believes that it is owed these amounts from THP and intends to pursue vigorously its claims, at this time, the Company is unable to assess the likelihood that it will prevail. In the fourth quarter of 1999, the Company recorded a special charge of $3,300 for estimated losses related to these disputes.

    On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP. PHP paid the Company an additional $850 and the respective parties released each other from any and all liability with respect to past or future claims. This agreement did not have a material effect on the Company's result of operations or financial position.

    In 1998, the Company recorded a $2,200 non-recurring charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000 and, among other things, provides for the execution and delivery by the Company of a $1,800 promissory note secured by certain tangible assets.

NOTE 4--RECENT ACQUISITION

    On August 4, 2000, the Company, through its principal PBM operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"), from Radix Capital Investment Group, LLC, a Delaware limited liability company, and certain individuals pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides high-tech intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

     The aggregate purchase price approximated $24,035, and included $19,000 in cash and 2,697,947 shares of MIM common stock. The MIM common stock was valued at $5,035. The acquisition was treated as a purchase for financial reporting purposes. Assets acquired were $4,457 and liabilities assumed totaled $64 resulting in $19,642 of goodwill, which will be amortized over the estimated useful life of 20 years. Goodwill has been recorded based on management estimates and the allocation will be finalized based on an appraisal. The consolidated financial statements of the Company for the three and nine month periods include the results of ADIMA from the date of acquisition.

    The following unaudited consolidated pro forma information has been prepared assuming ADIMA was acquired as of January 1, 1999, with pro forma adjustments for amortization of goodwill and interest income. The pro forma information is presented for informational purposes only and is not indicative of what would have occurred if the acquisition had been made on January 1, 1999. In addition, this pro forma information is not intended to be a projection of future operating results.

                                         Nine Months ended September 30,
                                     (In thousands, except per share amounts)
                                 ----------------------------------------------
                                          2000                   1999

Revenues                          $          280,134     $           271,724
Net income                                     3,699                   1,520
Basic earnings per share                        0.19                    0.07
Diluted earnings per share                      0.19                    0.07
EBITDA                                         7,147                   4,381



The amounts above include $10,238 of revenue from the operations of ADIMA up to the date of acquisition for the nine months September 30, 2000 and $6,526 for the nine months ended September 30, 1999.

NOTE 5 - DEBT REFINANCING

     On November 1, 2000 the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility replaced the Company's existing credit facilities with its former lenders. The Facility will be used for working capital purposes and future acquisitions in support of its business plan. The Facility has a three-year term, provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1%, and is secured by receivables of the Company's principal operating subsidiaries.

                                     * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, the benefits and risks associated with integration of acquired companies, the likely outcome and the effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Overview

     MIM is a pharmacy benefit management ("PBM"), specialty pharmaceutical and fulfillment/e-commerce organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill affected by life threatening diseases. MIM's fulfillment and e-commerce pharmacy specializes in serving individuals that require long-term maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups innovative, customized health information services and products on the Internet for their members. A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee (the "State") to MCO's participating in the State's TennCare program. At September 30, 2000, the Company provided PBM services to 120 health plan sponsors with an aggregate of approximately 3.4 million plan members, of which TennCare represented five MCO's with approximately 1.2 million plan members. Revenues derived from the Company's contracts with those TennCare MCO's accounted for 47.1% of the Company's revenues at September 30, 2000, compared to 52.9% of the Company's revenues at September 30, 1999.

Business

     The Company operates a single segment business with several components and derives its revenues primarily from agreements to provide PBM services, which includes mail order services, to various health plan sponsors in the United States. The Company also provides specialty pharmacy services to chronically ill patients that require injection and infusion therapies. Net sales for these components for the three months and nine months ended September 30, 2000 and 1999, respectively, are presented below:


                            NET REVENUE BY COMPONENT
                                 (In thousands)

                             For the three  months ended  September 30,    For the nine months ended September 30,

                             ------------------------------------         ---------------------------------------
                                 2000                  1999                    2000                   1999
                             ----------------  ------------------         ------------------ --------------------
Component                     Revenue    %      Revenue     %              Revenue     %        Revenue      %
-----------------------------------------------------------------         ---------------------------------------
PBM/Mail Order                 $81,942   96%     $101,164   100%            $266,599    99%      $ 264,376  100%
Specialty Pharmacy               3,156    4%            -     0%               3,156     1%              -    0%
Corporate and All Others             3    0%          224     0%                 141     0%            821    0%
                             ----------------  ------------------         ------------------ --------------------

Total Revenue                  $85,101  100%     $101,388   100%             269,896   100%      $ 265,197  100%
                             ================  ==================         ================== ====================


Acquisition of American Disease Management Associates, L.L.C.

    On August 4, 2000, the Company, through its principal PBM operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"), from Radix Capital Investment Group, LLC, a Delaware limited liability company, and certain individuals pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides high-tech intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

     The aggregate purchase price approximated $24.0 million, and included $19.0 million in cash and 2.7 million shares of MIM common stock. The MIM Common Stock was valued at $5.0 million. The acquisition was treated as a purchase for financial reporting purposes. Assets acquired approximated $4.5 million and liabilities assumed approximated $0.1 million resulting in approximately $19.6 million of goodwill, which will be amortized over the estimated useful life of 20 years. Goodwill has been recorded based on management estimates and the allocation will be finalized based on an appraisal. The consolidated financial statements of the Company for the three-months and nine-months periods include the results of ADIMA from the date of acquisition.

Results of Operations

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     For the three months ended September 30, 2000, the Company recorded revenues of $85.1 million compared with $101.4 million for the same period in 1999, a decrease of $16.3 million. The Company's revenue decreased by $12.9 million during the third quarter of 2000 as compared to the same period a year ago. This decrease is a result of the State of Tennessee taking over financial responsibility for TennCare(R) members with Medicare eligibility (the "dual eligible members"), resulting in the removal of the dual eligible members from TennCare(R) plans on July 1, 2000. The Company's revenue decreased by $17.5 million which was offset by increases of $7.6 million in other TennCare(R) contracts as a result of added lives and increased utilization. The ADIMA acquisition contributed $3.2 million of additional revenue in 2000. Commercial PBM and mail order revenue increased $3.3 million as the Company continues to add PBM lives. For the three months ended September 30, 2000, 27% of the Company's revenues were generated from capitated contracts, compared to 46% for the same period in 1999.

     Cost of revenue for the three months ended September 30, 2000, decreased to $75.4 million from $93.7 million for the same period in 1999, a decrease of $18.3 million. Decreased utilization for the loss of the dual eligible members and terminated TennCare(R) MCO contracts accounted for a $31.6 million decrease in cost of revenue, which was partially offset by increased costs of $7.4 million on other contracts due to an increase in eligibility and utilization. Cost of revenue increased $5.9 million due to increases in commercial PBM contracts and the acquisition of ADIMA in the third quarter of 2000. Gross margin as a percentage of revenue totaled 11.4% for the three months ended September 30, 2000 compared to 7.6% for the same period in 1999. Gross margins were positively impacted by lower utilization on the Company's capitated contracts as well as by the acquisition of ADIMA. ADIMA's gross margins are higher than those historically realized in the Company's PBM and mail order businesses.

    General and administrative expenses were $9.2 million for the three-month period ended September 30, 2000, as compared to $7.0 million for the three months ended September 30, 1999. This increase of $2.2 million is primarily attributable to the inclusion of ADIMA in the consolidated results, severance pay related to the departure of two executives, increased legal expenses and additional marketing expenses related to one of the Company's marketing joint ventures. As a percentage of revenue, general and administrative expenses increased to 10.8% for the three months ended September 30, 2000, from 7.0% for the same period for 1999.

    For the three months ended September 30, 2000 and 1999, the Company recorded amortization of goodwill and other intangibles of $0.4 million.

    For the three months ended September 30, 2000, the Company recorded net interest income of $0.02 million compared to $0.3 million for the three months ended September 30, 1999, a decrease of $0.3 million, primarily due to acquisition of ADIMA, which resulted in lower invested balances for the period.

    For the three months ended September 30, 2000, the Company recorded net income of $0.2 million or $0.01 per diluted share. This compares with net income of $0.5 million, or $0.03 per diluted share for the three months ended September 30, 1999.

    Earnings before interest, taxes, depreciation and amortization was $1.4 million for the three-month period ended September 30, 2000, and $1.3 million for the three-month period ended September 30, 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     For the nine months ended September 30, 2000, the Company recorded revenues of $269.9 million compared with $265.2 million for the same period in 1999, an increase of $4.7 million. The Company's TennCare(R) revenues decreased by $63.8 million for the nine months ended September 30, 2000 as compared to the same period in 1999, of which $50.9 is related to the Company not renewing two TennCare(R) MCO contracts that it managed in 1999 and $12.9 million as a result of the loss of the dual eligible members effective July 1, 2000. The decrease in TennCare(R) revenues was offset by increases of $50.7 million in other TennCare(R) contracts as a result of added lives and increased utilization. The acquisition of ADIMA contributed $3.2 million of additional revenue in 2000. Commercial PBM and mail order revenue increased $14.6 million as the Company continues to add PBM lives and increase volume at its mail order facility. For the nine months ended September 30, 2000, 31.0% of the Company's revenues were generated from capitated contracts, compared to 41.0% for the same period a year ago, a decrease of 10.0%. Based upon its present contracted arrangements, the Company anticipates that approximately 25% of its revenues for the remainder of 2000 will be derived from capitated contracts.

     Cost of revenue for the nine months ended September 30, 2000, increased to $245.0 million from $241.5 million for the same period in 1999. Cost of revenue increased $20.2 million as a result of increased commercial PBM costs and costs associated with the inclusion of ADIMA in the consolidated results, offset by a $16.7 million decrease associated with the TennCare contracts, primarily due to a loss of certain TennCare MCO contracts at the end of 1999. As a percentage of revenue, cost of revenue decreased to 90.8% for the nine months ended September 30, 2000, from 91.1% for the nine months ended September 30, 1999, a decrease of 0.3%, due in part to less pharmaceutical utilization by plan members receiving PBM services under the Company's capitated contracts. Gross margin as a percentage of revenue totaled 9.2% for the nine months ended September 30, 2000 compared to 8.9% for the same period in 1999. Gross margins were positively impacted by lower pharmaceutical utilization on the Company's capitated contracts as well as by the acquisition of ADIMA and the $1.4 million related to a settlement of fees associated with 1998 services that were recorded in the nine months ended September 30, 2000. In addition, ADIMA's gross margins are higher than those historically realized in the Company's PBM and mail order businesses.

     General and administrative expenses were $22.7 million for the nine months ended September 30, 2000, as compared to $21.6 million for the nine months ended September 30, 1999, an increase of $1.1 million. This increase of $1.1 million is principally the result of severance obligations to two executives, higher levels of depreciation due to capital improvements in our mail-order/fulfillment facility, additional expenses due to the acquisition of ADIMA and increased costs associated with a full sales force in 2000. As a percentage of revenue, general and administrative expenses increased to 8.4% for the nine months ended September 30, 2000, from 8.2% for the same period for 1999.

    For the nine months ended September 30, 2000, the Company recorded amortization of goodwill and other intangibles of $0.9 million, an increase of $0.1 million compared to $0.8 million for the same period last year. This increase is due to the acquisition of ADIMA.

    For the nine months ended September 30, 2000, the Company recorded interest income of $0.7 million compared to $0.6 million for the nine months ended
September 30, 1999, an increase of $0.1 million due to additional interest earned on monies derived from the Company's improved collection efforts, offset by the loss of interest on funds used to purchase ADIMA.

    For the nine months ended September 30, 2000, the Company recorded net income of $2.0 million or $0.10 per diluted share. This compares with net income of $1.9 million, or $0.10 per diluted share for the nine months ended September 30, 1999.

    Earnings before interest, taxes, depreciation and amortization were $4.5 million for the nine months ended September 30, 2000. This compares to $3.5 million for the same period in 1999.

Liquidity and Capital Resources

    The Company utilizes both funds generated from operations, if any, and funds raised in the Company's public offering for capital expenditures and other working capital needs. For the nine months ended September 30, 2000, net cash provided to the Company by operating activities totaled $4.8 million as compared to $13.0 million for the same period a year ago. This decrease was due primarily to a decrease in accounts receivable of $9.7 million, offset by decreases in accounts payable, accrued expenses and claims payable of $14.5 million.

    Net cash used in investing activities was $19.1 million, which was used primarily to acquire ADIMA. Purchases of property and equipment used $4.3 million and was offset by the net sales of investment securities of $5.0 million. The property and equipment purchases were mainly associated with the relocation and upgrade of the Ohio fulfillment facility.

    For the nine months ended September 30, 2000, financing activities provided net cash of $2.0 million. $1.5 million of this cash was provided by increased borrowings on the Company's then existing credit facilities.

    At September 30, 2000, the Company had working capital of ($3.8) million compared to $9.0 million at December 31, 1999. Cash and cash equivalents decreased to $3.0 million at September 30, 2000 compared with $15.3 million at December 31, 1999.

     On November 1, 2000 the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility replaced the Company's existing credit facilities with its former lenders. The Facility will be used for working capital purposes and future acquisitions in support of its business plan. The Facility has a three-year term, provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1%, and is secured by receivables of the Company's principal operating subsidiaries.

     On November 1, 2000 the TennCare(R) program adopted new rules for recipients to appeal adverse determinations in the delivery of medical services and products requiring prior approval including the rejections of certain pharmaceutical products under existing formularies or guidelines and to possibly receive a larger supply of the rejected products at the point of service. The implementation of these rules may impact the quantity of formulary products from, excluded or requiring prior approval that are dispensed to the recipients potentially resulting in a change to the amount of pharmaceutical manufacturers rebates earned by the Company. A reduction in rebates would adversely impact the financial results of the Company. At this time the Company can not estimate the financial impact, if any, as a result of the implementation of new rules.

    From time to time, the Company may be a party to legal proceedings or involved in related investigations, inquiries or discussions, in each case, arising in the ordinary course of the Company's business. Although no assurance can be given except as otherwise discussed herein, management does not presently believe that any current matters would have a material adverse effect on the liquidity, financial position or results of operations of the Company.

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

    As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand or available credit under the Facility to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

    The  Company  also  may  pursue   joint   venture   arrangements,   business
acquisitions and other transactions designed to expand its PBM, e-commerce/fulfillment or specialty pharmacy businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

     As a result of providing capitated PBM services to certain TennCare MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts. Capitated business represented approximately 27% of the Company's revenues while non-capitated business (including mail order services) represented approximately 73% of the Company's revenues for the three months ended September 30, 2000. For the same period in 1999, the Company's capitated business represented approximately 46% of total revenue and non-captitated business arrangements represented approximately 54% of total revenue. Non-capitated arrangements mitigates the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 25% of its revenues in fiscal 2000 will be derived from capitated arrangements.

    Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, which is a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on capitated arrangements. Because plan sponsors are responsible for the payment of prescription costs in non capitated arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely effect the Company's gross profit, the Company may be required to increase capitated contract rates on new contracts and upon renewal of existing capitated contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases.

    Generally, loss contracts arise only on capitated contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability of the Company to restrict its MCO clients' formularies to the extent anticipated by the Company at the time contracted PBM services are implemented, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no loss contracts and management does not believe that there is an overall trend towards losses on its existing capitated contracts.

                                     * * * *

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Interest rate risk represents the only market risk exposure applicable to the Company. The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investments in marketable securities. All of these instruments are classified as held-to-maturity on the Company's consolidated balance sheets and were entered into by the Company solely for investment purposes and not for trading purposes. The Company does not invest in or otherwise use derivative financial instruments. The table below presents principal cash flow amounts and related weighted average effective interest rates by expected (contractual) maturity dates for the Company's financial instruments subject to interest rate risk:

                                  2000        2001       2002        2003       2004     Thereafter
                               ----------------------------------------------------------------------
Short-term investments:
     Fixed rate investments            $ -        $ -         $ -        $ -         $ -         $ -
     Weighted average rate               -          -          -           -          -            -

Long-term investments:

     Fixed rate investments            $ -        $ -         $ -        $ -         $ -         $ -
     Weighted average rate               -          -           -          -           -           -

Long-term debt:

     Variable rate instruments        $ 75    $ 4,206         $ -        $ -         $ -         $ -
     Weighted average rate           9.43%      9.43%       0.00%      0.00%       0.00%       0.00%



    In the table above, the weighted average interest rate for fixed and variable rate financial instruments in each year was computed utilizing the effective interest rate for that instrument at September 30, 2000, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

    At September 30, 2000, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable and payables to plan sponsors and others approximate fair value due to their short-term nature.

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

                                     * * * *

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company has been disputing several improper reductions of payments by Tennessee Health Partnership ("THP"). These reductions relate to an alleged coordination of benefits issue raised by THP for services provided in prior years during which the Company was not THP's claims processor. In addition, there exists a dispute over whether or not certain items should have been included under the Company's respective capitated arrangements with THP and Preferred Health Plans ("PHP"). There is also a dispute over certain overpayments made by the Company to its network pharmacies due to errors contained in the pricing files of THP's claims processor. The contracts with these organizations require that the disputes be arbitrated. While the Company believes that it is owed these amounts from THP and intends to pursue vigorously its claims, at this time, the Company is unable to assess the likelihood that it will prevail. In the fourth quarter of 1999, the Company recorded a special charge of $3.3 million for estimated losses related to these disputes.

     On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP. PHP paid the Company an additional $0.9 million and the respective parties released each other from any and all liability with respect to past or future claims. This agreement did not have a material effect on the Company's results of operations or financial position.

     In 1998, the Company recorded a $2.2 million non-recurring charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000 and, among other things, provides for the execution and delivery by the Company of a $1.8 million promissory note secured by certain tangible assets.

Item 2.  Changes in Securities and Use of Proceeds

     From August 14, 1996 through September 30, 2000, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the United States Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts (in thousands):

Construction of plant, building and facilities ...................       $  --
Purchase and installation of machinery and equipment .............       $11,821
Purchases of real estate .........................................       $  --
Acquisition of other businesses ..................................       $21,825
Repayment of indebtedness ........................................       $  --
Working capital ..................................................       $10,165
Temporary investments:
      Marketable securities ......................................       $  --
      Overnight cash deposits ....................................       $ 2,977



    The Company expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering however, as disclosed in the prospectus, the Company intended to apply approximately $18.6 million of Offering proceeds to fund such expansion. The Company determined not to apply any material portion of the Offering proceeds to fund the expansion of this business. The Company has used all of the net proceeds from the Offering.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on July 13, 2000. The only matter submitted to a vote of security holders the election of six directors to the Board of Directors was described on the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

Item 5. Other Information

     On August 4, 2000, the Company, through its principal PBM operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"), from Radix Capital Investment Group, LLC, a Delaware limited liability company, and certain individuals pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides high-tech intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

     The aggregate purchase price approximated $24.0 million, and included $19.0 million in cash and approximately 2.7 million shares of MIM common stock. The MIM common stock was valued at $5,035. The acquisition was treated as a purchase for financial reporting purposes. Assets acquired approximated $5.0 million and liabilities assumed approximated $0.6 million resulting in approximately $19.6 million of goodwill, which will be amortized over the estimated useful life of 20 years. Goodwill has been recorded based on management estimates and the allocation will be finalized based on an appraisal. The consolidated financial statements of the Company for the three and nine month's periods include the results of ADIMA from the date of acquisition.

     On November 1, 2000 the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility replaced the Company's existing credit facilities with its former lenders. The Facility will be used for working capital purposes and future acquisitions in support of its business plan. The Facility has a three-year term, provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1%, and is secured by receivables of the Company's primary operating subsidiaries.

     As previously disclosed, on August 31, 2000, the Company's President and Chief Operating Officer ceased to be employed by the Company. In addition, the employment of the President of the Company's mail order, e-commerce and fulfillment subsidiary was terminated effective July 14, 2000. The departure of these two individuals resulted in the Company recording severance charges of $0.4 million. Members of existing management have assumed the duties and responsibilities of these individuals. The Company does not believe that the departure of either or both of these individuals will have a material adverse effect on the Company's business, operations or financial prospects.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    Exhibit Number           Description
------------------------------------------------------------------------------------------------------------------

         10.1                Loan and Security Agreement, dated as of November 1, 2000, between MIM
                             Funding LLC and HFG Healthco-4 LLC.

         10.2                Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease
                             Management Association LLC, and MIM Funding LLC.

         27                  Financial Data Schedule.


(b)      Reports on Form 8-K

    One Current Report on Form 8-K, as amended by Form 8-K/A on October 18, 2000, was filed with the Commission during the third quarter of 2000 and one Current Report on From 8-K was filed in the fourth quarter of 2000. The first was filed on August 10, 2000 and amended on October 18, 2000, regarding the Company's acquisition of ADIMA. The second was filed on November 6, 2000, regarding the Company's press release announcing the new credit facility with Healthcare Finance Group, Inc.

                                     * * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                         MIM CORPORATION

Date:  November 14, 2000                 /s/  Edward J. Sitar
                                         --------------------
                                         Edward J. Sitar
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)

                                  Exhibit Index

         (Exhibits being filed with this Quarterly Report on Form 10-Q)


    Exhibit Number           Description

------------------------------------------------------------------------------------------------------------------

         10.1                Loan and Security Agreement, dated as of November 1, 2000, between MIM
                             Funding LLC and HFG Healthco-4 LLC.

         10.2                Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease
                             Management Association LLC, and MIM Funding LLC.

          27                 Financial Data Schedule

                                       18