Form 10-K
period 2000-12-31
MIM CORP
filed 2001-04-02
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 2001, was approximately $35.8 million. (Reference is made to the fourth paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

       On March 1, 2001, there were outstanding 20,434,120 shares of the registrant's Common Stock.

                       Documents Incorporated by Reference

       None.

                                     PART I

Item 1.  Business

Overview

         MIM Corporation (the "Company" or "MIM") is a pharmacy benefit management, specialty pharmaceutical and fulfillment/e-commerce organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill afflicted with life threatening diseases and genetic impairments. MIM's fulfillment and e-commerce pharmacy specializes in serving individuals that require long-term maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups and healthcare providers innovative and customized health information services and products on the Internet for the benefit of their members.

PBM Services

       The Company's pharmacy benefit management ("PBM") services offer plan sponsors a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. The Company's PBM programs include a number of design features and fee structures that are tailored to suit a customer's particular needs and cost requirements. In addition to traditional fee-for-service arrangements, under certain circumstances the Company will offer alternative pricing methodologies for its various PBM services, including a fixed fee per member (a "capitated" program), sharing costs exceeding pre-established per member amounts and sharing savings where costs are less than pre-established per member amounts. Under certain circumstances, the Company will also enter into profit sharing arrangements with plan sponsors, thereby incentivizing a plan sponsor to support fully the Company's cost containment efforts of such sponsor's pharmacy program. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. The Company's organization and programs are clinically oriented, with many staff members having pharmacological certification, training and experience. The Company markets its services to large public health plans (primarily in states with large Medicaid populations), medium to smaller managed care organizations ("MCOs") emphasizing those operating in states with an active Medicaid waiver program, self-funded groups, small employer groups, labor unions and third party administrators representing some or all of the aforementioned groups. The Company primarily relies on its own employees to solicit business from plan sponsors, but also on third party administrators and commissioned independent agents and brokers.

       PBM services available to the Company's customers include the following:

      Formulary Design and Compliance. The Company offers to its health maintenance organization ("HMO") and other clients flexible formulary designs to meet their specific requirements. Many of these plan sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, the Company believes that both public and private health plans have become increasingly receptive to controlling pharmacy costs by restricting the availability of certain drugs within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines, to the extent clinically appropriate. Once a determination has been made by a plan sponsor to utilize a "restricted" or "closed" formulary, the Company actively involves its clinical staff with a plan sponsor's Pharmacy and Therapeutics Committees (which typically consists of local plan sponsors, prescribers, pharmacists and other health care professionals) to design clinically appropriate formularies in order to control pharmacy costs. The composition of the formulary is the responsibility of, and subject to the final approval of, the plan sponsor.

       Controlling program costs through formulary design focuses primarily on two areas to the extent consistent with accepted medical and pharmacy practices and applicable law: (i) generic substitution, which involves the selection of generic drugs as a cost-effective alternative to their bio-equivalent brand name drugs, and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. Generic substitution may also take place in combination with therapeutic interchange where a bio-equivalent generic alternative for a selected lower cost brand drug exists after a therapeutic interchange has occurred. Increased usage of generic drugs by Company-managed programs also enables the Company to obtain purchasing concessions and other financial incentives on generic drugs, which may be shared with plan sponsors. After a formulary has been established by a plan sponsor, rebates on brand name drugs are also negotiated with drug manufacturers and are often shared with plan sponsors.

         The primary method for assuring formulary compliance on behalf of a plan sponsor is by controlling pharmacy reimbursement to ensure that non-formulary drugs are not dispensed to a plan member, subject to certain limited exceptions. Formulary compliance is managed with the active assistance of participating network pharmacies, primarily through prior authorization procedures, and on-line POS edits as to particular subscribers and other network communications. Overutilization of medication is monitored and managed through quantity limitations, based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before less favored therapies are covered, are also established by the Company in conjunction with the plan sponsors' Pharmacy and Therapeutics Committees to control improper utilization of certain high-risk or high-cost medications.

       Clinical Services. The clients' formularies typically provide a selection of covered drugs within each therapeutic class to treat appropriately medical conditions. However, provision is made for the coverage of non-formulary drugs
(other than excluded products) to members when documented to be clinically appropriate for that member. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, procedures are employed to override restrictions on non-formulary medications for a particular patient and period of treatment. Restrictions on the use of certain high-risk or high-cost formulary drugs may be similarly overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are granted or denied within 48 hours after request. Requests for, and appeals of denials of coverage in those cases are handled by the Company through its staff of trained pharmacists and board certified pharmacotherapy specialists, subject to a plan sponsor's ultimate authority over all such appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, the Company authorizes, without prior approval, short-term supplies of all medication unless specifically excluded by a plan.

       Mail Order Pharmacy. Another way in which the Company believes that program costs may be reduced is through the distribution of pharmaceutical products directly to plan sponsors' members via mail order pharmacy services. The Company provides mail order pharmacy services from a new, fully automated fulfillment facility in Columbus, Ohio for plan members typically receiving maintenance medications. The facility utilizes the latest pharmacy technology in the market place. The mail operation is supported by a customer service department that is available 24 hours per day, 7 days per week. This affords the Company and its plan sponsors the ability to reduce cost through mail distribution as opposed to the more costly retail distribution of prescription products. The Company's mail order facility provides services to the members of the Company's PBM customers and other individuals and, as discussed below, is a key component of the Company's specialty pharmacy programs.

       Drug  Usage  Evaluation.   Drug  usage  is  evaluated  on  a  concurrent,
prospective and retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. The Company also maintains an on-going drug utilization review program in which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.

       Pharmacy Data Services. The Company utilizes claims data to analyze and evaluate pharmaceutical utilization and cost trends to support our customers' understanding of such information through the generation of reports for management and plan sponsor use, and presentation of information vital to the plan sponsors understanding of their particular pharmaceutical utilization and cost trends. These services include drug utilization review, quality assurance, claims analysis and rebate contract administration. The Company has developed proprietary systems to provide plan sponsors with real-time access to pharmacy, financial, claims, prescriber and dispensing data.

       Disease Management. The Company designs and administers programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. As described more fully below under "Specialty Pharmacy Programs," many of these same tools are used by the Company in delivering specialty pharmaceutical services and products to patients afflicted with the chronic diseases managed by the Company.

       Behavioral Health Pharmacy Services. In recent years, plan sponsors, particularly MCOs have recognized the particular and specialized behavioral health needs of certain individuals within an MCOs membership. As a result, many MCOs have separated the behavioral health population into a separate management area. The Company provides services that encourage the proper and cost-effective utilization of behavioral health medication to enrollees of behavioral health organizations, which are traditionally (but not always) affiliated with MCOs. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or sub optimal prescribing practices. These services are integrated into the plan sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

       At December 31, 2000, the Company provided PBM services to 126 plan sponsors with approximately 5.5 million plan members, including six plan sponsors providing health care benefits to State of Tennessee residents who were formerly Medicaid-eligible and certain uninsured state residents under Tennessee's TennCare(R) Medicaid waiver program. See "The TennCare(R) Program" below.

Specialty Pharmacy Programs

       BioScrip(TM), the Company's specialty pharmacy program, offers clients a menu of services ranging from a distribution only model to a complete pharmacy management program. The Company provides specialized pharmaceutical products and services to plan sponsors' members afflicted with specific chronic illnesses, genetic impairments or other life threatening conditions. The Company has developed  specialty  pharmacy  programs for the  following  chronic  illnesses:
HIV/AIDS, multiple sclerosis, hemophilia, Gaucher's disease, arthritis, infertility, respiratory syncytial virus (RSV), growth hormone deficiency, hepatitis C, Crohn's disease and transplants. As discussed more fully below, the Company provides infusion and other high cost pharmaceutical therapies to patients through IV certified nurse practitioners or a patient's treating physician through its subsidiary American Disiease Management Associates ("ADIMA").

       The Company provides specialty pharmacy products and services to MCOs, third party administrators and other plan sponsors currently utilizing the Company's PBM services and to plan sponsors and directly to individuals not currently utilizing such services. These specialty programs utilize the Company's clinical and design management expertise to manage chronically ill patients requiring long-term maintenance therapies and receive such clinical services in conjunction with the distribution of pharmaceutical prescription products to patients afflicted with the chronic illnesses managed by the
Company. The goal of these programs is to, among other things, manage the pharmaceutical utilization of those patients to ensure compliance with prescribed therapies, thereby avoiding costly follow-up therapies including hospital admission.

       The Company provides specialty pharmaceutical services to patients with high cost chronic illnesses, chronic disorders and other life threatening conditions in an effort to improve outcomes for these patients and to reduce the associated cost of care for the plan sponsor providing health care benefits to such patients.

       The injectable and oral specialty products are generally dispensed to patients (directly or to their physician's or other clinician's office) from the Company's mail order fulfillment facility in Columbus, Ohio.

       In addition to the delivery of efficacious prescription pharmaceutical products to patients afflicted with the chronic illnesses managed by the Company, the Company has designed and administers disease state management programs to ensure a patient's utilization compliance and to minimize the debilitating effects of a patient's illness and any associated side effects. The principal specialty pharmacy services provided by the Company include disease state management and compliance programs, expert customer service and patient education programs.

         Generally infusion patients are not afflicted with chronic illnesses but are being administered intravenous medications typically after a patient's discharge from a hospital after a surgical or other procedure requiring the administration of post operative intravenous medication, which is most cost effectively delivered to a patient in their home. Infusion therapy integrates a combination of services that focus primarily on the administration and preparation of pharmaceutical infusion solutions for chemotherapy, pain management, antibiotic therapy and nutritional (parenteral) support.

PBM and Specialty Marketing Efforts

         Since the development of the injectable BioScrip(TM) programs and the ADIMA acquisition, the Company offers plan sponsors comprehensive pharmacy services that manages all aspects of a plan sponsor's pharmaceutical needs, including traditional PBM services, specialty pharmacy services to cater to the needs of the chronically ill and genetically impaired and to those patients receiving intravenous therapies upon discharge from a hospital environment. The Company's goal is to provide pharmacy-related pharmaceutical products and services to all of a plan sponsor's members regardless of that patient's condition or stage of life.

         The Company cross markets its specialty pharmacy products and services to its existing PBM customers, including MCOs and other plan sponsors to which the Company provides PBM services. The Company intends to cross-market its infusion products and services to its injectable program customers and vice versa. The Company also intends to cross-market its PBM services to its specialty customers. The Company is actually marketing its specialty pharmaceutical products and services to other plan sponsors as a result of the pharmacy services industry's recognition of the Company's superior clinical expertise. The Company has been successful in contracting to provide specialty pharmacy services, generally on a non-exclusive basis, to MCOs that would not have selected the Company as its PBM, although the Company has recently begun to generate sales through the enrollment of specific patients in these programs.

e-Commerce Services

         MIMRx.com, a subsidiary of the Company, markets and sells customized private label pharmacy related websites for plan sponsors, affinity groups and other e-commerce merchants ("e-commerce partners"). These websites offer and sell prescription pharmaceuticals, vitamins, minerals and supplements, over-the-counter products, nutritional and herbal remedies and supplements, health and beauty aids and other products typically offered for sale in large retail pharmacies. In addition, these websites provide users with general healthcare information and specific information on prescription and over-the-counter products, as well as on most vitamins, minerals and herbal products. MIMRx.com, through the Company's fulfillment and mail order operations, handles all aspects of the fulfillment, distribution of, and in some cases billing and collection for, products (including prescriptions, vitamins, OTC's and health and beauty aids) purchased through each e-commerce partner's private label website. Although numerous competitors dominate the e-commerce marketplace, many of which have significantly greater resources, MIMRx.com's strategic goal is to become a leader in developing and providing innovative customized health information services and products through the Internet. See "Competition" below.

The TennCare(R) Program

         Historically, a majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare(R) program and behavioral health organizations ("BHOs") participating in the State of Tennessee's TennCare(R) Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services as a subcontractor to RxCare of Tennessee, Inc. ("RxCare"). RxCare is a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. Under the agreement with RxCare ("RxCare Contract"), the Company performed essentially all of RxCare's obligations under its PBM agreements with plan sponsors and paid RxCare certain amounts, including a share of the profit from the contracts, if any.

       The Company and RxCare did not renew the RxCare Contract, which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those under contract with RxCare at such time) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCOs for the TennCare(R) lives previously managed under the RxCare Contract, as well as substantially all third party administrators ("TPAs") and employer groups previously managed under the RxCare Contract.

         The TennCare(R) program operates under a demonstration waiver from the United States Health Care Financing Agency ("HCFA"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver is due to expire on December 31, 2001. However, the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another, although there can be no assurances that such pharmacy benefits will continue or that the Company would be chosen to continue to provide pharmacy benefits to enrollees of a successor program. If the waiver is not renewed and the Company is not providing pharmacy benefits to those lives under a successor program or arrangement, then the failure to provide such services would have a material and adverse affect on the financial position and results of operations of the Company. The ongoing funding for the TennCare(R) program has been the subject of significant discussion at various governmental levels since its inception. Should the funding sources for the TennCare(R) program change significantly, the Company's ability to serve those customers could be impacted and would also materially and adversely affect the financial position and results of operations of the Company.

       On November 1, 2000, the TennCare(R) program adopted new rules for recipients to allow for a 14-day supply of a non-formulary medication or a medication requiring a prior authorization or medical necessity determination should the dispensing pharmacist be unable to contact the prescribing physician to switch to a formulary medication or process a prior authorization request for approval. This mechanism allows for TennCare(R) members to obtain medication while their request is in an appeal process with TennCare(R) MCOs and the TennCare(R) Solutions Bureau. The implementation of these rules may impact formulary adherence resulting in a change to the amount of pharmaceutical manufacturers rebates earned by the Company. A reduction in rebates would adversely impact the financial results of the Company. At this time the Company cannot estimate the financial impact, if any, as a result of the implementation of new rules.

Other Matters

       As a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, an MCOs' members due to seasonality. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts and other capitated arrangements. For the year ended December 31, 2000, approximately 28% of the Company's revenues were generated from capitated contracts compared to approximately 32% in 1999 while non-capitated business (including mail order services) represented approximately 72% and 68%, respectively. Non-capitated arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 20% of its revenues in fiscal 2001 will be derived from capitated arrangements.

       Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on capitated arrangements. Because plan sponsors are billed for the cost of all prescriptions dispensed in fee-for-service arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. However, under capitated arrangements, the Company is responsible for increases in prescription costs, which adversely affects the Company's gross profit. In such instances, the Company may be required to increase capitated contract rates on new contracts and upon renewal of existing capitated contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The greater proportion of fee-for-service contracts with the Company's customers in 2000 compared to prior years reduced the potential adverse effects of price increases, although no assurance can be given that the recent trend towards fee for service arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

       Generally, loss contracts arise only on capitated contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability of the Company to restrict an MCOs' formulary to the extent anticipated by the Company at the time contracted PBM services are implemented, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no loss contracts and management does not believe that there is an overall trend towards losses on its existing capitated contracts.

Competition

         The PBM Market. The PBM and specialty businesses are highly competitive, and many of the Company's current and potential competitors have considerably greater financial, technical, marketing and other resources than the Company. The PBM business includes a number of large, well-capitalized companies with nationwide operations and many smaller organizations typically operating on a local or regional basis. One of the larger organizations is owned by or otherwise related to a brand name drug manufacturer and may have significant influence on the distribution of pharmaceuticals. Among larger companies offering PBM services are Merck-Medco Managed Care, L.L.C. (a subsidiary of Merck & Co., Inc.), Caremark Rx Inc., Advance PCS, Express Scripts Inc., and National Prescription Administrators, Inc. Numerous health insurance and Blue Cross Blue Shield plans, MCOs and retail drugstores, such as CVS Corporation and Rite Aid Corporation also have their own PBM capabilities.

         Competition in the PBM business to a large extent is based upon price, although other factors, including quality and breadth of services and products, are also important. The Company believes that its ability and willingness, where appropriate, to assume or share its customers' financial risks, its clinical orientation, its proprietary suite of technology products and its willingness to customize pharmacy programs to suit a particular MCO client's particular needs represent distinct competitive advantages in the PBM business.

         Specialty Pharmaceutical. The Company also competes with several national and regional companies that primarily provide therapeutic pharmaceutical services to the chronically ill and genetically impaired, such as Accredo Health Inc., Priority Health Corporation and Gentiva Health Services Inc., all of which have substantial financial resources. Some of these competitors have been in the specialty pharmaceutical industry considerably longer than the Company and have secured long term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to the Company. As a result of such advantageous pricing, the Company may be unable to compete with these companies on particular prescription products or in particular disease states.

       Contracting parties choose a specialty pharmacy supplier for a variety of reasons including the suppliers technical capabilities, their ability to access and provide support through pharmaceutical manufacturers programs (including cost of purchasing product), ability and programs to manage costs, clinical knowledge, expertise and protocols, support of the patient, including intake and distribution and the ability to provide tools for reporting global outcomes.

       Among the larger competitors offering on-line pharmacy products and services are Drugstore.com, Inc. (which recently acquired the customers of PlanetRx.com), CVS.com and WebRx.com (which recently acquired Drug
Emporium.com). Although individual consumers may purchase directly from MIMRx.com, its sales and marketing efforts do not directly target individual consumers. Rather, the Company markets its on-line products and content to its PBM and affinity marketing customers.

         e-Commerce. The on-line pharmacy market, like all consumer e-commerce, is relatively new and rapidly evolving. MIMRx.com's competitors also have considerable financial resources and include a number of well-capitalized organizations, some of which are nationally recognized retail chain pharmacies.

Government Regulation

       General. As a participant in the healthcare industry, the Company's operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect the Company. The Company believes that it is in substantial compliance with all legal requirements material to its operations.

       The Company entered into a corporate integrity agreement with the Office of Inspector General (the "OIG") within the U.S. Department of Health and Human Services ("HHS") in connection with the Global Settlement Agreement entered into with the OIG and the State of Tennessee in June 2000. In order to assist the Company in maintaining compliance with laws and regulations and the corporate integrity agreement, the Company implemented its corporate compliance program in August of 2000. This program includes educational training for all employees on compliance with laws and regulations relevant to the Company's business and operations and a formal program of reporting and resolution of possible violations of laws or regulations, as well as increased oversight by the OIG. Should the oversight procedures reveal credible evidence of any violation of federal law, the Company is required to report such potential violations to the OIG and the U.S. Department of Justice ("DOJ"). The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including exclusion from participation in the Medicare or Medicaid programs. The Company anticipates maintaining certain compliance related oversight procedures after the expiration of the corporate integrity agreement in June 2005.

       Among the various Federal and state laws and regulations, which may govern or impact the Company's current and planned operations are the following:

       Mail Service Pharmacy Regulation. The Company is licensed to do business as a pharmacy in each state in which it is required to be so licensed. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

       However, various states have enacted laws and adopted regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to the Company's operations, the Company would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to the Company, they could have an adverse effect on the Company's prescription mail service operations.

       Other statutes and regulations may affect the Company's mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

       Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. The Company has registered under such laws in those states in which the Company has concluded that such registration is required.

       The Company dispenses prescription drugs pursuant to orders received through its MIMRx.com internet website, as well as other affiliated websites. Accordingly, the Company may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration (the "FDA"), or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to the Company's operations, certain of the Company's operations could be adversely affected by such licensure legislation.

       Other Laws Affecting Pharmacy Operations. The Company is subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require the Company to register its pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

       State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority. Such standards often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed by each branch must also satisfy applicable state licensing requirements.

       FDA Regulation. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued a Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBM companies that are controlled, directly or indirectly, by drug manufacturers. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue a new draft guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of the Company's PBM business, including the internet sale of prescription drugs, which could materially adversely affect the Company's operations.

         Network Access Legislation. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or remove network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures ("due process" legislation) or may prohibit days' supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs, including Tennessee.

       Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits a health plan sponsor from implementing certain restriction design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of the plan may not be required to use network providers, but that must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a patient may sue his or her health plan if care is denied. Some states have enacted and other states have introduced legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution; requires coverage of all drugs approved by the FDA; or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (as to plans governed by ERISA), certain operations of the Company could be adversely affected.

       Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail order pharmacies.

       Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by Medicare or state health care programs (including Medicaid programs or Medicaid waiver programs, such as TennCare(R)). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. The Company's arrangements with RxCare and other pharmacy network administrators, drug manufacturers, marketing agents, brokers, health plan sponsors, pharmacies and others parties routinely involve payments to or from persons who provide or purchase, or recommend or arrange for the purchase of, items or services paid in part by the TennCare(R) program or by other programs covered by such laws. Management carefully considers the importance of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. Violation of the Federal anti-kickback statute could subject the Company to criminal and/or civil penalties, including exclusion from Medicare and Medicaid (including TennCare(R)) programs or state-funded programs in the case of state enforcement.

       The federal anti-kickback law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the federal statutes broad scope, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interest, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. In late 1999, the HHS adopted final rules revising the discount safe harbor to protect certain rebates. Because this revision is fairly recent, the guidance on how the safe harbor revision will be interpreted is not fully developed. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statue may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

       Certain governmental entities have commenced investigations of PBM companies and other companies having dealings with the PBM industry and have identified issues concerning selection of drug formularies, therapeutic substitution programs and discounts or rebates from prescription drug manufacturers. Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, the Company has not been the subject of any such investigation or suit and has not received subpoenas or been requested to produce documents for any such investigation or suit. However, there can be no assurance that the Company will not receive subpoenas or be requested to produce documents in pending investigations or litigation in the future.

       The Company believes that it is in compliance with the legal requirements imposed by the anti-remuneration laws and regulations, and the Company believes that there are material and substantial differences between drug switching programs that have been challenged under these laws and the therapeutic interchange practices and formulary management programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

       The Stark Laws. The federal law known as "Stark II" became effective in 1995, and was a significant expansion of an earlier federal physician self-referral law commonly known as "Stark I". Stark II prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to an entity with which the physician or an immediate family member of the physician has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark law standards contain certain exceptions for physician financial arrangements, and HCFA has released Stark II final regulations, which describe the parameters of these exceptions in more detail. The Stark II regulations are scheduled to become effective in January 2002, with the exception of one section relating to physician referrals to home health care agencies, which was scheduled to become effective in February 2001.

       State Self-Referral Laws. The Company is subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines, and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and, in many cases, have not been widely interpreted by courts or regulatory agencies; however, the Company believes it is in compliance with such laws.

       Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices, which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action.

       Reimbursement. Approximately 52.0% of the Company's revenue is derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-kickback laws and/or the Stark laws. Also, the Company indirectly provides benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, the Company's reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While the Company believes that it can service its current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

       Legislation and Other Matters Affecting Drug Prices. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where the Company's mail service pharmacies are located. Such legislation, if enacted in other states, could adversely affect the Company's ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its mail service pharmacies.

       Privacy and Confidentiality Legislation. Most of the Company's activities involve the receipt or use by the Company of confidential medical, pharmacy or other health-related information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, the Company uses aggregated and blinded (anonymous) data for research and analysis purposes. Confidentiality provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") required the Secretary of HHS to issue standards concerning health information privacy if Congress did not enact health information privacy legislation by August 1999. Since Congress did not enact health information privacy legislation, the Secretary issued a proposed rule in November 1999 and the public comment period for this proposed rule expired on February 17, 2000. The Secretary reopened the comment period on the new rule until March 30, 2001, and has a scheduled effective date of April 14, 2001. The proposed rule would establish minimum standards and would preempt state laws, which are less restrictive than HIPAA regarding health information privacy, but would not preempt more restrictive state laws. The proposed rule provides that the health information privacy standards would become effective two years after final issuance. The final HHS rule is likely to require substantial changes to the Company's systems, policies and procedures, which may have a material adverse impact on the Company.

       In addition to the proposed federal health information privacy regulations described above, most states have enacted patient confidentiality laws, which prohibit the disclosure of confidential medical information. It is unclear which state laws may be preempted by the final HHS rule discussed above.

       Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

       Disease Management Services Regulation. All states regulate the practice of medicine. To the Company's knowledge, no PBM has been found to be engaging in the practice of medicine by reason of its disease management services. However, there can be no assurance that a federal or state regulatory authority will not assert that such services constitute the practice of medicine, thereby subjecting such services to federal and state laws and regulations applicable to the practice of medicine.

       Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Such legislation, if enacted in a state in which the Company conducts a significant amount of business, could have a material adverse impact on the Company's operations.

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

       While management believes that the Company is in substantial compliance with all existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry (for example, regarding the efforts of plan sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's business and results of operations.

Employees

       At February 10, 2001, the Company employed a total of 288 people, including 34 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are satisfactory.

Item 2.  Properties

       The Company's corporate headquarters are located in leased office space in Elmsford, New York. The Company also leases commercial office space for its above-described operations in South Kingstown, Rhode Island; Nashville, Tennessee; Columbus, Ohio; and Livingston, New Jersey.

Item 3.  Legal Proceedings

       Since April 1999, the Company has been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. The Company has been disputing several improper reductions of payments by THP that the Company believes were properly due and owing to it. In addition, a dispute exists over whether or not certain items should have been included under the Company's capitated arrangements with THP. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to this dispute and another TennCare(R) provider.

       In early 2001, the Company reached an agreement in principle with THP. The Company will pay THP $1.3 million in satisfaction of all claims between the parties. Upon final settlement, any excess of the reserve for future losses will be credited to income.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

       The Company's common stock, par value $0.0001 per share ("Common Stock") began trading on The NASDAQ National Market tier of The NASDAQ Stock Market on August 15, 1996 under the symbol MIMS. The following table represents the range of high and low sales prices for the Company's Common Stock for the last eight quarters. Such prices are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                       MIM Common Stock

                                                        High              Low
                                                       ------------------------
1999:            First Quarter.................        $ 4.44           $ 2.13
                 Second Quarter...............         $ 3.13           $ 2.00
                 Third Quarter................         $ 3.00           $ 1.69
                 Fourth Quarter...............         $ 4.63           $ 1.50

2000:            First Quarter.................        $ 8.63           $ 2.44
                 Second Quarter...............         $ 4.38           $ 1.69
                 Third Quarter................         $ 2.75           $ 1.44
                 Fourth Quarter...............         $ 2.13           $ 0.63


       The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

       As of March 15, 2001, there were 127 stockholders of record in addition to approximately 2,609 stockholders whose shares were held in nominee name.

       For purposes of calculating the aggregate market value of the shares of Common Stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K (the "Report"), it has been assumed that all outstanding shares of Common Stock were held by non-affiliates except for shares held by directors and executive officers of the Company and any persons disclosed as beneficial owners of greater than 10% of the Company's outstanding securities. However, this should not be deemed to constitute an admission that any or all such directors and executive officers of the Company are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company.

       During the three months ended December 31, 2000, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

       From August 15, 1996 through December 31, 2000, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 15, 1996, have been applied in the following approximate amounts (in thousands):

Construction of plant, building and facilities ...................       $  --
Purchase and installation of machinery and equipment .............       $13,970
Purchases of real estate .........................................       $  --
Acquisition of other businesses ..................................       $21,825
Repayment of indebtedness ........................................       $  --
Working capital ..................................................       $ 9,703
Temporary investments:
           Marketable securities .................................       $  --
           Overnight cash deposits ...............................       $ 1,290

       To date, the Company has expended a relatively insignificant portion of the Offering proceeds on expanding the Company's "preferred generics" business, which was described more fully in the Offering prospectus and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering however, as disclosed in the prospectus, the Company intended to apply approximately $18.6 million of Offering proceeds to fund the expansion of that business. The Company determined not to apply any material portion of the Offering proceeds to fund the expansion of that business.

Item 6.  Selected Consolidated Financial Data

       The selected consolidated financial data presented below should be read in conjunction with Item 7 of this Report and with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

                                                                   Year Ended December 31,
                                                          (in thousands, except per share amounts)
                                  ----------------------------------------------------------------------
Statement of Operations Data                 2000         1999         1998         1997       1996
--------------------------------------------------------------------------------------------------------
Revenue                                   $ 369,794    $ 377,420    $ 451,070    $ 242,291  $ 283,159
Special charges                                 -          6,029(1)     3,700(2)       -       26,640(3)
Net (loss) income (4,5)                      (1,823)      (3,785)       4,271      (13,497)   (31,754)
Net (loss) income per basic share             (0.09)       (0.20)        0.28        (1.07)     (3.32)
Net (loss) income per diluted share (6)       (0.09)       (0.20)        0.26        (1.07)     (3.32)
Weighted average shares outstanding
   used in computing net (loss) income
   per basic share                           19,930       18,660       15,115       12,620      9,557
Weighted average shares outstanding
   used in computing net (loss) income
   per diluted share                         19,930       18,660       16,324       12,620      9,557




                                                                            December 31,
                                                              (in thousands, except per share amounts)
                                   ---------------------------------------------------------------------
Balance Sheet Data                            2000         1999         1998         1997       1996
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents                $   1,290    $  15,306   $   4,495   $   9,593    $   1,834
Investment securities                          -          5,033      11,694      22,636       37,038
Working (deficit) capital                  (11,184)       8,995      19,823       9,333       19,569
Total assets                               116,402      115,683     110,106      62,727       61,800
Capital lease obligations,
   net of current portion                    1,621          718         598         756          375
Long-term debt, net of current portion         -          2,279       6,185(7)        -           -
Stockholders' equity                        39,505       35,187      39,054      16,810       30,143

----------------------------

(1) In 1999, the Company recorded $6,029 of special charges for estimated losses on contract receivables.
(2)  In  1998,  the  Company   recorded  $1,500  and  $2,200  special   charges,
     respectively, against earnings in connection with the negotiated termination of the RxCare relationship and amounts paid in settlement of the Federal and State of Tennessee investigation relating to the conduct of two former officers of the Company prior to the Offering, respectively. Excluding these items, net income for 1998 would have been $8,000, or $0.48 per share.
(3) In 1996, the Company recorded a $26,600 non-recurring, non-cash stock option charge in connection with the grant by the Company's then majority stockholder of certain options to then unaffiliated third parties, who later became officers of the Company.
(4) Net loss (income) includes legal expenses advanced for the defense of two former officers for the years 2000, 1999, 1998, and 1997 in the amounts of $3,100, $1,400, $ 1,300, and $800, respectively.
(5) In the fourth quarter of 2000, the Company recorded a provision for loss of $2,300 on its investment in Wang Healthcare Information Systems.
(6) The historical diluted loss per common share for the years 2000, 1999, 1997 and 1996 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.
(7) This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental.

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

Overview

       MIM is a PBM, specialty pharmaceutical and fulfillment/e-commerce organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill afflicted with life threatening diseases and genetic impairments. MIM's fulfillment and e-commerce pharmacy specializes in serving individuals that require long-term maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups and other health care providers innovative, customized health information services and products on the Internet for their members. A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee (the "State") to MCOs participating in the State's TennCare(R) program. At December 31, 2000, the Company has various PBM service contracts with 126 health plan sponsors with an aggregate of approximately 5.5 million plan members, of which TennCare(R) represented six MCOs with approximately 1.2 million plan members. Revenues derived from the Company's contracts with those TennCare(R) MCOs accounted for 43.4% of the Company's revenues for the year ended December 31, 2000, compared to 54.0% of the Company's revenues for the year ended December 31, 1999.

Business

         The Company derives its revenues primarily from agreements to provide PBM services, which includes mail order services, to various health plan sponsors in the United States. The Company also provides specialty pharmacy services to chronically ill patients that require injection and infusion therapies.

Acquisition of American Disease Management Associates, L.L.C.

       On August 4, 2000, the Company, through its principal PBM operating subsidiary, MIM Health Plans, Inc., acquired all of the issued and outstanding membership interests of ADIMA, pursuant to a Purchase Agreement dated as of August 3, 2000. ADIMA, located in Livingston, New Jersey, provides intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge.

       The aggregate purchase price approximated $24.0 million, and included $19.0 million in cash and 2.7 million shares of MIM common stock, valued at $5.0 million. The acquisition was treated as a purchase for financial reporting purposes. Assets acquired approximated $4.5 million and liabilities assumed approximated $0.1 million resulting in approximately $19.9 million of goodwill, which will be amortized over the estimated useful life of 20 years. The consolidated financial statements of the Company include the results of ADIMA from the date of acquisition.

Results of Operations

Year ended December 31, 2000 compared to year ended December 31, 1999

         For the year ended December 31, 2000, the Company recorded revenues of $369.8 million compared with 1999 revenues of $377.4 million, a decrease of $7.6 million. Contracts with TennCare(R) sponsors accounted for decreased revenues of $43.3 million, principally the result of the State of Tennessee assuming financial responsibility for the TennCare(R) dual eligible members and the decrease in the number of TennCare(R) contracts managed by the Company, partially offset by an increase in revenue of $1.4 million related to a settlement of fees associated with 1998 services. Revenue increases from the acquisition of ADIMA and the increases in commercial PBM and mail order revenues from both new and existing accounts increased revenue by $34.3 million. For the years ended December 31, 2000, approximately 28% of the Company's revenue was generated from capitated contracts compared to approximately 32% in 1999. Based upon its present contracted arrangements, the Company anticipates that approximately 20% of its revenues in 2001 will be derived from capitated contracts.

         Cost of revenue for 2000 decreased to $334.6 million from $347.1 million for 1999, a decrease of $12.5 million. Cost of revenue with respect to contracts with TennCare(R) sponsors decreased $49.7 million from 1999 to 2000. Cost of revenue from commercial business increased $37.2 million, which includes an increase of $4.9 million from the purchase of ADIMA. For the year ended December 31, 2000, gross profit increased $4.9 million to $35.2 million, from $30.3 million at December 31, 1999. Gross profit increases of $6.4 million in TennCare(R) business resulted primarily from lower pharmaceutical utilization on TennCare(R) capitated agreements, as well as $1.4 million related to a settlement of fees associated with 1998 that was recorded in 2000. Gross profit increases in TennCare(R) business were offset by decreases in gross profit of $5.3 million in commercial and mail order business, and increases of $3.8 million contributed by the Company's acquisition of ADIMA.

         General and administrative expenses increased $5.9 million to $33.9 million in 2000 from $28.0 million in 1999, an increase of 21%. $2.6 million of this increase is a result of increased legal expenditures primarily arising out of the Company's obligations to advance legal fees to former officers. In addition, the acquisition of ADIMA contributed $1.3 million of the increase and the remainder was attributable to severance obligations to two executives, higher levels of depreciation due to capital improvements in our fulfillment facility, and increased costs associated with a complete sales force in 2000. As a percentage of revenue, general and administrative expenses increased to 9.2% in 2000 from 7.4% in 1999.

         In 1999, the Company incurred one-time special charges of $6.0 million for Xantus Healthplans of Tennessee, Inc. ("Xantus"), Preferred Health Plans ("PHP") and THP, as discussed below.

         On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP. PHP paid the Company an additional $0.9 million and the respective parties released each other from any and all liability with respect to past or future claims. This agreement did not have a material effect on the Company's results of operations or financial positions.

         In early 2001, the Company reached an agreement in principle with THP. The Company will pay THP $1.3 million in satisfaction of all claims between the parties. Upon final settlement, any excess of the reserve for future losses will be credited to income.

         For the year ended December 31, 2000, the Company recorded amortization of goodwill and other intangibles of $1.5 million compared to $1.1 million in 1999. This increase is primarily due to the goodwill amortization for ADIMA.

         For the year ended December 31, 2000, the Company recorded interest income of $0.8 million compared to $1.0 million for the year ended December 31, 1999, a decrease of $0.2 million, primarily due to lower cash balances after the purchase of ADIMA.

         For the year ended December 31, 2000, the Company recorded a net loss of $1.8 million or $0.09 per share. This includes a one time, non-operating provision for $2.3 million relating to the Company's investment in Wang Healthcare Information Systems. This compares with a net loss of $3.8 million, or $0.20 per share for the year ended December 31, 1999. In 1997, the Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock of Wang Healthcare Information Systems, Inc. ("WHIS"), par value $0.01 per share, for an aggregate purchase price equal to $2.3 million. Due to changes in the financial situation at WHIS and its ability to access capital, the Company recorded a provision for loss on this investment in December 2000.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $4.8 million for the year ended December 31, 2000, compared to negative $1.4 million EBITDA for the year ended December 31, 1999. EBITDA for the year ended December 31, 2000 was approximately $8.0 million, excluding the Company's advances of legal defense costs of two former officers.

Year ended December 31, 1999 compared to year ended December 31, 1998

         For the year ended December 31, 1999, the Company recorded revenues of $377.4 million compared with 1998 revenues of $451.0 million, a decrease of
$73.6 million. Contracts with TennCare(R) sponsors accounted for decreased revenues of $122.0 million, as the Company did not retain contracts as of January 1, 1999 with the two TennCare(R) BHO's previously managed under the RxCare Contract. In addition, PBM services to another TennCare(R) MCO previously managed under the RxCare Contract did not begin until May 1, 1999. The loss of these contracts represents $71.3 million and $47.6 million, respectively, of the decrease in revenue with additional decreases in other contracts with TennCare(R) sponsors of approximately $3.1 million. Commercial revenue increased $69.8 million, offset by a decrease of $21.4 million due to the loss of a contract with a Nevada-based managed care organization, representing a net increase of $48.4 million in commercial revenue. The overall decrease in revenues was partially offset by an increase in revenues of $22.9 million as a result of the Company's acquisition of Continental.

         Cost of revenue for 1999 decreased to $347.1 million from $421.4 million for 1998, a decrease of $74.3 million. Cost of revenue with respect to contracts with TennCare(R) sponsors decreased $108.6, million as the Company did not retain contracts as of January 1, 1999 with the two TennCare(R) BHO's previously managed under the RxCare Contract and did not begin providing PBM services to another TennCare(R) MCO previously managed under the RxCare Contract until May 1, 1999. The loss of these contracts represents $68.5 million and $46.0 million, respectively, of the decrease, with additional increases in other contracts with TennCare(R) sponsors of approximately $5.9 million. Cost of revenue from commercial business increased $60.2 million, which included a decrease in cost of revenue of $25.9 million due to the loss of a contract with a Nevada-based MCO, representing a net increase of $34.3 million. Such decreases in cost of revenue were partially offset by increases of $17.1 million as a result of the Company's acquisition of Continental. As a percentage of revenue, cost of revenue decreased to 92.0% for the twelve months ended December 31, 1999, from 93.4% for the twelve months ended December 31, 1998, a decrease of 1.4%. This decrease is primarily due to the contribution of Continental's mail service drug distribution business, which experienced higher profit margins than historically experienced by the Company's PBM business.

         For the years ended December 31, 1999 and 1998, approximately 32% of the company's revenues were generated from capitated or other risk-based contracts. Effective January 1, 1999, the Company began providing PBM services directly to five of the six TennCare(R) MCOs previously managed under the RxCare Contract. The Company is compensated on a capitated basis under three of the five TennCare(R) contracts, thereby increasing the Company's financial risk in 1999 as compared to 1998. Based upon its present contracted arrangements, the Company anticipates that approximately 20% of its revenues in 2000 will be derived from capitated or other risk-based contracts.

         For the year ended December 31, 1999, gross profit increased $0.6 million to $30.3 million, from $29.7 million at December 31, 1998. Gross profit decreases of $13.4 million in TennCare(R) business resulted primarily from the termination of the two TennCare(R) BHO contracts, as well as increases in costs on some of the capitated contracts. Gross profit decreases in TennCare(R) business were offset by increases in gross profit of $8.3 million in commercial business, and increases of $5.7 million contributed by the Company's acquisition of Continental.

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

       On March 31, 1999, the State of Tennessee, (the "State"), and Xantus, entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership,  similar to  reorganization  under federal  bankruptcy  laws,  was approved by the Chancery Court (the "Court") of the State of Tennessee, and allows Xantus to remain operating as a TennCare(R) MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30 million to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80 million. Under the Plan, the Company received $4.2 million, including $0.6 million of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in 1999 of $2.7 million for the estimated loss to the Company.

       The Company has been disputing several improper reductions of payments by THP. In addition, there exists a dispute over whether or not certain items should have been included under the Company's respective capitated arrangements with THP and PHP. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to these disputes.

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

       EBITDA was negative $1.4 million for the year ended December 31, 1999, and $4.2 million for the year ended December 31, 1998.

Liquidity and Capital Resources

       The Company utilizes both funds generated from operations and available credit under its credit facility for capital expenditures and working capital needs. For the year ended December 31, 2000, net cash provided to the Company from operating activities totaled $11.3 million primarily due to a reduction of $9.0 million in accounts receivable as a result of increased collection efforts, offset by a decrease of $4.4 million in claims payable as a result of the decrease in TennCare(R) enrollees due to the dual eligible members and an increase of $4.9 million in payables to plan sponsors and others which represents changes in rebate share agreements.

       Cash used in investing activities was $22.6 million primarily due to the purchases of ADIMA and Health Management Ventures ("HMV") in August 2000, which used cash of $19.6 million. The Company also purchased $6.6 million in equipment primarily in support of the new fulfillment facility in Columbus, Ohio.

       Cash used for financing activities in the year ended December 31, 2000 was $2.8 million. In the year ended December 31, 2000, the Company reduced long-term debt by $2.6 million.

       At December 31, 2000, the Company had a working capital deficit of $11.2 million compared to working capital of $9.0 million at December 31, 1999. This is primarily due to the acquisitions, which reduced cash and cash equivalents by $14.0 million at December 31, 2000, as well as reducing investment securities by $5.0 million.

       On November 1, 2000 the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility replaced the Company's existing credit facilities with its former lenders. The Facility will be used for working capital purposes and future acquisitions in support of the Company's business plan. The Facility has a three-year term, provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1% and is secured by receivables of the Company's principal operating subsidiaries. The facility contains various covenants that, among other things, requires the Company to maintain certain financial ratios as defined in the agreement governing the Facility.

         As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand and available credit to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

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

       At December 31, 2000, the Company had, for federal tax purposes, unused net operating loss carry forwards of approximately $44.2 million, which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM, e-commerce or specialty pharmacy businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

Other Matters

       In 1998, the Company recorded a $2.2 million special charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000, and, among other things, provides for the execution and delivery by the Company of a $1.8 million promissory note secured by certain tangible assets.

          From January 1994 through December 31, 1998, the Company provided a broad range of PBM services on behalf of RxCare, to the TennCare(R), TennCare(R) Partners and other commercial PBM clients under the RxCare Contract. A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare(R) program and BHO's participating in the State of Tennessee's TennCare(R) Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services to the TennCare(R) MCOs as a subcontractor to RxCare.

       The Company and RxCare did not renew the RxCare Contract, which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCOs for the TennCare(R) lives previously managed under the RxCare Contract as well as substantially all TPAs and employer groups previously managed under the RxCare Contract.

       The TennCare(R) program operates under a demonstration waiver from HCFA. That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver is due to expire on December 31, 2001. However, the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another, although there can be no assurances that such pharmacy benefits will continue or that the Company would be chosen to continue to provide pharmacy benefits to enrolles of a successor program. If the waiver is not renewed and the Company is not providing pharmacy benefits to those lives under a successor program or arrangement, then the failure to provide such services would have a material and adverse affect on the financial position and results of operations of the Company. The ongoing funding for the TennCare(R) program has been the subject of significant discussion at various governmental levels since its inception. Should the funding sources for the TennCare(R) program change significantly, the Company's ability to serve those customers could be impacted and would also materially and adversely affect the financial position and results of operations of the Company.

       The ongoing funding for the TennCare(R) program has been the subject of significant discussion at various governmental levels for some time. Should the funding sources for the TennCare(R) program change significantly the Company's ability to serve those customers could be impacted. This would materially affect the financial position and results of operations of the Company.

       On November 1, 2000, the TennCare(R) program adopted new rules for recipients to appeal adverse determinations in the delivery of health care services and products requiring prior approval including the rejections of certain pharmaceutical products under existing formularies or guidelines and to possibly receive a larger supply of the rejected products at the point of service. The implementation of these rules may impact the quantity of formulary products excluded or requiring prior approval that are dispensed to the recipients potentially resulting in a change to the amount of pharmaceutical manufacturers rebates earned by the Company. A reduction in rebates would adversely impact the financial results of the Company. At this time the Company cannot estimate the financial impact, if any, as a result of the implementation of new rules.

       As a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCOs members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts. Capitated business represented approximately 28% of the Company's revenues while fee-for-service business (including mail order services) represented approximately 72% of the Company's revenues for the year ended December 31, 2000 as compared to 32% and 68% for the year ended December 31, 1999, respectively. Fee for service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 20% of its revenues in fiscal 2001 will be derived from capitated arrangements.

       Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on capitated arrangements. Because plan sponsors are billed for the cost of all prescriptions dispensed in fee-for-service arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely affect the Company's gross profit, the Company may be required to increase capitated contract rates on new contracts and upon renewal of existing capitated contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The potential greater proportion of fee-for-service contracts with the Company's customers in 2000 compared to prior years mitigates the potential adverse effects of price increases, although no assurance can be given that the recent trend towards fee-for-service arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

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

       In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions. In February, 2001, the Company repurchased 1,298,183 shares of Common Stock at a price of $2.00 per share in private transactions. See "Certain Relationships and Related Transactions" below.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       Interest rate risk represents the only market risk exposure applicable to the Company. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt. The Company does not invest in or otherwise use derivative financial instruments. The table below presents principal cash flow amounts and related weighted average effective interest rates by expected (contractual) maturity dates for the Company's financial instruments subject to interest rate risk:

                                              2001         2002        2003     2004        Thereafter
                                             ----------------------------------------------------------
Long-term debt:
         Variable rate instruments             165           -          -          -          -
         Weighted average rate                7.50%          -          -          -          -

       In the table above, the weighted average interest rate for fixed and variable rate financial instruments was computed utilizing the effective interest rate for that instrument at December 31, 2000, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

       At December 31, 2000, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

Item 8.  Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of MIM Corporation and Subsidiaries:

       We have  audited  the  accompanying  consolidated  balance  sheets of MIM
Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                             Arthur Andersen LLP


Roseland, New Jersey
March 1, 2001

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                    (In thousands, except for share amounts)


                                                                                  2000               1999
                                                                                -----------      --------------
ASSETS
Current assets
      Cash and cash equivalents                                                    $ 1,290            $ 15,306
      Investment securities                                                              -               5,033
      Receivables, less allowance for doubtful accounts of $8,333 and $8,576
           at December 31, 2000 and December 31, 1999, respectively                 56,809              62,919
      Inventory                                                                      2,612                 777
      Prepaid expenses and other current assets                                      1,680               1,347
                                                                                -----------      --------------
            Total current assets                                                    62,391              85,382

Other investments                                                                        -               2,300
Property and equipment, net                                                         10,813               5,942
Due from affiliate and officer, less allowance for doubtful accounts of $0
      and $403 at December 31, 2000 and December 31, 1999, respectively              2,012               1,849
Other assets, net                                                                    2,163                 249
Intangible assets, net                                                              39,023              19,961
                                                                                -----------      --------------
            Total assets                                                         $ 116,402           $ 115,683
                                                                                ===========      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                                   $ 592               $ 514
      Current portion of long-term debt                                                165                 493
      Accounts payable                                                               2,964               5,039
      Claims payable                                                                35,338              39,702
      Payables to plan sponsors                                                     29,040              24,171
      Accrued expenses and other current liabilities                                 5,476               6,468
                                                                                -----------      --------------
            Total current liabilities                                               73,575              76,387

Capital lease obligations, net of current portion                                    1,621                 718
Long-term debt, net of current portion                                                   -               2,279
Other non-current liabilities                                                          589                   -
Minority interest                                                                    1,112               1,112
Commitments and contingencies

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           no shares issued or outstanding                                               -                   -
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           21,547,312 and 18,829,198 shares issued and outstanding
           at December 31, 2000 and December 31, 1999, respectively                      2                   2

      Additional Paid in Capital                                                    97,010              91,614
      Accumulated deficit                                                          (56,398)            (54,575)
      Treasury stock, 100,000 shares at cost                                          (338)               (338)
      Stockholder notes receivable                                                    (771)             (1,516)
                                                                                -----------      --------------
            Total stockholders' equity                                              39,505              35,187
                                                                                -----------      --------------
            Total liabilities and stockholders' equity                           $ 116,402           $ 115,683
                                                                                ===========      ==============


      The accompanying notes are an integral part of these consolidated financial statements.




                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
                    (In thousands, except per share amounts)


                                                              2000               1999           1998
                                                          ---------------  --------------   ------------

Revenue                                                     $ 369,794        $ 377,420        $ 451,070

Cost of revenue                                               334,614          347,115          421,374
                                                          ---------------  --------------   ------------

       Gross profit                                            35,180           30,305           29,696

General and administrative expenses                            30,811           26,656           21,817
Legal fees due to indemnification responsibility                3,098            1,353            1,275
Amortization of goodwill and other intangibles                  1,450            1,064              330
Special charges                                                   -              6,029            3,700
                                                          ---------------  --------------   ------------

       (Loss) income from operations                             (179)          (4,797)           2,574

Interest income, net                                              766            1,012            1,712
Provision for loss on investment                               (2,300)             -                -
Other                                                             -                -                (15)
                                                          ---------------  --------------   ------------

       (Loss) income before taxes                           $  (1,713)       $  (3,785)       $   4,271

Income taxes                                                      110              -                -
                                                          ---------------  --------------   ------------

       Net (loss) income                                    $  (1,823)       $  (3,785)       $   4,271
                                                           ==============  =============    ============


Basic (loss) income per common share                            (0.09)           (0.20)            0.28
                                                           ==============  =============    ============

Diluted (loss) income per common share                          (0.09)           (0.20)            0.26
                                                           ==============  =============    ============

Weighted average common shares used
       in computing basic (loss) income per share              19,930           18,660           15,115
                                                           ==============  =============    ============

Weighted average common shares used
       in computing diluted (loss) income per share            19,930           18,660           16,324
                                                           ==============  =============    ============


     The accompanying notes are an integral part of these consolidated financial statements.




                        MIM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                   Additional    Accumulated       Stockholder  Total Stockholders'
                                   Common Stock  Treasury Stock  Paid-In Capital     Deficit    Notes Receivable       Equity
                                  ------------   ------------    -------------   ------------   --------------    ------------

 Balance December 31, 1997                $ 1            $ -         $ 73,585      $ (55,061)        $ (1,715)       $ 16,810
                                  ============   ============    =============   ============   ==============    ============

 Stockholder loans, net                     -              -                -              -              (46)            (46)
 Shares issued in connection with
    Continental acquisition                 1              -           17,997              -                -          17,998
 Exercise of stock options                  -              -                5              -                -               5
 Non-employee stock option
    compensation expense                    -              -               16              -                -              16
 Net income                                 -              -                -          4,271                -           4,271
                                  ------------   ------------    -------------   ------------   --------------    ------------

 Balance December 31, 1998                $ 2            $ -         $ 91,603      $ (50,790)        $ (1,761)       $ 39,054
                                  ============   ============    =============   ============   ==============    ============

 Payments of stockholder loans              -              -                -              -              245             245
 Exercise of stock options                  -              -                5              -                -               5
 Non-employee stock option
    compensation expense                    -              -                6              -                -               6
 Purchase of treasury stock                 -           (338)               -              -                -            (338)
 Net loss                                   -              -                -         (3,785)               -          (3,785)
                                  ------------   ------------    -------------   ------------   --------------    ------------

 Balance December 31, 1999                $ 2         $ (338)        $ 91,614      $ (54,575)        $ (1,516)       $ 35,187
                                  ============   ============    =============   ============   ==============    ============

 Payments of stockholder loans              -              -                -              -              745             745
 Exercise of stock options                  -              -              333              -                -             333
 Shares issued in connection with
    ADIMA acquisition                       -              -            5,034              -                -           5,034
 Non-employee stock option
    compensation expense                    -              -               29              -                -              29
 Net loss                                   -              -                -         (1,823)               -          (1,823)
                                  ------------   ------------    -------------   ------------   --------------    ------------

 Balance December 31, 2000                $ 2         $ (338)        $ 97,010      $ (56,398)          $ (771)       $ 39,505
                                  ============   ============    =============   ============   ==============    ============



     The accompanying notes are an integral part of these consolidated financial statements.





                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             SOURCE /(USE) OF CASH
                                 (In thousands)



                                                                                        2000         1999         1998
                                                                                   ----------    ---------    ----------
Cash flows from operating activities:
        Net (loss) income                                                           $ (1,823)    $ (3,785)    $  4,271
        Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
               Depreciation and amortization                                           4,876        3,220        1,693
               Loss on investment                                                      2,300          -            -
               Issuance of stock to non-employees                                         29            6           16
               Provision for losses on receivables and due from affiliates               571        6,537           58
        Changes in assets and liabilities, net of acquisitions
               Receivables                                                             8,989       (4,709)     (31,864)
               Inventory                                                              (1,013)         410         (365)
               Prepaid expenses and other current assets                                (297)        (490)         142
               Accounts payable                                                       (2,236)      (1,887)        (339)
               Deferred revenue                                                          -            -         (2,799)
               Claims payable                                                         (4,364)       6,847        5,274
               Payables to plan sponsors and others                                    4,869        7,681        5,651
               Accrued expenses                                                       (1,067)        (934)       1,885
               Non-current liabilities                                                   500          -            -
                                                                                   ----------    ---------    ----------
                    Net cash provided by (used in) operating activities               11,334       12,896      (16,377)
                                                                                   ----------    ---------    ----------

Cash flows from investing activities:
               Purchases of property and equipment                                    (6,634)      (2,180)      (2,173)
               Purchases of investment securities                                     (4,000)      (7,070)     (28,871)
               Maturities of investment securities                                     9,033       13,731       39,814
               Costs of acquisitions, net of cash acquired                           (19,638)        (669)        (750)
               Purchases of other investments                                            -            (36)         (25)
               Stockholder notes receivable, net                                         745          245          (46)
               Due from affiliates, net                                                 (163)      (1,815)         (34)
               (Increase) decrease in other assets                                    (1,905)         361         (121)
                                                                                   ----------    ---------    ----------
                    Net cash (used in) provided by investing activities              (22,562)       2,567        7,794
                                                                                   ----------    ---------    ----------

Cash flows from financing activities:
               Principal payments on capital lease obligations                          (514)        (699)        (132)
               (Decrease) increase in debt                                            (2,607)      (3,620)       3,612
               Proceeds from exercise of stock options                                   333            5            5
               Purchase of treasury stock                                                -           (338)         -
                                                                                   ----------    ---------    ----------
                    Net cash (used in) provided by financing activities               (2,788)      (4,652)       3,485
                                                                                   ----------    ---------    ----------

Net (decrease) increase in cash and cash equivalents                                 (14,016)      10,811       (5,098)

Cash and cash equivalents--beginning of period                                        15,306        4,495        9,593
                                                                                   ----------    ---------    ----------

Cash and cash equivalents--end of period                                            $  1,290     $ 15,306     $  4,495
                                                                                   ==========    ========     ========

                                   (continued)

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                 (In thousands)

Supplemental Disclosures:

The Company paid $657, $277 and $186 for interest for each of the years ended December 31, 2000, 1999, and 1998, respectively.

Capital lease obligations of $1,495, $807 and $40 were incurred to acquire equipment for each of the years ended December 31, 2000, 1999, and 1998, respectively.

In connection with the acquisition of ADIMA, the Company issued 2,700 shares of common stock valued at $5,034 in the year ended December 31, 2000.



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (In thousands, except for share and per share amounts)



NOTE 1--NATURE OF BUSINESS

Corporate Organization

       MIM Corporation (the "Company" or "MIM") is a pharmacy benefit management ("PBM"), specialty pharmaceutical and fulfillment/e-commerce organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill affected by life threatening diseases and genetic impairments. MIM's fulfillment and e-commerce pharmacy specializes in serving individuals that require long-term maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups and health care providers innovative, customized health information services and products on the Internet for their members.

Business

       The Company derives its revenues primarily from agreements to provide PBM services, which includes mail order services, to various health plan sponsors in the United States. The Company also provides specialty pharmacy services to chronically ill patients that require injection and infusion therapies.

       A majority of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCOs") participating in the State of Tennessee's TennCare(R) program and behavioral health organizations ("BHOs") participating in the State of Tennessee's TennCare(R) Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services to the TennCare(R) MCOs as a subcontractor to RxCare of Tennessee, Inc. ("RxCare"). RxCare is a pharmacy services administrative organization owned by the Tennessee Pharmacists Association. Under the agreement with RxCare, the Company performed essentially all of RxCare's obligations under its PBM agreements with plan sponsors and paid RxCare certain amounts including a share of the profit from the contracts, if any.

       The Company and RxCare did not renew the RxCare Contract, which expired on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those then under contract with RxCare) prior to the expiration of the RxCare Contract. The RxCare Contract had previously prohibited the Company from soliciting and/or marketing its PBM services in Tennessee other than on behalf of, and for the benefit of, RxCare. The Company's marketing efforts resulted in the Company executing agreements with all of the MCOs for the TennCare(R) lives previously managed, under the RxCare Contract, as well as substantially all third party administrators ("TPAs") and employer groups previously managed under the RxCare Contract.

       In connection with the termination the Company agreed to pay RxCare $1,500, and waive RxCare's payment obligations with respect to cumulative losses, including the outstanding advances of $800 which were previously reserved. The $1,500 was paid in November 1998 and is included in the statement of operations as a special charge.

       On August 4, 2000, the Company acquired all of the issued and outstanding membership interest of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"). The aggregate purchase price approximated $24,000, and included $19,000 in cash and 2.7 million shares of MIM common stock valued at $5,000. ADIMA, located in Livingston, New Jersey, provides high-tech intravenous and injectible specialty pharmaceutical products to chronically ill patients receiving healthcare services from home by IV certified registered nurses, typically after a hospital discharge. The consolidated financial statements include the results of ADIMA from the date of acquisition.

     The following unaudited consolidated pro forma financial information has been prepared assuming ADIMA was acquired as of January 1, 1999, with pro forma adjustments for amortization of goodwill and interest income. The pro forma financial information is presented for informational purposes only and is not indicative of the results that would have been realized had the acquisition been made on January 1, 1999. In addition, this pro forma financial information is not intended to be a projection of future operating results.

                                                   Year ended December 31,
                                            -----------------------------------
                                                      2000               1999
                                             --------------------------------
Revenues ....................................  $  $380,032        $   388,611
Net loss ....................................  $       (85)       $    (1,933)
Basic loss per share ........................      ($0.00)            ($0.09)
Diluted loss per share ......................      ($0.00)            ($0.09)



         The pro forma amounts above include $10,328 and $11,191 of revenues from the operations of ADIMA for the period from January 1, 2000 through the acquisition date and for the year ended December 31, 1999, respectively.

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

Property and Equipment

          Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets is as follows:

Asset                                                    Useful Life
-----                                                    -----------
Computer and office equipment............                 3-5 years
Furniture and fixtures...................                 5-7 years

          Leasehold improvements and leased assets are amortized using a straight-line basis over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repairs are expensed as incurred.

Deferred Financing Costs

          Deferred   financing  costs,  which  are  included  in  other  assets, represent fees incurred in connection with the issuance of debt and are amortized over the life of the related debt.

Goodwill and Other Intangible Assets

          Goodwill and other intangible assets represent the cost in excess of the fair market value of the tangible net assets acquired in connection with acquisitions. Amortization expense for the years ended December 31, 2000, 1999 and 1998, was $1,450, $1,064 and $330, respectively. Goodwill is amortized over periods ranging from twenty to twenty-five years and other intangible assets are amortized over four to six years.

          Intangible assets comprised of the following as of December 31:


                                                                 2000       1999
                                                              --------   -------
Goodwill                                                      $40,607    $20,095
Other intangibles                                              $1,258     $1,258
                                                              --------   -------
Total                                                         $41,866    $21,353
Less:  Amortization of goodwill and other intangibles          $2,842     $1,392
                                                              --------   -------
Net Intangible Assets                                         $39,023    $19,961
                                                              =======    =======


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

Claims Payable

          The Company is responsible for all covered prescriptions provided to plan members during the contract period. At December 31, 2000 and 1999, certain prescriptions were dispensed to members for whom the related claims had not yet been presented to the Company for payment. Estimates of $693 and $1,270 at December 31, 2000 and 1999, respectively, for these claims are included in claims payable.

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

          Payments under capitated contracts are based upon the latest eligible member data provided to the Company by the plan sponsor. On a monthly basis, the Company recognizes revenue for those members eligible for the current month, plus or minus capitation amounts for those members determined to be retroactively eligible or ineligible for prior months under the contract. The amount accrued for net retroactive eligibility capitation payments are based upon management's estimates. Revenues for the years ended December 31, 2000, 1999 and 1998 under capitated agreements were $102,211, $121,617 and $142,960, respectively.

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

          Fee-for-Service Agreements. Under it's fee for service PBM contracts, revenues from orders dispensed by the Company's pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist, through the on line claims processing systems. The Company assumes financial risk through having independent contractual arrangements with its plan sponsors and retail network pharmacy providers. Fee-for-service revenues for the years ended December 31, 2000, 1999 and 1998 were $217,950, $221,062 and
$297,233, respectively.

          Mail Order, e-Commerce Services, and Specialty Pharmacy. The Company's mail order, e-commerce services, and specialty pharmacy are available to any plan sponsor's members, as well as the general public. The Company's facilities dispense the prescribed medication and bill the sponsor, the patient and/or the patient's health insurance company. Revenue is recorded when the prescription is dispensed.

Cost of Revenue

     Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. For the years ended December 31, 2000, 1999 and 1998, rebates earned net of rebate sharing arrangements on pharmacy benefit management contracts were $13,608, $16,883 and $21,996, respectively.

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

Earnings per Share

     Basic earnings (loss) per share are based on the average number of shares outstanding and diluted earnings per share are based on the average number of shares outstanding including common stock equivalents. For the years ended December 31, 2000 and 1999, diluted loss per share is the same as basic loss per share because the inclusion of common stock equivalents would be anti-dilutive.

                                                                        Years Ended December 31,
                                                                  --------------------------------
                                                                     2000         1999      1998
                                                                   ---------   ----------  -------
Numerator:
              Net (loss) income                                     ($1,823)    ($3,785)    $4,271
                                                                  ================================

Denominator - Basic:
              Weighted average number of common
                 shares outstanding                                  19,930      18,660     15,115
                                                                  ================================
              Basic (loss) income per share                          ($0.09)     ($0.20)     $0.28
                                                                  ================================

Denominator - Diluted:
              Weighted average number of common
                 shares outstanding                                  19,930      18,660     15,115
              Common share equivalents of outstanding
                 stock options                                            0           0      1,209
                                                                  --------------------------------
              Total shares outstanding                               19,930      18,660     16,324
                                                                  ================================
              Diluted (loss) income per share                        ($0.09)     ($0.20)     $0.26
                                                                  =================================


Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, investment securities (see Note 3), accounts receivable, accounts payable and debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value due to their short-term nature.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the required adoption of SFAS 133 to fiscal 2001. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," - an amendment of SFAS 133," which was effective concurrently with SFAS 133. The Company currently does not engage in derivative activity and the adoption of these standards will not have a material effect on its results of operations, financial position or cash flows.

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Subsequent to the issuance of SAB 101, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 99-19 ("EITF 99-19"), "Recognizing Revenue Gross as a Principal vs. Net as an Agent." The EITF clarifies whether a company should recognize revenue based on the gross amount billed (to a customer because it has earned revenue from the sale of goods or services) or the net amount retained (the amount billed to the customer less the amount paid to a supplier). The EITF states that this determination is a matter of judgment that depends on the relevant facts and circumstances and certain factors must be considered in that evaluation. The adoption of SAB 101 and EITF 99-19 did not have a material impact on the Company's financial position or results of operations.

Reclassifications

     Certain amounts in the 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 3--INVESTMENT

     On June 23, 1997, the Company acquired an 8% interest in Wang Healthcare Information Systems, Inc. ("WHIS"), which markets PC-based clinical information systems to physicians utilizing patented image-based technology. Due to WHIS issuing additional Convertible Preferred Stock (Series C), the Company's current interest in WHIS is 5%. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock of WHIS, par value $0.01 per share, for an aggregate purchase price equal to $2,300. Due to changes in the financial situation at WHIS and its ability to access capital, the Company recorded a provision for loss on this investment in December 2000.

NOTE 4--RELATED PARTY TRANSACTIONS

     The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by a former officer and director of the Company. Rent expense was approximately $51 for the year ended December 31, 2000, and $56 for each of the years ended December 31, 1999 and 1998. The Company has spent an aggregate of approximately $712 for alterations and improvements to this space through December 31, 2000, which upon termination of the lease will revert to the lessor. The future minimum rental payments under this agreement are included in Note 7.

Stockholder Notes Receivable

       In April 1999, the Company loaned its Chairman and Chief Executive Officer $1,700 evidenced by a promissory note. The Company has full recourse against the personal assets of the officer, including a pledge of 1,500,000 shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (9.5% as of December 31, 2000), as defined in the note then in effect.

       During 1995, the Company advanced to MIM Holdings $800 for certain consulting services to be performed for the Company in 1996 and paid $278 for certain expenses on behalf of MIM Holdings including $150 for consulting services to MIM Holdings provided by an officer of RxCare. These amounts, totaling $1,078, were recorded as a stockholder note receivable. $622 of such amount was recorded as a stockholder distribution during the first quarter of 1996 and the remaining balance of $456 bears interest at 10% per annum, payable quarterly in arrears, with principal due on March 31, 2001. The note is guaranteed by a former officer and director of the Company and further secured by the assignment to the Company of a note due to MIM Holdings in the aggregate principal amount of $100. The outstanding balance was $502 at December 31, 2000 and $456 at December 31, 1999. Interest income on the note was $46 for each of the years ended December 31, 2000, 1999 and 1998.

       In August 1994, the Company advanced Alchemie $299 for the purposes of acquiring a building leased by the Company. The balance remaining on the advance was approximately $269 at December 31, 2000 and $280 at December 31, 1999. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $27 for December 31, 2000 and $29 for each the years ended December 31, 1999 and 1998. The note is secured by a lien on Alchemie's rental income.

       In June 1994, the Company advanced to a former executive officer, director, and majority stockholder approximately $979 for purposes of acquiring a principal residence. In exchange for the funds, the Company received a promissory note requiring repayment by June 15, 1997, with interest of 5.42% per annum payable monthly. The note was amended making the principal balance due and payable on June 15, 2000, together with 7.125% interest. The note was fully repaid on June 15, 2000. The principal balance outstanding was $780 at December 31, 1999 . Interest income on the notes was $27, $56 and $70 for each of the years ended December 31, 2000, 1999 and 1998, respectively.

Indemnification

       Under certain circumstances, the Company may be obligated to indemnify and advance defense costs to two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary of the Company in connection with their involvement in the Federal and State of Tennessee investigation of which they are the subject. During 2000, 1999 and 1998, the Company advanced and expensed $3,098, $1,353 and $1,275, respectively, for the former officers' legal costs in this matter.

NOTE 5--PROPERTY AND EQUIPMENT

       Property and  equipment,  at cost,  consists of the following at December
31:

                                                                                      2000             1999
                                                                                    ----------------------------
Computer and office equipment, including equipment under capital leases               15,483          9,494
Furniture and fixtures                                                                 1,095            758
Leasehold improvements                                                                 1,056            756
                                                                                    ----------------------------
                                                                                      17,634         11,008
Less:  Accumulated depreciation                                                       (6,821)        (5,066)
                                                                                    ----------------------------
Property and equipment, net                                                           10,813          5,942
                                                                                    ============================


NOTE 6--LONG TERM DEBT

       On November 1, 2000 the Company entered into a $45,000 revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG") to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing up to $45,000 at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. In connection with the issuance of the Facility, the Company incurred financing costs of $1,642, which are included in other assets and are being amortized over the term of the agreement. The facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreement governing the Facility.

      In 1999, the Company's long-term debt consisted primarily of a Revolving Note Agreement (the "Agreement") through May 2001 and installment note ("Installment Note I ") with a bank (the "Bank"), which were assumed by the Company in connection with the Continental acquisition in 1998.

            Long-term debt consists of the following at December 31:

                                                      2000          1999
                                                    -------     ---------
        Revolving Note                                 $ -       $ 2,097
        Installment Note 1                               -           232
        Other                                          165           443
                                                    -------     ---------
                                                       165         2,772
        Less:  Current portion                         165           493
                                                    -------     ---------
                                                       $ -       $ 2,279
                                                    =======     =========


NOTE 7--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

       The Company has disputed several improper reductions of payments by Tennessee Health Partnership ("THP"). In addition, there exists a dispute over whether or not certain items should have been included under the Company's respective capitated arrangements with THP and Preferred Health Plans ("PHP"). In 1999, the Company recorded a special charge of $3,300 for estimated future losses related to these disputes.

       In early 2001, the Company reached an agreement in principle with THP. The Company will pay THP $1,300 in satisfaction of all claims between the parties. Upon final settlement, any excess of the reserve for future losses will be credited to income.

       On May 4, 2000, the Company reached a negotiated settlement with PHP, under which, among other things, the Company retained rebates that would have otherwise been due and owing PHP. PHP paid the Company an additional $900 and the respective parties released each other from any and all liability with respect to past or future claims. This agreement did not have a material effect on the Company's results of operations or financial positions.

       On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, and allows Xantus to remain operating as a TennCare(R) MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. The Company recorded a special charge in 1999 of $2,700 for the estimated loss to the Company due to the Plan.

       In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000, and required payment of $775 in 2000 and payment of $900 in 2001 and in 2002. At December 31, 2000, $1,425 is outstanding and included in accrued expenses and other non-current liabilities.

Government Regulation

       Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs (including TennCare(R)), Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of plan sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's financial position and results of operations. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as exclusion from the Medicare and Medicaid (including TennCare) programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

       The Company entered into a corporate integrity agreement with the Office of Inspector General (the "OIG") within the Department of Health and Human Services ("HHS") in connection with the Global Settlement Agreement entered into with the OIG and the State of Tennessee in June 2000. In order to assist the Company in maintaining compliance with laws and regulations and the corporate integrity agreement the Company implemented its corporate compliance program in August of 2000. This program includes educational training for all employees on compliance with laws and regulations relevant to the Company's business and operations and a formal program of reporting and resolution of possible violations of laws or regulations, as well as increased oversight by the OIG. Should the oversight procedures reveal credible evidence of any violation of federal law, the Company is required to report such potential violations to the OIG and the Department of Justice ("DOJ"). The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including exclusion from participation in the Medicare or Medicaid programs. The Company anticipates maintaining certain compliance related oversight procedures after the expiration of the corporate integrity agreement in June 2005.

Employment Agreements

       The Company has entered into employment agreements with certain key employees that expire at various dates through February 2004. Total minimum commitments under these agreements are approximately as follows:

2001...........................              $ 983
2002...........................                983
2003...........................                941
2004...........................                 81

                                          ---------
Total                                      $ 2,988
                                          =========


Operating Leases

       The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 are as follows:


2001...........................                  1,360
2002...........................                  1,236
2003...........................                  1,175
2004...........................                  1,037
2005...........................                    787
Thereafter...................                    3,020

                                              --------
Total                                          $ 8,615
                                              ========

       Rent expense for non-related party leased facilities and equipment was approximately $1,292, $995 and $809 for the years ended December 31, 2000, 1999 and 1998, respectively.

Capital Leases

       The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31 are as follows:


2001...........................................          $ 748
2002...........................................            720
2003...........................................            695
2004...........................................            385
                                                   -----------
Total minimum lease payments...................          2,548
Less:  Amount representing interest............            335
                                                   -----------
Obligations under leases.......................          2,213
Less:  Current portion of lease obligations....            592
                                                   -----------
                                                       $ 1,621
                                                   ===========


NOTE 8--INCOME TAXES

       The effect of temporary differences that give rise to a significant portion of federal deferred taxes is as follows as of December 31:

                                                                                2000         1999
                                                                            -------------------------
Deferred tax assets (liabilities):
         Reserves and accruals not yet deductible for tax purposes....       $ 3,133       $ 2,531
         Federal net operating loss carryforwards.....................        15,013        15,511
         Property Basis differences                                              213           (40)
                                                                            -------------------------
         Subtotal.....................................................        18,359        18,002
         Less: valuation allowance....................................       (18,359)      (18,002)
                                                                            -------------------------
Net deferred taxes....................................................       $     -       $      -
                                                                            =========================

       It is uncertain whether the Company will realize the full benefit from its deferred tax assets, and it has therefore recorded a valuation allowance covering its net deferred tax asset. The Company will assess the need for the valuation allowance at each balance sheet date.

       A reconciliation to the tax provision (benefit) at the Federal statutory rate is presented below:

                                                                      2000                  1999              1998
                                                                  -------------------------------------------------------
Tax (benefit) provision at statutory rate................           $ (582)              $ (1,286)         $ 1,452
State tax (benefit) provision, net of federal taxes......              110                   (250)             282
Change in valuation allowance............................              357                  1,088           (1,886)
Amortization of goodwill and other intangibles...........              361                    431              134
Other....................................................             (136)                    17               18
                                                                  -------------------------------------------------------
Recorded income taxes....................................            $ 110               $      -          $     -
                                                                  =======================================================


       At December 31, 2000, the Company had, for federal tax purposes, unused net operating loss carry forwards of approximately $44,200, which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation approximates $2,700. Actual utilization in any year will vary based on the Company's tax position in that year.

NOTE 9--STOCKHOLDERS' EQUITY

Stock Option Plans

       The 1996 Stock Incentive Plan provides for the granting of incentive stock options ("ISOs") and non-qualified stock options to employees and key contractors of the Company. Options granted under the Plan generally vest over a three-year period, but vest in full upon a change in control of the Company and generally are exercisable for 10 to 15 years after the date of grant subject, in some cases, to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plan will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% shareholder). If non-qualified stock options are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest. There are 5,200,450 shares authorized for issuance under the Plan. At December 31, 2000, 30,170 shares remained available for grant under the Plan.

       As of December 31, 2000 and 1999, the exercisable portion of outstanding options was 924,879 and 660,606, respectively. Stock option activity under the amended Plan through December 31, 2000, is as follows:

                                                          Average
                                            Options         Price
                                        ----------------------------
Balance, December 31, 1997......          2,695,281        $4.2074
     Granted....................            917,607        $5.5718
     Canceled...................           (685,729)      $11.4845
     Exercised..................           (843,150)       $0.0067
                                        ----------------------------
Balance, December 31, 1998......          2,084,009        $4.1132
     Granted....................            969,000        $1.8207
     Canceled...................           (292,202)       $5.8581
     Exercised..................           (738,450)       $0.0067
                                        ----------------------------

Balance, December 31, 1999......          2,022,357        $4.2621
     Granted....................            615,000        $2.1960
     Canceled...................           (360,027)       $1.3852
     Exercised..................           (105,167)       $3.1657
                                       -----------------------------
Balance, December 31, 2000......          2,172,163        $4.2070
                                       =============================

     On April 17, 1998, the Company granted a former officer an option to purchase 1,000,000 shares of Common Stock at $4.50 (then-current market price) in connection with his employment agreement to become the Company's President, Chief Operating Officer and Chief Financial Officer. This option was not granted under the Plan. Under this agreement, options with respect to 500,000 shares vested immediately upon his commencement of employment with the Company and the options covering the remaining 500,000 shares vest in two equal installments on the first two anniversary dates of the date of grant. These options expire 10 years from the date of grant. As of December 31, 2000, the exercisable portion of outstanding options was 1,000,000 shares.

       The 1996 Directors Stock Incentive Plan, (the "Directors Plan") was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. 300,000 shares are authorized under the Directors Plan. At December 31, 2000, options to purchase 20,000 shares are outstanding at an exercise price of $13.00 and options to purchase 60,000 shares are outstanding at an exercise price of $4.69. At December 31, 2000, 60,000 shares under the Directors Plan were exercisable.

Accounting for Stock-Based Compensation

       The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the years ended December 31:

                                           2000                         1999                            1998
                                -------------------------    ---------------------------    -----------------------------
                                As Reported    Pro Forma      As Reported      Pro Forma     As Reported       Pro Forma
                                -------------------------    ---------------------------    -----------------------------
Net (loss) income.........       $ (1,823)    $ (4,051)        $ (3,785)      $ (6,019)          $4,271         $2,707
Basic (loss) income
   per common  share......       $  (0.09)     $ (0.20)         $ (0.20)       $ (0.32)          $ 0.28         $ 0.18
Diluted (loss) income
   per common  share......       $  (0.09)     $ (0.20)         $ (0.20)       $ (0.32)          $ 0.26         $ 0.17


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

       The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2000       1999         1998
Volatility                          106.6%      95.5%        98.0%
Risk-free interest rate             6.25%       6.00%        5.00%
Expected life of options           4 years     4 years      4 years


       The  Black-Scholes   option-pricing   model  was  developed  for  use  in
estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 10--CONCENTRATION OF CREDIT RISK

       The majority of the Company's revenues have been derived from TennCare(R) contracts managed by the Company. The following table outlines contracts with plan sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivables during the applicable time period:


                                                                                        Plan Sponsor
                                                             ------------------------------------------------------------------
                                                                A           B         C        D          E       F       G
                                                             ------------------------------------------------------------------
Year ended December 31, 1998
         % of total revenue                                    16%          *         *       11%        16%     12%      *
         % of total accounts receivable at period end           *           *         *        *          *      12%      *
Year ended December 31, 1999
         % of total revenue                                    13%          *        12%       *          *      14%     12%
         % of total accounts receivable at period end           *           *         *        *          *      20%     10%
Year ended December 31, 2000
         % of total revenue                                    22%         12%        *        -          -      12%      *
         % of total accounts receivable at period end           *          14%        *        -          -      18%      *

-----------------------------------------------------
* Less than 10%.


NOTE 11--PROFIT SHARING PLAN

       The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded a $65 matching contribution for 2000 and a $50 matching contribution for 1999 and 1998.

NOTE 12--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

       A summary of quarterly financial information for fiscal 2000 and 1999 is as follows:

                                                ----------------------------------------------------------------------------
                                                  First Quarter       Second Quarter     Third Quarter     Fourth Quarter
                                                ----------------------------------------------------------------------------
2000:
         Revenues                                 $ 89,104            $ 95,691           $ 85,101           $ 99,898
         Net income (loss)                           $ 725             $ 1,082              $ 183           $ (3,813)
         Basic earnings (loss) per share            $ 0.04              $ 0.06             $ 0.01            $ (0.18)
         Diluted earnings (loss) per share          $ 0.04              $ 0.06             $ 0.01            $ (0.18)

1999:

         Revenues                                 $ 74,915            $ 88,894           $101,388           $112,223
         Net income (loss)                           $ 604               $ 737              $ 529           $ (5,655)
         Basic earnings (loss) per share            $ 0.03              $ 0.04             $ 0.03            $ (0.30)
         Diluted earnings (loss) per share          $ 0.03              $ 0.04             $ 0.03            $ (0.30)

       The net loss for the fourth quarter of 2000 includes a provision for loss of $2,300 related to the Company's investment in WHIS and $2,270 related to legal defense costs for two former officers. Due to changes in the financial situation at WHIS and its ability to access capital, the Company recorded the provision for loss on this investment in December 2000.

       The net loss for the fourth quarter of 1999 includes special charges of $6,029 relating to estimated losses on contract receivables.

                        MIM Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
           For the years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                      Balance at                     Charged to
                                                      Beginning of    Charges to     Costs and      Other        Balance at
                                                         Period       Receivables     Expenses      Charges      End of Period
                                                      -------------------------------------------------------------------------
Year ended December 31, 1998
        Accounts receivable, . . . . . . . . . .        $ 1,386          $ 595            $ 58        $ -        $ 2,039
        Accounts receivable, other . . . . . . .        $ 2,360       $ (1,957)            $ -                     $ 403
                                                      =========================================================================

Year ended December 31, 1999
        Accounts receivable, . . . . . . . . . .        $ 2,039            $ -         $ 6,537        $ -        $ 8,576
        Accounts receivable, other . . . . . . .          $ 403            $ -             $ -        $ -          $ 403
                                                      =========================================================================

Year ended December 31, 2000
        Accounts receivable, . . . . . . . . . .        $ 8,576         $ (814)          $ 571        $ -        $ 8,333
        Accounts receivable, other . . . . . . .          $ 403         $ (403)            $ -        $ -            $ -
                                                      =========================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of Registrant

         The following table sets forth certain information with respect to the directors and executive officers of the Company:



Name                         Age         Position
---------------------------------------------------------------------------------------------

Richard H. Friedman           50         Chairman of the Board and Chief Executive Officer

Louis A. Luzzi, Ph.D.         68         Director

Richard A. Cirillo            50         Director

Louis DiFazio, Ph.D.          63         Director

Michael Kooper                65         Director

Ronald K. Shelp               59         Director

Barry A. Posner               37         Vice President, Secretary and General Counsel

Edward J. Sitar               40         Vice President, Chief Financial Officer and Treasurer

Recie Bomar                   53         President, Sales & Marketing

Rita M. Marcoux               40         Senior Vice President, Pharmacy Benefit Operations, MIM Health Plans

Russel J. Corvese             39         Chief Information Officer, Senior Vice President of MIMRx.com, Inc.

Bruce Blake                   37         President, American Disease Management Associates


         Richard H. Friedman is currently the Chairman and Chief Executive Officer of the Company. He joined the Company in April 1996 and was elected a director of the Company and appointed Chief Financial Officer and Chief Operating Officer in May 1996. He served as Chief Operating Officer and Chief Financial Officer until April 1998. Mr. Friedman also served as the Company's Treasurer from April 1996 until February 1998.

         Louis A. Luzzi, Ph.D. has served as a director of the Company since July 1996. Dr. Luzzi is the Dean of Pharmacy and Provost for Health Science Affairs of the University of Rhode Island College of Pharmacy. He has been a Professor of Pharmacy at the University of Rhode Island since 1981.

         Richard A. Cirillo has served as a director of the Company since April 1998. Since June 21, 1999, Mr. Cirillo has been a partner of the law firm of King & Spalding. From 1983 until June 1999, Mr. Cirillo was a member of the law firm of Rogers & Wells LLP, with which he had been associated with since 1975. Since Mr. Cirillo joined King & Spalding, that firm has served as the Company's outside general counsel. Prior to that time, Rogers & Wells LLP had served in such capacity.

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

         Ronald K. Shelp has served as a director of the Company since July 2000. Since June 1999, Mr. Shelp has been Chairman of b2bstreet.com, a business-to-business auction site for small businesses. From 1996 to 1999, Mr. Shelp served as Chairman of Kent Global Strategies, a consulting firm specializing in communications, marketing for businesses and not-for-profit organizations, and domestic and international business transactions.

         Barry A. Posner joined the Company in March 1997 as General Counsel and was appointed Secretary of the Company at that time. On April 16, 1998, Mr. Posner was appointed Vice President of the Company. From September 1990 through March 1997, Mr. Posner was associated with the Stamford, Connecticut law firm of Finn Dixon & Herling LLP, where he practiced corporate law, specializing in the areas of mergers and acquisitions and securities law, and commercial real estate law.

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

         Recie Bomar joined the Company in March 1999 as Vice President of Sales and Marketing. In February 2000, Mr. Bomar was promoted to President of Sales and Marketing. From 1997 through February 1999, Mr. Bomar was a Vice President of PharmaCare, a subsidiary of CVS Corporation. Mr. Bomar was a National Director of Sales & Services for RX Connections from 1996 to 1997.

         Rita M. Marcoux has served the Company in various capacities since 1994. On February 1, 2000, Ms. Marcoux was promoted to Senior Vice President of Pharmacy Benefits Operations for MIM Health Plans, Inc., the Company's PBM operating subsidiary. Prior to that promotion, Ms. Marcoux had served as Vice President of Clinical Operations since 1997. From 1996 to 1997, she served as Executive Director of Business Operations and, from 1994 to 1996, as Director of Contracting.

         Russel J. Corvese has served the Company in various capacities since May 1994. On February 1, 2000, Mr. Corvese was appointed Senior Vice President of MIMRx.com, Inc., the Company's wholly owned subsidiary, and is responsible for MIS, Merchandising and Business Development. Mr. Corvese served as Vice President of Operations and Chief Information Officer from November 27, 1997 to February 1, 2000, and continues to be responsible for the Company's information systems and related computer and technology matters. From November 1996 through November 1997, Mr. Corvese held the position of Executive Director, MIS.

         Bruce Blake has served as an officer of the Company since August 2000, when the Company acquired American Disease Management Associates, L.L.C. Mr. Blake has been President of American Disease Management Associate, L.L.C. since February 1996.

         Executive officers are appointed by, and serve at the pleasure of the Board of Directors of the Company and in some cases, subject to the terms of their respective employment agreements with the Company which among other things provide for, each of them, serving in the executive position(s) listed above.

Item 11.  Executive Compensation

         The following table sets forth certain information concerning the annual, long-term and other compensation of the Chief Executive Officer, the former President and Chief Operating Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for services rendered in all capacities to the Company and its subsidiaries during each of the years ended December 31, 2000, 1999 and 1998, respectively:

                                                                      Summary Compensation Table

                                                                                                 Long-term
                                                     Annual Compensation                         Compensation
                                              ----------------------------------------------------------------
                                                                                                 Securities
                                                                                Other Annual     Underlying       All Other
  Name and Principal Position                 Year      Salary (1)  Bonus (2)   Compensation (3) Options          Compensation
------------------------------------------------------------------------------------------------------------------------------------
Richard H. Friedman                           2000       $451,596          -          $40,113             -        $3,600 (4)
Chief Executive Officer                       1999       $425,097          -          $36,930       250,000        $5,710 (4) (5)
                                              1998       $333,462   $212,500          $33,134             - (6)    $5,217 (4)

Scott R. Yablon (7)                           2000       $262,538          -          $26,618             -       125,138 (8)
Former President & Chief Operating            1999       $354,828          -          $28,494             -        $4,710 (4)
   Officer                                    1998       $207,500   $162,500           $6,678     1,000,000 (9)    $4,605 (4)

Barry A. Posner                               2000       $241,553          -          $17,357             -        $3,600 (4)
Vice President, General Counsel               1999       $223,128          -          $13,619             -        $4,710 (4)
   & Secretary                                1998       $191,346   $100,000          $10,828       100,000 (10)   $5,890 (4)

Edward J. Sitar (11)                          2000       $189,470          -          $19,232             -        $3,600 (4)
Chief Financial Officer                       1999       $176,867          -          $12,000             -       $30,217 (4) (12)
   & Treasurer                                1998        $54,083    $15,000           $3,000        50,000 (9)         -

Recie Bomar (13)                              2000       $193,615          -           $6,000             -        $3,600 (4)
President of Sales & Marketing                1999       $150,198         $0           $5,000        75,000 (9)   $50,000 (12) (14)
                                              1998              -          -                -             -             -

Russel J. Corvese                             2000       $171,192          -            3,600             -             -
Chief Information Officer &                   1999       $152,290          -            3,600             -             -
   Senior Vice President, MIMRx.com           1998       $105,431          -            3,300        22,000 (10)        -


__________________________________

(1) The annualized base salaries of the Named Executive Officers for 2000 were as follows: Mr. Friedman ($450,000), Mr. Yablon ($375,000), Mr. Posner ($244,000), Mr. Sitar ($191,000), Mr. Bomar ($200,000) and Mr. Corvese
     ($175,000).
(2) Please refer to the Long-Term Incentive Plan - Awards in the Last Fiscal Year Table below for information on certain grants of Performance Units made during 2000 and the corresponding table in this Report for fiscal 1999 for similar grants made in 1999.
(3) Represents automobile allowances, and for Messrs. Friedman, Yablon, Posner and Sitar reimbursement for club membership dues and related fees and expenses of $22,113, $10,118, $5,357 and $7,232, respectively in 2000.
(4) Represents life insurance premiums paid by them and reimbursed by the Company.
(5) Represents tax return preparation expense paid by the Named Executive Officer and reimbursed by the Company.
(6) The annual report for fiscal 1998 reflected a grant of 800,000 options to Mr. Friedman. Such grant was subject to stockholder approval, which was not obtained at the Company's 1999 Annual Meeting of Stockholders. As such, the grant of 800,000 options was cancelled.
(7)  Mr. Yablon's employment with the Company ended on August 31, 2000.

(8) Represents severance payments made by the Company after Mr. Yablon's departure on August 31, 2000 and life insurance premiums of $3,600 paid by him and reimbursed by the Company.
(9) Represents options to purchase shares of Common Stock at market price on the date of grant.
(10) Represents options with respect to which the exercise price was repriced to $6.50 per share on July 6, 1998.
(11) Mr. Sitar joined the Company as Vice President - Finance in June 1998.
(12) Represents relocation reimbursement expense received by Messrs. Sitar and Bomar of $25,000 each.
(13) Mr. Bomar joined the Company as Director of Sales and Marketing in March 1999.
(14) Represents signing bonus received by Mr. Bomar for $25,000.

                  --------------------------------------------

       There were no stock option grants made during fiscal 2000 to any of the Named Executive Officers.

       The following table sets forth for each Named Executive Officer the number of shares covered by both exercisable and unexercisable stock options held as of December 31, 2000. Also reported are the values for "in-the-money" options, which represent the difference between the respective exercise prices of such stock options and $0.875, the per share closing price of the MIM Common Stock on December 29, 2000, the last trading day of 2000:


                                 Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values


                                                              Number of Securities(1)                Value of Unexercised
                                                             Underlying Unexercised               In-the-Money Options at
                        Shares                              Options at Fiscal Year-End               Fiscal Year-End (2)
                      Acquired on      Value        -----------------------------------------------------------------------------
         Name          Exercise #    Realized ($)   Exercisable            Unexercisable      Exercisable       Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Richard H. Friedman        -              -           83,334                    166,666               -                    -
Scott R. Yablon            -              -        1,000,000                          -               -                    -
Barry A. Posner            -              -          133,332                     66,668               -                    -
Edward J. Sitar            -              -           66,667                     33,334               -                    -
Recie Bomar                -              -           25,000                     50,000               -                    -
Russel J. Corvese          -              -           23,617                      7,333      $ 7,771.03                    -

_____________________________
(1)  Indicated options are to purchase shares of Common Stock from the Company.
(2)  Except as indicated, none of the options were "in the money".

                  --------------------------------------------

       The following table sets forth for each Named Executive Officer the number of performance units and/or restricted shares of Common Stock granted by the Company during the year ended December 31, 2000. In addition, for each award, the table also sets forth the related maturation period and future payments expected to be made under varying circumstances:

                                   Long-Term Incentive Plan -- Awards in Last Fiscal Year

                                        Performance         Estimated Future Payments Under
                      Number of          or Period            Non-Stock Price-Based Plans
                    Shares, Units     Until Maturation      ---------------------------------------------
Name                  or Rights          or Payment         Threshold          Target          Maximum
---------------------------------------------------------------------------------------------------------
Barry A. Posner      10,000 (1)           12/31/01           $ 100,000         $ 250,000       $ 400,000
Edward J. Sitar       2,500 (1)           12/31/01            $ 25,000          $ 62,500       $ 100,000
Recie Bomar           5,000 (2)           12/31/01            $ 50,000         $ 125,000       $ 200,000

-----------------------------

(1) Represents performance units granted to the indicated individual on March 1, 2000. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments after the earlier of (I) the individual's Date of Termination and (II) a Change of Control (each as defined in his Performance Units Agreement) as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

(2) Represents performance units granted to the indicated individual on June 1, 2000. The performance units vest and become payable upon the achievement by the Company of certain specified levels of after-tax net income in fiscal 2001. Upon vesting, the performance units are payable in two equal installments after the earlier of (I) the individual's Date of Termination and (II) a Change of Control (each as defined in his Performance Units Agreement) as follows: (a) $10 per unit upon the Company's achievement of a threshold level of after-tax net income in fiscal 2001; (b) $25 per unit upon the Company's achievement of a target level of after-tax net income in fiscal 2001; and (c) $40 per unit upon the Company's achievement of a maximum level of after-tax net income in fiscal 2001.

Compensation of Directors

         Directors who are not officers of the Company ("Outside Directors") receive fees of $1,500 per month and $500 per meeting of the Company's Board and any committee thereof and are reimbursed for expenses incurred in connection with attending such meetings. In addition, each Outside Director joining the Company receives options to purchase 20,000 shares of Common Stock under the Company's 1996 Non-Employee Directors Stock Incentive Plan as amended (the "Directors Plan"). Directors who are also officers of the Company are not paid any director fees. Mr. Ronald Shelp received options to purchase 20,000 shares of Common Stock upon his election as a director in July 2000.

         The Directors Plan was adopted in July 1996 to attract and retain qualified individuals to serve as Outside Directors to provide incentives and rewards to the Outside Directors and to associate more closely their interests with those of the Company's stockholders. The Directors Plan provides for the automatic grant of non-qualified stock options to purchase 20,000 shares of Common Stock to the Outside Directors joining the Company since the adoption of the Directors Plan. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan generally vest over three years. A reserve of 300,000 shares of the Company Common Stock has been established for issuance under the Directors Plan, which includes the original 100,000 shares plus 200,000 shares that were approved at the Company's 1999 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of the Company's Board administers the Company's stock incentive plans and makes recommendations to the Company's Board regarding executive officer compensation matters, including policies regarding the relationship of corporate performance and other factors relating to executive compensation. During 2000, the following persons served as members of the Committee: Messrs. Cirillo, Luzzi and DiFazio, none of whom is or ever has been an officer or employee of the Company. During 2000, Mr. Cirillo was a partner with the law firm of King & Spalding, the Company's outside counsel, which received fees from the Company for the provision of legal services.

Compensation Committee Report On Executive Compensation

         The Company believes that a strong link should exist between executive compensation and management's success in maximizing shareholder value. This belief was adhered to in 2000 by continuing the short-term and long-term incentive executive compensation programs originally implemented in 1999 in order to provide competitive compensation, strong incentives for the executives to stay with the Company and deliver superior financial results, and significant potential rewards if the Company achieves aggressive financial goals. The Compensation Committee's role and responsibilities involve the development and administration of executive compensation policies and programs that are consistent with, linked to, and supportive of the basic strategic objective of maximizing shareholder value, while taking into consideration the activities and responsibilities of management.

         In 1998, the Board engaged the professional services of an outside consultant to review the existing compensation programs and to assist in developing the desired program. The consultant found that while some of the executive salaries were within a competitive range, the executive bonus opportunities were below the level that would be considered appropriate. The consultant further reported that the long-term compensation portion of the program should have been a more balanced combination of performance units, performance shares and stock options instead of relying solely on stock options for long-term incentive as the Company had done in the past.

         At that time, the Board directed its Compensation Committee to work with that executive compensation consultant to develop and adopt a total compensation program focused on maximizing shareholder value. In December 1998, the Compensation Committee adopted the 1998 Total Compensation Program for Key Employees for other senior management. These actions were based on the recommendation of the outside consultant and an internal review of the Chief Executive Officer's recommendations regarding participation and appropriate grants of units, shares and options. Grants affecting the Chief Executive Officer's recommendations, as adopted by the Compensation Committee continued to be awarded in 2000 in the form of performance units.

Compensation Philosophy and Elements

         The Compensation Committee adheres to four principles in discharging its responsibilities, which have been applied through its adoption in December 1998 of the 1998 Total Compensation Program for Key Employees (the "Program"). First, the majority of the annual bonus and long-term compensation for management and key employees should be in large part at risk, with actual compensation levels corresponding to the Company's actual financial performance. Second, over time, incentive compensation of the Company's executives should focus more heavily on long-term rather than short-term accomplishments and results. Third, equity-based compensation and equity ownership expectations should be used on an increasing basis to provide management with clear and distinct links to stockholder interests. Fourth, the overall compensation programs should be structured to ensure the Company's ability to attract, retain, motivate and reward those individuals who are best suited to achieving the desired performance results, both long and short-term, while taking into account the duties and responsibilities of the individual.

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

         The Program provides management and participating employees with the opportunity to receive cash bonuses and long-term rewards if the corporate, department and/or individual objectives are achieved. Specifically, participants may receive significant bonuses if the Company's aggressive annual financial profit plan and individual objectives are achieved. The maximum amount payable in any given year to any one individual under the cash bonus and performance unit portions of the Program is $1 million. Any amounts in excess of such threshold will be deferred to later years. The $1 million limitation is set pursuant to regulations concerning "performance-based" compensation plans in Code Section 162(m) to enable the Compensation Committee "negative discretion" in determining the actual bonus or performance unit awards.

Compensation of the Chief Executive Officer

         In considering the appropriate salary, bonus opportunity, and long-term incentive for the current Chief Executive Officer, the Compensation Committee considered his unique role during 1998, 1999 and 2000 and his expected role over the next three years. The Compensation Committee determined that in a very real sense, the Company would have faced extreme difficulty in 1998 and 1999, were it not for the fact that Mr. Friedman accepted the challenge to replace both the former Vice-Chairman and the former Chairman and Chief Executive Officer and give the investment community and the Company's stockholders reassurance that the Company would overcome the problems faced in its primary market. The Board further determined that Mr. Friedman's demonstrated commitment through the purchase of a large block of stock, his active and effective involvement in restructuring the business, and his recruitment and leadership of an aggressive team were assets that should be protected by the Company. The Committee's negotiation of a performance-driven, five-year agreement entered into in December 1998 was based on this recognition of his key role in maximizing future shareholder value.

Code Section 162(m)

         The Chief Executive Officer's total compensation package under his new employment agreement is believed to qualify as "performance-based" compensation with the meaning of Code Section 162(m). A Compensation Committee composed entirely of outside directors adopted the Total Compensation Program and the entire Board of Directors approved Mr. Friedman's agreement. In order to qualify for favorable treatment under Code Section 162(m), Mr. Friedman's amended Employment Agreement was structured such that he will not receive cash compensation in excess of $1,000,000 in any one year under the cash bonus portion of the Program. The performance units, performance shares and stock options for all persons were granted from shares authorized under the plan, but the form of the awards required certain amendments to the Plan and authorization of additional shares, which were approved by the stockholders at the 1999 Annual Meeting of Stockholders.

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

       In March 1999, Mr. Posner entered into an employment agreement with the Company which provides for his employment as the Company's Vice President and General Counsel for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $230,000. Under the agreement, Mr. Posner is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Posner was granted options to purchase 100,000 shares of Common Stock at an exercise price of $4.50 (the market price on December 2, 1998, the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. Mr. Posner was also granted (i) an aggregate of 20,000 Performance Units (10,000 Units in both 1999 and 2000) (See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of the grant of the performance units to Mr. Posner in March 2000 and a summary of the terms and conditions applicable to the performance units) and (ii) 60,000 restricted shares of Company Common Stock in March 1999. The restricted shares are subject to restrictions on transfer and encumbrance through December 31, 2006 and are automatically forfeited to the Company upon termination of Mr. Posner's employment with the Company prior to December 31, 2006. The restrictions to which the restricted shares are subject may lapse prior to December 31, 2006 in the event that the Company achieves certain specified levels of earnings per share in fiscal 2001 or 2002. Mr. Posner possesses voting rights with respect to the restricted shares, but is not entitled to receive dividend or other distributions, if any, paid with respect to the restricted shares. In addition, Mr. Posner's restricted shares shall vest and become immediately transferable without restriction upon the occurrence of the following termination events: (i) Mr. Posner is terminated early by the Company without cause, (ii) Mr. Posner terminates his employment for good reason, or (iii) after certain changes of control of the Company which results in Mr. Posner's termination by the Company or a material reduction of his duties with the Company. In addition, in the event that Mr. Posner is terminated without cause or terminates his employment for good reason following a change of control of the Company, (i) all performance units granted to Mr. Posner shall become vested and immediately payable at the then applicable maximum rate and
(ii) all restricted shares issued to Mr. Posner shall vest and become immediately payable. Upon termination, Mr. Posner is entitled to substantially the same entitlements as described above as Mr. Friedman. In addition, Mr. Posner is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

       In March 1999, Mr. Sitar entered into an employment agreement with the Company, which provides for his employment as Chief Financial Officer for a term of employment through February 28, 2004 (unless earlier terminated) at an initial base annual salary of $180,000. Under the agreement, Mr. Sitar is entitled to receive certain fringe benefits, including an automobile allowance, and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Sitar was granted options to purchase 50,000 shares of Common Stock in 1999 at an exercise price of $4.50 (the market price on the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. Mr. Sitar was also granted (i) an aggregate of 5,000 Performance Units (2,500 Units in both 1999 and 2000) (See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of the grant of the performance units to Mr. Sitar in March 2000 and a summary of the terms and conditions applicable to the performance units) and (ii) 15,000 restricted shares of Company Common Stock in March 1999. Mr. Sitar's restricted shares have the same terms with respect to vesting, forfeiture and acceleration as Mr. Posner's restricted shares, as described above. Under the agreement, upon termination, Mr. Sitar is entitled to substantially the same entitlements as described above with respect to Mr. Posner. In addition, Mr. Sitar is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

       In February 1999, Mr. Bomar entered in to an employment letter agreement with the Company which provides for his employment as Vice President - Sales and Marketing until terminated by the Company or Mr. Bomar at an initial base annual salary of $180,000. Under the agreement, Mr. Bomar is entitled to receive certain fringe benefits, including automobile and life insurance allowances and is also eligible to participate in the Company's executive bonus program. Under the agreement, Mr. Bomar was granted options to purchase 75,000 shares of Common Stock in 1999 at an exercise price of $2.59 per share (the market price on the date of grant). The options vest in three equal installments on the first three anniversaries of the date of grant. Mr. Bomar was also granted (i) an aggregate of 10,000 Performance Units (5,000 Units in both 1999 and 2000) (See "Long Term Incentive Plan - Awards in Last Fiscal Year" above for a description of the grant of the performance units to Mr. Bomar in June 2000 and a summary of the terms and conditions applicable to the performance units) and (ii) 25,000 restricted shares of Company Common Stock in June 1999. Mr. Bomar's restricted shares have the same terms with respect to vesting, forfeiture and acceleration as Mr. Posner's restricted shares, as described above. In addition, in the event that Mr. Bomar is terminated without cause or terminates his employment for good reason following a change of control of the Company, (i) all performance units granted to Mr. Bomar shall become vested and immediately payable at the then applicable maximum rate and (ii) all restricted shares issued to Mr. Bomar shall vest and become immediately payable. Under the agreement, if, within three months following certain changes of control, Mr. Bomar is terminated by the Company or Mr. Bomar elects to terminate his employment due to a material reduction in his duties with the Company, he is entitled to receive an amount equal to six months salary and all outstanding unvested options held by Mr. Bomar shall become immediately exercisable. In addition, Mr. Bomar is subject to the same restrictions on competition and non-interference as described above with respect to Mr. Friedman.

Stockholder Return Performance Graph

       The Common Stock first commenced trading on the Nasdaq on August 15, 1996, in connection with the Company's Offering. The graph set forth below compares, for the period of August 15, 1996 through December 31, 2000, the total cumulative return to holders of the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market (U.S.) Index.

                 COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
           AMONG MIM CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE NASDAQ HEALTH SERVICES INDEX

            [LINE GRAPH REPRESENTING THE FOLLOWING HAS BEEN OMITTED]


                                8/15/96       9/96      12/96      3/97       6/97      9/97      12/97       3/98      6/98

MIM CORPORATION                    100        112         38        49        111        75         37         31        37
NASDAQ STOCK MARKET (U.S.)         100        108        114       107        127       148        139        163       167
NASDAQ HEALTH SERVICES             100        104         92        86         96       105         94        103        94

                                  9/98      12/98      3/99       6/99      9/99     12/99    3/00       6/00       9/00      12/00

MIM CORPORATION                    24        26         18         19        16        19      33         20         14         7
NASDAQ STOCK MARKET (U.S.)        151       196        219        240       245       354     409        356        327       219
NASDAQ HEALTH SERVICES             71        81         71         89        66        66      67         68         76        89



*$100 invested on 8/15/96 in stock or index-including reinvestment of dividends, fiscal year ending December 31.

Item 12.  Common Stock Ownership by Certain Beneficial Owners and Management

       Except as otherwise set forth below, the following table lists, to the Company's knowledge, as of March 1, 2001, the beneficial ownership of the Company's Common Stock by (1) each of the Company's Named Executive Officers including the former President and Chief Operating Officer; (2) each of the Company's directors; (3) each person or entity known to the Company to own beneficially five percent (5%) or more of the Company's Common Stock; and (4) all directors and executive officers of the Company as a group. Such information is based upon information provided to the Company by such persons:

                                                                                      Number of Shares Beneficially     Percent of
 Name of Beneficial Owner                                 Address                            Owned (1) (2)                Class
-----------------------------------------------------------------------------------------------------------------------------------

Richard H. Friedman                                100 Clearbrook Road                       1,583,334 (3)                  7.7%
                                                   Elmsford, NY  10523

Barry A. Posner                                    100 Clearbrook Road                         194,932 (4)                    *
                                                   Elmsford, NY  10523

Edward J. Sitar                                    100 Clearbrook Road                          83,166 (5)                    *
                                                   Elmsford, NY  10523

Recie Bomar                                        100 Clearbrook Road                          75,000 (6)                    *
                                                   Elmsford, NY  10523

Russel J. Corvese                                  100 Clearbrook Road                          23,617 (7)                    *
                                                   Elmsford, NY  10523

Richard A. Cirillo                                 c/o King & Spalding                          13,333 (8)                    *
                                                   1185 Avenue of the Americas
                                                   New York, NY  10036

Louis DiFazio, Ph.D.                               Unit 1102/Le Parc                            15,883 (9)                    *
                                                   4951 Gulfshore Boulevard North
                                                   Naples, FL  34103

Michael Kooper                                     770 Lexington Avenue                         13,333 (10)                   *
                                                   New York, NY  10021

Louis A. Luzzi, Ph.D.                              University of Rhode Island                   21,800 (11)                   *
                                                   College of Pharmacy
                                                   Forgerty Hall
                                                   Kingston, RI  02881

Ronald K. Shelp                                    5 East 16th Street, 8th Floor                     - (12)                   *
                                                   New York, NY  10003

Scott R. Yablon                                    6 Palmer Court                            1,000,000 (13)                 4.7%
                                                   Armonk, NY  10504

Livingston Group LLC                               16 East Willow Avenue                     2,697,947 (14)                 13.2%
                                                   Towson, MD  21286

John Chay                                          2200 Pine Hill Farms Lane                 1,348,974 (15)                 6.6%
                                                   Cockeysville, MD  21030

E. David Corvese                                   839 E. Ministerial Road                   1,662,106                      8.1%
                                                   Wakefield, RI  02879

All Directors and Executive Officers as a group                                              2,622,387 (16)                 12.6%
(12 persons)

---------------------

* Less than 1%.

(1) The inclusion herein of any shares as beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned by such person.
(2) Shares deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days after March 1, 2001, upon the exercise of an option and shares with restrictions on transfer and encumbrance, with respect to which the owner has voting power, are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.
(3) Includes 83,334 shares issuable upon exercise of the vested portion of options held by Mr. Friedman. Excludes 166,666 shares subject to the unvested portion of options held by Mr. Friedman.
(4) Includes 133,332 shares issuable upon exercise of the vested portion of options and 60,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Posner possesses voting rights. See "Employment Agreements" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 66,668 shares subject to the unvested portion of options held by Mr. Posner.

(5) Includes 66,666 shares issuable upon exercise of the vested portion of options and 15,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Sitar possesses voting rights. See "Employment Agreements" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 33,334 shares subject to the unvested portion of options held by Mr. Sitar.
(6) Includes 50,000 shares issuable upon exercise of the vested portion of options and 25,000 shares of Common Stock subject to restrictions on transfer and encumbrance through December 31, 2006, with respect to which Mr. Bomar possesses voting rights. See "Employment Agreements" in Item 11 of this Annual Report for a description of terms and conditions relating to these restricted shares. Excludes 25,000 shares subject to the unvested portion of options held by Mr. Bomar.
(7) Includes 23,617 shares issuable upon exercise of the vested portion of options and excludes 7,333 shares subject to the unvested portion of options held by Mr. Corvese.
(8) Consists of 13,333 shares issuable upon exercise of the vested portion of options. Excludes 6,667 shares subject to the unvested portion of options.
(9) Consists of 13,333 shares issuable upon exercise of the vested portion of options and 2,500 shares owned directly by Dr. DiFazio. Excludes 6,667 shares subject to the unvested portion of options.
(10) Consists of 13,333 shares issuable upon exercise of the vested portion of options. Excludes 6,667 shares subject to the unvested portion of options.

(11) Includes 20,000 shares issuable upon the exercise of the vested portion of options. Dr. Luzzi and his wife share voting and investment power over 1,800 shares of Common Stock.
(12) Excludes 20,000 shares subject to the unvested portion of options held by Mr. Shelp.
(13) As of August 31, 2000, Mr. Yablon no longer served as an officer or director of the Company, and is not included in the calculation of beneficial ownership of the officers and directors of the company as a group. Includes 1,000,000 shares issuable upon exercise of the vested portion of options granted to Mr. Yablon while he was an officer that are currently vested and held by Mr. Yablon.
(14) In connection with the acquisition by the Company of all of the interests of American Disease Management LLC ("ADIMA"), the selling members of ADIMA formed Livingston Group LLC as a holding company to hold those shares of the Company that the former members of ADIMA received as part of the consideration for the sale of ADIMA to the Company. According to a Schedule 13G filed on August 14, 2000, by the members of Livingston Group LLC, the members of Livingston Group LLC share voting and dispositive power over the shares held by Livingston Group LLC.
(15) According to a Schedule 13G filed on August 14, 2000, by the members of Livingston Group LLC, Mr. Chay, as a member of Livingston Group LLC, shares voting and dispositive power with respect to all of the 2,697,947 shares, but has a pecuniary interest in 1,348,974 of those shares.
(16) Includes 450,398 shares issuable upon exercise of the vested portion of options and 125,000 shares of Common Stock subject to restrictions on transfer and encumbrance. See footnotes 2 through 12 above.

Item 13.  Certain Relationships and Related Transactions

       In April 1999, the Company loaned to Mr. Friedman, its Chairman and Chief Executive Officer, $1.7 million evidenced by a promissory note secured by a pledge of 1.5 million shares of the Company's Common Stock. The note requires repayment of principal and interest by March 31, 2004. Interest accrues monthly at the "Prime Rate" (as defined in the note) then in effect. The loan was approved by the Company's Board of Directors in order to provide funds with which such executive officer could pay the Federal and state tax liability associated with the exercise of stock options representing 1.5 million shares of the Company's Common Stock in January 1998. On December 31, 2000, the outstanding amount of the loan was $1,963,151, including accrued interest.

       At December 31, 2000, Alchemie Properties, LLC, a Rhode Island limited liability company of which Mr. E. David Corvese, the brother of Russel J. Corvese, is the manager and principal owner ("Alchemie"), was indebted to the Company in the amount of $269,419 represented a loan received from the Company in 1994 in the original principal amount of $299,000. The loan bears interest at a 10% per annum, with interest payable monthly and principal payable in full on or before December 1, 2004, and secured by a lien on Alchemie's rental income from the Company at one of its facilities.

       During 2000, the Company paid $50,875 in rent to Alchemie pursuant to a ten-year lease entered into in December 1994 for approximately 7,200 square feet of office space in Peace Dale, Rhode Island.

       At December 31, 2000, MIM Holdings was indebted to the Company in the amount of $501,567 representing loans received from the Company during 1995 in the aggregate principal amount of $1,078,000. The Company holds a $456,000 promissory note from MIM Holdings due March 31, 2001 that bears interest at 10% per annum. Interest generally is payable quarterly, although in December 1996 the note was amended to extend the due date to September 30, 1997, for all interest accruing from January 1, 1996, to said date. This note is guaranteed by Mr. E. David Corvese. The remaining $622,000 of indebtedness will not be repaid and was recorded as a stockholder distribution during the first half of 1996.

       As discussed above, under Section 145 of the Delaware General Corporation Law and the Company's By-Laws, under certain circumstances the Company may be obligated to indemnify Mr. E. David Corvese as well as Michael J. Ryan, a former officer of one of the Company's subsidiaries, in connection with their respective involvement in a Federal and State of Tennessee investigation against them. In January 2001, the proceedings against Messrs. Corvese and Ryan ended in a settlement of claims against them. The settlement with the Federal and Tennessee State governments is subject to, among other things, execution of a definitive settlement agreement and the approval of the U.S. District Court for the Western District of Tennessee. A hearing to approve this settlement and sentencing has been scheduled for April 6, 2001. Regardless of the settlement, until the Board determines as to whether or not either or both Messrs. Corvese and Ryan are so entitled to indemnification, the Company is obligated under
Section 145 and its By-Laws to advance the costs of defense to such persons; however, if the Board determines that either or both of these former officers are not entitled to indemnification, the Company would seek reimbursement from such individuals of all amounts so advanced to them. During 2000, the Company advanced $3.1 million for Messrs. Corvese and Ryan's legal costs in connection with the matter. The Company is not presently in a position to assess the likelihood that either or both of these former officers would be entitled to such indemnification and advancement of defense costs. No assurance can be given, however, that the Company will recover the costs of defense advanced to these former officers whether or not it believes it is entitled to such reimbursement.

       On February 16, 2001, the Company repurchased 1,298,183 shares of its Common Stock at a price of $2.00 per share in private transactions not reported on NASDAQ, including all 1,135,699 shares of Common Stock beneficially owned by Michael E. Erlenbach, an owner of greater than 5% of the Company's Common Stock prior to such transaction. The closing sales price per share for the Common Stock on February 16, 2001 was $2.00 per share.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(A.)          Documents Filed as a Part of this Report

                                                                                                                           Page

1.            Financial Statements:

              Report of Independent Public Accountants .....................................................................22

              Consolidated Balance Sheets as of December 31, 2000 and 1999..................................................23

              Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998....................24

              Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
                 December 31, 2000, 1999 and 1998 ..........................................................................25

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998....................26

              Notes to Consolidated Financial Statements ...................................................................28


2.            Financial Statement Schedules:

II.               Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and
                                1998........................................................................................42


All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.






3.   Exhibits:

Exhibit
Number          Description                                                            Location
-----------------------------------------------------------------------------------------------------------------------------------

 2.1           Agreement and Plan of Merger by and Among MIM
               Corporation, CMP Acquisition Corp., Continental
               Managed Pharmacy Services, Inc. and Principal
               Shareholders dated as of January 27, 1998...............................(6)(Exh. 2.1)

 2.2           Purchase Agreement, dated as of August 3, 2000,
               among American Disease Management Associates, LLC
               its Members and Certain Related Parties, MIM Health
               Plans, Inc., and MIM Corporation.......................................(15)(Exh. 2.1)

3.1            Amended and Restated Certificate of Incorporation
               of MIM Corporation......................................................(1)(Exh. 3.1)

3.2            Amended and Restated By-Laws of MIM Corporation.........................(7)(Exh. 3(ii))

4.1            Specimen Common Stock Certificate.......................................(6)(Exh. 4.1)

4.2            Registration Rights Agreement, dated as of August 3,
               2000, by and between MIM Corporation and Livingston
               Group LLC..............................................................(15)(Exh. 4.1)

10.1           Drug Benefit Program Services Agreement between Pro-Mark
               Holdings, Inc. and RxCare of Tennessee, Inc., dated as of
               March 1, 1994, as amended January 1, 1995...............................(1)(Exh. 10.1)

10.2           Amendment No. 3 to Drug Benefit Program Services
               Agreement dated October 1, 1998........................................(10)(Exh.10.2)

10.3           Software Licensing and Support Agreement between
               ComCoTec, Inc. and Pro-Mark Holdings, Inc. dated
               November 21, 1994 ......................................................(1)(Exh. 10.6)

10.4           Promissory Notes of E.  David Corvese and Nancy
               Corvese in favor of Pro-Mark Holdings, Inc. dated
               June 15, 1994 ..........................................................(1)(Exh. 10.9)

10.5           Amendment to Promissory   Note among E.  David
               Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
               dated as of June 15, 1997 ..............................................(4)(Exh. 10.1)

10.6           Amendment to Promissory   Note among E.  David
               Corvese, Nancy Corvese and Pro-Mark Holdings, Inc.
               dated as of June 15, 1997 ..............................................(4)(Exh. 10.2)

10.7           Promissory Note of Alchemie Properties, LLC in favor
               of Pro-Mark Holdings, Inc. dated August 14, 1994........................(1)(Exh. 10.10)

10.8           Promissory Note of MIM Holdings, LLC in favor of
               MIM Strategic, LLC dated December 31, 1996..............................(2)(Exh. 10.12)

10.9           Promissory Note of MIM Holdings, LLC in favor of
               MIM Strategic, LLC dated March 31, 1996.................................(1)(Exh. 10.11)





10.10           Promissory Note of MIM Holdings,  LLC in favor of MIM Strategic,  LLC dated December 31, 1996, replacing Promissory Note of MIM Holdings,  LLC in favor of MIM Strategic, LLC dated March 31, 1996.........................(2)(Exh. 10.14)

10.11           Indemnity letter from MIM Holdings, LLC dated
                August 5, 1996 .............................................................(1)(Exh. 10.36)

10.12           Assignment   from   MIM   Holdings, LLC to MIM
                Corporation dated as of December 31, 1996...................................(2)(Exh. 10.43)

10.13           Guaranty of E.  David Corvese in favor of MIM
                Corporation dated as of December 31, 1996...................................(2)(Exh. 10.42)

10.14           Employment Agreement between MIM Corporation and
                Richard H. Friedman dated as of December 1, 1998*...........................(10) (Exh.10.14)

10.15           Amendment No. 1 to Employment Agreement dated as
                of May 15, 1998 between MIM Corporation and Barry
                A. Posner* ..................................................................(8)(Exh. 10.50)

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

10.24           Registration Rights Agreement-III   between MIM
                Corporation and John H. Klein and E. David Corvese
                dated July 29, 1996* ........................................................(1)(Exh. 10.32)

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

10.28          Amendment   No.   2 dated   June 16, 1998 to
               Registration Rights   Agreement-IV between MIM
               Corporation and John H. Klein, Richard H.
               Friedman, Leslie B. Daniels, E. David Corvese and
               MIM Holdings, LLC dated July 31, 1996*......................................(10)(Exh.10.31)

10.29          MIM Corporation 1996 Stock Incentive Plan, as
               Amended December 9, 1996* ...................................................(2)(Exh. 10.32)

10.30          MIM Corporation 1996 Amended and Restated Stock
               Incentive Plan, as amended December 2, 1998*................................(10) (Exh.10.33)

10.31          MIM Corporation 1996 Non-Employee Directors Stock
               Incentive Plan* .............................................................(1)(Exh. 10.29)

10.32          Lease between Alchemie Properties, LLC and
               Pro-Mark Holdings, Inc., dated as of December 1, 1994 .......................(1)(Exh. 10.27)

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

10.40          Amendment No. 1 to Lease Agreement between
               Continental Managed Pharmacy Services, Inc.and
               Melvin I. Lazerick dated January 29, 1999...................................(10) (Exh.10.43)





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

10.59             Form of Performance Shares Agreement*.......................................(12) (Exh.10.61)

10.60             Form of Performance Units Agreement*........................................(12) (Exh.10.62)

10.61             Form of Non-Qualified Stock Option Agreement*...............................(12) (Exh.10.63)

10.62             Credit Agreement, dated as of February 4, 2000,
                  among MIM Health Plans, Inc., MIM Corporation,
                  the other Credit Parties signatories thereto,
                  the other  credit  parties  signatories  thereto
                  and  General Electric  Capital  Corporation,
                  for  itself  and as agent for other lenders from
                  time to time a party to the Credit Agreement................................(13) (Exh. 10)

10.63             Amendment to Credit Agreement, dated May 24, 2000
                  among MIM Health Plans, Inc., MIM Corporation, the
                  Credit Parties signatories thereto, and General Electric
                  Capital Corporation, for itself and as agent for other
                  lenders from time to time a party to the Credit Agreement..................(14) (Exh. 10.1)

10.64             Corporate Integrity Agreement between the Office of
                  the Inspector General of the Department of Health and
                  Human Services and MIM Corporation, dated as of
                  June 15, 2000..............................................................(14) (Exh. 10.2)

10.65             Employment Agreement, dated August 3, 2000, by and
                  between American Disease Management Associates, LLC,
                  an indirect wholly owned subsidiary of MIM Corporation
                  and Bruce Blake*...........................................................(15) (Exh. 10.1)

10.66             Loan and Security Agreement, dated November 1, 2000,
                  between MIM Funding LLC and HFG Healthco-4 LLC.............................(16) (Exh. 10.1)

10.67             Receivables Purchase and Transfer Agreement, dated as of
                  November 1, 2000, among MIM Health Plans, Inc.,
                  Continental Pharmacy, Inc., American Disease Management
                  Associates LLC and MIM Funding LLC.........................................(16) (Exh. 10.2)

10.68             Lease Agreement, dated as of February 24, 2000, by and
                  between American Duke-Weeks Realty Limited Partnership
                  and Continental Managed Pharmacy Services, Inc.............................(17)

10.69             First Lease Amendment, dated as of February 24, 2000,
                  by and between Duke-Weeks Realty Limited Partnership
                  and Continental Managed Pharmacy Services, Inc.............................(17)





10.70             Lease Agreement, dated as of July 22, 1996, by and between
                  American Disease Management Associates, LLC ("ADIMA")
                  and Regent Park Associates.................................................(17)

10.71             First Amendment of Agreement of Lease, dated as of June 15,
                  1999, by and between ADIMA and Five Regent Park Associates.................(17)

10.72             Second Amendment of Agreement of Lease, dated as of February
                  11, 2000, by and between ADIMA and Five Regent Park
                  Associates.................................................................(17)

10.73             Employment Letter, dated as of February 8, 1999, between
                  the Company and Recie Bomar*...............................................(17)


21                Subsidiaries of the Company................................................(17)


27                Financial Data Schedule....................................................(17)


-----------------------------------------------------------------------------------------------------------------------------------

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

(14) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(15) Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 10, 2000.

(16) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(17) Filed herewith.

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K and Regulation SK-601 ss. 10 (iii).

(b)  Reports on Form 8-K

     One Amendment to Current Report on Form 8-K/A was filed with the Commission on October 18, 2000. This Form 8-K/A was filed in connection with the Company's acquisition of ADIMA.

     In addition, one Current Report on Form 8-K was filed with the Commission on November 6, regarding the Company's press release announcing the new credit facility an affiliate of Healthcare Finance Group, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.





                                                      MIM CORPORATION


                                                      /s/ Edward J. Sitar
                                                      --------------------------
                                                      Edward J. Sitar
                                                      Chief Financial Officer


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


Signature                          .        Title(s)                                             Date
-------------------------------------------------------------------------------------------------------------------



                                               Chairman and Chief Executive Officer        March 30, 2001
/s/ Richard H. Friedman                        (principal executive officer)
-----------------------------------------
Richard H. Friedman


                                               Chief Financial Officer and Treasurer       March 30, 2001
/s/ Edward J. Sitar                            (principal financial officer)
-----------------------------------------
Edward J. Sitar


/s/Louis DiFazio                               Director                                    March 30, 2001
-----------------------------------------
Louis DiFazio, Ph.D


/s/ Louis A. Luzzi                             Director                                    March 30, 2001
-----------------------------------------
Louis A. Luzzi, Ph.D.


/s/ Richard A. Cirillo                         Director                                    March 30, 2001
-----------------------------------------
Richard A. Cirillo


/s/ Michael Kooper                             Director                                    March 30, 2001
-----------------------------------------
Michael Kooper


/s/ Ronald Shelp                               Director                                    March 30, 2001
-----------------------------------------
Ronald Shelp


                                       64



                                  EXHIBIT INDEX

 (Exhibits being filed with this Annual Report on Form 10-K)

 10.68 Lease Agreement, dated as of February 24, 2000, by and between American Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.

 10.69 First Lease Amendment, dated as of February 24, 2000, by and between Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.

 10.70 Lease Agreement, dated as of July 22, 1996, by and between American Disease Management Associates, LLC ("ADIMA") and Regent Park Associates

 10.71 First Amendment of Agreement of Lease, dated as of June 15, 1999, by and between ADIMA and Five Regent Park Associates

 10.72 Second Amendment of Agreement of Lease, dated as of February 11, 2000, by and between ADIMA and Five Regent Park Associates

 10.73 Employment Letter, dated as of February 8, 1999, between the Company and Recie Bomar*

21             Subsidiaries of the Company

27             Financial Data Schedule