Form 10-Q
period 2001-03-31
MIM CORP
filed 2001-05-14
CIK 1014739

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001
                                ---------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              ---------------             -----------------

Commission file number    0-28740
                       --------------

                                 MIM CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                05-0489664
--------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation  or organization)


                     100 Clearbrook Road, Elmsford, NY 10523
                    (Address of principal executive offices)

                                 (914) 460-1600
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes [X]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On April 24, 2001 there were outstanding 20,419,120 shares of the Company's common stock, $.0001 par value per share ("Common Stock").


                                                         INDEX

PART I        FINANCIAL INFORMATION                                                    Page Number
---------------------------------------------------------------------------------------------------------
     Item 1   Financial Statements

              Consolidated Balance Sheets at March 31, 2001 (unaudited)                     1
                              and December 31, 2000

              Unaudited Consolidated Statements of Income for the three                     2
                              months ended March 31, 2001 and 2000

              Unaudited Consolidated Statements of Cash Flows for the                       3
                              three months ended March 31, 2001 and 2000

              Notes to the Consolidated Financial Statements                                5

     Item 2   Management's Discussion and Analysis of Financial Condition                   8
              and Results of Operations

     Item 3   Quantitative and Qualitative Disclosures about Market Risk                   12

PART II       OTHER INFORMATION

     Item 1   Legal Proceedings                                                            13

     Item 2   Changes in Securities and Use of Proceeds                                    13

     Item 4   Submission of Matters to a Vote of Security Holders                          14

     Item 5   Other Information                                                            14

     Item 6   Exhibits and Reports on Form 8-K                                             14

     SIGNATURES                                                                            15

     Exhibit Index                                                                         16




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               March 31,          December 31,
                                                                                                 2001               2000
                                                                                              ------------       -----------
ASSETS                                                                                          (Unaudited)
Current assets

     Cash and cash equivalents                                                              $       1,114      $      1,290
     Receivables, less allowance for doubtful accounts of $5,741 and $8,333
          at March 31, 2001 and December 31, 2000, respectively                                    62,963            56,809
     Inventory                                                                                      3,908             2,612
     Prepaid expenses and other current assets                                                      1,397             1,680
                                                                                            --------------     -------------
             Total current assets                                                                  69,382            62,391

Property and equipment, net                                                                        11,060            10,813
Due from affiliate and officer                                                                      2,049             2,012
Other assets, net                                                                                   2,724             2,163
Intangible assets, net                                                                             38,779            39,023
                                                                                            --------------     -------------
             Total assets                                                                   $     123,994      $    116,402
                                                                                            ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current portion of capital lease obligations                                           $         573      $        592
     Current portion of long-term debt                                                                109               165
     Accounts payable                                                                               3,894             2,964
     Claims payable                                                                                44,126            35,338
     Payables to plan sponsors and others                                                          25,617            29,040
     Accrued expenses                                                                               5,562             5,476
                                                                                            --------------     -------------
             Total current liabilities                                                             79,881            73,575

Capital lease obligations, net of current portion                                                   1,481             1,621
Other non current liabilities                                                                         357               589

Minority interest                                                                                   1,112             1,112

Stockholders' equity

     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          250,000 Series A junior participating shares issued and outstanding                           -                 -
     Common stock, $.0001 par value; 40,000,000 shares authorized,
          20,249,129 and 21,547,312 shares issued and outstanding
          at March 31, 2001 and December 31, 2000, respectively                                         2                 2
     Treasury stock at cost                                                                        (2,934)             (338)
     Additional paid-in-capital                                                                    97,010            97,010
     Accumulated deficit                                                                          (52,915)          (56,398)
     Stockholder notes receivable                                                                       -              (771)
                                                                                            --------------     -------------
             Total stockholders' equity                                                            41,163            39,505
                                                                                            --------------     -------------

             Total liabilities and stockholders' equity                                     $     123,994      $    116,402
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

                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                                Three months ended
                                                                    March 31,
                                                       ----------------------------------
                                                             2001               2000
                                                       ----------------------------------
                                                                     (Unaudited)

Revenue                                                 $     106,036      $      80,517

Cost of revenue                                                94,400             73,706
                                                       ---------------    ---------------

     Gross profit                                              11,636              6,811

Selling, general and administrative expenses                    8,403              6,239
TennCare reserve adjustment                                      (980)                 -
Amortization of goodwill and other intangible assets              519                258
                                                       ---------------    ---------------

     Income from operations                                     3,694                314

Interest income, net                                               42                411
                                                       ---------------    ---------------

     Income before taxes                                        3,736                725

Income taxes                                                      253                  -
                                                       ---------------    ---------------

Net income                                              $       3,483      $         725
                                                       ===============    ===============


Basic income per common share                           $        0.17      $        0.04
                                                       ===============    ===============

Diluted income per common share                         $        0.17      $        0.04
                                                       ===============    ===============

Weighted average common shares used
     in computing basic income per share                       20,884             18,753
                                                       ===============    ===============

Weighted average common shares used
     in computing diluted income per share                     20,980             19,425
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

                                             MIM CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                                Three Months Ended
                                                                                          -------------------------------
                                                                                           March 31,           March 31,
                                                                                             2001                2000
                                                                                          -------------------------------
                                                                                                    (Unaudited)
Cash flows from operating activities:
    Net income                                                                          $        3,483    $            725
       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, amortization and other                                                 1,416                 992
            Provision for losses on receivables                                                    305                 130
    Changes in assets and liabilities:
       Receivables                                                                              (6,459)              5,564
       Inventory                                                                                (1,296)               (370)
       Prepaid expenses and other current assets                                                   283                 (30)
       Accounts payable                                                                            930                   7
       Claims payable                                                                            8,788                  35
       Payables to plan sponsors and others                                                     (3,423)               (957)
       Accrued expenses                                                                             86               3,641
       Other non current liabilities                                                              (232)               (308)
                                                                                        --------------    ----------------
            Net cash provided by operating activities                                            3,881               9,429
                                                                                        --------------    ----------------
Cash flows from investing activities:
       Purchase of property and equipment                                                       (1,144)             (1,167)
       Loans to affiliate and officer, net                                                         (37)               (144)
       Stockholder loans, net                                                                        -                 (11)
       Cost of acquisition                                                                        (275)                  -
       Purchase of investment securities                                                             -              (2,000)
       Maturities of investment securities                                                           -               1,047
       Decrease (increase) in other assets                                                         210                (567)
                                                                                        --------------    ----------------
            Net cash used in investing activities                                       $       (1,246)    $        (2,842)
                                                                                        --------------    ----------------
Cash flows from financing activities:
       Principal payments on capital lease obligations                                            (159)               (159)
       Repayment of long term debt                                                                 (56)             (1,297)
       Exercise of stock options                                                                     -                 240
       Purchase of treasury stock                                                               (2,596)                  -
                                                                                        --------------    ----------------
            Net cash used in financing activities                                               (2,811)             (1,216)
                                                                                        --------------    ----------------
Net (decrease) increase in cash and cash equivalents                                              (176)              5,371

Cash and cash equivalents--beginning of period                                          $        1,290     $        15,306
                                                                                        --------------    ----------------
Cash and cash equivalents--end of period                                                $        1,114     $        20,677
                                                                                        ==============     ===============



     The accompanying notes are an integral part of these consolidated financial statements.

                                        MIM CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (continued)
                                                 (In thousands)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid during the period for interest                                   $           60    $            41
                                                                                ===============   ================


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Reclassification of stockholder notes to other assets                      $          771    $             -
                                                                                ===============   ================


                        MIM CORPORATION AND SUBSIDIARIES

        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries (collectively, the "Company" or "MIM") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended March 31, 2001, are not necessarily indicative of the results of operations or cash flows, which may be reported for the remainder of 2001.

     These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission (the "Form 10-K").

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:



                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2001         2000
                                                             -----        -----
Numerator:
     Net income ......................................      $ 3,483      $   725


Denominator - Basic:
     Weighted average number of common
     shares outstanding ..............................       20,884       18,753
                                                            =======      =======

     Basic income per share ..........................      $  0.17      $  0.04
                                                            =======      =======

Denominator - Diluted:
     Weighted average number of common
        shares outstanding ...........................       20,884       18,753
     Common share equivalents of outstanding
        stock options ................................           96          672
                                                            -------      -------

     Total shares outstanding ........................       20,980       19,425
                                                            =======      =======

     Diluted income per share ........................      $  0.17      $  0.04
                                                            =======      =======

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the required adoption of SFAS 133 to fiscal 2001. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," - an amendment of SFAS 133," which was effective concurrently with SFAS 133. In January 2001, the Company adopted these standards. The Company currently does not engage in derivative activity and the adoption of these standards did not have a material effect on its results of operations, financial position or cash flows.

         In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22, states, among other things, that rebates billed to pharmaceutical manufacturers should be recognized as a reduction of revenue. Prior to adoption of EITF 00-22, the Company recorded only the difference between the rebates billed and the rebates shared with customers as a reduction of cost of revenue. The adoption of EITF 00-22 required the Company to classify $7,750 and reclassify $8,587 rebates shared for the three month periods ended March 31, 2001 and March 31, 2000 respectively as a reduction of revenue.

NOTE 4 - STOCKHOLDER NOTES RECEIVABLE

        As of March 31, 2001, the Company has reclassified stockholder notes receivable of approximately $771 from a reduction of stockholders equity to other assets. Although the loans did not originate from the issuance of, or were otherwise collateralized by, the Company's equity securities, the Company initially classified the promissory notes in equity due to the nature of the borrowers' relationship to the Company at the time of the notes' origination. At that time, the borrowers were affiliated (through common ownership) with an individual (the "Founder") who was the President and majority stockholder of the Company. As such, the borrowers and the Company were entities under common control at the time and the promissory notes were therefore treated as equity. This shareholder is no longer President or a majority shareholder of the company and accordingly, the borrowers and the Company are no longer considered to be entities under common control.

NOTE 5 - TREASURY STOCK

     In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     Prior to the settlement of the litigation discussed below, the Company had disputed several improper reductions of payments by Tennessee Health Partnership ("THP"), a former TennCare(R) managed care organization ("MCO"), to which the Company previously provided pharmaceutical benefit management ("PBM") services. In addition, a dispute arose over whether or not certain items should have been included under the Company's capitated arrangement with THP. In 1999, the Company recorded a special charge of $2,900 for estimated future losses related to these disputes.

     During the first quarter of 2001, the Company reached an agreement in principle with THP. The Company paid THP $1,300 in satisfaction of all claims between the parties and the parties released each other from any and all liability with respect to past or future claims. The terms of the settlement were favorable to the Company and $1,000 of excess reserves were credited to income during the first quarter.

     In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving, among others, two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775 in 2000 and payment of $900 in 2001 and in 2002. $1,200 and $1,420 was outstanding at March 31, 2001 and December 31, 2000, respectively, and is included in accrued expenses and other non-current liabilities.

NOTE 7 - RECENT ACQUISITION

     On August 4, 2000, the Company acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"). The aggregate purchase price approximated $24,000, and included $19,000 in cash and 2,700 shares of MIM common stock valued at $5,000.

     The following unaudited consolidated pro forma financial information for the three months ended March 31, 2001, and March 31, 2000, has been prepared assuming ADIMA was acquired as of January 1, 2000, with pro forma adjustments for amortization of goodwill and interest income. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2000. In addition, this pro forma financial information is not intended to be a projection of future operating results.

                                          Three Months ended March 31,
                                    (In thousands, except per share amounts)
                                                   (unaudited)

                                   --------------------------------------------
                                          2001                    2000
                                   --------------------   ---------------------

Revenues                                     $ 106,036                $ 84,579
Net income                                       3,483                   1,437
Basic earnings per share                          0.17                    0.07
Diluted earnings per share                        0.17                    0.06
EBITDA                                           5,223                   2,504


                                     * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis should be read in conjunction with the consolidated financial statements of MIM Corporation and its subsidiaries (collectively, "MIM" or the "Company"), the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001, filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance and the results, benefits and risks associated with integration of acquired companies, the likely outcome and the effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and health insurance industries in general and more specifically, pharmacy benefit management organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Overview

     MIM is a pharmacy benefit management ("PBM"), specialty pharmaceutical and fulfillment organization that partners with healthcare providers and sponsors to control prescription drug costs. MIM's innovative pharmacy benefit products and services use clinically sound guidelines to ensure cost control and quality care. MIM's specialty pharmaceutical division specializes in serving the chronically ill affected by life threatening diseases and genetic impairments or after hospital discharge. MIM's fulfillment center provides prescription mail
service  specializing in  serving   individuals   that  require   long-term
maintenance medications. MIM's online pharmacy, www.MIMRx.com, develops private label websites to offer affinity groups and health care providers innovative, customized health information services and products on the Internet for their members.

Business

     The Company derives its revenues primarily from agreements to provide PBM services, which includes prescription mail service to the members of various health plan sponsors in the United States. The Company also provides specialty pharmacy services to chronically ill or genetically impaired patients that require injection and infusion therapies.

     A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee (the "State") to MCO's participating in the State's TennCare(R) program. At March 31, 2001, the Company provided PBM services to 130 health plan sponsors with an aggregate of approximately 5.9 million plan members, of which TennCare(R) represented five MCO's with approximately 1.1 million plan members. Revenues derived from the Company's contracts with those TennCare(R) MCO's accounted for 35.3% of the Company's revenues at March 31, 2001, compared to 54.8% of the Company's revenues for the three months ended March 31, 2000.

Results of Operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Revenues for the quarter were up 31.7% to $106.0 million compared with $80.5 million for the first quarter a year ago. Commercial PBM and mail order revenues accounted for $17.3 million of the $25.5 million increase, as a result of an increase in contracted lives. For the three months ended March 31, 2001, 25.2% of the Company's revenues were generated from capitated contracts, compared to 38.2% for the same period in 2000. Specialty pharmaceutical revenue, which includes revenues derived from ADIMA, contributed $8.2 million of the additional revenue during the period as well.

    Cost of revenue for the three months ended March 31 was $94.4 million, compared with $73.7 for the same period in 2000, an increase of $20.7 million. Cost of revenue increased due to the inclusion of ADIMA's operations and increases in commercial PBM and mail order costs resulting from increased lives under management. These increases were partially offset by a decrease in cost of revenue as a result of additional rebates from prior years that where contracted for in the first quarter of 2001.

     Selling, general and administrative expenses were $8.4 million for the three-month period ended March 31, 2001, as compared to $6.2 million for the three months ended March 31, 2000. This increase of $2.2 million was primarily the result of the consolidation of ADIMA, increased operating expenses due to the relocation of the mail order facility in 2000, and increased sales and marketing expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 7.9% for the three months ended March 31, 2001, from 7.7% for the same period for 2000.

    For the three months ended March 31, 2001, the Company recorded amortization of goodwill and other intangibles of $0.5 million compared to $0.3 million for the same period in 2000. This increase reflects the inclusion of goodwill associated with ADIMA.

    For the three months ended March 31, 2001, the Company recorded net interest income of $0.1 million compared to $0.4 million for the three months ended March 31, 2000, a decrease of $0.3 million, primarily due to a decrease in the Company's cash, which was used to acquire ADIMA, thereby resulting in lower investments in the first quarter.

    For the three months ended March 31, 2001, the Company recorded net income of $3.5 million or $0.17 per diluted share, including the credit to net income of $1 million as a result of the THP settlement. This compares with net income of $0.7 million, or $0.04 per diluted share for the three months ended March 31, 2000.

    Earnings before interest, taxes, depreciation and amortization was $5.2 million for the three-month period ended March 31, 2001, and $1.3 million for the three-month period ended March 31, 2000.

Liquidity and Capital Resources

     The Company utilizes both funds generated from operations and funds available to it under its credit facility for capital expenditures and other working capital needs. For the three months ended March 31, 2001, net cash generated by the Company from operations totaled $3.9 million. The decrease was the result of several factors including increased receivables, increased inventory, and increased claims payable, which was partially offset by a decrease in payables to plan sponsors and others. Receivables and claims payables have increased as a result of higher revenues from increased business. Inventory rose due to the implementation during the first quarter of 2001 of the automation system which required a one time increase in inventory to stock the machinery for its initial startup. Payables to plan sponsors and others reflect the fulfillment of obligations to the MCO's for prior quarter rebate share payables.

     Net cash used in investing activities was $1.2 million, which was used primarily for the purchase of property and equipment. This included the final payment for the automation system at the mail service facility.

     For the three months ended March 31, 2001, net cash used in financing activities was $2.8 million. The repurchase of the Company's shares in a private transaction was the majority of cash used in financing activities.

    At March 31, 2001, the Company had a working capital deficit of $10.5 million compared to a working capital deficit of $11.2 million at December 31, 2000.

     On November 1, 2000, the Company entered into a $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. In connection with the issuance of the Facility, the Company incurred financing costs of $1.6 million which are included in other assets and are being amortized over the term of the Facility. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreement governing the Facility.

     From time to time, the Company may be a party to legal proceedings or involved in related investigations, inquiries or discussions, in each case, arising in the ordinary course of the Company's business. Management does not presently believe that any current matters would have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     At December 31, 2000, the Company had, for tax purposes, unused net operating loss carryforwards of approximately $44.2 million, which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. The Company has undergone a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards that may be utilized in any given year will be subject to a limitation as a result of this change. The annual limitation is approximately $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year.

     As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand or available credit under the Facility to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM, fulfillment or specialty pharmacy businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

Other Matters

     The TennCare(R) program operates under a demonstration waiver from HCFA. That waiver is the basis of the Company's ongoing service to those MCO's in the TennCare(R) program. The waiver is due to expire on December 31, 2001. However, the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCO's in one form or another, although there can be no assurances that such pharmacy benefits will continue or that the Company would be chosen to continue to provide pharmacy benefits to enrollees of a successor program. If the waiver is not renewed and the Company is not providing pharmacy benefits to those lives under a successor program or arrangement, then the failure to provide such services would have a material and adverse affect on the financial position and results of operations of the Company. The ongoing funding for the TennCare(R) program has been the subject of significant discussion at various governmental levels since its inception. Should the funding sources for the TennCare(R) program change significantly, the Company's ability to serve those customers could be impacted and would also materially and adversely affect the financial position and results of operations of the Company.

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

     As a result of providing capitated PBM services to certain TennCare(R) MCO's, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCO's members during the colder months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts. Capitated business represented approximately 25.2% of the Company's revenues while fee for service business (including mail order services and specialty) represented approximately 69.9% of the Company's revenues for the three months ended March 31, 2001 as compared to 34.5% and 65.5% for the three months ended March 31, 2000, respectively. Fee-for-service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 20% of its revenues in fiscal 2001 will be derived from capitated arrangements.

    Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on capitated arrangements. Because plan sponsors are billed for the cost of all prescriptions dispensed in fee-for-service arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely affect the Company's gross profit, the Company may be required to increase capitated contract rates on new contracts and upon renewal of existing capitated contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases. The potential greater proportion of fee-for-service contracts with the Company's customers in 2001 compared to prior years mitigates the potential adverse effects of price increases, although no assurance can be given that the recent trend towards fee-for-service arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

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

     In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company intends to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions. In February 2001, the Company repurchased 1,298,183 shares of Common Stock for approximately $2.6 million at a price of $2.00 per share in private transactions.

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


                                  2001        2002       2003        2004       2005     Thereafter
                               ----------------------------------------------------------------------
Long-term debt:

     Variable rate instruments       $ 109        $ -         $ -        $ -         $ -         $ -
     Weighted average rate           7.43%      0.00%       0.00%      0.00%       0.00%       0.00%



     In the table above, the weighted average interest rate for fixed and variable rate financial instruments was computed utilizing the effective interest rate for that instrument at March 31, 2001, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

    At March 31, 2001, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

                                     * * * *

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

    Since April 1999, the Company has been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. The Company had been disputing several improper reductions of payments by THP that the Company believes were properly due and owing to it. In addition, a dispute exists over whether or not certain items should have been included under the Company's capitated arrangements with THP. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to this dispute and another TennCare(R) provider.

    Early in 2001, the Company reached an agreement in principle with THP. The Company paid THP $1.3 million in satisfaction of all claims between the parties. The terms of the settlement were favorable to the Company and $1 million of excess reserves were credited to income during the first quarter.

Item 2.  Changes in Securities and Use of Proceeds

    From August 14, 1996 through March 31, 2001, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the United States Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, have been applied in the following approximate amounts (in thousands):

Construction of plant, building and facilities............$ -
Purchase and installation of machinery and equipment......$ 15,092
Purchases of real estate..................................$ -
Acquisition of other businesses...........................$ 21,825
Repayment of indebtedness.................................$ -
Working capital...........................................$ 8,757
Temporary investments:
      Marketable securities...............................$ -
      Overnight cash deposits.............................$ 1,114



    The Company expended a relatively insignificant portion of the Offering proceeds on expansion of the Company's "preferred generics" business, which was described more fully in the Offering prospectus, and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. At the time of the Offering however, as disclosed in the prospectus, the Company intended to apply approximately $18.6 million of Offering proceeds to fund such expansion. The Company determined not to apply any material portion of the Offering proceeds to fund the expansion of this business. The Company has used all of the net proceeds from the Offering.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal year 2001.

Item 5.  Other Information
 None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    Exhibit Number           Description

----------------------------------------------------------------------------------------------------------------------------

         10.74               Asset Purchase Agreement, dated April 4, 2001 among Continental Managed Pharmacy
                             Services Inc., Community Prescription Service, Inc., and its Stockholders.



(b)      Reports on Form 8-K
    None.


                                     * * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

                                                    MIM CORPORATION

Date:  May 14, 2001                              /s/  Juliet A. Palmer
                                                 ---------------------
                                                 Juliet A. Palmer
                                                 Vice President - Controller
                                                (Principal Financial Officer)

                                  Exhibit Index

         (Exhibits being filed with this Quarterly Report on Form 10-Q)

    Exhibit Number           Description

--------------------------------------------------------------------------------------------------------------------------

         10.74               Asset Purchase Agreement, dated April 4, 2001 among Continental Managed Pharmacy
                             Services Inc., Community Prescription Service, Inc.,  and its Stockholders.

