Form 10-Q
period 2001-06-30
MIM CORP
filed 2001-08-14
CIK 1014739

FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                                --------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              --------------         ------------------

Commission file number        0-28740
                       --------------

                                 MIM CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                           05-0489664
----------------------------------------          -------------------------
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

Yes _X_    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On August 2, 2001 there were outstanding 21,323,941 shares of the Company's common stock, $.0001 par value per share ("Common Stock").

                                                         INDEX

PART I        FINANCIAL INFORMATION                                                       Page Number
------------------------------------------------------------------------------------------------------------

     Item 1   Financial Statements

              Consolidated Balance Sheets at June 30, 2001 (unaudited)
                              and December 31, 2000                                            1

              Unaudited Consolidated Statements of Income for the three and six
                              months ended June 30, 2001 and 2000                              2

              Unaudited Consolidated Statements of Cash Flows for the

                              six months ended June 30, 2001 and 2000                          3

              Notes to the Unaudited Consolidated Interim Financial Statements                 5

     Item 2   Management's Discussion and Analysis of Financial Condition                      8
              and Results of Operations

     Item 3   Quantitative and Qualitative Disclosures about Market Risk                      13

PART II       OTHER INFORMATION                                                               14

     Item 1   Legal Proceedings                                                               14

     Item 2   Changes in Securities and Use of Proceeds                                       14

     Item 4   Submission of Matters to a Vote of Security Holders                             14

     Item 5   Other Information                                                               15

     Item 6   Exhibits and Reports on Form 8-K                                                16

     SIGNATURES                                                                               17

     Exhibit Index                                                                            18




                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                 June 30,        December 31,
                                                                                                   2001              2000
                                                                                                (Unaudited)
                                                                                              -----------------  -----------
ASSETS

Current assets

     Cash and cash equivalents                                                              $         696      $      1,290
     Receivables, less allowance for doubtful accounts of $6,182 and $8,333
          at June 30, 2001 and December 31, 2000, respectively                                     65,361            60,808
     Inventory                                                                                      2,395             2,612
     Prepaid expenses and other current assets                                                      1,509             1,680
                                                                                            --------------     -------------
             Total current assets                                                                  69,961            66,390

Property and equipment, net                                                                        10,425            10,813
Due from officer                                                                                    2,080             2,012
Other assets, net                                                                                   2,588             2,163
Intangible assets, net                                                                             39,890            39,023
                                                                                            --------------     -------------
             Total assets                                                                   $     124,944      $    120,401
                                                                                            ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Current portion of capital lease obligations                                           $         563      $        592
     Current portion of long-term debt                                                                 35               165
     Accounts payable                                                                               3,118             2,964
     Claims payable                                                                                42,278            39,337
     Payables to plan sponsors and others                                                          25,256            29,040
     Accrued expenses                                                                               4,862             5,476
                                                                                            --------------     -------------
             Total current liabilities                                                             76,112            77,574

Capital lease obligations, net of current portion                                                   1,346             1,621
Other non current liabilities                                                                         133               589

Minority interest                                                                                       -             1,112

Stockholders' equity

     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          250,000 Series A junior participating shares issued and outstanding                           -                 -
     Common stock, $.0001 par value; 40,000,000 shares authorized,
          20,697,771 and 21,547,312 shares issued and outstanding
          at June 30, 2001 and December 31, 2000, respectively                                          2                 2
     Treasury stock at cost                                                                        (2,934)             (338)
     Additional paid-in capital                                                                    99,990            97,010
     Accumulated deficit                                                                          (49,705)          (56,398)
     Stockholder notes receivable                                                                       -              (771)
                                                                                            --------------     -------------
             Total stockholders' equity                                                            47,353            39,505
                                                                                            --------------     -------------

             Total liabilities and stockholders' equity                                     $     124,944      $    120,401
                                                                                            ==============     =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                              Three months ended                  Six months ended
                                                                  June 30,                           June 30,
                                                       --------------------------         --------------------------------
                                                            2001             2000              2001              2000
                                                       (Unaudited)                        (Unaudited)
                                                       --------------------------         --------------------------------
Revenue                                                $    106,851     $      89,107     $     212,887     $     169,624

Cost of revenue                                              93,417            80,782           187,817           154,488
                                                       ------------     -------------     -------------     --------------
    Gross profit                                             13,434             8,325            25,070            15,136

Selling, general and administrative expenses                  9,370             7,310            17,773            13,529

TennCare reserve adjustment                                       -                 -              (980)                -

Amortization of goodwill and other intangible assets            559               256             1,079               514
                                                       ------------     -------------     -------------     -------------
    Income from operations                                    3,505               759             7,198             1,093

Interest income (expense), net                                  (24)              323                19               714
                                                       ------------     -------------     -------------     --------------
    Income before taxes                                       3,481             1,082             7,217             1,807

Income taxes                                                    271                -                524                -
                                                       ------------     -------------     -------------     --------------
Net income                                             $      3,210     $       1,082     $       6,693     $       1,807
                                                      ==============   ===============   ===============   ===============
Basic income per common share                          $       0.16     $        0.06     $        0.32     $        0.10
                                                      ==============   ===============   ===============   ===============

Diluted income per common share                        $       0.15     $        0.06     $        0.32     $        0.09
                                                      ==============   ===============   ===============   ===============

Weighted average common shares used

    in computing basic income per share                      20,428            18,832            20,657            18,821
                                                      ==============   ===============   ===============   ===============

Weighted average common shares used

    in computing diluted income per share                    20,987            18,957            20,967            19,218
                                                      ==============   ===============   ===============   ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                           Six Months Ended
                                                                                              June 30,         June 30,

                                                                                           --------------------------------
                                                                                                2001             2000
                                                                                           --------------------------------
                                                                                                     (Unaudited)
Cash flows from operating activities:

     Net income                                                                                   $ 6,693          $ 1,807
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation, amortization and other                                                   3,488            2,020
             Provision for losses on receivables                                                      737              108
             Issuance of stock to employees                                                            28                -
     Changes in assets and liabilities, net of acquired assets:

        Receivables                                                                                (5,290)           7,522
        Inventory                                                                                     217             (580)
        Prepaid expenses and other current assets                                                     171              (83)
        Due from officer                                                                              (68)             (60)
        Other assets                                                                                   43             (804)
        Accounts payable                                                                              154            1,345
        Claims payable                                                                              2,941           (4,429)
        Payables to plan sponsors and others                                                       (3,784)           2,723
        Accrued expenses                                                                             (614)          (2,094)
        Other non current liabilities                                                                (456)             985
                                                                                           ---------------   --------------
             Net cash provided by operating activities                                              4,260            8,460
                                                                                           ---------------   --------------

Cash flows from investing activities:

        Purchase of property and equipment                                                         (1,718)          (4,356)
        Stockholder loans, net                                                                          -              757
        Cost of acquisitions, net of cash acquired                                                 (1,946)               -
        Purchase of investment securities                                                               -           (4,000)
        Maturities of investment securities                                                             -            4,033
                                                                                           ---------------   --------------
             Net cash used in investing activities                                                 (3,664)          (3,566)
                                                                                           ---------------   --------------

Cash flows from financing activities:

        Principal payments on capital lease obligations                                              (304)            (288)
        Repayment of long term debt                                                                  (130)             340
        Exercise of stock options                                                                   1,840              334
        Purchase of treasury stock                                                                 (2,596)               -
                                                                                           ---------------   --------------
             Net cash (used in) provided by financing activities                                   (1,190)             386
                                                                                           ---------------   --------------

Net (decrease) increase in cash and cash equivalents                                                 (594)           5,280

Cash and cash equivalents--beginning of period                                                      1,290           15,306
                                                                                           ---------------   --------------

Cash and cash equivalents--end of period                                                            $ 696         $ 20,586
                                                                                           ===============   ==============

                                   (continued)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                 (In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                              $ 145           $ 209
                                                                     ============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

     Reclassification of stockholder notes to other assets                 $ 771             $ -
                                                                     ============   =============

     Contribution of minority interest to additional paid-in
     capital upon dissolution of subsidiary                              $ 1,112             $ -
                                                                     ============   =============

                        MIM CORPORATION AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries (collectively, the "Company" or "MIM") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the six months ended June 30, 2001, are not necessarily indicative of the results of operations or cash flows, which may be reported for the remainder of 2001.

     These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K (the "Form 10-K") for the fiscal year ended December 31, 2000, filed with the Commission.

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 to the consolidated financial statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                              Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                               -------------------------------------
                                                 2001     2000      2001       2000
                                               -------   -------   -------   -------
Numerator:
     Net income ............................   $ 3,210   $ 1,082   $ 6,693   $ 1,807
                                               =======   =======   =======   =======

Denominator - Basic:
     Weighted average number of common
     shares outstanding ....................    20,428    18,832    20,657    18,821
                                               =======   =======   =======   =======

     Basic income per share ................   $  0.16   $  0.06   $  0.32   $  0.10
                                               =======   =======   =======   =======

Denominator - Diluted:
     Weighted average number of common
        shares outstanding .................    20,428    18,832    20,657    18,821
     Common share equivalents of outstanding
        stock options ......................       559       125       310       397
                                               -------   -------   -------   -------

     Total shares outstanding ..............    20,987    18,957    20,967    19,218
                                               =======   =======   =======   =======

     Diluted income per share ..............   $  0.15   $  0.06   $  0.32   $  0.09
                                               =======   =======   =======   =======



NOTE 3 - MINORITY INTEREST

     On June 28, 2001 a Certificate of Dissolution was obtained from the State of Rhode Island and Providence Plantations for the dissolution of MIM Strategic Marketing, LLC ("Strategic"), which had been originally organized December 8, 1995. The Company does not have any repayment obligation to the minority interest investor under Strategic's operating agreement or under the laws of the state of its formation. As a result of this dissolution the minority interest balance of $1,112 has been reclassified to additional paid in capital.

NOTE 4 - STOCKHOLDER NOTES RECEIVABLE

     In March 2001, the Company reclassified stockholders notes receivable of approximately $771 from a reduction of stockholders' equity to other assets. Although the loans did not originate from the issuance of, or were otherwise collateralized by, the Company's equity securities, the Company initially classified the promissory notes in equity due to the nature of the borrowers' relationship to the Company at the time of the notes' origination. At that time, the borrowers were affiliated (through common ownership) with an individual (the "Founder") who was the President and majority stockholder of the Company. As such, the borrowers and the Company were entities under common control at that time and the promissory notes were therefore treated as equity. This stockholder is no longer President or a majority stockholder of the company and accordingly, the borrowers and the Company are no longer considered to be entities under common control.

NOTE 5 - TREASURY STOCK

     In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving, among others, two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775 in 2000, payment of $900 in 2001, and payment of $525 in 2002. $975 and
$1,425 were outstanding at June 30, 2001 and December 31, 2000, respectively, and are included in accrued expenses and other non-current liabilities.

NOTE 7 - ACQUISITIONS

     On August 4, 2000, the Company acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"). The aggregate purchase price approximated $24,000, and included $19,000 in cash and 2,700 shares of MIM common stock valued at the time of the acquisition at $5,000.

     On May 1, 2001, the Company acquired Community Prescription Services' ("CPS") share of its joint venture for $1,500. Additional expenses were incurred by the Company in connection with the acquisition. The acquisition was treated as a purchase for financial reporting purposes. The Company recorded a total of $1,611 of goodwill in connection with this acquisition which will be amortized over the useful life of five years. Goodwill has been recorded based on management estimates and the allocation will be finalized based on an appraisal. Operating results of CPS, which are included in the accompanying statement of income from the date of acquisition, were not material to the results of operations for the six months ended June 30, 2001.

ADIMA Pro Forma Financial Information

     The following unaudited consolidated pro forma financial information for the three and six months ended June 30, 2000, has been prepared assuming ADIMA was acquired as of January 1, 2000, with pro forma adjustments for amortization of goodwill and interest income. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2000. In addition, this pro forma financial information is not intended to be a projection of future operating results.

                          Pro forma Income Statement
                   (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months ended      Six Months ended
                                          June 30,                 June 30,
                                            2000                    2000
                                      ------------------      ------------------
Revenues                                       $ 93,605               $ 178,184
Net income                                        1,776                   2,982
Basic income per common share                      0.08                    0.14
Diluted income per common share                    0.08                    0.14



NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed the required adoption of SFAS 133 to fiscal 2001. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, - an amendment of SFAS 133," which was effective concurrently with SFAS 133. In January 2001, the Company adopted these standards. The Company currently does not engage in derivative activity and the adoption of these standards did not have any effect on its results of operations, financial position or cash flows.

     In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of revenue. Prior to adoption of EITF 00-22, the Company recorded the difference between the net rebates received and the rebates shared with customers as a reduction of cost of revenue. The adoption of EITF 00-22 required the Company to classify $7,249 and reclassify $6,584 of rebates shared as reductions of revenue for the three month periods ended June 30, 2001 and 2000, respectively. For the six month periods ended June 30, 2001 and 2000, $14,999 and $15,171 of rebates shared were classified as reductions of revenue.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company is required to adopt these standards on January 1, 2002, until which time the Company will continue to amortize its existing goodwill and intangible assets. The Company has not determined the impact that the adoption of these standards will have on future financial statements.

NOTE 9 - RECLASSIFICATIONS

     Certain amounts in the 2000 financial statements have been reclassified to conform to current year presentation.

                                     * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis should be read in conjunction with the consolidated financial statements of MIM Corporation and its subsidiaries (collectively, "MIM" or the "Company"), the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission (the "Commission") (the "Form 10-K"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001, filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance and the results, benefits and risks associated with integration of acquired companies, the likely outcome and the effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and health insurance industries in general and more specifically, pharmacy benefit management organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

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

Business

     The Company derives its revenues primarily from agreements to provide PBM services, which includes prescription mail service to the members of health plan sponsors in the United States. The Company also provides specialty pharmacy services to chronically ill or genetically impaired patients that require injection and infusion therapies, as well as infusion therapies and home healthcare products and services to patients recently discharged from hospitals.

     A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee (the "State") to MCOs participating in the State's TennCare(R) program. At June 30, 2001, the Company provided PBM services to 132 health plan sponsors with an aggregate of approximately 7.1 million plan members, of which TennCare(R) represented six MCOs with approximately 1.2 million plan members. Revenues derived from the Company's contracts with those TennCare(R) MCOs accounted for 30.4% of the Company's revenues at June 30, 2001, compared to 48.2% of the Company's revenues at June 30, 2000.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Revenues for the quarter were up 20% to $106.9 million compared with $89.1 million for the second quarter a year ago. Commercial PBM and mail order revenues accounted for $8.6 million of the $17.8 million increase, as a result of an increase in contracted lives. Specialty pharmaceutical revenue, which includes revenues derived from ADIMA, contributed $9.1 million of the additional revenue during the period. For the three months ended June 30, 2001, 27.3% of the Company's revenues were generated from capitated contracts, compared to 33.3% for the same period in 2000.

    Cost of revenue for the three months ended June 30, 2001, was $93.4 million, compared with $80.8 for the same period in 2000, an increase of $12.6 million. Cost of revenue increased due to the additional cost of revenue resulting from the inclusion of ADIMA's operations and increases in commercial PBM and mail order costs resulting from increases in contracted lives. Gross margin as a percentage of revenue totaled 12.6% for the three months ended June 30, 2001 compared to 9.3% for the same period in 2000. Gross margins were positively impacted by lower utilization on the Company's capitated contracts and an increase in specialty pharmaceutical revenue. Specialty pharmaceutical gross margins are higher than those historically realized in the Company's PBM and mail order businesses.

    Selling, general and administrative expenses were $9.4 million for the three months ended June 30, 2001, or 8.8% as a percentage of revenue, compared to $7.3 million for the three months ended June 30, 2000 or 8.2% as a percentage of revenue. This increase of $2.1 million was primarily the result of the Company's increased operating expenses as a result of its acquisition of ADIMA in August 2000, as well as increased operating expenses due to the relocation and modernization of the mail service facility in 2000, and increased sales and marketing expenses.

    For the three months ended June 30, 2001, the Company recorded amortization of goodwill and other intangibles of $0.6 million compared to $0.3 million for the same period in 2000. This increase primarily reflects the increased of goodwill associated with the acquisition of ADIMA in August 2000. The acquisition of CPS in April 2001 accounted for less then $0.1 million of the increase in amortization of goodwill and other intangibles.

    Interest income, net, decreased by $0.3 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, primarily due to the excess cash on hand as of June 30, 2000, used to acquire ADIMA during the third quarter of 2000.

    For the three months ended June 30, 2001, the Company recorded net income of $3.2 million or $0.15 per diluted share. This compares with net income of $1.1 million, or $0.06 per diluted share for the three months ended June 30, 2000.

    Earnings before interest, taxes, depreciation and amortization was $5.4 million for the three-month period ended June 30, 2001, compared to $1.8 million for the three-month period ended June 30, 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

    Revenues for the six months ending June 30, 2001, were up 25.5% to $212.9 million compared with $169.6 million for the same period a year ago. Commercial PBM and mail order revenues accounted for $24.5 million of the $43.3 million increase, as a result of an increase in contracted lives. Specialty pharmaceutical revenue, which includes revenues derived from ADIMA, contributed $18.8 million of the additional revenue during the period. For the six months ended June 30, 2001, 26.3% of the Company's revenues were generated from capitated contracts, compared to 35.6% for the same period in 2000.

    Cost of revenue for the six months ended June 30, 2001, was $187.8 million, compared to $154.5 for the same period in 2000, an increase of $33.3 million. Cost of revenue increased due to the additional costs of revenue resulting from the inclusion of ADIMA's operations and increases in commercial PBM and mail order costs resulting from increases in contracted lives. These increases were partially offset by a decrease in cost of revenue as a result of additional rebates received in the first quarter of 2001 for prior years. Gross margin as a percentage of revenue totaled 11.8% for the six months ended June 30, 2001 compared to 8.9% for the same period in 2000. Gross margins were positively impacted by lower pharmaceutical utilization on the Company's capitated contracts and an increase in specialty pharmaceutical revenue. Specialty pharmaceutical gross margins are higher than those historically realized in the Company's PBM and mail order businesses.

    Selling, general and administrative expenses were $17.8 million for the six months ended June 30, 2001, or 8.3% as a percentage of revenue, compared to $13.5 million for the six months ended June 30, 2000, or 8.0% as a percentage of revenue. These increases were primarily the result of the Company's increased operating expenses as a result of its acquisition of ADIMA in August 2000, as well as increased operating expenses due to the relocation and modernization of the Company's mail service facility in 2000, and increased sales and marketing expenses.

    For the six months ended June 30, 2001, the Company recorded amortization of goodwill and other intangibles of $1.1 million compared to $0.5 million for the same period in 2000. This increase primarily reflects the inclusion of goodwill associated with the acquisition of ADIMA in August 2000. The acquisition of CPS in April 2001 accounted for less then $0.1 million of the increase in amortization of goodwill and other intangibles.

    Interest income, net, decreased by $0.7 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, primarily due to the excess cash on hand as of June 30, 2000, used to acquire Adima during the third quarter.

    For the six months ended June 30, 2001, the Company recorded net income of $6.7 million or $0.32 per diluted share as compared to $1.8 million, or $0.09 per diluted share for the same period a year ago.

    Earnings before interest, taxes, depreciation and amortization was $10.7 million for the six months ended June 30, 2001, and $3.1 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

    The Company utilizes both funds generated from operations and funds available to it under its credit facility for capital expenditures and other working capital needs. For the six months ended June 30, 2001, net cash generated by the Company from operations totaled $4.3 million. This was primarily due to net income of $6.7 million, partially offset by an increase in receivables, an increase in claims payable and a decrease in payables to plan sponsors and others. Receivables and claims payables have increased as a result of higher revenues from increased business in the first and second quarters of 2001. The change in payables to plan sponsors and others reflects the fulfillment of obligations to the MCOs for prior quarter rebate share payables.

    Net cash used in investing activities was $3.7 million. The Company purchased property and equipment equal to approximately $1.7 million, which included the final payment for the automation system at the mail service facility. In addition, $1.5 million was used for the acquisition of CPS.

    For the six months ended June 30, 2001, net cash used in financing activities was $1.2 million. The repurchase of the Company's shares, in a private transaction was the majority of cash used in financing activities. This was partially offset by proceeds from the exercise of stock options by Company employees.

    At June 30, 2001, the Company had a working capital deficit of $6.2 million compared to a working capital deficit of $11.2 million at December 31, 2000.

     On November 1, 2000, the Company entered into a $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. In connection with the issuance of the Facility, the Company incurred financing costs of $1.6 million which are included in other assets and are being amortized over the term of the Facility. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of June 30, 2001, there are no amounts outstanding under this Facility.

    From time to time, the Company may be a party to legal proceedings or involved in related investigations, inquiries or discussions, in each case, arising in the ordinary course of the Company's business. Management does not presently believe that there are any current matters of a material nature, threatened or pending, and which could have a material adverse effect on the liquidity, financial position or results of operations of the Company.

    At December 31, 2000, the Company had, for federal tax purposes, unused net operating loss carryforwards of approximately $44.2 million, which will begin expiring in 2009. As it is uncertain whether the Company will realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. The Company assesses the need for a valuation allowance at each balance sheet date. In 1998, the company underwent a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards existing at the time of the "change in control" totaled approximately $34.8 million, which are subject to a limitation as a result of this change. The annual limitation is approximately $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year. In 2001, the company has not recorded a provision for federal income taxes as a result of the Company's existing net operating loss carryforwards.

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

    On November 1, 2000, the TennCare(R) program adopted new rules for recipients to appeal adverse determinations in the delivery of health care services and products requiring prior approval including the rejections of certain pharmaceutical products under existing formularies or guidelines and to possibly receive a larger supply of the rejected products at the point of service. The implementation of these rules may impact the quantity of formulary products excluded or requiring prior approval that are dispensed to the recipients potentially resulting in a change to the amount of pharmaceutical manufacturers rebates earned by the Company. The company has not experienced material adverse affects from this new rule.

     As a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCOs members during the colder winter months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts. Capitated business represented approximately 27.3% of the Company's revenues while fee-for-service business (including mail order services and specialty) represented approximately 72.7% of the Company's revenues for the three months ended June 30, 2001 as compared to 33.3% and 66.7% for the three months ended June 30, 2000, respectively. Fee-for-service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 25% of its revenues in fiscal 2001 will be derived from capitated arrangements.

    Changes in prices charged by manufacturers and wholesalers or distributors for pharmaceuticals, a component of pharmaceutical claims costs, directly affects the Company's cost of revenue. The Company believes that it is likely that prices will continue to increase, which could have an adverse effect on the Company's gross profit on capitated arrangements. Because plan sponsors are billed for the cost of all prescriptions dispensed in fee-for-service arrangements, the Company's gross profit is not adversely affected by changes in pharmaceutical prices. To the extent such cost increases adversely affect the Company's gross profit, the Company may be required to increase capitated contract rates on new contracts and upon renewal of existing capitated contracts. However, there can be no assurance that the Company will be successful in obtaining these rate increases from plan sponsors. The greater proportion of fee-for-service contracts with the Company's customers in 2001 as compared to prior years mitigates the potential adverse effects of any such price increases, although no assurance can be given that the recent trend towards fee-for-service arrangements will continue or that a substantial increase in drug costs or utilization would not negatively affect the Company's overall profitability in any period.

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

    In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company is authorized to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions.

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

                                  2001        2002       2003        2004       2005     Thereafter
                               ----------------------------------------------------------------------
Long-term debt:

  Variable rate instruments        $ 35
  Weighted average rate           6.80%


    In the table above, the weighted average interest rate for fixed and variable rate financial instruments was computed utilizing the effective interest rate for that instrument at June 30, 2001, and multiplying by the percentage obtained by dividing the principal payments expected in that year with respect to that instrument by the aggregate expected principal payments with respect to all financial instruments within the same class of instrument.

    At June 30, 2001, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

                                     * * * *

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

    Until settled on April 2, 2001, the Company had been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. In 1999, the Company recorded a special charge of $3.3 million for estimated future losses related to this dispute and another TennCare(R) provider. Early in 2001, the Company reached an agreement in principle with THP under which the Company paid THP $1.3 million in satisfaction of all claims between the parties. The terms of the settlement were favorable to the Company and $1 million of excess reserves were credited to income during the first quarter of 2001.

Item 2.  Changes in Securities and Use of Proceeds

    As of June 30, 2001, the $46.8 million net proceeds from the Company's underwritten initial public offering of its Common Stock (the "Offering"), affected pursuant to a Registration Statement assigned file number 333-05327 by the United States Securities and Exchange Commission (the "Commission") and declared effective by the Commission on August 14, 1996, has all been used.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders (the "Annual Meeting") was held on June 28, 2000.

     (b) At the Annual Meeting, the election of seven (7) directors to the Board of Directors, each to serve for a one (1) year term, was submitted to a vote of the stockholders and the stockholders elected the following directors: Richard H. Friedman, Richard A. Cirillo, Esq., Louis DiFazio, Ph.D., Harold Ford, Michael Kooper, Louis A. Luzzi, Ph.D. and Ronald K. Shelp.

     (c) The votes in favor of and against the election of each director were as follows:

              Name                               For                 Withheld
              ----                               ---                 --------
              Richard H. Friedman            17,006,941               117,436
              Richard A. Cirillo             17,006,941               117,436
              Louis DiFazio, Ph.D.           17,006,941               117,436
              Harold Ford                    17,006,941               117,436
              Michael Kooper                 17,006,941               117,436
              Louis A. Luzzi, Ph.D.          17,006,941               117,436
              Ronald K. Shelp                17,006,941               117,436

Also approved were the following proposals:

    Approval and ratification of MIM Corporation 2001 Incentive Stock Plan with 950,000 shares of Common Stock reserved for issuance thereunder (15,756,152 shares in favor, 510,725 shares against, 857,500 shares withheld and zero broker non-votes); and

    Approval  of  the   appointment  of  Arthur   Andersen  LLP  as  independent
accountants for the year 2001 (17,093,702 shares in favor, 22,525-shares against, 8,050 shares withheld and zero broker non-votes).

    (d)  Not applicable.

Item 5.  Other Information

    None.

                                     * * * *

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

    Exhibit Number           Description
--------------------------------------------------------------------------------

          10.75 Employment letter, dated as of June 21, 2001, between MIM Corporation and Donald Foscato *

          10.76 Employment letter, dated as of June 18, 2001, between MIM Health Plans, Inc. and Donald Dindak *

          10.77 Employment letter, dated as of June 19, 2001, between MIM Health Plans, Inc and Michael Sicilian *

     ------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Regulation S-K 601 (iii).

(b)    Reports on Form 8-K

       None.


                                     * * * *

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

                                                    MIM CORPORATION

Date:  August 14, 2001                             /s/  Donald Foscato
                                                   -------------------
                                                    Donald Foscato
                                                    Chief Financial Officer

                                  Exhibit Index

         (Exhibits being filed with this Quarterly Report on Form 10-Q)

    Exhibit Number           Description

--------------------------------------------------------------------------------

          10.75 Employment letter, dated as of June 21, 2001, between MIM Corporation and Donald Foscato *

          10.76 Employment letter, dated as of June 18, 2001, between MIM Health Plans, Inc. and Donald Dindak *

          10.77 Employment letter, dated as of June 19, 2001, between MIM Health Plans, Inc and Michael Sicilian *

     ------------
* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Regulation S-K 601 (iii).