Form 10-Q
period 2001-09-30
MIM CORP
filed 2001-11-14
CIK 1014739

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                                -------------------
                                       OR

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

Yes [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 1, 2001 there were outstanding 21,477,740 shares of the Company's common stock, $.0001 par value per share ("Common Stock").


                                            INDEX


PART I        FINANCIAL INFORMATION                                                                 Page Number
----------------------------------------------------------------------------------------------------------------------
     Item 1   Financial Statements

              Consolidated Balance Sheets at September 30, 2001 (unaudited)
                              and December 31, 2000                                                      1

              Unaudited Consolidated Statements of Income for the three and nine
                              months ended September 30, 2001 and 2000                                   2

              Unaudited Consolidated Statements of Cash Flows for the
                              nine months ended September 30, 2001 and 2000                              3

              Notes to the Unaudited Consolidated Interim Financial Statements                           5

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  8


PART II       OTHER INFORMATION                                                                         13

     Item 1   Legal Proceedings                                                                         13

     Item 2   Changes in Securities and Use of Proceeds                                                 13

     Item 3   Defaults Upon Senior Securities                                                           13

     Item 4   Submission of Matters to a Vote of Security Holders                                       13

     Item 5   Other Information                                                                         13


     SIGNATURES                                                                                         14






                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                              September 30,    December 31,
                                                                                   2001            2000
                                                                             ---------------   ------------
                                                                               (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                  $   1,412    $   1,290
     Receivables, less allowance for doubtful accounts of $5,718 and $8,333
          at September 30, 2001 and December 31, 2000, respectively                71,059       60,808
     Inventory                                                                      4,052        2,612
     Prepaid expenses and other current assets                                      1,476        1,680
                                                                                ---------    ---------
             Total current assets                                                  77,999       66,390

Property and equipment, net                                                         9,905       10,813
Due from officer                                                                    2,108        2,012
Other assets, net                                                                   2,366        2,163
Intangible assets, net                                                             39,378       39,023
                                                                                ---------    ---------
             Total assets                                                       $ 131,756    $ 120,401
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of capital lease obligations                               $     581    $     592
     Current portion of long-term debt                                                  0          165
     Accounts payable                                                               4,810        2,964
     Claims payable                                                                43,476       39,337
     Payables to plan sponsors and others                                          22,306       29,040
     Accrued expenses                                                               4,404        5,476
                                                                                ---------    ---------
             Total current liabilities                                             75,577       77,574

Capital lease obligations, net of current portion                                   1,184        1,621
Other non current liabilities                                                         132          589

Minority interest                                                                    --          1,112

Stockholders' equity
     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          250,000 Series A junior participating shares issued and outstanding        --           --
     Common stock, $.0001 par value; 40,000,000 shares authorized,
          21,445,405 and 21,547,312 shares issued and outstanding
          at September 30, 2001 and December 31, 2000, respectively                     2            2
     Treasury stock at cost                                                        (2,934)        (338)
     Additional paid-in capital                                                   103,180       97,010
     Accumulated deficit                                                          (45,385)     (56,398)
     Stockholder notes receivable                                                    --           (771)
                                                                                ---------    ---------
             Total stockholders' equity                                            54,863       39,505
                                                                                ---------    ---------
             Total liabilities and stockholders' equity                         $ 131,756    $ 120,401
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






                                               MIM CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                           (In thousands, except per share amounts)


                                                                Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                       -------------------------------------------------------------------
                                                             2001              2000               2001           2000
                                                       ---------------------------------    ------------------------------
                                                           (Unaudited)                      (Unaudited)

Revenue                                                    $ 119,886        $  76,919       $ 332,773        $ 246,542

Cost of revenue                                              106,231           67,196         294,047          221,683
                                                           ---------        ---------       ---------        ---------

     Gross profit                                             13,655            9,723          38,726           24,859

Selling, general and administrative expenses                   9,826            9,164          27,599           22,693
TennCare reserve adjustment                                   (1,496)            --            (2,476)            --
Amortization of goodwill and other intangible assets             551              391           1,631              905
                                                           ---------        ---------       ---------        ---------

     Income from operations                                    4,774              168          11,972            1,261

Interest income (expense), net                                   (43)              15             (27)             729
                                                           ---------        ---------       ---------        ---------

     Income before taxes                                       4,731              183          11,945            1,990

Provision for income taxes                                       409             --               932             --
                                                           ---------        ---------       ---------        ---------

     Net income                                            $   4,322        $     183       $  11,013        $   1,990
                                                           =========        =========       =========        =========


Basic income per common share                              $    0.20        $    0.01       $    0.53        $    0.10
                                                           =========        =========       =========        =========

Diluted income per common share                            $    0.19        $    0.01       $    0.51        $    0.10
                                                           =========        =========       =========        =========

Weighted average common shares used
     in computing basic income per share                      21,361           20,551          20,894           19,266
                                                           =========        =========       =========        =========

Weighted average common shares used
     in computing diluted income per share                    22,589           20,646          21,624           19,563
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







                                             MIM CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)

                                                                                                           Nine Months Ended
                                                                                           September 30,     September 30,
                                                                                           --------------------------------
                                                                                                2001             2000
                                                                                           --------------------------------
                                                                                                     (Unaudited)
Cash flows from operating activities:
    Net income                                                                                 $ 11,013        $  1,990
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation, amortization and other                                                 5,288           2,233
             Provision for losses on receivables                                                    883             237
             Issuance of stock to employees                                                          28            --
    Changes in assets and liabilities, net of acquired assets:
        Receivables                                                                             (11,134)          9,673
        Inventory                                                                                (1,440)           (177)
        Prepaid expenses and other current assets                                                   205            (173)
        Due from officer                                                                            (96)           (264)
        Other assets                                                                                100            (898)
        Accounts payable                                                                          1,846          (2,190)
        Claims payable                                                                            4,139          (9,456)
        Payables to plan sponsors and others                                                     (6,734)          4,677
        Accrued expenses                                                                         (1,072)         (2,879)
        Other non current liabilities                                                              (457)            849
                                                                                               --------        --------
             Net cash provided by operating activities                                            2,569           3,622
                                                                                               --------        --------

Cash flows from investing activities:

        Purchase of property and equipment                                                       (2,281)         (4,329)
        Stockholder loans, net                                                                     --               745
        Cost of acquisitions, net of cash acquired                                               (1,987)        (19,362)
        Purchase of investment securities                                                          --            (4,000)
        Maturities of investment securities                                                        --             9,033
                                                                                               --------        --------
             Net cash (used in) investing activities                                             (4,268)        (17,913)
                                                                                               --------        --------

Cash flows from financing activities:
        Principal payments on capital lease obligations                                            (448)            121
        Repayment of long term debt                                                                (165)          1,509
        Exercise of stock options                                                                 5,030             332
        Purchase of treasury stock                                                               (2,596)           --
                                                                                               --------        --------
             Net cash provided by financing activities                                            1,821           1,962
                                                                                               --------        --------

Net increase (decrease) in cash and cash equivalents                                                122         (12,329)

Cash and cash equivalents--beginning of period                                                    1,290          15,306
                                                                                               --------        --------

Cash and cash equivalents--end of period                                                       $  1,412        $  2,977
                                                                                               ========        ========

                                               (continued)



              The accompanying notes are an integral part of these consolidated financial statements.






                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                 (In thousands)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                   $   151   $  285
                                                                =======   ======


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Reclassification of stockholder notes to other assets      $   771   $ --
                                                                =======   ======

     Contribution of minority interest to additional paid-in
     capital upon dissolution of subsidiary                     $ 1,112   $ --
                                                                =======   ======

     Equipment acquired under capital lease obligations         $  --     $  292
                                                                =======   ======

     Stock issued in connection with acquisition                $  --     $5,035
                                                                =======   ======



 The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM Corporation and its subsidiaries (collectively, the "Company" or "MIM") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the nine months ended September 30, 2001, are not necessarily indicative of the results of operations or cash flows, which may be reported for the remainder of 2001.

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

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                            ---------------------------------------------------
                                               2001         2000          2001           2000
                                            -----------  -----------   ------------   ---------
Numerator:
     Net income ..........................    $ 4,322      $   183       $11,013      $ 1,990
                                              =======      =======       =======      =======

Denominator - Basic:
     Weighted average number of common
     shares outstanding ..................     21,361       20,551        20,894       19,266
                                              =======      =======       =======      =======

     Basic income per share ..............    $  0.20      $  0.01       $  0.53      $  0.10
                                              =======      =======       =======      =======

Denominator - Diluted:
     Weighted average number of common
        shares outstanding ...............     21,361       20,551        20,894       19,266
     Common share equivalents of outstanding
        stock options ....................      1,228           95           730          297
                                              -------      -------       -------      -------

     Total shares outstanding ............     22,589       20,646        21,624       19,563
                                              =======      =======       =======      =======

     Diluted income per share ............    $  0.19      $  0.01       $  0.51      $  0.10
                                              =======      =======       =======      =======





NOTE 3 - MINORITY INTEREST

     On June 28, 2001, the Company dissolved MIM Strategic Marketing, LLC ("Strategic"), a joint venture of which the Company was the majority investor. The Company does not have any repayment obligation to the minority interest investor under Strategic's operating agreement or under the laws of the state of its formation. As a result of this dissolution the minority interest balance of $1,112 has been reclassified to additional paid in capital.

NOTE 4 - STOCKHOLDER NOTES RECEIVABLE

     In March 2001, the Company reclassified stockholders notes receivable of approximately $771 from a reduction of stockholders' equity to other assets. Although the loans did not originate from the issuance of, or were otherwise collateralized by, the Company's equity securities, the Company initially classified the promissory notes in equity due to the nature of the borrowers' relationship to the Company at the time of the notes' origination. At that time, the borrowers were affiliated (through common ownership) with an individual (the "Founder") who was the President and majority stockholder of the Company. As such, the borrowers and the Company were entities under common control at that time and the promissory notes were therefore treated as equity. That stockholder is no longer an officer, director or majority stockholder of the company and accordingly, the borrowers and the Company are no longer considered to be entities under common control.

NOTE 5 - TREASURY STOCK

     In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving, among others, two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775 in 2000, payment of $900 in 2001, and payment of $525 in 2002. $750 and
$1,425 were outstanding at September 30, 2001 and December 31, 2000, respectively, and are included in accrued expenses.

     The Company's liquidity, facilities and overall financial condition were not affected by the terrorist attacks against the United States on September 11, 2001. The Company's primary operational systems functioned throughout the crisis. The attack has already caused, and may continue to cause, additional weakness in the business and economic environment. Management will continue to evaluate the effect of these events on the Company's fourth quarter results of operations.


NOTE 7 - ACQUISITIONS

     On August 4, 2000, the Company, acquired all of the issued and outstanding membership interests of American Disease Management Associates, L.L.C., a Delaware limited liability company ("ADIMA"). The aggregate purchase price approximated $24,000, and included $19,000 in cash and 2,700 shares of MIM common stock valued at the time of the acquisition at $5,000.

     On May 1, 2001, the Company acquired Community Prescription Services' ("CPS") for $1,500. The acquisition was treated as a purchase for financial reporting purposes. The Company recorded intangible assets in connection with that acquisition which will be amortized over three to seven years. Operating results of CPS, which are included in the accompanying statement of income from the date of acquisition, were not material to the results of operations for the nine months ended September 30, 2001.

ADIMA Pro Forma Financial Information

     The following unaudited consolidated pro forma financial information for the three and nine months ended September 30, 2000, has been prepared assuming ADIMA was acquired as of January 1, 2000, with pro forma adjustments for amortization of goodwill and interest income. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2000. In addition, this pro forma financial information is not intended to be a projection of future operating results.

                           Pro forma Income Statement
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                     Three Months Ended     Nine Months Ended
                                     September 30, 2000     September 30, 2000
                                   ---------------------    -------------------

Revenues                             $       78,909         $       257,092
Net income                                      965                   3,814
Basic income per common share                  0.04                    0.18
Diluted income per common share                0.04                    0.17


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of revenue. Prior to adoption of EITF 00-22, the Company recorded the difference between the net rebates received and the rebates shared with customers as a reduction of cost of revenue. The adoption of EITF 00-22 required the Company to classify $4,450 and reclassify $8,183 of rebates shared as reductions of revenue for the three-month periods ended September 30, 2001 and 2000, respectively. For the nine-month periods ended September 30, 2001 and 2000, $19,449 and $23,353 of rebates shared were classified as reductions of revenue.

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

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company does not expect that the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, will have any effect on its results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The company plans to adopt the standard at the beginning of 2002, and does not expect that the adoption of SFAS No. 144 will have any effect on its results of operations, financial position or cash flows.

NOTE 9 - RECLASSIFICATIONS

     Certain amounts in the 2000 financial statements have been reclassified to conform to current year presentation.

                                     * * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis should be read in conjunction with the consolidated financial statements of MIM Corporation and its subsidiaries (collectively, "MIM" or the "Company"), the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the U.S. Securities and Exchange Commission (the "Commission") (the "Form 10-K"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001, filed with the Commission (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements and expenditures associated with one or more of these relationships, the effects of regulation and competition on the Company's business, future operating performance and the results, benefits and risks associated with integration of acquired companies, the likely outcome and the effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, the status of contract negotiations, increased governmental regulation related to the healthcare and insurance industries in general and more specifically, pharmacy benefit management organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

Overview

     MIM provides integrated pharmaceutical related healthcare benefits to its client groups, which include managed care organizations, insurance carriers, unions, government agencies, employers, third party administrators and other funded plan sponsors. The Company's comprehensive pharmaceutical benefit management ("PBM") services include the delivery of pharmaceutical products through a contracted network of retail pharmacies and other distribution facilities, including the Company's pharmacy dispensing facilities, pharmacy claims processing, benefit design consultation, drug utilization review, formulary management, drug data analysis and rebate administration. As part of the Company's PBM services, it offers innovative BioScrip(TM) specialty injectable and infusion therapy programs. MIM performs these PBM services using clinically sound guidelines to ensure cost control while maintaining the highest quality care for its clients. The Company's organization and programs are clinically oriented, with many staff members having pharmaceutical certification, training and experience.

Business

     The Company derives its revenues primarily from agreements to provide PBM services, which includes prescription mail service to the members of health plan sponsors in the United States, as well as specialty pharmacy services to chronically ill or genetically impaired patients that require injection or infusion therapies, and infusion therapies and home healthcare products and services to patients recently discharged from hospitals.

     A majority of the Company's revenues to date have been derived from providing PBM services in the State of Tennessee (the "State") to MCOs participating in the State's TennCare(R) program. At September 30, 2001, the Company provided PBM services to 133 health plan sponsors with an aggregate of approximately 8.2 million plan members, of which TennCare(R) represented six MCOs with approximately 1.2 million plan members. Revenues derived from the Company's contracts with those TennCare(R) MCOs accounted for 31.6% of the Company's revenues at September 30, 2001, compared to 42.5% of the Company's revenues at September 30, 2000.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Revenues for the quarter were up 55.9% to $119.9 million compared with $76.9 million for the third quarter a year ago. The increase is primarily related to more lives under contract compared to 2000, as well as a full quarter of operations from ADIMA in 2001. For the three months ended September 30, 2001, 20.3% of the Company's revenues were generated from capitated contracts, compared to 30.3% for the same period in 2000.

     Cost of revenue for the three months ended September 30, 2001, was $106.2 million, compared with $67.2 for the same period in 2000, an increase of $39.0 million. Cost of revenue increased as a result of higher PBM and mail order costs because of increases in contracted lives and the inclusion of ADIMA's operations. Gross margins as a percentage of revenue totaled 11.4% for the three months ended September 30, 2001 compared to 12.6% for the same period in 2000. The gross profit percentage decline was the result of revenue growth coming primarily from the PBM business, which is historically a lower margin business.

     Selling, general and administrative expenses were $9.8 million for the three months ended September 30, 2001, or 8.2% of revenue, compared to $9.2 million for the three months ended September 30, 2000 or 11.9% of revenue. This increase of $0.6 million was primarily the result of the inclusion of a full quarter of ADIMA's operating expenses in 2001, (as opposed to a partial quarter of results for 2000, the year ADIMA was acquired), as well as the hiring of additional key management personnel in the third quarter of 2001.

     For the three months ended September 30, 2001, the Company recorded amortization of goodwill and other intangibles of $0.6 million compared to $0.4 million for the same period in 2000. This increase primarily reflects amortization related to the increase of goodwill associated with the acquisition of ADIMA in August 2000.

     The TennCare(R) reserve adjustment for the three months ended September 30, 2001 was approximately $1.5 million resulting from the collection of receivables from Xantus Healthplans of Tennesee, Inc. ("Xantus") and the adjustment of related reserves provided for in prior years.

     Tax expense for the three months ended September 30, 2001, was $0.4 million compared to zero for the same period last year. In 2001, the Company will be obligated to pay state taxes. In 2000, NOL's were available to cover state tax obligations.

     For the three months ended September 30, 2001, the Company recorded net income of $4.3 million or $0.19 per diluted share. This compares with net income of $0.2 million, or $0.01 per diluted share for the three months ended September 30, 2000.

     Earnings before interest, taxes, depreciation and amortization was $6.6 million for the three-month period ended September 30, 2001, compared to $1.6 million for the three-month period ended September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Revenues for the nine months ended September 30, 2001, increased 35.0% to $332.8 million compared to $246.5 million for the same period a year ago. The increase is primarily due to more lives under contract, as well as the inclusion of a full nine months of consolidated operating performance for ADIMA. For the nine months ended September 30, 2001, 24.1% of the Company's revenues were generated from capitated contracts, compared to 34% for the same period in 2000.

     Cost of revenue for the nine months ended September 30, 2001, was $294.0 million, compared to $221.7 million for the same period in 2000, an increase of $72.3 million. Cost of revenue increased as a result of higher PBM and mail order costs because of increases in contracted lives and the inclusion of ADIMA's operations. These increases were partially offset by a decrease in costs of revenue as a result of additional rebates received in the first quarter of 2001 for prior years. Gross margin as a percentage of revenue totaled 11.6% for the nine months ended September 30, 2001 compared to 10.1% for the same period in 2000. Gross margins were positively impacted by lower pharmaceutical utilization on the Company's capitated contracts.

     Selling, general and administrative expenses were $27.6 million for the nine months ended September 30, 2001, or 8.3% of revenue, compared to $22.7 million for the nine months ended September 30, 2000, or 9.2% as a percentage of revenue. These increases were primarily the result of the Company's increased operating expenses as a result of its acquisition of ADIMA in August 2000 and increased sales and marketing expenses.

     The TennCare(R) reserve adjustment for the nine months ended September 30, 2001, includes approximately $1.0 million resulting from a settlement with Tenncare Health Partnership during the first quarter of 2001 and approximately $1.5 million resulting from the collection of receivables from Xantus and the adjustment of related reserves provided for in prior years.

     For the nine months ended September 30, 2001, the Company recorded amortization of goodwill and other intangibles of $1.6 million compared to $0.9 million for the same period in 2000. This increase primarily reflects the inclusion of goodwill associated with the acquisition of ADIMA in August 2000.

     Interest income, net, decreased by $0.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily due to the excess cash on hand in 2000 which was used to acquire ADIMA during the third quarter of 2000.

     For the nine months ended September 30, 2001, the Company recorded net income of $11.0 million or $0.51 per diluted share as compared to $2.0 million, or $0.10 per diluted share for the same period a year ago.

     Earnings before interest, taxes, depreciation and amortization was $17.3 million for the nine months ended September 30, 2001, and $4.7 million for the nine months ended September 30, 2000 an increase of $12.6 million.

Liquidity and Capital Resources

     The Company utilizes both funds generated from operations and funds available to it under the Facility (as defined below) for capital expenditures and other working capital needs. For the nine months ended September 30, 2001, net cash generated by the Company from operations totaled $2.6 million. This was primarily due to net income of $11.0 million, partially offset by an increase in receivables, an increase in claims payable and a decrease in payables to plan sponsors and others for rebates. Receivables and claims payables have increased as a result of higher revenues from increased business in the first three quarters of 2001.

     Net cash used in investing activities was $4.3 million. The Company purchased property and equipment equal to approximately $2.3 million, which included the final payment for the automation system at the mail service facility. In addition, $1.5 million was used to pay for the acquisition of CPS.

     For the nine months ended September 30, 2001, net cash provided by financing activities was $1.8 million. These proceeds were principally from the exercise of stock options by Company employees. This was partially offset by the repurchase of a number of the Company's shares, in private transactions.

     At September 30, 2001, as a result of the comments above the Company had working capital of $2.4 million compared to a working capital deficit of $11.2 million at December 31, 2000.

     On November 1, 2000, the Company entered into a $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility replaced the Company's existing credit facilities with its former lenders. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. In connection with the issuance of the Facility, the Company incurred financing costs of $1.6 million which are included in other assets and are being amortized over the term of the Facility. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 30, 2001, there are no amounts outstanding under this Facility.

     The Company's liquidity, facilities and overall financial condition were not affected by the terrorist attacks against the United States on September 11, 2001. The Company's primary operational systems functioned throughout the crisis. The attack has already caused, and may continue to cause, additional weakness in the business and economic environment. Management will continue to evaluate the effect of these events on the Company's fourth quarter results of operations.

     From time to time, the Company may be a party to legal proceedings or involved in related investigations, inquiries or discussions, in each case, arising in the ordinary course of the Company's business. Management does not presently believe that there are any current matters of a material nature, threatened or pending, which could have a material adverse effect on the liquidity, financial position or results of operations of the Company.

     At December 31, 2000, the Company had, for federal tax purposes, unused net operating loss carryforwards of approximately $44.2 million, which will begin expiring in 2009. As it was uncertain whether the Company would realize the full benefit from these carryforwards, the Company has recorded a valuation allowance equal to the deferred tax asset generated by the carryforwards. In 1998, the company underwent a "change in control" as defined by the Internal Revenue Code of 1986, as amended ("Code"), and the rules and regulations promulgated thereunder. The amount of net operating loss carryforwards existing at the time of the "change in control" totaled approximately $34.8 million, which are subject to a limitation as a result of this change. The annual limitation is approximately $2.7 million. Actual utilization in any year will vary based on the Company's tax position in that year. In 2001, the company only recorded a provision for alternative minimum federal income taxes as a result of the Company's existing net operating loss carryforwards.

     As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand or available credit under the Facility to fund the Company's anticipated working capital and other cash needs for at least the next 12 months. The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the sale or exchange of equity securities of the Company.

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

     As a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs historically have been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCOs' members during the colder winter months. The resulting increase in pharmaceutical costs impacts the profitability of capitated contracts. Capitated business represented approximately 20.3% of the Company's revenues while fee-for-service business (including mail order services and specialty) represented approximately 79.7% of the Company's revenues for the three months ended September 30, 2001 as compared to 30.3% and 69.7% for the three months ended September 30, 2000, respectively. Fee-for-service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability under fee-for-service (or non-capitated) arrangements. The Company presently anticipates that approximately 12.8% of its revenues in fiscal 2001 will be derived from capitated arrangements.

     On October 18, 2001, the State of Tennessee seized the assets of Access MedPlus, one of the TennCare(R) MCOs for which the Company performed PBM services. As a result, the State transferred the lives managed by Access MedPlus and serviced by the Company into the State's ASO program, TennCare Select, the interim program into which TennCare lives are placed prior to the re-enrollment or involuntary placement of such lives with one or more of the other TennCare(R) MCOs. Access MedPlus has filed several lawsuits against the State to prevent the liquidation of the plan and reacquire its assets, including its lives under management. The ultimate outcome of these lawsuits is unknown at this time. In the event that these lawsuits are ultimately unsuccessful, the Company believes that, through voluntary re-enrollment or involuntary placement with other TennCare MCO's for which it currently performs PBM services, it will reacquire at least one-half of the former Access MedPlus lives that it serviced prior to the State's seizure, although the Company anticipates that the contracts relating to such reacquired lives may be less profitable. There can be no assurance that a substantial number of such former Access MedPlus members will be reenrolled or placed with MCOs for which the Company currently provides PBM services. The Company is currently unable to determine the impact of the State seizure of Access MedPlus on its operations and results due to, among other things, the uncertain outcome of the lawsuits and the re-enrollment process. The failure to reacquire a substantial portion of the former Access MedPlus lives through re-enrollment or involuntary transfer or to otherwise offset the transfer of the Access MedPlus lives through the addition of other lives or reduction of related expenses would have a material adverse affect on the Company's results of operations.

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

     In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company is authorized to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions. To date, the Company has used, in the aggregate, approximately $2,596,000 towards the repurchase of its Common Stock under this program.



                                     * * * *

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

    None.

Item 2.  Changes in Securities and Use of Proceeds

    None.

Item 3.  Defaults Upon  Senior Securities

    Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits.  None.

        (b) Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the three months ended September 30, 2001.


                                     * * * *

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

                                                    MIM CORPORATION

Date:  November 14, 2001                            /s/  Donald Foscato
                                                    -------------------
                                                    Donald Foscato
                                                    Chief Financial Officer