Form 10-K
period 2001-12-31
MIM CORP
filed 2002-04-01
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                     ANNUAL REPORT PURSUANT TO SECTION 13 OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31,
                        2001 COMMISSION FILE NO. 1-11993

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

    The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 1, 2002, was approximately $377.0 million. (Reference is made to the fourth paragraph of Part II, Item 5 herein for a statement of the assumptions upon which this calculation is based.)

    On March 15, 2002, there were outstanding 22,832,583 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

      MIM Corporation (the "Company" or "MIM") is a pharmaceutical healthcare organization delivering innovative pharmacy benefit, specialty pharmaceutical distribution and other pharmacy-related healthcare solutions to Plan Sponsors, principally managed care organizations ("MCOs")and third party administrators. The Company combines its clinical expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective benefit recipients covered by the customers' pharmacy related health benefit.

      The Company provides a broad array of pharmacy benefit and pharmacy products and services to individuals ("Members") receiving health benefits principally through health insurers (including MCOs) and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other funded health plan sponsors (collectively, "Plan Sponsors"). The Company's programs include the distribution of biotech and other high-cost prescription medications to the chronically ill and genetically impaired, the provision of pharmacy benefit management ("PBM") services to members of Plan Sponsors, and the distribution of prescription maintenance medications to Plan Sponsors' Members by mail service ("Mail Service"). All of the Company's programs include the provision of clinical pharmacy services designed to provide patients with high quality care while controlling pharmacy and overall healthcare costs. Depending on the goals and objectives of the Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services as part of its PBM and/or specialty pharmacy programs, all of which will be described below in greater detail: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education, drug usage and interaction evaluation, pharmacy claims processing, Mail Service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

      Although a significant portion of the Company's revenues are now generated through the management and distribution of Specialty Pharmaceuticals to the genetically impaired and the chronically ill, the Company derives more than a majority of its revenues from the provision of PBM services. The Company believes that its future growth is directly linked to the success of its specialty pharmacy growth strategy and believes that within 24 months, a majority of the Company's revenues will be derived from the provision of specialty pharmaceutical management and distribution operations.

SPECIALTY PHARMACY MANAGEMENT AND DISTRIBUTION

      Through its BioScrip(TM) specialty injectable therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Plan Sponsors' members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has specialty injectable programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplant.

      The Company's specialty pharmaceutical programs are marketed principally to Plan Sponsors in order to control the high cost trends associated with medications for the chronically ill and genetically impaired. As part of a bundled offering, the Company distributes prescription products to Plan Sponsors' Member's and clinically manages each Member's condition from a pharmacoeconomic perspective. In other words, the Company attempts to maximize patient outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy. In adhering to the guidelines, the Company also attempts to minimize or control the costs associated with a Member's condition.

      The Company also distributes high-cost injectable and infusion prescription medications and provides clinical management services to patients through its Vitality Home Infusion Services, Inc., d/b/a Vitality Pharmaceutical Services ("Vitality"), subsidiary, acquired in January 2002, located in Roslyn Heights, New York. While BioScrip is marketed exclusively to Plan Sponsors, Vitality markets its products and services to physician practice groups, hospitals, and, in some cases, directly to patients.

      Through its American Disease Management Associates L.L.C. ("ADIMA") subsidiary located in Livingston, New Jersey, the Company distributes and administers high cost specialty infusion therapies to patients requiring principally immunosuppression blood products, such as IGG, parenteral nutrition products, such as TPN, and antibiotic therapies such as rocephin or vancomycin. Unlike the Company's other specialty programs, patients being serviced through ADIMA have their therapies administered by IV certified nurses.

      Unlike many of the Company's competitors, which focus on particular pharmaceutical products within a limited number of chronic disease states, the Company offers numerous products within a larger number of disease states, since it is attempting to control a Plan Sponsor's overall pharmacy and medical expenditures in the most clinically appropriate manner. In contrast, many of the Company's competitors focus on increasing the market share of a particular product and increasing profitability through its relationship with the manufacturer of that particular product.

The following services are available through the Company's Specialty programs:

      PHARMACY CASE MANAGEMENT ("PCM") - The Company provides Plan Sponsors' Members with access to the BioScrip pharmacy case management team ("PCM Team"), which is a specialized unit of skilled professionals including Pharmacists, Registered Nurses, Certified Pharmacy Technicians, Case Managers and Customer Service Representatives. The PCM Team is available via phone to both providers and patients, 24 hours per day, seven days per week. Each PCM Team member is cross trained in case management as well as individual disease states, in order to provide Plan Sponsors and its Members with a variety of basic services, including:

      PRIOR AUTHORIZATIONS - The Company, in conjunction with the contracted Plan Sponsor, develops effective criteria and protocols for the effective management of specialty pharmaceutical care. Criteria are reviewed prior to the onset of therapy to minimize incorrect prescribing, thereby reducing unnecessary cost.

      THERAPY ASSESSMENT - On-going monitoring of a Member's therapy is performed at disease specific intervals to assure adherence to therapy, desired response to therapy and any necessary interventions to enhance patient care.

      PATIENT ENROLLMENT - The PCM Team is the main point of contact for both physicians and patients during the enrollment process. PCM team members are responsible for identifying immediate patient needs, triggering important patient and physician mailings and following through on the enrollment process and delivery of the initial prescription.

      RISK ASSESSMENT - The PCM Team will engage all new patients in an initial assessment to determine the patient's knowledge level, self-care ability and non-compliance risk. Depending on the results of this assessment, patients are classified and an appropriate monitoring program is selected and administered. Patients are reassessed at appropriate times during their treatment as determined by the PCM Team.

      EDUCATION. Each PCM Team member is trained in disease state management and treatment issues, and will be a valuable resource for both patients and physicians in answering treatment questions pertaining to such topics as side effects, self-administration and compliance issues.

      COMPLIANCE MONITORING. The PCM Team will collectively track the patient's progress and will initiate reminders, reinforcements and non-compliance alerts to both physicians and the patient. They are the catalyst for understanding compliance risks and taking action to coordinating the support necessary to maximize the patient's treatment.

      COORDINATED MEDICATION DELIVERY. BioScrip's pharmacy will provide express delivery of medications to the patient's point of service including a physician's office. Special handling techniques such as dry-ice packing are utilized in compliance with manufacturer's specified requirements. In addition to the injectable medication, BioScrip also provides Sharps containers, syringes and ancillary materials needed for administration of the product. Express delivery via overnight courier is provided without additional charge to the patient or physician.

      PHARMACY DATA SERVICES. The Company utilizes claims, medical and laboratory data to analyze and evaluate pharmaceutical utilization and cost trends to support our customers' understanding of such information through the generation of reports for management and Plan Sponsor use, and presentation of information vital to the Plan Sponsors' understanding of their particular pharmaceutical utilization and cost trends. These services include drug utilization review, quality assurance, claims and laboratory analysis. The Company has developed proprietary systems to provide Plan Sponsors with real-time access to pharmacy, financial, claims, prescriber and dispensing data.

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

PBM SERVICES

    The Company's PBM services offer small to mid-sized Plan Sponsors a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM services available to the Company's customers include the following:

    FORMULARY AND BENEFIT DESIGN. The Company offers to its clients customized, flexible formulary and benefit plan designs to meet their specific program requirements. Formulary design may assist in controlling program costs by focusing, to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily on two areas: (i) generic substitution, which involves the selection of generic drugs as a cost-effective alternative to their bio-equivalent brand name drugs within a therapeutic category, and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. Increased usage of generic drugs by Company-managed programs also enables the Company to obtain purchasing concessions and other financial incentives on generic drugs, which may be shared with Plan Sponsors. After a formulary has been established by a Plan Sponsor, rebates on brand name drugs are also negotiated with drug manufacturers and are often shared with plan sponsors.

    Many Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, however, the Company believes that both public and private Plan Sponsors have become increasingly receptive to controlling pharmacy costs by restricting the availability of certain drugs within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines, to the extent clinically appropriate. Once a Plan Sponsor decides to utilize a "restricted" or "closed" formulary, the Company actively involves its clinical staff with a Plan Sponsor's Pharmacy and Therapeutics Committees (which typically consists of local Plan Sponsors, prescribers, pharmacists and other health care professionals) to design clinically appropriate formularies in order to control pharmacy costs. The composition of the formulary is the responsibility of, and subject to the final approval of, the Plan Sponsor.

    The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by controlling pharmacy reimbursement to ensure that non-formulary drugs are not dispensed to a plan member, subject to certain limited exceptions. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Over utilization of medication is monitored and managed through quantity limitations, based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before less favored therapies are covered, are also established by the Company in conjunction with the Plan Sponsors' Pharmacy and Therapeutics Committees to control improper utilization of certain high-risk or high-cost medications.

     CLINICAL SERVICES. Plan Sponsors' formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made, however, for coverage of non-formulary or non-preferred drugs (other than certain excluded products) when documented to be clinically appropriate for a particular patient. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, the Company employs procedures to override restrictions on non-formulary medications for a particular patient and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost formulary drugs may be overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are granted or denied within 48 hours after request. Requests for, and appeals of denials of coverage in those cases are handled by the Company through its staff of trained pharmacists and board certified pharmacotherapy specialists, subject to a Plan Sponsor's ultimate authority over all such requests and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, the Company authorizes, without prior approval, short-term supplies of all medication unless specifically excluded by a plan.

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

      DISEASE MANAGEMENT. The Company designs and administers programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases, such as diabetes and asthma. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under "Specialty Pharmacy Management and Distribution," many of these same tools are used by the Company in delivering specialty pharmaceutical services and products to patients afflicted with the chronic diseases managed by the Company.

      BEHAVIORAL HEALTH PHARMACY SERVICES. In recent years, Plan Sponsors, particularly MCOs, have recognized the specialized behavioral health needs of certain of its Members. As a result, many MCOs have segregated those afflicted with behavioral health issues into separately managed programs. The Company provides pharmaceutical-related services that encourage the proper and cost-effective utilization of behavioral health medication to enrollees within the segregated population within separate behavioral health organizations, which are traditionally (but not always) affiliated with that MCO. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or sub optimal prescribing practices. These services are integrated into the Plan Sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

      PHARMACY DISPENSING FACILITY. The Company believes that program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors' Members by the use of Mail Service programs through its pharmacy dispensing facility. The Company provides these Mail Service dispensing services from a new, fully automated fulfillment facility in Columbus, Ohio to Members typically receiving maintenance medications. The facility utilizes some of the industry's latest pharmacy technology currently available in the market place. This affords the Company and its Plan Sponsors the ability to reduce cost through the Company's Mail Service as compared to the more costly retail distribution of prescription products.

CAPITATED BILLING ARRANGEMENTS

      In addition to traditional fee-for-service billing arrangements, the Company had historically offered capitated fee billing arrangements to its MCO customers. A capitated fee arrangement permits a Plan Sponsor to incur a fixed fee per member (a "capitated" program), which allows for cost shifting to the Company where aggregate PBM costs exceed pre-established per member amounts and a premium or greater financial benefit to the Company where costs are less than pre-established per member amounts. For 2002, the Company has remaining one material capitated arrangement with an MCO. The Company presently anticipates that capitated arrangements will represent approximately 6.8% of the Company's 2002 revenues. For the year ended December 31, 2001, approximately 21.2% of the Company's revenues were generated from capitated contracts compared to approximately 28.0% in 2000 while non-capitated business (including mail order services) represented approximately 78.8% and 72.0%, respectively.

PROVISION FOR LOSS CONTRACTS

    Generally, loss contracts arise only on capitated contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability of the Company to restrict an MCOs' formulary to the extent anticipated by the Company at the time contracted PBM services are implemented, thereby resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts and management does not believe that there is an overall trend towards losses on its existing capitated contracts.

SALES, MARKETING AND SERVICING

      The Company offers Plan Sponsors comprehensive pharmaceutical services that manage all aspects of a Plan Sponsor's pharmaceutical needs, including the specialty pharmacy services described above. The Company believes that its ability to offer a full line of services, including its specialty pharmacy products and services, provides it a competitive edge over its competition. The Company has also been successful in contracting to provide specialty pharmaceutical services, typically on a non-exclusive or preferred basis to Plan Sponsors, clinics, hospitals and physician groups not previously contracted with the Company for non-specialty PBM services.

      The Company markets its specialty pharmaceutical programs to MCO's without regard to the number of members, third party administrators, physician practice groups and hospitals. Unlike many of its competitors, the Company also markets these programs to other typically smaller pharmacy benefit managers, which do not have the same resources as the Company or which otherwise have determined not to develop independent specialty pharmacy operations.

    The Company markets its PBM services to small- to mid-sized public and private health plans and MCOs, typically having 400,000 or less members, self-funded groups, small employer groups, labor unions and third party administrators representing some or all of the aforementioned groups. The Company primarily relies on its own national sales force to solicit business from Plan Sponsors, as well as third party administrators and commissioned independent agents and brokers.

    As with all of the Company's products and services, the Company offers Mail Service programs in conjunction with PBM and specialty, pharmaceutical distribution programs. When offered in conjunction with its other programs, Mail Service may be subject to the target marketing focus of the PBM. When offered as a program without PBM services, the Company's Mail Service programs are offered to MCO's and other plans without regard to that Plan Sponsors size.

THE TENNCARE(R) PROGRAM.

    Historically, a majority of the Company's revenues were derived from providing PBM services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare(R) program and behavioral health organizations ("BHOs") participating in the State of Tennessee's TennCare(R) Partners program. From January 1994 through December 31, 1998, the Company provided its PBM services as a subcontractor to RxCare of Tennessee, Inc. ("RxCare").

    The Company and RxCare discontinued their relationship on December 31, 1998. The negotiated termination of its relationship with RxCare, among other things, allowed the Company to directly market its services to Tennessee customers (including those under contract with RxCare at such time) prior to the expiration of that relationship. The Company's marketing efforts resulted in the Company executing agreements with all of the MCOs for the TennCare(R) lives previously managed through RxCare, as well as substantially all third party administrators ("TPAs") and employer groups previously managed through the RxCare relationship.

    The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expired on December 31, 2001 and was renewed without material modification through December 31, 2002. In addition, the State of Tennessee and the Federal governments have agreed to negotiate towards an additional two-year extension of the waiver through December 31, 2004. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004, there can be no assurances that such waiver will be renewed after December 31, 2002, that pharmacy benefits will continue under the TennCare(R) Program or that the MCO's currently being serviced by the Company will continue their respective relationships with it under the existing or a successor program or on the same or similar terms and conditions. If the waiver is not renewed and the Company is not providing PBM services and/or distributing specialty products to those lives under a successor program or arrangement, then the failure to provide such services could have a material and adverse affect on the financial position and results of operations of the Company. Moreover, should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCOs ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

COMPETITION

    The Company faces substantial competition within the pharmaceutical healthcare services industry. This industry includes a number of large, well-capitalized companies with nationwide operations, such as AdvancePCS,

Inc., Caremark Rx, Inc., Express Scripts, Inc., Merck-Medco Managed Care, L.L.C., MedImpact Healthcare Systems, Inc. and WellPoint Pharmacy Management as well as many smaller organizations typically operating on a local or regional basis. The Company also competes with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill and genetically impaired. These competitors include Accredo Health Inc., Chronimed, Inc., Gentiva Health Services, Inc. and Priority Healthcare Corporation. Some of the Company's competitors are under common control or ownership by brand name drug manufacturers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals and/or the pricing of PBM services. Some of the Company's primary competitors have a substantially larger portion of the market share than the Company's existing market share. Moreover, some of the Company's competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to the Company. As a result of such advantageous pricing, the Company may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However, as relates to its specialty programs, the Company does not believe that it competes strictly on the cost of particular products, rather it offers customers the opportunity to lower overall pharmaceutical and medical cost while providing high quality care.

GOVERNMENT REGULATION

    GENERAL. As a participant in the healthcare industry, the Company's operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, distribution and management of prescription drugs and related services and affect or may affect the Company. The Company believes that it is in compliance with all legal requirements material to its operations.

    In the second quarter of 2000, the Company entered into a global settlement agreement with the Office of Inspector General (the "OIG"), within the U.S. Department of Health and Human Services ("HHS"), and the State of Tennessee relating to certain civil and criminal charges brought against former officers of the Company's predecessor. The Company did not admit any wrongdoing in the global settlement agreement but agreed to enter into a corporate integrity agreement in order to ensure ongoing compliance with the requirements of Medicare, Medicaid and all other Federal health care programs. Under the terms of this agreement, the Company is required to, among other things, implement a corporate compliance program, conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and institute a formal reporting procedure to disclose possible violations to the OIG. In addition to these requirements, the Company must submit annual reports with respect to the status of its compliance activities. Although compliance with the corporate integrity agreement is designed to reduce the risk of violations of laws and regulations relevant to our business, the Company is required to report any such potential violations to the OIG and the U.S. Department of Justice. The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, it may be subject to an increased risk of sanctions or penalties, including exclusion from participation in the Medicare or Medicaid programs. The Company anticipates maintaining certain compliance related oversight procedures after the expiration of the corporate integrity agreement in June 2005.

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

    Other statutes and regulations may also affect the Company's Mail Service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

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

    The Company dispenses prescription drugs pursuant to orders received through its ScripPharmacy.com Web site, as well as other affiliated Web sites. Accordingly, the Company may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration (the "FDA"), or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to the Company's operations, certain of the Company's operations could be adversely affected by such licensure legislation.

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

    FDA REGULATION. The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmaceutical manufacturers that control, directly or indirectly, a PBM. The FDA has indicated that it does not intend to finalize the Draft Guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of the Company's PBM business, including the internet sale of prescription drugs.


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

    LEGISLATION IMPOSING PLAN DESIGN MANDATES. Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restriction design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to pharmacy benefits. For example, some states provide that members of a plan may not be required to use network providers, but that must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a patient may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates, including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (generally, HMOs and health insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (as to plans governed by ERISA), certain operations of the Company could be adversely affected.

    Other states have enacted legislation purporting to prohibit health plans from requiring or offering members financial incentives for use of mail order pharmacies.

    ANTI-KICKBACK LAWS. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by Medicare or state health care programs (including Medicaid programs and Medicaid waiver programs). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. Management carefully considers the importance of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. Violation of the Federal anti-kickback statute could subject the Company to criminal and/or civil penalties, including exclusion from Medicare and Medicaid (including TennCare(R)) programs or state-funded programs in the case of state enforcement.

    The federal anti-kickback law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the federal statutes broad scope, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interest, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. In late 1999, the HHS adopted final rules revising the discount safe harbor to protect certain rebates. Because this revision is fairly recent, the guidance on how the safe harbor revision will be interpreted is not fully developed. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

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

    REIMBURSEMENT. Approximately 47% of the Company's revenue is derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-kickback laws and/or the Stark laws. Also, the Company indirectly provides benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, the Company's reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While the Company believes that it can service its current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

    PRIVACY AND CONFIDENTIALITY LEGISLATION. Most of the Company's activities involve the receipt or use by the Company of confidential medical, pharmacy or other health-related information concerning individual Members, including the transfer of the confidential information to the Member's health benefit plan. In addition, the Company uses aggregated and blinded (anonymous) data for research and analysis purposes. In December 2000, HHS issued final regulations regarding the privacy of individually-identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). This final rule on privacy applies to a health care patient's medical information that could be used to identify the individual identity of the patient. We refer to this information as protected health information. The final rule mandates the protection of protected health information in any format, including both electronic and paper records, and imposes extensive requirements on the way in which health care providers such as us, as well as Plan Sponsors and their business associates, use and disclose protected health information. The final rule gives patients significant rights to understand and control how their protected health information is used and disclosed. Organizations subject to the rule will have until April 14, 2003 comply with its provisions and implement appropriate policies and procedures to safeguard protected health information. HIPAA will likely increase our burden and costs of regulatory compliance with respect to our health improvement programs and other information-based products, alter our reporting to certain Plan Sponsors and may reduce the amount of information we may use if patients do not consent to such use. Sanctions for failing to comply with standards issued pursuant to HIPAA include possible jail time, criminal penalties of up to $250,000 and civil fines of up to $25,000. In addition, HHS has proposed, but not yet finalized, regulations pursuant to HIPAA that govern the security of individually-identifiable health information.

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

EMPLOYEES

    At January 31, 2002, the Company employed a total of 360 people, including 36 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in leased office space in Elmsford, New York. The Company also leases commercial office space for its above-described operations in South Kingstown, Rhode Island; Columbus, Ohio; Livingston, New Jersey; Roslyn Heights, New York; and Nashville, Tennessee.

ITEM 3.  LEGAL PROCEEDINGS

    Until settled on April 2, 2001, the Company had been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock, par value $0.0001 per share ("Common Stock"), is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbol "MIMS". The following table represents the range of high and low sales prices for the Company's Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                 High           Low
                                                ---------------------
      2000:     First Quarter...........        $ 8.63        $ 2.44
                Second Quarter..........        $ 4.38        $ 1.69
                Third Quarter...........        $ 2.75        $ 1.44
                Fourth Quarter..........        $ 2.13        $ 0.63

      2001:     First Quarter...........        $ 2.56        $ 0.81
                Second Quarter..........        $ 6.65        $ 2.16
                Third Quarter...........        $ 12.58       $ 5.93
                Fourth Quarter..........        $ 18.33       $ 9.46


    As of March 15, 2002, there were 100 stockholders of record in addition to approximately 9,295 stockholders whose shares were held in nominee name.

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

    During the three months ended December 31, 2001, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Item 7 of this Report and with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.


                                                                                      YEAR ENDED DECEMBER 31,
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                 -------------------------------------------------------------------------------
Statement of Operations Data                     2001              2000             1999            1998                1997
--------------------------------------------------------------------------------------------------------------------------------

Revenue (1)                                    $ 456,646         $ 338,171        $ 350,693       $ 432,609           $ 217,432
Special charges and Tenncare reserve
 adjustment                                       (2,476)(8)             -            6,029(2)        3,700(3)                -
Net income (loss) (4,5,8)                         14,202            (1,823)          (3,785)          4,271             (13,497)
Net income (loss) per basic share                   0.67             (0.09)           (0.20)           0.28               (1.07)
Net income (loss) per diluted share (6)             0.64             (0.09)           (0.20)           0.26               (1.07)
Weighted average shares outstanding
   used in computing basic income (loss)
   per share                                      21,273            19,930           18,660          15,115              12,620
Weighted average shares outstanding
   used in computing diluted income (loss)
   per share                                      22,289            19,930           18,660          16,324              12,620




                                                                                   AS OF DECEMBER 31,
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  -------------------------------------------------------------------------------
BALANCE SHEET DATA                                2001            2000                 1999                 1998          1997
---------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                       $ 12,487        $ 1,290              $ 15,306             $ 4,495       $ 9,593
Investment securities                                  -              -                 5,033              11,694        22,636
Working (deficit) capital                          9,307        (11,184)                8,995              19,823         9,333
Total assets                                     139,819        120,401               115,683             110,106        62,727
Capital lease obligations,
   net of current portion                          1,031          1,621                   718                 598           756
Long-term debt, net of current portion                 -              -                 2,279               6,185 (7)         -
Stockholders' equity                              60,296         39,505                35,187              39,054        16,810


--------------------------

(1) Beginning in 2001, as required by EITF Issue No. 00-22, the Company adopted a new method of recording rebates received from manufacturers as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue. Prior to 2001 the Company recorded the difference between rebates billed and the rebates shared with customers as a reduction of cost of revenue. The years 1997, 1998, 1999 and 2000 have all been reclassified to give effect to this new methodology for comparative purposes.

(2) In 1999, the Company recorded $6,029 of special charges for estimated losses on contract receivables relating to Tennessee Health Partnership, Preferred Health Plans and Xantus Health Plans of Tennessee ("Xantus"), as further described in Note 9 of Notes to Consolidated Financial Statements.

(3) In 1998, the Company recorded two special charges, one for $1,500 and the other for $2,200, in connection with the negotiated termination of the RxCare relationship and amounts paid in settlement of the Federal and State of Tennessee investigation relating to the conduct of two former officers of the Company prior to the Company's initial public offering, respectively.

(4) Net income (loss) includes legal expenses advanced for the defense of two former officers for the years 2000, 1999, 1998, and 1997 in the amounts of $3,100, $1,400, $ 1,300, and $800, respectively.

(5) In the fourth quarter of 2000, the Company recorded a provision for loss of $2,300 on its investment in Wang Healthcare Information Systems.

(6) The historical loss per common share for the years 2000, 1999 and 1997 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.

(7) This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental.

(8) In 2001, $2.5 million of adjustments were made to the Company's Tenncare(R) Reserve account. The first adjustment for $1 million occurred in the first quarter of 2001 relating to the Company's settlement on favorable terms of its commercial dispute with Tennessee Health Partnership. The second adjustment, of $1.5 million, occurred in the third quarter, related to the receipt of monies previously treated as uncollectible from Xantus. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion should be read in conjuction with the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Report. This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

OVERVIEW

    The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit, special pharmaceutical distribution and other pharmacy-related healthcare solutions. The Company combines its clinical expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective benefit recipients covered by the customers' pharmacy related health benefit.

    The Company provides a broad array of pharmacy benefit and pharmacy products and services to individuals ("Members") receiving health benefits principally through health insurers (including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other funded plan sponsors (collectively, "Plan Sponsors"). The Company's programs include the distribution of biotech and other prescription medications to the chronically ill and genetically impaired, the provision of pharmacy benefit management ("PBM") services to Members of Plan Sponsors, and the distribution of prescription maintenance medications to Plan Sponsors' Members by Mail Service. Depending on the goals and objectives of Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services as part of its PBM and specialty pharmacy programs: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, Mail Service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

BUSINESS

    In 2001, the Company primarily derived its revenues from agreements to provide PBM services, which includes prescription Mail Service to the Members of Plan Sponsors in the United States. The Company also provided specialty pharmacy services to chronically ill or genetically impaired patients that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals. The Company believes that its future growth is directly linked to the success of its specialty pharmacy growth strategy and believes that within 24 months, a majority of the Company's revenues will be derived from the provision of specialty pharmaceutical management and distribution operations.

RECENT DEVELOPMENT

    On March 14, 2002, the Justice Department charged our independent auditor, Arthur Andersen LLP, with a single felony count of obstruction of justice for destruction of documents related to its audit of Enron Corp. In response to this indictment, the Securities and Exchange Commission publicly announced that it has requested and received assurances from Andersen that it will continue to audit financial statements in accordance with generally accepted accounting standards and applicable professional and firm standards, including quality control standards. The Commission also stated that it has been advised by Andersen that if it becomes unable to provide these assurances, it would advise the Commission immediately. The Commission further stated that as long as Andersen continues to be in a position to provide these assurances, the Commission would continue to accept financial statements audited by Andersen in public filings. We obtained from Andersen certain representations concerning audit quality controls, including representations regarding the continuity of Andersen personnel working on our audit and the availability of national office consultation. Investors can call a hotline set up by the Commission, 1-800-SEC-0330, or e-mail the Commission at help@sec.gov, with any questions.

SIGNIFICANT ACCOUNTING POLICIES

    We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Our significant accounting policies that impact our results are included in Note 2 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    For the year ended December 31, 2001, the Company recorded revenues of $456.6 million compared with 2000 revenues of $338.2 million, an increase of $118.4 million. The increase in revenues was the result of continued growth in all of the Company's businesses. Revenue from the Company's specialty pharmaceutical services approximated $41.5 million for 2001, compared to $17.9 million in 2000. The principal reasons for the increase are the development and growth of the Company's BioScrip injectable distribution services offerings and the inclusion of ADIMA's revenues for all of 2001. In 2000, ADIMA's results were included for five months (from August 4, 2000, the date of acquisition). For the year ended December 31, 2001, approximately 21.2% of the Company's revenue was generated from capitated contracts compared to approximately 28% in 2000. Based upon its present contractual arrangements, the Company anticipates that less than 7% of its revenues in 2002 will be derived from capitated contracts.

    Cost of revenue for 2001 increased to $403.2 million from $303.0 million for 2000, an increase of $100.2 million commensurate with the increases in revenue discussed above. Cost of revenue with respect to contracts with Plan Sponsors participating in the TennCare(R) program decreased $1.6 million from 2000 to 2001. Cost of revenue from commercial business increased $64.1 million, which includes an increase of $9.9 million from the inclusion of the full year of ADIMA's operating results. For the year ended December 31, 2001, gross profit increased $18.2 million to $53.4 million, from $35.2 million at December 31, 2000. Gross profit as a percentage of revenue increased to 11.7% in 2001 from 10.4% for the prior year. Gross margins were positively impacted in 2001 as a result of the increase in the Company's specialty pharmaceutical distribution services, which have higher associated gross profit margins than the Company's PBM and Mail Service businesses, as well as lower pharmaceutical utilization in the Company's capitated PBM contracts. Additionally, margins were positively impacted by a full year of ADIMA's operating results.

    In the first quarter of 2001, the Company adopted a new method of recording pharmaceutical manufacturers' rebates that are shared with the Company's PBM customers. As a result, the Company has recorded rebates shared with its customers as a reduction of revenue, and rebates billed to manufacturers as a reduction to cost of revenue. Prior to this, the Company recorded the net difference between rebates billed and rebates shared with customers as a reduction of cost of revenue. For comparative purposes, revenue and cost of revenue for the years ended December 31, 2000 and 1999 have been reclassified to reflect this change.

    General and administrative expenses increased $4.6 million to $38.5 million in 2001 from $33.9 million in 2000, an increase of 13.6%. This increase was primarily the result of the inclusion of ADIMA's operating expenses for all of 2001 and increases related to the Company's general growth, including the hiring of additional key management in support of the Company's specialty pharmaceutical, PBM and Mail Service businesses net of legal expenditures incurred in 2000 arising out of the Company's obligation to advance legal fees to two former officers. As a percentage of revenue, general and administrative expenses decreased to 8.4% in 2001 from 9.1% in 2000.

    On May 4, 2000, the Company reached a negotiated settlement with Preferred Health Plans ("PHP"), pursuant to which, among other things, the Company retained rebates that would have otherwise been due and owing PHP. PHP paid the Company an additional $0.9 million and each party released the other from any and all liability with respect to past or future claims. This agreement did not have a material effect on the Company's results of operations or financial position.

    In 1999, the Company recorded special charges of $3.3 million for estimated future losses related to this dispute and another TennCare(R) provider. Early in 2001, the Company reached an agreement in principle with Tennessee Health Partnership ("THP") pursuant to which the Company paid THP $1.3 million in satisfaction of all claims between the parties. The terms of the settlement were favorable to the Company and $1 million of excess reserves no longer required were credited to income during the first quarter of 2001. In addition, approximately $1.5 million resulting from the collection of receivables from Xantus and the adjustment of related reserves provided for in prior years was credited to income in the third quarter of 2001. See Note 9 of Notes to Consolidated Financial Statements.

    For the year ended December 31, 2001, the Company recorded amortization of goodwill and other intangibles of $2.2 million compared to $1.5 million in 2000. This increase is due to inclusion of a full year of goodwill amortization for ADIMA.

    For the year ended December 31, 2001, the Company recorded net interest expense of $0.06 million compared to net interest income of $0.8 million for the year ended December 31, 2000, a net decrease of $0.86 million, primarily due to lower cash balances after the Company's then cash on hand in 2000 was used to purchase ADIMA.

    For the year ended December 31, 2001, the Company recorded a net profit of $14.2 million, or $0.64 per diluted share, which included one-time special gains totaling $2.5 million before taxes. This compares with a net loss of $1.8 million, or $0.09 per share, for the year ended December 31, 2000, which included special one-time charges of $5.4 million relating to the legal defense costs of two former officers and the write off of a non-operating investment.

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $22.3 million for the year ended December 31, 2001, which include one time special gains of $2.5 million, compared to EBITDA of $4.8 million for the year ended December 31, 2000. EBITDA for the year ended December 31, 2000 was approximately $8.0 million, excluding the Company's legal defense costs of two former officers.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    For the year ended December 31, 2000, the Company recorded revenues of $338.2 million compared with 1999 revenues of $350.7 million, a decrease of $12.5 million. Contracts with Plan Sponsors participating in the TennCare(R) program accounted for decreased revenues of $43.3 million, principally as a result of the State of Tennessee assuming financial responsibility for the TennCare(R) dual eligible Members and the decrease in the number of TennCare(R) contracts managed by the Company, partially offset by an increase in revenue of $1.4 million related to a settlement of fees associated with 1998 services. Revenue increases as a result of the acquisition of ADIMA and an increase in commercial PBM and Mail Service revenues from both new and existing accounts increased revenue by $34.3 million. For the years ended December 31, 2000, approximately 28% of the Company's revenue was generated from capitated contracts compared to approximately 32% in 1999.

    Cost of revenue for 2000 decreased to $303.0 million from $320.4 million for 1999, a decrease of $17.4 million, commensurate with the decrease in revenue discussed above. Cost of revenue with respect to contracts with Plan Sponsors participating in the TennCare(R) program decreased $49.7 million from 1999 to 2000. Cost of revenue from commercial business increased $37.2 million, which includes an increase of $4.9 million from the purchase of ADIMA. For the year ended December 31, 2000, gross profit increased $4.9 million to $35.2 million, from $30.3 million at December 31, 1999. Gross profit increases of $6.4 million in TennCare(R) business resulted primarily from lower pharmaceutical utilization on TennCare(R) capitated agreements, as well as $1.4 million related to a settlement of fees associated with 1998 that was recorded in 2000. Gross profit increases in TennCare(R) business were offset by decreases in gross profit of $5.3 million in commercial and mail order business, and increases of $3.8 million contributed by the Company's acquisition of ADIMA.

    General and administrative expenses increased $5.9 million to $33.9 million in 2000 from $28.0 million in 1999, an increase of 21%. $1.7 million of this increase is a result of increased legal expenditures primarily arising out of the Company's obligations to advance legal fees to former officers. In addition, the acquisition of ADIMA contributed $1.3 million of the increase and the remainder was attributable to severance obligations to two executives, higher levels of depreciation due to capital improvements in our fulfillment facility, and increased costs associated with a larger sales force in 2000. As a percentage of revenue, general and administrative expenses increased to 10.0% in 2000 from 8.0% in 1999.

    In 1999, the Company incurred one-time special charges of $6.0 million for Xantus PHP and THP, as discussed below. See Note 9 of Notes to Consolidated Financial Statements.

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

    For the year ended December 31, 2000, the Company recorded a net loss of $1.8 million or $0.09 per share. This includes a one time, non-operating provision for $2.3 million relating to the Company's loss on its investment in Wang Healthcare Information Systems ("WHIS"). This compares with a net loss of $3.8 million, or $0.20 per share, for the year ended December 31, 1999. In 1997, the Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock of WHIS, par value $0.01 per share, for an aggregate purchase price equal to $2.3 million. Due to changes in the financial situation at WHIS and its ability to access capital, the Company recorded a provision for loss on this investment in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company utilizes both funds generated from operations and available credit under its credit facility for acquisitions, capital expenditures and its general working capital needs. For the year ended December 31, 2001, net cash provided to the Company from operating activities totaled $11.0 million primarily due to increased business.

    Cash used in investing activities was $3.7 million primarily due to the acquisition costs of $1.5 million for Community Prescription Service, Inc. ("CPS") in May 2001, and the earnouts for other acquisitions which together used cash of $2.2 million. The Company also purchased $2.6 million of equipment in support of the Company's Mail Service and fulfillment facility located in Columbus, Ohio.

    Net cash provided by financing activities in the year ended December 31, 2001 was $3.9 million. Stock options exercised for $7.3 million were partially offset by the Company's purchase of treasury stock of $2.6 million.

    At December 31, 2001, the Company had working capital of $9.3 million compared to a working capital deficit of $11.2 million at December 31, 2000. This is primarily due to increased cash on hand of $11.2 million, and an increase of $9.7 million in receivables due to increased business. Increased cash on hand was partially offset by an increase in claims payable of $8.7 million. Working capital was also impacted by a decrease in payables to Plan Sponsors as a result of payment acceleration.

    On November 1, 2000 the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility is, and will continue to be, used for working capital purposes and future acquisitions in support of the Company's business plan. The Facility has a three-year term, provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1% and is secured by receivables of the Company's principal operating subsidiaries. The facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreement governing the Facility. As of March 15, 2002, there was outstanding $9.2 million under the Facility as a result of the Company's acquisition of Vitality in January 2002.

    As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand and available credit to fund the Company's anticipated working capital and other operational cash needs for at least the next 12 months.

    The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its specialty pharmacy, Mail Service and PBM businesses, which the Company would expect to fund from cash on hand, the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

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

    At December 31, 2001, the Company had unused Federal net operating loss carryforwards of $40.3 million, which will begin expiring in 2009. In the opinion of management, as the Company has not had a history of consistent profitability, it is uncertain whether the Company will realize the benefit from its deferred tax assets and has provided a valuation allowance.

    As of December 31, 2001, certain of the company's Federal net operating loss carryforwards are subject to limitation and may be utilized in a future year upon release of the limitation. If Federal net operating loss carryforwards are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

OTHER MATTERS

    In 1998, the Company recorded a $2.2 million special charge against earnings in as a result of an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving, among others, two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775,000 in 2000, payment of $900,000 in 2001, and payment of $525,000 in 2002.
At December 31, 2001, $525,000 is outstanding and included in accrued expenses.

    The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expired on December 31, 2001 and was renewed without material modification through December 31, 2002. In addition, the State of Tennessee and the Federal governments have agreed to negotiate towards an additional two-year extension of the waiver through December 31, 2004. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004, there can be no assurances that such waiver will be renewed after December 31, 2002, that pharmacy benefits will continue under the TennCare(R) Program or that the MCO's currently being serviced by the Company will continue their respective relationships with it under the existing or a successor program or on the same or similar terms and conditions. If the waiver is not renewed and the Company is not providing PBM and/or distributing specialty products to those lives under a successor program or arrangement, then the failure to provide such services could have a material and adverse affect on the financial position and results of operations of the Company. Moreover, should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCOs ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

    Historically, as a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs had been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCOs' Members during the colder months. The resulting increase in pharmaceutical costs impacted the profitability of capitated contracts. Currently, the Company has no capitated PBM arrangements with MCOs participating in the TennCare(R) program. Fee for service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability. The Company presently anticipates that less than 7% of its revenues for 2002 will be derived from capitated arrangements.

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

    In the first quarter of 2001, the Company commenced a stock repurchase program under which it was authorized to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions. In February 2001, the Company repurchased 1,298,183 shares of Common Stock at a price of $2.00 per share in private transactions. See "Certain Relationships and Related Transactions" below. Since that date, the Company has not repurchased any additional shares of its Common Stock.

    On March 23, 2002, Mr. Richard Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1.7 million loan from the Company, together with all accrued and unpaid interest thereon. This loan, together with accrued and upaid interest, totaled approximately $2.1 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt. At December 31, 2001 the Company did not have any long term debt. The Company does not invest in or otherwise use derivative financial instruments.

    At December 31, 2001, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, and debt approximate fair value due to their short-term nature.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of MIM Corporation and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of MIM Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIM Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 16, 2002


                                                  MIM CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                            DECEMBER 31,
                                              (In thousands, except for share amounts)


                                                                                        2001                      2000
                                                                                 --------------------     ---------------------
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                              $ 12,487                   $ 1,290
     Receivables, less allowance for doubtful accounts of $5,543 and $8,333
          at December 31, 2001 and 2000, respectively                                         70,089                    60,808
     Inventory                                                                                 3,726                     2,612
     Prepaid expenses and other current assets                                                 1,439                     1,680
                                                                                 --------------------     ---------------------
           Total current assets                                                               87,741                    66,390

Property and equipment, net                                                                    9,287                    10,813
Due from officer                                                                               2,132                     2,012
Other assets, net                                                                              1,650                     2,163
Intangible assets, net                                                                        39,009                    39,023
                                                                                 --------------------     ---------------------
           TOTAL ASSETS                                                                    $ 139,819                 $ 120,401
                                                                                 ====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current portion of capital lease obligations                                              $ 594                     $ 592
     Current portion of long-term debt                                                             -                       165
     Accounts payable                                                                          4,468                     2,964
     Claims payable                                                                           46,564                    39,337
     Payables to Plan Sponsors                                                                21,063                    29,040
     Accrued expenses and other current liabilities                                            5,745                     5,476
                                                                                 --------------------     ---------------------
           Total current liabilities                                                          78,434                    77,574

Capital lease obligations, net of current portion                                              1,031                     1,621
Other non-current liabilities                                                                     58                       589
Minority interest                                                                                  -                     1,112
                                                                                 --------------------     ---------------------
           TOTAL LIABILITIES                                                                  79,523                    80,896
                                                                                 --------------------     ---------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 par value; 5,000,000 shares authorized,
          no shares issued or outstanding                                                          -                         -
     Common stock, $.0001 par value; 40,000,000 shares authorized,
          22,004,101 and 21,547,312 shares issued and outstanding
          at December 31, 2001 and 2000, respectively                                              2                         2

     Additional paid-in capital                                                              105,424                    97,010
     Accumulated deficit                                                                     (42,196)                  (56,398)
     Treasury stock, 1,398,183 and 100,000 shares at cost
          at December 31, 2001 and 2000, respectively                                         (2,934)                     (338)
     Stockholder notes receivable                                                                  -                      (771)
                                                                                 --------------------     ---------------------
           Total stockholders' equity                                                         60,296                    39,505
                                                                                 --------------------     ---------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 139,819                 $ 120,401
                                                                                 ====================     =====================

The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                  2001         2000         1999
                                                                  ----         ----         ----

Revenue                                                        $ 456,646    $ 338,171    $ 350,693

Cost of revenue                                                  403,243      302,991      320,388
                                                               ---------    ---------    ---------

         Gross profit                                             53,403       35,180       30,305

General and administrative expenses                               38,489       30,811       26,656
Legal fees due to indemnification responsibility                       -        3,098        1,353
Amortization of goodwill and other intangibles                     2,200        1,450        1,064
TennCare reserve adjustment                                       (2,476)           -        6,029
                                                               ---------    ---------    ---------

         Income (loss) from operations                            15,190         (179)      (4,797)

Interest (expense) income, net                                       (56)         766        1,012
Provision for loss on investment                                       -        2,300            -
                                                               ---------    ---------    ---------

         Income (loss) before provision for income taxes          15,134       (1,713)      (3,785)

Provision for income taxes                                           932          110            -
                                                               ---------    ---------    ---------

         Net income (loss)                                     $  14,202    $  (1,823)   $  (3,785)
                                                               =========    =========    =========


Basic income (loss) per common share                           $    0.67    $   (0.09)   $   (0.20)
                                                               =========    =========    =========

Diluted income (loss) per common share                         $    0.64    $   (0.09)   $   (0.20)
                                                               =========    =========    =========

Weighted average common shares used
         in computing basic income (loss) per common share        21,273       19,930       18,660
                                                               =========    =========    =========

Weighted average common shares used
         in computing diluted income (loss) per common share      22,289       19,930       18,660
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

                                                  MIM CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (IN THOUSANDS)


                                                                           ADDITIONAL                   STOCKHOLDER    TOTAL
                                              COMMON        TREASURY       PAID-IN       ACCUMULATED    NOTES          STOCKHOLDERS
                                              STOCK         STOCK          CAPITAL       DEFICIT        RECEIVABLE     EQUITY


Balance December 31, 1998                     $      2      $      -       $ 91,603      $(50,790)      $ (1,761)      $ 39,054
                                              ========      ========       ========      ========       ========       ========

Payments of stockholder loans                        -             -              -             -            245            245
Exercise of stock options                            -             -              5             -              -              5
Non-employee stock option
   compensation expense                              -             -              6             -              -              6
Purchase of treasury stock                           -          (338)             -             -              -           (338)
Net loss                                             -             -              -        (3,785)             -         (3,785)
                                              --------      --------       --------      --------       --------       --------

Balance December 31, 1999                     $      2      $   (338)      $ 91,614      $(54,575)      $ (1,516)      $ 35,187
                                              ========      ========       ========      ========       ========       ========

Payments of stockholder loans                        -             -              -             -            745            745
Exercise of stock options                            -             -            333             -              -            333
Shares issued in connection with
   ADIMA acquisition                                 -             -          5,034             -              -          5,034
Non-employee stock option
   compensation expense                              -             -             29             -              -             29
Net loss                                             -             -              -        (1,823)             -         (1,823)
                                              --------      --------       --------      --------       --------       --------

Balance December 31, 2000                     $      2      $   (338)      $ 97,010      $(56,398)      $   (771)      $ 39,505
                                              ========      ========       ========      ========       ========       ========

Reclassification of stockholders

       loans to other assets                         -             -              -             -            771            771
Exercise of stock options                            -             -          7,274             -              -          7,274
Issuance of common stock to employees                -             -             28             -              -             28
Dissolution of MIM Strategic                         -             -          1,112             -              -          1,112
Purchase of treasury stock                           -        (2,596)             -             -              -         (2,596)
Net income                                           -             -              -        14,202              -         14,202
                                              --------      --------       --------      --------       --------       --------

Balance December 31, 2001                     $      2      $ (2,934)      $105,424      $(42,196)             -       $ 60,296
                                              ========      ========       ========      ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                  MIM CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        SOURCE (USE) OF CASH
                                                      YEARS ENDED DECEMBER 31,
                                                           (IN THOUSANDS)

                                                                                               2001            2000           1999
                                                                                               ----            ----           ----
Cash flows from operating activities:

       Net income (loss)                                                                     $ 14,202       $ (1,823)      $ (3,785)
       Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities net of acquisitions:
            Depreciation and amortization                                                       6,358          4,876          3,220
            Loss on investment                                                                      -          2,300              -
            TennCare reserve adjustment                                                        (2,476)             -              -
            Issuance of stock to non-employees                                                      -             29              6
            Issuance of stock to employees                                                         28              -              -
            Provision for losses on receivables and due from affiliates                         1,383            571          6,537
       Changes in assets and liabilities, net of acquisitions
            Receivables, net                                                                   (9,684)         8,989         (4,709)
            Inventory                                                                          (1,114)        (1,013)           410
            Prepaid expenses and other current assets                                             241           (297)          (490)
            Accounts payable                                                                    1,504         (2,236)        (1,887)
            Claims payable                                                                      8,723         (4,364)         6,847
            Payables to Plan Sponsors and others                                               (7,977)         4,869          7,681
            Accrued expenses                                                                      269         (1,067)          (934)
            Non-current liabilities                                                              (531)           500              -
                                                                                             --------       --------       --------
                 Net cash provided by operating activities                                     10,926         11,334         12,896
                                                                                             --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

            Purchases of property and equipment                                                (2,632)        (6,634)        (2,180)
            Purchases of investment securities                                                      -         (4,000)        (7,070)
            Maturities of investment securities                                                     -          9,033         13,731
            Costs of acquisitions, net of cash acquired                                        (2,186)       (19,638)          (669)
            Purchases of other investments                                                          -              -            (36)
            Repayments of stockholder notes                                                       504            745            245
            Due from affiliates, net                                                             (120)          (163)        (1,815)
            Decrease (increase) in other assets                                                   780         (1,905)           361
                                                                                             --------       --------       --------
                 Net cash (used in) provided by investing activities                           (3,654)       (22,562)         2,567
                                                                                             --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

            Principal payments on capital lease obligations                                      (588)          (514)          (699)
            Decrease in debt                                                                     (165)        (2,607)        (3,620)
            Proceeds from exercise of stock options                                             7,274            333              5
            Purchase of treasury stock                                                         (2,596)             -           (338)
                                                                                             --------       --------       --------
                 Net cash provided by (used in) financing activities                            3,925         (2,788)        (4,652)
                                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                                           11,197        (14,016)        10,811

CASH AND CASH EQUIVALENTS--BEGINNING OF PERIOD                                                  1,290         15,306          4,495
                                                                                             --------       --------       --------

CASH AND CASH EQUIVALENTS--END OF PERIOD                                                     $ 12,487       $  1,290       $ 15,306
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

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                 (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES:

The Company paid $465, $657 and $277 of interest for each of the years ended December 31, 2001, 2000, and 1999, respectively.

Capital lease obligations of $0, $1,495 and $807 were incurred to acquire equipment for each of the years ended December 31, 2001, 2000, and 1999, respectively.

In connection with the acquisition of American Disease Management Associates L.L.C. ("ADIMA"), the Company issued 2,700 shares of its common stock, par value $0.0001 per share, valued at $5,034 during the year ended December 31, 2000.

In 2001, there was a contribution of a minority interest to additional paid-in capital upon dissolution of a subsidiary of $1,112.

In 2001, the Company reclassified stockholder notes receivable of $771 to other assets. During 2001, the stockholder repaid $504 of the notes outstanding. As of December 31, 2001, $267 of the stockholder notes are outstanding and included in other assets.


        The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

NOTE 1--NATURE OF BUSINESS

CORPORATE ORGANIZATION

    MIM Corporation (the "Company" or "MIM") is a pharmaceutical healthcare organization delivering innovative pharmacy benefit, special pharmaceutical distribution and other pharmacy-related healthcare solutions to Plan Sponsors, principally managed care organizations and third party administrators. The Company combines its clinical expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective benefit recipients covered by the customers' pharmacy related health benefit.

    The Company provides a broad array of pharmacy benefit and pharmacy products and services to individuals ("Members") receiving health benefits principally through health insurers (including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other funded Plan Sponsors ("Plan Sponsors"). The Company's programs include the distribution of biotech and other high-cost prescription medications to the chronically ill and genetically impaired, the provision of pharmacy benefit management ("PBM") services to members of Plan Sponsors, and the distribution of prescription maintenance medications to Plan Sponsors' Members through mail service ("Mail Service"). All of the Company's programs include the provision of clinical pharmacy services, designed to provide patients with high quality care while controlling pharmacy and overall health care costs. Depending on the goals and objectives of the Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services as part of its PBM and/or Specialty Pharmacy Programs, all of which will be described below in greater detail: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education, drug usage and interaction evaluation, pharmacy claims processing, Mail Service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

BUSINESS

    In 2001, the Company primarily derived its revenues from agreements to provide PBM services, which includes prescription Mail Service to the Members of Plan Sponsors in the United States. The Company also provided specialty pharmacy services to chronically ill or genetically impaired patients that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals.

    A portion of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCOs") participating in the State of Tennessee's TennCare(R) program.

    Through its BioScrip(TM) specialty injectable therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Plan Sponsors' members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has injectable specialty programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplant.

    The Company also distributes prescription medications and provides clinical management services to patients through its Vitality Pharmaceutical Services ("Vitality") subsidiary located in Roslyn Heights, New York, acquired in January 2002. While BioScrip is marketed exclusively to Plan Sponsors, Vitality also markets its products and services to physician practice groups, hospitals, and, in some cases, directly to patients.

    On August 4, 2000, the Company acquired all of the issued and outstanding membership interest of ADIMA. The aggregate purchase price approximated $24,000, and included $19,000 in cash and 2.7 million shares of MIM common stock valued at that time at $5,000. ADIMA, located in Livingston, New Jersey, distributes and administers high cost specialty infusion therapy to patients requiring principally immunosuppression blood products, such as IGG, parenteral nutrition products, such as TPN, and antibiotic therapies such as rocephin or vancomycin. Unlike the Company's other specialty programs, patients being serviced through ADIMA have their therapies administered by IV certified nurses. The consolidated financial statements include the results of ADIMA from the date of acquisition.

    On May 1, 2001, the Company acquired Community Prescription Service, Inc. ("CPS") for $1,500, plus acquisition costs. The acquisition was treated as a purchase for financial reporting purposes. Based on a final appraisal, the Company has recorded intangible assets in connection with that acquisition which will be amortized over three to seven years. Operating results of CPS, which are included in the accompanying statements of operations from the date of acquisition, were not material to the results of operations for the twelve months ended December 31, 2001.

   The following unaudited consolidated pro forma financial information has been prepared assuming ADIMA was acquired as of January 1, 1999, with pro forma adjustments for amortization of goodwill and interest income. The pro forma financial information is presented for informational purposes only and is not indicative of the results that would have been realized had the acquisition been made on January 1, 1999. The Company's statement of operations for the year ended December 31, 2001 include ADIMA's results of operations for the entire period. In addition, this pro forma financial information for the year ended December 31, 1999 and 2000 is not intended to be a projection of future operating results.

                                                YEAR ENDED DECEMBER 31
                                                ----------------------
                                                       2000             1999
                                                       ----             ----

Revenues .............................              $ 380,032         $388,611
Net loss .............................              $     (85)        $ (1,933)
Basic loss per share .................                  (0.00)            (.09)
Diluted loss per share ...............                  (0.00)            (.09)



      The pro forma amounts above include $10,328 and $11,191 of revenues from the operations of ADIMA for the period from January 1, 2000 and 1999 respectively through the acquisition date.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

      The consolidated financial statements include the accounts of MIM Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVENTORY

       Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets are as follows:

ASSET                                                                USEFUL LIFE
-----                                                                -----------
Computer and office equipment.................                        3-5 years
Furniture and fixtures........................                        5-7 years

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

DEFERRED FINANCING COSTS

      Deferred financing costs, which are included in other assets, represent fees incurred in connection with obtaining debt financing and are amortized over the life of the related debt.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets represent the cost in excess of the fair market value of the tangible net assets acquired in connection with acquisitions. Amortization expense for the years ended December 31, 2001, 2000 and 1999, was $2,200, $1,450 and $1,064, respectively. Goodwill is amortized over periods ranging from twenty to twenty-five years and other intangible assets are amortized over four to six years.

      Intangible assets comprised the following as of December 31:

                                                                2001            2000
                                                                ----            ----

Goodwill                                                       $41,415       $40,607
Other intangibles                                                2,636         1,258
                                                               -------       -------
Total                                                           44,051        41,865
Less:  Amortization of goodwill and other intangibles            5,042         2,842
                                                               -------       -------

Net intangible assets                                          $39,009       $39,023
                                                               =======       =======




LONG-LIVED ASSETS

      The Company periodically reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company does not believe such events or changes in circumstances have occurred.

CLAIMS PAYABLE

      The Company is responsible for all covered prescriptions provided to plan members during the contract period. At December 31, 2001 and 2000, certain prescriptions were dispensed to members for whom the related claims had not yet been presented to the Company for payment. Estimates of $124 and $693 at December 31, 2001 and 2000, respectively, for these claims are included in claims payable.

PAYABLES TO PLAN SPONSORS

      Payables to Plan Sponsors represent the sharing of pharmaceutical manufacturers' rebates with the Plan Sponsors, as well as profit sharing plans with certain capitated contracts.

REVENUE RECOGNITION

      CAPITATED AGREEMENTS. The Company's capitated contracts with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsor members in return for a fixed fee per member per month paid by the Plan Sponsor. Capitated contracts generally have a one-year term or, if longer, provide for adjustment of the capitated rate each year. These contracts are subject to rate adjustment or termination upon the occurrence of certain events.

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

      Generally, loss contracts arise only on capitated contracts and primarily result from higher than expected pharmacy utilization rates, higher than expected inflation in drug costs and the inability to restrict formularies, resulting in higher than expected drug costs. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts and management does not believe that there is an overall trend towards losses on its existing capitated contracts.

  All revenue is recorded net of the rebate share payable to Plan Sponsors.

      FEE-FOR-SERVICE AGREEMENTS. Under fee-for-service PBM contracts, revenues from orders dispensed by the Company's pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist, through the on line claims processing systems. The Company assumes financial risk through having independent contractual arrangements with its Plan Sponsors and retail network pharmacy providers.

      PRESCRIPTION SERVICES. The Company's integrated pharmacy benefit services include the delivery of pharmaceutical services and products. Such services and products may be provided by the Company's pharmacy dispensing facility, by ADIMA, or by one of its network pharmacies. Such products must be provided and dispensed before the total pharmacy benefit service is billed under the fee for services agreements described above.

COST OF REVENUE

   Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. For the years ended December 31, 2001, 2000 and 1999, gross rebates earned on rebate sharing arrangements on pharmacy benefit management contracts were $38,572, $45,230 and $43,611, respectively.

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

EARNINGS PER SHARE

   Basic earnings (loss) per common share are based on the weighted average number of shares outstanding and diluted earnings per share are based on the weighted average number of shares outstanding, including common stock equivalents. For the years ended December 31, 2000 and 1999, diluted loss per share is the same as basic loss per share because the inclusion of common stock equivalents would be anti-dilutive.


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                      2001                2000                1999
                                                                      ----                ----                ----
Numerator:
            Net Income (loss)                                       $ 14,202           $ (1,823)           $ (3,785)
                                                                    ========           ========            ========

Denominator - Basic:
            Weighted average number of common
               shares outstanding                                     21,273,000         19,930,000          18,660,000
                                                                    ============       ============        ============
            Basic income (loss) per common share                    $   0.67           $  (0.09)           $  (0.20)
                                                                    ============       ============        ============

Denominator - Diluted:
            Weighted average number of common
               shares outstanding                                     21,273,000         19,930,000          18,660,000
            Common share equivalents of outstanding
               stock options                                           1,016                  0                   0
                                                                    ------------      -------------       -------------
            Total shares outstanding                                  22,289,000         19,930,000          18,660,000
                                                                    ============       ============        ============
            Diluted income (loss) per common share                  $   0.64           $  (0.09)           $  (0.20)
                                                                    ============       ============        ============


INDUSTRY SEGMENTS

   The Company operates in one industry segment.

DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

ACCOUNTING FOR STOCK-BASED COMPENSATION

   The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 11).

RECENT ACCOUNTING PRONOUNCEMENTS

   In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue. Prior to adoption of EITF 00-22, the Company recorded the difference between the rebates received and the rebates shared with customers as a reduction of cost of revenue. The adoption of EITF 00-22 required the Company to classify $27,401 and reclassify $31,623 and $26,727 of rebates shared as reductions of revenue for years ended December 31, 2001, 2000, and 1999, respectively.

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establishes accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company is required to adopt these standards on January 1, 2002. During the year ended December 31, 2001 the Company continued to amortize its existing goodwill and intangible assets. The Company expects that a substantial amount of its goodwill will no longer be amortized upon adoption.

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

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Ling-Lived Assets", which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment of disposal of ling-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segment of a business. The company plans to adopt the standard at the beginning of 2002, and does not expect that the adoption of SFAS No. 144 will have any effect on its results of operations, financial position or cash flows.

RECLASSIFICATIONS

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to current year presentation.

NOTE 3--INVESTMENT

   On June 23, 1997, the Company acquired an 8% interest in Wang Healthcare Information Systems, Inc. ("WHIS"), which markets PC-based clinical information systems to physicians utilizing patented image-based technology. The Company purchased 1,150,000 shares of the Series B Convertible Preferred Stock of WHIS, for an aggregate purchase price equal to $2,300. Due to changes in the financial situation at WHIS and its ability to access capital, the Company recorded a provision for loss in the amount of $2,300 on this investment in 2000.

NOTE 4--RELATED PARTY TRANSACTIONS

   The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and a former officer and director of the Company (the "Founder"). Rent expense was approximately $56, $51 and $56 for the years ended December 31, 2001, 2000, and 1999.

STOCKHOLDER NOTES RECEIVABLE

   On March 23, 2002, Mr. Richard Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1,700 loan, together with all accrued and unpaid interest thereon, totalling approximately $2,100. Interest income on the note was $121, $161 and $101 for the years ended December 31, 2001, 2000 and 1999, respectively.

   The Company had a $502 note receivable outstanding with the Founder as of December 31, 2000. The note was repaid in 2001. Interest income on the note was $41 for the year ended December 31, 2001, and $46 for the years ended December 31, 2000 and 1999, respectively.

   The Company has a $267 and $269 note receivable from Alchemie outstanding as of December 31, 2001 and 2000, respectively. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $29, $27 and $29 for the years ended December 31, 2001, 2000 and 1999. This note was paid in full on January 31, 2002.

    The Company had a $780 note receivable from the Founder outstanding as of December 31, 1999. The note was fully repaid in 2000. Interest income on the notes was $27 and $56 for the years ended December 31, 2000 and 1999, respectively.

    In 2001, the Company reclassified the then outstanding stockholder notes receivable from the Founder of approximately $771 from a reduction of stockholders' equity to other assets. Although the loans did not originate from the issuance of, or were otherwise collateralized by, the Company's equity securities, the Company initially classified the promissory notes in equity due to the nature of the borrowers' relationship to the Company at the time of the notes' origination. At that time, the Founder was the President and majority stockholder of the Company. As such, the borrowers and the Company were entities under common control at that time and the promissory notes were therefore treated as equity. The Founder is no longer an officer, director or majority stockholder of the Company and accordingly, the borrowers and the Company are no longer considered to be entities under common control. As of December 31, 2001, only the remaining note receivable from Alchemie is outstanding and included in other assets.

INDEMNIFICATION

    Under certain circumstances, the Company was obligated to indemnify and advance defense costs to two former officers (one of which is a former director and still principal stockholder of the Company) of a subsidiary of the Company in connection with their involvement in the Federal and State of Tennessee investigation of which they are the subject. During 2001, 2000 and 1999, the Company advanced and expensed $0, $3,098 and $1,353, respectively, for the former officers' legal costs in this matter.

NOTE 5--PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following at December 31:

                                                                                          2001          2000
                                                                                          ----          ----
Computer and office equipment, including equipment acquired under capital leases       $ 18,000      $ 15,483
Furniture and fixtures                                                                    1,149         1,095
Leasehold improvements                                                                    1,117         1,056
                                                                                       --------      --------
                                                                                         20,266        17,634
Less:  Accumulated depreciation                                                         (10,979)       (6,821)
                                                                                       --------      --------
        Property and equipment, net                                                    $  9,287      $ 10,813
                                                                                       ========      ========



NOTE 6--LONG TERM DEBT

    On November 1, 2000 the Company entered into a $45,000 revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing up to $45,000 at the London Inter-Bank Offered Rate (LIBOR) plus 2.1% (4.25% as of December 2001). A 0.5% fee is incurred monthly when the line is not utilized. In connection with the issuance of the Facility, the Company incurred financing costs of $1,642, which are included in other assets and are being amortized over the term of the agreement. The facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreement governing the Facility. As of December 31, 2001 and 2000, the Company had no amounts outstanding under the revolving credit facility.

NOTE 7 - MINORITY INTEREST

      On June 28, 2001, the Company dissolved MIM Strategic Marketing, LLC ("Strategic"), a joint venture of which the Company was the majority investor. The Company does not have any repayment obligation to the minority interest investor under Strategic's operating agreement or under the laws of the state of its formation. As a result of this dissolution, the minority interest balance of $1,112 has been reclassified to additional paid in capital.

NOTE 8  -TREASURY STOCK

      In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share.

NOTE 9--COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

    The Company has previously disputed several improper reductions of payments by Tennessee Health Partnership ("THP"). In addition, there existed a dispute over whether or not certain items should have been included under the Company's respective capitated arrangements with THP and Preferred Health Plans ("PHP"). In 1999, the Company recorded a special charge of $3,300 for estimated future losses related to these disputes.

    In early 2001, the Company reached an agreement in principle with THP. The Company paid THP $1,300 in satisfaction of all claims between the parties. The terms of the settlement were favorable to the Company and $1 million of excess reserves no longer required were credited to income during the first quarter of 2001.

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

    On March 31, 1999, the State of Tennessee, (the "State"), and Xantus Healthplans of Tennessee, Inc. ("Xantus"), entered into a consent decree under which Xantus was placed in receivership under the laws of the State of Tennessee. On September 2, 1999, the Commissioner of the Tennessee Department of Commerce and Insurance (the "Commissioner"), acting as receiver of Xantus, filed a proposed plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus. A rehabilitation under receivership, similar to reorganization under federal bankruptcy laws, was approved by the Chancery Court (the "Court") of the State of Tennessee, and allows Xantus to remain operating as a TennCare(R) MCO, providing full health care related services to its enrollees. Under the Plan, the State, among other things, agreed to loan to Xantus approximately $30,000 to be used solely to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, the Company received $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to retain under the terms of the preliminary rehabilitation plan for Xantus. The Company recorded a special charge in 1999 of $2,700 for the estimated loss to the Company due to the Plan. A plan for the payment of the remaining amounts has not been finalized and the recovery of any additional amounts is uncertain. In 2001, the Company recorded a $1.5 million adjustment to the TennCare reserve resulting from the collection of receivables from Xantus and the adjustment of related reserves provided for in prior years.

    In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. The definitive agreement covering this settlement was executed on June 15, 2000, and required payment of $775 in 2000, $900 in 2001 and $525 to be paid in 2002.

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

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain key employees that expire at various dates through February 2004. Total minimum commitments under these agreements are approximately as follows:

2002 ................................               $1,002
2003 ................................                  921
2004 ................................                   49

                                                    ------
Total ...............................               $1,972
                                                    ======




OPERATING LEASES

    The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 are as follows:

2002 .................................              $1,275
2003 .................................               1,181
2004 .................................               1,046
2005 .................................                 915
2006 .................................                 931
Thereafter ...........................               2,345

                                                    ------
Total ................................              $7,693
                                                    ======

    Rent expense for non-related party leased facilities and equipment was approximately $1,439, $1,292 and $995 for the years ended December 31, 2001, 2000 and 1999, respectively.

CAPITAL LEASES

    The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31, 2001 are as follows:

2002 ...........................................................          $  720
2003 ...........................................................             670
2004 ...........................................................             420
2005 ...........................................................              35
                                                                          ------
Total minimum lease payments ...................................           1,845
Less:  Amount representing interest ............................             220
                                                                          ------
Obligations under leases .......................................           1,625
Less:  Current portion of lease obligations ....................             594
                                                                          ------
                                                                          $1,031
                                                                          ======


NOTE 10--INCOME TAXES

    The effect of temporary differences that give rise to a significant portion of federal deferred taxes is as follows as of December 31:

                                                                                            2001                2000
                                                                                            ----                ----

     Deferred tax assets (liabilities): .......................................          $  2,181           $  4,063
       Reserves not currently deductible ......................................              (596)              (273)
       Goodwill and intangibles ...............................................             4,944              8,123
       Federal net operating loss carryforwards generated from operations .....             9,145              7,453
       Federal net operating loss carryforwards generated from stock options ..               140                220
                                                                                         --------           --------
       Property basis differences .............................................            15,814             19,586
            Subtotal ..........................................................           (15,814)           (19,586)
                                                                                         --------           --------
       Less: valuation allowance
            Net deferred taxes ................................................          $      -           $      -
                                                                                         ========           ========


    The Company's reconciliation of the expected Federal provision (benefit) rate to the effective income tax rate is as follows:

                                                                                       2001         2000         1999
                                                                                       ----         ----         ----
Tax provision (benefit) at statutory rate ....................................      $ 5,297      $  (582)      $(1,286)
State tax provision (benefit) , net of Federal taxes .........................          629          110          (250)
Change in the valuation allowance relating to
  deferred tax assets/liabilities generated from operations...................       (5,464)         357         1,088
Amortization of goodwill and other intangibles ...............................          359          361           431
Other ........................................................................          111         (136)           17
                                                                                    -------      -------        ------
     Provision for income taxes ..............................................      $   932      $   110        $    -
                                                                                    =======      =======        ======


    At December 31, 2001, the Company had unused Federal net operating loss carryforwards of $40,253, which will begin expiring in 2009. In the opinion of management, as the Company has not had history of consistent profitability, it is uncertain whether the Company will realize the benefit from its deferred tax assets and has provided a valuation allowance.

    As of December 31, 2001, certain of the company's Federal net operating loss carryforwards are subject to limitation and may be utilized in a future year upon release of the limitation. If Federal net operating loss carryforwards are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. The following table lists the Company's available Federal net operating loss carryforwards in future years:

                                              Generated    Generated
                                                From       From Stock
                                              Operations     Options    Total
                                              ----------     -------    -----

2002                                           $14,127     $ 2,518     $16,645
2003                                                 -       4,780       4,780
2004                                                 -       2,700       2,700
2005                                                 -       2,700       2,700
2006                                                 -       2,700       2,700
Thereafter                                           -      10,728      10,728
                                               -------     -------     -------
Total unused Federal net operating             $14,127     $26,126     $40,253
loss carryforwards                             =======     =======     =======

NOTE 11--STOCKHOLDERS' EQUITY

STOCK OPTIONS

     The 1996 Incentive Stock Plan (the "1996 Plan") provided for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company's 2001 Incentive Stock Plan (the "2001 Plan," collectively with the 1996 Plan, the "Plans"). Under the 2001 Plan an additional 950,000 shares were authorized for issuance. As of December 31, 2001, 19,193 shares and 74,000 shares remained available for grant under the 1996 Plan and the 2001 Plan, respectively.

     Options granted under the Plans vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options generally are exercisable for 10 years after the date of grant, subject in some cases, to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% stockholder). If NQSOs are granted at an exercise price less than fair market value on the grant date, the amount by which fair market value exceeds the exercise price will be charged to compensation expense over the period the options vest.

     As of December 31, 2001 and 2000, the exercisable portion of outstanding options was 874,699 shares and 924,879 shares, respectively. Stock option activity under the Plans through December 31, 2001 is as follows:

                                                                                          Average
                                                                    Options                Price
                                                                    -------                -----
Balance, December 31, 1998 ..............................          2,084,009             $ 4.1132
     Granted ............................................            969,000             $ 1.8207
     Canceled ...........................................           (292,202)            $ 5.8581
     Exercised ..........................................           (738,450)            $ 0.0067
                                                                   ---------             --------
Balance, December 31, 1999 ..............................          2,022,357             $ 4.2621
     Granted ............................................            615,000             $ 2.1960
     Canceled ...........................................           (360,027)            $ 1.3852
     Exercised ..........................................           (105,167)            $ 3.1657
                                                                   ---------             --------
Balance, December 31, 2000 ..............................          2,172,163             $ 4.2070
     Granted ............................................          1,107,000             $ 8.1885
     Canceled ...........................................           (215,999)            $ 3.4262
     Exercised ..........................................           (510,831)            $ 4.2416
                                                                   ---------             --------
Balance, December 31, 2001 ..............................          1,656,333             $ 5.7929
                                                                   =========             ========



   On April 17, 1998, the Company granted a former officer an option to purchase 1,000,000 shares of Common Stock at $4.50 (then-current market price) in connection with his employment agreement to become the Company's President, Chief Operating Officer and Chief Financial Officer. This option was not granted under the Plan. During 2001, all of the options granted to the former officer were exercised.

    The 1996 Directors Stock Incentive Plan, (the "Directors Plan") was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. 300,000 shares are authorized under the Directors Plan. During 2001, options to purchase 20,000 shares at an exercise price of $13.00 were canceled. As of December 31, 2001, options to purchase 60,000 shares are outstanding at an average exercise price of $5.80. At December 31, 2001, 86,667 shares under the Directors Plan were exercisable.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the years ended December 31:

                                                     2001                           2000                           1999
                                                     ----                           ----                           ----
                                          As Reported     Pro Forma       As Reported     Pro Forma       As Reported     Pro Forma
                                          -----------     ---------       -----------     ---------       -----------     ---------
Net income (loss) ..................      $   14,202      $   12,258      $  (1,823)      $  (4,051)      $  (3,785)      $  (6,019)
Basic income (loss)
   per common  share ...............      $     0.67      $     0.58      $   (0.09)      $   (0.20)      $   (0.20)      $   (0.32)
Diluted income (loss)
   per common  share ...............      $     0.64      $     0.55      $   (0.09)      $   (0.20)      $   (0.20)      $   (0.32)


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

    The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       2001           2000        1999
    Volatility                        104.4%         106.6%       95.5%
    Risk-free interest rate           1.25%           6.25%       6.00%
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

PERFORMANCE SHARES

     Under the Plans, the Company's Board of Directors may grant stock to key employees. The Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance, purchase or other conditions. As of December 31, 2001, the Company has granted 230,000 restricted stock grants (the "Performance Shares") that vest 8 years from the date of grant, or earlier if the Company exceeds certain earnings per share levels in 2001 and 2002. During 2001, the Company did not meet the earnings per share levels to accelerate vesting of the Performance Shares. The Company has recorded cumulative compensation expense of $217 related to these Performance Shares through December 31, 2001 based on the fair market value at the date of grant.

PERFORMANCE UNITS

Under the Plans, performance units may be granted by the Company's Board of Directors to key employees. The terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit are established by the Company's Board of Directors. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1,000 in respect of performance units for any given year. During 2001 and 2000, performance goals were not satisfied, thus there were no amounts paid to employees related to performance. As of December 31, 2001, there are 241,500 performance units outstanding. If the Company exceeds $30,000, $37,500 or $45,000,000 net after tax earnings levels during the year ending December 31, 2002, the Company would have to pay the performance unit value of $10.00, $25.00 or $40.00, respectively, multiplied by the number of units held by each employee.

NOTE 12--CONCENTRATION OF CREDIT RISK

      The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivables during the applicable time period:

                                                                                                    Plan Sponsor
                                                                                  --------------------------------------------------
                                                                                    A           B          C           D         E
                                                                                  --------------------------------------------------
Year ended December 31, 1999
         % of total revenue ..............................................         13%          *          14%         12%      12%
         % of total accounts receivable at period end ....................          *           *          20%         *        10%
Year ended December 31, 2000
         % of total revenue ..............................................         22%         12%         12%         *        *
         % of total accounts receivable at period end ....................          *          14%         18%         *        *
Year ended December 31, 2001
         % of total revenue ..............................................         14%         14%         11%         *        *
         % of total accounts receivable at period end ....................          *          23%         17%         *        *

----------------------------
* Less than 10%.

NOTE 13--PROFIT SHARING PLAN

    The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 15% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions of $86, $65 and $50 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 14--SUBSEQUENT EVENT

    In January 2002, MIM acquired Vitality Home Infusion Services, Inc., d/b/a Vitality Pharmaceutical Services, a national specialty pharmaceutical provider, based in Roslyn Heights, New York, for $45 million, which was paid, $35 million in cash and $10 million in MIM common stock. The cash portion of the purchase price was funded with proceeds from the primary lender under the existing credit facility.

    On March 23, 2002, Mr. Richard Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1,700 loan, together with all accrued and unpaid interest thereon totalling approximately $2,100.

NOTE 15--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    A summary of quarterly financial information for fiscal 2001 and 2000 is as follows:

                                                            ---------------------------------------------------------------------
                                                            First Quarter     Second Quarter    Third Quarter     Fourth Quarter
                                                            ---------------------------------------------------------------------
2001:

         Revenues                                           $   106,036       $   106,851       $   119,886       $   123,873
         Net income                                         $     3,483       $     3,210       $     4,321       $     3,189
         Basic earnings per share                           $      0.17       $      0.16       $      0.20       $      0.15
         Diluted earnings per share                         $      0.17       $      0.15       $      0.19       $      0.14

2000:

         Revenues                                           $    80,517       $    89,107       $    76,919       $    91,629
         Net income (loss)                                  $       725       $     1,082       $       183       $    (3,813)
         Basic earnings (loss) per share                    $      0.04       $      0.06       $      0.01       $     (0.18)
         Diluted earnings (loss) per share                  $      0.04       $      0.06       $      0.01       $     (0.18)



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


                        MIM Corporation and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                          Balance at                  Charged to
                                                         Beginning of  Charges to     Costs and     Other       Balance at
                                                           Period      Receivables    Expenses      Charges     End of Period
                                                         --------------------------------------------------------------------
Year ended December 31, 1999
        Accounts receivable ..........................   $ 2,039       $     -        $ 6,537       $      -    $ 8,576
        Accounts receivable, other ...................   $   403       $     -        $     -       $      -    $   403
                                                         ====================================================================
Year ended December 31, 2000
        Accounts receivable ..........................   $ 8,576       $  (814)       $   571       $      -    $ 8,333
        Accounts receivable, other ...................   $   403       $  (403)       $     -       $      -    $     -
                                                         ====================================================================
Year ended December 31, 2001
        Accounts receivable ..........................   $ 8,333       $(3,193)       $   403(1)    $      -    $ 5,543
        Accounts receivable, other ...................   $     -       $     -        $     -       $      -    $     -
                                                         ====================================================================



    (1) Net in this amount is approximately $1,000 of reserves credited to the Tenncare reserve adjustment for the year ended December 2001, on the statement of operations, upon settlement with THP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information contained under the captions entitled "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained under the captions entitled "Executive Compensation," "Summary Compensation Table," "Compensation Committee Interlocks and Insider Participation," "Compensation of Directors," "Compensation Committee Report on Executive Compensation," "Employment Agreements," "Option Grant Table," "Long Term Incentive Plan - Awards in Last Fiscal Year," "Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values" and "Stockholder Return Performance Graph" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information contained under the caption entitled "Common Stock Ownership by Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption entitled "Certain Relationships and Related Transactions" in our definitive proxy statement to be filed with the SEC in connection with our 2002 Annual Meeting of Stockholders.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A.)    Documents Filed as a Part of this Report


                                                                                                                              PAGE

1.      Financial Statements:

        Report of Independent Public Accountants...............................................................................22

        Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................................23

        Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.............................24

        Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
           December 31, 2001, 2000 and 1999....................................................................................25

        Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.............................26

        Notes to Consolidated Financial Statements.............................................................................28


2.      Financial Statement Schedules:

II.        Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and
                  1999.........................................................................................................42


All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:

Exhibit

Number               Description                                                                                  Location
------------------------------------------------------------------------------------------------------------------------------------


    2.1           Agreement and Plan of Merger by and Among MIM
                  Corporation, CMP Acquisition Corp., Continental
                  Managed Pharmacy Services, Inc. and Principal
                  Shareholders dated as of January 27, 1998......................................(4) (Exh. 2.1)

    2.2           Purchase Agreement, dated as of August 3, 2000,
                  among American Disease Management Associates, LLC
                  its Members and Certain Related Parties, MIM Health
                  Plans, Inc., and MIM Corporation...............................................(11) (Exh. 2.1)

    3.1           Amended and Restated Certificate of Incorporation
                  of MIM Corporation.............................................................(1) (Exh. 3.1)

    3.2           Amended and Restated By-Laws of MIM Corporation................................(5) (Exh. 3(ii))

    4.1           Specimen Common Stock Certificate..............................................(4) (Exh. 4.1)

   10.1           Drug Benefit Program Services Agreement between Pro-Mark
                  Holdings, Inc. and RxCare of Tennessee, Inc., dated as of
                  March 1, 1994, as amended January 1, 1995......................................(1) (Exh. 10.1)

   10.2           Amendment No. 3 to Drug Benefit Program Services
                  Agreement dated October 1, 1998................................................(7) (Exh.10.2)

   10.3           Software Licensing and Support Agreement between
                  ComCoTec, Inc. and Pro-Mark Holdings, Inc. dated
                  November 21, 1994..............................................................(1) (Exh. 10.6)

   10.4           Indemnity letter from MIM Holdings, LLC dated
                  August 5, 1996.................................................................(1) (Exh. 10.36)

   10.5           Employment Agreement between MIM Corporation and
                  Richard H. Friedman dated as of December 1, 1998...............................(7) (Exh.10.14)

   10.6           Amendment No. 1 to Employment Agreement dated as
                  of May 15, 1998 between MIM Corporation and Barry
                  A. Posner  ....................................................................(6) (Exh. 10.50)

   10.7           Employment Agreement between MIM Corporation and
                  Barry A. Posner dated as of March 1, 1999 .....................................(7) (Exh.10.17)


   10.8           Registration Rights Agreement-I between MIM
                  Corporation and John H. Klein, Richard H.
                  Friedman, Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 29, 1996 .........................................(1) (Exh. 10.30)

   10.9           Registration Rights Agreement-II between MIM
                  Corporation and John H. Klein, Richard H. Friedman
                  and Leslie B. Daniels dated July 29, 1996 .....................................(1) (Exh. 10.31)






   10.10          Registration Rights Agreement-III  between MIM
                  Corporation and John H. Klein and E. David Corvese
                  dated July 29, 1996 ...........................................................(1) (Exh. 10.32)

   10.11          Registration Rights  Agreement-IV between MIM
                  Corporation and John H. Klein, Richard H.
                  Friedman, Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996 .........................................(1) (Exh. 10.34)

   10.12          Registration  Rights  Agreement-V between MIM
                  Corporation and Richard H. Friedman and Leslie B.
                  Daniels dated July 31, 1996 ...................................................(1) (Exh. 10.35)

   10.13          Amendment  No. 1 dated  August 12, 1996 to
                  Registration Rights Agreement-IV between MIM
                  Corporation and John H. Klein, Richard H.
                  Friedman, Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996 .........................................(2) (Exh.10.29)

   10.14          Amendment  No.  2 dated  June 16, 1998 to
                  Registration Rights  Agreement-IV between MIM
                  Corporation and John H. Klein, Richard H.
                  Friedman, Leslie B. Daniels, E. David Corvese and
                  MIM Holdings, LLC dated July 31, 1996 .........................................(7) (Exh.10.31)

   10.15          MIM Corporation 1996 Stock Incentive Plan, as
                  Amended December 9, 1996 ......................................................(2) (Exh. 10.32)

   10.16          MIM Corporation 1996 Amended and Restated Stock
                  Incentive Plan, as amended December 2, 1998....................................(7) (Exh.10.33)

   10.17          MIM Corporation 1996 Non-Employee Directors Stock
                  Incentive Plan*................................................................(1) (Exh. 10.29)

   10.18          Lease between Alchemie Properties, LLC and
                  Pro-Mark Holdings, Inc., dated as of December 1,
                  1994...........................................................................(1) (Exh. 10.27)

   10.19          Lease  Agreement between Mutual Properties
                  Stonedale L.P. and MIM Corporation dated April 23,
                  1997...........................................................................(3) (Exh.10.41)

   10.20          Agreement between Mutual Properties Stonedale L.P.
                  and MIM Corporation dated as of April 23, 1997................................. (3) (Exh.10.42)

   10.21          Lease Amendment and Extension Agreement between
                  Mutual Properties Stonedale L.P. and MIM
                  Corporation dated December 10, 1997............................................(3) (Exh.10.43)

   10.22          Lease Amendment and Extension Agreement-II between
                  Mutual  Properties Stonedale L.P. and MIM
                  Corporation dated March 27, 1998...............................................(3) (Exh.10.44)

   10.23          Lease Agreement between Mutual Properties
                  Stonedale L.P. and Pro-Mark Holdings, Inc., dated
                  December 23, 1997..............................................................(3) (Exh.10.45)





   10.24          Amended and Restated 1996 Non-Employee Directors
                  Stock Incentive Plan (effective as of March 1, 1999)...........................(8) (Exh.10.60)

   10.25          Amendment No. 1 to Employment Agreement,
                  dated as of October 11, 1999 between
                  MIM Corporation an Richard H. Friedman ........................................(9) (Exh.10.60)

   10.26          Form of Performance Shares Agreement ..........................................(9) (Exh.10.61)

   10.27          Form of Performance Units Agreement............................................(9) (Exh.10.62)

   10.28          Form of Non-Qualified Stock Option Agreement*..................................(9) (Exh.10.63)

   10.29          Corporate Integrity Agreement between the Office of
                  the Inspector General of the Department of Health and
                  Human Services and MIM Corporation, dated as of
                  June 15, 2000..................................................................(10) (Exh. 10.2)

   10.30          Loan and Security Agreement, dated November 1, 2000,
                  between MIM Funding LLC and HFG Healthco-4 LLC.................................(12) (Exh. 10.1)

   10.31          Receivables Purchase and Transfer Agreement, dated as of
                  November 1, 2000, among MIM Health Plans, Inc.,
                  Continental Pharmacy, Inc., American Disease Management
                  Associates LLC and MIM Funding LLC.............................................(12) (Exh. 10.2)

   10.32          Lease Agreement, dated as of February 24, 2000, by and
                  between American Duke-Weeks Realty Limited Partnership
                  and Continental Managed Pharmacy Services, Inc.................................(13) (Exh. 10.68)

   10.33          First Lease Amendment, dated as of February 24, 2000,
                  by and between Duke-Weeks Realty Limited Partnership
                  and Continental Managed Pharmacy Services, Inc.................................(13) (Exh. 10.69)

   10.34          Lease Agreement, dated as of July 22, 1996, by and between
                  American Disease Management Associates, LLC ("ADIMA")
                  and Regent Park Associates.....................................................(13) (Exh. 10.70)

   10.35          First Amendment of Agreement of Lease, dated as of June 15,
                  1999, by and between ADIMA and Five Regent Park Associates.....................(13) (Exh. 10.71)

   10.36          Second Amendment of Agreement of Lease, dated as of February
                  11, 2000, by and between ADIMA and Five Regent Park
                  Associates.....................................................................(13) (Exh. 10.72)





  10.37           Employment Letter, dated as of February 8, 1999, between
                  the Company and Recie Bomar ...................................................(13) (Exh. 10.73)

  10.38           Asset Purchase Agreement, dated April 4, 2001 among
                  Continental Managed Pharmacy Services Inc., Community
                  Prescription Service, Inc., and its Stockholders..............................(14) (Exh. 10.74)

  10.39           Amended and Restated Certificate of Incorporation of the Registrant
                  (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-1, File No. 333-05327).....................................(15) (Exh. 3.1)

  10.40           Amended and Restated By-Laws of the Registrant  (incorporated by reference to Exhibit  3(ii) to the  Company's Quarterly Report on Form 10-Q
                  for the period ended March 31, 1998)...........................................(15) (Exh. 3.2)

  10.41           Amended and Restated Rights Agreement dated as of May 20,
                  1999, between the Registrant and American Stock Transfer and
                  Trust Company (incorporated by reference to Exhibit 4.1 to
                  Post-Effective Amendment

                  No. 2 to the Registrant's Form 8-A/A dated May 20, 1999).......................(15) (Exh. 4.1)

  10.42           Purchase Agreement among American Disease Management Associates,
                  L.L.C., its Members and Certain Related Partners, MIM Health Plans,
                  Inc. and the Registrant, dated as of August 3, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                  filed August 10, 2000).........................................................(15) (Exh. 4.2)

  10.43           Registration Rights Agreement between the Registrant and
                  Livingston Group LLC dated as of August 3, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
                  filed August 10, 2000).........................................................(15) (Exh. 4.3)

  10.44           Consent of Arthur Andersen LLP.................................................(15) (Exh. 23.2)

  10.45           Employment letter, dated as of June 21, 2001, between MIM
                  Corporation and Donald Foscato  ...............................................(16) (Exh. 10.75)

  10.46           Employment letter, dated as of June 18, 2001, between MIM
                  Health Plans, Inc. and Donald Dindak  .........................................(16) (Exh. 10.76)

  10.47           Employment letter, dated as of June 19, 2001, between MIM
                  Health Plans, Inc and Michael Sicilian  .......................................(16) (Exh. 10.77)

  10.48           Purchase Agreement, dated as of January 9, 2002, among Vitality
                  Home Infusion Services, Inc., Marc Wiener, Barbara Kammerer
                  and MIM Corporation............................................................(17) (Exh. 2.1)

  10.49           Lease Agreement, dated as of January 31, 2002, between Bar-Marc
                  Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc., as Tenant

  10.50 Guaranty of Lease Agreement, dated January 31, 2002, made by the Company in favor of Bar-Marc Realty, LLC





   10.51 Employment Letter, dated October 15, 2001, between the Company and Russel J. Corvese

   10.52          Amendment, dated October 15, 2001, to Employment Letter, dated as of
                  February 8, 1999, between the Company and Recie Bomar

    21            Subsidiaries of the Company

   99.1           Letter to SEC pursuant to Temporary Note 3T

--------------------------------------------------


(1) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996.

(2) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(3) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(4) Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-60647), as amended, which became effective on August 21, 1998.

(5) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(6) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, as amended.

(7) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(8) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999.

(9) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(10) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(11) Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 10, 2000.

(12) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(13) Incorporated by reference to the indicated exhibit to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14) Incorporated by reference to the indicated exhibit to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(15) Incorporated by reference to the indicated exhibit to the company's Form S-3 filed on July 12, 2001.

(16) Incorporated by reference to the indicated exhibit to the company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(17) Incorporated by reference to the indicated exhibit to the company's Form 8-K filed on February 5, 2002.


(B)  Reports on Form 8-K

     NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                                 MIM CORPORATION


                                                 /s/ Donald A. Foscato
                                                 -------------------------------
                                                 Donald A. Foscato
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title(s)                                    Date
--------------------------------------------------------------------------------------------------------------
                                       Chairman and Chief Executive Officer       March 29, 2002
/s/ Richard H. Friedman                (principal executive officer)
---------------------------------
Richard H. Friedman

                                       Chief Financial Officer and Treasurer      March 29, 2002
/s/ Donald A. Foscato                  (principal financial officer)
---------------------------------
Donald A. Foscato

/s/ Louis DiFazio, PhD                 Director                                   March 29, 2002
---------------------------------
Louis DiFazio, PhD

/s/ Louis A. Luzzi, Ph.D.              Director                                   March 29, 2002
---------------------------------
Louis A. Luzzi, Ph.D.


/s/ Richard A. Cirillo                 Director                                   March 29, 2002
---------------------------------
Richard A. Cirillo

/s/ Michael Kooper                     Director                                   March 29, 2002
---------------------------------
Michael Kooper

/s/ Ronald Shelp                       Director                                   March 29, 2002
---------------------------------
Ronald Shelp

/s/ Harold Ford                        Director                                   March 29, 2002
---------------------------------
Harold Ford


                                  EXHIBIT INDEX

 (Exhibits being filed with this Annual Report on Form 10-K)


10.49 Lease Agreement, dated as of January 31, 2002, between Bar-Marc Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc., as Tenant

10.50 Guaranty of Lease Agreement, dated January 31, 2002, made by the Company in favor of Bar-Marc Realty, LLC

10.51 Employment Letter, dated October 15, 2001, between the Company and Russel J. Corvese

10.52 Amendment, dated October 15, 2001, to Employment Letter, dated as of February 8, 1999, between the Company and Recie Bomar

  21        Subsidiaries of the Company

 99.1       Letter to SEC pursuant to Temporary Note 3T