Form 10-Q
period 2002-03-31
MIM CORP
filed 2002-05-15
CIK 1014739

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                                -------------------
                                       OR

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

Yes [X]    No [ ]

     On May 1, 2002 there were outstanding 22,918,291 shares of the Company's common stock, $.0001 par value per share ("Common Stock").


                                            INDEX


PART I        FINANCIAL INFORMATION                                                                 Page Number
----------------------------------------------------------------------------------------------------------------------
     Item 1   Financial Statements

              Consolidated Balance Sheets at March 31, 2002 (unaudited)
                   and December 31, 2001                                                                 1

              Unaudited Consolidated Statements of Income for the three
                    months ended March 31, 2002 and 2001                                                 2

              Unaudited Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2002 and 2001                                         3

              Notes to the Unaudited Consolidated Interim Financial Statements                           5

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                 10

     Item 3   Quantitative and Qualitative Disclosure About Market Risk                                  13


PART II       OTHER INFORMATION

     Item 2   Changes in Securities and Use of Proceeds                                                 14

     Item 6   Exhibits and Reports on Form 8-K                                                          14


     SIGNATURES                                                                                         15





                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                               March 31,         December 31,
                                                                                  2002                2001
                                                                             --------------     ---------------
                                                                              (Unaudited)
ASSETS
Current assets
         Cash and cash equivalents                                            $   1,990           $  12,487
         Receivables, less allowance for doubtful accounts of
              $3,198 and $5,543 at March 31, 2002 and December 31,
              2001, respectively                                                 81,140              70,089
         Inventory                                                               10,009               3,726
         Prepaid expenses and other current assets                                1,708               1,439
                                                                              ---------           ---------
                  Total current assets                                           94,847              87,741

Property and equipment, net                                                       8,989               9,287
Due from affiliates, net                                                             --               2,132
Other assets, net                                                                 1,635               1,650
Intangible assets, net                                                           80,408              39,009
                                                                              ---------           ---------
                  Total assets                                                $ 185,879           $ 139,819
                                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
         Cash overdrafts                                                      $   9,698           $    --
         Current portion of capital lease obligations                               608                 594
         Line of credit                                                           9,014                --
         Accounts payable                                                        11,881               4,468
         Claims payable                                                          51,520              46,564
         Payables to plan sponsors                                               19,117              21,063
         Accrued expenses and other current liabilities                           5,929               5,745
                                                                              ---------           ---------
                  Total current liabilities                                     107,767              78,434

Capital lease obligations, net of current portion                                   873               1,031
Other non current liabilities                                                        58                  58
                                                                              ---------           ---------
                  Total Liabilities                                             108,698              79,523

Stockholders' equity
         Preferred stock, $.0001 par value; 5,000,000 shares authorized,
         250,000 Series A junior participating shares issued and outstanding         --                  --
         Common stock, $.0001 par value; 40,000,000 shares authorized,
         22,903,664 and 22,004,101 shares issued and outstanding
         at March 31, 2002 and December 31, 2001, respectively                        2                   2
         Treasury stock, 1,393,183 shares at cost                                (2,934)             (2,934)
         Additional paid-in capital                                             117,102             105,424
         Accumulated deficit                                                    (36,989)            (42,196)
                                                                              ---------           ---------
                  Total stockholders' equity                                     77,181              60,296
                                                                              ---------           ---------

                  Total liabilities and stockholders' equity                  $ 185,879           $ 139,819
                                                                              =========           =========

              The accompanying notes are an integral part of these consolidated financial statements.









                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)




                                                                               Three Months Ended
                                                                                   March 31,
                                                                           2002               2001
                                                                       --------------------------------
                                                                                  (Unaudited)

Revenue                                                                $ 151,651             $ 106,036

Cost of revenue                                                          135,623                94,400
                                                                       ---------             ---------

         Gross profit                                                     16,028                11,636

Selling, general and administrative expenses                               9,929                 8,403
TennCare(R)reserve adjustment                                               (851)                 (980)
Amortization of intangibles                                                  256                   519
                                                                       ---------             ---------

         Income from operations                                            6,694                 3,694

Interest (expense) income, net                                              (186)                   42
                                                                       ---------             ---------

         Income before provision for income taxes                          6,508                 3,736

Provision for income taxes                                                 1,301                   253
                                                                       ---------             ---------

         Net income                                                    $   5,207             $   3,483
                                                                       =========             =========


Basic income per common share                                          $    0.23             $    0.17
                                                                       =========             =========

Diluted income per common share                                        $    0.22             $    0.17
                                                                       =========             =========

Weighted average common shares used
in computing basic income per common share                                22,541                20,884
                                                                       =========             =========

Weighted average common shares used
in computing diluted income per common share                              23,991                20,980
                                                                       =========             =========


 The accompanying notes are an integral part of these consolidated financial statements.







                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                      Three Months Ended
                                                                               ----------------------------------
                                                                                March 31,             March 31,
                                                                                  2002                  2001
                                                                               ----------------------------------
                                                                                             (Unaudited)

Cash flows from operating activities:
Net income                                                                       $  5,207            $  3,483
     Adjustments to reconcile net income to net cash
     provided by operating activities:
           Depreciation and amortization                                            1,343               1,416
           TennCare(R)reserve adjustment                                             (851)               (980)
           Provision for losses on receivables                                        169                 305
     Changes in assets and liabilities, net of acquired assets:
           Receivables, net                                                        (4,463)             (5,479)
           Inventory                                                               (2,185)             (1,296)
           Prepaid expenses and other current assets                                 (158)                283
           Accounts payable                                                         1,482                 930
           Claims payable                                                           4,956               8,788
           Cash overdrafts                                                          9,698                --
           Payables to plan sponsors and others                                    (1,946)             (3,423)
           Accrued expenses                                                          (321)                 86
           Non-current liabilities                                                   --                  (232)
                                                                                 --------            --------
                Net cash provided by operating activities                          12,931               3,881
                                                                                 --------            --------

Cash flows from investing activities:
           Purchase of property and equipment                                        (735)             (1,144)
           Cost of acquisitions, net of cash acquired                             (35,024)               (275)
           Due from affiliates, net                                                 2,132                 (37)
           Decrease in other assets                                                     6                 210
                                                                                 --------            --------
                Net cash used in investing activities                             (33,621)             (1,246)
                                                                                 --------            --------

Cash flows from financing activities:
           Borrowings on line of credit                                             9,014                --
           Principal payments on capital lease obligations                           (144)               (159)
           Proceeds from exercise of stock options                                  1,323                --
           Purchase of treasury stock                                                --                (2,596)
           Decrease in debt                                                          --                   (56)
                                                                                 --------            --------
                Net cash provided by (used in) financing activities                10,193              (2,811)
                                                                                 --------            --------

Net decrease in cash and cash equivalents                                         (10,497)               (176)

Cash and cash equivalents--beginning of period                                     12,487               1,290
                                                                                 --------            --------

Cash and cash equivalents--end of period                                         $  1,990            $  1,114
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





                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                 (In thousands)


                                                                                      Three Months Ended
                                                                               ----------------------------------
                                                                                March 31,             March 31,
                                                                                  2002                  2001
                                                                               ----------------------------------
                                                                                           (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                                $     224           $     151
                                                                                =========           =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
        Reclassification of stockholder notes to other assets                   $      --                 771
                                                                                =========           =========


Stock issued in connection with acquisition,
       including certain transaction costs for services received                $  10,355           $      --
                                                                                =========           =========



















                        MIM CORPORATION AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated interim financial statements of MIM
Corporation and its subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. The results of operations and cash flows for the three months ended
March 31, 2002 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 2002.

     These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the Commission.

     The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic income per common share and diluted income per common share:

                                                                Three Months Ended
                                                                     March 31,
                                                               2002            2001
                                                           ---------         ---------
Numerator:
         Net income .................................      $ 5,207            $ 3,483
                                                           =======            =======

Denominator - Basic:
         Weighted average number of common
              shares outstanding ....................       22,541             20,884
                                                           =======            =======

         Basic income per common share ..............      $  0.23            $  0.17
                                                           =======            =======

Denominator - Diluted:
         Weighted average number of common
              shares outstanding ....................       22,541             20,884
         Common share equivalents of outstanding
              stock options .........................        1,450                 96
                                                           -------            -------

         Total shares outstanding ...................       23,991             20,980
                                                           =======            =======

         Diluted income per common share ............      $  0.22            $  0.17
                                                           =======            =======

NOTE 3 - STOCKHOLDER NOTES RECEIVABLE

     In March 2001, the Company reclassified stockholders' notes receivable of approximately $771 from a reduction of stockholders' equity to other assets. Although the promissory notes did not originate from the issuance of, or were otherwise collateralized by, the Company's equity securities, the Company initially classified the promissory notes as equity due to the nature of the borrowers' relationship to the Company at the time of the notes' origination. At that time, the borrowers were affiliated (through common ownership) with an individual (the "Founder") who was the founder, President, director and majority stockholder of the Company. As such, the borrowers and the Company were entities under common control at that time and the promissory notes were therefore treated as equity of the Company. The Founder is no longer an employee, officer, director or majority stockholder of the Company, or otherwise associated or affiliated with the Company, and, accordingly, the borrowers and the Company are no longer considered to be entities under common control. The accounting treatment of the promissory notes was therefore reclassified from a reduction of stockholders' equity to other assets.

     On March 23, 2002, Mr. Richard H. Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1,700 loan from the Company, together with all accrued and unpaid interest thereon, totaling approximately $2,100.


NOTE 4 - TENNCARE RESERVE ADJUSTMENT

     During the first quarter of 2002, the Company recorded an $851 adjustment to a reserve established in a prior period relating to the collection of receivables from Xantus Healthplans of Tennessee, Inc., which reserve is no longer required.

     During the first quarter of 2001, the Company settled a dispute with Tennessee Health Partnership ("THP") relating to several improper reductions of payments from THP for which the Company had provided services. The Company paid THP $1,300 in satisfaction of all claims between the parties and the parties released each other from any and all liability with respect to past or future claims. The terms of the settlement were favorable to the Company and $980 of excess reserves were credited to income during the first quarter of 2001 as a result of the resolution of these disputes.


NOTE 5 - TREASURY STOCK

     In February 2001, the Company repurchased 1,298 shares of the Company's common stock for $2,596, at a price of $2.00 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving, among others, two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775 in 2000, payment of $900 in 2001, and payment of $525 in 2002. $300 is outstanding at March 31, 2002 and is included in accrued expenses.


NOTE 7 - ACQUISITIONS

     On January 31, 2002, the Company acquired all of the issued and outstanding stock of Vitality Home Infusion Services, Inc. ("Vitality"). Vitality is a New York based provider of specialty pharmaceutical services. Vitality provides such services on a national basis to chronically ill and genetically impaired patients, particularly focusing on oncology, infectious disease, immunology and rheumatory disease.

The aggregate purchase price for Vitality was $45,000, payable $35,000 in cash and $10,000 in the Company's common stock. The purchase price for Vitality has been allocated to assets and liabilities, based on management's best estimates of fair value and based on a preliminary valuation performed by an outside valuation firm. These allocations are subject to change pending a final appraisal. The following table sets forth the allocation of the purchase price as of March 31, 2002:

       Purchase price:
           Funded from the Company's line of credit                    $35,000
           Common stock value                                           10,000
           Transaction costs                                             1,216
                Total purchase price                                    46,216
       Less - Net tangible assets as of January 31, 2002                 4,673
                                                                      --------
       Excess of purchase price over net tangible assets acquired      $41,543
                                                                      ========

           Preliminary allocation of excess purchase price
             and amortizable life:
           Customer relationships (20 years)                           $11,000
           Trademarks (indefinite)                                       4,700
           Non-compete agreements (3 years)                                730

           Goodwill                                                     25,113
                                                                       -------
                                                                       $41,543
                                                                       =======



Vitality Pro Forma Financial Information

     The following unaudited consolidated pro forma financial information for the three months ended March 31, 2002 and 2001 has been prepared assuming Vitality was acquired as of January 1, 2001, utilizing the purchase method of accounting, with pro forma adjustments for non-amortizing goodwill, amortizing intangibles, interest expense, rent expense and income tax benefit. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2001. This pro forma financial information is not intended to be a projection of future operating results.

                           Pro forma Income Statement
                    (In thousands, except per share amounts)



                                            Three Months ended March 31,
                                           2002                  2001
                                        -----------         -------------
                                                  (Unaudited)

Revenues                                   $ 158,695         $ 117,984
Net income                                     4,972             5,087
Basic income per common share                   0.22              0.24
Diluted income per common share                 0.21              0.24


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted these standards on January 1, 2002.

     Pursuant to SFAS No. 142, substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The Company operates in one segment and has identified two reporting units for purposes of applying the provisions of SFAS No. 142. These reporting units are pharmaceutical benefit management and specialty pharmaceutical. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values. During the quarter, the Company completed its initial impairment review which indicated that there was no impairment.

     The following table provides a reconciliation of reported net income for the three months ended March 31, 2001 to adjusted net income as if SFAS 142 had been applied as of January 1, 2001.

                                                   Three Months Ended
                                                     March 31, 2001
                                                 ------------------

                                                            Diluted Income Per
                                               Amount          Common Share

Net income reported/EPS                        $ 3,483            $ 0.17

Add back goodwill amortization  (net of tax)       434              0.02
                                                ------              ----

Net income adjusted/EPS                        $ 3,917            $ 0.19
                                               ========           =======



     The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

    Balance as of December 31, 2001            $51,189
    Goodwill acquired during quarter            25,230
                                              --------

    Balance as of March 31, 2002              $ 76,419
                                              ========

     Amortizable intangible assets with definite lives at March 31, 2002 consist of customer relationships of $13,536 amortized over six to twenty years, noncompete agreements of $830 amortized over three to four years and $127 of trademarks amortized over three years. Intangible assets with indefinite lives at March 31, 2002 are trademarks of $4,700 and goodwill of $76,419.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 14, 2002. The Company does not expect that the adoption of SFAS No. 143, which is effective for the Company as of January 1, 2003, will have any effect on its results of operations, financial position or cash flows.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company adopted SFAS No. 144 as of January 1, 2002. Adoption of SFAS No. 144 did not have any effect on the Company's results of operations, financial position or cash flows.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement

No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement must be adopted on or after May 15, 2002, with the adoption of certain of these provisions to occur no later than January 1, 2003. The Company does not expect that the adoption of this statement will have any effect on its results of operations, financial position or cash flows.


                                    *  *  *  *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements of MIM Corporation and subsidiaries (collectively, the "Company") including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "Commission") as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002 (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements and expenditures associated with one or more of these relationships, the effects of regulation and competition on the Company's business, future operating performance and the results, benefits and risks associated with integration of acquired companies, the likely outcome and the effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those possible results discussed in the forward looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, the status of contract negotiations, increased governmental regulation related to the healthcare and insurance industries in general and more specifically, pharmacy benefit management organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

Overview

     The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit, specialty pharmaceutical distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective benefit recipients covered by the customers' pharmacy related health benefit.

     The Company provides a broad array of pharmacy benefit and pharmacy products and services to individuals ("Members") receiving health benefits principally through health insurers (including managed care organizations ("MCOs")) and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other funded plan sponsors (collectively, "Plan Sponsors"). The Company's programs include the distribution of biotech and other specialty prescription medications and pharmacy related clinical management services to the chronically ill and genetically impaired, the provision of pharmacy benefit management ("PBM") services to Members of Plan Sponsors, and the distribution of prescription maintenance medications to Plan Sponsors' Members by mail ("Mail Service"). Depending on the goals and objectives of Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services as part of its PBM and specialty pharmacy programs: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, Mail Service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.


Significant Accounting Policies

     We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Our significant accounting policies that impact our results are included in Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Revenues for the first quarter of 2002 increased 43.1% to $151.7 million compared to $106.0 million for the same period a year ago. This increase was the result of continued growth in the Company's specialty pharmacy services, PBM and Mail Service and includes results of the Vitality acquisition since February 1, 2002 (see Note 7 of Notes to Unaudited Consolidated Financial Statements). Revenues for the first quarter of 2001 included $20 million from Tennessee Coordinated Care Network (d/b/a "Access MedPLUS"), a TennCare(R) Plan Sponsor that commenced liquidation proceedings in the fourth quarter of 2001. Effective October 26, 2001, Access MedPLUS' members were transferred to TennCare Select, the interim State program for which the Company is not the PBM. Since the first quarter of 2002, a portion of these members were and continued to be transferred from TennCare Select to various other Plan Sponsors for which the Company may be the PBM. It is estimated that during the first quarter of 2002, the Company has increased its revenues by $4 million as a result of these members being assigned to Plan Sponsors where the Company is the PBM. The Company anticipates that the revenues from Plan Sponsors, as a result of such new enrollment, will increase in the second and third quarters of 2002.

     Cost of revenue for the three months ended March 31, 2002 was $135.6 million compared to $94.4 million for the same period in 2001, an increase of $41.2 million. This increase is the result of growth in the Company's businesses and the Vitality acquisition, partially offset by the loss of revenue associated with Access MedPLUS, as discussed above. Gross margins as a percentage of revenue totaled 10.6% for the three months ended March 31, 2002 compared to 11.0% for the same period in 2001. Gross margins were impacted as a result of a change in the mix in the Company's specialty business and the loss of the Access MedPLUS contract.

     Selling, general and administrative expenses were $9.9 million for the three months ended March 31, 2002 compared to $8.4 million for the three months ended March 31, 2001, an increase of $1.5 million. As a percentage of revenue, selling, general and administrative expenses decreased from 7.9% for the first three months of 2001 to 6.5% for the first three months of 2002. The increase in selling, general and administrative expenses in the first three months of 2002 was the result of operating cost increases commensurate with the Company's business growth, the inclusion of Vitality's operating expenses for the second two months of the first quarter, as well as the hiring of additional key management personnel in the middle of 2001.

     For the three months ended March 31, 2002, the Company recorded amortization of intangibles of $0.3 million compared to $0.5 million for the same period in 2001. This decrease in 2002 resulted from the adoption of SFAS 142 as discussed in Note 8 of Notes to Unaudited Consolidated Financial Statements, which was partially offset by the amortization of intangibles resulting from the acquisition of Vitality on January 31, 2002.

     The TennCare(R) reserve adjustment for the three months ended March 31, 2002 was $0.9 million resulting from an adjustment to a reserve established in a prior period relating to the collection of receivables from Xantus Healthplans of Tennessee, Inc., which reserve is no longer required.

     During the first quarter of 2001, the Company recorded an adjustment of $1.0 million to the TennCare(R) reserve to reflect a settlement with Tennessee Health Partnership ("THP"), relating to several improper reductions of payments from THP for which the Company had provided services. The Company paid THP $1.3 million in satisfaction of all claims between the parties and the parties released each other from any and all liability with respect to past or future claims. The terms of the settlement were favorable to the Company and, as a result thereof, $1.0 million of excess reserves were credited to income.

     Tax expense for the three months ended March 31, 2002 was $1.3 million compared to $0.3 million for the same period last year. The effective tax rate for the current period was 20.0% compared to 6.8% for the same period last year. The Company was able to fully offset taxable income in 2001 with its Federal net operating loss carryforwards, but expects to only partially offset expected 2002 taxable income with available Federal net operating loss carryforwards.

     For the three months ended March 31, 2002, the Company recorded net income of $5.2 million, or $0.22 per diluted share, compared to net income of $3.5 million, or $.17 per diluted share, for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 includes a special gain of $0.9 million, or $0.03 per diluted share; and net income for the three months ended March 31, 2001 also included a special gain of $1.0 million, or $0.04 per diluted share.

     Earnings before interest, taxes, depreciation and amortization was $8.2 million for the three months ended March 31, 2002 compared to $5.2 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

     The Company utilizes both funds generated from operations and available credit under its $45 million revolving credit facility (the "Facility") for acquisitions, capital expenditures and general working capital needs.

     For the three months ended March 31, 2002, net cash provided by operating activities totaled $12.9 million. This is the result of higher net income for the current period, reflecting continued business growth, the inclusion of Vitality's operating results for the last two months of the first quarter of 2002, as well as further improvement in the Company's collection of its receivables and the timing of payments for pharmacy claims and trade payables.

     Net cash used in investing activities during the three months ended March 31, 2002 was $33.6 million. This reflects approximately $35 million used for the acquisition of Vitality, as discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements, partially offset by the repayment in full of an officer's loan totaling $2.1 million as discussed in Note 3 of Notes to Unaudited Consolidated Financial Statements.

     For the three months ended March 31, 2002, net cash provided by financing activities was $10.2 million, primarily as the result of $9.0 million remaining unpaid after repaying most of the borrowings under the Facility which were used to pay the cash portion of the purchase price for the Vitality acquisition. Additionally, proceeds of $1.3 million were received from the exercise of employee stock options.

     At March 31, 2002, the Company had a working capital deficit of $12.9 million compared to working capital of $9.3 million at December 31, 2001. This change is primarily the result of the $35 million borrowed under the Facility for the acquisition of Vitality.

     On November 1, 2000, the Company entered into the Facility with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of March 31, 2002, there was $9.0 million outstanding under the Facility as a result of the Company's acquisition of Vitality.

     As the Company continues to grow it anticipates that its working capital needs will also continue to increase. The Company believes that its cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its specialty pharmacy, Mail Service and PBM businesses, which the Company would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

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

     In 1998, the Company recorded a $2.2 million special charge against earnings as a result of an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct involving two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000. At March 31, 2002, $0.3 million is outstanding and included in accrued expenses.

Other Matters

     The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expired on December 31, 2001 and was renewed without material modification through December 31, 2002. In addition, the State of Tennessee and the Federal governments have agreed to negotiate towards an additional two-year extension of the waiver through December 31, 2004. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004, there can be no assurances that such waiver will be renewed after December 31, 2002, that pharmacy benefits will continue under the TennCare(R) Program or that the MCO's currently being serviced by the Company will continue their respective relationships with it under the existing or a successor program or on the same or similar terms and conditions. If the waiver is not renewed and the Company is not providing PBM services, clinical management and/or distributing specialty pharmaceutical products to those lives under a successor program or arrangement, then the failure to provide such services could have a material and adverse affect on the Company's financial position and results of operations of the Company. Moreover, should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCOs ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

     In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company is authorized to repurchase up to $5 million of the Company's Common Stock from time to time on the open market or in private transactions. To date, the Company has used, in the aggregate, approximately $2.6 million towards the repurchase of its Common Stock under this program.

     On March 23, 2002, Mr. Richard H. Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1.7 million loan from the Company, together with all accrued and unpaid interest thereon, for an aggregate amount of $2.1 million.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change from the information provided in Item 7a of the Form 10-K.

                                     PART II
                                OTHER INFORMATION




Item 2.  Changes in Securities and Use of Proceeds

     On January 31, 2002, in connection with the acquisition by the Company of all of the issued and outstanding common stock of Vitality from its stockholders, the Company issued to those stockholders 592,417 shares of its Common Stock.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The exhibits required to be filed with this Report are incorporated by reference to Exhibits 3.1, 3.2, 4.1 and 10.1 through 10.52 of the Form 10-K.

     (b) Reports on Form 8-K

     On April 16, 2002 the Company filed an amendment to its Current Report on Form 8-K originally filed on February 5, 2002 in connection with the acquisition of Vitality. The amendment to the Company's 8-K was filed to include financial information for Vitality and pro-forma financial information of the Company relative to its acquisition of Vitality as required by Item 7 of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MIM CORPORATION

Date:  May 15, 2002                                  /s/  Donald Foscato
                                                     -------------------
                                                     Donald Foscato
                                                     Chief Financial Officer