Form 10-Q
period 2002-06-30
MIM CORP
filed 2002-08-14
CIK 1014739

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002
                                ------------------------------------------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
                              --------------------------------   ---------------

Commission file number        0-28740
                       ---------------------------------------------------------

                                 MIM CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  05-0489664
-------------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                            Identification No.)

                     100 Clearbrook Road, Elmsford, NY 10523
                    (Address of principal executive offices)

                                 (914) 460-1600
                             ---------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   ------     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On July 10, 2002, there were outstanding 22,931,620 shares of the Company's common stock, $.0001 par value per share ("Common Stock").



                                      INDEX


PART I        FINANCIAL INFORMATION                                                          Page Number
-----------------------------------------------------------------------------------------------------------
     Item 1   Financial Statements

              Consolidated Balance Sheets at June 30, 2002 (unaudited)
                       and December 31, 2001 ..............................................     1

              Unaudited Consolidated Statements of Income for the three and six
                       months ended June 30, 2002 and 2001 ................................     2

              Unaudited Consolidated Statements of Cash Flows for the six
                       months ended June 30, 2002 and 2001 ................................     3

              Notes to the Unaudited Consolidated Interim Financial Statements ............     5

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................................    11

PART II       OTHER INFORMATION

     Item 2   Changes in Securities and Use of Proceeds ...................................    17

     Item 4   Submission of Matters to a Vote of Security Holders .........................    17

     Item 6   Exhibits and Reports on Form 8-K ............................................    17

     SIGNATURES

     Exhibit Index ........................................................................    19



                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements




                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                June 30, 2002         December 31, 2001
                                                                              -------------------    --------------------
ASSETS                                                                            (Unaudited)
Current assets
      Cash and cash equivalents                                                 $    3,868               $  12,487
      Receivables, less allowance for doubtful accounts of $3,152 and
           $5,543 at June 30, 2002 and December 31, 2001, respectively              77,902                  70,089
      Inventory                                                                     11,767                   3,726
      Prepaid expenses and other current assets                                      2,122                   1,439
                                                                                -----------              ----------
            Total current assets                                                    95,659                  87,741

Property and equipment, net                                                          8,501                   9,287
Due from officer                                                                         -                   2,132
Other assets, net                                                                    1,084                   1,650
Intangible assets, net                                                              80,748                  39,009
                                                                                -----------              ----------

            Total assets                                                        $  185,992               $ 139,819
                                                                                ===========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of capital lease obligations                              $      637               $     594
      Line of credit                                                                11,704                       -
      Accounts payable                                                              11,699                   4,468
      Claims payable                                                                51,289                  46,564
      Payables to plan sponsors                                                     20,529                  21,063
      Accrued expenses and other current liabilities                                 7,351                   5,745
                                                                                -----------              ----------
            Total current liabilities                                              103,209                  78,434

Capital lease obligations, net of current portion                                      712                   1,031
Other non current liabilities                                                           57                      58
                                                                                -----------              ----------
            Total liabilities                                                      103,978                  79,523

Stockholders' equity
      Preferred stock, $.0001 par value; 5,000,000 shares authorized,
           250,000 Series A junior participating shares issued and outstanding           -                       -
      Common stock, $.0001 par value; 40,000,000 shares authorized,
           22,931,449 and 22,004,101 shares issued and outstanding
           at June 30, 2002, and December 31, 2001, respectively                         2                       2
      Treasury stock, 1,393,183 shares at cost                                      (2,934)                 (2,934)
      Additional paid-in capital                                                   117,330                 105,424
      Accumulated deficit                                                          (32,384)                (42,196)
                                                                                -----------              ----------
            Total stockholders' equity                                              82,014                  60,296
                                                                                -----------              ----------

            Total liabilities and stockholders' equity                          $  185,992               $ 139,819
                                                                                ===========              ==========


 The accompanying notes are an integral part of these consolidated financial statements.


                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                    --------------------------       --------------------------
                                                       2002           2001              2002          2001
                                                    --------------------------       --------------------------
                                                           (Unaudited)                      (Unaudited)
Revenue                                             $   135,732    $  106,851        $  287,383    $  212,887

Cost of revenue                                         118,284        93,417           253,906       187,817
                                                    ------------   -----------       -----------   ------------

     Gross profit                                        17,448        13,434            33,477         25,070

Selling, general and administrative expenses             11,123         9,370            21,053         17,773
TennCare reserve adjustment                                   -             -              (851)          (980)
Amortization of intangibles                                 321           559               577          1,079
                                                    ------------   -----------       -----------   ------------

     Income from operations                               6,004         3,505            12,698          7,198

Interest (expense) income, net                             (248)          (24)             (433)            19
                                                    ------------   -----------       -----------   ------------

     Income before provision for income taxes             5,756         3,481            12,265          7,217

Provision for income taxes                                1,151           271             2,453            524
                                                    ------------   -----------       -----------   ------------

     Net income                                     $     4,605    $    3,210        $    9,812    $     6,693
                                                    ============   ===========       ===========   ============


Basic income per common share                       $      0.20    $     0.16        $     0.43    $      0.32
                                                    ============   ===========       ===========   ============

Diluted income per common share                     $      0.19    $     0.15        $     0.41    $      0.32
                                                    ============   ===========       ===========   ============

Weighted average common shares used in
     computing basic income per common share             22,931        20,428            22,732         20,657
                                                    ============   ===========       ===========   ============

Weighted average common shares used in
     computing diluted income per common share           24,063        20,987            24,024         20,967
                                                    ============   ===========       ===========   ============

 The accompanying notes are an integral part of these consolidated financial statements.


                        MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                 Six Months Ended June 30,
                                                                              --------------------------------
                                                                                  2002              2001
                                                                              --------------------------------
                                                                                        (Unaudited)
Cash flows from operating activities:
     Net income                                                               $       9,812     $       6,693
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                           3,096             3,488
              TennCare reserve adjustment                                              (851)                -
              Issuance of stock to employees                                             73                28
              Provision for losses on receivables                                       511               737
     Changes in assets and liabilities, net of acquired assets:
         Receivables, net                                                            (1,566)           (5,290)
         Inventory                                                                   (4,488)              217
         Prepaid expenses and other current assets                                     (573)              171
         Accounts payable                                                             1,299               154
         Claims payable                                                               4,725             2,941
         Payables to plan sponsors and others                                          (533)           (3,784)
         Accrued expenses                                                             1,101              (614)
         Non current liabilities                                                          -              (456)
                                                                              --------------    --------------
              Net cash provided by operating activities                              12,606             4,285
                                                                              --------------    --------------

Cash flows from investing activities:
         Purchase of property and equipment                                          (1,391)           (1,718)
         Cost of acquisitions, net of cash acquired                                 (34,851)           (1,946)
         Due from officer                                                             2,132               (68)
         Decrease (increase) in other assets                                            (20)               43
                                                                              --------------    --------------
              Net cash used in investing activities                                 (34,130)           (3,689)
                                                                              --------------    --------------

Cash flows from financing activities:
         Net borrowings on line of credit                                            11,704                 -
         Purchase of treasury stock                                                       -            (2,596)
         Proceeds from exercise of stock options                                      1,477             1,840
         Principal payments on capital lease obligations                               (276)             (304)
         Decrease in debt                                                                 -              (130)
                                                                              --------------    --------------
              Net cash provided by (used in) financing activities                    12,905            (1,190)
                                                                              --------------    --------------

Net decrease in cash and cash equivalents                                            (8,619)             (594)

Cash and cash equivalents--beginning of period                                       12,487             1,290
                                                                              --------------    --------------

Cash and cash equivalents--end of period                                      $       3,868     $         696
                                                                              ==============    ==============
                                  (continued)


 The accompanying notes are an integral part of these consolidated financial statements.


                                       MIM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (continued)
                                                (In thousands)


                                                                                   Six Months Ended June 30,
                                                                                ------------------------------
                                                                                   2002                  2001
                                                                                 --------              -------
                                                                                           (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                    $    479               $  145
                                                                                 ========               ======

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
     Reclassification of stockholder notes to other assets                       $   --                 $  771
                                                                                 ========               ======
     Contribution of minority interest to additional paid-in
         capital upon dissolution of subsidiary                                  $   --                 $1,112
                                                                                 ========               ======

     Stock issued in connection with acquisition                                 $ 10,355               $ --
                                                                                 ========               ======

                        MIM CORPORATION AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


NOTE 1 - BASIS OF PRESENTATION

     These unaudited consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the Commission. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. The following accounting policies are described further below:

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

INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists principally of prescription drugs.

REVENUE RECOGNITION

     Capitated Agreements. The Company's capitated contracts with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsor Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have a one-year term. These contracts are subject to rate adjustment or termination upon the occurrence of certain events.

     At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts.

     Fee-for-Service Agreements. Under fee-for-service PBM contracts, revenues from orders dispensed by the Company's pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist, through the on line claims processing systems.

     All revenue is recorded net of the rebate share payable to Plan Sponsors. The Company does not sell products separately from the services offered to Members, MCOs and Plan Sponsors and does not maintain revenue or cost of revenue information with regard to product sales.

     When  the  Company  independently  has a  contractual  obligation  to pay a network pharmacy provider for benefits provided to its Plan Sponsors' Members, the Company includes payments from these Plan Sponsors as revenue, and payments to the network pharmacy provider as cost of revenue ("gross") in accordance with Emerging Issues Task Force ("EITF") 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent". These transactions require the Company to assume credit risk and act as a principal. If the Company is merely administering Plan Sponsors' network pharmacy contracts in which the Company does not assume credit risk, but acts as an agent, the Company records only our administrative or dispensing fees as revenue ("net").

COST OF REVENUE

     Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with regards to product sales.

CLAIMS PAYABLE

     The Company is responsible for all covered prescription drugs provided to plan members during the contract period. Claims payable also includes estimates of certain prescriptions that were dispensed to members for whom the related claims had not yet been submitted.

PAYABLES TO PLAN SPONSORS

     Payables  to  Plan  Sponsors   represent  the  sharing  of   pharmaceutical
manufacturers' rebates with the Plan Sponsors, as well as profit sharing plans with certain capitated contracts.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic income per common share and diluted income per common share:



                                                                       Three Months Ended                 Six Months Ended
                                                                             June 30,                          June 30,
                                                                   -----------------------------      --------------------------
                                                                      2002            2001              2002             2001
                                                                   -----------     -------------      -----------     ----------
Numerator:
     Net income ................................................     $ 4,605          $ 3,210          $ 9,812          $ 6,693
                                                                     =======          =======          =======          =======
Denominator - Basic:
     Weighted average number of common
          shares outstanding ...................................      22,931           20,428           22,732           20,657
                                                                     =======          =======          =======          =======
     Basic income per share ....................................     $  0.20          $  0.16          $  0.43          $  0.32
                                                                     =======          =======          =======          =======

Denominator - Diluted:
     Weighted average number of common
          shares outstanding ...................................      22,931           20,428           22,732           20,657
     Common share equivalents of outstanding
          stock options ........................................       1,132              559            1,292              310
                                                                     -------          -------          -------          -------
     Total shares outstanding ..................................      24,063           20,987           24,024           20,967
                                                                                                       =======          =======
     Diluted income per share ..................................     $  0.19          $  0.15          $  0.41          $  0.32
                                                                     =======          =======          =======          =======


NOTE 3 - DUE FROM COMPANY OFFICER

     On March 23, 2002, Mr. Richard H. Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1,700 loan from the Company, together with all accrued and unpaid interest thereon, totaling approximately $2,100.

NOTE 4 - TENNCARE RESERVE ADJUSTMENT

     There were no TennCare reserve adjustments in the current quarter of 2002. The TennCare reserve adjustment of $851 in the first quarter of 2002 was a result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved. During the first quarter of 2001, the Company recorded a reserve adjustment of $980 to reflect a favorable settlement with Tennessee Health Partnership ("THP") relative to the amount initially reserved. This dispute related to several improper reductions of payments from THP for services provided to THP and its enrollees.

NOTE 5 - TREASURY STOCK

     In February 2001, the Company repurchased 1,298 shares of the Company's common stock for $2,596, at a price of $2.00 per share of common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In 1998, the Company recorded a $2,200 special charge against earnings in connection with an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation for conduct involving two former officers of the Company occurring prior to the Company's August 1996 initial public offering. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $775 in 2000, payment of $900 in 2001, and payment of $525 in 2002. $75 is outstanding at June 30, 2002 and is included in accrued expenses. On July 1, 2002, this settlement was paid in full.

NOTE 7 - ACQUISITIONS

     On January 31, 2002, the Company acquired all of the issued and outstanding stock of Vitality Home Infusion Services, Inc. ("Vitality"). Vitality is a New York-based provider of specialty pharmaceutical services. Vitality provides such services on a national basis to chronically ill and genetically impaired patients, particularly focusing on oncology, infectious disease, immunology and rheumatory disease.

     The aggregate purchase price for Vitality was $45,000, payable $35,000 in cash and 592,417 shares of MIM common stock valued at $10,000. The common stock of MIM was valued using the average market price for twenty days prior to the date of the purchase agreement. The purchase price for Vitality has been allocated to assets and liabilities based on management's best estimates of fair value and based on a final valuation performed by an independent outside valuation firm. The following table sets forth the allocation of the purchase price as of June 30, 2002:


                           Intangible Asset Valuation



Purchase price:
     Funded from the Company's line of credit                                    $ 35,000
     Common stock value                                                            10,355
     Transaction costs                                                              1,004
                                                                                 ---------
         Total purchase price                                                      46,359

Less:  net tangible assets as of January 31, 2002                                   4,441
                                                                                 ---------
Excess of purchase price over net tangible assets acquired                       $ 41,918
                                                                                 =========

Preliminary allocation of excess purchase price
     Customer relationships                                                      $ 11,000
     Trademarks                                                                     4,700
     Non-compete agreements                                                           730
     Goodwill                                                                      25,488
                                                                                 ---------
         Total                                                                   $ 41,918
                                                                                 =========

VITALITY PRO FORMA FINANCIAL INFORMATION

     The following unaudited consolidated pro forma financial information for the three and six month periods ended June 30, 2002 and 2001, respectively, has been prepared assuming Vitality was acquired as of January 1, 2001, utilizing the purchase method of accounting, with pro forma adjustments for non-amortizing goodwill, amortizing intangibles, interest expense, rent expense and income tax benefit. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2001. This pro forma financial information is not intended to be a projection of future operating results.

                           Pro forma Income Statement
                    (In thousands, except per share amounts)

                                         Pro forma Income Statement
                                  (In thousands, except per share amounts)

                                             Three Months Ended                    Six Months Ended
                                                  June 30,                             June 30,
                                      ----------------------------------   ----------------------------------
                                           2002              2001               2002              2001
                                      ----------------  ----------------   ----------------  ----------------
                                                 (Unaudited)                          (Unaudited)
Revenues                                    $ 135,732         $ 129,747          $ 294,427         $ 247,732
Net income                                  $   4,605         $   3,789          $   9,624         $   8,876
Basic income per common share               $    0.20         $    0.18          $    0.42         $    0.42
Diluted income per common share             $    0.19         $    0.18          $    0.40         $    0.41

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted these standards on January 1, 2002.

     Pursuant to SFAS No. 142, substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. The
Company operates in two distinct segments for purposes of applying the provisions of SFAS No. 142. These reporting units are (i) Pharmacy benefit management services including mail distribution ("PBM Services"); (ii) Specialty Pharmaceuticals. SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values. During the first quarter of 2002, the Company completed its initial impairment review which indicated that there was no impairment of goodwill or intangible assets.

     The following table provides a reconciliation of reported net income for the three and six month periods ended June 30, 2001 to adjusted net income as if SFAS No. 142 had been applied as of January 1, 2001.

                                                        Three Months Ended                  Six Months Ended
                                                           June 30, 2001                      June 30, 2001
                                                 -------------------------------      ------------------------------
                                                    Dollars       Diluted EPS            Dollars         Diluted EPS
                                                 -----------    ----------------      -----------        ------------
Net income as reported                           $      3,210    $         0.15       $      6,693       $       0.32
Add back goodwill amortization (net of tax)               425              0.02                859               0.04
                                                 ------------    --------------       ------------       ------------
Net income as adjusted                           $      3,635    $         0.17       $      7,552       $       0.36
                                                 ============    ==============       ============       ============

    The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Balance as of December 31, 2001                       $   41,189
Goodwill acquired (Vitality)                              25,488
Miscelleanous purchase price adjustments                     175
                                                      -----------
Balance as of June 30, 2002                           $   66,852
                                                      ===========

     Gross amortizable intangible assets with definite lives at June 30, 2002 consist of customer relationships of $13,876 amortized over four to twenty years and noncompete agreements of $856 amortized over three to four years and $127 of trademarks amortized over three years. Gross intangible assets with indefinite lives at June 30, 2002 are trademarks of $4,700 and goodwill of $66,852. Accumulated amortization for intangibles and goodwill at June 30, 2002 is $5,663.

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

NOTE 9 - OPERATING SEGMENTS

     The Company operates in two distinct segments: (1) PBM Services, which is comprised of fully integrated pharmacy benefit management and the mail fulfillment center located in Columbus, Ohio; (2) Specialty Pharmaceuticals, which is comprised of the Company's BioScrip injectable and infusion therapy programs.

     The accounting polices of the business segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

                          Segment Reporting Information
                                 (In thousands)

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                                June 30,
                                                 ---------------------------            ----------------------------
                                                    2002               2001                2002                 2001
                                                 ---------------------------            ----------------------------
Revenues:
     PBM Services                                 $ 93,316            $ 97,734            $211,994            $194,120
     Specialty Pharmaceuticals                      42,416               9,117              75,389              18,767
                                                  --------            --------            --------            --------
                        Total                     $135,732            $106,851            $287,383            $212,887
                                                  ========            ========            ========            ========

Depreciation expense:
     PBM Services                                 $    921            $  1,099            $  1,795            $  1,888
     Specialty Pharmaceuticals                         225                 110                 436                 218
                                                  --------            --------            --------            --------
                        Total                     $  1,145            $  1,209            $  2,232            $  2,106
                                                  ========            ========            ========            ========

Operating income:
     PBM Services                                 $  1,427            $  2,473            $  4,747            $  4,756
     Specialty Pharmaceuticals                       4,577               1,031               7,951               2,442
                                                  --------            --------            --------            --------
                        Total                     $  6,004            $  3,505            $ 12,698            $  7,198
                                                  ========            ========            ========            ========

Total assets:
     PBM Services                                 $ 85,897            $ 93,237
     Specialty Pharmaceuticals                     100,095              31,707
                                                  --------            --------
                        Total                     $185,992            $124,944
                                                  ========            ========

Capital expenditures
     PBM Services                                 $    319            $    499            $    573            $  1,380
     Specialty Pharmaceuticals                         392                 122                 818                 375
                                                  --------            --------            --------            --------
                        Total                     $    711            $    621            $  1,391            $  1,756
                                                  ========            ========            ========            ========

NOTE 10 - CAPITATED ARRANGEMENTS

     Revenues for the three months ended June 30, 2002 included $13.2 million from capitated arrangements compared to $29.2 million for the same period in 2001. This represents 9.7% of the Company's current quarterly revenues compared to 27.3% for the same quarter in 2001.

     Revenues for the six months ended June 30, 2002 included $23.8 million from capitated arrangements compared to $55.9 million for the same period a year ago. This represents 8.3% of the Company's current six month revenues compared to 26.3% for the same period in 2001.

                                      ****

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements of MIM Corporation and subsidiaries (collectively, the "Company") including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "Commission") as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (this "Report").

     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements may include statements relating to the Company's business development activities; sales and marketing efforts; the status of material contractual relationships and the expenditures associated with one or more of them; the effect of regulation and competition on our business; future operating performance and results of the company; the benefits and risks associated with the integration of acquired companies; and the likely outcome and effect of legal proceedings on the company and its business and operations and/or the resolution or settlement thereof. Although we believe any and all of these statements should be based on reasonable assumptions, there is no way to guarantee that we will always be able to meet the expectations arising from those forward-looking statements and their underlying assumptions. Actual results may differ materially from those implied in the forward-looking statements because of the various factors enumerated in our periodic filings with the SEC. These factors include, among other things, the status of contract negotiations; increased government regulation relating to the health care and insurance industries in general, and more specifically, pharmacy benefit management, mail service and specialty pharmaceutical distribution organizations; the existence of complex laws and regulations relating to the company's business; increased competition from the company's competitors, including those competitors with greater financial, technical, marketing and other resources, and risks associated with risk-based or capitated contracts. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

Overview

     The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit, specialty pharmaceutical distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customers' pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reported operating segments: pharmacy benefit management and mail services (collectively, "PBM Services"), and specialty pharmacy distribution and clinical management ("Specialty Pharmaceuticals") services.

     The Company offers small and mid-sized Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate pharmacy benefits through its network of retail pharmacies and its own mail service distribution facility. PBM revenues are recognized two different ways. When the Company has a contractual obligation to pay its network pharmacy providers for PBM services provided to its Plan Sponsors' Members and assumes credit risk for these benefits, it recognizes the total payments (including the cost of the prescription drug) from these Plan Sponsors as revenue, and payments to network pharmacy providers as cost of revenue ("gross"). When the Company does not assume credit risk for the network pharmacy payments, it records only the administrative fees as revenue ("net").

     The Company's Specialty Pharmaceuticals programs are offered to Plan Sponsors of all sizes and include the distribution of biotech and other specialty prescription medications and the provision of pharmacy-related clinical management services and disease state programs to the chronically ill and genetically impaired directly and through Plan Sponsors. These services are offered through its BioScrip(R) specialty injectable and infusion therapy programs. The Company also distributes high-cost injectable and infusion prescription medications and therapies, together with clinical management services, through its Bioscrip division, which includes its Vitality Home Infusion Services, Inc. ("Vitality") and American Disease Management Associates L.L.C. ("ADIMA") subsidiaries, all under the BioScrip brand name.

     Depending on the goals and objectives of the Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services to each Plan Sponsor as part of its PBM Services and Specialty Pharmaceuticals services: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, mail services and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.


Critical Accounting Policies

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Revenue for the PBM is recognized either at the time that pharmacy service is reported to the Company from participating pharmacies under the fee-for-service contracts or, in the case of a capitated arrangement, in the month in which the services are performed. As outlined above, revenue is recorded gross or net based on whether or not the credit risk is assumed by the Company.

     Allowances for doubtful accounts are estimated by the individual operating companies based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

REBATES

     Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends as well as the Company's forecasts. In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue.

PURCHASE PRICE ALLOCATION

     The Company accounts for its acquisitions under the purchase method of accounting and accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations when available. The remaining values are based on management's judgments and estimates, and accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

INCOME TAXES

     As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet.

Results of Operations

Revenues and Gross Profit

     The following table provides details for the PBM Services segment for the three and six month periods ended June 30, 2002 and 2001:

                                  PBM Services
                                ($ in thousands)

                                    Three Months Ended June 30,                   Six Months Ended June 30,
                              ------------------------------------------    --------------------------------------
                                 2002          2001         % Inc/(Dec)      2002          2001       % Inc/(Dec)
                              ------------------------------------------------------------------------------------
Revenues                        $ 93,316      $ 97,734         (4.5%)       $ 211,994     $ 194,120          9.2%
Cost of revenues                  85,710        87,422         (2.0%)         195,704       175,442         11.5%
                              ------------  ------------  -----------      ------------  ------------  -----------
Gross profit                    $  7,606      $ 10,312        (26.2%)       $  16,290     $  18,678        (12.8%)
                              ============  ============  ===========      ============  ============  ===========
Gross profit percentage              8.2%         10.6%                           7.7%          9.6%

     PBM Services revenues decreased 4.5% to $93.3 million in the second quarter of 2002 compared to $97.7 million in the second quarter of 2001. During the second quarter, the Company changed the financial terms in some of its agreements with certain PBM customers where the Company no longer accepts credit risk. After giving effect to the change in contract terms, current accounting rules require the Company to classify $30.7 million of PBM revenue in the current quarter as net rather than gross revenue. The resulting change has no effect on reported gross profit. The second quarter of 2002 revenue decrease was the result of the classification of certain PBM revenues from gross to net, the loss of revenues associated with the liquidation proceedings commenced by Tennessee Care Coordinated Network (d/b/a "Access MedPLUS"), a former TennCare MCO, in the fourth quarter of 2001 and the Company's termination of unprofitable accounts during the current quarter, totaling approximately $30 million on an annualized basis. Starting in the first quarter of 2002, a portion of the enrollees of Access MedPLUS were and continue to be transferred to various other TennCare MCOs, for which the Company may be the PBM.

     Cost of revenue decreased $1.7 million in the second quarter of 2002 and increased $20.3 million in the six months ended June 30, 2002 compared to the same periods in 2001. The changes are a result of the same reasons discussed above.

     Gross profit decreased $2.7 million in the second quarter of 2002 and $2.4 million in the six months ended June 30, 2002 compared to the same periods in 2001, due to Access MedPLUS liquidation proceedings and the Company's account terminations. These decreases were partially offset by increases from continued growth in network and mail pharmacy services.

     The following table provides details for the Specialty Pharmaceuticals segment for the three and six month periods ended June 30, 2002 and 2001:

                            Specialty Pharmaceuticals
                                ($ in thousands)

                                     Three Months Ended June 30,                   Six Months Ended June 30,
                              ---------------------------------------      ---------------------------------------
                                  2002          2001     % Inc/(Dec)           2002          2001      % Inc/(Dec)
                              ------------------------------------------------------------------------------------
Revenues                      $   42,416    $   9,117         365.2%       $   75,389    $   18,767        301.7%
Cost of revenues                  32,574        5,996         443.3%           58,203        12,375        370.3%
                              ------------  ------------  -----------      ------------  ------------  -----------
Gross profit                  $    9,842    $   3,122         215.3%       $   17,186    $    6,392         168.9%
                              ============  ============  ===========      ============  ============  ===========
Gross profit percentage             23.2%        34.2%                           22.8%         34.1%

     Specialty revenues increased 365% in the second quarter of 2002 to $42.4 million from $9.1 million for the same period last year due to the inclusion of Vitality's revenues from February 2002 (the acquisition date) (see Note 7 of Notes to Unaudited Consolidated Financial Statements), and continued growth in the Company's BioScrip injectable and infusion therapy programs.

     Cost of revenue increased $26.6 million in the second quarter of 2002 and $45.8 million for the six months ended June 30, 2002 compared to the same periods in 2001. These increases are commensurate with the growth in the Company's BioScrip programs from 2001 and the inclusion of Vitality since February 2002.

     Gross profit increased $6.7 million for the second quarter of 2002 and $10.8 million for the six months ended June 30, 2002 from the same periods in 2001, due to the inclusion of Vitality from February 2002, as well as increases from the BioScrip programs, reflecting their revenue growth from 2001.

     The gross profit percentages declined in both the second quarter of 2002 and the six months ended June 30, 2002 compared to the same periods in 2001 as a result of increases in the lower margin BioScrip injectable therapy programs. The gross profit percentage now reflects a higher proportion of injectable therapy programs in the total Specialty business, when, in the previous year, the infusion therapy program represented a higher percentage of the total Specialty business. Infusion therapy historically has yielded a higher gross profit percentage.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") increased to $11.1 million for the second quarter of 2002, or 8.2% of revenue, from $9.4 million, or 8.8% of revenue for the same period a year ago. This increase is principally the result of operating cost increases commensurate with the Company's business growth, the inclusion of Vitality's SG&A since February 2002, as well as additional expenses incurred to support the build up of the BioScrip inside sales group. The current quarter also includes approximately $0.4 million in one-time expenses to relocate certain BioScrip operations from Wakefield, Rhode Island to its Columbus, Ohio facility. First half of 2002 SG&A expenses increased to $21.1 million, or 7.3% of revenue, from $17.8 million, or 8.3% of revenue, in the first six months of 2001, an increase of $3.3 million for the same reasons previously discussed.

TennCare Reserve Adjustments

     There were no TennCare reserve adjustments in the current quarter of 2002. The TennCare reserve adjustment of $0.9 million in the first quarter of 2002 was a result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved. During the first quarter of 2001, the Company recorded a reserve adjustment of $1.0 million to reflect a favorable settlement with Tennessee Health Partnership ("THP") relating to several improper reductions of payments from THP for which the Company had provided services.

Amortization of Intangibles

     For the second quarter of 2002 and the six months ended June 30, 2002, the Company recorded amortization of intangibles of $0.3 million and $0.6 million, respectively, compared to $0.6 million and $1.1 million for the same periods, respectively, in 2001. These decreases in 2002 are the result of the adoption of SFAS No. 142 (as discussed in Note 8 of Notes to Unaudited Consolidated
Financial Statements), which was partially offset by the amortization of intangibles resulting from the acquisition of Vitality on January 31, 2002.

Net Interest Expense

     Net interest expense was $0.2 million and $0.4 million for the three months and six months ended June 30, 2002, respectively, compared to nominal amounts of net interest expense and net interest income, respectively, for the same periods in 2001. The interest expense in 2002 is primarily a result of using the Company's revolving credit facility to fund the $35 million cash portion of the Vitality $45 million purchase price on January 31, 2002.

Provision for Income Taxes

     Tax expense for the second quarter of 2002 and for the six months ended June 30, 2002 was $1.2 million and $2.5 million, respectively, compared to $0.3 million and $0.5 million, respectively, for the same periods last year. The effective tax rates for the current quarter and six months ended June 30, 2002 were 20.0%, compared to 7.8% and 7.3%, respectively, for the same periods last year. The Company was able to fully offset taxable income in 2001 with its Federal net operating loss carry forwards, but expects to only partially offset expected 2002 taxable income with available Federal net operating loss carry forwards.

Net Income and Earnings Per Share

     Net income increased $1.4 million, or 43.5%, and $3.1 million, or 46.6%, for the three months and six months ended June 30, 2002 over the same periods in 2001. Diluted earnings per share increased 26.7% and 28.1% for the three months and six months ended June 30, 2002, respectively, over 2001. Adjusting for the application of SFAS No. 142 in 2001, diluted earnings per share increased 11.8% and 13.9% for the three months and six months ended June 30, 2002, respectively, over 2001. Diluted shares outstanding for the second quarter were 24.1 million versus 21.0 million for the prior year and for the six month period ended June 30, 2002 were 24.0 million versus 21.0 million for the prior year.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the second quarter of 2002 totaled $7.6 million or $0.32 per diluted share, compared to $5.4 million or $0.26 per diluted share for the same period a year ago. EBITDA for the first half of 2002 grew 47.7% to $15.8 million, or $0.66 per diluted share, compared to $10.7 million, or $0.51 per diluted share, in the previous year's period.

Liquidity and Capital Resources

     The Company  utilizes both funds  generated  from  operations and available
credit  under  its  Facility  (as  defined  below)  for  acquisitions,   capital
expenditures and general working capital needs.

     For the six months ended June 30, 2002, net cash provided by operating activities totaled $12.6 million. This improvement is the result of continued growth in the Company's businesses and the inclusion of Vitality results from February 2002.

     Net cash used in investing activities during the six months ended June 30, 2002 was $34.1 million compared to $3.6 million used in the same period in 2001. This increase reflects approximately $35 million of the Facility used for the acquisition of Vitality (as discussed in Note 7 of Notes to Unaudited Consolidated Financial Statements), partially offset by the repayment in full, in March 2002, of an officer's loan totaling $2.1 million (as discussed in Note 3 of Notes to Unaudited Consolidated Financial Statements).

     For the six months ended June 30, 2002, net cash provided by financing activities was $12.9 million compared to net cash used of $1.2 million in the same period in 2001. The increase is primarily the result of $11.7 million currently outstanding under the Facility after repaying most of the borrowings used to pay the cash portion of the purchase price for the Vitality acquisition and the absence of treasury stock purchases in 2002 that, in the 2001 period, totaled $2.6 million.

     At June 30, 2002, the Company had a working capital deficit of $7.6 million compared to working capital of $9.3 million at December 31, 2001. This change is primarily the result of the acquisition of Vitality. Intangible assets, classified as non-current, increased $41.9 million and the $11.7 million unpaid balance under the Facility was classfied as a current liability.

     On November 1, 2000, the Company entered into a $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of June 30, 2002, there was $11.7 million outstanding under the Facility as a result of the Company's acquisition of Vitality.

     As the Company continues to grow it anticipates that its working capital needs will also continue to increase. The Company believes that its cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM Services and Specialty Pharmaceuticals businesses, which the Company would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

     At December 31, 2001, the Company had unused Federal net operating loss carryforwards of $40.3 million, which will begin expiring in 2009. Since the Company has not had a history of consistent profitability, it is uncertain whether the Company will realize the benefit from its deferred tax assets and has provided a valuation allowance.

     As of December 31, 2001, certain of the Company's Federal net operating loss carryforwards are subject to limitation and may be utilized in a future year upon release of the limitation. If Federal net operating loss carryforwards are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

Other Matters

     The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expired on December 31, 2001 and was renewed without material modification through December 31, 2002 and further extended through December 31, 2004, without material modification to those goods and services being provided by the Company or the manner in which the Company is compensated. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004. Should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCOs' ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

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

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     On January 31, 2002, the Company issued 592,417 shares of its common stock to the owners of Vitality in connection with that acquisition (see Note 7 of Notes to Unaudited Consolidated Financial Statements).

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's annual meeting of stockholders (the "Annual Meeting") was held on June 4, 2002.

     (b) At the Annual Meeting, the election of seven (7) directors to the Board of Directors, each to serve for a one (1) year term, was submitted to a vote of the stockholders and the stockholders elected the following directors: Richard H. Friedman, Richard A. Cirillo, Esq., Louis DiFazio, Ph.D., Harold Ford, Sr., Michael Kooper, Louis A. Luzzi, Ph.D. and Ronald K. Shelp.

     (c) The votes in favor of and against the election of each director were as follows:

                  Name                               For           Withheld
                  ----                               ---           --------
                  Richard H. Friedman             18,973,308        197,618
                  Richard A. Cirillo, Esq.        18,973,308        197,618
                  Louis DiFazio, Ph.D.            18,973,308        197,618
                  Harold Ford, Sr.                18,973,308        197,618
                  Michael Kooper                  18,973,308        197,618
                  Louis A. Luzzi, Ph.D.           18,973,308        197,618
                  Ronald K. Shelp                 18,973,308        197,618

Also approved were the following proposals:

     Approval of an amendment and restatement of MIM Corporation 2001 Incentive Stock Plan to increase among other things, the number of authorized shares of the Company's common stock available for issuance under the 2001 Incentive Stock Plan by 800,000 shares from 950,000 to 1,750,000 shares. 16,592,686 shares were voted in favor of that proposal; 2,491,190 shares were voted against it.

     Approval of the amendment and restatement of the MIM Corporation 1996 Non-Employee Directors Stock Incentive Plan to, among other things, (i) increase the number of authorized shares of common stock available for issuance under the 1996 Non-Employee Directors Stock Icentive Plan by 200,000 shares, from 300,000 to 500,000 shares; and (ii) provide for the automatic annual grant to each non-employee director of the Company of options to purchase 5,000 shares of common stock. 17,688,659 shares were voted in favor of that proposal; 1,413,732 shares were voted against it.

     (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit
         -------

          99.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to the Sarbanes-Oxley Act of 2002.

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

     On May 24, 2002, the Company filed a Form 8-K for a Change in the Company's Certifying Accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 MIM CORPORATION

Date:  August 14, 2002                           /s/     Donald Foscato
                                                 ---------------------------
                                                 Donald Foscato
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit Number      Description
----------------      ------------

      99.1 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to the Sarbanes-Oxley Act of 2002