Form 10-Q
period 2002-09-30
MIM CORP
filed 2002-11-14
CIK 1014739

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002
                                ------------------------------------------------
                                       OR

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

Yes  X      No
   ------     ----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act).

Yes  X      No
   ------     ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     On November 11, 2002, there were outstanding 24,345,548 shares of the Company's common stock, $.0001 par value per share.

                                      INDEX

                                                                                               Page Number

PART I        FINANCIAL INFORMATION
                                          INDEX
     Item 1   Financial Statements

              Consolidated Balance Sheets at September 30, 2002 (unaudited)
                       and December 31, 2001 ................................................      1

              Unaudited Consolidated Statements of Income for the three and nine
                       months ended September 30, 2002 and 2001 .............................      2

              Unaudited Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 2002 and 2001 .............................      3

              Notes to the Unaudited Consolidated Interim Financial Statements ..............      5

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................................       11

     Item 3   Quantitative and Qualitative Disclosure about Market Risk ....................       17

     Item 4   Controls and Procedures ......................................................       17

PART II       OTHER INFORMATION

     Item 2   Changes in Securities and Use of Proceeds ....................................       18

     Item 6   Exhibits and Reports on Form 8-K .............................................       18

SIGNATURES

Exhibit Index ..............................................................................       22

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                           September 30, 2002     December 31, 2001
                                                                          ---------------------  --------------------
ASSETS                                                                        (Unaudited)
Current assets:
Cash and cash equivalents                                                       $   2,841              $  12,487
Receivables, less allowance for doubtful accounts of $3,405 and
     $5,543 at September 30, 2002 and December 31, 2001, respectively              70,642                 70,089
Inventory                                                                           9,547                  3,726
Prepaid expenses and other current assets                                           2,854                  1,439
                                                                                ---------              ---------
            Total current assets                                                   85,884                 87,741

Property and equipment, net                                                         7,957                  9,287
Due from officer                                                                     --                    2,132
Other assets, net                                                                     871                  1,650
Goodwill, net                                                                      62,782                 37,033
Intangible assets, net                                                             17,712                  1,976
                                                                                ---------              ---------
            Total assets                                                        $ 175,206              $ 139,819
                                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations                                    $     649              $     594
Line of credit                                                                      5,618                   --
Accounts payable                                                                   10,456                  4,468
Claims payable                                                                     43,843                 46,564
Payables to plan sponsors                                                          23,108                 21,063
Accrued expenses and other current liabilities                                      4,349                  5,745
                                                                                ---------              ---------
            Total current liabilities                                              88,023                 78,434

Capital lease obligations, net of current portion                                     548                  1,031
Other non current liabilities                                                          57                     58
                                                                                ---------              ---------
            Total liabilities                                                      88,628                 79,523

Stockholders' equity:
Common stock, $.0001 par value; 40,000,000 shares authorized, 22,947,194 and
     22,004,101 shares issued and outstanding
     at September 30, 2002, and December 31, 2001, respectively                         2                      2
Treasury stock, 1,393,183 shares at cost                                           (2,934)                (2,934)
Additional paid-in capital                                                        117,403                105,424
Accumulated deficit                                                               (27,893)               (42,196)
                                                                                ---------              ---------
            Total stockholders' equity                                             86,578                 60,296
                                                                                ---------              ---------
            Total liabilities and stockholders' equity                          $ 175,206              $ 139,819
                                                                                =========              =========

 The accompanying notes are an integral part of these consolidated financial statements.




                        MIM CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                    --------------------------       --------------------------
                                                       2002           2001              2002          2001
                                                    --------------------------       --------------------------
                                                           (Unaudited)                      (Unaudited)

Revenue                                              $ 138,530        $ 119,886        $ 425,913       $ 332,773

Cost of revenue                                        120,566          106,231          374,472         294,047
                                                     ---------        ---------        ---------       ---------
Gross profit                                            17,964           13,655           51,441          38,726

Selling, general and administrative expenses            11,733            9,826           32,786          27,599
TennCare reserve adjustment                               --             (1,496)            (851)         (2,476)
Amortization of intangibles                                396              551              973           1,631
                                                     ---------        ---------        ---------       ---------
Income from operations                                   5,835            4,774           18,533          11,972

Interest (expense) income, net                            (221)             (43)            (655)            (27)
                                                     ---------        ---------        ---------       ---------

Income before provision for income taxes                 5,614            4,731           17,878          11,945

Provision for income taxes                               1,123              409            3,575             932
                                                     ---------        ---------        ---------       ---------
Net income                                           $   4,491        $   4,322        $  14,303       $  11,013
                                                     =========        =========        =========       =========


Basic income per common share                        $    0.20        $    0.20        $    0.63       $    0.53
                                                     =========        =========        =========       =========
Diluted income per common share                      $    0.19        $    0.19        $    0.60       $    0.51
                                                     =========        =========        =========       =========

Weighted average common shares used in
computing basic income per common share                 22,944           21,361           22,801          20,894
                                                     =========        =========        =========       =========
Weighted average common shares used in
computing diluted income per common share               23,813           22,589           23,951          21,624
                                                     =========        =========        =========       =========


 The accompanying notes are an integral part of these consolidated financial statements.




                        MIM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Nine Months Ended September 30,
                                                                         -------------------------------------
                                                                               2002                2001
                                                                         -------------------------------------
                                                                                     (Unaudited)
Cash flows from operating activities:
     Net income                                                              $ 14,303          $ 11,013
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                     4,544             5,288
              TennCare reserve adjustment                                        (851)             --
              Issuance of stock to employees                                      109                28
              Provision for losses on receivables                                 941               883
     Changes in assets and liabilities, net of acquired assets:
         Receivables, net                                                       5,264           (11,134)
         Inventory                                                             (2,268)           (1,440)
         Prepaid expenses and other current assets                             (1,305)              205
         Accounts payable                                                          56             1,846
         Claims payable                                                        (2,721)            4,139
         Payables to plan sponsors and others                                   2,046            (6,734)
         Accrued expenses and other current liabilities                        (1,900)           (1,072)
         Non current liabilities                                                 --                (457)
                                                                             --------          --------
              Net cash provided by operating activities                        18,218             2,565
                                                                             --------          --------

Cash flows from investing activities:
         Purchase of property and equipment, net of disposals                  (1,751)           (2,281)
         Cost of acquisitions, net of cash acquired                           (34,851)           (1,987)
         Decrease (increase) in due from officer                                2,132               (96)
         (Increase) decrease in other assets                                      (98)              100
                                                                             --------          --------
              Net cash used in investing activities                           (34,568)           (4,264)
                                                                             --------          --------

Cash flows from financing activities:
         Net borrowings on line of credit                                       5,618              --
         Purchase of treasury stock                                              --              (2,596)
         Proceeds from exercise of stock options                                1,514             5,030
         Principal payments on capital lease obligations                         (428)             (448)
         Net repayment of debt                                                   --                (165)
                                                                             --------          --------
              Net cash provided by financing activities                         6,704             1,821
                                                                             --------          --------

Net decrease in cash and cash equivalents                                      (9,646)              122

Cash and cash equivalents--beginning of period                                 12,487             1,290
                                                                             --------          --------

Cash and cash equivalents--end of period                                     $  2,841          $  1,412
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




                                       MIM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (continued)
                                                (In thousands)

                                                              Nine Months Ended September 30,
                                                            -----------------------------------
                                                                 2002              2001
                                                            --------------    -----------------
                                                                         (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                        $    705         $  151
                                                                ========         ======
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Reclassification of stockholder notes to other assets           $     --         $  771
                                                                ========         ======
Contribution of minority interest to additional paid-in
capital upon dissolution of subsidiary                          $     --         $1,112
                                                                ========         ======

Stock issued in connection with acquisition                     $ 10,355         $   --
                                                                ========         ======



 The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
        NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

     These unaudited consolidated interim financial statements should be read in conjunction with the MIM Corporation and Subsidiaries (collectively, the "Company") audited consolidated financial statements, notes and information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the Commission. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. The following accounting policies are described further below:

CONSOLIDATION

     The  consolidated   financial   statements  include  the  accounts  of  MIM
Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

INVENTORY

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists principally of purchased prescription drugs.

REVENUE RECOGNITION

     CAPITATED AGREEMENTS. The Company's capitated contracts with plan sponsors require the Company to provide covered pharmacy services to plan sponsor members in return for a fixed fee per member per month paid by the plan sponsor. Capitated contracts have terms varying from six months to one year. These contracts are subject to rate adjustment or termination upon the occurrence of certain events. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts.

     FEE-FOR-SERVICE. Under fee-for-service contracts, revenues from orders dispensed by the Company's pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist through the on line claims processing systems.

     All revenue is recorded net of any rebate share payable to plan sponsors. The Company does not sell products separately from the services offered to members and plan sponsors and does not maintain revenue or cost of revenue information with regard to product sales.

     When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors' members, the Company includes payments from these plan sponsors as revenue, and payments to the network pharmacy providers as cost of revenue ("gross") in accordance with Emerging Issues Task Force ("EITF") 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent". These transactions require the Company to assume credit risk and act as a principal. If the Company was merely administering plan sponsors' network pharmacy contracts in which the Company does not assume credit risk, but acts as an agent, the Company records only the administrative or dispensing fees as revenue ("net").

PRESCRIPTION SERVICES. The Company's integrated pharmacy benefit services include the delivery of pharmaceutical services and products. Such services and products may be provided by any of the Company's pharmacy dispensing locations. Revenue is recognized for these products and services when they are dispensed and/or shipped.

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

PAYABLES TO PLAN SPONSORS

    Payables to plan sponsors represent the sharing of pharmaceutical rebates with the plan sponsors, as well as profit sharing plans with certain capitated contracts.

NOTE 2 - EARNINGS PER SHARE

    The following table sets forth the computation of basic income per common share and diluted income per common share:

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                -----------------------------      ----------------------------
                                                    2002            2001               2002           2001
                                                -------------   -------------      -------------  -------------
Numerator:
Net income .................................      $ 4,491         $ 4,322           $ 14,303       $ 11,013
                                                =============   =============      =============  =============
Denominator - Basic:
Weighted average number of common
shares outstanding .........................          22,944          21,361             22,801         20,894
                                                =============   =============      =============  =============
Basic income per common share ..............          $ 0.20          $ 0.20             $ 0.63         $ 0.53
                                                =============   =============      =============  =============

Denominator - Diluted:
Weighted average number of common
shares outstanding .........................          22,944          21,361             22,801         20,894
Common share equivalents of outstanding
stock options ..............................             869           1,228              1,150            730
                                                -------------   -------------      -------------  -------------
Total diluted shares outstanding ...........          23,813          22,589             23,951         21,624
                                                =============   =============      =============  =============
Diluted income per common share ............          $ 0.19          $ 0.19             $ 0.60         $ 0.51
                                                =============   =============      =============  =============

NOTE 3 - DUE FROM COMPANY OFFICER

     On March 23, 2002, officer repaid in full a $1,700 loan from the Company, together with all accrued and unpaid interest thereon, totaling approximately $2,100.

NOTE 4 - TENNCARE(R) RESERVE ADJUSTMENTS

    There were no TennCare(R) reserve adjustments in the current quarter of 2002. The TennCare(R) reserve adjustments of $851 and $1,496 in the first quarter of 2002 and the third quarter of 2001, respectively, were a result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved. During the first quarter of 2001, the Company recorded a reserve adjustment of $980 to reflect a favorable settlement with Tennessee Health Partnership ("THP") relative to the amount initially reserved. This dispute related to several improper reductions of payments from THP for services provided to THP and its enrollees.

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

NOTE 7 - ACQUISITIONS

     On January 31, 2002, the Company acquired all of the issued and outstanding capital stock of Vitality Home Infusion Services, Inc. ("Vitality"). Vitality is a New York-based provider of specialty pharmaceutical services. Vitality provides such services on a national basis to chronically ill and genetically impaired patients, particularly focusing on oncology, infectious disease, immunology and rheumatory disease.

     The aggregate purchase price for Vitality was $46,416 (including $1,416 in transaction costs), payable $35,000 in cash and 612,419 shares of MIM common stock valued at $10,355, including 20,002 shares of common stock, valued at $355, for transaction costs. The common stock of MIM was valued using the average market price for twenty days prior to the date of the purchase agreement. The purchase price for Vitality has been allocated to assets and liabilities based on management's best estimates of fair value and based on a final valuation performed by an independent outside valuation firm. The following table sets forth the allocation of the purchase price as of September 30, 2002:

Purchase price:
Funded from the Company's line of credit                         $ 35,000
Common stock value                                                 10,355
Transaction costs                                                   1,061
                                                             -------------
Total purchase price                                               46,416

Less:  net tangible assets as of January 31, 2002                   4,441
                                                             -------------
Excess of purchase price over net tangible assets acquired       $ 41,975
                                                             =============
Allocation of excess purchase price:

Customer relationships                                           $ 11,000
Trademarks                                                          4,700
Non-compete agreements                                                730
Goodwill                                                           25,545
                                                             -------------
Total                                                            $ 41,975
                                                             =============

VITALITY PRO FORMA FINANCIAL INFORMATION

     The following unaudited consolidated pro forma financial information for the three and nine month periods ended September 30, 2002 and 2001, respectively, has been prepared assuming Vitality was acquired as of January 1, 2001, utilizing the purchase method of accounting, with pro forma adjustments for non-amortizing goodwill, amortizing intangibles, interest expense, rent expense and income tax benefit. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2001. This pro forma financial information is not intended to be a projection of future operating results.

                                                   Pro Forma Income Statement

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                        September 30,
                                      ----------------------------------   ----------------------------------
                                           2002              2001               2002              2001
                                      ----------------  ----------------   ----------------  ----------------
                                                 (Unaudited)                          (Unaudited)
Revenues                                $   138,530         $   138,153         $   432,956         $   385,884
Net income                              $     4,491         $     4,536         $    14,115         $    13,411
Basic income per common share           $      0.20         $     0.21          $     0.62          $      0.62
Diluted income per common share         $      0.19         $     0.20          $     0.59          $      0.60

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

    The following table provides a reconciliation of reported net income for the three and nine month periods ended September 30, 2001, to adjusted net income as if SFAS No. 142 had been applied as of January 1, 2001.

                                                        Three Months Ended                    Nine Months Ended
                                                        September 30, 2001                   September 30, 2001
                                                 ---------------------------------    ----------------------------------
                                                     Dollars       Diluted EPS            Dollars        Diluted EPS
                                                 ---------------------------------    ----------------------------------
Net income as reported                                 $ 4,322             $ 0.19           $ 11,013             $ 0.51
Add back goodwill amortization (net of tax)                439               0.02              1,298               0.06
                                                 --------------  -----------------    ---------------  -----------------
Net income as adjusted                                 $ 4,761             $ 0.21           $ 12,311             $ 0.57
                                                 ==============  =================    ===============  =================

    The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:


Balance as of December 31, 2001                                    $ 37,033
Goodwill acquired (Vitality)                                         25,545
Miscelleanous purchase price adjustments                                204
                                                                  ----------
Balance (net of amortization) as of September 30, 2002             $ 62,782
                                                                  ==========

    Gross amortizable intangible assets with definite lives at September 30, 2002 consist of customer relationships of $13,948 amortized over four to twenty years and noncompete agreements of $862 amortized over three to four years and $127 of trademarks amortized over three years. Gross intangible assets with indefinite lives at September 30, 2002 are trademarks of $4,700 and goodwill of $66,938. Accumulated amortization for intangibles and goodwill at September 30, 2002 is $6,081.

NOTE 9 - OPERATING SEGMENTS

    The Company operates in two distinct segments: (1) PBM Services, which is comprised of fully integrated pharmacy benefit management and mail services; and
(2) Specialty Pharmaceuticals, which is comprised of specialty pharmacy distribution and clinical management services.

     The accounting polices applied to business segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

                          Segment Reporting Information

                                       Three Months Ended                Nine Months Ended
                                          September 30,                    September 30,
                                 ---------------------------        -----------------------------
                                    2002            2001             2002                2001
                                 ---------------------------        -----------------------------
Revenues:
PBM Services                      $ 94,826         $110,176         $306,819         $304,295
Specialty Pharmaceuticals           43,704            9,710          119,094           28,478
                                  --------         --------         --------         --------
Total                             $138,530         $119,886         $425,913         $332,773
                                  ========         ========         ========         ========

Depreciation expense:
PBM Services                      $    666         $    971         $  2,461         $  2,860
Specialty Pharmaceuticals              238              111              675              328
                                  --------         --------         --------         --------
Total                             $    904         $  1,082         $  3,136         $  3,188
                                  ========         ========         ========         ========

Income from operations:
PBM Services                      $  1,460         $  4,025         $  6,207         $  8,781
Specialty Pharmaceuticals            4,375              749           12,326            3,191
                                  --------         --------         --------         --------
Total                             $  5,835         $  4,774         $ 18,533         $ 11,972
                                  ========         ========         ========         ========

Total assets:
PBM Services                      $ 74,280         $ 98,889
Specialty Pharmaceuticals          100,926           32,867
                                   --------         --------
Total                             $175,206         $131,756
                                   ========         ========

Capital expenditures:
PBM Services                      $    179         $    455         $    752         $  1,835
Specialty Pharmaceuticals              205              107            1,024              483
                                  --------         --------         --------         --------
Total                             $    384         $    562         $  1,776         $  2,318
                                  ========         ========         ========         ========

     Revenues for the three months ended September 30, 2002 included $14,116 from capitated arrangements compared to $24,308 for the same period in 2001. This represents 10.1% of the Company's current quarterly revenues compared to 20.3% for the same quarter in 2001.

     Revenues for the nine months ended September 30, 2002 included $37,886 from capitated arrangements compared to $80,222 for the same period a year ago. This represents 8.9% of the Company's current nine month revenues compared to 24.1% for the same period in 2001.

                                     * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements of MIM Corporation and subsidiaries (collectively, the "Company"), including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 (this "Report").

     This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements may include statements relating to the Company's business development activities; sales and marketing efforts; the status of material contractual relationships and the expenditures associated with one or more of them; the effect of regulation and competition on our business; future operating performance and results of the company; the benefits and risks associated with the integration of acquired companies; and the likely outcome and effect of legal proceedings on the company and its business and operations and/or the resolution or settlement thereof. Although we believe any and all of these statements should be based on reasonable assumptions, there is no way to guarantee that we will always be able to meet the expectations arising from those forward-looking statements and their underlying assumptions. Actual results may differ materially from those implied in the forward-looking statements because of the various factors enumerated in our periodic filings with the SEC. These factors include, among other things, the status of contract negotiations; increased government regulation relating to the health care and insurance industries in general, and more specifically, pharmacy benefit management, mail service and specialty pharmaceutical distribution organizations; the existence of complex laws and regulations relating to the Company's business; increased competition from the Company's competitors, including those competitors with greater financial, technical, marketing and other resources, and risks associated with risk-based or capitated contracts. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

OVERVIEW

     The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit management, specialty pharmaceutical distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, third party administrators, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reported operating segments: pharmacy benefit management and mail services (collectively, "PBM Services"), and specialty pharmacy distribution and clinical management services ("Specialty Pharmaceuticals").

     The Company offers small and mid-sized Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate pharmacy benefits through its network of retail pharmacies and its own mail service distribution facility. PBM Services revenues are recognized two different ways. When the Company has a contractual obligation to pay its network pharmacy providers for services provided to Members of Plan Sponsors and assumes credit risk for these benefits, it recognizes the total payments (including the cost of the prescription drug) from these Plan Sponsors as revenue, and payments to network pharmacy providers as cost of revenue ("gross"). When the Company does not assume credit risk for the network pharmacy payments, it records only the administrative or dispensing fees as revenue ("net").

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

     The Company also distributes high-cost injectable and infusion prescription medications and therapies, through its Vitality Home Infusion Services, Inc. ("Vitality") and American Disease Management Associates L.L.C. ("ADIMA") subsidiaries.

     Depending on the goals and objectives of its Plan Sponsor customers, the Company provides some or all of the following clinical services to each Plan Sponsor as part of its PBM Services and Specialty Pharmaceuticals services: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, mail services and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Revenue for the PBM is recognized either at the time that the pharmacy service is reported to the Company from participating pharmacies under the fee-for-service contracts or, in the case of a capitated agreement, in the month in which the services are performed. As outlined above, revenue is recorded gross or net based on whether or not the credit risk is assumed by the Company.

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances.

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

RESULTS OF OPERATIONS

REVENUES AND GROSS PROFIT

    The following table provides details for the PBM Services segment for the three and nine month periods ended September 30, 2002 and 2001:

                                                                       PBM Services
                                                                     ($ in thousands)

                                     Three Months Ended September 30,                      Nine Months Ended September 30,
                              -----------------------------------------------    ---------------------------------------------------
                                2002               2001          % Inc/ (Dec)        2002               2001           % Inc/ (Dec)
                              ------------------------------------------------------------------------------------------------------
Revenues                        $94,826          $110,176           (13.9%)       $306,819          $304,295            0.8%
Cost of revenues                 87,633            99,729           (12.1%)        283,335           275,170            3.0%
                                -------          --------          --------        --------          --------         -------
Gross profit                    $ 7,193          $ 10,447           (31.1%)       $ 23,484          $ 29,125          (19.4%)
                                =======          ========          ========       ========          ========         ========
Gross profit percentage            7.6%              9.5%                             7.7%              9.6%

    PBM Services revenues decreased 13.9% to $94.8 million in the third quarter compared to $110.2 million in the third quarter of 2001 and increased slightly to $306.8 for the nine months ended September 30, 2002 compared to the same period in 2001. In the second quarter of 2002, the Company changed the terms of some of its PBM customers, where the Company no longer accepted credit risk on these customers. After giving effect to that change, current accounting rules required the Company to classify these customers' gross PBM Services revenue on a net basis. That change had the effect of reducing the gross PBM Services revenue and cost of revenue by $20.4 million and $51.1 million for the quarter and nine months ended September 30, 2002, respectively, with no resulting effect on reported gross profit. The third quarter 2002 revenue decrease and the minimal revenue increase for the nine months ended September 30, 2002, were the result of decreases in revenue associated with the Company's classification of certain PBM Services revenues from gross to net, the liquidation of Access MedPLUS in the fourth quarter of 2001, and the Company's termination of certain unprofitable PBM accounts, partially offset by increases from continued growth in its retail network and mail services.

    Cost of revenue decreased $12.1 million in the third quarter of 2002 and increased $8.2 million in the nine months ended September 30, 2002 compared to the same periods in 2001. The changes are a result of the same reasons discussed above.

    Gross profit decreased $3.3 million in the third quarter of 2002 and $5.6 million in the nine months ended September 30, 2002 compared to the same periods in 2001, due to the liquidation of Access MedPLUS and the Company's termination of certain unprofitable PBM accounts. These decreases were partially offset by increases from continued growth in its retail network and mail services.

    The following table provides details for the Specialty Pharmaceuticals segment for the three and nine month periods ending September 30, 2002 and 2001.

                                                                Specialty Pharmaceuticals
                                                                     ($ in thousands)

                                     Three Months Ended September 30,                         Nine Months Ended September 30,
                               -------------------------------------------------    --------------------------------------------
                                2002               2001       % Inc/ (Dec)          2002               2001       % Inc/ (Dec)
                               --------------------------------------------------------------------------------------------------
Revenues                       $  43,704       $   9,710          350.1%         $  119,094      $  28,478              318.2%
Cost of revenues                  32,933           6,502          406.5%             91,137         18,877              382.8%
                               ------------   ------------   -----------        -------------   ------------    --------------
Gross profit                   $ 10,771       $    3,208          235.7%         $   27,957      $   9,601              191.2%
                               ============   ============   ===========        =============   ============    ==============
Gross profit percentage            24.6%          33.0%                              23.5%         33.7%

     Specialty Pharmaceuticals revenues increased $34.0 million in the third quarter of 2002 to $43.7 million, and $90.6 million to $119,094 million for the nine months ended September 30, 2002 compared to the same periods last year. These increases were the result of the inclusion of Vitality's revenues from February 2002 (the acquisition date) (see Note 7 of Notes to Unaudited Consolidated Financial Statements), and continued growth in the Company's BioScrip(R) injectable and infusion therapy programs.

     Cost of revenue increased $26.4 million in the third quarter of 2002 and $72.3 million for the nine months ended September 30, 2002 compared to the same periods in 2001. These increases are commensurate with the inclusion of Vitality since February 2002 and the growth in the Company's BioScrip(R) programs from 2001.

     Gross profit increased $7.6 million for the third quarter of 2002 and $18.4 million for the nine months ended September 30, 2002 from the same periods in 2001, due to the inclusion of Vitality from February 2002, as well as increases from the BioScrip(R) programs, reflecting their revenue growth from 2001.

     The gross profit percentages declined in both the third quarter of 2002 and the nine months ended September 30, 2002 compared to the same periods in 2001 as a result of increases in the lower margin BioScrip(R) injectable therapy programs. The current gross profit percentages now reflect a higher proportion of injectable therapy programs in the total Specialty Pharmaceuticals business, when, in the previous year, the infusion therapy program represented a higher percentage of the total Specialty Pharmaceuticals business. Infusion therapy historically has yielded a higher gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") increased to $11.7 million for the third quarter of 2002, or 8.5% of revenue, from $9.8 million, or 8.2% of revenue for the same period a year ago. This increase is principally the result of operating cost increases commensurate with the Company's business growth, the inclusion of Vitality's SG&A in the Company's results since February 2002, as well as overall higher insurance premiums. SG&A expenses for the first nine months of 2002 increased to $32.8 million, or 7.7% of revenue, from $27.6 million, or 8.3% of revenue, in the first nine months of 2001, for the same reasons previously discussed.

TENNCARE(R) RESERVE ADJUSTMENTS

     There were no TennCare(R) reserve adjustments in the current quarter of 2002. The TennCare(R) reserve adjustments of $0.9 million in the first quarter of 2002 and $1.5 million in the third quarter of 2001, respectively, were the result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved. During the first quarter of 2001, the Company also recorded a reserve adjustment of $1.0 million to reflect a favorable settlement with Tennessee Health Partnership ("THP") relating to several improper reductions of payments from THP for which the Company had provided services.

AMORTIZATION OF INTANGIBLES

     For the third quarter of 2002 and the nine months ended September 30, 2002, the Company recorded amortization of $0.4 million and $1.0 million, respectively, compared to $0.6 million and $1.6 million for the same periods, respectively, in 2001. These decreases in 2002 are the result of the adoption of SFAS No. 142 (see Note 8 of Notes to Unaudited Consolidated Financial Statements), which were partially offset by the amortization of identifiable intangibles resulting from the acquisition of Vitality on January 31, 2002.

NET INTEREST EXPENSE

     Net interest expense was $0.2 million and $0.7 million for the three months and nine months ended September 30, 2002, respectively, compared to nominal amounts of net interest expense for the same periods in 2001. The interest expense in 2002 is primarily a result of using the Company's revolving credit facility to fund the $35 million cash portion of the Vitality $45 million purchase price on January 31, 2002.

PROVISION FOR INCOME TAXES

     Tax expense for the third quarter of 2002 and for the nine months ended September 30, 2002 was $1.1 million and $3.6 million, respectively, compared to $0.4 million and $0.9 million, respectively, for the same periods last year. The effective tax rates for the third quarter and nine months ended September 30, 2002 were 20.0%, compared to 8.6% and 7.8%, respectively, for the same periods last year. The Company was able to fully offset taxable income in 2001 with its Federal net operating loss carry forwards, but expects to only partially offset expected 2002 taxable income with available Federal net operating loss carry forwards.

INCOME FROM OPERATIONS

     Income from operations for the third quarter of 2002 increased 22% over the same period last year to $5.8 million. 2001 income from operations of $4.8 million includes a benefit of $1.0 million (a special gain from a TennCare(R) reserve adjustment of $1.5 million, offset by amortization of goodwill). Earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter of 2002 totaled $7.3 million, compared to $6.6 million for the same period last year. EBITDA for 2001 includes the special gain above of $1.5 million.

     Income from operations for the nine months ended September 30, 2002 increased 55% to $18.5 million from $12.0 million for the same period last year. Income from operations includes a special gain from a TennCare(R) reserve adjustment of $0.9 million in 2002 and a benefit of $1.1 million in 2001 (special gains from TennCare(R) adjustments of $2.5 million, above offset by amortization of goodwill). EBITDA for the nine months of 2002 grew 34% to $23.1 million, compared to $17.3 million in the previous year's period. EBITDA includes the special gains above of $0.9 million and $2.5 million in 2002 and 2001, respectively.

NET INCOME AND EARNINGS PER SHARE

     Net income for the third quarter of 2002 was $4.5 million or $0.19 per diluted share, compared to net income of $3.4 million or $0.15 per diluted share for the same period last year, excluding a 2001 special gain from a TennCare(R) reserve adjustment of $0.06 per diluted share and adding back the 2001 impact of $0.02 for the application of SFAS No. 142 regarding the amortization of goodwill. Average diluted shares outstanding for the third quarter increased by
1.2 million to 23.8 million shares.

     Net income for the nine months ended September 30, 2002 was $13.6 million or $0.57 per diluted share, compared to net income of $10.0 million or $0.47 per diluted share for the same period last year, excluding 2002 and 2001 special gains from TennCare(R) reserve adjustments of $0.03 and $0.10 per diluted share, respectively, and adding back the 2001 impact of $0.06 per diluted share for the application of SFAS No. 142 regarding the amortization of goodwill. Average diluted shares outstanding for the nine months increased by 2.3 million to 24.0 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company  utilizes both funds  generated  from  operations and available
credit  under  its  Facility  (as  defined  below)  for  acquisitions,   capital
expenditures and general working capital needs.

     For the nine months ended September 30, 2002, net cash provided by operating activities totaled $18.2 million compared to $2.6 million for the same period last year. This improvement is the result of continued growth in the Company's businesses and the inclusion of Vitality results from February 2002.

     Net cash used in investing activities during the nine months ended September 30, 2002 was $34.6 million compared to $4.3 million used in the same period in 2001. This increase reflects approximately $35 million of the Facility used for the acquisition of Vitality (see Note 7 of Notes to Unaudited Consolidated Financial Statements), partially offset by the repayment in full, in March 2002, of a $2.1 million officer loan (see Note 3 of Notes to Unaudited Consolidated Financial Statements).

     For the nine months ended September 30, 2002, net cash provided by financing activities was $6.7 million compared to $1.8 million in the same period in 2001. The increase is primarily the result of $5.6 million currently outstanding under the Facility after repaying most of the borrowings used to pay the cash portion of the purchase price for the Vitality acquisition and the absence of treasury stock purchases in 2002 that, in the 2001 period, totaled $2.6 million.

     At September 30, 2002, the Company had a working capital deficit of $2.1 million compared to working capital of $9.3 million at December 31, 2001. This change is primarily the result of the acquisition of Vitality. Goodwill and intangible assets, classified as non-current, increased $41.5 million while the $5.6 million unpaid balance under the Facility was classified as a current liability.

     The allowance for doubtful accounts at September 30, 2002 of $3.4 million, or 4.8% of accounts receivable, decreased $2.1 million from $5.5 million, or 7.9% of accounts receivable at December 31, 2001. This decrease was primarily the result of a reduction to a reserve, in the first quarter of 2002, established in a prior period for the collection of receivables from Xantus Healthplans of Tennessee, Inc., which was no longer required (as discussed in Note 4 of Notes to Unaudited Consolidated Financial Statements).

     On November 1, 2000, the Company entered into a $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 30, 2002, there was $5.6 million outstanding under the Facility as a result of the Company's acquisition of Vitality. The Facility terminates on October 31, 2003. The Company beleives that it will be able to extend or renew the Facility, or alternatively, obtain a new credit facility with another lender, however, there can be no assurances that the Company will be able to renew or extend the Facility or obtain a new one on terms favorable to the Company. Failure to renew or extend the Facility or enter into a new credit facility could have a material adverse effect on the Company.

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

OTHER MATTERS

     The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expired on December 31, 2001 and was renewed without material modification through December 31, 2002 and further extended through December 31, 2004, without material modification to those goods and services being provided by the Company or the manner in which the Company is compensated. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004. Should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCO's ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

     In the first quarter of 2001, the Company commenced a stock repurchase program pursuant to which the Company is authorized to repurchase up to $5.0 million of its common stock from time to time on the open market or in private transactions. To date, the Company has used, in the aggregate, approximately $2.6 million towards the repurchase of its common stock under this program.

     On October 1, 2002, the U.S. Department of Health and Human Services Office of Inspector General ("OIG") released its Draft Compliance Program Guidance for Pharmaceutical Manufacturers (the "Draft Guidance") designed to provide voluntary, nonbinding guidance to assist pharmaceutical manufacturers in devising effective legal compliance programs. The Draft Guidance identifies in general terms certain areas of potential legal risk that OIG encourages pharmaceutical manufacturers to consider in structuring compliance programs. OIG has solicited public comment on the Draft Guidance and will at some time in the future publish final guidance along with a discussion of relevant comments. The Company currently maintains a compliance program that includes the key compliance program elements described in the Draft Guidance. We do not believe that the Draft Guidance, if adopted in its current form, would be likely to have a material effect on our business operations or financial results. However, it is possible that the Draft Guidance could be changed prior to publication of the final version, and any such changes could impact our business operations, possibly materially.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There has been no material change from the information provided in Item 7a of the Form 10-K.

ITEM 4.   CONTROLS AND PROCEDURES

     As of November 12, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 12, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 12, 2002.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On January 31, 2002, the Company issued 612,419 shares of its common stock in connection with the acquisition of Vitality. (see Note 7 of Notes to Unaudited Consolidated Financial Statements).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit 3.1 Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3-1 to the Company's Registration Statement on Form S-1, File No. 333-05327)

        Exhibit 3.2     Amended and Restated By-Laws of MIM Corporation

        Exhibit 4.1 Amended and Restated Rights Agreement dated as of May 20, 1999 between MIM Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to post-effective amendment No. 2 to the Company's Form 8-A/A dated May 20, 1999.

        Exhibit 10.1 Employment letter dated October 1, 2002, between the Company and James S. Lusk.

(b)      Reports on Form 8-K

        There were no reports filed on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MIM CORPORATION




November 14, 2002                                 /s/ James S. Lusk
                                                 ---------------------------
                                                 James S. Lusk
                                                 Chief Financial Officer

                                  CERTIFICATION

I, Richard H. Friedman, certify that:

1.       I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii) presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      -----------------

                                                     /s/ Richard H. Friedman
                                                     -----------------------
                                                     Chief Executive Officer

                                  CERTIFICATION

I, James S. Lusk, certify that:

1.       I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (i) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (ii) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii) presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      -----------------

                                                /s/ James S. Lusk
                                                -----------------
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
--------------------------------------------------------------------------------

3.1  Amended  and  restated   Certificate  of  Incorporation   (incorporated  by
     reference to Exhibit 3-1 to the Company's registration Statement of Form S-1, File No. 333-05327)

3.2  Amended and restated By-Laws of MIM Corporation

4.1 Amended and Restated Rights Agreement dated as of May 20, 1999 between MIM Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to post-effective amendment No. 2 to the Company's Form 8-A/A dated May 20, 1999.


10.1 Employment letter dated October 1, 2002, between the Company and James S. Lusk