Form 10-K
period 2002-12-31
MIM CORP
filed 2003-03-31
CIK 1014739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

[ ] PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

                         Commission file number: 1-11993

                                 MIM CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           05-0489664
(State of incorporation)                       (IRS Employer Identification No.)


         100 Clearbrook Road, Elmsford NY                      10523
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 914-460-1600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).         Yes   [X]     No  ___


The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 6, 2003, was approximately $140.3 million. *

On March 20, 2003, there were outstanding 22,967,531 shares of the registrant's Common Stock.

                       Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III of this Form 10-K.

* Without acknowledging that any individual director or executive officer of the registrant is an affiliate, the shares over which they have voting control have been included as owned by affiliates solely for purposes of this calculation.

                                     PART I

Item 1.  Business

Overview

     MIM Corporation (the "Company" or "MIM") is a pharmaceutical healthcare organization delivering innovative pharmacy benefit management, specialty pharmaceutical management and distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors, directly or indirectly through third party administrators (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services") and specialty pharmacy distribution and clinical management services ("Specialty Management and Distribution Services").


The Company's Specialty Management and Distribution Services programs are offered to the chronically ill and genetically impaired, directly through Plan Sponsors of all sizes, and include the distribution of biotech and other prescription medications and the provision of pharmacy-related clinical management services and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients, in conjunction with Plan Sponsors. These physicians are typically affiliated with Plan Sponsors which in turn have a provider relationship with the Company.

     The Company offers Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate PBM Services through its network of retail pharmacies and its own dedicated mail service distribution facility.

     Depending on the goals and objectives of the Plan Sponsors with which the Company does business, the Company provides some or all of the following clinical services as part of its PBM and/or Specialty Management and Distribution Services, all of which are described below in greater detail: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education, drug usage and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

Specialty Management and Distribution Services

     Through its BioScrip(R) specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip(R) programs are dispensed and serviced from the Company's various dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC ("ADIMA"), a New Jersey-based provider of specialty injectable and infusion therapy services.

     The Company's specialty injectable and infusion therapy programs are marketed principally to Plan Sponsors and physicians in order to control the high cost trends associated with medications for the chronically ill and genetically impaired. As part of a bundled offering, the Company distributes prescription products to Plan Sponsors' Members and clinically manages each Member's condition from a pharmacoeconomic perspective.

     Unlike many of the Company's competitors, which focus on particular pharmaceutical products within a limited number of chronic disease states, the

Company offers numerous products within a larger number of disease states since it is attempting to control a Plan Sponsor's overall pharmacy and medical expenditures in the most clinically appropriate manner. In contrast, many of the Company's competitors focus on increasing the market share of a particular product and increasing profitability through its relationship with the manufacturer of that particular product. Viewed another way, the Company considers its ultimate customer(s) Plan Sponsors and their respective Members.

The following services are available through the Company's specialty programs:

     Pharmacy Case Management. The Company provides Plan Sponsors' Members with access to its BioScrip(R) pharmacy case management team ("PCM Team"), which is a specialized unit of skilled professionals including Pharmacists, Registered Nurses, Certified Pharmacy Technicians, Insurance Verification and Reimbursement Specialists, and Customer Service Representatives. The PCM Team is available via phone to both providers and patients, 24 hours per day, seven days per week. Each PCM Team member is cross trained in case management as well as individual disease states, in order to provide Plan Sponsors and its Members with a variety of basic services, including:

     Prior Authorizations. The Company assists its Plan Sponsors in developing formal criteria and protocols for the effective management of specialty pharmaceutical care. Criteria are reviewed prior to the onset of therapy to minimize incorrect prescribing, thereby reducing unnecessary costs.

      Infusion Therapy. The Company also distributes and administers high cost specialty infusion therapies to patients requiring principally immunosuppression blood products, parenteral nutrition products, and infused antibiotic therapies. Hence, the Company attempts to maximize Member patient outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of the Plan Sponsor. In adhering to the guidelines, the Company also attempts to minimize or control the costs associated with a Member's condition. Unlike the Company's other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.

     Therapy Assessment. The PCM Team monitors on an on-going basis each patients therapy to assure adherence to that therapy, desired response to therapy and any necessary interventions to improve patient care.

     Patient Enrollment. The PCM Team is the main point of contact for both physicians and patients during the enrollment process. PCM Team members are responsible for identifying immediate patient needs, triggering important patient and physician mailings and following through on the enrollment process and delivery of the initial prescription.

     Risk Assessment. The PCM Team initially assesses all new patients to determine the patient's knowledge level, self-care ability and non-compliance risk. Depending on the results of this assessment, patients are classified and an appropriate monitoring program is selected and administered. Patients are reassessed at appropriate times during their treatment as determined by the PCM Team.

      Education. Each PCM Team member is trained in disease state management and treatment issues and serves as a valuable resource for both patients and physicians in answering treatment questions pertaining to such topics as side effects, self-administration and compliance issues.

     Compliance Monitoring. The PCM Team collectively tracks the patient's progress and initiates reminders, reinforcements and non-compliance alerts to both physicians and the patient. The PCM Team is responsible for understanding compliance risks and coordinating the support necessary to maximize the patient's treatment.

     Coordinated Medication Delivery. The Company's pharmacies provide express delivery of medications to the patient's point of service, whether that is his or her home or a physician's office. Special handling techniques and/or refrigeration (including shipping with dry-ice packing) are utilized in compliance with a manufacturer's specified requirements. In addition to the injectable medication, the Company also provides Sharps containers, syringes and ancillary materials needed for administration of the product. Express delivery via overnight courier is provided without additional charge to the patient or physician.

     Pharmacy Data Services. The Company utilizes claims, medical and laboratory data to analyze and evaluate pharmaceutical utilization and cost trends to support Plan Sponsors' understanding of such information through the generation of reports for management and Plan Sponsor use, and presentation of information vital to the Plan Sponsors' understanding of their particular pharmaceutical utilization and cost trends. These services include drug utilization review, quality assurance and claims and laboratory analysis. The Company has developed proprietary systems to provide Plan Sponsors with real-time access to pharmacy, financial, claims, prescriber and dispensing data.

     Disease Management. The Company designs and administers programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals.

     The Company offers its specialty programs to Plan Sponsors as a comprehensive pharmaceutical service that manages all aspects of a Plan Sponsor's pharmaceutical needs, including the specialty pharmacy services described above. Alternatively, the Company may limit the number of products and/or therapeutic categories which it manages. The Company believes that its ability to offer a full line of services, including its specialty pharmacy products and services, provides it an advantage over its competition, many of which focus on a limited number of disease states and/or products. Likewise, the Company believes that the implementation of a broad-based specialty pharmacy program affords Plan Sponsors greatest overall Member outcomes as well as the greatest degree of cost control or savings. The Company has also been successful in contracting to provide specialty pharmacy services, typically on a non-exclusive or preferred basis to Plan Sponsors, clinics, hospitals and physician groups not previously contracted with the Company for PBM Services.

     The Company markets its specialty pharmaceutical programs to MCOs without regard to the size of a plan's enrollment, third party administrators, physician practice groups and hospitals. Unlike many of its competitors, the Company also markets these programs to other pharmacy benefit managers, which may not have the same resources as the Company or which otherwise have determined not to develop independent specialty pharmacy operations.

PBM Services

     The Company's PBM Services offer Plan Sponsors a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to the Company's customers include the following:

     Formulary and Benefit Design. The Company advises its Plan Sponsors with respect to the development of customized, flexible formulary and benefit plan designs to meet its specific program requirements. Formulary design may assist in controlling program costs by focusing, to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily on two areas: (i) generic substitution, which involves the selection of generic drugs as a cost-effective alternative to their bio-equivalent brand name drugs within a therapeutic category, and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. After a formulary has been established by a Plan Sponsor, rebates on brand name drugs are typically negotiated with drug manufacturers and are often shared with Plan Sponsors.

     Many Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, however, the Company believes that both public and private health plans have become increasingly receptive to controlling pharmacy costs by restricting the availability of certain drugs within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines, to the extent clinically appropriate. Once a Plan Sponsor decides to utilize a "restricted" or "closed" formulary, the Company actively involves its clinical staff with a Plan Sponsor's Pharmacy and Therapeutics Committees ("P&T Committee")(which typically consists of local Plan Sponsors, prescribers, pharmacists and other health care professionals) to assist that P&T committee in its design of clinically appropriate formularies in order to control pharmacy costs. The composition of the formulary is the responsibility and, ultimately approved by of the Plan Sponsor.

     The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by controlling pharmacy reimbursement to ensure that non-formulary drugs are not dispensed to a Member, subject to certain limited exceptions. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Over utilization of medication is monitored and managed through quantity limitations based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before more expensive therapies are covered are also established by the Company in conjunction with the Plan Sponsor P&T Committee to control improper utilization of certain high-risk or high-cost medications.

     Clinical Services. Plan Sponsors' formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made, however, for coverage of non-formulary or non-preferred drugs (other than certain excluded products) when documented to be clinically appropriate for a particular patient. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, the Company employs procedures to override restrictions on non-formulary medications for a particular patient and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost formulary drugs may be overridden through prior authorization procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are granted or denied within 48 hours after request. Requests for, and appeals of denials, of coverage in those cases are handled by the Company through its staff of trained pharmacists and board certified pharmacotherapy specialists, subject to a Plan Sponsor's ultimate authority over all such requests and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, the Company authorizes, without prior approval, short-term supplies of all medication unless specifically excluded by a Plan Sponsor.

     Drug Usage Evaluation. Drug usage is evaluated on a concurrent, prospective and retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. The Company also maintains a drug utilization review program in which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.

     Pharmacy Data Services. The Company utilizes claims data to analyze and evaluate pharmaceutical utilization and cost trends to support Plan Sponsors' understanding of such information through the generation of reports for management and Plan Sponsor use, and presentation of information vital to the Plan Sponsors' understanding of its particular pharmaceutical utilization and cost trends. These services include drug utilization review, quality assurance review, claims analysis and rebate contract administration. The Company has developed proprietary systems to provide Plan Sponsors with real-time access to pharmacy, financial, claims, prescriber and dispensing data.

     Disease Management. The Company designs and administers programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases, such as diabetes and asthma. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under "Specialty Management and Distribution Services," many of these same tools are used by the Company in delivering specialty pharmaceutical services and products to patients afflicted with the disease states managed by the Company.

     Behavioral Health Pharmacy Services. In recent years, Plan Sponsors, particularly MCOs, have recognized the specialized behavioral health needs of certain of their Members. As a result, many MCOs have "carved out" those afflicted with behavioral health issues into separately managed programs. The Company provides pharmaceutical-related services that encourage the proper and cost-effective utilization of behavioral health medication to enrollees within the segregated population within separate behavioral health organizations ("BHOs"), which are traditionally (but not always) affiliated with that MCO. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, the Company is able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or sub optimal prescribing practices. These services are integrated into the Plan Sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

     Pharmacy Dispensing Facility. The Company believes that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors' Members by the use of mail service programs through its own proprietary pharmacy dispensing facility. The Company provides these mail service dispensing services from a fully automated fulfillment facility in Columbus, Ohio. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords the Company and its Plan Sponsors with the ability to reduce cost as compared to the more costly retail distribution of prescription products.

      Capitated Billing Arrangements. In addition to traditional fee-for-service billing arrangements, the Company has historically offered capitated fee billing arrangements to its MCO customers. A capitated fee arrangement permits a Plan Sponsor to incur a fixed fee per Member (a "capitated" program), which allows for cost shifting to the Company where aggregate PBM costs exceed pre-established per Member amounts and a premium, or greater financial benefit to the Company where costs are less than pre-established per Member amounts. For 2003, the Company has two remaining material capitated arrangements with an MCO. For the year ended December 31, 2002, 12.9% of the Company's PBM Services revenues were generated from capitated contracts compared to 23.3% in 2001, while non-capitated business (including mail services) represented 87.1% and 76.7% for 2002 and 2001, respectively.

Sales and Marketing

     In late 2002 and early 2003, the Company consolidated its sales force and structured its resources on a regional basis in order to more effectively focus on specific opportunities. The Company believes that this consolidation will enhance its ability to market PBM Services and Specialty Management and Distribution Services. In addition, the Company believes that a consolidated sales force will increase the cross selling opportunities that exist within the Company's customer base, specifically, and within the healthcare market, generally.

The TennCare(R) Program

     Historically, a majority of the Company's revenues were derived from providing services in the State of Tennessee to MCOs participating in the State of Tennessee's TennCare(R) program and BHOs participating in the State of Tennessee's TennCare(R) Partners program. Revenues generated from MCOs and BHOs participating in TennCare(R), as a percentage of the Company's revenue, is decreasing and is expected to continue to decrease given the Company's growth in the specialty area.

     The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expires on December 31, 2004. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004, should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCO's ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations.

Competition

     The Company faces substantial competition within the pharmaceutical healthcare services industry. This industry includes a number of large, well-capitalized companies with nationwide operations, such as AdvancePCS Inc., Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Inc., MedImpact Healthcare Systems, Inc. and WellPoint Pharmacy Management, as well as many smaller organizations typically operating on a local or regional basis. The Company also competes with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill and genetically impaired. These competitors include Accredo Health Inc., Chronimed, Inc. and Priority Healthcare Corporation, as well as a number of the pharmacy benefit managers mentioned above. Some of the Company's competitors are under common control with, or ownership, by, brand name drug manufacturers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals and/or the pricing of PBM Services. Some of the Company's primary competitors have a substantially larger market share than the Company's existing market share. Moreover, some of the Company's competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to the Company. As a result of such advantageous pricing, the Company may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However, as it relates to its specialty programs, the Company does not believe that it competes strictly on the selling price of particular products; rather, it offers customers the opportunity to lower overall pharmaceutical and medical costs while providing high quality care.

Financial Information about Segments

     The following table presents revenue and income from operations by segments. In 2002, the Company began operating in two segments. For comparative purposes, 2001 and 2000 have been reclassified to those segments, since the Company had only one operating segment prior to 2002. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements.


                         Segment Financial Information
                                 (in thousands)


                                                    --------------    -------------    --------------
                                                         2002              2001             2000
                                                    --------------    -------------    --------------
Revenues:
PBM Services                                          $407,093           $415,099         $ 320,317
Specialty Management and Distribution Services         169,503             41,547            17,854
                                                      --------           --------         ---------
Total                                                 $576,596           $456,646         $ 338,171
                                                      ========           ========         =========


Income from operations:
PBM Services                                          $  8,372           $ 11,422         $    (262)
Specialty Management and Distribution Services          15,776              3,768                83
                                                      --------           --------         ---------
Total                                                 $ 24,148           $ 15,190         $    (179)
                                                      ========           ========         =========

Government Regulation

     General. As a participant in the healthcare industry, the Company's operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, dispensing or distribution and management of prescription drugs and related services and may affect the Company. The Company believes that it is in compliance with all legal requirements material to its operations.

In the second quarter of 2000, the Company entered into a global settlement agreement with the Office of Inspector General (the "OIG"), within the U.S. Department of Health and Human Services ("HHS"), and the State of Tennessee relating to certain civil and criminal charges brought against former officers of the Company's predecessor. The Company did not admit any wrongdoing in the global settlement agreement but agreed to enter into a corporate integrity agreement in order to ensure ongoing compliance with the requirements of Medicare, Medicaid and all other Federal health care programs. Under the terms of that agreement, the Company is required to, among other things, implement a corporate compliance program, conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and institute a formal reporting procedure to disclose possible violations of law to the OIG. In addition to these requirements, the Company must submit annual reports with respect to the status of its compliance activities. Although compliance with the corporate integrity agreement is designed to reduce the risk of violations of laws and regulations relevant to our business, the Company is required to report any such potential violations to the OIG and the U.S. Department of Justice. The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, it may be subject to an increased risk of sanction or penalty, including exclusion from participation in the Medicare or Medicaid programs.

      On October 1, 2002, the OIG released its Draft Compliance Program Guidance for Pharmaceutical Manufacturers (the "Draft Guidance") designed to provide voluntary, nonbinding guidance to assist pharmaceutical manufacturers in devising effective legal compliance programs. The Draft Guidance identifies in general terms certain areas of potential legal risk that the OIG encourages pharmaceutical manufacturers to consider in structuring compliance programs. The OIG has solicited public comment on the Draft Guidance and will at some time in the future publish final guidance along with a discussion of relevant comments. The Company currently maintains a compliance program that includes many of the key compliance program elements described in the Draft Guidance. We do not believe that the Draft Guidance, if adopted in its current form, would have a material effect on our business operations or financial results. However, it is possible that the Draft Guidance could be changed prior to publication of the final version, and any such changes could impact our business operations, possibly materially. However, the Company does not believe that any such changes could have a material adverse effect on the Company's financial performance, results of operation, or liquidity.

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

     Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. The Company has registered under such laws in those states in which the Company has concluded that such registration or licensure is required.

     The Company dispenses prescription drugs pursuant to orders received through its ScripPharmacy.com Web site, as well as other affiliated private label Web sites. Accordingly, the Company may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration (the "FDA"), or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to the Company's operations, certain of the Company's operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on the Company's business or operations.

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

     State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by state's pharmacy licensing authority. Such standards often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed at each of the Company's dispensing locations must also satisfy applicable state licensing requirements.

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

     Network Access Legislation. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or remove network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures ("due process" legislation) or may prohibit days' supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise need oversight by a pharmacist to be "locked into" one particular pharmacy for the purchase of his or her prescription medication. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs, including Tennessee.

     Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restriction design features, and many states have introduced legislation to regulate various aspects of managed care plans. Including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that Members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a Member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (generally, HMOs and health insurers). If any such legislation was to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (as to plans governed by ERISA), certain operations of the Company could be adversely affected.

     Other states have enacted legislation purporting to prohibit health plans from requiring or offering Members financial incentives for use of mail order pharmacies.

     Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by Medicare or state health care programs (including Medicaid programs and Medicaid waiver programs). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. Management carefully considers the importance of such "anti-kickback" laws when structuring its operations, and believes the Company is in compliance therewith. Violation of the Federal anti-kickback statute could subject the Company to criminal and/or civil penalties, including suspension or exclusion from Medicare and Medicaid (including TennCare(R)) programs or state-funded programs in the case of state enforcement.

     The federal anti-kickback law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

     Certain governmental entities have commenced investigations of PBM companies and other companies having dealings with the PBM industry and have identified issues concerning selection of drug formularies, therapeutic substitution programs and discounts or rebates from prescription drug manufacturers  and whether best pricing  requirements  are being  complied with.
Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, the Company has not been the subject of any such investigation or suit and has not received subpoenas or been requested to produce documents for any such investigation or suit. However, there can be no assurance that the Company will not receive subpoenas or be requested to produce documents in pending investigations or litigation in the future.

     The Company believes that it is in compliance with the legal requirements imposed by the anti-remuneration laws and regulations, and the Company believes that there are material and substantial differences between drug switching programs that have been challenged under these laws and the therapeutic interchange practices and formulary management programs offered by the Company to Plan Sponsors. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect upon the Company.

     The Stark Laws. The federal law known as "Stark II" became effective in 1995 and was a significant expansion of an earlier federal physician self-referral law commonly known as "Stark I". Stark II prohibits physicians from referring Medicare or Medicaid patients for "designated health services" to an entity with which the physician, or an immediate family member of the physician, has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark laws standards contain certain exceptions for physician financial arrangements.

     Management carefully considers the importance of Stark II in structuring its sales and marketing arrangements and its operations and believes the Company is in compliance therewith. Violation of the Stark II laws could subject the Company to civil and/or criminal penalties, including suspension or exclusion from Medicare and Medicaid (including TennCare) programs or state-funded programs in the case of state enforcement.

     State Self-Referral Laws. The Company is subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, the Company believes it is in compliance with such laws.

     Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action.

     Reimbursement. Approximately 40% of the Company's revenues are derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-kickback laws and/or the Stark laws. Also, the Company indirectly provides benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, the Company's reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While the Company believes that it can service its current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

     Confidentiality. Most of the Company's activities involve the receipt, use and disclosure by the Company of confidential medical, pharmacy or other health-related information concerning individual Members, including the disclosure of the confidential information to the Member's health benefit plan. In addition, the Company uses aggregated and blinded (anonymous) data for research and analysis purposes.

     In December 2000, HHS issued final regulations regarding the privacy of individually identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). On August 14, 2002, HHS published final changes to the HIPAA privacy regulations (the "Privacy Regulations"). The Company will be required to comply with the Privacy Regulations by April 14, 2003.

     The Privacy Regulations are designed to protect the medical information of a health care patient or health plan enrollee that could be used to identify the individual. The Company refers to this information as "protected health information". The Privacy Regulations apply directly to certain entities known as "covered entities," which include Plan Sponsors and most health care providers. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their "business associates" to agree to certain restrictions regarding the use and disclosure of protected health information. The Privacy Regulations apply to protected health information maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose protected health information. In addition, the Privacy Regulations also give patients significant rights to understand and control how their protected health information is used and disclosed. Often, use and disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Certain of the Company's businesses will be covered entities directly subject to the Privacy Regulations, and other of the Company's businesses will be "business associates" of covered entities, such as Plan Sponsors.

     Also in 2000, HHS published a final rule on transaction standards and code sets pursuant to HIPAA (the "Transactions Standards"). The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common health care financing transactions, such as health care claims. The compliance deadline for the Transactions Standards was October 16, 2002; however, HHS granted the Company and all other entities that applied on a timely basis a one-year extension of the compliance deadline to October 16, 2003.

     In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the "Security Standards"). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, and access to and transmission of PHI. The Security Standards must be complied with beginning on April 21, 2005.

     Sanctions for failing to comply with standards issued pursuant to HIPAA can include possible jail time, criminal penalties of up to $250,000 and civil fines of up to $25,000.

     The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort by MIM to assess and implement. MIM will take the steps it believes are reasonable to ensure that its policies and procedures are in compliance with the Privacy Rule, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA will likely increase our burden and costs of regulatory compliance (including with respect to our health improvement programs and other information-based products), alter our reporting to Plan
Sponsors and may reduce the amount of information we can use or disclose if patients and health plan enrollees do not authorize such uses or disclosures.

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

     While management believes that the Company is in substantial compliance with all existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry (for example, regarding the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area may increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's business and results of operations.

Employees

     At February 28, 2003, the Company employed a total of 390 people, including 51 licensed pharmacists. The Company's employees are not represented by any union and, in the opinion of management, the Company's relations with its employees are satisfactory.

Available Information

     The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by the Company at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call
(800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company's filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

     The Company makes available, free of charge, through its web site its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. The URL for the Company's web site is www.mimcorporation.com

Item 2.  Properties

     The Company's corporate headquarters are located in leased office space in Elmsford, New York. The Company also leases commercial office space for its above-described operations in South Kingstown, Rhode Island; Columbus, Ohio; Livingston, New Jersey; Roslyn Heights, New York; and Nashville, Tennessee.

Item 3.  Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of Security Holders for the fourth quarter of the fiscal year reported on in this Form 10-K.

                                     PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock, par value $0.0001 per share ("Common Stock"), is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbol "MIMS." The following table represents the range of high and low sales prices for the Company's Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                   High            Low
                                                --------------------------
2001:           First Quarter................  $   2.56         $    0.81
                Second Quarter...............  $   6.65         $    2.16
                Third Quarter................  $  12.58         $    5.93
                Fourth Quarter...............  $  18.33         $    9.46

2002:           First Quarter................. $  21.59         $   13.25
                Second Quarter...............  $  22.95         $    9.21
                Third Quarter................  $  12.71         $    7.30
                Fourth Quarter...............  $   9.75         $    5.08

     As of March 15, 2003, there were 92 stockholders of record in addition to approximately 10,489 stockholders whose shares were held in nominee name.

     The Company has never paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

     During the three months ended December 31, 2002, the Company did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis and the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

                                                                         YEAR ENDED DECEMBER 31,
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          -------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                  2002            2001            2000             1999            1998
-------------------------------------------------------------------------------------------------------------------------------

Revenues (1)                                  $576,596       $ 456,646        $ 338,171     $ 350,693        $432,609
Special charges and TennCare(R)reserve            (851)(2)      (2,476)(2)           --         6,029           3,700(3)
Net income (loss) (2,4,5)                       18,685          14,202           (1,823)       (3,785)          4,271
Net income (loss) per basic share                 0.83            0.67            (0.09)        (0.20)           0.28
Net income (loss) per diluted share (6)           0.79            0.64            (0.09)        (0.20)           0.26
Weighted average shares outstanding
   used in computing basic income (loss)
   per share                                    22,616          21,273           19,930        18,660          15,115
Weighted average shares outstanding
   used in computing diluted income (loss)
   per share                                    23,563          22,289           19,930        18,660          16,324




                                                                       AS OF DECEMBER 31,
                                                                         (IN THOUSANDS)
                                          -----------------------------------------------------------------------------
BALANCE SHEET DATA                           2002           2001            2000           1999            1998
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents                   $  5,751       $ 12,487       $   1,290       $ 15,306       $  4,495
Investment securities                             --             --              --          5,033         11,694
Working (deficit) capital                      5,101          9,307         (11,184)         8,995         19,823
Total assets                                 182,231        139,819         120,401        115,683        110,106
Capital lease obligations,
   net of current portion                        430          1,031           1,621            718            598
Long-term debt, net of current portion            --             --              --          2,279          6,185(7)
Stockholders' equity                          94,208         60,296          39,505         35,187         39,054



----------------------------

(1) Beginning in 2001, as required by EITF No. 00-22, the Company adopted a new method of recording rebates received from manufacturers as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue. Prior to 2001 the Company recorded the difference between rebates billed and the rebates shared with customers as a reduction of cost of revenue. For comparative purposes, the years 2000, 1999 and 1998 have all been reclassified to give effect to this new methodology. In 2002, the Company changed the terms with certain of its PBM clients, whereby the Company no longer assumes credit risk. Revenue for these clients is recorded net.

(2) In 1999, the Company recorded $6,029 of TennCare reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership ("THP"), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. ("Xantus"), as further described in Note 12 of Notes to Consolidated Financial Statements. During the first quarter of 2001, the Company recorded a reserve adjustment credit of $980 to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. In the third quarter of 2001 and the first quarter of 2002, the Company recorded TennCare reserve adjustments of $1,496 and $851, respectively, as a result of the collection of receivables from Xantus, which were previously reserved in 1999. The remaining reserve is $357.

(3) In 1998, the Company recorded charges of $1,500 in connection with the negotiated termination of a vendor contract and $2,200 paid in settlement of a Federal and State of Tennessee investigation of the conduct of two former officers of the Company.

(4) Net income (loss) includes legal expenses advanced for the defense of two former officers for the years 2000, 1999, and 1998 in the amounts of $2,700, $1,400, and $ 1,300, respectively.

(5) In the fourth quarter of 2000, the Company recorded a provision for loss of $2,300 on its investment in Wang Healthcare Information Systems.

(6) The historical loss per common share for the years 2000 and 1999 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.

(7) This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjuction with the Consolidated Financial Statements of MIM Corporation and subsidiaries (collectively, the "Company") including the Notes thereto, included elsewhere in this Report. This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Business Overview

     The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit management, specialty pharmaceutical management and distribution, and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. These services are organized under two reportable operating segments: PBM Services and Specialty Management and Distribution Services.

     The Company offers Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate pharmacy benefits through its network of retail pharmacies and its own mail service distribution facility.

     Through its BioScrip(R) specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip(R) programs are dispensed and serviced from the Company's various dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC ("ADIMA"), a New Jersey-based provider of specialty injectable and infusion therapy services.



Recent Developments

     On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to an aggregate of $10 million of its Common Stock in open market or private transactions. As of March 25, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5.1 million.

Critical Accounting Policies

Revenue Recognition

     Revenues consist principally of sales of prescription drugs to Members, either through the Company's own pharmacies or through the Company's network of contractually affiliated retail pharmacies, and are recognized when those prescriptions are dispensed. Revenue is primarily derived from the following types of arrangements:

     Fee-For-Service. Approximately 91% of revenues are generated from fee-for-service contracts. Under these contracts, revenues from orders dispensed by the retail pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist through the POS claims processing systems and the drug is dispensed.

     The Company evaluates each contract using the indicators of Emerging Issues Task Force No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" ("EITF 99-19") to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors Members, and has other indicators of risk and reward, the Company includes payments from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue ('gross') in accordance with EITF 99-19, as these transactions require the Company to assume credit risk and act as a principal. If the Company was merely administering Plan Sponsors' network pharmacy contracts in which the Company does not assume credit risk, but acts as an agent, the Company records only the administrative or dispensing fees as revenue ('net').

     Capitated Agreements. Approximately 9% of revenues are generated from capitated contracts. The Company's capitated contracts with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsor Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to one year. These contracts are subject to rate adjustment or termination upon the occurrence of certain events. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts.

     Co-payments. When prescriptions are filled and the Company is the participating pharmacy, the Company is entitled to receive co-payments from Members and record these co-payments as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through its retail pharmacy networks, the Company is not entitled to these amounts and does not account for co-payments in its financial statements as these amounts are never billed or collected by the Company and it has no legal right or obligation to co-payments collected by the retail pharmacies.


Allowance for Doubtful Accounts

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

Rebates

     Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends as well as the Company's forecasts. In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue.

Accounting for Stock-Based Compensation

     The Company accounts for employee stock-based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 14 of Notes to Consolidated Financial Statements). Stock options granted to non-employees are also accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as well as Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services("EITF 96-18")."

Purchase Price Allocation

     The Company accounts for its acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on estimates and independent valuations when available. The remaining values are based on management's judgments and estimates and, accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

Income Taxes

     As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets, which are included in the Company's consolidated balance sheet.


Deferred Tax Assets

     Deferred tax assets are recognized based on temporary differences between book and tax basis of assets and liabilities. A valuation allowance is recorded against these assets when, in the opinion of the Company, it is uncertain that the Company will realize the benefit from its deferred tax assets.

Impairment of Long Lived Assets

     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is the Company's belief that no such impairment existed as of December 31, 2002 and 2001.

Results of Operations

Specialty Management and Distribution Services

     The following table provides details for the segment for the years ended December 31, 2002, 2001 and 2000.

                              Specialty Management and Distribution Services
                                         ($ in thousands)


                           2002      Inc/(Dec)      2001    Inc/(Dec)     2000
--------------------------------------------------------------------------------
Revenues                   $169,503      308%     $41,547      133%     $17,854
Cost of revenues            130,990                28,398                11,211
                            -------                ------                ------
Gross profit               $ 38,513               $13,149               $ 6,643
                           ========               =======                =======
Gross profit percentage        22.7%                 31.7%                 37.2%


Year ended December 31, 2002 vs. year ended December 31, 2001

     Revenues increased $128 million to $169.5 million in 2002 compared to $41.5 million in 2001. This increase was primarily the result of the revenue generated from the Vitality business purchased on January 31, 2002 (see Note 4 of Notes to Consolidated Financial Statements) and continued growth in the Company's BioScrip(R) injectable and infusion therapy programs.

     Cost of revenue increased $102.6 million to $131 million in 2002 compared to $28.4 million in 2001. This increase is commensurate with the business generated from the Vitality business purchased on January 31, 2002 and the growth in the Company's BioScrip(R) programs from 2001.

     Gross profit increased $25.4 million to $38.5 million in 2002 compared to $13.1 million in 2001. This is a result of the business generated from the Vitality business purchased on January 31, 2002 as well as increases from the BioScrip(R) programs, reflecting their revenue growth from 2001.

     The gross profit percentage declined in 2002 compared to 2001 as a result of increases in the lower margin BioScrip(R) injectable therapy programs. The current gross profit percentages now reflect a higher proportion of injectable therapy programs compared to 2001. Infusion therapy historically has yielded a higher gross profit percentage.

Year ended December 31, 2001 vs. year ended December 31, 2000

     Revenues increased $23.6 million to $41.5 million in 2001, compared to $17.9 million in 2000. The year 2001 included a full year of revenue generated from the ADIMA business purchased in August 2000.

     Cost of revenue increased $17.2 million to $28.4 million in 2001 compared to $11.2 million in 2000. This increase is commensurate with the increase in revenues discussed above.

     Gross profit increased $6.5 million to $13.1 million in 2001 compared to $6.6 million in 2000. This is a result of the same changes in revenue discussed above. The gross profit percentage declined from 2001 to 2000 as a result of an increase in the BioScrip(R) injectable therapy revenue which has a lower gross profit percentage than infusion therapy.

PBM Services

     The following table provides details for the segment for the years ended December 31, 2002, 2001 and 2000:


                                  PBM Services
                                ($ in thousands)


                           2002       Inc/(Dec)   2001    Inc/(Dec)    2000
                         -------------------------------------------------------
Revenues                   $407,093     (2%)     $415,099    30%      $320,317
Cost of revenues            375,008               374,845              291,780
                           --------              --------             --------
Gross profit               $ 32,085              $ 40,254             $ 28,537
                           ========              ========             ========
Gross profit percentage         7.9%                  9.7%                 8.9%



Year ended December 31, 2002 vs. year ended December 31, 2001

     Revenues decreased $8 million to $407.1 million in 2002 compared to $415.1 million in 2001. In the second quarter of 2002 the Company changed the terms of some of its PBM customers so that the Company no longer accepted financial or credit risk for these customers. Those changes resulted in the Company recording revenue from these customers on a net basis where previously it was recorded on a gross basis. This change reduced gross revenue and cost of revenue by $53.5 million for the twelve months ended December 31, 2002, with no resulting effect on reported gross profit. Revenue was also reduced in 2002 as a result of the Company's termination of certain unprofitable PBM clients and the liquidation of Access MedPLUS in the fourth quarter of 2001. These decreases were partially offset by increases in the Company's retail network and mail service contracts. For 2002, approximately 13% of the Company's PBM Services revenues were derived from capitated contracts compared to approximately 23% in 2001.

     Cost of revenue increased slightly to $375 million in 2002 from $374.8 million in 2001. This change is a result of the same reasons discussed above.

     Gross profit for the PBM Services segment decreased $8.2 million to $32.1 million in 2002 compared to $40.3 million in 2001. This is a result of the Company's termination of certain less profitable PBM accounts and the liqudation of a former TennCare MCO customer. These decreases were partially offset by increases from continued growth in the Company's retail network and mail services.

     The gross profit percentage decreased to 7.9% in 2002 from 9.7% in 2001 as result of the liquidation of a former TennCare MCO customer, the change in the mix of PBM clients from 2001 as well as new growth in the Company's retail network and mail services for 2002 which generated lower gross profit percentages.

Year ended December 31, 2001 vs. year ended December 31, 2000

     Revenues increased $94.8 million in 2001 to $415.1 million compared to $320.3 million in 2000. This increase is primarily due to growth in new PBM and mail services clients as well as increased member utilization and eligibility for existing PBM clients. For 2001, approximately 23% of PBM Services revenues were derived from capitated contracts compared to approximately 32% in 2000.

    In the first quarter of 2001 the Company adopted a new method of recording pharmaceutical manufacturers' rebates that are shared with some of the Company's PBM customers. As a result, the Company has recorded rebates shared with its customers as a reduction of revenue and rebates billed to manufacturers as a reduction to cost of revenue. Prior to this, the Company recorded the net difference between rebates billed and rebates shared with customers as a reduction of cost of revenue.

     Cost of revenue increased $83.0 million to $374.8 million in 2001 compared to $291.8 million in 2000. This increase is the result of increased business in the retail network and mail services, as discussed above.

     Gross profit increased $11.8 million to $40.3 million in 2001 compared to $28.5 million in 2000. This is a result of the same reasons discussed above.

CONSOLIDATED RESULTS

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $7.4 million, or 19%, to $45.9 million in 2002 compared to $38.5 million in 2001. This increase is principally the result of the inclusion of Vitality's business since February 2002, additional expenses incurred to support the growth of the Company's businesses and higher insurance premiums. Selling, general and administrative expenses as a percentage of revenue decreased to 8% in 2002 from 8.4% in 2001.

     Selling, general and administrative expenses increased $4.6 million, or 13.6%, to $38.5 million in 2001 compared to $33.9 million in 2000. This increase was primarily the result of the inclusion of ADIMA's business and increases related to the Company's general growth, including the hiring of additional key management in support of the Company's Specialty Management and Distribution Services and PBM Services businesses. These increases were partially offset by the termination of the legal defense costs associated with two former officers of the Company. As a percentage of revenue, selling, general and administrative expenses decreased to 8.4% in 2001 from 10% in 2000.

TennCare(R) Reserve Adjustments

     In  1999,  the  Company  recorded  $6.0  million  of  TennCare(R)   reserve
adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership ("THP"), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. ("Xantus"), as further described in Note 12 of Notes to Consolidated Financial Statements. There were no reserve adjustments in 2000. During the first quarter of 2001, the Company recorded a reserve adjustment credit of $1.0 million to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. In the third quarter of 2001 and the first quarter of 2002, the Company recorded reserve adjustment credits of $1.5 million and $0.9 million, respectively, as a result of the collection of receivables from Xantus, which were previously reserved in 1999.

Amortization of Intangibles

     In 2002 and 2001 the Company recorded amortization of intangibles of $1.4 million and $2.2 million, respectively. The decrease of $0.8 million in 2002 is a result of the adoption of SFAS No. 142 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by increased amortization of intangibles acquired from Vitality on January 31, 2002.

     In  2001,  the  Company   recorded   amortization  of  goodwill  and  other
intangibles of $2.2 million compared to $1.5 million in 2000. This increase is due to the inclusion of a full year of goodwill amortization for ADIMA in 2001.

Net Interest Expense

     Net interest expense was $0.8 million and $0.06 million for 2002 and 2001, respectively. Interest expense for 2002 is primarily a result of increased borrowings under the Company's revolving credit facility to fund the $35 million cash portion of purchase price for the Vitality acquisition.

     Net interest expense was $0.06 million for 2001 compared to net interest income of $0.8 million for 2000.

Provision for Income Taxes

     Tax expense for 2002 and 2001 was $4.7 million and $0.9 million, respectively. The effective tax rate for 2002 was 20% compared to 6.2% for 2001. The Company was able to fully offset 2001 taxable income with its Federal net operating loss carry forwards ("NOLs"), but was only able to partially offset 2002 taxable income with NOLs. At December 31, 2002, the Company has remaining NOLs of approximately $21.5 million which will begin expiring in 2009. As opposed to the Company's NOLs that reduced the effective tax rate in 2002 and 2001, the remaining NOLs will be recorded directly in Stockholders' Equity when utilized rather than as a reduction of tax expense as they were generated primarily as a result of the exercise of stock options in prior years. However, the Company will receive the cash flow benefit from the reduction in its income tax liability when the remaining NOLs are utilized. For 2003, the Company believes that its effective tax rate will be approximately 40%. The Company did not have tax expense in 2000 because it did not have any taxable income.

     As of January 1, 2003, certain of the NOLs described above were subject to limitation and may be utilized in a future year upon release of the limitation and recorded directly in Stockholders' Equity as discussed above. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

Net Income and Earnings Per Share

     Net income for 2002 increased 32% to $18.7 million, or $0.79 per diluted share, compared to net income of $14.2 million, or $0.64 per diluted share, for 2001. Excluding 2002 and 2001 gains associated with TennCare(R) reserve adjustments of $0.03 and $0.10 per diluted share, respectively, and the $0.08 impact of amortization of goodwill in 2001, net income for 2002 was $18.0 million, or $0.76 per diluted share, compared to net income of $13.6 million, or $0.61 per diluted share, for 2001.

     For 2001, the Company recorded net income of $14.2 million, or $0.64 per diluted share, including gains associated with the TennCare(R) reserve adjustment of $0.10 per diluted share, compared with a net loss of $1.8 million, or $0.09 per share, for 2000, which included charges of $5.4 million relating to the legal defense costs of two former officers and the write off of a non-operating investment.

Liquidity and Capital Resources

     The Company  utilizes both funds  generated  from  operations and available
credit  under  its  Facility  (as  defined  below)  for  acquisitions,   capital
expenditures and its general working capital needs.

     For 2002, net cash provided to the Company from operating activities totaled $20.8 million compared to $10.9 million for 2001. This improvement is the result of continued growth in the Company's businesses resulting in increased cash earnings.

     As a percentage of accounts receivable, the allowance for doubtful accounts was 4.4% and 7.3% at December 31, 2002 and 2001, respectively. The decrease in 2002 is due primarily to the reduction in reserves associated with the TennCare(R) reserve adjustment in the first quarter of 2002 (see "TennCare(R) Reserve Adjustments" discussion above).

     Net cash used in investing activities in 2002 was $33.3 million compared to $3.7 million used in 2001. This increase reflects approximately $35 million of the Facility used for the cash portion of the purchase price for the Vitality acquisition (see Note 4 of Notes to Consolidated Financial Statements), partially offset by the repayment in full, in March 2002, of a $2.1 million officer loan (see Note 7 of Notes to Consolidated Financial Statements).

     Net cash provided by financing activities in 2002 was $5.7 million compared to $3.9 million in 2001. The increase reflects $4.6 million currently outstanding under the Facility after repaying most of the borrowings used to pay the cash portion of the purchase price for the Vitality acquisition, offset by a $5.6 million decrease in proceeds from the exercise of stock options and $2.6 million less of treasury stock purchases in 2001.

     At December 31, 2002, the Company had working capital of $5.1 million compared to $9.3 million at December 31, 2001. This change is primarily the result of the acquisition of Vitality for $45 million, of which $35 million was paid in cash. Goodwill and intangible assets, classified as non-current, increased $39.4 million and the $4.6 million current unpaid balance under the Facility was classified as a current liability. Amortizable intangibles are amortized over 2 to 10 years.

     On November 1, 2000, the Company entered into a $45 million secured revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"). The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing of up to $45 million at the London InterBank Offered Rate (LIBOR) plus 2.1%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreement governing the Facility. As of December 31, 2002, there was outstanding $4.6 million under the Facility as a result of the Company's acquisition of Vitality. The Facility terminates October 31, 2003. The Company believes that it will be able to extend or renew the Facility or, alternatively, obtain a new credit facility with another lender; however, there can be no assurances that the Company will be able to renew or extend the Facility or obtain a new one on terms favorable to the Company. Failure to renew or extend the Facility or enter into a new credit facility could have a material adverse effect on the Company.

     The Facility is an asset-based loan, secured by the Company's receivables, with any borrowings repaid by the cash flow from customer payments. The borrowing and repayment processes under the Facility are outlined below:

Cash Received by the Company

     Under the terms of the Facility, all remittances from customers are sent/deposited into the Company's lock box accounts with authorized access by HFG. Regardless of whether any portion of the Facility is outstanding on any given day, all available cash in the lock box accounts is swept daily by HFG to its account. If there are no amounts owed under the Facility, the swept cash is transferred back the same day to the Company's main bank account. If any amounts are currently outstanding under the Facility, the swept cash is immediately applied by HFG against all or a portion of the loan balance. Any cash available after repayment of the entire outstanding loan balance on any given day is transferred back to the Company as discussed above.

Check Disbursements by the Company

     All Company-issued checks are drawn on two disbursement accounts, one for pharmacy claims payments and one for remaining accounts payable. Checks are presented for payment daily to the disbursement accounts and are automatically funded by a transfer from the Company's main concentration account. If there are sufficient available balances in the concentration account, funds are
automatically   transferred   to  the   disbursement   accounts   to  cover  the
presentments. If there are not sufficient available balances in the concentration account the Company must borrow from the Facility that day. An authorized officer of the Company transmits a notice to HFG with the requested amount by noon. Within an hour HFG wires the requested amount as available funds to the concentration account, which amount is then automatically transferred the same day to the disbursement accounts to cover the presentments.

     On February 28, 2003, the Company announced a stock repurchase program pursuant to which the Company is authorized to purchase up to $10 million of the Company's Common Stock from time to time in the open market or in private transactions. As of March 25, 2003, the Company has used, in the aggregate, approximately $5.1 million of this authorization. The Board's current authorization supersedes the repurchase program adopted by the Company in 2001.

     In the first quarter of 2001, the Company commenced a stock repurchase program under which it was authorized to repurchase up to $5 million of the Company's Common Stock from time to time in the open market or in private transactions. In February 2001, the Company repurchased 1,298,183 shares of Common Stock at a price of $2.00 per share in private transactions. (See Note 11 of Notes to Consolidated Financial Statements). This program has been superseded by the 2003 repurchase plan.

     As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that it has sufficient cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities, to fund the Company's anticipated working capital needs, the current stock repurchase program and other cash needs.

     The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its Specialty Management and Distribution Services and PBM Services businesses, which the Company would expect to fund from cash on hand or debt, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company (see discussion of the Facility above).

     The following table sets forth the Company's contractual obligations affecting cash in the future.

                                                     Payments Due by Period
                                                          (in thousands)
-------------------------------------------------------------------------------------------------
                                                 Less than 1                            After 5
Contractual Obligations              Total           year     1-3 years    4-5 years    years
Line of Credit                       $ 4,608      $4,608      $   --       $   --       $    --
Capital Lease Obligations              1,150         695         455           --            --
Operating Leases                       8,482       1,725       4,388        2,369            --
------------------------------------------------------------------------------------------------
Total Contractual Cash Obligations   $14,240      $7,028      $4,843       $2,369       $    --
================================================================================================


Other Matters

     In 1998, the Company recorded a $2.2 million charge against earnings as a result of an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct occurring prior to the Company's August 1996 initial public offering involving, among others, two former officers of the Company. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $0.8 million in 2000, $0.9 million in 2001, and $0.5 million in 2002. On July 1, 2002, this settlement was paid in full.

     The TennCare(R) program operates under a demonstration waiver from The United States Center for Medicare and Medicaid Services ("CMS"). That waiver is the basis of the Company's ongoing service to those MCOs in the TennCare(R) program. The waiver expires on December 31, 2004. While the Company believes that pharmacy benefits will continue to be provided to Medicaid and other eligible TennCare(R) enrollees through MCOs in one form or another through at least December 31, 2004, should the funding sources and/or conditions for the TennCare(R) program change significantly, the TennCare(R) program's ability to pay the MCOs, and in turn the MCO's ability to pay the Company, could materially and adversely affect the Company's financial position and results of operations. Revenues from the TennCare(R) program for the years 2002, 2001 and 2000 were 30.1%, 36.6% and 47.5%, respectively of total revenue.

     Historically, as a result of providing capitated PBM services to certain TennCare(R) MCOs, the Company's pharmaceutical claims costs had been subject to significant increases from October through February, which the Company believes is due to the need for increased medical attention to, and intervention with, MCOs' Members during the colder months. The resulting increase in pharmaceutical costs impacted the profitability of capitated contracts. Currently, the Company has no capitated PBM arrangements with MCOs participating in the TennCare(R) program. Fee-for-service arrangements mitigate the adverse effect on profitability of higher pharmaceutical costs incurred under capitated contracts, as higher utilization positively impacts profitability. The Company presently anticipates that approximately 12% of its total revenues for 2003 will be derived from capitated arrangements.

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

     On March 23, 2002, Mr. Richard Friedman, the Company's Chairman and Chief Executive Officer, repaid in full a $1.7 million loan from the Company. This loan, together with accrued and unpaid interest, totaled approximately $2.1 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt. At December 31, 2002 the Company did not have any long term debt. The Company does not invest in, or otherwise use, derivative financial instruments.

     At December 31, 2002, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, and debt approximate fair value due to their short-term nature.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
MIM Corporation

We have audited the accompanying consolidated balance sheet of MIM Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements and schedule of MIM Corporation as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 16, 2002, expressed an unqualified opinion on those statements, prior to restatement.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIM Corporation at December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In addition, as described in Note 5, these financial statements have been further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 and 2000 included
(a) agreeing the previously reported net income (loss) representing amortization expense, (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and
(b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 5 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.


/s/ Ernst & Young, LLP
----------------------
Ernst & Young, LLP
MetroPark, New Jersey
February 14, 2003

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

ARTHUR ANDERSEN LLP


Roseland, New Jersey
February 16, 2002

This is a copy of an Accountant's Report previously issued by Arthur Andersen LLP, and has not been reissued by Andersen. See Exhibit 23.2 for further information.

                        MIM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                    (In thousands, except for share amounts)


                                                                                     2002               2001
                                                                                 ------------       -----------
ASSETS
Current assets
    Cash and cash equivalents                                                      $   5,751         $  12,487
    Receivables, less allowance for doubtful accounts of $3,483 and $5,543
      at December 31, 2002 and 2001, respectively                                     75,512            70,089
    Inventory                                                                          9,320             3,726
    Prepaid expenses and other current assets                                          2,104             1,439
                                                                                   ---------         ---------
       Total current assets                                                           92,687            87,741

Property and equipment, net                                                            7,388             9,287
Due from affiliates                                                                       --             2,132
Deferred taxes                                                                         3,046                --
Other assets and investments                                                             704             1,650
Goodwill, net                                                                         61,085            37,033
Intangible assets, net                                                                17,321             1,976
                                                                                   ---------         ---------
       Total assets                                                                $ 182,231         $ 139,819
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of capital lease obligations                                   $     634         $     594
    Line of credit                                                                     4,608                --
    Accounts payable                                                                  17,302             4,468
    Claims payable                                                                    34,869            46,564
    Payables to plan sponsors                                                         23,921            21,063
    Accrued expenses and other current liabilities                                     6,252             5,745
                                                                                   ---------         ---------
       Total current liabilities                                                      87,586            78,434

Capital lease obligations, net of current portion and other current liabilities          437             1,089
                                                                                   ---------         ---------
       Total liabilities                                                              88,023            79,523
                                                                                   ---------         ---------

Commitments and contingencies

Stockholders' equity
    Common stock, $.0001 par value; 40,000,000 shares authorized, 22,744,694 and
      22,004,101 shares issued and outstanding
      at December 31, 2002 and 2001, respectively                                          2                 2

    Additional paid-in capital                                                       120,651           105,424
    Accumulated deficit                                                              (23,511)          (42,196)
    Treasury stock 1,398,183 shares at cost                                           (2,934)           (2,934)
                                                                                   ---------         ---------
       Total stockholders' equity                                                     94,208            60,296
                                                                                   ---------         ---------
       Total liabilities and stockholders' equity                                  $ 182,231         $ 139,819
                                                                                   =========         =========


     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,
                    (In thousands, except per share amounts)


                                                              2002                2001               2000
                                                            ---------          ---------          ---------

Revenue                                                     $ 576,596          $ 456,646          $ 338,171

Cost of revenue                                               505,998            403,243            302,991
                                                            ---------          ---------          ---------

       Gross profit                                            70,598             53,403             35,180

Selling, general and administrative expenses                   45,877             38,489             30,811
Legal fees due to indemnification responsibility                   --                 --              3,098
Amortization of intangibles                                     1,424              2,200              1,450
TennCare reserve adjustments                                     (851)            (2,476)                --
                                                            ---------          ---------          ---------
       Income (loss) from operations                           24,148             15,190               (179)

Interest (expense) income, net                                   (792)               (56)               766
Provision for loss on investment                                   --                 --              2,300
                                                            ---------          ---------          ---------
       Income (loss) before provision for income taxes         23,356             15,134             (1,713)

Provision for income taxes                                      4,671                932                110
                                                            ---------          ---------          ---------

       Net income (loss)                                    $  18,685          $  14,202          $  (1,823)
                                                            =========          =========          =========
Basic income (loss) per share                               $    0.83          $    0.67          $   (0.09)
                                                            =========          =========          =========

Diluted income (loss) per share                             $    0.79          $    0.64          $   (0.09)
                                                            =========          =========          =========

Weighted average shares used
       in computing basic income (loss) per share              22,616             21,273             19,930
                                                            =========          =========          =========

Weighted average shares used
       in computing diluted income (loss) per share            23,563             22,289             19,930
                                                            =========          =========          =========


     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                                        ADDITIONAL                       STOCKHOLDER   TOTAL
                                          COMMON        TREASURY        PAID-IN           ACCUMULATED      NOTES       STOCKHOLDERS
                                          STOCK         STOCK           CAPITAL            DEFICIT       RECEIVABLE    EQUITY
                                          -----         -----           -------            -------       ----------    ------

 Balance December 31, 1999             $       2    $        (338)   $       91,614    $      (54,575)   $ (1,516)   $       35,187
                                       ==========   ==============   ===============   ===============   =========   ===============

 Payments of stockholder loans                 -                -                 -                 -         745               745
 Exercise of stock options                     -                -               333                 -           -               333
 Shares issued in connection with
    ADIMA acquisition                          -                -             5,034                 -           -             5,034
 Non-employee stock option
    compensation expense                       -                -                29                 -           -                29
 Net loss                                      -                -                 -            (1,823)          -            (1,823)
                                       ----------   --------------   ---------------   ---------------   ---------   ---------------

 Balance December 31, 2000             $       2    $        (338)   $       97,010    $      (56,398)   $   (771)   $       39,505
                                       ==========   ==============   ===============   ===============   =========   ===============

 Reclassification of stockholders
        loans to other assets                  -                -                 -                 -         771               771
 Exercise of stock options                     -                -             7,274                 -           -             7,274
 Issuance of common stock to employees         -                -                28                 -           -                28
 Dissolution of MIM Strategic                  -                -             1,112                 -           -             1,112
 Purchase of treasury stock                    -           (2,596)                -                 -           -            (2,596)
 Net income                                    -                -                 -            14,202           -            14,202
                                       ----------   --------------   ---------------   ---------------   ---------   ---------------

 Balance December 31, 2001             $       2    $      (2,934)   $      105,424    $      (42,196)          -    $       60,296
                                       ==========   ==============   ===============   ===============   =========   ===============

 Exercise of stock options
 & other related activities                    -                -             4,872                 -           -             4,872
 Shares issued in connection with
    Vitality acquisition                       -                -            10,355                 -           -            10,355
 Net income                                    -                -                 -            18,685           -            18,685
                                       ----------   --------------   ---------------   ---------------   ---------   ---------------

 Balance December 31, 2002             $       2    $      (2,934)   $      120,651    $      (23,511)          -    $       94,208
                                       ==========   ==============   ===============   ===============   =========   ===============


     The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                2002          2001           2000
                                                                                          ------------- -------------- -------------
Cash flows from operating activities:
     Net income (loss)                                                                     $ 18,685        $ 14,202        $ (1,823)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
        Depreciation                                                                          4,054           4,158           3,426
        Amortization                                                                          2,010           2,200           1,450
        Loss on investment                                                                       --              --           2,300
        TennCare reserve adjustment                                                            (851)         (2,476)             --
        Non-cash compensation expense                                                           145              28              29
        Provision for losses on receivables and due from affiliates                           1,193           1,383             571
     Changes in assets and liabilities, net of acquisitions
        Receivables, net                                                                        142          (9,684)          8,989
        Inventory                                                                            (2,040)         (1,114)         (1,013)
        Prepaid expenses and other current assets                                              (554)            241            (297)
        Accounts payable and accrued expenses                                                 6,904           1,773          (2,236)
        Claims payable                                                                      (11,696)          8,723          (5,431)
        Payables to plan sponsors and others                                                  2,859          (7,977)          4,869
        Non-current liabilities                                                                 (50)           (531)            500
                                                                                           --------        --------        --------
             Net cash provided by operating activities                                       20,801          10,926          11,334
                                                                                           --------        --------        --------

Cash flows from investing activities:
        Purchases of property and equipment, net of disposals                                (2,101)         (2,632)         (6,634)
        Purchases of investment securities                                                       --              --          (4,000)
        Maturities of investment securities                                                      --              --           9,033
        Costs of acquisitions, net of cash acquired                                         (34,851)         (2,186)        (19,638)
        Due from affiliates, net                                                              2,132             384             582
        Decrease (increase) in other assets                                                   1,555             780          (1,905)
                                                                                           --------        --------        --------
             Net cash (used in) investing activities                                        (33,265)         (3,654)        (22,562)
                                                                                           --------        --------        --------

Cash flows from financing activities:
        Borrowings on line of credit                                                          4,608              --              --
        Principal payments on capital lease obligations                                        (560)           (588)           (514)
        Decrease in debt                                                                         --            (165)         (2,607)
        Proceeds from exercise of stock options                                               1,680           7,274             333
        Purchase of treasury stock                                                               --          (2,596)             --
                                                                                           --------        --------        --------
             Net cash provided by (used in) financing activities                              5,728           3,925          (2,788)
                                                                                           --------        --------        --------

Net (decrease) increase in cash and cash equivalents                                         (6,736)         11,197         (14,016)

Cash and cash equivalents--beginning of period                                               12,487           1,290          15,306
                                                                                           --------        --------        --------

Cash and cash equivalents--end of period                                                   $  5,751        $ 12,487        $  1,290
                                                                                           ========        ========        ========



                        MIM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                    (In thousands, except per share amounts)


Supplemental Disclosures:

The Company paid $853, $465 and $657 for interest of each of the years ended December 31, 2002, 2001, and 2000, respectively.

Capital lease obligations of $1,495 were incurred to acquire equipment for the year ended December 31, 2000. None were incurred for the years ended December 31, 2002, and 2001.

In connection with the acquisition of American Disease Management Associates L.L.C. ("ADIMA"), the Company issued 2,700 shares of its common stock, par value $0.0001 per share, valued at $5,034 during the year ended December 31, 2000.

In 2001, there was a contribution of a minority interest to additional paid-in capital of $1,112 upon dissolution of a subsidiary.

In 2001, the Company reclassified stockholder notes receivable of $771 to other assets. During 2001, the stockholder repaid $504 of the notes outstanding, with the balance of $267 being repaid in 2002.

In connection with the acquisition of Vitality Home Infusion Services, Inc. ("Vitality"), the Company issued 612,419 shares of its common stock, par value $0.0001 per share, valued at $10,355 during the year ended December 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

                        MIM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands, except for share and per share amounts)



NOTE 1--NATURE OF BUSINESS

Corporate Organization

     MIM Corporation (the "Company" or "MIM") is a pharmaceutical healthcare organization delivering innovative pharmacy benefit management, specialty pharmaceutical management and distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors, directly or indirectly through third party administrators (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services"), and specialty pharmacy distribution and clinical management services ("Specialty Management and Distribution Services").

Business

     In 2002, the Company derived revenues from agreements to provide PBM services, which includes prescription Mail Service to the Members of Plan Sponsors in the United States. The Company also provided Specialty Management and Distribution Services to chronically ill or genetically impaired patients that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals.

     Historically, a significant portion of the Company's revenues have been derived from providing PBM services in the State of Tennessee to managed care organizations ("MCOs") participating in the State of Tennessee's TennCare(R) program. Revenue for the TennCare(R) program for the year 2002 was 30.1% of the Company's revenue, compared to 36.6% and 47.5% for the years ended December 31, 2001 and 2000, respectively.

     Through its BioScrip(R) specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip(R) programs are dispensed and serviced from the Company's various dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC ("ADIMA"), a New Jersey-based provider of specialty injectable and infusion therapy services.

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

Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, overnight investments and money market accounts, with maturities of ninety days or less.

Receivables

     Receivables include amounts due from Plan Sponsors under the Company's PBM contracts, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies and amounts due from certain third party payors.

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

Payables to Plan Sponsors

     Payables to Plan Sponsors represent the sharing of pharmaceutical rebates with the Plan Sponsors, and on a limited bases, profit sharing plans with certain capitated contracts.

     The Company estimates the portion of those pharmacy rebates that are shared with its clients and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid typically on a quarterly basis, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company records any cumulative effect of these adjustments against costs as identified, and adjusts its estimates prospectively to consider recurring matters. Adjustments generally result from contract changes with clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary.

Revenue Recognition

     Revenues consist principally of sales of prescription drugs to Members, either through the Company's own pharmacies or through the Company's network of contractually affiliated retail pharmacies, and are recognized when those prescriptions are dispensed. Revenue is primarily derived from the following types of arrangements:

     Fee-For-Service. Approximately 91% of revenues are generated from fee-for-service contracts. Under these contracts, revenues from orders dispensed by the retail pharmacy networks are recognized when the pharmacy services are reported to the Company by the dispensing pharmacist through the POS claims processing systems and the drug is dispensed.

     The Company evaluates each contract using the indicators of Emerging Issues Task Force No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" ("EITF 99-19") to determine whether the Company acts as a principal or as an agent in the fulfillment of prescriptions through the retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors Members, and has other indicators of risk and reward, the Company includes payments from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue ('gross') in accordance with EITF 99-19, as these transactions require the Company to assume credit risk and act as a principal. If the Company was merely administering Plan Sponsors' network pharmacy contracts in which the Company does not assume credit risk, but acts as an agent, the Company records only the administrative or dispensing fees as revenue ('net').

     Capitated Agreements. Approximately 9%, or $52,628 of the total company revenues were generated from capitated contracts in the year ended December 31, 2002. The Company's capitated contracts with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsor Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to one year. These contracts are subject to rate adjustment or termination upon the occurrence of certain events. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts.

     Co-payments. When prescriptions are filled and the Company is the participating pharmacy, the Company is entitled to receive co-payments from its members and record these co-payments as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through its retail pharmacy networks, the Company is not entitled to these amounts and does not account for co-payments in its financial statements as these amounts are never billed or collected by the Company and it has no legal right or obligation to co-payments collected by the pharmacies in its retail network.


Cost of Revenue

     Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with regards to product sales.

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

Earnings per Share

     Basic earnings (loss) per common share are based on the weighted average number of shares outstanding and diluted earnings per share are based on the weighted average number of shares outstanding, including common stock equivalents. For the year ended December 31, 2000, diluted loss per share is the same as basic loss per share because the inclusion of common stock equivalents would be anti-dilutive.

                                                                                       Years Ended December 31,
                                                                        -----------------------------------------------------
                                                                             2002                 2001             2000
                                                                        -----------------   ----------------  ---------------
Numerator:
         Net Income (loss) .....................................        $18,685              $14,202            $(1,823)
                                                                        =======              =======            =======

Denominator - Basic:
         Weighted average number of common
            shares outstanding ................................          22,616               21,273             19,930
                                                                        =======              =======            =======
         Basic income (loss) per common share .................         $  0.83              $  0.67            $ (0.09)
                                                                        =======              =======            =======

Denominator - Diluted:
         Weighted average number of common
            shares outstanding.................................          22,616               21,273             19,930
         Common share equivalents of outstanding
            stock options......................................             947                1,016                  0
                                                                        -------              -------            -------
         Total shares outstanding..............................          23,563               22,289             19,930
                                                                        =======              =======            =======
         Diluted income (loss) per common share................         $  0.79              $  0.64            $ (0.09)
                                                                        =======              =======            =======

Disclosure of Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

     The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees are accounted for ("SFAS 123") in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (See Note 14). Stock options granted to non-employees are also accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as well as Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services." ("EITF 96-18")

    The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the years ended December 31:

                                       2002                            2001                            2000
                                  -----------------------------   -----------------------------   -----------------------------
                                   As Reported     Pro Forma       As Reported     Pro Forma       As Reported     Pro Forma
                                  -----------------------------   -----------------------------   -----------------------------
Net income (loss)..........     $    18,685       $   14,644        $   14,202      $   12,258     $  (1,823)     $  (4,051)
Basic income (loss)
   per common  share.......     $      0.83       $     0.65        $     0.67      $     0.58     $   (0.09)     $   (0.20)
Diluted income (loss)
   per common  share.......     $      0.79       $     0.62        $     0.64      $     0.55     $   (0.09)     $   (0.20)

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 31, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied in accordance with SFAS No. 148.

NOTE 3 - OPERATING SEGMENTS

     The Company operates in two operating segments: (1) PBM Services, which is comprised of fully integrated pharmacy benefit management and mail services; and
(2) Specialty Management and Distribution Services, which is comprised of its BioScrip(R) specialty injectable and infusion therapy programs for patients who are chronically ill and genetically impaired.

     Although the Company did offer its BioScrip(R) programs in 2001, it did not manage this portion of its business separately from the PBM and mail services business. Hence, the BioScrip(R) services were not an operating segment at that time. In the first quarter of 2002, the Company substantially altered its business model with the acquisition and integration of Vitality. Due to various factors and industry projections (i.e., growth forecasts, penetration rates, etc.) related to the specialty pharmaceutical area, management decided to allocate a significant amount of resources to the growth of its specialty pharmaceutical business. After this reorganization in the first quarter of 2002, the Company determined that its specialty BioScrip(R) business met the definition of a reportable operating segment.

     The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies.

     With respect to the segment information below, the Company is required under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information to show comparable segment information for the same periods in 2001 and 2000, regardless of the fact that the Company had only one operating segment prior to 2002. For purposes of 2001 and 2000 segment information disclosed below, we made segment allocations based on methodologies used for 2002 information.

                                        Segment Reporting Information


                                                              --------------    -------------    --------------
                                                                  2002              2001             2000
                                                              --------------    -------------    --------------
Revenues:
PBM Services                                                    $407,093          $415,099         $ 320,317
Specialty Management and Distribution Services                   169,503            41,547            17,854
                                                                --------          --------         ---------
Total                                                           $576,596          $456,646         $ 338,171
                                                                ========          ========         =========

Depreciation expense:
PBM Services                                                    $  3,074          $  3,630         $   2,988
Specialty Management and Distribution Services                       980               473               258
                                                                --------          --------         ---------
Total                                                           $  4,054          $  4,103         $   3,246
                                                                ========          ========         =========

Income from operations:
PBM Services                                                    $  8,372          $ 11,422         $    (262)
Specialty Management and Distribution Services                    15,776             3,768                83
                                                                --------          --------         ---------
Total                                                           $ 24,148          $ 15,190         $    (179)
                                                                ========          ========         =========

Total assets:
PBM Services                                                    $ 66,703          $103,482
Specialty Management and Distribution Services                   115,528            36,337
                                                                ---------        --------
Total                                                           $182,231          $139,819
                                                                =========        ========

Capital expenditures:
PBM Services                                                    $    885          $  2,197         $   5,152
Specialty Management and Distribution Services                     1,241               589             1,323
                                                                --------          --------         ---------
Total                                                           $  2,126          $  2,786         $   6,475
                                                                ========          ========         =========


NOTE 4 - ACQUISITIONS

     On January 31, 2002, the Company acquired all of the issued and outstanding capital stock of Vitality Home Infusion Services, Inc. ("Vitality"). Vitality is a New York-based provider of specialty pharmaceutical services. Vitality provided such services to chronically ill and genetically impaired patients, particularly focusing on oncology, infectious disease, immunology and rheumatory disease.

     The aggregate purchase price for Vitality was $46,416 (including $1,061 in transaction costs), payable $35,000 in cash and 612,419 shares of MIM common stock valued at $10,355. The common stock of MIM was valued using the average market price of the Company's common stock over the period including the two days before and after the terms of the acquisition were agreed to and announced. The purchase price for Vitality has been allocated to assets and liabilities based on management's best estimates of fair value and based on a final valuation performed by an independent outside valuation firm. The following table sets forth the allocation of the purchase price as of December 31, 2002:

Purchase price:
Funded from the Company's line of credit                              $35,000
Common stock value                                                     10,355
Transaction costs                                                       1,061
                                                                      -------
Total purchase price                                                   46,416

Less: net tangible assets as of January 31, 2002                        5,641
Excess of purchase price over net tangible assets acquired            $40,775
                                                                      =======

Allocation of excess purchase price:
Customer relationships                                                $11,000
Trademarks                                                              4,700
Non-compete agreements                                                    730
Goodwill                                                               24,345
                                                                      -------
Total                                                                 $40,775
                                                                      =======


The following table sets forth the assets and liabilities acquired with the purchase of Vitality.


                      Vitality Balance Sheet
                      At January 31, 2002
ASSETS
   Cash                                      $   1,136
   Accounts receivable                           7,217
   Inventory                                     4,098
                                             ---------
                                                12,451
   Fixed and other assets                          180
                                             ---------
   Total assets                              $  12,631
                                             =========


 LIABILITIES
      Accounts payable and
      accrued expenses                       $   6,990
   Stockholders equity                           5,641
                                             ---------
   Total liabilities and equity              $  12,631
                                             =========


Vitality Pro Forma Financial Information

     The following unaudited consolidated pro forma financial information for the whole Company for the twelve months ended December 31, 2002 and 2001, respectively, has been prepared assuming Vitality was acquired as of January 1, 2001, utilizing the purchase method of accounting, with pro forma adjustments for non-amortizing goodwill, amortizing intangibles, interest expense, rent expense and income tax benefit. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2001. This pro forma financial information is not intended to be a projection of future operating results.

                            Pro Forma Income Statement

                                           For the year ended December 31
                                       ----------------------------------------
                                              2002                 2001
                                       -------------------  -------------------
                                              (unaudited)      (unaudited)

Revenues                                    $   583,640        $   531,417
Net income                                  $    18,497        $    16,287
Basic income per common share               $      0.82        $      0.74
Diluted income per common share             $      0.78        $      0.71



NOTE 5 - GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141")and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted these standards on July 1, 2002 and January 1, 2002.

     Pursuant to SFAS No. 142, substantially all of the Company's intangible assets will no longer be amortized and the Company is required to perform an annual impairment test for goodwill and intangible assets. Goodwill and intangible assets are allocated to the reporting units, which are either the operating segment or one reporting level below the operating segment. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The impairment test for indefinite lived intangible assets consists of comparing the fair value of the intangible asset to its carrying value. If the carrying value of the intangible asset exceeds its fair value an impairment loss is recognized. Fair value for goodwill and intangible assets are determined based on discounted cash flows and appraised values. During the first quarter of 2002, the Company completed its initial impairment review, which indicated that there was no impairment of goodwill or intangible assets. The Company also performed its annual impairment test which indicated there was no impairment at December 31, 2002,

     The following table provides a reconciliation of reported net income for the years ended December 31, 2001 and 2000, to adjusted net income as if SFAS No. 142 had been applied as of January 1, 2000.


                                                                     For the Year Ended December 31,
                                                          2002                   2001                         2000
                                                  --------------------   -----------------------    -------------------------

                                                               Diluted                   Diluted                      Diluted
                                                   Dollars       EPS         Dollars       EPS          Dollars         EPS
                                                   -------       ---         -------       ---          -------         ---

Net income as reported                           $     18,685   $0.79     $      14,202 $    0.64    $    (1,823)  $     (0.09)
Add back goodwill amortization (net of tax)                --      --             1,732      0.07          1,227          0.06
                                                 ------------   -----     ------------- ---------    ------------- -----------
Net income as adjusted                           $     18,685   $0.79     $      15,934 $    0.71    $     (596)   $     (0.03)
                                                 ============   =====     ============= =========    ============= ===========

                                                                   Specialty
                                                                 Management and
                                                                   Distribution         PBM
                                                                    Services          Services             Total
                                                                 -------------       -----------       ------------
Balance as of December 31, 2001                                  $      18,831       $   18,202        $    37,033
Goodwill acquired (Vitality)                                            24,345                              24,345
Period purchase price adjustments                                         (293)                               (293)
                                                                 -------------       -----------       ------------
Balance (net of amortization) as of December 31, 2002            $      42,883       $   18,202        $    61,085
                                                                 =============       ===========       ============


     The changes in the net carrying amount of goodwill for the year ended December 31, 2002, are as follows:



     All goodwill assigned to our Specialty Management and Distribution Services segment is expected to be deductible for income tax purposes. Goodwill associated with the PBM Services segment is not tax deductible.

The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2002.

                                                   As of December 31, 2002                      As of December 31, 2001
                                             Gross Carrying       Accumulated             Gross Carrying       Accumulated
                                                 Amount           Amortization                Amount           Amortization
                                             --------------       ------------            --------------       ------------
Amortized intangible assets:
   Non compete agreements                   $         960        $         (453)         $         230        $        (230)
   Customer relationships and trademarks           14,020                (1,906)                 2,746                 (770)
                                            -------------        --------------          -------------        --------------
      Total                                 $      14,980        $       (2,359)         $       2,976        $      (1,000)
                                            =============        ==============          =============        ==============

Unamortized intangible assets:
   Trademarks                               $       4,700                                $          --
                                            =============                                =============



     The amortization expense for the year ended December 31, 2002 was $1,424. The estimated amortization expense for the next five years is as follows:



         For the year ending December 31,

             2003            $1,841
             2004            $1,755
             2005            $1,402
             2006            $1,377
             2007            $1,377

NOTE 6 - INVESTMENT

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

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and former officer and director of the Company (the "Founder"). Rent expense was approximately $56 for each of the years ended December 31, 2002, 2001, and 2000.

     The Company has a consulting arrangement with one of its board members which, in addition to customary board fees, the board member's company receives a monthly fee to perform consulting work predominantly related to the TennCare(R) program. Consulting fees under this contract were $549, $508 and $494 for the years ended December 31, 2002, 2001 and 2000.

Stockholder Notes Receivable

     On March 23, 2002,  the  Company's  Chairman and Chief  Executive  Officer,
repaid in full a $1,700 loan, together with all accrued and unpaid interest thereon, totaling approximately $2,100. Interest income on the note was $19, $121 and $161 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company had a $502 note receivable outstanding with the Founder as of December 31, 2000. The note was repaid in 2001. Interest income on the note was $41 for the year ended December 31, 2001, and $46 for the year ended December 31, 2000.

     The Company had a $267 and $269 note receivable from Alchemie outstanding as of December 31, 2001 and 2000, respectively. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $2, $29 and $27 for the years ended December 31, 2002, 2001 and 2000. This note was paid in full on January 31, 2002.

     The Company had a $780 note receivable from the Founder outstanding as of December 31, 1999. The note was fully repaid in 2000. Interest income on the notes was $27 for the year ended December 31, 2000.

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

Indemnification

     Under certain circumstances, the Company may be obligated to indemnify and has advanced defense costs to two former officers of a subsidiary of the Company in connection with their involvement in the Federal and State of Tennessee investigation of which they were the subject. During 2000, the Company advanced and expensed approximately $2,700 for the former officers' legal costs in this matter.

NOTE 8 - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following at December 31:




                                                                  2002            2001
                                                             -----------------------------
Computer and office equipment,
(including equipment acquired under capital leases)              $ 19,467        $ 18,000
Furniture and fixtures                                              1,551           1,149
Leasehold improvements                                              1,385           1,117
                                                             -----------------------------
                                                                   22,403          20,266
Less:  Accumulated depreciation                                   (15,015)        (10,979)
                                                             -----------------------------
      Property and equipment, net                                 $ 7,388         $ 9,287
                                                             =============================


NOTE 9 - LINE OF CREDIT

     On November 1, 2000 the Company entered into a $45,000 revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), to be used for working capital purposes and future acquisitions. The Facility has a three-year term and is secured by the Company's receivables. Interest is payable monthly and provides for borrowing up to $45,000 at the London Inter-Bank Offered Rate (LIBOR) plus 2.1% (3.5% as of
2002). A 0.5% annual fee is incurred monthly when the line is not utilized. In connection with the issuance of the Facility, the Company incurred financing costs of $1,642, which are included in other assets and are being amortized over the term of the agreement. The facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of December 31, 2002 and 2001, the Company had amounts outstanding of $4.6 million and $0, respectively.

NOTE 10 - MINORITY INTEREST

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

NOTE 11 -TREASURY STOCK

     In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share. This program has been superceded by the 2003 repurchase plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     Until settled on April 2, 2001, the Company had been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. In 1999, the Company recorded a TennCare reserve adjustment of $3,300 for estimated future losses related to this dispute and another TennCare provider. In connection with the above settlement, which was favorable to the Company, $1,300 was paid to THP in satisfaction of all claims between the parties and a $980 TennCare reserve adjustment credit was recorded in the first quarter of 2001.

     On March 31, 1999, the State of Tennessee (the "State") placed Xantus Health Plans of Tennessee, Inc. ("Xantus") in receivership. The State proposed a plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus, that would allow Xantus to remain operating as a TennCare MCO. Under the Plan, the State loaned Xantus $30,000 to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, during December 1999, the Company received $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to offset in full against its pre-petition claims. Because a plan for the payment of the remaining amounts had not been finalized in time for completion of the annual audit, and the recovery of any additional amounts was uncertain, the Company recorded a special charge in 1999 of $2,700 as a TennCare reserve adjustment for the estimated loss on the remaining amounts owed. In the third quarter of 2001 the Company recorded $1,496 as credits to the TennCare reserve, resulting from the collection of receivables from Xantus for amounts previously reserved in 1999. In the first quarter of 2002, the Company recorded $851 as a credit against that reserve based on management's determination that amount was free from claims to third parties.

     In 1998, the Company recorded a $2,200 charge against earnings in connection with an agreement in principle with respect to a civil settlement of the Federal and State of Tennessee investigation in connection with the conduct of two former officers of the Company, prior to the Company's initial public offering. This settlement was paid in full on July 1, 2002.

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

Employment Agreements

     The Company has entered into employment agreements with certain key employees that expire at various dates through February 2004. Total minimum commitments under these agreements are approximately as follows:


                2003 ..................       $ 1,666
                2004 ..................           234

                                        --------------
                Total                         $ 1,900
                                        ==============


Operating Leases

     The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 are as follows:

                2003 ...............     $       1,725
                2004 ...............             1,597
                2005 ...............             1,466
                2006 ...............             1,325
                2007 ...............             1,018
                Thereafter .........             1,351

                                         --------------
                Total                    $       8,482
                                         ==============


     Rent expense for non-related party leased facilities and equipment was approximately $1,820, $1,384 and $1,292 for the years ended December 31, 2002, 2001 and 2000, respectively.

Capital Leases

     The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31 are as follows:


2003 ..........................................          $ 706
2004 ..........................................            420
2005 ..........................................             35
                                                       --------
Total minimum lease payments ..................          1,161
Less:  Amount representing interest ...........             97
                                                       --------
Obligations under leases ......................          1,064
Less:  Current portion of lease obligations ...            634
                                                       --------
Long term portion of lease obligations ........          $ 430
                                                       ========


NOTE 13 - INCOME TAXES

     The effect of temporary differences that give rise to a significant portion of federal deferred taxes is as follows as of December 31:


                                                                                                2002             2001
                                                                                            --------------------------
Deferred tax assets (liabilities):
Reserves not currently deductible ..................................................         $  3,387         $  2,181
Goodwill and intangibles ...........................................................             (977)            (596)
Federal net operating loss carryforwards generated from operations .................               --            4,944
Federal net operating loss carryforwards generated from stock options ..............            7,543            9,145
Property basis differences .........................................................              636              140
                                                                                            --------------------------
     Subtotal ......................................................................           10,589           15,814
Less: valuation allowance ..........................................................           (7,543)         (15,814)
                                                                                            --------------------------
     Net deferred tax assets .......................................................         $  3,046         $     --
                                                                                            ==========================


     The Company  has  recorded a net  deferred  tax asset of  approximately  $3 million at December 31, 2002. Realization of this asset is dependent on generating sufficient taxable income in future periods. Management believes it is more likely than not that the deferred tax asset will be realized. As reflected in the preceding table, the majority of the valuation allowance relates to net operating loss carry forwards generated from stock exercises, where there is uncertainty regarding full realizability due to use limitations.

     The Company's reconciliation of the expected provision (benefit) rate to the effective income tax rate is as follows:

                                                              2002              2001              2000
                                                           ---------------------------------------------
Tax provision (benefit) at statutory rate ............      $ 8,174           $ 5,297             $(582)

State tax provision , net of Federal taxes ...........          934               629               110

Change in the valuation allowance relating to
deferred tax assets and liabilities generated
from operations ......................................       (4,494)           (5,464)              357

Amortization of goodwill and other intangibles .......           --               359               361

Other ................................................          507               111              (136)
                                                           --------------------------------------------
     Provision for income taxes ......................      $ 4,671           $   932             $ 110
                                                           ============================================


     At December 31, 2002, the Company has Federal NOLs ("NOLs") remaining of approximately $21,500 million which will begin expiring in 2009. As opposed to the Company's NOLs that reduced the effective tax rate in fiscal years' 2002 and 2001, the remaining NOLs will be recorded directly in Stockholders' Equity when utilized rather than as a reduction of tax expense as the NOL's were generated primarily from the exercise of stock options in prior years. However, the Company will receive the cash flow benefit from the reduction in its income tax liability when the remaining NOLs are utilized.

     As of December 31, 2002, certain of the NOLs described above are subject to limitation and may be utilized in a future year upon release of the limitation and recorded directly in Stockholders' Equity as discussed above. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

NOTE 14 - STOCKHOLDERS' EQUITY

Stock Options

     The 1996 Incentive Stock Plan (the "1996 Plan") provided for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company's 2001 Incentive Stock Plan (the "2001 Plan," collectively with the 1996 Plan, the "Plans"). Under the 2001 Plan an additional 950,000 shares were authorized for issuance. At the annual stockholders meeting in 2002 an amendment and restatement of the 2001 Plan was approved to increase the plan by 800,000 shares, from 950,000 to 1,750,000. As of December 31, 2002, 450,688 shares remained available for grant under the Plans.


     Options granted under the Plans vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject in some cases, to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% stockholder).

     As of December 31, 2002 and 2001, the exercisable portion of outstanding options was 1,096,071 shares and 874,699 shares, respectively. Stock option activity under the Plans through December 31, 2002 is as follows:

                                                                  Average Share
                                                       Options        Price
                                                    ----------------------------
Balance, December 31, 1999 .....................        2,038,666       $4.2280
     Granted ...................................          615,000       $2.1960
     Canceled ..................................         (360,027)      $1.3852
     Exercised .................................         (105,167)      $3.1657
                                                    ----------------------------
Balance, December 31, 2000 .....................        2,188,472       $4.1756
     Granted ...................................        1,087,000       $8.3392
     Canceled ..................................         (215,999)      $3.4262
     Exercised .................................         (510,831)      $4.2416
                                                    ----------------------------
Balance, December 31, 2001 .....................        2,548,642       $5.7929
     Granted ...................................          633,000      $13.6739
     Canceled ..................................         (184,663)      $5.6851
     Exercised .................................         (349,095)      $4.4445
                                                    ----------------------------
Balance, December 31, 2002 .....................        2,647,884       $7.8702
                                                    ============================

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

     The 1996 Directors Stock Incentive Plan, (the "Directors Plan") was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company ("Outside Directors"), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of non-qualified stock options to Outside Directors joining the Company. Each such Outside Director receives an option to purchase 20,000 shares of Common Stock upon his or her initial appointment or election to the Board of Directors. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. In 2002, an amendment and restatement of the Directors Plan was approved at the annual stockholders meeting to add 200,000 shares to the 300,000 shares previously authorized and provide the automatic annual grant of 5,000 options to each non-employee director of the Company. Following the approval, 5,000 options at an exercise price of $9.94 were granted to each of the six Directors. In addition, 20,000 shares at an exercise price of $8.77 were granted to the newly appointed director of the Company. As of December 31, 2002, options to purchase 170,000 shares are outstanding at an average exercise price of $6.88. At December 31, 2002, 100,000 shares under the Directors Plan were exercisable.

Accounting for Stock-Based Compensation

     The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the years ended December 31:


                                                     2002                          2001                           2000
                                     ----------------------------     -------------------------     ----------------------------
                                      As Reported    Pro Forma        As Reported     Pro Forma     As Reported        Pro Forma
                                     ----------------------------     -------------------------     ----------------------------
Net income (loss) ...............       $ 18,685   $   14,644         $   14,202     $  12,258      $  (1,823)      $    (4,051)
Basic income (loss)
   per common share .............       $   0.83   $     0.65         $     0.67     $    0.58      $   (0.09)      $     (0.20)
Diluted income (loss)
   per common share .............       $   0.79   $     0.62         $     0.64     $    0.55      $   (0.09)      $     (0.20)


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

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     2002               2001              2000
Volatility                          104.6%             104.4%            106.6%
Risk-free interest rate             2.79%              1.25%             6.25%
Expected life of options           6 years             4 years          4 years

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

Performance Shares

     Under the Plans, the Company's Board of Directors may grant stock to key employees. The Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance, purchase or other conditions. As of December 31, 2002, the Company has 220,000 restricted stock grants (the "Performance Shares") that vest and become exercisable 8 years from the date of grant or earlier, if the Company exceeds certain earnings per share levels in 2001 and 2002. During 2002, the Company did not meet the earnings per share levels to accelerate vesting of the Performance Shares. The Company has recorded cumulative compensation expense of $362,484 related to these Performance Shares through December 31, 2002 based on the fair market value at the date of grant.

Performance Units

     Under the Plans, performance units may be granted by the Company's Board of Directors to key employees. The terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit are established by the Company's Board of Directors. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1,000,000 in respect of performance units for any given year. During 2002, 2001 and 2000, performance goals were not satisfied, thus there were no amounts paid to employees related to performance. As of December 31, 2002, there were no performance units outstanding as no amendments to the Plan were made and no targets for any year were met.


NOTE 15 - CONCENTRATION OF CREDIT RISK

     The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivable during the applicable time period:


                                                                            Plan Sponsor
                                                        ------------------------------------------
                                                            A         B          C         D
                                                        ------------------------------------------
Year ended December 31, 2000
      % of total revenue                                   22%       12%        12%        *
      % of total accounts receivable at period end          *        14%        18%        *
Year ended December 31, 2001
      % of total revenue                                   14%       14%        11%        *
      % of total accounts receivable at period end          *        23%        17%        *
Year ended December 31, 2002
      % of total revenue                                    *         *         12%       13%
      % of total accounts receivable at period end          *         *          *         *

--------------------------------------------------------
* Less than 10%.

                        These customers are in the PBM Services segment.



NOTE 16 - PROFIT SHARING PLAN

     The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions of $102, $86 and $65 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly financial information for fiscal 2002 and 2001 is as follows:

                                          ---------------------------------------------------------------------------------------
                                              First Quarter          Second Quarter         Third Quarter          Fourth Quarter
                                          ---------------------------------------------------------------------------------------
2002:
      Revenues                              $     151,652           $     135,732           $     138,529           $     150,683
      Gross profit                          $      16,028           $      17,448           $      17,964           $      19,158
      Net income                            $       5,206           $       4,605           $       4,491           $       4,383
      Basic earnings per share              $        0.23           $        0.20           $        0.20           $        0.19
      Diluted earnings per share            $        0.22           $        0.19           $        0.19           $        0.19

2001:
      Revenues                              $     106,036           $     106,851           $     119,886           $     123,873
      Gross profit                          $      11,636           $      13,434           $      13,655           $      14,678
      Net income                            $       3,483           $       3,210           $       4,321           $       3,188
      Basic earnings per share              $        0.17           $        0.16           $        0.20           $        0.15
      Diluted earnings per share            $        0.17           $        0.15           $        0.19           $        0.14



NOTE 18- SUBSEQUENT EVENT

     On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to an aggregate of $10 million of its Common Stock in open market or private transactions. As of March 25, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5.1 million.


                                                        MIM CORPORATION AND SUBSIDIARIES
                                                Schedule II - Valuation and Qualifying Accounts
                                              For the years ended December 31, 2002, 2001 and 2000
                                                                 (In thousands)


                                                          Balance at                  Charged to              Balance at
                                                         Beginning of  Charges to     Costs and     Other       End of
                                                           Period      Receivables    Expenses      Charges     Period
                                                         ----------------------------------------------------------------
Year ended December 31, 2000
     Accounts receivable ...........................     $2,547       $  (376)       $  571       $   --       $ 2,742
     Accounts receivable, TennCare(R) ..............     $6,029       $  (438)                                 $ 5,591
     Accounts receivable, other ....................     $  403       $  (403)       $   --       $   --       $    --
                                                         ================================================================

Year ended December 31, 2001
     Accounts receivable ...........................     $2,742       $(1,286)       $1,383       $   --       $ 2,839
     Accounts receivable, TennCare(R) ..............     $5,591       $(2,887)       $(2,476)(1)  $ 2,476(1)   $ 2,704
     Accounts receivable, other ....................     $   --       $    --        $   --       $   --       $    --
                                                         ================================================================

Year ended December 31, 2002
     Accounts receivable ...........................     $2,839       $  (906)       $1,193       $   --       $ 3,126
     Accounts receivable, TennCare(R) ..............     $2,704       $(2,347)       $ (851)(1)   $  851(1)    $   357
     Accounts receivable, other ....................     $   --       $    --        $   --       $   --       $    --
                                                         ================================================================

     (1) Amounts credited to the TennCare(R)reserve account and reductions in related liability accounts




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by this item has been previously reported by the Company in a Current Report on form 8-K filed with the Commission on May 29, 2002

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2003 in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2003 in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2003 in connection with the Company's 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 20, 2003 in connection with our 2003 Annual Meeting of Stockholders.

Item 14.  Controls and Procedures

     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this annual report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(A)    Documents Filed as a Part of this Report


                                                                                                                       Page

1.      Financial Statements:

        Report of Independent Auditors .................................................................................24

        Consolidated Balance Sheets as of December 31, 2002 and 2001....................................................26

        Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000......................27

        Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
           December 31, 2002, 2001 and 2000.............................................................................28

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000......................29

        Notes to Consolidated Financial Statements......................................................................31


2.      Financial Statement Schedules:

II.        Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.......................48


All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.   Exhibits:

Exhibit
Number                   Description                                                                      Location
--------------------------------------------------------------------------------------------------------------------------
2.1      Agreement and Plan of Merger by and Among MIM
         Corporation, CMP Acquisition Corp., Continental
         Managed Pharmacy Services, Inc. and Principal
         Shareholders dated as of January 27, 1998                                                        (4) (Exh. 2.1)

2.2      Purchase Agreement, dated as of August 3, 2000,
         among American Disease Management Associates, LLC
         its Members and Certain Related Parties, MIM Health
         Plans, Inc., and MIM Corporation.                                                                (10) (Exh. 2.1)

3.1      Amended and Restated Certificate of Incorporation
         of MIM Corporation.                                                                              (1) (Exh. 3.1)

3.2      Amended and Restated By-Laws of MIM Corporation

4.1      Specimen Common Stock Certificate                                                                (4) (Exh. 4.1)

10.1     Drug Benefit Program Services Agreement between Pro-Mark
         Holdings, Inc. and RxCare of Tennessee, Inc., dated as of
         March 1, 1994, as amended January 1, 1995                                                        (1) (Exh. 10.1)

10.2     Amendment No. 3 to Drug Benefit Program Services
         Agreement dated October 1, 1998                                                                  (6) (Exh.10.2)

10.3     Software Licensing and Support Agreement between
         ComCoTec, Inc. and Pro-Mark Holdings, Inc. dated
         November 21, 1994                                                                                (1) (Exh. 10.6)

10.4     Indemnity letter from MIM Holdings, LLC dated
         August 5, 1996.                                                                                  (1) (Exh. 10.36)

10.5     Employment Agreement between MIM Corporation and
         Richard H. Friedman dated as of December 1, 1998.                                                (6) (Exh.10.14)

10.6     Amendment No. 1 to Employment Agreement dated as
         of May 15, 1998 between MIM Corporation and Barry
         A. Posner                                                                                        (5) (Exh. 10.50)

10.7     Employment Agreement between MIM Corporation and
         Barry A. Posner dated as of March 1, 1999                                                        (6) (Exh.10.17)

10.8     Registration Rights Agreement-I between MIM
         Corporation and John H. Klein, Richard H.
         Friedman, Leslie B. Daniels, E. David Corvese and
         MIM Holdings, LLC dated July 29, 1996                                                            (1) (Exh. 10.30)

10.9     Registration Rights Agreement-II between MIM
         Corporation and John H. Klein, Richard H. Friedman
         and Leslie B. Daniels dated July 29, 1996                                                        (1) (Exh. 10.31)

10.10    Registration Rights Agreement-III between MIM
         Corporation and John H. Klein and E. David Corvese
         dated July 29, 1996                                                                              (1) (Exh. 10.32)



10.11    Registration Rights Agreement-IV between MIM
         Corporation and John H. Klein, Richard H.
         Friedman, Leslie B. Daniels, E. David Corvese and
         MIM Holdings, LLC dated July 31, 1996                                                            (1) (Exh. 10.34)

10.12    Registration Rights Agreement-V between MIM
         Corporation and Richard H. Friedman and Leslie B.
         Daniels dated July 31, 1996                                                                      (1) (Exh. 10.35)

10.13    Amendment No. 1 dated August 12, 1996 to
         Registration Rights Agreement-IV between MIM
         Corporation and John H. Klein, Richard H.
         Friedman, Leslie B. Daniels, E. David Corvese and
         MIM Holdings, LLC dated July 31, 1996                                                            (2) (Exh.10.29)

10.14    Amendment No 2 dated June 16, 1998 to
         Registration Rights Agreement-IV between MIM
         Corporation and John H. Klein, Richard H.
         Friedman, Leslie B. Daniels, E. David Corvese and
         MIM Holdings, LLC dated July 31, 1996                                                            (6) (Exh.10.31)

10.15    MIM Corporation 1996 Stock Incentive Plan, as
         Amended December 9, 1996                                                                         (2) (Exh. 10.32)

10.16    MIM Corporation 1996 Amended and Restated Stock
         Incentive Plan, as amended December 2, 1998                                                      (6) (Exh.10.33)

10.17    MIM Corporation 1996 Non-Employee Directors Stock
         Incentive Plan*                                                                                  (1) (Exh. 10.29)

10.18    Lease between Alchemie Properties, LLC and
         Pro-Mark Holdings, Inc., dated as of December 1,
         1994.                                                                                            (1) (Exh. 10.27)

10.19    Lease Agreement between Mutual Properties
         Stonedale L.P. and MIM Corporation dated April 23,
         1997.                                                                                            (3) (Exh.10.41)

10.20    Agreement between Mutual Properties Stonedale L.P.
         and MIM Corporation dated as of April 23, 1997.                                                  (3) (Exh.10.42)

10.21    Lease Amendment and Extension Agreement between
         Mutual Properties Stonedale L.P. and MIM
         Corporation dated December 10, 1997                                                              (3) (Exh.10.43)

10.22    Lease Amendment and Extension Agreement-II between
         Mutual Properties Stonedale L.P. and MIM
         Corporation dated March 27, 1998.                                                                (3) (Exh.10.44)

10.23    Lease Agreement between Mutual Properties
         Stonedale L.P. and Pro-Mark Holdings, Inc., dated
         December 23, 1997                                                                                 (3)(Exh.10.45)



10.24    Amendment No. 1 to Employment Agreement,
         dated as of October 11, 1999 between
         MIM Corporation and Richard H. Friedman                                                          (8) (Exh.10.60)

10.25    Form of Performance Shares Agreement                                                             (8) (Exh.10.61)

10.26    Form of Performance Units Agreement                                                              (8) (Exh.10.62)

10.27    Form of Non-Qualified Stock Option Agreement*                                                    (8) (Exh.10.63)

10.28    Corporate Integrity Agreement between the Office of
         the Inspector General of the Department of Health and
         Human Services and MIM Corporation, dated as of
         June 15, 2000                                                                                    (9) (Exh. 10.2)

10.29    Loan and Security Agreement, dated November 1, 2000,
         between MIM Funding LLC and HFG Healthco-4 LLC.                                                  (11) (Exh. 10.1)

10.30    Receivables Purchase and Transfer Agreement, dated as of
         November 1, 2000, among MIM Health Plans, Inc.,
         Continental Pharmacy, Inc., American Disease Management
         Associates LLC and MIM Funding LLC.                                                              (11) (Exh. 10.2)

10.31    Lease Agreement, dated as of February 24, 2000, by and
         between American Duke-Weeks Realty Limited Partnership
         and Continental Managed Pharmacy Services, Inc.                                                  (12) (Exh. 10.68)

10.32    First Lease Amendment, dated as of February 24, 2000,
         by and between Duke-Weeks Realty Limited Partnership
         and Continental Managed Pharmacy Services, Inc.                                                  (12) (Exh. 10.69)

10.33    Lease Agreement, dated as of July 22, 1996, by and between
         American Disease Management Associates, LLC ("ADIMA")
         and Regent Park Associates.                                                                      (12) (Exh. 10.70)

10.34    First Amendment of Agreement of Lease, dated as of June 15,
         1999, by and between ADIMA and Five Regent Park Associates.                                      (12) (Exh. 10.71)

10.35    Second Amendment of Agreement of Lease, dated as of February
         11, 2000, by and between ADIMA and Five Regent Park
         Associates.                                                                                      (12) (Exh. 10.72)

10.36    Employment Letter, dated as of February 8, 1999, between
         the Company and Recie Bomar                                                                      (12) (Exh. 10.73)

10.37    Asset Purchase Agreement, dated April 4, 2001 among
         Continental Managed Pharmacy Services Inc., Community
         Prescription Service, Inc., and its Stockholders                                                 (13) (Exh. 10.74)

10.38    Amended and Restated Certificate of Incorporation of the Registrant
         (incorporated by reference to Exhibit 3.1 to the Registrant's Registration
         Statement on Form S-1, File No. 333-05327).                                                      (14) (Exh. 3.1)

10.39    Amended and Restated Rights Agreement, dated as of May 20,
         1999, between the Registrant and American Stock Transfer and
         Trust Company (incorporated by reference to Exhibit 4.1 to
         Post-Effective Amendment No. 2 to the Registrant's Form 8-A/A
         dated May 20, 1999).                                                                             (14) (Exh. 4.1)



10.40      Purchase Agreement among American Disease Management Associates,
           L.L.C., its Members and Certain Related Partners, MIM Health Plans,
           Inc. and the Registrant, dated as of August 3, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K
           filed August 10, 2000).                                                                        (14) (Exh. 4.2)

10.41      Registration Rights Agreement between the Registrant and
           Livingston Group LLC dated as of August 3, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K
           filed August 10, 2000).                                                                        (14) (Exh. 4.3)

10.42      Employment letter, dated as of June 21, 2001, between MIM
           Corporation and Donald Foscato                                                                 (15) (Exh. 10.75)

10.43      Employment letter, dated as of June 18, 2001, between MIM
           Health Plans, Inc. and Donald Dindak                                                           (15) (Exh. 10.76)

10.44      Employment letter, dated as of June 19, 2001, between MIM
           Health Plans, Inc and Michael Sicilian                                                         (15) (Exh. 10.77)

10.45      Purchase Agreement, dated as of January 9, 2002, among Vitality
           Home Infusion Services, Inc., Marc Wiener, Barbara Kammerer
           and MIM Corporation                                                                            (16) (Exh. 2.1)

10.46      Lease Agreement, dated as of January 31, 2002, between Bar-Marc
           Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc.,
           as Tenant                                                                                      (17) (Exh. 10.49)

10.47      Guaranty of Lease Agreement, dated January 31, 2002, made by
           the Company in favor of Bar-Marc Realty, LLC                                                   (17) (Exh. 10.50)

10.48      Employment Letter, dated October 15, 2001, between the Company
           and Russel J. Corvese                                                                          (17) (Exh. 10.51)

10.49      Amendment, dated October 15, 2001, to Employment Letter, dated as of
           February 8, 1999, between the Company and Recie Bomar                                          (17) (Exh. 10.52)

10.50      Amendment to Employment Agreement entered into as of September
           18, 2002 by and between the Company and Barry A. Posner.

10.51 Amendment to Employment Agreement effective as of December 31, 2001 by and between the Company and Richard H. Friedman.

10.52      Employment Letter, dated October 1, 2002, between the Company and
           James S. Lusk.

10.53      Third Amendment of Agreement of Lease, dated June 24, 2002, between
           Five Regent Park Associates and American Disease Management Associates.

10.54      Second Amendment and Consent, dated as of January 31, 2002, to the
           Receivable Purchase and Transfer Agreement, dated as of November 1, 2000

10.55      Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, each of the parties named on Schedule I thereto, MIM Funding LLC and HFG Healthco-4 LLC



10.56      Amended and Restated 1996 Non-Employee Director's Stock Incentive  (18)
           Plan (effective April 17, 2002)

10.57      Amended and Restated 2001 Stock Incentive Plan (effective April 17, 2002) (18)

21         List of Subsidiaries

23.1       Consent of Ernst and Young, LLP

23.2       Notice Regarding Consent of Arthur Andersen LLP

99.1       Section 302 Certification of Richard H. Friedman

99.2       Section 302 Certification of James S. Lusk

99.3       Section 906 Certification of Richard H. Friedman (19)

99.4       Section 906 Certification of James S. Lusk (19)


-------------------------------

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

(6) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

(10) Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 10, 2000.

(11) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(12) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(14) Incorporated by reference to the indicated exhibit to the Company's Form S-3 filed on July 12, 2001.

(15) Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(16) Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed on February 5, 2002.

(17) Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(18) Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission on April 30, 2003.

(19) This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.


(B)     Reports on Form 8-K

        None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

                                 MIM CORPORATION

                                /s/ James S. Lusk
                                -----------------
                                James S. Lusk
                                Executive Vice President and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                           Title(s)                                                   Date
                                                    --------                                                   ----
                                                    Chairman and Chief Executive Officer                     March 31, 2003
/s/ Richard H. Friedman                             (principal executive officer)
-------------------------------------
Richard H. Friedman

/s/ James S. Lusk                                   Executive Vice President and
-------------------------------------               Chief Financial Officer                                  March 31, 2003
James S. Lusk                                       (principal financial officer)

/s/ Louis DiFazio, Ph.D.                            Director                                                 March 31, 2003
-------------------------------------
Louis DiFazio, Ph.D.

/s/ Louis A. Luzzi, Ph.D.                           Director                                                 March 31, 2003
-------------------------------------
Louis A. Luzzi, Ph.D.

/s/ Richard A. Cirillo                              Director                                                 March 31, 2003
-------------------------------------
Richard A. Cirillo

/s/ Michael Kooper                                  Director                                                 March 31, 2003
-------------------------------------
Michael Kooper

/s/ Ronald Shelp                                    Director                                                 March 31, 2003
-------------------------------------
Ronald Shelp

/s/ Harold Ford                                     Director                                                 March 31, 2003
-------------------------------------
Harold Ford

/s/ Jack Salzman                                    Director                                                 March 31, 2003
-------------------------------------
Jack Salzman

--------------------------------------------------------------------------------

EXHIBIT INDEX
--------------------------------------------------------------------------------

(Exhibits being filed with this Annual Report on Form 10-K)

3.2     Amended and Restated By-Laws of the Company

10.50 Amendment to Employment Agreement entered into as of September 18, 2002 by and between the Company and Barry A. Posner

10.51 Amendment to Employment Agreement effective as of December 31, 2001 by and between the Company and Richard H. Friedman

10.52   Employment  Letter dated October 1, 2002,  between the Company and James
        S. Lusk

10.53 Third Amendment of Agreement of Lease, dated June 24, 2002, between Five Regent Park Associates and American Disease Management Associates

10.54 Second Amendment and Consent, dated as of January 31, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among each of the parties named on Schedule I thereto, MIM Funding, LLC and HFG Healthco-4 LLC

10.55 Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among each of the parties named on Schedule I thereto, MIM Funding, LLC and HFG Healthco-4 LLC

21      List of Subsidiaries

23.1    Consent of Ernst and Young, LLP

23.2    Notice Regarding Consent of Arthur Andersen LLP

99.1    Section 302 Certification of Richard H. Friedman

99.2    Section 302 Certification of James S. Lusk

99.3    Section 906 Certification of Richard H. Friedman (1)

99.4    Section 906 Certification of James S. Lusk (1)

(1) This document is being furnished in accordance with SEC Release Nos. 33-8812 and 34-47551.