Form 10-Q
period 2003-03-31
MIM CORP
filed 2003-05-15
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
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

         On May 9, 2003, there were outstanding 22,188,767 shares of the Company’s common stock, $.0001 par value per share.

        Pursuant to the provisions of Rule 12b-25 the registrant has omitted the disclosure required by Item 2 of Part I of this Quarterly Report on Form 10-Q.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	March 31, 2003	December 31, 2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,364	$5,751
Receivables, less allowance for doubtful accounts of $3,564 and
$3,483 at March 31, 2003 and December 31, 2002, respectively	80,062	75,512
Inventory	5,947	9,320
Prepaid expenses and other current assets	2,025	2,104

Total current assets	89,398	92,687

Property and equipment, net	7,279	7,388
Deferred income tax	3,046	3,046
Other assets, net	581	704
Goodwill, net	61,085	61,085
Intangible assets, net	16,924	17,321

Total assets	$178,313	$182,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$571	$634
Line of credit	674	4,608
Accounts payable	12,769	17,302
Claims payable	39,995	34,869
Payables to plan sponsors	23,492	23,921
Accrued expenses and other current liabilities	7,876	6,252

Total current liabilities	85,377	87,586

Capital lease obligations, net of current portion	335	430
Other non current liabilities	7	7

Total liabilities	85,719	88,023

Stockholders' equity:
Common stock, $.0001 par value; 40,000,000 shares authorized,
21,951,430 and 22,964,694 shares outstanding
at March 31, 2003, and December 31, 2002, respectively	2	2
Treasury stock, 2,198,076 and 1,398,183 shares at cost
at March 31, 2003, and December 31, 2002, respectively	(8,002)	(2,934)
Additional paid-in capital	120,700	120,651
Accumulated deficit	(20,106)	(23,511)

Total stockholders' equity	92,594	94,208

Total liabilities and stockholders' equity	$178,313	$182,231

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
	Three Months Ended March 31,

	2003	2002

	(Unaudited)
Revenue	$162,152	$151,651
Cost of revenue	143,551	135,623

Gross profit	18,601	16,028
Selling, general and administrative expenses	12,227	9,929
TennCare reserve adjustment	-	(851)
Amortization of intangibles	447	256

Income from operations	5,927	6,694
Interest expense, net	(252)	(186)

Income before provision for income taxes	5,675	6,508
Provision for income taxes	2,270	1,301

Net income	$3,405	$5,207

Basic income per common share	$0.15	$0.23

Diluted income per common share	$0.15	$0.22

Weighted average common shares used in
computing basic income per common share	22,560	22,541

Weighted average common shares used in
computing diluted income per common share	22,899	23,991

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Three Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$3,405	$5,207
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	913	1,087
Amortization	473	256
TennCare reserve adjustment	-	(851)
Non cash compensation expense	34	36
Provision for losses on receivables	397	169
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(4,947)	(4,463)
Inventory	3,372	(2,185)
Prepaid expenses and other current assets	79	(158)
Accounts payable	(4,533)	1,482
Claims payable	5,126	14,654
Payables to plan sponsors and others	(429)	(1,946)
Accrued expenses and other current liabilities	1,624	(321)

Net cash provided by operating activities	5,514	12,967

Cash flows from investing activities:
Purchase of property and equipment, net of disposals	(804)	(735)
Cost of acquisitions, net of cash acquired	-	(35,024)
Decrease in due from officer	-	2,132
Decrease in other assets	49	6

Net cash used in investing activities	(755)	(33,621)

Cash flows from financing activities:
Net borrowings on line of credit	(3,934)	9,014
Purchase of treasury stock	(5,068)	-
Proceeds from exercise of stock options	14	1,287
Principal payments on capital lease obligations	(158)	(144)

Net cash (used in) provided by financing activities	(9,146)	10,157

Net decrease in cash and cash equivalents	(4,387)	(10,497)
Cash and cash equivalents--beginning of period	5,571	12,487

Cash and cash equivalents--end of period	$1,364	$1,990

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	Three Months Ended March 31,

	2003	2002

	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$260	$224

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Stock issued in connection with acquisition	$-	$10,355

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

           These unaudited consolidated interim financial statements should be read in conjunction with the MIM Corporation ("MIM") and Subsidiaries (collectively with MIM, the "Company") audited consolidated financial statements, notes and information included in MIM's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") filed with the Commission. The audited condsolidated financial statements have been prepared in accordance with accounting principals generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

Consolidation

          The consolidated financial statements include the accounts of MIM and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

          Cash and cash equivalents include demand deposits, overnight investments and money market accounts with maturities of 90 days or less.

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

Claims Payable

          The Company is responsible for covered prescriptions provided to plan members during the contract period. Claims payable includes estimates of certain prescriptions that were dispensed to members for whom the related claims had not yet been submitted.

Payables to Plan Sponsors

          Payables to plan sponsors represent the sharing of pharmaceutical rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain capitated contracts.

          The Company estimates the portion of those pharmacy rebates that are shared with plan sponsors and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid typically on a quarterly basis, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company records any cumulative effect of these adjustments against costs as identified, and adjusts its estimates prospectively to consider recurring matters. Adjustments generally result from contract modifications with clients, differences between the estimated and actual product mix subject to rebates or whether the product was included in the applicable formulary.

Revenue Recognition

          The Company generates revenue principally through the sale of prescription drugs which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for approximately 91% of the Company's revenues in the three months ended March 31, 2003, and (ii) capitated agreements, which accounted for approximately 9%, or $15,202, of the Company's revenues in the three months ended March 31, 2003.

          Fee-For-Service Agreements.      Fee-for-service agreements include (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company's retail pharmacy network. Under fee-for-service agreements, revenue is recognized either (a) when the pharmacy services are reported to the Company through the point of sale ("POS") claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company's retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

          Gross Vs. Net Revenue Recognition For Certain PBM Contracts.     Revenue generated under PBM agreements is classified as gross or net by the Company based on whether it is acting as a principal or agent in the fulfillment of prescriptions through its retail pharmacy network. In making this determination, the Company evaluates each contract using the indicators set forth in Emerging Issues Task Force No. 99-19 "Reporting Gross Revenue as a Principal vs. Net as an Agent" ("EITF 99-19"). When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors members, and has other indicators of risk and reward, the Company includes payments from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue ('gross') in accordance with EITF 99-19, as these transactions require the Company to assume credit risk and act as a principal. If the Company was merely administering plan sponsors' network pharmacy contracts in which the Company does not assume credit risk, but acts as an agent, the Company records only the administrative or dispensing fees as revenue ('net').

          Capitated Agreements.      The Company's capitated contracts with plan sponsors require the Company to provide covered pharmacy services to plan sponsor members in return for a fixed fee per Member per month paid by the plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts.

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

Cost of Revenue

          Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with respect to product sales.

Income Taxes

          The Company accounts for income taxes under the asset and liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates.

Disclosure of Fair Value of Financial Instruments

          The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

          The Company accounts for employee stock based compensation plans and non-employee director stock incentive plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock options granted to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as well as Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18").

           The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the three months ended:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$3,405	$5,207

Add: Stock award-based employee compensation included in reported net
income, net of related tax effect	$-	$-

Deduct: Total stock based employee expense determined under fair value
based method for all awards, net of related tax effects	$(687)	$(808)

Pro forma net income	$2,718	$4,399

Earnings per share:
Basic - as reported	$0.15	$0.23
Basic - pro forma	$0.12	$0.20

Diluted - as reported	$0.15	$0.22
Diluted - pro forma	$0.12	$0.18

As pro forma compensation expense for options granted is recorded over the vesting period, future pro forma compensation expense may be greater as additional options are granted.

NOTE 2 - EARNINGS PER SHARE The following table sets forth the computation of basic income per common share and diluted income per common share:

	Three Months Ended March 31,

	2003	2002

Numerator: Net income	$3,405	$5,207

Denominator - Basic: Weighted average number of common shares outstanding	22,560	22,541

Basic income per common share	$0.15	$0.23

Denominator - Diluted: Weighted average number of common shares outstanding	22,560	22,541

Common share equivalents of outstanding stock options	339	1,450

Total diluted shares outstanding	22,899	23,991

Diluted income per common share	$0.15	$0.22

NOTE 3 - OPERATING SEGMENTS

          The Company operates in two distinct segments: (1) PBM Services, which is comprised of fully integrated pharmacy benefit management and mail services; and (2) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services.

          The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

Segment Reporting Information
	Three Months Ended March 31,

	2003	2002

Revenues:
PBM Services	$108,040	$118,678
Specialty Management and Delivery Services	54,112	32,974

Total	$162,152	$151,652

Depreciation expense:
PBM Services	$861	$1,069
Specialty Management and Delivery Services	52	18

Total	$913	$1,087

Income from operations:
PBM Services	$2,306	$3,320
Specialty Management and Delivery Services	3,621	3,374

Total	$5,927	$6,694

Total assets:
PBM Services	$75,385	$88,343
Specialty Management and Delivery Services	102,928	97,536

Total	$178,313	$185,879

Capital expenditures:
PBM Services	$404	$254
Specialty Management and Delivery Services	400	426

Total	$804	$680

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

          The aggregate purchase price for Vitality was $46,416 (including $1,416 in transaction costs), payable $35,000 in cash and 612,419 shares of MIM common stock valued on the closing date at $10,355, including 20,002 shares of common stock, valued at $355, as part of MIM's transaction costs. The common stock of MIM was valued using the average market price for the twenty consecutive trading days prior to the date of the purchase agreement. The purchase price for Vitality has been allocated to assets and liabilities based on management's best estimates of fair value and based on a final valuation performed by an independent outside valuation firm.

NOTE 5 - TENNCARE(R) RESERVE ADJUSTMENTS

          There were no TennCare(R) reserve adjustments in the current quarter of 2003. The TennCare(R) reserve adjustment of $851 in the first quarter of 2002 was a result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

NOTE 6 - TREASURY STOCK

          On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10 million of its Common Stock in open market or private transactions. As of March 31, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5.1 million.

NOTE 7 - SUBSEQUENT EVENTS

          On May 14, 2003, E. David Corvese, founder and a former Director of the Company, filed a suit against the Company in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee. He also seeks a declaration that he is not obligated to repay the Company for legal fees, costs and expenses previously advanced to him to defend those claims and charges. MIM intends to defend the suit vigorously and to assert several substantive defenses. The Company believes that the resolution of the suit will not have a material adverse effect on its financial position.

* * * *

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

          The Company's exposure to market risk for changes in interest relate primarily to the Company's debt. At March 31, 2003 the Company did not have any long-term debt. The Company does not invest in, or otherwise use, derivative financial instruments.

          At March 31, 2003, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, and debt approximate fair value due to their short-term nature.

          Because management does not believe that it's exposure to interest rate market risk is material at this time, the Company has not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. The Company will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

Item 4.     Controls and Procedures

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this Quarterly Report on Form 10-Q and, based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

PART II OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

          On January 31, 2002, the Company issued 612,419 shares of its common stock in connection with the acquisition of Vitality (see Note 4 of Notes to Unaudited Consolidated Financial Statements).

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.
	Exhibit 3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-05327)
	Exhibit 3.2	Amended and Restated By-Laws of MIM Corporation
Exhibit 4.1

Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company's Form 8-A/A dated December 4, 2002.

	Exhibit 99.1	Section 906 Certification of Richard H. Friedman
	Exhibit 99.2	Section 906 Certification of James S. Lusk

(b)	Reports on Form 8-K
There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIM CORPORATION
Date: May 15, 2003	/s/ James S. Lusk James S. Lusk Chief Financial Officer

CERTIFICATION

I, Richard H. Friedman, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of MIM Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

          4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003	/s/ Richard H. Friedman Chief Executive Officer

CERTIFICATION

I, James S. Lusk, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q of MIM Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

          4.      The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 15, 2003	/s/ James S. Lusk Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

3.2	Amended and Restated By-Laws of MIM Corporation

99.1	Section 906 Certification of Richard H. Friedman

99.2	Section 906 Certification of James S. Lusk