Form 10-Q/A
period 2003-03-31
MIM CORP
filed 2003-05-20
CIK 1014739

The following items were the subject of a Form 12b-25 and are included herein: Part I, Item 2.
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A

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

NOTE 5 - TENNCARE® RESERVE ADJUSTMENTS

          There were no TennCare reserve adjustments in the current quarter of 2003. The TennCare reserve adjustment of $851 in the first quarter of 2002 was a result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

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

* * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the audited consolidated financial statements of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company"), including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in MIM's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as MIM's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 (this "Report").

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

Business Overview

          The Company is a pharmaceutical healthcare organization delivering innovative pharmacy benefit management, specialty pharmaceutical management and distribution, and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors, directly or indirectly through third party administrators (collectively, "Plan Sponsors").These services are organized under two reportable operating segments: PBM Services and Specialty Management and Delivery Services.

          The Company offers Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate pharmacy benefits through its network of retail pharmacies and its own mail service distribution facility.

          Through its BioScrip® specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip® programs are dispensed and serviced from the Company's various dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York. The Roslyn Heights facility has been utilized since February 2002, the acquisition date of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC ("ADIMA"), a New Jersey-based provider of specialty injectable and infusion therapy services.

          Depending on the goals and objectives of its Plan Sponsor customers, the Company provides some or all of the following clinical services to each Plan Sponsor as part of its PBM Services and Specialty Management and Delivery Services: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, mail services and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

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

Rebates

          Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends as well as the Company's forecasts. In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". EITF 00-22, states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue.

Purchase Price Allocation

          The Company accounts for its acquisitions under the purchase method of accounting and, accordingly, the acquired assets and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management's judgments and estimates and, accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

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

Impairment of Long Lived Assets

          The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is the Company's belief that no such impairment existed as of March 31, 2003.

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

Results of Operations

Specialty Management and Delivery Services

          The following table provides details for the Specialty Management and Delivery Services segment for the three month periods ending March 31, 2003 and 2002:

Specialty Management and Delivery Services ($ in thousands)
	Three Months Ended March 31,

	2003	2002	% Inc

Revenues	$54,112	$32,974	64.1%
Cost of revenues	43,949	25,630	71.5%

Gross profit	$10,163	$7,344	38.4%

Gross profit percentage	18.8%	22.3%

           Specialty Management and Delivery Services revenues increased $21.1 million in the first quarter of 2003 to $54.1 million, compared to the same period last year. This increase was due to continued growth in the Company's injectable and infusion therapy programs.

          Cost of revenues increased $18.3 million in the first quarter of 2003 compared to the same period in 2002. This increase is commensurate with the growth in the Company's Specialty Management and Delivery Services business.

          Gross profit increased $2.8 million for the first quarter of 2003 from the same period in 2002. This increase is commensurate with the growth in the Company's Specialty Management and Delivery Services business.

          Gross profit percentage declined in the first quarter of 2003 compared to the same period in 2002 as a result of increased revenues in the lower margin BioScrip® injectable therapy programs. The current gross profit percentages now reflect a higher proportion of injectable therapy programs in the total Specialty Management and Delivery Services business, when, in the previous year, the infusion therapy program represented a higher percentage of the total Specialty Management and Delivery Services business.

PBM Services

          The following table provides details for the PBM Services segment for the three month periods ended March 31, 2003 and 2002:

PBM Services ($ in thousands)
	Three Months Ended March 31,

	2003	2002	% (Dec)

Revenues	$108,040	$118,678	(9.0%)
Cost of revenues	99,602	109,994	(9.4%)

Gross profit	$8,438	$8,684	(2.8%)

Gross profit percentage	7.8%	7.3%

           PBM Services revenues decreased to $108.0 million in the first quarter of 2003 compared to $118.7 million in the first quarter of 2002. In the second quarter of 2002, the Company changed the terms of its agreements with some of its PBM customers, where the Company no longer accepted credit risk on these customers. After giving effect to that change, current accounting rules required the Company to classify these customers' PBM Services revenues on a net basis. That change had the effect of reducing PBM Services revenues and cost of revenues by $3.4 million for the quarter ended March 31, 2003, with no resulting effect on reported gross profit.

          Cost of revenues decreased $10.4 million in the first quarter of 2003 as a result of the same reasons discussed above.

          Gross profit decreased $0.2 million in the first quarter of 2003 compared to the same period in 2002, as a result of the termination of certain unprofitable accounts, partially offset by a higher gross profit percentage on the PBM Services segment.

CONSOLIDATED RESULTS

Selling, General and Administrative Expenses

          Selling, general and administrative expenses ("SG&A") increased to $12.2 million for the first quarter of 2003, or 7.5% of revenues, from $9.9 million, or 6.5% of revenues, for the same period a year ago. This increase is the result of increased investment in sales resources and expanded management to support the growth of the Company's businesses.

TennCare® Reserve Adjustments

          There were no TennCare reserve adjustments in the current quarter of 2003. The TennCare reserve adjustments of $0.9 million in the first quarter of 2002 was the result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

Amortization of Intangibles

          For the first quarter of 2003, the Company recorded amortization of $0.4 million compared to $0.3 million for the same period in 2002. This increase in 2003 is the result of the amortization of identifiable intangibles resulting from the acquisition of Vitality on January 31, 2002.

Net Interest Expense

          Net interest expense was $0.3 million for the three months ended March 31, 2003 compared to $0.2 million of net interest expense for the same period in 2002. The increase in interest expense is primarily a result of using the Company's revolving credit facility to fund the $35 million cash portion of the Vitality purchase price in January, 2002.

Provision for Income Taxes

          Tax expense for the first quarter of 2003 was $2.3 million compared to $1.3 million for the same period last year. The effective tax rate for the first quarter of 2003 was 40.0% compared to 20.0% for the same period last year. At December 31, 2002, the Company had net operating losses ("NOLs") of approximately $21.5 million which will begin expiring in 2009. As opposed to the Company's NOLs that reduced the effective tax rate in 2002 and 2001, the current NOLs will be recorded directly in stockholders' equity when utilized rather than as a reduction of tax expense since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. However, the Company will receive a cash flow benefit from the reduction in its income tax liability when the remaining NOLs are utilized.

Net Income and Earnings Per Share

          Net income for the first quarter of 2003 was $3.4 million, or $0.15 per diluted share, compared to net income of $5.2 million, or $0.22 per diluted share, for the same period last year. Average diluted shares outstanding for the first quarter decreased by 0.4 million to 22.9 million shares due to the Company's repurchase of its stock.

Liquidity and Capital Resources

          The Company utilizes both funds generated from operations and available credit under its Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

          For the three months ended March 31, 2003, net cash provided by operating activities totaled $5.5 million compared to $13.0 million for the same period last year.

          Net cash used in investing activities during the three months ended March 31, 2003 was $0.8 million, consisting of property and equipment purchases, compared to $33.6 million used in the same period in 2002. The Company paid $3.5 million in case to acquire Vitality, partially offset by the repayment in full, in March 2002, of a $2.1 million officer loan.

          For the three months ended March 31, 2003, net cash used in financing activities was $9.1 million compared to net cash provided of $10.2 million in the same period in 2002. Outstanding bank borrowings under the Company's $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate, of Healthcare Finance Group ("HFG"), were $0.7 million at March 31, 2003, an $8.3 million decrease from the same period in 2002. Outstanding bank borrowings decreased as a result of operating cash generated by the Company's business and operations. The reduction in outstanding debt was achieved after the use of approximately $5.0 million for the repurchase of Company stock under its repurchase program.

          At March 31, 2003 the Company had working capital of $4.0 million compared to $5.1 million at December 31, 2002. This change is primarily the result of lower inventory levels, reduced accounts payable, and the repurchase of Company stock.

          On November 1, 2000, the Company entered into the Facility. The Facility has a three-year term and is secured by the Company’s receivables. Interest is payable monthly and provides for borrowing of up to $45 million at LIBOR plus 2.1%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreement governing the Facility. The Facility terminates October 31, 2003. The Company believes that it will be able to extend or renew the Facility or, alternatively, obtain a new credit facility with another lender; however, there can be no assurances that the Company will be able to renew or extend the Facility or obtain a new one on terms favorable to the Company. Failure to renew or extend the Facility or enter into a new credit facility could have a material adverse effect on the Company.

          As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that its cash on hand, together with funds available under the New Facility and cash expected to be generated from operating activities will be sufficient to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

          The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its PBM Services and Specialty Management and Delivery Services businesses, which the Company would expect to fund from cash on hand, borrowings under the New Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

           At December 31, 2002, the Company had NOLs of approximately $21.5 million which will begin expiring in 2009. As opposed to the Company's NOLs that reduced the effective tax rate in 2002 and 2001, the current NOLs will be recorded directly in stockholders' equity when utilized, rather than as a reduction of tax expense as they were generated primarily as a result of the exercise of stock options in prior years. However, the Company will receive the cash flow benefit from the reduction in its income tax liability when the remaining NOLs are utilized. For 2003, the Company believes that its effective tax rate will be approximately 40%. The Company did not have tax expense in 2000 because it did not have any taxable income.

          As of January 1, 2003, certain of the NOLs described above were subject to limitation and may be utilized in a future year upon release of the limitation and recorded directly in stockholders' equity as discussed above. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

Other Matters

          TennCare Relationship

          On April 7, 2003, the State of Tennessee Bureau of TennCare® notified all TennCare MCOs that effective July 1, 2003, pharmacy benefit management and claims processing services would be consolidated under TennCare management. As such, all TennCare MCOs were instructed by the Bureau of TennCare to terminate their PBM agreements with their current pharmacy benefit managers.

          On May 2, 2003 the Bureau of TennCare requested that the Company and other PBM organizations each submit a proposal (i) to provide clinical pharmacy management PBM services (but not claims processing services) directly to the State of Tennessee through the Bureau of TennCare from July 1, 2003 through December 31, 2003; and (ii) to provide both claims processing and clinical management PBM services to the State of Tennessee with respect to all aspects of the TennCare pharmacy program, including TennCare and the TennCare Partners Program, the behavioral health benefit for TennCare enrollees, from January 1, 2004 through December 31, 2007. The Company made a presentation to the Bureau of TennCare on May 9, 2003.

          To date, the Company has not been notified whether or not it was selected to provide services under one or both of the arrangements described above. As such, the Company is unable to assess the likelihood that it will continue to perform PBM services either for the TennCare MCOs it currently services or directly through the Bureau of TennCare or that it will be awarded the business solicited by the State. In accordance with the State’s April 17, 2003 mandate, the Company received termination notices from two of the TennCare MCO’s that it currently services. Given that no decision has been communicated to the Company, the Company believes that there is additional uncertainty as to whether termination of PBM agreements with the TennCare MCOs it currently services will actually be effective at July 1, 2003.

          Management believes that if its current PBM agreements are in fact terminated, and the Company is not selected to provide services under either of the arrangements discussed above, it would have an adverse effect on the Company’s future operating results. The Company’s PBM agreements with the TennCare MCOs it services are currently expected to generate $85 million in revenue and approximately $5.5 million in gross profit for the second half of 2003. The Company has initiated a review of its cost structure to prepare for these pending decisions.

          Stock Repurchase Program

          On February 28, 2003, the Company announced a stock repurchase program pursuant to which it is authorized to purchase up to $10 million of its common stock from time to time in the open market or in private transactions. As of March 31, 2003, the Company has used, in the aggregate, approximately $5.1 million of this authorization. The Board's current authorization supersedes the repurchase program adopted by the Company in 2001.

          Regulatory Matters

          On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General ("OIG") released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance") designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM's in devising effective compliance programs. The Guidance provides the OIG's view of the fundamental elements of pharmaceutical manufacturer's compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. The Company currently maintains a compliance program that includes the key compliance program elements described in the Guidance. The Guidance, if adopted in its current form, would be likely to have a material effect on our business operations of financial results. The Company's management believes that the fundamental elements of its compliance program are consistent with the principles, polices and intent of the Guidance.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.
	Exhibit 3.1	Amended and restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-05327)
	Exhibit 3.2	Amended and Restated By-Laws of MIM Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)
Exhibit 4.1

Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company's Form 8-A/A dated December 4, 2002)

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