Form 10-Q/A
period 2003-03-31
MIM CORP
filed 2003-05-21
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 2)

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

EXPLANATORY NOTE

          The paragraph being filed under cover of this Form 10-Q/A supercedes the paragraph set forth under "Other Matters - Regulatory Matters" in Item 2 of Part I - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

MIM CORPORATION
Date: May 21, 2003	/s/ James S. Lusk James S. Lusk Chief Financial Officer

CERTIFICATION

I, Richard H. Friedman, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q/A of MIM Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 21, 2003	/s/ Richard H. Friedman Chief Executive Officer

CERTIFICATION

I, James S. Lusk, certify that:

          1.      I have reviewed this quarterly report on Form 10-Q/A of MIM Corporation;

          2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Date: May 21, 2003	/s/ James S. Lusk Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

99.1	Section 906 Certification