Form 10-Q
period 2003-06-30
MIM CORP
filed 2003-08-13
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford, NY 10523 (Address of principal executive offices) (914) 460-1600 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 120-2 of the Exchange Act). Yes X No
On August 12, 2003, there were outstanding 22,343,499 shares of the Company’s common stock, $.0001 par value per share.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	June 30, 2003	December 31, 2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,420	$5,751
Receivables, less allowance for doubtful accounts of $3,846 and
$3,483 at June 30, 2003 and December 31, 2002, respectively	75,693	75,512
Inventory	6,649	9,320
Prepaid expenses and other current assets	1,950	2,104

Total current assets	89,712	92,687

Property and equipment, net	6,390	7,388
Deferred income tax	2,310	3,046
Other assets, net	430	704
Goodwill, net	61,085	61,085
Intangible assets, net	16,517	17,321

Total assets	$176,444	$182,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$621	$634
Line of credit	-	4,608
Accounts payable	17,005	17,302
Claims payable	35,977	34,869
Payables to plan sponsors	16,657	23,921
Accrued expenses and other current liabilities	9,370	6,252

Total current liabilities	79,630	87,586

Capital lease obligations, net of current portion	123	430
Other non current liabilities	-	7

Total liabilities	79,753	88,023

Stockholders' equity:
Common stock, $.0001 par value; 40,000,000 shares authorized,
21,978,830 and 22,744,694 shares outstanding
at June 30, 2003, and December 31, 2002, respectively	2	2
Treasury stock, 2,198,076 and 1,398,183 shares at cost
at June 30, 2003, and December 31, 2002, respectively	(8,002)	(2,934)
Additional paid-in capital	121,281	120,651
Accumulated deficit	(16,590)	(23,511)

Total stockholders' equity	96,691	94,208

Total liabilities and stockholders' equity	$176,444	$182,231

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenue	$161,230	$135,732	$323,381	$287,383
Cost of revenue	141,955	118,284	285,505	253,906

Gross profit	19,275	17,448	37,876	33,477
Selling, general and administrative expenses	12,753	11,123	24,981	21,053
TennCare reserve adjustment	-	-	-	(851)
Amortization of intangibles	447	321	893	577

Income from operations	6,075	6,004	12,002	12,698
Interest (expense) income, net	(215)	(248)	(467)	(433)

Income before provision for income taxes	5,860	5,756	11,535	12,265
Provision for income taxes	2,344	1,151	4,614	2,453

Net income	$3,516	$4,605	$6,921	$9,812

Basic income per common share	$0.16	$0.20	$0.31	$0.43

Diluted income per common share	$0.16	$0.19	$0.31	$0.41

Weighted average common shares used in
computing basic income per common share	21,969	22,931	22,263	22,732

Weighted average common shares used in
computing diluted income per common share	22,459	24,063	22,680	24,024

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Six Months Ended June 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$6,921	$9,812
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,745	2,232
Amortization	946	864
TennCare reserve adjustment	-	(851)
Non cash compensation expense	201	73
Provision for losses on receivables	845	511
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(1,026)	(1,566)
Inventory	2,671	(4,488)
Prepaid expenses and other current assets	1,211	(573)
Accounts payable	(297)	1,299
Claims payable	1,108	4,725
Payables to plan sponsors	(7,264)	(533)
Accrued expenses and other current and non current liabilities	3,110	1,101

Net cash provided by operating activities	10,181	12,606

Cash flows from investing activities:
Purchase of property and equipment, net of disposals	(756)	(1,391)
Cost of acquisitions, net of cash acquired	-	(34,851)
Decrease in due from affiliates	-	2,132
Decrease (increase) in other assets	133	(20)

Net cash used in investing activities	(623)	(34,130)

Cash flows from financing activities:
Net borrowings on line of credit	(4,608)	11,704
Purchase of treasury stock	(5,068)	-
Proceeds from exercise of stock options	107	1,477
Principal payments on capital lease obligations	(320)	(276)

Net cash (used in) provided by financing activities	(9,889)	12,905

Net decrease in cash and cash equivalents	(331)	(8,619)

Cash and cash equivalents--beginning of period	5,751	12,487

Cash and cash equivalents--end of period	$5,420	$3,868

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	Six Months Ended June 30,

	2003	2002

	(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$482	$479

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Stock issued in connection with acquisition	$-	$10,355

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

           These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission ("the Commission"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

Consolidation

          The consolidated financial statements include the accounts of MIM and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

          Cash and cash equivalents include demand deposits, overnight investments and money market accounts with maturities of 90 days or less.

Receivables

           Receivables include amounts due from plan sponsors under the Company's pharmacy benefit management ("PBM") agreements, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies and amounts due from certain third party payors.

Inventory

           Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs.

Claims Payable

          The Company is responsible for covered prescriptions provided to plan members during the contract period. Claims payable includes estimates of certain prescriptions that were dispensed to members for whom the related claims had not yet been submitted.

Payables to Plan Sponsors

           Payables to plan sponsors represents the sharing of pharmaceutical rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain capitated contracts.

          The Company estimates the portion of those pharmacy rebates that are shared with plan sponsors and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid typically on a quarterly basis, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company adjusts these estimates on a periodic basis based on changing circumstances such as contract modifications, product mix subject to rebates, and changes in the applicable formulary.

Revenue Recognition

          The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under: (i) fee-for-service agreements and (ii) capitated agreements.

           Fee-For-Service Agreements.      Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company's retail pharmacy network as well as the Company's mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale ("POS") claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company's retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

           Capitated Agreements.     Capitated agreements with plan sponsors require the Company to provide covered pharmacy services to plan sponsors' members in return for a fixed fee per member per month paid by the plan sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are no expected loss contracts. The Company's largest capitated contract expired March 31, 2003 and the customer has been serviced under fee-for-service terms since that time.

           Gross Vs. Net Revenue Recognition For Certain PBM Agreements.      Revenue generated under PBM agreements is classified as gross or net by the Company based on whether it is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. In making this determination, the Company evaluates each contract using the indicators set forth in Emerging Issues Task Force No. 99-19, "Reporting Gross Revenue as a Principal vs. Net as an Agent" ("EITF 99-19"). When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors' members, and has other indicators of risk and reward, the Company includes payments from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue in accordance with EITF 99-19, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors' network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees as revenue.

           Co-payments.      When prescriptions are filled and the Company is the participating pharmacy, the Company is entitled to collect and retain co-payments from plan sponsors' members and record these co-payments as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through its retail pharmacy networks, the Company is not entitled to retain these amounts and accordingly does not account for co-payments in its financial statements. These amounts are never billed or collected by the Company and it has no legal right or obligation to receive any co-payments collected by the pharmacies in its retail network.

Cost of Revenue

          Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with respect to product sales.

Income Taxes

          The Company accounts for income taxes under the asset and liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities at currently enacted tax laws and rates.

Disclosure of Fair Value of Financial Instruments

          The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

          The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock-based compensation granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as well as Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18").

           The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$3,516	$4,605	$6,921	$9,812

Add: Stock award-based employee compensation included in
reported net income, net of related tax effect	$32	$0	$32	$0

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	$(1,077)	$(1,148)	$(1,764)	$(1,956)

Pro forma net income	$2,471	$3,457	$5,189	$7,856

Earnings per share:
Basic - as reported	$0.16	$0.20	$0.31	$0.43
Basic - pro forma	$0.11	$0.15	$0.23	$0.35

Diluted - as reported	$0.16	$0.19	$0.31	$0.41
Diluted - pro forma	$0.11	$0.14	$0.23	$0.33

As pro forma compensation expense for options granted would be recorded over the vesting period, future pro forma compensation expense may be greater as additional options are granted.

NOTE 2 - EARNINGS PER SHARE The following table sets forth the computation of basic income per common share and diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Numerator: Net income	$3,516	$4,605	$6,921	$9,812

Denominator - Basic: Weighted average number of common shares outstanding	21,969	22,931	22,263	22,732

Basic income per common share	$0.16	$0.20	$0.31	$0.43

Denominator - Diluted: Weighted average number of common shares outstanding	21,969	22,931	22,263	22,732
Common share equivalents of outstanding stock options	490	1,132	417	1,292

Total diluted shares outstanding	22,459	24,063	22,680	24,024

Diluted income per common share	$0.16	$0.19	$0.31	$0.41

NOTE 3 - OPERATING SEGMENTS

          The Company operates in two segments: (1) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and mail services.

          The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

Segment Reporting Information
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
PBM Services	$114,993	$93,316	$223,031	$211,994
Specialty Management and Delivery Services	46,237	42,416	100,350	75,389

Total	$161,230	$135,732	$323,381	$287,383

Depreciation expense:
PBM Services	$657	$969	$1,518	$2,038
Specialty Management and Delivery Services	184	176	236	194

Total	$841	$1,145	$1,754	$2,232

Income from operations:
PBM Services	$2,137	$1,427	$4,442	$4,747
Specialty Management and Delivery Services	3,938	4,577	7,560	7,951

Total	$6,075	$6,004	$12,002	$12,698

Total assets:
PBM Services			$77,156	$85,897
Specialty Management and Delivery Services			99,287	100,095

Total			$176,444	$185,992

Capital expenditures:
PBM Services	$(45)	$319	$359	$573
Specialty Management and Delivery Services	(3)	392	397	818

Total	$(48)	$711	$756	$1,391

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

NOTE 5 - TENNCARE® RESERVE ADJUSTMENTS

          There were no TennCare® reserve adjustments in the quarter or six month period ended June 30, 2003. The TennCare® reserve adjustment of $851 in the first quarter of 2002 resulted from the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

NOTE 6 - TREASURY STOCK

          On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. As of June 30, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068. The Company made no repurchases in the second quarter of 2003.

NOTE 7 - SEVERANCE COSTS

          On June 23, 2003, the Company notified 28 employees employed in the PBM Services segment that their employment with the Company would be involuntarily terminated. The terminations are effective at various times between the period of July 1 and August 30. As of August 11, 2003, 22 of these 28 employees are no longer employed by the Company. These severance costs were incurred in connection with the loss of TennCare as disclosed in the "Other Matters" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

          As a result, the Company's PBM Services segment recorded $617 of selling, general and administrative expenses for employee separation costs, primarily severance, in connection with the termination of these employees. The Company does not expect to incur additional charges relating to those terminated employees.

NOTE 8 - LITIGATION MATTERS

          On May 14, 2003, E. David Corvese, a founder and former officer and director of the Company, filed a suit against the Company in Delaware Chancery Court seeking indemnification of $2,400 he paid to settle certain claims and charges of the federal government and State of Tennessee. He also seeks a declaration that he is not obligated to repay the Company for legal fees, costs and expenses previously advanced by the Company to him to defend those claims and charges. The Company answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses if it is ultimately determined that he is not entitled to indemnification. The Company intends to defend the suit vigorously and believes that the resolution of the suit will not have a material adverse effect on its financial position.

NOTE 9 - SUBSEQUENT EVENTS

          The Company extended its $45,000 Facility (as defined herein) with HFG through November 1, 2006 with automatic one year extensions unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The extension was effective as of June 30, 2003. The Facility, as extended, permits the Company to request an increase in the amount available for borrowing to up to $100,000, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. In connection with the extension, the Company is required to pay HFG a renewal fee of $315 on or prior to October 31, 2003. Borrowings under the Facility are at LIBOR plus 2.4%.

* * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (this "Report").

          This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements may include statements relating to the Company's business development activities; sales and marketing efforts; the status of material contractual relationships and the expenditures associated with one or more of them; the effect of regulation and competition on our business; future operating performance and results of the company; the benefits and risks associated with the integration of acquired companies; and the likely outcome and effect of legal proceedings on the company and its business and operations and/or the resolution or settlement thereof. Although we believe any and all of these statements should be based on reasonable assumptions, there is no way to guarantee that we will always be able to meet the expectations arising from those forward-looking statements and their underlying assumptions. Actual results may differ materially from those implied in the forward-looking statements because of the various factors enumerated in our periodic filings with the Commission. These factors include, among other things, the status of contract negotiations; increased government regulation relating to the health care and insurance industries in general, and more specifically, pharmacy benefit management, mail service and specialty pharmaceutical distribution organizations; the existence of complex laws and regulations relating to the Company's business; increased competition from the Company's competitors, including those competitors with greater financial, technical, marketing and other resources, and risks associated with risk-based or capitated contracts. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

Business Overview

          The Company is a pharmaceutical healthcare organization which delivers specialty pharmaceutical management and distribution, innovative pharmacy benefit management, and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors, directly or indirectly through third party administrators (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: Specialty Management and Delivery Services and PBM Services.

           Through its BioScrip® specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, respiratory syncytial virus (RSV), hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip programs are dispensed and serviced from the Company's various dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York.

           The Company offers Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate pharmacy benefits through its network of retail pharmacies and its own mail service distribution facility.

           Depending on the goals and objectives of its Plan Sponsor customers, the Company provides some or all of the following clinical services to each Plan Sponsor as part of its Specialty Management and Delivery Services and PBM Services: pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and drug usage and interaction evaluation, pharmacy claims processing, mail services and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, patient compliance, program management and pharmaceutical rebate administration.

Critical Accounting Policies

Revenue Recognition

          The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 99.6%, or $160.6 million, of the Company's revenues for the three months ended June 30, 2003, and 95.1%, or $307.4 million, of the Company's revenues for the six months ended June 30, 2003, and (ii) capitated agreements, which accounted for 0.4%, or $0.7 million, of the Company's revenues for the three months ended June 30, 2003, and 4.9%, or $15.9 million, of the Company's revenues for the six months ended June 30, 2003.

           Fee-For-Service Agreements.      Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company's retail pharmacy network as well as the Company's mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale ("POS") claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in the Company's retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

           Capitated Agreements.      The Company's capitated agreements with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsors' Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. There are currently no expected loss contracts. The Company's largest capitated contract expired March 31, 2003 and the customer has been serviced under fee-for-service terms since that time.

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

Rebates

           Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on the Company's forecasts. In January 2001, the Company adopted Emerging Issues Task Force Issue No. 00-22 ("EITF 00-22"), "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 states, among other things, that rebates received from pharmaceutical manufacturers should be recognized as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue.

Purchase Price Allocation

          The Company accounts for its acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management's judgments and estimates. Accordingly, the Company's financial position or results of operations may be affected by changes in estimates and judgments.

Income Taxes

          As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense as well as assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of the Company's management, it is uncertain whether the Company will be able realize the benefit from its deferred tax assets.

Impairment of Long Lived Assets

          The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is the Company's belief that no such impairment existed as of June 30, 2003.

Accounting for Stock-Based Compensation

          The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"),. Stock-based compensation granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as well as Emerging Issues Task Force No. 96-18 "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18").

Results of Operations

Specialty Management and Delivery Services

          The following table provides details for the Specialty Management and Delivery Services segment for the three and six month periods ended June 30, 2003 and 2002:

Specialty Management and Delivery Services ($ in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Inc	2003	2002	% Inc

Revenues	$46,237	$42,416	9.0%	$100,350	$75,389	33.1%
Cost of revenues	36,115	32,574	10.9%	80,064	58,203	37.6%

Gross profit	$10,122	$9,842	2.8%	$20,286	$17,186	18.0%

Gross profit percentage	21.9%	23.2%		20.2%	22.8%

           Specialty Management and Delivery Services revenues increased $3.8 million in the second quarter of 2003 to $46.2 million, compared to revenues of $42.4 million for the same period last year. For the first six months of 2003, revenues increased $25.0 million to $100.4 million, compared to revenues of $75.4 million for the same period in 2002. This increase was due to continued growth in the Company's injectable and infusion therapy programs.

          Cost of revenues increased $3.5 million in the second quarter of 2003 and $21.9 million for the first six months of 2003 compared to the same periods in 2002, respectively. Gross profit increased $0.3 million for the second quarter of 2003 and $3.1 million for the first half of 2003 compared to the same periods in 2002. Gross profit percentage declined in the second quarter and first six months of 2003 compared to the same periods in 2002, respectively, as a result of increased revenues in lower margin injectable therapy programs. In 2002, a higher percentage of revenue in the Specialty Management and Delivery Services segment was generated from infusion therapy.

PBM Services

          The following table provides details for the PBM Services segment for the three month and six month periods ended June 30, 2003 and 2002:

PBM Services ($ in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Inc	2003	2002	% Inc

Revenues	$114,993	$93,316	23.2%	$223,031	$211,994	5.2%
Cost of revenues	105,840	85,710	23.5%	205,441	195,704	5.0%

Gross profit	$9,153	$7,606	20.3%	$17,590	$16,290	8.0%

Gross profit percentage	8.0%	8.2%		7.9%	7.7%

          PBM Services revenues increased $21.7 million to $115.0 million for the second quarter of 2003 compared to revenues of $93.3 million for the second quarter of 2002. This increase is a result of new contract awards and increased utilization of plan sponsor enrollees on existing contracts. For the first six months of 2003, PBM revenues increased $11.0 million to $223.0 million compared to revenues of $212.0 million for the same period in 2002. In the second quarter of 2002, the Company changed the terms of its agreements with some of its PBM customers, where the Company no longer accepted the credit risk on these customers. Based on these changes, the Company began recording revenue earned on these contracts on a net basis.

          Cost of revenues increased $20.1 million in the second quarter of 2003 and $9.7 million for the first six months of 2003. Gross profit increased $1.5 million in the second quarter of 2003 compared to the same period in 2002 and $1.3 million for the first six months of 2003 compared to 2002. The gross profit percentage remained level.

Consolidated Results

     Selling, General and Administrative Expenses.  For the three months ended June 30, 2003, selling, general and administrative expenses ("SG&A") increased to $12.7 million from $11.1 million compared to the same period a year ago. As a percentage of revenues, SG&A declined from 8.2% to 7.9%. For the six months ended June 30, 2003, SG&Amp;A increased $3.9 million, or 18.5%, to $25.0 million from $21.1 million for the same period a year ago. As a percentage of revenues, SG&A increased from 7.3% to 7.9%. The increase in SG&A for the three and six months ended June 30, 2003 was a result of increased investment in sales resources and expanded management to support the growth of the Company's Specialty Management and Delivery Services business and a severance related charge of $0.6 million associated with the termination of 28 employees in the PBM Services segment (see Note 7 of Notes to the Unaudited Consolidated Financial Statements).

     TennCare® Reserve Adjustments.  There were no TennCare reserve adjustments during the second quarter of 2003. The TennCare reserve adjustment of $0.9 million in the first quarter of 2002 was the result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

     Amortization of Intangibles.   For the second quarter and first half of 2003, the Company recorded amortization of $0.4 million and $0.9 million, respectively, compared to $0.3 million and $0.6 million for the same periods in 2002. The increase in 2003 was the result of a change in the amortizable life of certain of the identifiable intangibles resulting from the acquisition of Vitality on January 31, 2002.

     Net Interest Expense.   Net interest expense was $0.2 million for the three months ended June 30, 2003, and $0.5 million for the six months ended June 30, 2003, compared to $0.2 million and $0.4 million of net interest expense for the same periods in 2002.

     Provision for Income Taxes.   Tax expense for the second quarter and first six months of 2003 was $2.3 million and $4.6 million, respectively, compared to $1.2 million and $2.5 million for the same periods last year. The effective tax rate for the second quarter and first half of 2003 was 40.0% compared to 20.0% for the same periods last year. At December 31, 2002, the Company had remaining federal net operating losses ("NOLs") of approximately $21.5 million, which will begin expiring in 2009. Compared to the Company's federal NOLs that reduced the effective tax rate in 2002 and 2001, the remaining federal NOLs will be recorded directly in stockholders' equity when utilized rather than as a reduction of tax expense since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. However, the Company will receive a cash flow benefit from the reduction in its income tax liability as the remaining NOLs are utilized.

     Net Income and Earnings Per Share.  Net income for the second quarter of 2003 was $3.5 million, or $0.16 per diluted share, compared to net income of $4.6 million, or $0.19 per diluted share, for the same period last year. Net income for the six months ended June 30, 2003, was $6.9 million, or $0.31 per diluted share, compared to net income of $9.8 million, or $0.41 per diluted share, for the same period in 2002. For the three and six months ended 2003, net income includes an after tax charge of $0.4 million related to severance payments. Average diluted shares outstanding for the second quarter of 2003 decreased by 1.6 million to 22.5 million shares and for six months decreased by 1.3 million to 22.7 million shares, compared to the same periods of 2002, primarily due to the Company's repurchase of its stock.

Liquidity and Capital Resources

          The Company utilizes both funds generated from operations and available credit under its Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

          For the six months ended June 30, 2003, net cash provided by operating activities totaled $10.2 million compared to $12.6 million for the same period last year.

          Net cash used in investing activities during the six months ended June 30, 2003 was $0.6 million, consisting of property and equipment purchases, compared to $34.1 million used in the same period in 2002. The $34.1 million use of cash for the six months ended June 30, 2002 was a result of $35 million paid in cash to acquire Vitality, partially offset by the repayment in full, in March 2002, the balance of a $2.1 million officer loan.

          For the six months ended June 30, 2003, net cash used in financing activities was $9.9 million compared to net cash provided by financing activities of $12.9 million for the same period in 2002. There were no outstanding bank borrowings under the Company's $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), at June 30, 2003, an $11.7 million decrease from the same period in 2002. Outstanding bank borrowings decreased as a result of operating cash generated by the Company's business and operations. The reduction in outstanding debt was achieved after the use of approximately $5.1 million for the repurchase of Company stock under its stock repurchase program.

          At June 30, 2003, the Company had working capital of $10.1 million compared to $5.1 million at December 31, 2002. This increase is primarily the result of continued strong operating cash generated by the Company's business and operations which allowed the full repayment of all outstanding borrowings under the Facility at June 30, 2003, totaling $4.6 million at December 31, 2002.

          On November 1, 2000 the Company entered into the Facility. The Facility had a three-year term secured by the Company's receivables with interest paid monthly. It provided for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The Facility contained various covenants that, among other things, required the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of June 30, 2003, there were no outstanding borrowings under the Facility. The Facility was scheduled to terminate on October 31, 2003. The Company extended the Facility with HFG through November 1, 2006 at LIBOR plus 2.4%. The contract governing the Facility provides for automatic one year extensions unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The extension was effective as of June 30, 2003. The Facility, as extended, permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral. In connection with the extension, the Company is required to pay HFG a renewal fee of $315,000 on or prior to October 31, 2003.

          As the Company continues to grow, it anticipates that its working capital needs will also continue to increase. The Company believes that its cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund the Company's anticipated working capital and other cash needs for at least the next 12 months.

          The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its Specialty Management and Delivery Services and PBM Services businesses, which the Company would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities of the Company.

          At December 31, 2002, the Company had Federal net operating loss carry forwards ("NOLs") of approximately $21.5 million, which will begin expiring in 2009. As of December 31, 2002, these NOLs were offset by a full valuation allowance. Compared to the Company's NOLs that reduced the effective tax rate in 2002 and 2001, the current federal NOLs will be recorded directly in stockholders' equity when utilized rather than as a reduction of tax expense as they were generated primarily as a result of the exercise of stock options in prior years. However, the Company will receive the cash flow benefit from the reduction in its income tax liability when the remaining federal NOLs are utilized.

          The Company expects its 2003 annual effective tax rate to be approximately 40%. This rate differs from the federal statutory rate of 35% primarily due to state taxes. The Company did not have tax expense in 2000 because it did not have any taxable income.

Other Matters

          On June 30, 2003, the Company received a notification from MedImmune, Inc., the manufacturer of Synagis®, that MIM was not selected for a membership position in the 2003/04 Synagis® Distribution Network. The Company is currently pursuing alternative supply-channels however, this notification could limit the Company's ability to purchase Synagis® for distribution. Any potential financial impact would be notable on a revenue basis, but minimal from an operating and net income perspective, due to the product's modest profit margin. Synagis currently represents less than 5% of the Company's total revenue.

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

          On May 2, 2003, the Bureau of TennCare requested that the Company and other PBM organizations each submit a proposal (i) to provide clinical pharmacy management PBM services (but not claims processing services) directly to the State of Tennessee through the Bureau of TennCare from July 1, 2003 through December 31, 2003; and (ii) to provide both claims processing and clinical management PBM services to the State of Tennessee with respect to all aspects of the TennCare pharmacy program, including TennCare and the TennCare Partners Program, the behavioral health benefit for TennCare enrollees, from January 1, 2004 through December 31, 2007. The Company made a presentation to the Bureau of TennCare on May 9, 2003.

          On May 27, the Company announced that it was not selected as the single provider of all pharmacy benefits for the State of Tennessee's Bureau of TennCare commencing July 1, 2003. The Company is still providing Specialty Management and Delivery Services to customers in Tennessee and strives to increase penetration in this market. The Company's growth and strategic direction continue to be driven by the Specialty Management and Delivery Services segment. The Company's plans for the future will now focus more intensely on specialty pharmaceuticals where it is believed the Company has the ability to provide efficiency and cost savings that meet current industry needs. The Company's PBM agreements with the TennCare MCOs it services were expected to generate $85 million in revenue and approximately $5.5 million in gross profit for the second half of 2003.

Stock Repurchase Program

          On February 28, 2003, the Company announced a stock repurchase program pursuant to which it is authorized to purchase up to $10 million of its common stock from time to time in the open market or in private transactions. As of June 30, 2003, the Company has used, in the aggregate, approximately $5.1 million of this authorization. The Board's current authorization supersedes the repurchase program adopted by the Company in 2001. The Company made no repurchases in the second quarter of 2003.

Regulatory Matters

          On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General ("OIG") released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance") designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM's in devising effective compliance programs. The Guidance provides the OIG's view of the fundamental elements of pharmaceutical manufacturer's compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. The Company currently maintains a compliance program that includes the key compliance program elements described in the Guidance. The Company's management believes that the fundamental elements of its compliance program are consistent with the principles, policies and intent of the Guidance.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

          The Company's exposure to market risk for changes in interest relate primarily to the Company's debt. At June 30, 2003 the Company did not have any long-term debt. The Company does not invest in, or otherwise use, derivative financial instruments.

          At June 30, 2003, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

Item 4.     Controls and Procedures

          Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's annual and periodic reports.

           During the most recent fiscal quarter, there has not occurred any change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, convened on June 5, 2003 and reconvened on June 19, 2003, the Company's stockholders elected Richard A. Cirillo, Charlotte W. Collins, Louis T. DiFazio, Harold Ford, Sr., Richard H. Friedman, Michael Kooper, Louis A. Luzzi, Jack L. Salzman and Ronald K. Shelp as directors to serve until the Company's next annual meeting.

           Stockholders also (i) approved an amendment and restatement of the Company's 2001 Incentive Stock Plan to increase the number of authorized shares of common stock reserved for issuance thereunder by 2,000,000 shares, from 1,750,000 to 3,750,000 shares, and to permit grants of Restricted Stock Units and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2003.

          Set forth below are the final results of the votes cast for those matters submitted to stockholders:

(a)	Election of Directors:
		For	Withheld

	Richard A. Cirillo	19,144,467	761,692
	Charlotte W. Collins	19,387,408	518,751
	Louis T. DiFazio	18,850,720	1,055,439
	Harold Ford, Sr.	19,020,179	885,980
	Richard H. Friedman	19,315,208	590,951
	Michael Kooper	19,056,920	849,239
	Louis A. Luzzi	19,181,208	724,951
	Jack L. Salzman	19,387,408	518,751
	Ronald K. Shelp	18,850,720	1,055,439

(b)	Amendment and restatment of the Company's 2001 Incentive Stock Plan
	For	Against	Abstain

	10,320,582	2,151,282	344,239

(c)	Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2003:
	For	Against	Abstain

	19,463,112	427,223	15,824

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
	Exhibit 3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-05327)
	Exhibit 3.2	Amended and Restated By-Laws of MIM Corporation (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)

Exhibit 4.1

Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company's Form 8-A/A dated December 4, 2002)

Exhibit 10.1

Extension Agreement, dated as of June 30, 2003, to the Receivables Purchase and Transfer Agreement dated as of November 1, 2000, among Scrip Solutions, Inc., each of the parties named on Schedule I to the Original RPTA and MIM Funding LLC and consented to by HFG Healthco-4 LLC

	Exhibit 10.2	Extension Agreement, dated as of June 30, 2003, to the Loan and Security Agreement dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC
	Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
On May 6, 2003, the Company filed a Form 8-K filing a press release reporting its earnings for the quarter ended March 31, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 13, 2003	MIM CORPORATION /s/ James S. Lusk James S. Lusk Chief Financial Officer