Form 10-Q
period 2003-09-30
MIM CORP
filed 2003-11-13
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford, NY 10523 (Address of principal executive offices) (914) 460-1600 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
On November 7, 2003, there were outstanding 22,294,332 shares of the Company’s common stock, $.0001 par value per share.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
	September 30, 2003	December 31, 2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,800	$5,751
Receivables, less allowance for doubtful accounts of $4,089 and
$3,483 at September 30, 2003 and December 31, 2002, respectively	66,186	75,512
Inventory	6,406	9,320
Prepaid expenses and other current assets	2,806	2,104

Total current assets	78,198	92,687

Property and equipment, net	5,840	7,388
Deferred income tax	2,310	3,046
Other assets, net	281	704
Goodwill, net	61,085	61,085
Intangible assets, net	16,025	17,321

Total assets	$163,739	$182,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$441	$634
Line of credit	-	4,608
Accounts payable	14,204	17,302
Claims payable	23,409	34,869
Payables to plan sponsors	16,798	23,921
Accrued expenses and other current liabilities	10,269	6,252

Total current liabilities	65,121	87,586

Capital lease obligations, net of current portion	137	430
Other non current liabilities	-	7

Total liabilities	65,258	88,023

Stockholders' equity:
Common stock, $.0001 par value; 40,000,000 shares authorized,
22,072,494 and 22,744,694 shares outstanding
at September 30, 2003, and December 31, 2002, respectively	2	2
Treasury stock, 2,198,076 and 1,398,183 shares at cost
at September 30, 2003, and December 31, 2002, respectively	(8,002)	(2,934)
Additional paid-in capital	121,821	120,651
Accumulated deficit	(15,340)	(23,511)

Total stockholders' equity	98,481	94,208

Total liabilities and stockholders' equity	$163,739	$182,231

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Revenue	$129,644	$138,530	$453,026	$425,913

Cost of revenue	114,249	120,566	399,755	374,472

Gross profit	15,395	17,964	53,271	51,441

Selling, general and administrative expenses	12,589	11,733	37,570	32,786
TennCare reserve adjustment	-	-	-	(851)
Amortization of intangibles	507	396	1,400	973

Income from operations	2,299	5,835	14,301	18,533

Interest (expense) income, net	(216)	(221)	(683)	(655)

Income before provision for income taxes	2,083	5,614	13,618	17,878

Provision for income taxes	833	1,123	5,447	3,575

Net income	$1,250	$4,491	$8,171	$14,303

Basic income per common share	$0.06	$0.20	$0.37	$0.63

Diluted income per common share	$0.06	$0.19	$0.36	$0.60

Weighted average common shares used in
computing basic income per common share	22,021	22,944	22,181	22,801

Weighted average common shares used in
computing diluted income per common share	22,553	23,813	22,647	23,951

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
	Nine Months Ended September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net income	$8,171	$14,303
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,446	3,136
Amortization	1,498	1,408
TennCare reserve adjustment	-	(851)
Non cash compensation expense	254	109
Provision for losses on receivables	1,258	941
Changes in assets and liabilities, net of acquired assets:
Receivables, net	8,068	5,264
Inventory	2,914	(2,268)
Prepaid expenses and other current assets	(703)	(1,305)
Accounts payable	(3,098)	56
Claims payable	(11,460)	(2,721)
Payables to plan sponsors	(7,123)	2,046
Accrued expenses and other current and non current liabilities	5,067	(1,900)

Net cash provided by operating activities	7,292	18,218

Cash flows from investing activities:
Purchase of property and equipment, net of disposals	(897)	(1,751)
Cost of acquisitions, net of cash acquired	-	(34,851)
Decrease in due from affiliates	-	2,132
Decrease (increase) in other assets	222	(98)

Net cash used in investing activities	(675)	(34,568)

Cash flows from financing activities:
Net borrowings on line of credit	(4,608)	5,618
Purchase of treasury stock	(5,068)	-
Proceeds from exercise of stock options	594	1,514
Principal payments on capital lease obligations	(486)	(428)

Net cash (used in) provided by financing activities	(9,568)	6,704

Net decrease in cash and cash equivalents	(2,951)	(9,646)

Cash and cash equivalents--beginning of period	5,751	12,487

Cash and cash equivalents--end of period	$2,800	$2,841

(continued)

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
	Nine Months Ended September 30,

	2003	2002

	(Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$716	$705

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Stock issued in connection with acquisition	$-	$10,355

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

            These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission ("the Commission"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

Consolidation

           The consolidated financial statements include the accounts of MIM and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

           The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Claims Payable

           The Company is responsible for covered prescriptions provided to plan members during the contract period. Claims payable includes estimates of the cost of certain prescriptions that were dispensed to members for whom the related claims had not yet been submitted.

Payables to Plan Sponsors

           Payables to plan sponsors represents the sharing of pharmaceutical rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain contracts.

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

           Revenue generated under PBM agreements is classified as gross or net by the Company based on whether it is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors' members, and has other indicators of risk and reward, the Company includes payments from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors' network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees as revenue.

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

Accounting for Stock-Based Compensation

           The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock-based compensation granted to non-employees is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as well as Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18").

            The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS 123, would have been as follows for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$1,250	$4,491	$8,171	$14,303

Add: Stock award-based employee compensation included in
reported net income, net of related tax effect	$13	$-	$45	$-

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effect	$(920)	$(978)	$(2,684)	$(2,935)

Pro forma net income	$343	$3,513	$5,532	$11,368

Earnings per share:
Basic - as reported	$0.06	$0.20	$0.37	$0.63
Basic - pro forma	$0.02	$0.15	$0.25	$0.50

Diluted - as reported	$0.06	$0.19	$0.36	$0.60
Diluted - pro forma	$0.02	$0.15	$0.24	$0.47

As pro forma compensation expense for options granted would be recorded over the vesting period, future pro forma compensation expense may be greater as additional options are granted.

NOTE 2 - EARNINGS PER SHARE The following table sets forth the computation of basic income per common share and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Numerator:
Net income	$1,250	$4,491	$8,171	$14,303

Denominator - Basic:
Weighted average number of common shares outstanding	22,021	22,944	22,181	22,801

Basic income per common share	$0.06	$0.20	$0.37	$0.63

Denominator - Diluted:
Weighted average number of common shares outstanding	22,021	22,944	22,181	22,801
Common share equivalents of outstanding stock options	532	869	466	1,150

Total diluted shares outstanding	22,553	23,813	22,647	23,951

Diluted income per common share	$0.06	$0.19	$0.36	$0.60

NOTE 3 - OPERATING SEGMENTS

           The Company operates in two segments: (1) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and mail services.

           The PBM Services segment has revenue from one significant customer for the third quarter 2003 of $23,530, representing 18.1% of total revenue, compared to $13,542 or 9.8% for the same period in 2002. For the nine months ending September 30, 2003, revenue from this significant customer represents $69,060 or 15.2% of total revenue, compared to $35,526 or 8.3% for the same period in 2002. The PBM Services segment contains $973 for the quarter and $1,590 for the year in selling, general and administrative expenses related to severance costs associated with the loss of TennCare.

           The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies discussed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

Segment Reporting Information
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003		2002	2003		2002

Revenue:
PBM Services	$85,014		$94,826	$308,047		$306,819
Specialty Management and Delivery Services	44,630		43,704	144,979		119,094

Total	$129,644		$138,530	$453,026		$425,913

Depreciation expense:
PBM Services	$472		$666	$1,990		$2,704
Specialty Management and Delivery Services	220		238	456		432

Total	$692		$904	$2,446		$3,136

Income from operations:
PBM Services	$(81	)*	$1,460	$4,362	*	$6,207
Specialty Management and Delivery Services	2,380		4,375	9,939		12,326

Total	$2,299		$5,835	$14,301		$18,533

Total assets:
PBM Services				$68,974		$74,280
Specialty Management and Delivery Services				94,765		100,926

Total				$163,739		$175,206

Capital expenditures:
PBM Services	$68		$179	$426		$752
Specialty Management and Delivery Services	74		205	471		1,024

Total	$142		$384	$897		$1,776

* Includes severance related charges of $973 for the quarter and $1,590 for the nine months ended 9/30/03.

NOTE 4 - ACQUISITIONS

           On January 31, 2002, the Company acquired all of the issued and outstanding capital stock of Vitality Home Infusion Services, Inc. ("Vitality"). Vitality is a New York-based provider of specialty pharmaceutical services. Vitality provides such services on a national basis to chronically ill and genetically impaired patients.

NOTE 5 - TENNCARE® RESERVE ADJUSTMENTS

           There were no TennCare® reserve adjustments in the three or nine month period ended September 30, 2003. The TennCare® reserve adjustment of $851 in the first quarter of 2002 resulted from the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

NOTE 6 - TREASURY STOCK

           On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. As of September 30, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068. The Company made no repurchases in the third quarter of 2003.

NOTE 7 - SEVERANCE AND EXIT COSTS

           In association with a cost structure review related to the loss of the TennCare PBM business, on June 23, 2003, the Company notified 28 employees employed in the PBM Services segment that their employment with the Company would be involuntarily terminated. As a result, on June 30, 2003 the Company recorded $617 of selling, general and administrative expenses for employee separation costs, primarily severance, in connection with the terminations. All the employees left active payroll by September 30, 2003.

           On September 3, 2003, an additional 27 employees were notified that their employment with the Company would be involuntarily terminated. As a result, on September 30, 2003, the Company recorded $973 of selling, general and administrative expenses. The expenses were for employee severance and contract related termination payments of $623 and $350 respectively. All these employees left active payroll by October 31, 2003. There are no further TennCare related severance charges expected.

2003 Severance and Exit Costs
($ in thousands)
		Consulting
	Severance	Contract	Other Exit
	Benefits	Termination	Costs	Total

Beginning liability at June 30, 2003	$448	$-	$15	$463
Provisions	$526	$350	$97	$973
Payments	$(269)	$(46)	$(17)	$(332)

Ending liability at September 30, 2003	$705	$304	$95	$1,104

NOTE 8 - LITIGATION MATTERS

           On May 14, 2003, E. David Corvese, a founder and former officer and director of the Company, filed a suit against the Company in Delaware Chancery Court seeking indemnification of $2,400 he paid to settle certain claims and charges of the federal government and State of Tennessee. He also seeks a declaration that he is not obligated to repay the Company for legal fees, costs and expenses previously advanced by the Company to him to defend those claims and charges. The Company answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses if it is ultimately determined that he is not entitled to indemnification. The Company intends to defend the suit vigorously and believes that the resolution of these proceedings will not have a material adverse effect on its financial position.

           On August 13, 2003, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. The Company has denied liability and counterclaimed for unpaid amounts. The demand seeks $2,600 for part of the alleged period at issue and may be amended as to other periods and the counterclaim seeks $319. The Company believes its claims adjudication satisfied the contract and complied in all respects with the parties' agreed procedures and intends to defend the matter vigorously.

           While management, including internal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on its financial position, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in either of these proceedings, there exists a possibility of a material adverse impact on the net income of the period in which the ruling occurs.

NOTE 9 - CONCENTRATION OF CREDIT RISK

           The following table outlines contracts with Plan Sponsors having revenue and/or accounts receivable that individually exceeded 10% of the Company's total revenue and/or accounts receivable during the applicable time period:

	Plan Sponsor

	A	B	C

Year-to-date period ended September 30, 2002
% of total revenue	12%	13%	*
% of total accounts receivable at period end	*	*	*
Year-to-date period ended September 30, 2003
% of total revenue	*	*	15%
% of total accounts receivable at period end	*	*	*

* Less than 10%.

These customers are in the PBM Services segment. * * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 (this "Report").

           This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to the Company's business development activities; sales and marketing efforts; the status of material contractual relationships and the expenditures associated with one or more of them; the effect of regulation and competition on our business; future operating performance and results of the Company; the benefits and risks associated with the integration of acquired companies; and the likely outcome and effect of legal proceedings on the Company and its business and operations and/or the resolution or settlement thereof. Although we believe any and all of these statements should be based on reasonable assumptions, there is no way to guarantee that we will always be able to meet the expectations arising from those forward looking statements and their underlying assumptions. Actual results may differ materially from those implied in the forward looking statements because of the various factors enumerated in our periodic filings with the Commission. These factors include, among other things, the status of contract negotiations; increased government regulation relating to the health care industry in general, and more specifically, pharmacy benefit management, mail service and specialty pharmaceutical distribution organizations; the existence of complex laws and regulations relating to the Company's business; increased competition from the Company's competitors, including those competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. The Company does not undertake any obligation to supplement these forward looking statements to reflect any future events and circumstances.

Business Overview

           The Company is a pharmaceutical healthcare organization that delivers specialty pharmaceutical management and distribution, pharmacy benefit management, and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers and respective pharmacy benefit recipients covered by a customer's pharmacy-related health benefits. The Company provides a broad array of pharmacy benefits and pharmacy products and services to individual enrollees ("Members") receiving health benefits, principally through health insurers, including managed care organizations ("MCOs") and other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors, directly and indirectly through third party administrators (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: (i) Specialty Management and Delivery Services and (ii) PBM Services.

           Through its BioScrip® specialty injectable and infusion therapy programs, the Company distributes high cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, oncology, hemophilia, multiple sclerosis, growth hormone deficiency, Gaucher's disease, rheumatoid arthritis, infertility, immunosuppression, hepatitis C, Crohn's disease and transplants. The specialty drugs distributed through the BioScrip programs are dispensed and serviced from the Company's dispensing locations in Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York.

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

Critical Accounting Policies

           The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. The following discussion highlights what the Company believes to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

           The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 99.4%, or $128.8 million, of the Company's revenues for the three months ended September 30, 2003, and 96.3%, or $436.3 million, of the Company's revenues for the nine months ended September 30, 2003, and (ii) capitated agreements, which accounted for 0.6%, or $0.8 million, of the Company's revenues for the three months ended September 30, 2003, and 3.7%, or $16.7 million, of the Company's revenues for the nine months ended September 30, 2003.

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

           Capitated Agreements.       The Company's capitated agreements with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsors' Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life as a result of increased utilization or changes in product mix, a reserve is established for these estimated losses. There are currently no expected loss contracts. The Company's largest capitated contract expired March 31, 2003 and the customer continues to be serviced on a fee-for-service basis since that time.

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

Rebates

           Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on the Company's forecasts. Should actual results differ, adjustments will be recorded in future earnings as a part of cost of goods sold.

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

Impairment of Long Lived Assets

           The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is the Company's belief that no such impairment existed as of September 30, 2003.

Accounting for Stock-Based Compensation

           The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Stock-based compensation granted to non-employees is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as well as Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18").

Results of Operations

Specialty Management and Delivery Services

           The following table provides details for the Specialty Management and Delivery Services segment for the three and nine month periods ended September 30, 2003 and 2002:

Specialty Management and Delivery Services ($ in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Inc/(Dec)	2003	2002	% Inc/(Dec)

Revenue	$44,630	$43,704	2.1%	$144,979	$119,094	21.7%
Cost of revenue	35,924	32,933	9.1%	115,989	91,137	27.3%

Gross profit	$8,706	$10,771	(19.2%)	$28,990	$27,957	3.7%

Gross profit percentage	19.5%	24.6%		20.0%	23.5%

           Specialty Management and Delivery Services revenue increased $0.9 million in the third quarter of 2003 to $44.6 million, compared to revenue of $43.7 million for the same period last year. This increase includes a $6.4 million decline in revenue from Vitality ("Long Island, NY distribution center") over the prior year, as a result of a reduction in the wholesale oncology business and a loss of a major customer. For the first nine months of 2003, revenue increased 22% to $145.0 million, compared to revenue of $119.1 million for the same period in 2002, including a $10.9 million decline at the Long Island, NY distribution center. This increase was due to continued growth in the Company's injectable and infusion therapy programs, such as Immunosuppression, Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis and Growth Hormone therapies.

           Cost of revenue increased $3.0 million to $35.9 million in the third quarter of 2003 and $24.9 million to $116.0 million for the first nine months of 2003 compared to the same periods in 2002, respectively. Gross profit declined $2.1 million to $8.7 million for the third quarter of 2003 and increased $1.0 million to $29.0 million for the nine months of 2003 compared to the same periods in 2002. Gross profit percentage declined to 19.5% and 20.0% in the three and nine months of 2003 compared to the same periods in 2002, respectively, as a result of increased revenues in lower margin injectable therapy programs as well as decreased revenue and margin erosion at the Long Island, NY distribution center.

PBM Services

           The following table provides details for the PBM Services segment for the three month and nine month periods ended September 30, 2003 and 2002:

PBM Services ($ in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2003	2002	% Inc/(Dec)	2003	2002	% Inc/(Dec)

Revenue	$85,014	$94,826	(10.3%)	$308,047	$306,819	0.4%
Cost of revenue	78,325	87,633	(10.6%)	283,766	283,335	0.2%

Gross profit	$6,689	$7,193	(7.0%)	$24,281	$23,484	3.4%

Gross profit percentage	7.9%	7.6%		7.9%	7.7%

           PBM Services revenue decreased $9.8 million to $85.0 million for the third quarter of 2003 compared to revenue of $94.8 million for the third quarter of 2002. The decrease was due to the loss of TennCare® PBM business in the third quarter of 2003 offset by growth in mail revenue and other existing PBM contracts. There was no TennCare PBM revenue in the third quarter of 2003 compared to $42.9 for the third quarter of 2002, and $89.8 million for the nine months ended September 30, 2003 compared to $128.9 for the nine months ended September 30, 2002. For the first nine months of 2003, PBM revenue increased $1.2 million to $308.0 million compared to revenue of $306.8 million for the same period in 2002.

           Cost of revenue decreased $9.3 million to $78.3 million in the third quarter of 2003 and increased $0.4 million to $283.8 million for the nine months of 2003. Gross profit decreased $0.5 million to $6.7 million in the third quarter of 2003 compared to the same period in 2002 and increased $0.8 million to $24.3 million for the nine months of 2003 compared to 2002. The gross profit percentage increased slightly from 7.6% to 7.9% for the quarter and from 7.7% to 7.9% for the nine months ended September 30, 2003 compared with the same periods in 2002.

Consolidated Results

      Selling, General and Administrative Expenses.    For the three months ended September 30, 2003, selling, general and administrative expenses ("SG&A") increased to $12.6 million, or 9.7% of revenue, from $11.7 million, or 8.4% of revenue, for the same period a year ago. For the nine months ended September 30, 2003, SG&A increased $4.8 million, or 14.6%, to $37.6 million from $32.8 million for the same period a year ago. As a percentage of revenue, SG&A increased to 8.3% from 7.7% for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in SG&A for the three and nine months ended September 30, 2003 was a result of increased investment in sales resources and expanded management to support the growth of the Company's Specialty Management and Delivery Services business and a severance related charge of $1.0 million for the three months ended September 30, 2003, and $1.6 million for the nine months ended September 30, 2003, associated with the termination of 55 employees in the PBM Services segment.

      In addition, third quarter operating income includes $0.6 million of non-recurring consulting and recruiting expenses. Those expenses are offset by a reversal of $0.6 related to bonus compensation of previously accrued amounts. Management has decided not to pay bonus compensation for 2003 based on year to date performance.

      TennCare® Reserve Adjustments.    There were no TennCare reserve adjustments during the third quarter of 2003. The TennCare reserve adjustment of $0.9 million in the first quarter of 2002 was the result of the collection of receivables from Xantus Healthplans of Tennessee, Inc., which were previously reserved.

      Amortization of Intangibles.    For the third quarter and first nine months of 2003, the Company recorded amortization of intangibles of $0.5 million and $1.4 million, respectively, versus $0.4 million and $1.0 million for the same periods in 2002. The increase in 2003 was the result of a change in the amortizable life of certain of the identifiable intangibles resulting from the acquisition of Vitality on January 31, 2002.

      Net Interest Expense.    Net interest expense was $0.2 million for the three months ended September 30, 2003 and 2002, and $0.7 million for the nine months ended September 30, 2003 and 2002.

      Provision for Income Taxes.    Tax expense for the third quarter and first nine months of 2003 was $0.8 million and $5.4 million, respectively, compared to $1.1 million and $3.6 million for the same periods last year. The effective tax rate for the third quarter and first nine months of 2003 was 40.0% compared to 20.0% for the same periods last year. At December 31, 2002, the Company had remaining federal net operating losses ("NOLs") of $25.2 million, which will begin expiring in 2009. Compared to the Company's federal NOLs that reduced the effective tax rate in 2002 and 2001, the remaining federal NOLs will be recorded directly in stockholders' equity when utilized rather than as a reduction of tax expense since they were generated primarily as a result of the exercise of non-qualified stock options in prior years.

      Net Income and Earnings Per Share.    Net income for the third quarter of 2003 was $1.3 million, or $0.06 per diluted share, compared to net income of $4.5 million, or $0.19 per diluted share, for the same period last year. Net income for the nine months ended September 30, 2003, was $8.2 million, or $0.36 per diluted share, compared to net income of $14.3 million, or $0.60 per diluted share, for the same period in 2002. For the three and nine months ended 2003, net income includes an after tax charge of $0.5 and $1.0 million, respectively, related to severance payments. Average diluted shares outstanding for the third quarter of 2003 decreased by 1.2 million to 22.6 million shares and for nine months decreased by 1.4 million to 22.6 million shares, compared to the same periods of 2002, due to the Company's repurchase of its common stock.

Liquidity and Capital Resources

           The Company utilizes both funds generated from operations and available credit under its Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

           For the nine months ended September 30, 2003, net cash provided by operating activities totaled $7.3 million compared to $18.2 million for the same period last year. For the third quarter, the Company had negative cash from operations of $2.9 million, due to a $12.6 million reduction in claims payable primarily related to a payment due under the terminated TennCare PBM business. The Company expects to make a remaining rebate payment related to the TennCare program in the fourth quarter, which may result in negative cash from operations in the fourth quarter. While the Company expects to return to positive cash flows in the first quarter of 2004 there can be no assurances that the Company's cash flows will be positive by that date as a result of unforeseen matters affecting the timing of its collections and payment activities.

           Net cash used in investing activities during the nine months ended September 30, 2003 was $0.7 million, consisting of property and equipment purchases, compared to $34.6 million used in the same period in 2002. The $34.6 million use of cash for the nine months ended September 30, 2002 was a result of $35 million paid in cash to acquire Vitality, partially offset by the repayment in full, in March 2002, of the balance of a $2.1 million officer loan.

           For the nine months ended September 30, 2003, net cash used in financing activities was $9.6 million compared to net cash provided by financing activities of $6.7 million for the same period in 2002. There were no outstanding bank borrowings under the Company's $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), at September 30, 2003, a $5.6 million decrease from the same period in 2002. Outstanding bank borrowings decreased as a result of operating cash generated by the Company's business and operations. The reduction in outstanding debt was achieved after the use of approximately $5.1 million for the repurchase of Company stock under its stock repurchase program.

           At September 30, 2003, the Company had working capital of $13.1 million compared to $5.1 million at December 31, 2002. This increase is primarily the result of continued strong operating cash generated by the Company's business and operations which allowed the full repayment of all outstanding borrowings under the Facility at September 30, 2003, totaling $4.6 million at December 31, 2002.

           The Facility has a three-year term secured by the Company's receivables with interest paid monthly. It provided for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. As of September 30, 2003, there were no outstanding borrowings under the Facility. After the initial three year term, the Facility automatically renews for additional on-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The Facility permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.

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

           The Company also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand its Specialty Management and Delivery Services and PBM Services businesses, which the Company would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of debt or equity securities of the Company.

           At December 31, 2002, the Company had Federal net operating loss carry forwards ("NOLs") of approximately $25.2 million, which will begin expiring in 2009. As of December 31, 2002, these NOLs were offset by a full valuation allowance. Compared to the Company's NOLs that reduced the effective tax rate in 2002 and 2001, the current federal NOLs will be recorded directly in stockholders' equity when utilized rather than as a reduction of tax expense as they were generated primarily as a result of the exercise of stock options in prior years. However, the Company will receive the cash flow benefit from the reduction in its income tax liability when the remaining federal NOLs are utilized.

           The Company expects its 2003 annual effective tax rate to be approximately 40%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Other Matters

           On June 30, 2003, the Company received a notification from MedImmune, Inc., the manufacturer of Synagis®, that MIM was not selected to participate in the 2003/04 Synagis® Distribution Network. Any potential financial impact would be notable on a revenue basis, but minimal from an operating and net income perspective, due to the Company's modest profit margin on that product. Synagis® currently represents less than 5% of the Company's total revenue.

TennCare Relationship

           On May 27, the Company was notified that it was not selected as the single provider of all pharmacy benefits for the State of Tennessee's Bureau of TennCare commencing July 1, 2003. The Company is still providing Specialty Management and Delivery Services to customers in Tennessee and strives to increase penetration in this market. The Company's growth and strategic direction continue to be driven by the Specialty Management and Delivery Services segment. The Company's plans for the future will focus intensely on specialty pharmaceuticals where it is believed the Company has the ability to provide efficiency and cost savings that meet current industry needs. The Company's PBM agreements with the TennCare MCOs it services were expected to generate $85 million in revenue and approximately $5.5 million in gross profit for the second half of 2003.

Stock Repurchase Program

           On February 28, 2003, the Company announced a stock repurchase program pursuant to which it is authorized to purchase up to $10 million of its common stock from time to time in the open market or in private transactions. As of September 30, 2003, the Company has used, in the aggregate, approximately $5.1 million of this authorization. The Board's current authorization supersedes the repurchase program adopted by the Company in 2001. The Company made no repurchases in the third quarter of 2003.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

           The Company's exposure to market risk for changes in interest relate primarily to the Company's debt. At September 30, 2003 the Company did not have any long-term debt. The Company does not invest in, or otherwise use, derivative financial instruments.

           At September 30, 2003, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
	Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32	Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
On July 29, 2003, the Company filed a Form 8-K filing a press release reporting its earnings for the quarter ended June 30, 2003.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 13, 2003	MIM CORPORATION /s/ James S. Lusk James S. Lusk Chief Financial Officer