Form 10-K
period 2003-12-31
MIM CORP
filed 2004-03-15
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 OR

[ ]	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-11993
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford NY (Address of principal executive offices)	10523 (Zip Code)

Registrant's telephone number, including area code: 914-460-1600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $137,653,037 based on the closing price of the Common Stock on the Nasdaq National Market on such date.

On March 10, 2004 there were outstanding 22,362,829 shares of the registrant's Common Stock.
Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

PART I

      This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•      our expectations regarding financial condition or results of operations for periods after December 31, 2003;
•      our future sources of and needs for liquidity and capital resources;
•      our expectations regarding general economic and business conditions;
•      our critical accounting policies;
•      our expectations regarding the size and growth of the market for our products and services;
•      our business strategies and our ability to grow our business;
•      the implementation or interpretation of current or future regulations and legislation; and
•      our ability to maintain contracts and relationships with our customers

      The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements.

      You should read this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.

      The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. The reader should not place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

      We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1.  Business

Overview

      MIM Corporation is a pharmaceutical healthcare organization which provides innovative pharmacy benefit management, specialty pharmaceutical management and distribution and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy related products and services to individual patients or enrollees ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: (i) pharmacy benefit management and mail services (collectively, "PBM Services") and (ii) specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

      Our Specialty Management and Delivery Services programs are offered to Members that are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. These services include the distribution of biotech and other prescription medications and the provision of pharmacy-related clinical management services and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians are typically affiliated with Plan Sponsors which in turn have a provider relationship with us.

      We offer Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate PBM Services through our network of retail pharmacies and our own dedicated mail service distribution facility.

      As part of our PBM and/or Specialty Management and Delivery Services, we offer our customers a wide selection of clinical services, including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration. All of these clinical services are described below in greater detail.

      On February 2, 2004, we announced our acquisition of Natural Living, Inc. d/b/a Fair Pharmacy, a specialty pharmaceutical provider located in New York, New York for $15 million. The addition of Natural Living's foundation of long-term local physician relationships and loyal customer base to our position in the New York metropolitan region is an important enhancement of our HIV, Oncology and Hepatitis C disease categories, as well as a complement to our overall disease state profile.

      MIM Corporation was incorporated in Delaware in 1996. Our principal executive offices are located at 100 Clearbrook Road, Elmsford, New York 10523. Our telephone number at that address is 914-460-1600.

Specialty Management and Delivery Services

      We are a national provider of specialty pharmaceutical services with a geographic concentration in the Northeastern United States. We distribute biotech and other high-cost pharmaceuticals and provide clinically focused case and therapy management programs to Members that are chronically ill, genetically impaired, or afflicted with potentially life threatening or debilitating diseases primarily under the BioScrip® name. By providing comprehensive pharmaceutical healthcare services to Plan Sponsors, we help to improve the quality of life for Members while managing drug spending through compliance and appropriate utilization. Our proprietary software and data management tools permit Plan Sponsors, biotech pharmaceutical manufacturers and physicians to (i) better manage healthcare outcomes; (ii) control prescription costs; and (iii) measure cost, utilization, prescribing and other pharmacy trends.

      We currently have programs for the following disease states: Crohn's Disease, Gaucher's Disease, Growth Hormone Deficiency, HIV/AIDS, Hemophilia, Hepatitis C, Immune Deficiency, Infertility, Multiple Sclerosis, Oncology, Psoriasis Rheumatoid Arthritis, and Transplants. These conditions generally require high cost therapies on a recurring basis and are complex and clinically challenging with the potential for side effects or adverse reactions.

      The following clinical services are available through our BioScrip® specialty pharmacy programs:

      Pharmacy Case Management.    We provide access to our BioScrip® pharmacy case management team ("PCM Team"), which is a specialized unit of skilled professionals including Pharmacists, Registered Nurses, Certified Pharmacy Technicians, Insurance Verification and Reimbursement Specialists, and Customer Service Representatives. The PCM Team is available via phone to both providers and patients, 24 hours per day, seven days per week. Each PCM Team member is cross trained in case management as well as individual disease states, in order to provide Plan Sponsors and their Members with a variety of basic services, including:

      Prior Authorizations.    We assist in developing formal criteria and protocols for the effective management of specialty pharmaceutical care. Criteria are established and reviewed prior to the onset of therapy to ensure appropriate prescribing and utilization, thereby managing a Plan Sponsors' drug spend accordingly.

      Infusion Therapy.    We also distribute and administer high cost specialty infusion therapies to Members requiring principally immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize Member patient outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of the Plan Sponsor. In adhering to these guidelines, we also attempt to minimize or control the costs associated with a Member's condition. Unlike the other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.

      Therapy Assessment and Compliance Monitoring.    The PCM Team collectively tracks the patient's progress and initiates reminders, reinforcements and non-compliance alerts to both physicians and the patient. The PCM Team is responsible for understanding compliance risks and coordinating the support necessary to maximize the Member's treatment.

      Patient Enrollment.    The PCM Team is the main point of contact for both physicians and Members during the enrollment process. PCM Team members are responsible for identifying immediate Member needs, triggering important Member and physician mailings and following through on the enrollment process and delivery of the initial prescription.

      Risk Assessment.    The PCM Team initially assesses all new Members to determine their knowledge level, self-care ability and non-compliance risk. Depending on the results of this assessment, Members are classified and an appropriate monitoring program is selected and administered. Members are reassessed at appropriate times during their treatment as determined by the PCM Team.

      Education.    Each PCM Team member is trained in disease state management and treatment issues and serves as a valuable resource for both Members and physicians in answering questions pertaining to such topics as treatment side effects, self-administration and compliance issues.

      Coordinated Medication Delivery.    Our pharmacies provide express delivery of medications to the Member's point of service, whether that is his or her home or to a physician's office. Special handling techniques and/or refrigeration (including shipping with dry-ice packing) are utilized in compliance with a manufacturer's specific shipping and handing requirements. In addition to injectable medications, we also provide waste containers, syringes and ancillary materials needed for the administration of a product. Express delivery via overnight courier is provided without additional charge to the patient or physician.

      Pharmacy Data Services.    Our proprietary software and data management tools permit Plan Sponsors and drug manufacturers to access key industry measures, pre-analyzed, updated daily and delivered through secure internet based access. Business partners monitor these key measures associated with their membership to review the effectiveness and success of our BioScrip® programs. Pre-analyzed information includes disease state, diagnosis, clinical effectiveness and cost analysis. In addition we also build custom bio drug measurement and reporting systems to support specific customer projects.

      Disease Management.    We design and administer clinical programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted disease states. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through the appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. The goal of these services is to improve Member outcomes and lower overall healthcare costs.

      Unlike some of our competitors, which focus on particular pharmaceutical products within a limited number of chronic disease states, we offer numerous products and services for a broad number of disease states in order to control overall pharmacy and medical expenditures in the most clinically appropriate manner.

      Our specialty pharmacy services are primarily provided under our BioScrip® brand and product is dispensed from three locations, Columbus, Ohio; Livingston, New Jersey; and Roslyn Heights, New York. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC ("ADIMA"), a New Jersey-based provider of specialty injectable and infusion therapy services. On February 2, 2004, we announced our acquisition of Natural Living, Inc. a specialty pharmaceutical provider located in New York, New York. Natural Living, Inc. will become one of our primary dispensing locations for specialty pharmaceutical products.

PBM Services

      Our PBM Services offer Plan Sponsors, employers and third party administrators a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:

      Formulary and Benefit Design.    We work closely with our Plan Sponsors to develop customized, flexible formulary and benefit plan designs to meet their specific program requirements. Formulary design can assist in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through two principal techniques: (i) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to their bio-equivalent brand name drug; and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. After a formulary has been established by a Plan Sponsor, rebates on brand name drugs are typically negotiated with drug manufacturers and are often shared with Plan Sponsors.

      Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have "no" formulary or an "open" formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, however, we believe that both public and private health plans have become increasingly receptive to controlling pharmacy costs by creating formularies which steer members to the lowest cost drug available with appropriate efficacy within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines. Once a Plan Sponsor decides to utilize a "restricted" or "closed" formulary, we actively involve our clinical staff with a Plan Sponsor's Pharmacy and Therapeutics Committees ("P&T Committee") to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor's physicians, pharmacists and others, including independent health care professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor.

      The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, subject to certain limited exceptions. Benefit design and formulary parameters are managed through a point-of-sale ("POS") claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Over utilization of medication is monitored and managed through quantity limitations based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before more expensive therapies are covered are also established in collaboration with the relevant P&T Committee to control improper utilization of certain high-risk or high-cost medications.

      Clinical Services.    Formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made, for coverage of non-formulary or non-preferred drugs (other than certain excluded products) when documented to be clinically appropriate for a particular Member. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular patient and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost non-preferred formulary or non-formulary drugs may be overridden through prior authorization or medical necessity procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are settled within 48 hours of request with complete information. Requests for, and appeals of denials of, coverage in those cases are handled by our staff of trained pharmacists, pharmacy techs and board certified pharmacotherapy specialists, subject to the Plan Sponsor's ultimate authority over all such requests, determinations and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, we will authorize, without prior approval, short-term supplies of all medication unless specifically excluded by a Plan Sponsor.

      Drug Usage Evaluation.    Drug usage is evaluated on a concurrent, prospective and/or retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, drug-health condition interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. In addition, we maintain a drug utilization review program in which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.

      Pharmacy Data Services.    Our proprietary software and data management tools permit Plan Sponsors and drug manufacturers to access key industry measures, pre-analyzed, updated daily and delivered through secure internet-based access. Plan Sponsors often monitor these key measures associated with their membership to review the effectiveness and success of our PBM programs. Pre-analyzed information includes formulary management, generic substitution, and cost savings analysis. In addition we also build custom PBM reporting systems to support specific customer projects.

      Disease Management.    We design and administer programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases, such as diabetes and asthma. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under "Specialty Management and Delivery Services," many of these same tools are used in delivering specialty pharmaceutical services and products.

      Behavioral Health Pharmacy Services.    Several years ago, Plan Sponsors, particularly managed care organizations, recognized the specialized behavioral health needs of certain of their Members. As a result, many Plan Sponsors have "carved out" those afflicted with behavioral health issues into separately managed programs. We provide pharmaceutical-related services that encourage the proper and cost-effective utilization of behavioral health medications to Members within the segregated population. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, we have been able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or sub-optimal prescribing practices. These services are integrated into the Plan Sponsor's package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

      Pharmacy Dispensing Facility.    We believe that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors' Members by the use of mail service programs through our own proprietary pharmacy dispensing facility. We provide these mail services from a fully automated fulfillment facility in Columbus, Ohio. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords Plan Sponsors with the ability to reduce cost as compared to the more costly retail distribution of prescription products.

      Capitated Billing Arrangements.    In addition to traditional fee-for-service billing arrangements, we have historically offered capitated fee billing arrangements to certain Plan Sponsors. A capitated fee arrangement permits a Plan Sponsor to incur a fixed fee per Member (a "capitated" program), effectively shifting the risk of managing the PBM Services program costs for that Plan Sponsor's program to us. For the years ended December 31, 2003, 2002, and 2001, revenues generated from capitated billing arrangements represented 3.0%, 9.1% and 21.2% of total revenues, respectively, while non-capitated or fee-for-service business (including mail services) represented 97.0%, and 90.9% and 78.8% of total revenues for 2003, 2002, and 2001 respectively.

Sales and Marketing

      In 2003, we continued to refine our sales strategy and invest in our sales resources. Our combined sales team consists of 40 employees, who are regionally deployed and customer specific. In late 2002 and early 2003, we consolidated our sales force and structured our resources on this regional basis in order to more effectively focus on specific opportunities. We believe that the consolidation will continue to enhance our ability to market PBM Services and Specialty Management and Delivery Services. In addition, this approach has increased our cross-selling opportunities that exist within our customer base, specifically, and within the healthcare market, generally.

The TennCare® Relationship

      Historically, a significant portion of our revenue was derived from providing PBM Services in the State of Tennessee to managed care organizations participating in the State of Tennessee's TennCare® program. On May 27, 2003 we were notified that commencing July 1, 2003, we would no longer be providing PBM Services to Plan Sponsors participating in the TennCare® program. Our PBM agreements with Plan Sponsors participating in the TennCare® program were expected to generate $85 million in revenue and approximately $5.5 million in gross profit for the second half of 2003. For the years ended December 31, 2003, 2002 and 2001, TennCare® revenue was $67.8 million, $140.2 million and $141.9 million, respectively. Gross Profit for the same periods was $5.6 million, $11.6 million and $24.2 million, respectively. We are still providing Specialty Management and Delivery Services to customers in Tennessee and continue to work for increased penetration in this market.

MedImmune's Restricted Synagis® Distribution

      On June 30, 2003, we were notified by MedImmune, Inc., the manufacturer of Synagis® that we were not selected to participate in the 2003/04 Synagis® Distribution Network. Sales from Synagis® in 2003 and 2002 were $13.7 million and $14.6 million, respectively. The effect on operating and net income during those periods was minimal.

Competition

      We face substantial competition within the pharmaceutical healthcare services industry. This industry includes a number of large, well-capitalized companies with nationwide operations, such as AdvancePCS Inc., Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Inc., MedImpact Healthcare Systems, Inc. and WellPoint Pharmacy Management, as well as many smaller organizations typically operating on a local or regional basis. In the Specialty Management and Delivery Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill and genetically impaired. These competitors include Accredo Health Inc., Chronimed, Inc. and Priority Healthcare Corporation, as well as a number of the pharmacy benefit managers mentioned above. Some of our competitors are under common control with, or ownership by, brand name drug manufacturers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals and/or the pricing of PBM Services and Specialty Management and Delivery Services. Some of our primary competitors have a substantially larger market share than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However, as it relates to its specialty programs, we do not believe that we compete strictly on the selling price of particular products; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs while providing high quality care.

      On September 2, 2003, Caremark Rx, Inc. announced that it had signed a definitive Merger Agreement with AdvancePCS. We compete against both of these firms and the two companies combined will form the nation's second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. We expect that there will be further consolidation among PBM's and specialty pharmacy providers. As pharmacy benefits managers acquire or establish specialty pharmacy capabilities, it is likely that they will attempt to cancel their relationships with entities that compete with that PBM's specialty pharmacy operation, and to cause that PBM's patient to obtain their drugs from that PBM's specialty pharmacy.

      On February 9, 2004, Accredo Health, Inc. signed an agreement with Medco Health Solutions, Inc. to become the preferred retail and home delivery pharmacy provider to Medco Health's members for Accredo's specialty product lines.

      On January 30, 2004, Express Scripts announced that it had completed the acquisition of CuraScript Pharmacy, Inc. and CuraScript PBM Services, Inc. together comprising the business of CuraScript, one of the nations largest specialty pharmacy services companies.

      It is uncertain what effect, if any, these consolidations will have on us or the industry as a whole.

Financial Information about Segments

      The following table presents revenue and income from operations by segments. Beginning in 2002, we began operating in two segments. For comparative purposes, 2001 has been reclassified to conform to this presentation. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements.

      For the years ended December 31, 2003, 2002, and 2001, TennCare® PBM revenues totaled $67.8 million, $140.2 million, and $141.9 million, respectively. PBM Services revenues without TennCare® were $327.7 million, $266.9 million and $273.2 million for 2003, 2002, and 2001, respectively.

Government Regulation

      General.    As a participant in the healthcare industry, our operations and relationships are subject to federal and state laws and regulations and enforcement by federal and state governmental agencies. Various federal and state laws and regulations govern the purchase, dispensing or distribution and management of prescription drugs and related services and may affect us. We believe that we are in compliance with all legal requirements material to our operations.

      In the second quarter of 2000, we entered into a global settlement agreement with the Office of Inspector General (the "OIG"), within the U.S. Department of Health and Human Services ("HHS"), and the State of Tennessee relating to certain civil and criminal charges brought against former officers of our predecessor company. We did not admit any wrongdoing in the global settlement agreement but agreed to enter into a corporate integrity agreement in order to ensure ongoing compliance with the requirements of Medicare, Medicaid and all other Federal health care programs. Under the terms of that agreement, we are required to, among other things, implement a corporate compliance program, conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and institute a formal reporting procedure to disclose possible violations of law to the OIG. In addition to these requirements, we must submit annual reports with respect to the status of our compliance activities. Although compliance with the corporate integrity agreement is designed to reduce the risk of violations of laws and regulations relevant to our business, we are required to report any such potential violations to the OIG and the U.S. Department of Justice. We are therefore subject to increased regulatory scrutiny and, if we commit legal or regulatory violations, may be subject to an increased risk of sanction or penalty, including exclusion from participation in the Medicare or Medicaid programs.

      On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General ("OIG") released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance") designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM's in devising effective compliance programs. The Guidance provides the OIG's view of the fundamental elements of pharmaceutical manufacturer's compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

      Among the various Federal and state laws and regulations which may govern or impact our current and planned operations are the following:

      Mail Service Pharmacy Regulation.    Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located.

      However, various states have enacted laws and adopted regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located. To the extent that such laws or regulations are found to be applicable to our operations, we would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations.

      Other statutes and regulations may also affect our mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

      Licensure Laws.    Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded that such registration or licensure is required.

      We dispense prescription drugs pursuant to orders received through our ScripPharmacy.com Web site, as well as other affiliated private label Web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration (the "FDA"), or another federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to our operations, certain of our operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

      Other Laws Affecting Pharmacy Operations.    We are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

      State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by state's pharmacy licensing authority. Such standards often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed at each of our dispensing locations must also satisfy applicable state licensing requirements.

      FDA Regulation.    The FDA generally has authority to regulate drug promotional information and materials that are disseminated by a drug manufacturer or by other persons on behalf of a drug manufacturer. In January 1998, the FDA issued Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmaceutical manufacturers that control, directly or indirectly, a PBM. The FDA effectively withdrew the Draft Guidance and has indicated that it would not issue new draft guidance. However, there can be no assurance that the FDA will not assert jurisdiction over certain aspects of our PBM business, including the internet sale of prescription drugs.

      Network Access Legislation.    A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures ("due process" legislation) or may prohibit days' supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise need oversight by a pharmacist to be "locked into" one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs, including Tennessee.

      Legislation Imposing Plan Design Mandates.    Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restriction design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that Members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a Member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of our customers (generally, HMOs and health insurers). If any such legislation was to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (as to plans governed by ERISA), certain of our operations could be adversely affected.

      Other states have enacted legislation purporting to prohibit health plans from requiring or offering Members financial incentives for use of mail order pharmacies.

      Anti-Kickback Laws.    Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by Medicare or state health care programs (including Medicaid programs and Medicaid waiver programs). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. Management carefully considers the importance of such "anti-kickback" laws when structuring our operations, and believes that we are in compliance therewith. Violation of the Federal anti-kickback statute could subject us to criminal and/or civil penalties, including suspension or exclusion from Medicare and Medicaid (including TennCare®) programs or state-funded programs in the case of state enforcement.

      The federal anti-kickback law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion" or "switching" programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

      Certain governmental entities have commenced investigations of PBM companies and other companies having dealings with the PBM industry and have identified issues concerning selection of drug formularies, therapeutic substitution programs and discounts or rebates from prescription drug manufacturers and whether best pricing requirements are being complied with. Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. To date, we have not been the subject of any such suit or action. We have received from time to time subpoenas or been requested to produce documents in response to various inquiries. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time in the future.

      We believe that we are in compliance with the legal requirements imposed by the anti-remuneration laws and regulations, and we believe that there are material and substantial differences between drug switching programs that have been challenged under these laws and the generic substitution and therapeutic interchange practices and formulary management programs offered by us to our Plan Sponsors. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

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

      Management carefully considers the importance of Stark II in structuring our sales and marketing arrangements and our operations and believes that we are in compliance therewith. Violation of the Stark II laws could subject us to civil and/or criminal penalties, including suspension or exclusion from Medicare and Medicaid (including TennCare®) programs or state-funded programs in the case of state enforcement.

      State Self-Referral Laws.    We are subject to state statutes and regulations that prohibit payments for referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark laws and vary significantly from state to state. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in compliance with such laws.

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

      Reimbursement.    Approximately 35% of our revenues are derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the federal anti-kickback laws and/or the Stark laws. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

      Legislation and Other Matters Affecting Drug Prices.    Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. At least one state has enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where our mail service pharmacies are located. Such legislation, if enacted in other states, could adversely affect our ability to negotiate discounts on its purchase of prescription drugs to be dispensed by its Mail Service pharmacies.

      Confidentiality, Privacy and HIPAA.    Most of our activities involve the receipt, use and disclosure by of confidential medical, pharmacy or other health-related information concerning individual Members, including the disclosure of the confidential information to the Member's health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes.

      In December 2000, HHS issued final regulations regarding the privacy of individually identifiable health information pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). On August 14, 2002, HHS published final changes to the HIPAA privacy regulations (the "Privacy Regulations"). The Privacy Regulations took effect on April 14, 2003.

      The Privacy Regulations are designed to protect the medical information of a health care patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information ("PHI"). The Privacy Regulations apply directly to certain entities known as "covered entities," which include Plan Sponsors and most health care providers. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their "business associates" to agree to certain restrictions regarding the use and disclosure of protected health information. The Privacy Regulations apply to protected health information maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose protected health information. In addition, the Privacy Regulations also give patients significant rights to understand and control how their protected health information is used and disclosed. Often, use and disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Certain of our businesses will be covered entities directly subject to the Privacy Regulations, and other of our businesses will be "business associates" of covered entities, such as Plan Sponsors.

      Also in 2000, HHS published a final rule on transaction standards and code sets pursuant to HIPAA (the "Transactions Standards"). The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common health care financing transactions, such as health care claims. Under the new Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transaction Standards apply to us in connection with submitting and processing health care claims. The Transaction Standards also applies to many of our payors and to our relationships with those payors. The compliance deadline for the Transactions Standards was October 16, 2002; however, HHS granted us and all other entities that applied on a timely basis a one-year extension of the compliance deadline to October 16, 2003. We are currently in compliance with the Transactions Standards.

      In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the "Security Standards"). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, and access to and transmission of PHI. The Security Standards must be complied with beginning on April 21, 2005. While we believe we currently have adequate safeguards in place to protect health information, we are developing additional processes to enable us to implement security measures to comply with the rules. We expect to be fully compliant by April 21, 2005.

      Sanctions for failing to comply with the standards issued under HIPAA include possible jail time, criminal penalties of up to $250,000 and civil fines of up to $25,000.

      The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. We will take steps that we believe are reasonable to ensure that our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA will likely increase our burden and costs of regulatory compliance (including with respect to our health improvement programs and other information-based products), alter our reporting to Plan Sponsors and may reduce the amount of information we can use or disclose if members do not authorize such uses or disclosures.

      Consumer Protection Laws.    Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

      Disease Management Services Regulation.    All states regulate the practice of medicine. To our knowledge, no PBM has been found to be engaging in the practice of medicine by reason of its disease management services. However, there can be no assurance that a federal or state regulatory authority will not assert that such services constitute the practice of medicine, thereby subjecting such services to federal and state laws and regulations applicable to the practice of medicine.

      Comprehensive PBM Regulation.    Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Such legislation, if enacted in a state in which we conduct a significant amount of business, could have a material adverse impact on our operations.

      Antitrust Laws.    Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and Federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to us of certain discounts, rebates and fees currently received in connection with our drug purchasing and formulary administration programs. In addition, to the extent that we or an associated business appears to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or Federal regulators or private parties.

      While management believes that we are in substantial compliance with all existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry (for example, regarding the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area may increase, the impact of which on us cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and results of operations.

Employees

      At February 27, 2004, we employed a total of 480 people, including 51 licensed pharmacists. Our employees are not represented by any union and, in our opinion, relations with our employees are satisfactory.

Available Information

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information filed by us at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

      We make available, free of charge, through our web site, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC. The URL for our web site is www.mimcorporation.com.

Item 2.  Properties

      Our corporate headquarters are located in leased office space in Elmsford, New York. We also lease commercial office space for our above-described operations in South Kingstown and Wakefield, Rhode Island; Columbus, Ohio; Livingston, New Jersey; Roslyn Heights and the Bronx, New York; and Nashville, Tennessee.

Item 3.  Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of Security Holders for the fourth quarter of the fiscal year reported on in this Form 10-K.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters

      Our common stock, par value $0.0001 per share ("Common Stock"), is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbol "MIMS." The following table represents the range of high and low sales prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      As of March 10, 2004, there were 90 stockholders of record in addition to approximately 10,489 stockholders whose shares were held in nominee name. On March 10, 2004, the closing sale price of our Common Stock on Nasdaq was $7.52.

      We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

      During the three months ended December 31, 2003, we did not sell any securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

Item 6.  Selected Consolidated Financial Data

      The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

13

(1)

Beginning in 2001, as required by EITF No. 02-16, the Company adopted a new method of recording rebates received from manufacturers as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue. Prior to 2001 the Company recorded the difference between rebates billed and the rebates shared with customers as a reduction of cost of revenue. For comparative purposes, the years 2000 and 1999 have been reclassified to give effect to this change.

(2)

In 1999, the Company recorded $6,029 of TennCare® reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership ("THP"), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. ("Xantus"), as further described in Note 11 of Notes to Consolidated Financial Statements. During 2001, the Company recorded a reserve adjustment credit of $980 to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. In the third quarter of 2001 and the first quarter of 2002, the Company recorded TennCare® reserve adjustments of $1,496 and $851, respectively, as a result of the collection of receivables from Xantus, which were previously reserved in 1999. There have been no changes in 2003 and the reserve remains $357.

(3)	Net income (loss) includes legal expenses advanced for the defense of two former officers for the years 2000 and 1999, in the amounts of $2,700 and $1,400, respectively.
(4)	In the fourth quarter of 2000, the Company recorded a provision for loss of $2,300 on its investment in Wang Healthcare Information Systems.
(5)	The net loss per common share for the years 2000 and 1999 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.
(6)	This amount represents long-term debt assumed by the Company in connection with its acquisition of Continental Managed Pharmacy Services, Inc. and its subsidiaries.
(7)

Revenue includes TennCare® revenue of $67.8 million, $140.2 million, $141.9 million, $130.4 million, and $174.8 million respectively for the years ended 2003, 2002, 2001, 2000, and 1999. Revenue also includes Synagis revenue of $13.7 million, $14.6 million, $3.7 million and $0.6 million for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Both of these revenue sources have ended in 2003.

(8)	Net income in 2003 includes a $0.6 million charge related to a tentative settlement with the founder, E. David Corvese and a restructuring charge of $0.9 million.
(9)	Effective tax rate (see management's discussion for why the effective tax rate has changed):
2003	2002	2001	2000	1999

40%	20%	6.2%	0%	0%

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements of MIM Corporation and subsidiaries (collectively, the "Company") including the Notes thereto, included elsewhere in this Report. This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or "capitated" contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. Except as required by law, the Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Business Overview

      MIM Corporation is a pharmaceutical healthcare organization which delivers innovative pharmacy benefit management, specialty pharmaceutical management and distribution and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, products and services to individual patients (or enrollees) ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services") and specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

      Our Specialty Management and Delivery Services programs are offered to Members who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. These services include the distribution of biotech and other prescription medications and the provision of pharmacy-related clinical management services and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians are typically affiliated with Plan Sponsors which in turn have a provider relationship with us.

      We offer Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate PBM Services through our network of retail pharmacies and our own dedicated mail service distribution facility.

      As part of our PBM and/or Specialty Management and Delivery Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration.

      On February 2, 2004, we announced our acquisition of Natural Living, Inc. d/b/a Fair Pharmacy, a specialty pharmaceutical provider located in New York, New York for $15 million. The addition of Natural Living's foundation of long-term local physician relationships and loyal customer base to our position in the New York metropolitan region is an important enhancement of our HIV, Oncology and Hepatitis-C disease categories, as well as a complement to our overall disease state profile.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

      We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 97.0%, or $571.3 million, 90.9%, or $524.0 million, and 78.8 % or $360.0 million of our revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and (ii) capitated agreements, which accounted for 3.0%, or $17.5 million, 9.1%, or $52.6 million, and 21.2% or $96.6 million of our revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

      Fee-For-Service Agreements.    Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale ("POS") claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in our retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by us.

      Capitated Agreements.    Our capitated PBM Services agreements with Plan Sponsors require us to provide covered pharmacy services to Plan Sponsors' Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life as a result of increased utilization or changes in product mix, a reserve is established for these estimated losses at that time. There are currently no expected loss contracts, however, if historical patterns change, we may be required to estimate a loss contract accrual. Our largest capitated contract expired March 31, 2003 and the customer continues to be serviced on a fee-for-service basis since that time. We are not actively pursuing new capitated contracts and expect that the amount of revenue derived from such contracts will continue to decline. We have no capitated Specialty Management and Delivery Services agreements.

Claims Payable

      We are responsible for all covered prescriptions provided to plan members during the contract period. Claims are continuously adjudicated through our on-line adjudication system. These claims are paid to the individual pharmacies on a weekly basis.

Allowance for Doubtful Accounts

      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. Our primary collection risks are for patient co-payments and deductibles. The risk of collection varies based upon the product, the payor and the patient's ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We continually review the estimation process and make changes to the estimates as necessary.

Allowance for Contractual Discounts

      We are reimbursed for the drugs and services we sell by many different payors including insurance companies, Medicare and state Medicaid programs. The revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Rebates

      Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on our latest forecasts. Should actual results differ, adjustments will be recorded in future earnings. In some instances rebate payments are shared with the Company's managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.

Purchase Price Allocation

      We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management's judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments.

Income Taxes

      As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax expense as well as assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is uncertain whether we will be able to realize the benefit from its deferred tax assets. Net deferred income tax assets increased $4.7 million in 2003. The valuation allowance for the deferred income tax asset decreased $7.5 million in 2003. Management concluded that the valuation allowance was no longer needed and the tax asset will more likely than not be realized based on our strong earnings history for the past three years and other positive factors. Hence, the total valuation allowance related to our net operating loss carryforwards generated from stock exercises was reversed. The reversal did not affect net income or the effective tax rate.

Impairment of Long Lived Assets

      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management's belief that no such impairment existed as of December 31, 2003.

      Effective on January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill has discontinued, and goodwill is reviewed at least annually for impairment.

      We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have two reporting units and both of the fair values of the reporting units exceeded their carrying amounts resulting in no impairment charges in fiscal year 2003.

Indefinite-Lived Intangible

      Under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to perform an annual impairment test for its indefinite-lived intangible (i.e., Tradename) which is recorded at $4.7 million at December 31, 2003. The impairment step is a one step process where the fair value is compared to the carrying value at least annually. If the estimated fair value is lower than the carrying value, an impairment charge is recorded for the difference.

      The determination of fair value of this intangible asset requires management to use estimate and assumption of the future cash flows and discount rates. Changes to these assumptions could affect the estimated fair value.

      We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible that is carried at $4.7 million at December 31, 2003. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Accounting for Stock-Based Compensation

      We recognize stock-based compensation using the intrinsic value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recorded for employee stock-based awards issued at market value at the date such awards are granted. Stock-based compensation granted to non-employees is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

Results of Operations

Consolidated

      The following table provides consolidated details of our results for the years ended December 31, 2003, 2002 and 2001:

Year Ended December 31, 2003 vs. December 31, 2002

      Total revenue for the year ended December 31, 2003 increased 2% to $588.8 million from $576.6 million for the same period in 2002. In 2003, the Company's PBM relationship with the TennCare® program ended. In addition the Company ceased distributing Synagis® in the third quarter of 2003. Without these events, revenue would have increased 20% year over year.

      Total cost of revenue increased 3% to $520.2 million from $506.0 million from December 31, 2002. Excluding the results of TennCare® and Synagis® cost of revenue for the year 2003 was $445.2 million, compared to $363.9 million for 2002.

      Gross profit for the year ended December 31, 2003 was $68.5 million representing a gross profit percentage of 11.6% compared to $70.6 million or 12.2%, respectively, for the prior year. Excluding the results of TennCare® and Synagis®, gross profit for 2003 was $62.0 million compared to $57.9 million for 2002.

      See segment information below for further details.

Year ended December 31, 2002 vs. December 31, 2001

      Total revenues for the year ended December 31, 2002 were $576.6 million compared to $456.6 for the same period of 2001, an increase of 26%. All of this growth occurred in the Specialty Management and Delivery Services segment and includes the revenue from the Long Island, NY distribution center which was purchased in February of 2002.

      Cost of revenue increased 25% to $506.0 million in 2002 from $403.2 million in 2001. These costs followed the same trend as the revenue.

      Gross profit for 2002 was $70.6 million compared to $53.4 million in 2001, primarily due to growth in the Specialty Management and Delivery Services business. The gross profit percentage increased to 12.2% for 2002 compared to 11.7% for 2001.

Specialty Management and Delivery Services

      The following table provides details for the segment for the years ended December 31, 2003, 2002 and 2001.

Year ended December 31, 2003 vs. year ended December 31, 2002

      Specialty Management and Delivery Services revenue increased $23.7 million in 2003 to $193.2 million, compared to revenue of $169.5 million in 2002. This increase includes a $13.4 million decrease in revenue at the Long Island, NY distribution center over the prior year, as a result of a reduction in the wholesale oncology business and from the loss of distribution rights for Synagis®. The overall increase was due to continued growth in our injectable and infusion therapy programs, such as Immune Deficiency, Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis and Growth Hormone therapies.

      Cost of revenue increased $24.0 million to $155.0 million in 2003, compared to $131.0 in 2002. Gross profit declined $0.2 million to $38.3 million for the year ended December 31, 2003. Gross profit percentage declined to 19.8% in 2003 compared to 22.7% in 2002, as a result of increased revenue in lower margin injectable therapy programs as well as decreased revenues and margin erosion at the Long Island, NY distribution center.

Year ended December 31, 2002 vs. year ended December 31, 2001

      Revenues increased $128.0 million to $169.5 million in 2002 compared to $41.5 million in 2001. This increase was primarily the result of the revenue generated from the Long Island, NY distribution center, purchased on January 31, 2002, and continued growth in our BioScrip® injectable and infusion therapy programs.

      Cost of revenue increased $102.6 million to $131.0 million in 2002 compared to $28.4 million in 2001. This increase is commensurate with the business generated from the Long Island, NY distribution center business purchased on January 31, 2002 and the growth in our BioScrip® injectable and infusion therapy programs.

      Gross profit increased $25.4 million to $38.5 million in 2002 compared to $13.1 million in 2001. This is a result of the business generated from the Long Island, NY distribution center business as well as increased BioScrip® sales, reflecting their revenue growth from 2001. The gross profit percentage declined in 2002 compared to 2001 as a result of increases in the lower margin BioScrip® injectable therapy programs as a percentage of total gross profit. The 2002 gross profit percentages reflect a higher proportion of injectable therapy programs as compared to 2001, thereby decreasing gross profit percentage over time. Infusion therapy historically yields a higher gross profit percentage.

PBM Services

      The following table provides details for the segment for the years ended December 31, 2003, 2002 and 2001:

Year ended December 31, 2003 vs. year ended December 31, 2002

      PBM Services revenue decreased $11.6 million to $395.5 million in 2003 compared to revenue of $407.1 million in 2002, due to the loss of TennCare® PBM business in the third quarter of 2003. The decrease was partially offset by growth in mail revenue and other existing PBM contracts. TennCare® PBM revenue in 2003 was $67.8 million compared to $140.2 million in 2002. Excluding the revenue from TennCare®, revenues from PBM Services grew 23% in 2003.

      PBM Services cost of revenue decreased $9.7 million to $365.3 million in 2003. Gross profit decreased $1.8 million to $30.2 million compared to $32.1 million in 2002. The gross profit percentage decreased slightly from 7.9% to 7.6% compared to 2002. The decrease is primarily due to renewing a previously capitated contract on a fee for service basis, which generally has a lower margin, and lower rebates due to a change in the mix of certain drugs dispensed.

Year ended December 31, 2002 vs. year ended December 31, 2001

      PBM Services revenues decreased $8.0 million to $407.1 million in 2002 compared to $415.1 million in 2001. In the second quarter of 2002 we changed the terms of some of our PBM contracts so that we no longer accepted financial or credit risk for these customers. As a result, we began recording revenue from these customers on a net basis where previously it was recorded on a gross basis. This change reduced revenue and cost of revenue by $53.5 million for the twelve months ended December 31, 2002, with no resulting effect on gross profit. Revenue was also reduced in 2002 as a result of the termination of certain less profitable PBM clients and the liquidation of Access MedPLUS in the fourth quarter of 2001. These decreases were partially offset by increases in our retail network and mail service contracts.

      PBM Services cost of revenue increased slightly to $375.0 million in 2002 from $374.8 million in 2001. This change is a result of the same reasons discussed above.

      The PBM Services gross profit for the PBM Services segment decreased $8.2 million to $32.1 million in 2002 compared to $40.3 million in 2001. This is a result of the liquidation of a former TennCare® MCO customer and the termination of certain less profitable PBM accounts. These decreases were partially offset by increases from continued growth in our retail network and mail services.

      The gross profit percentage decreased to 7.9% in 2002 from 9.7% in 2001 as result of the liquidation of a former TennCare® customer, the change in the mix of PBM clients from 2001, as well as growth in our retail network and mail services for 2002 which generated lower gross profit percentages.

Consolidated Results

Selling, General and Administrative Expenses

      For the year ended December 31, 2003, selling, general and administrative (S,G&A) expenses increased to $50.6 million or 8.6% of revenue from $45.9 million or 8.0% for 2002. The increase in SG&A was a result of increased investment in sales resources and expanded management to support the growth in the Specialty Management and Delivery Services business, a severance related charge of $1.5 million associated with the termination of 55 employees in the PBM Services segment, acquisition related expenses of $0.7 million and a $0.9 million charge for a tentative settlement with the founder and former officer of the Company (see 'Other Matters'). We did not pay bonus compensation for 2003 as certain internal financial metrics were not met. Bonus compensation for 2002 was $0.9 million.

      In 2002, selling, general and administrative expenses increased $7.4 million, or 19.2%, to $45.9 million compared to $38.5 million in 2001. This increase is principally the result of the inclusion of the Long Island, NY distribution center business since February 2002, additional expenses incurred to support the growth of our businesses and higher insurance premiums. Selling, general and administrative expenses as a percentage of revenue decreased to 8.0% in 2002 from 8.4% in 2001.

TennCare® Reserve Adjustments

      There were no TennCare® reserve adjustments during 2003. The TennCare® reserve adjustment of $0.9 million in the first quarter of 2002 was the result of the collection of previously reserved receivables from Xantus Healthplans of Tennessee, Inc.

      In 1999, we recorded $6.0 million of TennCare® reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership ("THP"), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. ("Xantus"). In 2001, we recorded a reserve adjustment credit of $1.0 million to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. There were no reserve adjustments in 2000. In addition, in 2001 and 2002, we recorded reserve adjustment credits of $1.5 million and $0.9 million, respectively, as a result of the collection of receivables from Xantus previously reserved for in 1999.

Amortization of Intangibles

      For 2003, we recorded amortization of intangibles of $1.9 million, versus $1.4 million in 2002. The increase was primarily the result of a change in the estimated amortizable period of certain identifiable intangibles related to the Long Island, NY distribution center. In the fourth quarter of 2002 the Company changed the life of the intangible assets acquired with the Long Island distribution center. The expected amortizable life of these assets range from three to ten years.

      In 2002 and 2001 the Company recorded amortization of intangibles of $1.4 million and $2.2 million, respectively. The decrease of $0.8 million in 2002 is a result of the adoption of SFAS No. 142 (see Note 5 of Notes to Consolidated Financial Statements), partially offset by increased amortization of intangibles acquired from Vitality on January 31, 2002.

Net Interest Expense

      Net interest expense remained constant at $0.8 million for 2003 and 2002.

      Net interest expense was $0.8 million and $0.06 million for 2002 and 2001, respectively. Interest expense for 2002 was primarily the result of increased borrowings under our revolving credit facility to fund the $35 million cash portion of the Vitality acquisition purchase price.

Provision for Income Taxes

      The provision for income taxes was $6.1 million for 2003 and $4.7 million for 2002. The effective tax rate for 2003 was 40.0% compared to a 20.0% rate for 2002. Compared to our federal NOLs in 2002 and 2001 that reduced the effective tax rate, the remaining federal NOLs are recorded directly in stockholders' equity since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. At December 31, 2003, we had remaining federal net operating losses ("NOLs") of $19.4 million, which begin expiring in 2009. The valuation allowance for the deferred income tax asset decreased $7.5 million in 2003. Management concluded that the valuation allowance was no longer needed and the tax asset will more likely than not be realized based on our strong earnings history for the past three years and other positive factors. Therefore, the total valuation allowance related to our net operating loss carryforwards generated from stock exercises was reversed. The reversal did not affect income or the effective tax rate.

Net Income and Earnings Per Share

      Net income for 2003 was $9.1 million, or $0.40 per diluted share, compared to net income of $18.7 million, or $0.79 per diluted share for 2002. For the year ended 2003, net income includes a charge of $0.9 million related to severance payments as well as a charge of $0.6 million for settlement with the founder and former officer of the Company. The effective tax rate for 2003 was 40% compared to 20% for 2002. Average diluted shares outstanding for 2003 decreased by 1.0 million to 22.6 million shares, due to the repurchase of some of our common stock during the year.

      Net income for 2002 increased 32% to $18.7 million, or $0.79 per diluted share, compared to net income of $14.2 million, or $0.64 per diluted share, for 2001. Excluding 2002 and 2001 gains associated with TennCare® reserve adjustments of $0.03 and $0.10 per diluted share, respectively, and the $0.08 per diluted share impact of amortization of goodwill in 2001.

Liquidity and Capital Resources

      We utilize both funds generated from operations and available credit under its Facility (as defined below) for acquisitions, capital expenditures and its general working capital needs.

      For 2003, net cash provided from operating activities totaled $14.3 million compared to $20.8 million for 2002. This decrease is primarily due to the loss of TennCare®, which resulted in decreases in claims payable and payables to plan sponsors. Final rebate payments related to the TennCare® PBM business will be made in the first and second quarters of 2004.       Net cash used in investing activities in 2003 was $1.0 million compared to $33.3 million used in 2002. This decrease reflects approximately $35 million of the Facility used for the cash portion of the purchase price for the Vitality acquisition, partially offset by the repayment in full, in March 2002, of a $2.1 million officer loan.

      Net cash used by financing activities in 2003 was $9.7 million compared to net cash provided in 2002 of $5.7 million. There were no outstanding bank borrowings under our $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), at December 31, 2003, a $4.6 million decrease from the same period in 2002. Outstanding bank borrowings decreased as a result of operating cash generated by our business and operations. The reduction in outstanding debt was achieved after the use of approximately $5.1 million for the repurchase of common stock under our stock repurchase program.

      At December 31, 2003, we had working capital of $17.0 million compared to $5.1 million at December 31, 2002. This increase is primarily the result of continued strong operating cash generated by our business and operations which allowed the full repayment of all outstanding borrowings under the Facility at December 31, 2003, totaling $4.6 million at December 31, 2002.

      The Facility is an asset-based loan, has a three-year term expiring on November 1, 2006 and is secured by our receivables with interest paid monthly. Borrowings are repaid by the cash flow from customer payments. It provides for borrowing of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. As of December 31, 2003, there were no outstanding borrowings under the Facility. After the initial three year term, the Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of their intention not to renew the Facility. The Facility allows us to request an increase in the amount available for borrowing up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.

      The borrowing and repayment processes under the Facility are outlined below:

      Under the terms of the Facility, all remittances from customers are sent/deposited into our lock box accounts with authorized access by HFG. Regardless of whether any portion of the Facility is outstanding on any given day, all available cash in the lock box accounts is swept daily by HFG to its account. If there are no amounts owed under the Facility, the swept cash is transferred back the same day to our main bank account. If any amounts are currently outstanding under the Facility, the swept cash is immediately applied by HFG against all or a portion of the loan balance. Any cash available after repayment of the entire outstanding loan balance on any given day is transferred back to us as discussed above.

      All Company-issued checks are drawn on two disbursement accounts, one for pharmacy claims payments and one for remaining accounts payable. Checks are presented for payment daily to the disbursement accounts and are automatically funded by a transfer from our main concentration account. If there are sufficient available balances in the concentration account, funds are automatically transferred to the disbursement accounts to cover the presentments. If there are not sufficient available balances in the concentration account we must borrow from the Facility that day. An authorized officer of the Company transmits a notice to HFG with the requested amount by noon. Within an hour HFG wires the requested amount as available funds to the concentration account, which amount is then automatically transferred the same day to the disbursement accounts to cover the presentments.

Treasury Stock Purchases

      On February 28, 2003, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10 million of our common stock from time to time by various means. As of December 31, 2003, we used, in the aggregate, approximately $5.1 million of that authorization. The Board's current authorization superseded the repurchase program authorized in 2001.

      As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that we have sufficient cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities, to fund our anticipated working capital needs, the current stock repurchase program and other cash needs.

      We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Management and Delivery Services and PBM Services businesses, which we would expect to fund from cash on hand or debt, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of equity securities (see discussion of the Facility above).

      The following table sets forth the Company's contractual obligations affecting cash in the future.

      On February 2, 2004, we acquired Natural Living, Inc. for $15 million cash. This purchase was financed using the Facility.

Other Matters

      On March 1, 2004 we reached a tentative settlement with E. David Corvese, the founder and a former officer and director of the Company under which we would pay Mr. Corvese $950,000 and either extend the term of our existing lease or purchase the real property at which one of our facilities is located, the value of which would be determined by a certified real estate appraiser. Mr. Corvese had sued us in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee and a declaration that he is not obligated to repay the Company for legal fees, costs and expenses previously advanced by us to him to defend those claims and charges. We answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses. However, after considering the substantial costs of proceeding with this litigation and the significant management time and attention that would be required, we believe that a settlement at this time would be in the Company's and its stockholders' best interest. The settlement was reached after the balance sheet date but prior to the issuance of the financial statements. Accordingly, we recorded a pre-tax charge of $950,000 at December 31, 2003.

      We believe that we have rights of recovery for amounts paid in this settlement against third parties. We are exploring our rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders' best interests. The settlement is subject to documentation and approval by the Company's Board and, if finalized, would include both parties' full release of the other.

      In 1998, we recorded a $2.2 million charge against earnings as a result of an agreement in principle with respect to a civil settlement of a Federal and State of Tennessee investigation in connection with conduct occurring prior to our August 1996 initial public offering involving, among others, two former officers of the Company. The definitive agreement covering that settlement was executed on June 15, 2000, and required payment of $0.8 million in 2000, $0.9 million in 2001, and $0.5 million in 2002.

      On March 23, 2002, Mr. Richard Friedman, our Chairman and Chief Executive Officer, repaid in full a $1.7 million loan from the Company. This loan, together with accrued and unpaid interest, totaled approximately $2.1 million.

      On February 2, 2004, we announced our acquisition of Natural Living, Inc., a specialty pharmaceutical provider, based in New York City for $15 million. We believe that Natural Living's foundation of long-term local physician relationships and loyal customer base in the New York metropolitan region will further enhance our HIV, Oncology and Hepatitis C disease categories, while complementing our overall disease state profile.

      Natural Living's 2003 annual revenues were approximately $40 million and the acquisition is expected to be slightly accretive to our earnings per share in 2004. Natural Living will be consolidated starting in February, 2004 and the purchase price allocation is not yet complete.

Regulatory Matters

      On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General ("OIG") released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance") designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM's in devising effective compliance programs. The Guidance provides the OIG's view of the fundamental elements of pharmaceutical manufacturer's compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

Impact of Recently Issued Accounting Standards

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of the provisions of SFAS No. 149 in fiscal year 2003 did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its Statement of Financial Position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on our financial position or results of operations since we do not currently have any financial instruments with characteristics of both liabilities and equity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our exposure to market risk for changes in interest rates relates primarily to our debt. At December 31, 2003 we did not have any long-term debt. The Company does not invest in, or otherwise use, derivative financial instruments.

      At December 31, 2003, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, and debt approximate fair value due to their short-term nature.

      Because we do not believe that out exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that risk as appropriate.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
MIM Corporation

We have audited the accompanying consolidated balance sheets of MIM Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of MIM Corporation as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated February 16, 2002, expressed an unqualified opinion on those statements, prior to restatement.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIM Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

In addition, as described in Note 5, these financial statements have been further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 5 with respect to 2001 included (a) agreeing the previously reported net income (loss) representing amortization expense, (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young, LLP MetroPark, New Jersey February 2, 2004, except for Note 18, as to which the date is March 4, 2004

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

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, (In thousands, except per share amounts)

Supplemental Disclosures:

The Company paid $421, $853 and $465 in cash for interest for each of the years ended December 31, 2003, 2002, and 2001, respectively.

Cash paid for income taxes was $1,678, $3,071 and $1,147 for the years ended December 31, 2003, 2002, and 2001, respectively.

In 2001, there was a contribution of a minority interest to additional paid-in capital of $1,112 upon dissolution of a subsidiary.

In 2001, the Company reclassified stockholder notes receivable of $771 to other assets. During 2001, the stockholder repaid $504 of the notes outstanding, with the balance of $267 being repaid in 2002.

In connection with the acquisition of Vitality Home Infusion Services, Inc. ("Vitality") (the Long Island, N.Y. Distribution Center), the Company issued 612,419 shares of its common stock, par value $0.0001 per share, valued at $10,355 during the year ended December 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except where otherwise noted and for share and per share amounts)

NOTE 1 - NATURE OF BUSINESS

Corporate Organization

      MIM Corporation (the "Company" or "MIM") is a pharmaceutical healthcare organization which delivers innovative pharmacy benefit management, specialty pharmaceutical management and distribution and other pharmacy-related healthcare solutions. The Company combines its clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of each of its customers. The Company provides a broad array of pharmacy benefits, products and services to individual patients or enrollees ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services"), and specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

Business

      In 2003, the Company derived revenues from agreements to provide PBM services, which includes prescription Mail Service to the Members of Plan Sponsors in the United States. The Company also provided Specialty Management and Delivery Services to patients who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals.

      Historically, a significant portion of the Company's revenues were derived from providing PBM services in the State of Tennessee to managed care organizations participating in the State of Tennessee's TennCare® program. On May 27, 2003 the Company was notified that commencing July 1, 2003, we would no longer be providing PBM Services to Plan Sponsors participating in the TennCare® program. PBM agreements with Plan Sponsors participating in the TennCare® program were expected to generate $85 million in revenue and approximately $5.5 million in gross profit for the second half of 2003. For the years ended December 31, 2003, 2002 and 2001, TennCare® revenue was $67.8 million, $140.2 million and $141.9 million, respectively. Gross Profit for the same periods was $5.6 million, $11.6 million and $24.2 million, respectively. The Company is still providing Specialty Management and Delivery Services to customers in Tennessee and continues to work for increased penetration in this market.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. Our primary collection risks are for patient co-payments and deductibles. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections. We continually review the estimation process and makes changes to estimates as necessary.

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

Asset	Useful Life
Computer and office equipment	3-5 years
Furniture and fixtures	5-7 years

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

Claims Payable

      The Company is responsible for all covered prescriptions provided to plan members during the contract period. Claims are continuously adjudicated through the Company's on-line adjudication system. These claims are paid to the individual pharmacies on a weekly basis.

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

Revenue Recognition

     The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's pharmacy network or a pharmacy owned by the Company. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 97.0%, or $571.3 million, 90.9%, or $524.0 million, and 78.8% or $360.0 million of the Company's revenue for the years ended December 31, 2003, 2002 and 2001, respectively, and (ii) capitated agreements, which accounted for 3.0%, or $17.5 million, 9.1%, or $52.6 million, and 21.2% or $96.6 million of the Company's revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

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

      Capitated Agreements.   The Company's capitated PBM Services agreements with Plan Sponsors require the Company to provide covered pharmacy services to Plan Sponsors' Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life as a result of increased utilization or changes in product mix, a reserve is established for these estimated losses at that time. There are currently no expected loss contracts, however, if historical patterns change, we may be required to estimate a loss contract accrual. The Company's largest capitated contract expired March 31, 2003 and the customer continues to be serviced on a fee-for-service basis since that time. We are not actively pursuing new capitated contracts and expect that the amount of revenue derived from such contracts will continue to decline. The Company has no capitated Specialty Management and Delivery Services agreements. At December 31, 2003, the Company had six capitated arrangements.

      Co-payments.   When prescriptions are filled and the Company is the participating pharmacy, the Company is entitled to collect and retain co-payments from plan sponsors' members and the Company records these co-payments as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through its retail pharmacy networks, the Company is not entitled to retain these amounts and accordingly does not account for co-payments in its financial statements. These amounts are never billed or collected by the Company and it has no legal right or obligation to receive any co-payments collected by the pharmacies in its retail network.

Cost of Revenue

      Cost of revenue includes pharmacy claims, fees paid to pharmacists and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with regards to product sales.

Income Taxes

      As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax expense as well as assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of the Company's management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

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

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In November 2002, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The consensus requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenue recognized over the life of the arrangement. The allocation of revenue to the separate deliverables is based on the relative fair value of each item in a bundled sales arrangement. If the fair value is not available for the delivered items, the residual method must be used. This method requires that the amount allocated for the undelivered items in the arrangement be recorded at their full fair value. This results in the discount, if any, being allocated to the delivered items. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not impact our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of the provisions of SFAS No. 149 in fiscal year 2003 did not impact our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not effect our financial position or results of operations since we do not currently have any financial instruments with characteristics of both liabilities and equity.

NOTE 3 - OPERATING SEGMENTS

      The Company operates in two operating segments: (1) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional prescription mail services; and (2) Specialty Management and Delivery Services, which is comprised of its BioScrip® specialty injectable and infusion therapy programs for patients who are chronically ill and genetically impaired.

      The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies.

NOTE 4 - ACQUISITIONS

      On January 31, 2002, the Company acquired all of the issued and outstanding capital stock of Vitality Home Infusion Services, Inc. ("Vitality"), a New York-based provider of specialty pharmaceutical services (the Long Island, NY Distribution Center). The Long Island, NY Distribution Center provides such services to the chronically ill and genetically impaired, focusing particularly on oncology, infectious disease, immunology and rheumatory disease.

      The aggregate purchase price for the Long Island, NY Distribution Center was $46,416 (including $1,061 in transaction costs), payable $35,000 in cash and 612,419 shares of MIM common stock valued at $10,355. The common stock of MIM was valued using the average market price of the Company's common stock over the period including the two days before and after the terms of the acquisition were agreed to and announced. The purchase price for the Long Island Distribution Center has been allocated to assets and liabilities based on management's best estimates of fair value and based on a final valuation performed by an independent outside valuation firm.

Long Island, NY Distribution Center Pro Forma Financial Information

      The following unaudited consolidated pro forma financial information for the whole Company for the years ended December 31, 2002 and 2001, respectively, has been prepared assuming the Long Island, NY Distribution Center was acquired as of January 1, 2001, utilizing the purchase method of accounting, with pro forma adjustments for non-amortizing goodwill, amortizing intangibles, interest expense, rent expense and income tax benefit. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2001. This pro forma financial information is not intended to be a projection of future operating results.

NOTE 5 - GOODWILL AND INTANGIBLES

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer's intent to do so. The Company adopted these standards on January 1, 2002.

      The following table provides a reconciliation of reported net income for the years ended December 31, 2003, 2002 and 2001, to adjusted net income as if SFAS No. 142 had been applied as of January 1, 2001.

      The following table provides a reconciliation of goodwill by segment.

      All goodwill assigned to our Specialty Management and Delivery Services segment is expected to be deductible for income tax purposes. Goodwill associated with the PBM Services segment is not tax deductible.

      The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2003.

      The amortization expense for the year ended December 31, 2003 was $1,863. The estimated amortization expense for the next five years is as follows:

      The Company's intangible assets are composed of customer relationships, non compete agreements and trademarks associated with the Ohio and Long Island, New York acquisitions. The expected amortizable life of these assets range from three to ten years.

NOTE 6 - RELATED PARTY TRANSACTIONS

      The Company leases one of its facilities from Alchemie Properties, LLC ("Alchemie") pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and former officer and director of the Company (the "Founder"). Rent expense was approximately $56 for each of the years ended December 31, 2003, 2002, and 2001.

      The Company had a consulting arrangement with one of its board members which, in addition to customary board fees, the board member's company receives a monthly fee to perform consulting work predominantly related to the TennCare® program. Consulting fees under this contract were $762, $549 and $508 for the years ended December 31, 2003, 2002 and 2001. The contract was terminated June 30, 2003.

Stockholder Notes Receivable

      On March 23, 2002, the Company's Chairman and Chief Executive Officer, repaid in full a $1,700 loan, together with all accrued and unpaid interest thereon, totaling approximately $2,100. Interest income on the note was $19 and $121 for the years ended December 31, 2002 and 2001, respectively.

      The Company had a $502 note receivable outstanding with Mr. E. David Corvese as of December 31, 2000. The note was repaid in 2001. Interest income on the note was $41 for the year ended December 31, 2001.

      The Company had a $267 note receivable from Alchemie outstanding as of December 31, 2001. The note bears interest at a rate of 10% per annum with principal due and payable on December 1, 2004. Interest income was $2 and $29 for the years ended December 31, 2002 and 2001. This note was paid in full on January 31, 2002.

NOTE 7 - PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following at December 31:

NOTE 8 - LINE OF CREDIT

      On November 1, 2000 the Company entered into the facility. The Facility had a three-year term and is secured by the Company's receivables with interest paid monthly. It provided for borrowing up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The facility contained various covenants that, among other things, required the Company to maintain certain financial ratios, as defined in the agreements governing the Facility.

      As of December 31, 2003, there were no outstanding borrowings under the Facility. The Facility was scheduled to terminate on October 31, 2003. The Company extended the Facility with HFG through November 1, 2006 at LIBOR plus 2.4%. The contract governing the Facility provides for automatic one year extensions unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The extension was effective as of June 30, 2003. The Facility, as extended, permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral. In connection with the 2003 extension, the Company paid HFG a renewal fee of $315.

NOTE 9 - MINORITY INTEREST

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

NOTE 10 - TREASURY STOCK

      On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. As of December 31, 2003, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068.

      In February 2001, the Company repurchased 1,298,183 shares of the Company's common stock for $2,596, at a price of $2.00 per share. This program has been superseded by the 2003 repurchase plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

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

      Until settled on April 2, 2001, the Company had been engaged in commercial arbitration with Tennessee Health Partnership ("THP") over a number of commercial disputes surrounding the parties' relationship. In 1999, the Company recorded a TennCare® reserve adjustment of $3,300 for estimated future losses related to this dispute and another TennCare® provider. In connection with the above settlement, which was favorable to the Company, $1,300 was paid to THP in satisfaction of all claims between the parties and a $980 TennCare® reserve adjustment credit was recorded in the first quarter of 2001.

      On March 31, 1999, the State of Tennessee (the "State") placed Xantus Health Plans of Tennessee, Inc. ("Xantus") in receivership. The State proposed a plan of rehabilitation (the "Plan"), as opposed to a liquidation of Xantus, that would allow Xantus to remain operating as a TennCare® MCO. Under the Plan, the State loaned Xantus $30,000 to repay pre-petition claims of providers, which claims aggregate approximately $80,000. Under the Plan, during December 1999, the Company received $4,200, including $600 of unpaid rebates to Xantus, which the Company was allowed to offset in full against its pre-petition claims. Because a plan for the payment of the remaining amounts had not been finalized in time for completion of the annual audit, and the recovery of any additional amounts was uncertain, the Company recorded a special charge in 1999 of $2,700 as a TennCare® reserve adjustment for the estimated loss on the remaining amounts owed. In the third quarter of 2001, the Company recorded $1,496 as a credit to the TennCare® reserve, resulting from the collection of receivables from Xantus for amounts previously reserved in 1999. In the first quarter of 2002, the Company recorded $851 as a credit against that reserve based on management's determination that amount was free from claims to third parties.

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

Government Regulation

      Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs (including TennCare®), Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company's financial position and results of operations. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as exclusion from the Medicare and Medicaid (including TennCare®) programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company's financial position and results of operations.

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

Operating Leases

      The Company leases its facilities and certain equipment under various operating leases. The future minimum lease payments under these operating leases at December 31 are as follows:

      Rent expense for non-related party leased facilities and equipment was approximately $1,647, $1,820, and $1,384 for the years ended December 31, 2003, 2002 and 2001, respectively.

Capital Leases

      The Company leases certain equipment under various capital leases. Future minimum lease payments under the capital lease agreements at December 31 are as follows:

NOTE 12 - INCOME TAXES

      The effect of temporary differences that give rise to a significant portion of federal deferred taxes is as follows as of December 31:

      As of December 31, 2003 the Company has recorded a net deferred tax asset of $7,789. These primarily consist of federal NOLs generated from stock options. At December 31, 2002 the Company's NOLs had a full valuation allowance against them. During 2003 management concluded that the valuation allowance was no longer needed and the tax asset will more likely than not be realized based on our strong earnings history for the past three years and other positive factors. Therefore, the total valuation allowance related to our net operating loss carryforwards generated from stock options was reversed. The reversal did not affect income or the effective tax rate.

      The Company's reconciliation of the expected provision rate to the effective income tax rate is as follows:

      At December 31, 2003, the Company has Federal NOLs ("NOLs") remaining of approximately $19,400 million which will begin expiring in 2009. As opposed to the Company's NOLs that reduced the effective tax rate in fiscal years' 2002 and 2001, the full benefit of these NOLs are recorded directly in Stockholders' Equity rather than as a reduction of tax expense as the NOL's were generated primarily from the exercise of stock options in prior years.

      As of December 31, 2003, certain of the NOLs described above are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

NOTE 13 - STOCKHOLDERS' EQUITY

Stock Options

      The 1996 Incentive Stock Plan (the "1996 Plan") provided for the granting of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company's 2001 Incentive Stock Plan (the "2001 Plan," collectively with the 1996 Plan, the "Plans"). Under the 2001 Plan an additional 950,000 shares were authorized for issuance. At the annual stockholders meeting in 2002 an amendment and restatement of the 2001 Plan was approved to increase the plan by 800,000 shares, from 950,000 to 1,750,000. At the annual stockholders meeting in 2003 an amendment and restatement of the 2001 Plan was approved to increase the plan by an additional 2,000,000 shares, from 1,750,000 to 3,750,000. As of December 31, 2003, 1,252,018 shares remained available for grant under the Plans.

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

      As of December 31, 2003 and 2002, the exercisable portion of outstanding options was 1,628,002 shares and 1,096,071 shares, respectively. Stock option activity under the Plans through December 31, 2003 is as follows:

      On April 17, 1998, the Company granted a former officer an option to purchase 1,000,000 shares of Common Stock at $4.50 (then-current market price) in connection with his employment agreement to become the Company's President and Chief Operating Officer. This option was not granted under the Plan. During 2001, all of the options granted to the former officer were exercised.

      The 1996 Directors Stock Incentive Plan, (the ''Directors Plan'') was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company (''Outside Directors''), to provide incentives and rewards to such directors and to associate more closely the interests of such directors with those of the Company's stockholders. The Directors Plan provides for the automatic granting of 20,000 non-qualified stock options to Outside Directors upon his or her initial appointment or election to the Board. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. In 2002, an amendment and restatement of the Directors Plan was approved at the annual stockholders meeting to add 200,000 shares to the 300,000 shares previously authorized and provide automatic annual grants of 5,000 options to each non-employee director of the Company. Following the approval, 5,000 options at an exercise price of $9.94 were granted to each of the six Directors. In addition, in 2003, 20,000 shares at an exercise price of $8.77 were granted to a newly appointed director of the Company. As of December 31, 2003, options to purchase 225,000 shares are outstanding at an average exercise price of $6.89. At December 31, 2003, 130,002 shares under the Directors Plan were exercisable.

Accounting for Stock-Based Compensation

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

Performance Shares

      Under the Plans, the Company's Board of Directors may grant stock to key employees. The Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance, purchase or other conditions. As of December 31, 2003, the Company has 151,000 restricted stock grants (the "Performance Shares") that vest and become exercisable 8 years from the date of grant or earlier, if the Company exceeds certain earnings per share levels in 2001 and 2002. During 2002, the Company did not meet the earnings per share levels to accelerate vesting of the Performance Shares. The Company has recorded cumulative compensation expense of $552 related to these Performance Shares through December 31, 2003 based on the fair market value at the date of grant.

Performance Units

      Under the Plans, performance units may be granted by the Company's Board of Directors to key employees. The terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit are established by the Company's Board of Directors. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1,000,000 in respect of performance units for any given year. During 2003, 2002 and 2001, performance units were not granted, thus there were no amounts paid to employees related to performance. As of December 31, 2003, there were no performance units outstanding.

NOTE 14 - CONCENTRATION OF CREDIT RISK

      The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivable during the applicable time period:

NOTE 15 - PROFIT SHARING PLAN

      The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions of $161, $102, and $86 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 16 - SEVERANCE AND EXIT COSTS

      In association with a cost structure review related to the loss of the TennCare® PBM business the Company notified 55 employees employed in the PBM Services segment that their employment with the Company would be involuntarily terminated. As a result the Company recorded $1,590 of selling, general and administrative expenses for employee separation costs, primarily severance and contract related termination payments in the second and third quarters of 2003. All the employees left active payroll by October 31, 2003. In the fourth quarter of 2003, $84 of these charges were reversed as certain severance benefits were overestimated. There are no further TennCare® related severance charges planned or expected.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of quarterly financial information for fiscal 2003 and 2002 is as follows:

NOTE 18- SUBSEQUENT EVENT SETTLEMENT

      On March 1, 2004 the Company reached a tentative settlement with E. David Corvese, the founder and a former officer and director of the Company under which the Company would pay Mr. Corvese $950 and either extend the term of its existing lease or purchase the real property at which one of the Company's facilities is located, the value of which would be determined by a certified real estate appraiser. Mr. Corvese sued the Company in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee and a declaration that he is not obligated to repay the Company for legal fees, costs and expenses previously advanced by the Company to him to defend those claims and charges. The Company answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses. However, after considering the substantial costs of proceeding with this litigation and the significant management time and attention that would be required, the Company believes that a settlement at this time would be in the Company's and its stockholders' best interest. The settlement was reached after the balance sheet date but prior to the issuance of the financial statements. Accordingly, the Company recorded a pre-tax charge of $950 at December 31, 2003.

      The Company believes that it has rights of recovery for amounts paid in this settlement against third parties. The Company is exploring its rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders' best interests. The settlement is subject to documentation and approval by MIM's Board and, if finalized, would include both parties' full release of the other.

NOTE 19- SUBSEQUENT EVENT (UNAUDITED)

      On February 2, 2004, the Company announced that it has acquired Natural Living, Inc., a specialty pharmaceutical provider, based in New York City for $15 million. Natural Living's 2003 annual revenues were approximately $40 million and the acquisition is expected to be slightly accretive in 2004. The acquisition will be accounted for under the purchase method of accounting and will be consolidated starting in February, 2004. The Company has not yet completed the evaluation and allocation of the purchase price as the appraisals associated with the valuation of certain tangible assets are not yet complete. The Company may be required to pay up to $3,000 of additional cash consideration subject to specific performance targets by the end of the first year following the acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The information required by this item has been previously reported by the Company in a Current Report on form 8-K filed with the Commission on May 29, 2002.

Item 9A. Controls and Procedures

      The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in the Company's internal controls over financial reporting occurred during the fourth quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 29, 2004 in connection with the Company's 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 29, 2004 in connection with the Company's 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 29, 2004 in connection with the Company's 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 29, 2004 in connection with the Company's 2004 Annual Meeting of Stockholders.

PART IV Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(A)	Documents Filed as Part of this Report
		Page
1.	Financial Statements
	Report of Independent Auditors	25
	Consolidated Balance Sheets as of December 31, 2003 and 2002	27
	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	28
	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	29
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	30
	Notes to Consolidated Financial Statements	32

2.	Financial Statement Schedules
	Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	47

All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits
Exhibit Number	Description	Location

2.1	Agreement and Plan of Merger by and Among MIM Corporation, CMP Acquisition Corp., Continental Managed Pharmacy Services, Inc. and Principal Shareholders dated as of January 27, 1998	(1) (Exh. 2.1)
3.1	Amended and Restated Certificate of Incorporation of MIM Corporation.	(2) (Exh. 3.1)
3.2	Amended and Restated By-Laws of MIM Corporation	(3)
4.1	Specimen Common Stock Certificate	(1) (Exh. 4.1)
10.1	Indemnity letter from MIM Holdings, LLC dated August 5, 1996.	(2) (Exh. 10.36)
10.2	Employment Agreement between MIM Corporation and Richard H. Friedman dated as of December 1, 1998.	(4) (Exh.10.14)
10.3	Employment Agreement between MIM Corporation and Barry A. Posner dated as of March 1, 1999	(4) (Exh.10.17)
10.4	Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(2) (Exh. 10.34)
10.5	Registration Rights Agreement-V between MIM Corporation and Richard H. Friedman and Leslie B. Daniels dated July 31, 1996	(2) (Exh. 10.35)
10.6

Amendment No. 1 dated August 12, 1996 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996

(5) (Exh.10.29)
10.7

Amendment No 2 dated June 16, 1998 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996

(4) (Exh.10.31)
10.8	Lease between Alchemie Properties, LLC and Pro-Mark Holdings, Inc., dated as of December 1, 1994.	(2) (Exh. 10.27)
10.9	Lease Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated April 23, 1997.	(6) (Exh.10.41)
10.10	Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated as of April 23, 1997.	(6) (Exh.10.42)
10.11	Lease Amendment and Extension Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated December 10, 1997	(6) (Exh.10.43)

10.12	Lease Amendment and Extension Agreement-II between Mutual Properties Stonedale L.P. and MIM Corporation dated March 27, 1998.	(6) (Exh.10.44)
10.13	Lease Agreement between Mutual Properties Stonedale L.P. and Pro-Mark Holdings, Inc., dated December 23, 1997	(6) (Exh.10.45)
10.14	Amendment No. 1 to Employment Agreement, dated as of October 11, 1999 between MIM Corporation and Richard H. Friedman	(7) (Exh.10.60)
10.15	Form of Performance Shares Agreement	(7) (Exh.10.61)
10.16	Form of Performance Units Agreement	(7) (Exh.10.62)
10.17	Form of Non-Qualified Stock Option Agreement*	(7) (Exh.10.63)
10.18	Corporate Integrity Agreement between the Office of the Inspector General of the Department of Health and Human Services and MIM Corporation, dated as of June 15, 2000	(8) (Exh. 10.2)
10.19	Loan and Security Agreement, dated November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC.	(9) (Exh. 10.1)
10.20	Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease Management Associates LLC and MIM Funding LLC.	(9) (Exh. 10.2)
10.21	Lease Agreement, dated as of February 24, 2000, by and between American Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(10) (Exh. 10.68)
10.22	First Lease Amendment, dated as of February 24, 2000, by and between American Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(10) (Exh. 10.69)
10.23	Lease Agreement, dated as of July 22, 1996, by and between American Disease Management Associates, LLC ("ADIMA") and Regent Park Associates.	(10) (Exh. 10.70)
10.24	First Amendment of Agreement of Lease, dated as of June 15, 1999, by and between ADIMA and Five Regent Park Associates.	(10) (Exh. 10.71)
10.25	Second Amendment of Agreement of Lease, dated as of February 11, 2000, by and between ADIMA and Five Regent Park Associates.	(12) (Exh. 10.72)
10.26	Asset Purchase Agreement, dated April 4, 2001 among Continental Managed Pharmacy Services Inc., Community Prescription Service, Inc., and its Stockholders	(11) (Exh. 10.74)
10.27

Purchase Agreement among American Disease Management Associates, L.L.C., its Members and Certain Related Partners, MIM Health Plans, Inc. and the Registrant, dated as of August 3, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed August 10, 2000).

(12) (Exh. 4.2)
10.28

Registration Rights Agreement between the Registrant and Livingston Group LLC dated as of August 3, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed August 10, 2000).

(12) (Exh. 4.3)

10.29	Employment letter, dated as of June 19, 2001, between MIM Health Plans, Inc and Michael Sicilian	(13) (Exh. 10.77)
10.30	Purchase Agreement, dated as of January 9, 2002, among Vitality Home Infusion Services, Inc., Marc Wiener, Barbara Kammerer and MIM Corporation	(14) (Exh. 2.1)
10.31	Lease Agreement, dated as of January 31, 2002, between Bar-Marc Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc., as Tenant	(15) (Exh. 10.49)
10.32	Guaranty of Lease Agreement, dated January 31, 2002, made by the Company in favor of Bar-Marc Realty, LLC	(15) (Exh. 10.50)
10.33	Employment Letter, dated October 15, 2001, between the Company and Russel J. Corvese	(15) (Exh. 10.51)
10.34	Amendment to Employment Agreement entered into as of September 18, 2002 by and between the Company and Barry A. Posner.	(16)
10.35	Amendment to Employment Agreement effective as of December 31, 2001 by and between the Company and Richard H. Friedman.	(16)
10.36	Employment Letter, dated October 1, 2002, between the Company and James S. Lusk.	(16)
10.37	Third Amendment of Agreement of Lease, dated June 24, 2002, between Five Regent Park Associates and American Disease Management Associates.	(16)
10.38	Second Amendment and Consent, dated as of January 31, 2002, to the Receivable Purchase and Transfer Agreement, dated as of November 1, 2000	(16)
10.39	Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, each of the parties named on Schedule I thereto, MIM Funding LLC and HFG Healthco-4 LLC	(16)
10.40	Amended and Restated 1996 Non-Employee Director's Stock Incentive Plan (effective April 17, 2002)	(17)
10.41	Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company	(18)
10.42	Extension Agreement, dated as of June 30, 2003, to the Receivables Purchase and Transfer Agreement dated as of November 1, 2000, among Scrip Solutions, Inc., each of the parties named on Schedule I to the Original RPTA and MIM Funding LLC and consented to by HFG Healthco-4 LLC	(19)
10.43	Extension Agreement, dated as of June 30, 2003, to the Loan and Security Agreement dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(19)
10.44	Amendment, dated January 28, 2004, to Employment Agreement, dated as of March 1, 1999, as amended to date, by and between MIM Corporation and Barry A. Posner.	(20)
10.45	Amendment, dated October 13, 2003, to Employment Letter Agreement entered into as of June 19, 2001, by and between Scrip Solutions, Inc. and Michael J. Sicilian.	(20)

10.46	Amendment, dated September 19, 2003, to Employment Letter Agreement entered into as of October 15, 2001, by and between Scrip Solutions, Inc. and Russel J. Corvese.	(20)
10.47	Lease Amendment and Extension Agreement, dated August 31, 2003, by and between Scrip Solutions, Inc. and Mutual Properties Stonedale LLC	(20)
21	List of Subsidiaries
23.1	Consent of Ernst and Young, LLP
23.2	Notice Regarding Consent of Arthur Andersen LLP
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James S. Lusk pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-4 (File No. 333-60647), as amended, which became effective on August 21, 1998.
(2)	Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996.
(3)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.
(4)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(6)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(7)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.
(8)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.
(9)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
(10)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(11)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.
(12)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 10, 2000.
(13)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.
(14)	Incorporated by reference to the indicated exhibit to the Company's Form 8-K filed on February 5, 2002.
(15)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(16)	Incorporated by reference to the indicated exhibit to the Company's Annual Report Form 10-K for the year ended December 31, 2002.
(17)	Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 24, 2002.

(18)	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company's Form 8-A/A dated December 4, 2002.
(19)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 13, 2003.
(20)	Filed with this Annual Report on Form 10-K

(B)	Reports on Form 8-K
Current Report on Form 8-K filed with the Commission on October 29, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

MIM CORPORATION /s/ James S. Lusk James S. Lusk Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard H. Friedman Richard H. Friedman	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2004

/s/ James S. Lusk James S. Lusk	Executive Vice President and Chief Financial Officer (principal financial officer)	March 15, 2004

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 15, 2004

/s/ Louis A. Luzzi Louis A. Luzzi, Ph.D.	Director	March 15, 2004

/s/ Richard A. Cirillo Richard A. Cirillo, Ph.D.	Director	March 15, 2004

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 15, 2004

/s/ Michael Kooper Michael Kooper	Director	March 15, 2004

/s/ Ronald Shelp Ronald Shelp	Director	March 15, 2004

/s/ Harold Ford Harold Ford	Director	March 15, 2004

/s/ Jack L. Salzman Jack L. Salzman	Director	March 15, 2004

EXHIBIT INDEX

(Exhibits being filed with this Annual Report on Form 10-K)

10.44	Amendment, dated January 28, 2004, to Employment Agreement, dated as of March 1, 1999, as amended to date, by and between MIM Corporation and Barry A. Posner.
10.45	Amendment, dated October 13, 2003, to Employment Letter Agreement entered into as of June 19, 2001, by and between Scrip Solutions, Inc. and Michael J. Sicilian.
10.46	Amendment, dated September 19, 2003, to Employment Letter Agreement entered into as of October 15, 2001, by and between Scrip Solutions, Inc. and Russel J. Corvese.
10.47	Lease Amendment and Extension Agreement, dated August 31, 2003, by and between Scrip Solutions, Inc. and Mutual Properties Stonedale LLC
21	List of Subsidiaries
23.1	Consent of Ernst and Young, LLP
23.2	Notice Regarding Consent of Arthur Andersen LLP
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of James S. Lusk pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002