Form 10-Q
period 2004-03-31
MIM CORP
filed 2004-05-10
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford, NY (Address of principal executive offices)	10523 (Zip Code)
(914) 460-1600 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
On May 3, 2004, there were outstanding 22,362,829 shares of the Company’s common stock, $.0001 par value per share.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (In thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

      These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission ("the Commission"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc. d/b/a Fair Pharmacy ("Fair Pharmacy"). Since that time, Fair Pharmacy has been consolidated in the Company's financial statements. At March 31, 2004, deferred taxes have been separated between short term and long term. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

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

Allowance for Doubtful Accounts

      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. Our primary collection risks are for patient co-payments and deductibles. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections. The Company continually reviews the estimation process and makes changes to estimates as necessary.

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

      The Company estimates the portion of those pharmacy rebates that are shared with plan sponsors and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid, typically on a quarterly basis, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company adjusts these estimates on a periodic basis based on changing circumstances such as contract modifications, product mix subject to rebates, and changes in the applicable formulary.

Revenue Recognition

      The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under: (i) fee-for-service agreements and (ii) capitated agreements.

      Fee-For-Service Agreements.    Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company's retail pharmacy network as well as through the Company's mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale ("POS") claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company's retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

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

      Co-payments.    When prescriptions are filled and the Company is the participating pharmacy, the Company is entitled to collect and retain co-payments from plan sponsors' members and record these receipts as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through its retail pharmacy networks, the Company is not entitled to retain these co-payments and accordingly does not account for them in its financial statements. Pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by the pharmacies.

Cost of Revenue

      Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with respect to product sales.

Income Taxes

      As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities.The resulting deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of the Company's management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

Disclosure of Fair Value of Financial Instruments

      The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their short-term nature.

Accounting for Stock-Based Compensation

      The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Stock-based compensation granted to non-employees is accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as well as Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services ("EITF 96-18").

      The fair value of the Company's compensation cost for stock option plans for employees and directors, had it been determined, in accordance with SFAS No. 123, would have been as follows for the three months ended:

6

      As pro forma compensation expense for options granted is recorded over the vesting period, future pro forma compensation expense may be greater as additional options are granted.

NOTE 2 - EARNINGS PER SHARE

      The following table sets forth the computation of basic income per common share and diluted income per common share:

NOTE 3 - OPERATING SEGMENTS

      The Company operates in two reportable segments: (1) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services.

      The PBM Services segment has revenue from one significant customer for the first quarter 2004 of $24,857, representing 17% of total revenue, compared to $21,375 or 13% for the same period in 2003.

      The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies discussed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTE 4 - ACQUISITIONS

      On February 2, 2004, the Company acquired all of the issued and outstanding stock of Fair Pharmacy, a specialty pharmaceutical provider located in the Bronx, New York for $15,000 in cash. Fair Pharmacy's estimated 2003 revenues were approximately $40,000. The acquisition enhances our HIV, Oncology and Hepatitis C disease categories and will be incorporated into our Specialty Management and Distribution segment. Direct expenses associated with the acquisition are estimated to be $535. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal and are subject to adjustment upon finalization of the valuation report. The assets purchased and liabilities assumed have been reflected in the Company's consolidated balance sheet as of February 2, 2004.

The following table sets forth the allocation of the purchase price as of March 31, 2004:

The following table sets forth the assets and liabilities assumed with the acquisition of Fair Pharmacy:

      Intangible assets consist of trademarks and non-compete agreements and will be amortized over their estimated useful life of four years. The excess of the purchase price over the fair value of the identifiable net assets acquired was allocated to goodwill that was assigned to the Specialty Management and Delivery Services segment. In the event certain financial performance objectives are achieved by December 31, 2004 additional consideration will be paid based on a percentage of Fair Pharmacy's actual 2004 earnings before income taxes, depreciation and amortization.

Fair Pharmacy Pro Forma Financial Information

      The following unaudited consolidated pro forma financial information for the three months ended March 31, 2003 has been prepared assuming Fair Pharmacy was acquired as of January 1, 2003, utilizing the purchase method of accounting, with certain pro forma adjustments for intangible amortization, interest expense, and income taxes. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred on January 1, 2003. This pro forma financial information is not intended to be a projection of future operating results.

      Had this acquisition taken place on January 1, 2004, consolidated sales and income would not have been significantly different from the 2004 quarterly reported amounts.

NOTE 5 - TREASURY STOCK

      On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. In the first quarter of 2003, the Company repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068. The Company made no repurchases in the first quarter of 2004.

NOTE 6 - SEVERANCE AND EXIT COSTS

      In association with a cost structure review related to the loss of the TennCare® PBM business, on June 23, 2003, the Company notified 28 employees employed in the PBM Services segment that their employment with the Company would be involuntarily terminated. As a result, on June 30, 2003 the Company recorded $617 of selling, general and administrative expenses for employee separation costs, primarily severance, in connection with the terminations.

      On September 3, 2003, an additional 27 employees were notified that their employment with the Company would be involuntarily terminated. As a result, the Company recorded $973 of selling, general and administrative expenses in the third quarter of 2003. The expenses were for employee severance and contract related termination payments of $623 and $350 respectively. All the employees left active payroll by October 31, 2003 and all liabilities were paid by March 31, 2004. There are no further TennCare® related severance charges expected.

NOTE 7 - LITIGATION MATTERS

      On March 1, 2004, we reached a tentative settlement with E. David Corvese, the founder and a former officer and director of the Company under which we would pay Mr. Corvese $950 and either extend the term of our existing lease or purchase the real property at which one of our facilities is located, the value of which would be determined by a certified real estate appraiser. Mr. Corvese sued us in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee and a declaration that he is not obligated to repay us for legal fees, costs and expenses previously advanced by us to him to defend those claims and charges. We answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses. However, after considering the substantial costs of proceeding with this litigation and the significant management time and attention that would be required, we believe that a settlement at this time would be in the best interest of us and our stockholders.

      We believe that we have rights of recovery for amounts paid in this settlement against third parties. We are exploring our rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders' best interests. The settlement is subject to documentation and approval by our Board and, if finalized, would include both parties' full release of the other.

      On August 13, 2003, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $2,600 for part of the alleged period at issue and may be amended as to other periods and the counterclaim seeks $319. We believe our adjudication of the claims in question satisfied the contract and complied in all respects with the parties' agreed procedures and intend to defend the matter vigorously.

      While management, including internal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur in either of these proceedings, there exists a possibility of a material adverse impact on the Company's net income in the period in which the ruling occurs.

NOTE 8 - CONCENTRATION OF CREDIT RISK

      The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivable during the applicable time period:

NOTE 9 - RECLASSIFICATIONS Certain amounts in the 2003 financial statements have been reclassified to conform to current year presentation.
* * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (this "Report").

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

Business Overview

      MIM is a pharmaceutical healthcare organization which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy related products and services to individual patients (or enrollees) ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services") and specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

      Our Specialty Management and Delivery Services programs are offered primarily to Members who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. These services include the distribution of biotech and other injectable and infusion prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors which in turn have a relationship with us.

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

      On February 2, 2004, we acquired all of the issued and outstanding stock of Natural Living, Inc. d/b/a Fair Pharmacy ("Fair Pharmacy"), a specialty pharmaceutical provider located in the Bronx, New York for $15 million in cash. Fair Pharmacy's estimated 2003 revenue was approximately $40 million. The acquisition enhances our HIV, Oncology and Hepatitis C disease categories and will be incorporated into our Specialty Management and Deivery Services segment. The acquisition is expected to be accretive for the year end December 31, 2004. The acquisition has been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Had this acquisition taken place on January 1, 2004, consolidated sales and income would not have been significantly different from the 2004 quarterly reported amounts.

      On March 26, 2004, we announced that the Centers for Medicare and Medicaid Services selected the Company as an approved national sponsor of two Medicare Discount Drug Card programs. Our Medicare-approved Drug Discount Card programs are called Freedom and Choice.

      Our discount drug card programs will include the following services for Medicare beneficiaries:

  Access to virtually all pharmacies in the United States through the Company's national pharmacy network;
  24-hour access to highly qualified pharmacists and customer service representatives;
  Drug Utilization Reviews, which identify potential drug interactions, duplicate drug therapies and many other drug safety alerts through Scrip Solutions' state-of-the-art on-line claims processing systems linked directly with pharmacies;
  Online access to our Scrip Solutions website, which will include program information and on-line application ability, starting in May 2004.

      On June 30, 2003, we received a notification from MedImmune, Inc., the manufacturer of Synagis®, that MIM was not selected to participate in the 2003/04 Synagis® Distribution Network.

TennCare® Relationship

      On May 27, 2003, we were notified that we were not selected as the single provider of all pharmacy benefits for the State of Tennessee's Bureau of TennCare® commencing July 1, 2003. We are still providing Specialty Management and Delivery Services to customers in Tennessee and are working to increase penetration in this market.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

      We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 99.5%, or $147.2 million, of our revenue for the three months ended March 31, 2004, and (ii) capitated agreements, which accounted for 0.5%, or $0.8 million, of our revenues for the three months ended March 31, 2004.

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

Allowance for Contractual Discounts

      We are reimbursed for the drugs and services we sell by various types of payors including insurance companies, Medicare and state Medicaid programs. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Rebates

      Manufacturers' rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on our latest forecasts. Should actual results differ, adjustments will be recorded in future earnings. In some instances rebate payments are shared with our managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.

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

Income Taxes

      As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within 12 months are classified as current assets.

Impairment of Long Lived Assets

      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management's belief that no such impairment existed as of March 31, 2004.

      Effective on January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill has discontinued, and goodwill is reviewed at least annually for impairment.

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

Indefinite-Lived Intangible

      Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform an annual impairment test for its indefinite-lived intangible (i.e., Tradename) which is recorded at $4.7 million at December 31, 2003. The impairment step is a one step process where the fair value is compared to the carrying value at least annually. If the estimated fair value is lower than the carrying value, an impairment charge is recorded for the difference.

      The determination of fair value of this intangible asset requires management to use estimates and assumptions of the future cash flows and discount rates. Changes to these estimates and assumptions could affect the estimated fair value.

      We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible that is carried at $4.7 million at March 31, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Accounting for Stock-Based Compensation

      We recognize stock-based compensation using the intrinsic value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recorded for employee stock-based awards issued at market value at the date such awards are granted. Stock-based compensation granted to non-employees is accounted for using the fair value method in accordance with SFAS No. 123.

Results of Operations

      The following table provides consolidated details of our results for the quarters ended March 31, 2004 and 2003:

      Revenues for the first quarter of 2004 were $148.1 million compared to $162.2 million in the first quarter of 2003. The decrease of $14.1 million was due to the loss of TennCare® PBM and Synagis® revenue which represented $34.5 million and $11.8 million, respectively, in the first quarter of 2003 and $0 in the first quarter of 2004. The lost TennCare® PBM and Synagis® revenues were more than offset by strong growth in both our PBM Services and Specialty Management and Delivery Services segments.

Specialty Management and Delivery Services

      The following table provides details for the Specialty Management and Delivery Services segment for the three month periods ended March 31, 2004 and 2003:

      Specialty Management and Delivery Services revenue increased $3.6 million in the first quarter of 2004 to $57.7 million, compared to revenue of $54.1 million for the same period last year. This increase includes the loss of $11.8 million in Synagis® sales revenue. Excluding Synagis®, the Specialty segment grew 37% over the prior year's period. Otherwise, we experienced growth in most of our disease state therapies. The two exceptions were wholesale oncology and Hepatitis C, the latter of which has declined consistent with national market trends. Growth in each of those disease states has been positively influenced by our inside and field sales forces; our comprehensive clinical programs and our newly acquired Specialty pharmacy, Fair Pharmacy. Sequentially, first quarter Specialty revenues grew 20% over the fourth quarter of 2003.

      Cost of revenue increased $2.5 million to $46.5 million in the first quarter of 2004 compared to the same period in 2003 commensurate with our overall growth.

      Gross profit increased $1.0 million to $11.2 million for the first quarter of 2004 compared to the same period in 2003. Gross profit percentage increased to 19.5% from 18.8% in the first three months of 2004 compared to the same period in 2003 due to the loss of Synagis® sales revenue, which were lower margin, and the inclusion of the results of Fair Pharmacy.

PBM Services

      The following table provides details for the PBM Services segment for the three month periods ended March 31, 2004 and 2003:

      PBM Services revenue decreased $17.7 million to $90.3 million for the first quarter of 2004 compared to $108.0 million for the first quarter of 2003. The decrease was due to the loss of TennCare® PBM revenue which represented $34.5 million in the first quarter of 2003. Excluding TennCare® PBM services revenue, PBM grew 23% to $90.3 in the current quarter compared to $73.5 million in the first quarter of 2003. The lost TennCare® PBM revenue was more than offset by strong growth in our existing PBM Services business, particularly, our traditional mail services business. The mail part of our PBM Services business in Columbus, Ohio, filled approximately 745,000 scripts during the first quarter of 2004 compared to approximately 625,000 for the same period a year ago.

      Cost of revenue decreased $15.0 million to $84.6 million in the first quarter of 2004 compared to the same period in 2003. The cost of revenue for the TennCare® PBM business was $31.7 million in the first quarter 2003. Gross profit decreased $2.7 million to $5.7 million in the first quarter of 2004 compared to the same period in 2003. The gross profit percentage decreased from 7.8% to 6.4% for the quarter ended March 31, 2004 compared with the same period in 2003.

Consolidated Results

      Selling, General and Administrative Expenses.    For the three months ended March 31, 2004, selling, general and administrative expenses ("SG&A") increased to $12.5 million, or 8.4% of revenue, from $12.2 million, or 7.5% of revenue, for the same period a year ago. These results include cost reductions, which were offset by continued investment in sales and marketing resources and the inclusion of the SG&A costs related to the operation of Fair Pharmacy.

      Amortization of Intangibles.    For the first quarter of 2004, we recorded amortization of intangibles of $0.6 million versus $0.4 million. The increase in 2004 was a result of the additional amortization resulting from the acquisition of Fair Pharmacy on February 2, 2004.

      Net Interest Expense.    Net interest expense was $0.2 million for the three months ended March 31, 2004 compared to $0.3 million for the same period in 2003.

      Provision for Income Taxes.    Tax expense for the first quarter of 2004 was $1.5 million, compared to $2.3 million for the same period last year. The effective tax rate for the first quarter of 2004 and 2003 was 40.0%, respectively. At December 31, 2003, we had remaining federal net operating losses ("NOLs") of $19.4 million, which will begin expiring in 2009. Our federal NOLs will not affect our effective tax rate when utilized since they were generated primarily as a result of the exercise by employees of non-qualified stock options in prior years. Net deferred income tax assets increased $4.7 million from March 31, 2003. The valuation allowance for the deferred income tax asset decreased $7.5 million from March 31, 2003. At December 31, 2003, our management concluded that the valuation allowance was no longer needed and the tax asset will more likely than not be realized based on our strong earnings history for the past three years and other positive factors. Hence, the total valuation allowance related to our NOLs net operating loss carryforwards generated from stock option exercises was reversed. The reversal was recorded directly to stockholders equity and did not affect net income or the effective tax rate. At March 31, 2004, deferred taxes have been separated between short term and long term. Prior period has been reclassified to conform to the current presentation. Depending on the period of time in which the deferred tax assets will be utilized they have been classed as long term or short term assets.

      Net Income and Earnings Per Share.    Net income for the first quarter of 2004 was $2.2 million, or $0.10 per diluted share, compared to net income of $3.4 million, or $0.15 per diluted share, for the same period last year. The decrease is principally due to the result of the factors enumerated above, including the TennCare® and Synagis® losses.

Liquidity and Capital Resources

      We utilize both funds generated from operations and available credit under the Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

      For the three months ended March 31, 2004, net cash used in operating activities totaled $6.9 million compared to net cash provided by operating activities of $5.5 million for the same period last year. For the first quarter, we had negative cash from operations of $6.9 million, due to a $6.0 million reduction in rebate share payable primarily related to a payment due with respect to the terminated TennCare® PBM business. We expect to make our final TennCare® PBM rebate payment, currently estimated to be approximately $2.5 million, related to the TennCare® program in the second quarter. While we expect to return to positive cash flows from operations in the second quarter of 2004, there can be no assurances that our cash flows will be positive by that date as a result of unforeseen matters affecting the timing of its collections and payment activities.

      Net cash used in investing activities during the three months ended March 31, 2004 was $14.6 million, due to the acquisition of Fair Pharmacy, compared to $0.8 million used in the same period in 2003.

      For the three months ended March 31, 2004, net cash provided by financing activities was $14.6 million compared to net cash used in financing activities of $9.1 million for the same period in 2003. There were $14.3 million of outstanding bank borrowings under our $45 million revolving credit facility (the "Facility") with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. ("HFG"), at March 31, 2004, a $13.6 million increase from the same period in 2003. Outstanding borrowings increased as a result of the acquisition of Fair Pharmacy.

      At March 31, 2004, we had working capital of $9.1 million compared to $20.3 million at December 31, 2003.

      The Facility has a three-year term secured by our receivables with interest paid monthly. It provides for borrowings of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. After the initial three-year term, the Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The Facility permits us to request an increase in the amount available for borrowing to up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.

      On February 2, 2004, we acquired all of the issued and outstanding stock of Fair Pharmacy for $15 million in cash. Direct expenses associated with the acquisition were $0.5 million. The acquisition was paid through the Facility. We expect to progressively pay down the credit facility over the next eighteen months. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

      We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Management and Delivery Services and PBM Services businesses, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

      At December 31, 2003, we had Federal net operating loss carry forwards ("NOLs") of approximately $19.4 million, which will begin expiring in 2009. Our federal NOLs will not affect our effective tax rate when utilized since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. However, we will receive the cash flow benefit from the reduction in our income tax liability when the remaining federal NOLs are utilized. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

      We expect our 2004 annual effective tax rate to be approximately 40%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Other Matters

Stock Repurchase Program

      On February 28, 2003, we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10 million of our common stock from time to time in the open market or in private transactions. As of March 31, 2004, we have used, in the aggregate, approximately $5.1 million of this authorization. The Board's current authorization supersedes the repurchase program adopted by us in 2001. We made no repurchases in the first quarter of 2004.

Regulatory Matters

      On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General ("OIG") released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance") designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM's in devising effective compliance programs. The Guidance provides the OIG's view of the fundamental elements of pharmaceutical manufacturer's compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. Our management believes that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

      On August 13, 2003, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $2,600 for part of the alleged period at issue and may be amended as to other periods and the counterclaim seeks $319. We believe our adjudication of the claims in question satisfied the contract and complied in all respects with the parties' agreed procedures and intend to defend the matter vigorously.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market risk for changes in interest relate primarily to our debt. At March 31, 2004 we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.

      At March 31, 2004, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

      Because management does not believe that our exposure to interest rate market risk is material at this time, we have not developed or implemented a strategy to manage this market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.

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

      During the most recent fiscal quarter, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
Exhibit 3.1

Amended and Restated Certificate of Incorporation of MIM Corporation (Incorporated by reference to the indicated exhibit to the Company's Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996)

	Exhibit 3.2	Amended and Restated By-Laws of MIM Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)
	Exhibit 10.1	Letter Agreement, dated January 28, 2004, between MIM Corporation and Alfred Carfora
	Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of James S. Lusk pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2004	MIM CORPORATION /s/ James S. Lusk James S. Lusk Chief Financial Officer

