Form 10-Q
period 2004-06-30
MIM CORP
filed 2004-08-09
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford, NY (Address of principal executive offices)	10523 (Zip Code)
(914) 460-1600 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
On August 2, 2004, there were outstanding 22,457,829 shares of the Company's common stock, $.0001 par value per share.

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

NOTE 1 - BASIS OF PRESENTATION

      These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively "MIM" or the "Company") filed with the U.S. Securities and Exchange Commission ("the Commission"). The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

Consolidation

      The consolidated financial statements include the accounts of MIM and its wholly-owned subsidiaries. On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc. d/b/a Fair Pharmacy ("Fair Pharmacy"). Since that time, Fair Pharmacy has been consolidated within the Company's financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Receivables

      Receivables include amounts due from plan sponsors under the Company's pharmacy benefit management ("PBM") agreements, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies, and amounts due from certain third party payors.

Allowance for Doubtful Accounts

      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. Our primary collection risks are for patient co-payments. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections. The Company continually reviews the estimation process and makes changes to estimates as necessary.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs for our traditional mail and specialty distribution operations.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets are as follows:

      Leasehold improvements and leased assets are amortized using a straight-line basis over the related lease term or estimated useful life of the assets whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repairs are expensed as incurred.

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

Revenue Recognition

      The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is derived under: (i) fee-for-service agreements and (ii) capitated agreements. Prescription drug revenue is offset by the rebates shared with plan sponsors.

      Fee-For-Service Agreements.    Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities, and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company's retail pharmacy network as well as through the Company's mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale ("POS") claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company's retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

      Revenue generated under PBM agreements is classified as gross or net by the Company based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors' members, and has other indicia of risk and reward, the Company includes payments from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors' network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees (and not the drug ingredient cost) as revenue.

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

      Co-payments.    When prescriptions are filled and the Company is acting as a participating pharmacy, in another PBM's or payor's pharmacy network the Company collects and retains co-payments from plan sponsors' members and records these receipts as revenue when the amounts are deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in the Company's retail pharmacy networks, the Company is not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments in its financial statements. Pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.

Cost of Revenue

      Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with respect to product sales.

Income Taxes

      As part of the process of preparing the Company's consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in the Company's consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of the Company's management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

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

      The Company's compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the three and six months ended:

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

      The PBM Services segment has revenue from two significant customers representing $24,624, or 16% of total revenue, and $25,795, or 17% of total revenue, respectively, for the three months ended June 30, 2004 compared to $24,155, or 15% and $19,845, or 12% of total revenue, respectively, for the same period last year. For the six months ended June 30, 2004, these two significant customers provided $49,481, or 16% of total revenue, and $49,960, or 17% of total revenue, respectively, compared and $45,530, or 14% of total revenue, and $37,233, or 11% of total revenue, respectively, for the same period in 2003. One of these significant customers also has revenue in the Specialty Management and Delivery Services segment consisting of $4,139, or 2% of total revenue, and $7,865, or 2% of total revenue, for the three and six months ended June 30, 2004, compared to $720, or 1% of total revenue, and $1,145, or 1% of total revenue, for the same periods last year.

      The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies discussed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTE 4 - ACQUISITIONS

      On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy ("Fair Pharmacy"), a specialty pharmaceutical provider located in the Bronx, New York for $15,000 in cash. The acquisition enhanced the Company's HIV, Oncology and Hepatitis C disease categories and has been incorporated into the Company's Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were $535. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in the Company's consolidated balance sheet as of February 2, 2004.

The following table sets forth the allocation of the purchase price as of June 30, 2004:

The following table sets forth the assets and liabilities assumed with the acquisition of Fair Pharmacy:

      Intangible assets consist of trademarks and non-compete agreements and will be amortized over their estimated useful life of three and five years, respectively. The excess of the purchase price over the fair value of the identifiable net assets acquired was allocated to goodwill that was assigned to the Specialty Management and Delivery Services segment. The goodwill acquired with Fair Pharmacy is expected to be tax deductible. In the event certain financial performance objectives are achieved by December 31, 2004 additional consideration will be paid based on a percentage of Fair Pharmacy's actual 2004 earnings before income taxes, depreciation and amortization. The additional consideration, if paid is estimated to be in the range of $2,000 to $4,000.

      Fair Pharmacy Pro Forma Financial Information

      The following unaudited consolidated pro forma financial information for the three and six months ended June 30, 2003 has been prepared assuming Fair Pharmacy was acquired as of January 1, 2003, utilizing the purchase method of accounting, with certain pro forma adjustments for intangible amortization, interest expense, and income taxes. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred on January 1, 2003. This pro forma financial information is not intended to be a projection of future operating results.

      Had this acquisition taken place on January 1, 2004, consolidated sales and income would not have been significantly different from the year to date 2004 reported amounts.

NOTE 5 - TREASURY STOCK

      On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. In the first quarter of 2003, the Company repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068. The Company has made no repurchases in 2004.

NOTE 6 - LITIGATION MATTERS

      On March 1, 2004, we reached a tentative settlement with E. David Corvese, the founder and a former officer and director of the Company under which we would pay Mr. Corvese $950 and either extend the term of our existing lease or purchase the real property at which one of our facilities is located, the value of which would be determined by a certified real estate appraiser. That appraisal was completed and the annual square foot value of that rental property was appraised at $12.00 per square foot. Mr. Corvese had previously sued us in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee and a declaration that he is not obligated to repay us for legal fees, costs and expenses previously advanced by us to him to defend those claims and charges. We answered the complaint denying that Mr. Corvese is entitled to indemnification and seeking repayment of the advanced fees, costs and expenses. However, after considering the substantial costs of proceeding with this litigation and the significant management time and attention that would be required, we believe that a settlement at this time would be in the best interest for our stockholders and us.

      We believe that we have rights of recovery for amounts paid in this settlement against third parties. We are exploring our rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders' best interests. The settlement is subject to documentation and approval by our Board and, if finalized, would include both parties' full release of the other.

      On August 13, 2003, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $5,900 plus interest and costs and may be further amended. The counterclaim seeks $319. We believe our conduct raised by the demand satisfied the contract and complied in all respects with the parties' agreement and intend to defend the matter vigorously.

      While management, including internal counsel, believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur in either of these proceedings, there exists a possibility of a material adverse impact on the Company's net income in the period in which the ruling occurs.

NOTE 7 - CONCENTRATION OF CREDIT RISK

      The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company's total revenues and/or accounts receivable during the applicable time period:

NOTE 8 - RECLASSIFICATIONS

      Certain amounts in the 2003 financial statements have been reclassified to conform to current year presentation.

NOTE 9 - SUBSUQUENT EVENT

      On August 9, 2004, the Company, through its wholly owned subsidiary, Corvette Acquisition Corp., a Delaware corporation ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chronimed, Inc., a Minnesota corporation ("Chronimed"), pursuant to which the Company would acquire Chronimed in a stock-for-stock transaction. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the "Merger"), Merger Sub would be merged with and into Chronimed, the separate corporate existence of Merger Sub would cease, and Chronimed would continue as a wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the Company would issue 1.025 shares of its common stock in exchange for each outstanding share of common stock of Chronimed (the "Exchange Ratio"). In addition, each outstanding option to purchase Chronimed common stock will be assumed by the Company and the exercise price and number of shares for which each such option is (or will become) exercisable will be adjusted based on the Exchange Ratio. The Company intends to account for this transaction as a business combination purchase with a total purchase price of approximately $100 million.

      The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and the Merger Agreement by the stockholders of MIM and the shareholders of Chronimed, the approval of the issuance of shares of common stock of the Company to be issued in the Merger by the shareholders of the Company, the expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, Securities and Exchange Commission clearance and other customary closing conditions. The parties anticipate that the transaction will be completed before the end of calendar year 2004.

* * * *

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (this "Report").

      This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to the Company's business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on the Company's business, future operating performance of the Company and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to the Company's business, increased competition from the Company's competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. Except as required by law, the Company does not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Business Overview

      MIM is a pharmaceutical healthcare organization, which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy-related products and services, to individual patients (or enrollees) ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services") and specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

      Our Specialty Management and Delivery Services programs are primarily offered to Members who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. These services include the distribution of biotech and other injectable and infusion prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, which in turn have a relationship with us.

      We offer Plan Sponsors a broad range of PBM Services designed to promote the cost-effective delivery of clinically appropriate PBM Services through our network of retail pharmacies and our own dedicated mail service distribution facility.

      As part of our PBM and Specialty Management and Delivery Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration.

      On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy ("Fair Pharmacy"), a specialty pharmaceutical provider located in the Bronx, New York for $15 million in cash. The acquisition enhanced the Company's HIV, Oncology and Hepatitis C disease categories and has been incorporated into the Company's Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in the Company's consolidated balance sheet as of February 2, 2004.

      On March 26, 2004, we announced that the Centers for Medicare and Medicaid Services selected the Company as an approved national sponsor of two Medicare Discount Drug Card programs. Our Medicare-approved Drug Discount Card programs are called "Freedom" and "Choice". We began enrollment for these discount cards on June 1, 2004 and currently have 9,600 members enrolled.

Synagis

      On June 30, 2003, we received a notification from MedImmune, Inc., the manufacturer of Synagis®, that MIM was not selected to participate in the 2003/04 Synagis® Distribution Network. Synagis® contributed revenue to the Specialty Management and Delivery Services segment of $1.9 million and $13.7 million for the quarter and six months ended June 30, 2003, respectively.

TennCare® Relationship

      On May 27, 2003, we were notified that we were not selected as the single provider of all pharmacy benefits for the State of Tennessee's Bureau of TennCare® commencing July 1, 2003. We are still providing Specialty Management and Delivery Services to customers in Tennessee and are working to increase penetration in this market. TennCare® contributed revenue to the PBM Services segment of $33.3 million and $67.8 million for the quarter and six months ended June 30, 2003, respectively.

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

Revenue Recognition

      We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 99.5%, or $153.3 million, of our revenue for the three months ended June 30, 2004, and 99.5%, or $300.6 million, of the Company's revenues for the six months ended June 30, 2004, and (ii) capitated agreements, which accounted for 0.5%, or $0.8 million, of our revenues for the three months ended June 30, 2004, and 0.5%, or $1.6 million, of the Company's revenues for the six months ended June 30, 2004. The rebate share paid to certain of our plan sponsors is recorded as a reduction of revenue.

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

Purchase Price Allocation

      We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management's judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

Income Taxes

      As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within twelve months are classified as current assets.

Impairment of Long Lived Assets

      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management's belief that no such impairment existed as of June 30, 2004.

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

Indefinite-Lived Intangible

      Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we are required to perform an annual impairment test for our indefinite-lived intangible asset (i.e., Tradename) which is recorded at $4.7 million at December 31, 2003. The impairment test compares the fair value of an intangible asset to the carrying value of that asset at least annually. If the estimated fair value of an intangible asset is determined to be lower than its carrying value, an impairment charge is recorded for the difference.

      The determination of fair value of intangible assets requires management to use estimates and assumptions of the future cash flows and discount rates. Changes to these estimates and assumptions could affect the estimated fair value.

      We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible asset that is carried at $4.7 million at June 30, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Results of Operations

      The following table provides details of the Company's consolidated results for the three and six months ended June 30, 2004 and 2003:

      Revenues for the second quarter of 2004 were $154.1 million compared to $161.2 million in the second quarter of 2003. The $7.1 million decrease was due to the loss of TennCare® PBM and Synagis® sales revenues which represented $33.3 million and $1.9 million, respectively, in the second quarter of 2003. The lost TennCare® PBM and Synagis® revenues were partially offset by growth in both the PBM Services and Specialty Management and Delivery Services segments of approximately $28.1 million.

      Revenues for the first half of 2004 were $302.2 million compared to $323.4 million in the first half of 2003. The $21.2 million decrease was due to the loss of TennCare® PBM and Synagis® sales revenue which represented $67.8 million and $13.7 million, respectively, in the first half of 2003. The lost TennCare® PBM and Synagis® revenues were partially offset by strong growth in both the PBM Services and Specialty Management and Delivery Services segments for the six month period of approximately $60.3 million.

Specialty Management and Delivery Services

      The following table provides details for the Specialty Management and Delivery Services segment for the three and six months ended June 30, 2004 and 2003:

      Specialty Management and Delivery Services revenue increased $14.2 million in the second quarter of 2004 to $60.5 million, compared to revenue of $46.2 million for the same period last year. This increase includes the loss of $1.9 million in Synagis® sales revenue. For the first six months of 2004, revenues increased $17.8 million to $118.2 million compared to revenues of $100.4 million for the same period in 2003. This increase includes the loss of $13.7 million in Synagis® sales revenue. While we experienced growth in most of our disease state therapies, wholesale oncology and Hepatitis C, declined consistent with what management believes to be national market trends. Our inside and field sales forces along with our comprehensive clinical programs and our newly acquired Specialty pharmacy, Fair Pharmacy, have positively influenced growth in each of these disease states. Sequentially, second quarter Specialty revenues grew 5% over the first quarter of 2004.

      Cost of revenue increased $13.8 million to $50.0 million in the second quarter of 2004 compared to the same period in 2003 commensurate with our overall growth. For the first six months of 2004, cost of revenue increased $16.4 million to $96.5 million compared to the same period in 2003.

      Gross profit increased $0.4 million to $10.5 million for the second quarter of 2004 compared to the same period in 2003. Gross profit percentage decreased to 17.4% from 21.9% in the second quarter of 2004 compared to the same period in 2003 as a result of reimbursement pressures on specialty drugs and contract changes that negatively impacted gross profit with some specialty clients. Management believes that long-term, these trends will continue. For the first half of 2004, gross profit increased $1.4 million to $21.7 million compared to the same period in 2003. Gross profit percentage decreased to 18.4% from 20.2% for the first six months of 2004 compared to the same period in 2003 resulting from reimbursement pressures on IVIG drugs and contract changes that negatively impacted the gross profit percentage with some specialty clients. These reimbursement pressures are part of an ongoing industry trend which may impact the gross profit in the future. The Company does not believe the described pricing pressure will have a material adverse affect on the Company.

PBM Services

      The following table provides details for the PBM Services segment for the three and six month periods ended June 30, 2004 and 2003:

      PBM Services revenue decreased $21.3 million to $93.7 million for the second quarter of 2004 compared to $115.0 million for the second quarter of 2003. The decrease was due to the loss of TennCare® PBM revenue which represented $33.3 million in the second quarter of 2003. For the first half of 2004, PBM Services revenue decreased $39.0 million to $184.0 million compared to the first half of 2003, due to the loss of TennCare® PBM revenue which represented $67.8 million in the first half of 2003. The lost TennCare® PBM revenue was more than offset by strong growth in our existing PBM Services business, particularly, our traditional mail services business. The mail part of our PBM Services business in Columbus, Ohio, filled approximately 804,000 scripts during the second quarter of 2004 compared to approximately 675,000 for the same period a year ago.

      Cost of revenue decreased $18.5 million in the second quarter of 2004 compared to the same period in 2003 and $33.5 million for the first six months of 2004. The cost of revenue for the TennCare® PBM business was $30.5 and $62.2 million, respectively, in the second quarter and first six months of 2003. Gross profit decreased $2.8 million to $6.4 million in the second quarter of 2004 and $5.5 million to $12.1 million for the first half of 2004 compared to the same periods in 2003. The gross profit percentage decreased from 8.0% to 6.8% for the quarter ended June 30, 2004 compared with the same period in 2003.

Consolidated Results

      Selling, General and Administrative Expenses.    For the three months ended June 30, 2004, selling, general and administrative expenses ("SG&A") decreased to $12.6 million, or 8.2% of total revenue, from $12.8 million, or 7.9% of total revenue, for the same period a year ago. For the first half of 2004, SG&A increased to $25.1 million, or 8.3% of total revenue, from $25.0 million, or 7.7% of total revenue, for the same period a year ago. The second quarter of 2003 included $0.6 million of restructuring charges related to TennCare®. The second quarter of 2004 includes a continued investment in sales and marketing resources as well as the costs related to the operation of Fair Pharmacy.

      Amortization of Intangibles.    For the second quarter and first half of 2004, the Company recorded amortization of intangibles of $0.8 million and $1.4 million, respectively, compared to $0.4 million and $0.9 million for the same periods in 2003. The increase in 2004 was a result of the additional amortization resulting from the acquisition of Fair Pharmacy on February 2, 2004.

      Net Interest Expense.    Net interest expense was $0.2 million for the three months ended June 30, 2004, and $0.4 million for the six months ended June 30, 2004, compared to $0.2 million and $0.5 million of net interest expense for the same periods in 2003.

      Provision for Income Taxes.    Tax expense for the second quarter and first six months of 2004 was $1.3 million and $2.8 million, respectively, compared to $2.3 million and $4.6 million for the same periods last year. The effective tax rate for these periods was 40.0%.

      Net Income and Earnings Per Share.    Net income for the second quarter of 2004 was $1.9 million, or $0.09 per diluted share, compared to net income of $3.5 million, or $0.16 per diluted share, for the same period last year. Net income for the six months ended June 30, 2004, was $4.1 million, or $0.18 per diluted share, compared to net income of $6.9 million, or $0.31 per diluted share, for the same period last year. The decrease is principally the result of the factors enumerated above, including the TennCare® and Synagis® losses.

Liquidity and Capital Resources

      We utilize both funds generated from operations and available credit under the Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

      For the six months ended June 30, 2004, net cash used in operating activities totaled $2.8 million compared to net cash provided by operating activities of $10.2 million for the same period last year. In the second quarter, we had positive cash from operations of $4.0 million, which year to date was offset by negative cash of $6.8 million in the first quarter of 2004 due to a $8.6 million reduction in rebate share payable primarily related to a payment due with respect to the terminated TennCare® PBM business. The second quarter positive cash flow was generated through collection of accounts receivable, as well as timing on cash payments to vendors and pharmacies.

      Net cash used in investing activities during the six months ended June 30, 2004 was $14.6 million, due to the acquisition of Fair Pharmacy, compared to $0.6 million used in the same period in 2003.

      For the six months ended June 30, 2004, net cash provided by financing activities was $10.5 million compared to net cash used in financing activities of $9.9 million for the same period in 2003. There were $10.6 million of outstanding bank borrowings under our $45 million revolving credit facility (the "Facility") with an affiliate of Healthcare Finance Group, Inc. ("HFG"), at June 30, 2004, a $15.2 million increase from the same period in 2003. Outstanding borrowings increased as a result of the acquisition of Fair Pharmacy.

      At June 30, 2004, we had working capital of $12.6 million compared to $20.2 million at December 31, 2003, primarily attributable to the use of cash and amounts available under the Company's line of credit to purchase Fair Pharmacy.

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

      On February 2, 2004, we acquired Fair Pharmacy for $15 million in cash. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition was paid with proceeds from the Facility. We expect to progressively pay down the credit facility over the next eighteen months. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital and other cash needs for at least the next 12 months.

      We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Management and Delivery Services and PBM Services businesses, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

      At December 31, 2003, we had Federal net operating loss carry forwards ("NOLs") of approximately $19.4 million, which will begin expiring in 2009. Our remaining federal NOLs will not affect our effective tax rate when utilized since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. However, we will receive the cash flow benefit from the reduction in our income tax liability when the remaining federal NOLs are utilized. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

      We expect our 2004 annual effective tax rate to be approximately 40%. This rate differs from the federal statutory rate of 35% primarily due to state taxes.

Other Matters

      On August 13, 2003, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $5.9 million plus interest and costs and may be further amended. The counterclaim seeks $319,000. We believe our conduct raised by the demand satisfied the contract and complied in all respects with the parties' agreement and intend to defend the matter vigorously.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market risk for changes in interest relate primarily to our debt. At June 30, 2004, we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.

      At June 30, 2004, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

Item 4.     Controls and Procedures

      Under the supervision of, and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on that evaluation the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's annual and periodic reports.

      During the most recent fiscal quarter, there has not occurred any change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

21

22

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2004	MIM CORPORATION /s/ James S. Lusk James S. Lusk, Chief Financial Officer

23