Form 10-Q
period 2004-09-30
MIM CORP
filed 2004-11-08
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-28740
MIM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0489664 (I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford, NY (Address of principal executive offices)	10523 (Zip Code)
(914) 460-1600 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
On November 3, 2004, there were outstanding 22,457,829 shares of the Company's common stock, $.0001 par value per share.

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

NOTE 1 - BASIS OF PRESENTATION

      These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively "MIM" or the "Company") filed with the U.S. Securities and Exchange Commission ("the Commission"). The unaudited consolidated financial statements have been prepared in accordance with US generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

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

Receivables

      Receivables include amounts due from plan sponsors under the Company's pharmacy benefit management ("PBM") agreements, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies, amounts due from certain third party payors, and patient co-payments.

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

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs for our traditional mail and specialty distribution operations. Included in inventory is a reserve for obsolete inventory.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company's assets are as follows:

      Leasehold improvements and leased assets are amortized using a straight-line basis over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repair costs are expensed as incurred.

Claims Payable

      The Company is responsible for all covered prescriptions provided to plan members during the contract period. Claims are continuously adjudicated through the Company's on-line adjudication system. These claims are paid to the individual pharmacies or pharmacy chains on a weekly basis.

Payables to Plan Sponsors

      Payables to plan sponsors represent the sharing of pharmaceutical rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain contracts, primarily in the PBM services segment.

      The Company estimates the portion of those pharmacy rebates that are shared with plan sponsors and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid, typically on a quarterly basis in arrears, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company adjusts these estimates on a periodic basis based on changing circumstances such as contract modifications, product mix subject to rebates, and changes in the applicable formulary.

Revenue Recognition

      The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company's retail pharmacy network or a pharmacy owned by the Company. Revenue is generally derived under fee-for-service agreements; however a non-material number of capitated agreements exist. Prescription drug revenue is offset by the rebates shared with plan sponsors.

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

      Revenue generated under PBM agreements is classified as gross or net by the Company based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors' members, and has other indicia of risk and reward, the Company includes payments (which includes the drug ingredient cost) from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors' network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees (and not the drug ingredient cost) as revenue.

      Capitated Agreements.    Capitated agreements with plan sponsors require the Company to provide covered pharmacy services to plan sponsors' members in return for a fixed fee per member per month paid by a plan sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. Currently, the Company does not believe that there are any expected loss contracts and there are no loss contract reserves recorded.

      Co-payments.    When prescriptions are filled and the Company is acting as a participating pharmacy in another PBM's or payor's pharmacy network, the Company collects and retains co-payments from plan sponsors' members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in the Company's retail pharmacy networks, the Company is not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments in its financial statements. Pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.

Cost of Revenue

      Cost of revenue includes pharmacy claims, fees paid to pharmacies and other direct and indirect costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain cost of revenue information with respect to product sales.

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

Disclosure of Fair Value of Financial Instruments

      The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and short-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to their fully liquid or short-term nature.

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

      The Company's compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the three and nine months ended September 30, 2004:

      As pro forma compensation expense for options granted is recorded over the vesting period of options, future pro forma compensation expense may be greater as additional options or awards are granted.

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

      The following table sets forth significant customer(s) by segment:

      The accounting policies applied to the business segments are the same as those described in the summary of significant accounting policies discussed in Note 2 of Notes to Consolidated Financial Statements in the Form 10-K.

NOTE 4 - ACQUISITIONS

Potential Acquisition - Chronimed

      On August 9, 2004 MIM Corporation, a Delaware corporation, together with its wholly owned subsidiary, Corvette Acquisition Corp., a Delaware Corporation ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chronimed Inc., a Minnesota corporation ("Chronimed"), pursuant to which MIM would acquire Chronimed in a stock-for-stock transaction. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the "Merger"), Merger Sub would be merged with and into Chronimed, the separate corporate existence of Merger Sub would cease, and Chronimed would continue as a wholly owned subsidiary of MIM. Pursuant to the Merger Agreement, MIM would issue 1.025 shares of its common stock in exchange for each outstanding share of common stock of Chronimed (the "Exchange Ratio"). In addition, each outstanding option to purchase Chronimed common stock will be assumed by MIM and the exercise price and number of shares for which each such option is (or will become) exercisable will be adjusted based on the Exchange Ratio.

      The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and Merger Agreement by the stockholders of MIM and the shareholders of Chronimed, the approval of the issuance of shares of common stock of MIM to be issued in the Merger by the shareholders of MIM, Securities and Exchange Commission clearance and other customary closing conditions. The parties anticipate that the transaction will be completed before the end of calendar year 2004.

      The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which can be found in the Company's Current Report on Form 8-K filed on August 9, 2004 with the Securities and Exchange Commission.

Natural Living Acquisition

      On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy ("Fair Pharmacy"), a specialty pharmaceutical provider located in Bronx, New York for $15,000 in cash. The acquisition enhanced the Company's HIV, Oncology and Hepatitis C disease therapies and has been incorporated into the Company's Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were $535. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in the Company's consolidated balance sheet as of February 2, 2004.

      The following table sets forth the allocation of the purchase price as of September 30, 2004:

The following table sets forth the assets and liabilities assumed in the acquisition of Fair Pharmacy:

      Intangible assets consist of trademarks and non-compete agreements and will be amortized over their estimated useful life of three and five years, respectively. The excess of the purchase price over the fair value of the identifiable net assets acquired was allocated to goodwill that was assigned to the Specialty Management and Delivery Services segment. The goodwill acquired with Fair Pharmacy is expected to be tax deductible. In the event certain financial performance objectives are achieved in December 31, 2004 additional consideration will be paid based on a percentage of Fair Pharmacy's actual 2004 earnings before income taxes, depreciation and amortization. The additional consideration, if paid, is estimated to be in the range of $2,000 to $3,000.

      Fair Pharmacy Pro Forma Financial Information

      The following unaudited consolidated pro forma financial information for the three and nine months ended September 30, 2003 has been prepared assuming Fair Pharmacy was acquired as of January 1, 2003, utilizing the purchase method of accounting, with certain pro forma adjustments for amortization of intangibles, interest expense, and income taxes. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred on January 1, 2003. This pro forma financial information is not intended to be a projection of future operating results.

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

NOTE 6 - LITIGATION MATTERS

      During the third quarter of 2004, we reached a definitive settlement with E. David Corvese, the founder and a former officer and director of the Company under which we would pay Mr. Corvese $950 and extend the term of our existing lease at which one of our facilities is located, at a fair market rent. Mr. Corvese had previously sued us in Delaware Chancery Court seeking indemnification of $2.4 million he paid to settle certain claims and charges of the federal government and State of Tennessee and a declaration that he is not obligated to repay us for legal fees, costs and expenses previously advanced by us to him to defend those claims and charges. The Company did not believe that Mr. Corvese was entitled to indemnification or that legal fees should not have been repaid. However, given the substantial costs of proceeding with the litigation and the management time and attention that would have been required in continuing to defend against the lawsuit, the Company believed that this settlement was in the best interests of the Company and its stockholders.

      We believe that we have rights of recovery for amounts paid in this settlement against third parties. We are exploring our rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders' best interests.

      On August 13, 2003, Value Behavioral Health of Texas, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $5,900 plus interest and costs and may be further amended. The counterclaim seeks $319. We believe our conduct raised by the demand satisfied the contract and complied in all respects with the parties' agreement and intend to defend the matter vigorously. We received notice of termination of Value Behavioral Health Of Texas's PBM contract effective November 30, 2004. We do not believe that the termination of that PBM contract will have a material, adverse effect on the Company's business, operations or financial condition.

      While management, including internal counsel, believes that the ultimate resolution of this proceeding will not have a material adverse effect on our financial position, litigation is subject to inherent uncertainties. If an unfavorable ruling was to occur in this proceeding, there exists a possibility of a material adverse impact on the Company's net income in the period in which the ruling occurs.

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
* * * *

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K") of MIM Corporation ("MIM") and subsidiaries (collectively with MIM, the "Company") filed with the U.S. Securities and Exchange Commission (the "Commission"), as well as the Company's unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (this "Report").

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

Business Overview

      The Company is a pharmaceutical healthcare organization, which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy-related products and services, to individual patients (or enrollees) ("Members") receiving health benefits, principally through health insurers, including HMO's, indemnity plans and PPO's, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, "Plan Sponsors"). These services are organized under two reportable operating segments: pharmacy benefit management and mail services (collectively, "PBM Services") and specialty pharmacy distribution and clinical management services ("Specialty Management and Delivery Services").

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

      On August 9, 2004 MIM Corporation, a Delaware corporation, together with its wholly owned subsidiary, Corvette Acquisition Corp., a Delaware Corporation ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Chronimed Inc., a Minnesota corporation ("Chronimed"), pursuant to which MIM would acquire Chronimed in a stock-for-stock transaction. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the "Merger"), Merger Sub would be merged with and into Chronimed, the separate corporate existence of Merger Sub would cease, and Chronimed would continue as a wholly owned subsidiary of MIM. Pursuant to the Merger Agreement, MIM would issue 1.025 shares of its common stock in exchange for each outstanding share of common stock of Chronimed (the "Exchange Ratio"). In addition, each outstanding option to purchase Chronimed common stock will be assumed by MIM and the exercise price and number of shares for which each such option is (or will become) exercisable will be adjusted based on the Exchange Ratio.

      The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and Merger Agreement by the stockholders of MIM and the shareholders of Chronimed, the approval of the issuance of shares of common stock of MIM to be issued in the Merger by the shareholders of MIM, Securities and Exchange Commission clearance and other customary closing conditions. The parties anticipate that the transaction will be completed before the end of calendar year 2004.

      The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which can be found in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission.

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

      On March 26, 2004, we announced that the Centers for Medicare and Medicaid Services selected the Company as an approved national sponsor of two Medicare Discount Drug Card programs. Our Medicare-approved Drug Discount Card programs are called "Freedom" and "Choice". We began enrollment for these discount cards on June 1, 2004 and currently have 76,000 members enrolled.

Synagis

      On June 30, 2003, we received a notification from MedImmune, Inc., the manufacturer of Synagis®, that MIM was not selected to participate in the 2003/04 Synagis® Distribution Network. Synagis® contributed revenue to the Specialty Management and Delivery Services segment of $13.7 million for the nine months ended September 30, 2003.

TennCare® Relationship

      On May 27, 2003, we were notified that we were not selected as the principal provider of all pharmacy benefits for the State of Tennessee's Bureau of TennCare® commencing July 1, 2003. We are still providing Specialty Management and Delivery Services to customers in Tennessee and are working to increase penetration in that market. TennCare® contributed revenue to the PBM Services segment of $67.8 million for the nine months ended September 30, 2003.

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

Revenue Recognition

      We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is derived under two types of agreements: (i) fee-for-service agreements, which accounted for 99.5%, or $160.7 million, of our revenue for the three months ended September 30, 2004, and 99.5%, or $461.3 million, of the Company's revenues for the nine months ended September 30, 2004, and (ii) capitated agreements, which accounted for 0.5%, or $0.8 million, of our revenues for the three months ended September 30, 2004, and 0.5%, or $2.4 million, of the Company's revenues for the nine months ended September 30, 2004. The rebate share paid to certain of our plan sponsors is recorded as a reduction of revenue.

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

Impairment of Long Lived Assets

      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management's belief that no such impairment existed as of September 30, 2004.

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

      We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible asset that is carried at $4.7 million at September 30, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Results of Operations The following table provides details of the Company's consolidated results for the three and nine months ended September 30, 2004 and 2003:

      Revenues for the third quarter of 2004 were $161.5 million compared to $129.6 million in the third quarter of 2003.

      Revenues for the first nine months of 2004 were $463.7 million compared to $453.0 million in the first nine months of 2003. The approximate $10.4 million revenue increase for the nine months ended September 30, 2004 reflects increased revenues in the both the Specialty Management and Delivery Services and PBM Services segments aggregating approximately $92 million offset by the loss of the 2003 TennCare® and Synagis® revenues of $67.8 million and $13.7 million respectively.

Specialty Management and Delivery Services

      The following table provides details for the Specialty Management and Delivery Services segment for the three and nine months ended September 30, 2004 and 2003:

      Specialty Management and Delivery Services revenue increased $21.0 million in the third quarter of 2004 to $65.6 million, compared to revenue of $44.6 million for the same period last year. For the first nine months of 2004, revenues increased $38.7 million to $183.7 million compared to revenues of $145.0 million for the same period in 2003. This increase includes the loss of $13.7 million in Synagis® sales revenue. This increase is a result of the extension of the geographic span of one of our Specialty contracts, and the first quarter acquisition of Fair Pharmacy. Sequentially, third quarter Specialty revenues grew 8% over the second quarter of 2004.

      Cost of revenue increased $19.4 million to $55.3 million in the third quarter of 2004 compared to the same period in 2003 commensurate with our overall growth. For the first nine months of 2004, cost of revenue increased $35.7 million to $151.7 million compared to the same period in 2003.

      Gross profit increased $1.6 million to $10.3 million for the third quarter of 2004 compared to the same period in 2003. Gross profit percentage decreased to 15.7% in the third quarter of 2004 compared to 19.5% in the same period in 2003 as a result of changes in our product mix with more volume in the injectable specialty medications, reimbursement pressures in the IVIG market, as well as renegotiated rates in a particular specialty contract. The new contract will increase revenues as a result of increased volume but decrease the gross profit on that contract. For the first nine months of 2004, gross profit increased $3.0 million to $32.0 million compared to the same period in 2003. Gross profit percentage decreased to 17.4% for the first nine months of 2004 compared to 20.0% for the same period in 2003, as a result of the reimbursement pricing pressures in the IVIG market and changes in product mix.

PBM Services The following table provides details for the PBM Services segment for the three and nine month periods ended September 30, 2004 and 2003:

      PBM Services revenue increased $10.9 million to $95.9 million for the third quarter of 2004 compared to $85.0 million for the third quarter of 2003 reflecting continued growth in sales volume. For the first nine months of 2004, PBM Services revenue decreased $28.1 million to $279.9 million compared to the first nine months of 2003, due to the loss of TennCare® PBM revenue which represented $67.8 million in the first nine months of 2003. The lost TennCare® PBM revenue was more than offset by growth in our existing PBM Services business, including our traditional mail services business. The mail order portion of our PBM Services business in Columbus, Ohio, filled approximately 2.4 million prescriptions during the first three quarters of 2004 compared to approximately 2.0 million for the same period a year ago.

      Cost of revenue increased $11.2 million in the third quarter of 2004 compared to the same period in 2003 and $22.4 million for the first nine months of 2004. The cost of revenue for the TennCare® PBM business was $62.2 million in the first nine months of 2003. Gross profit decreased $0.3 million to $6.4 million in the third quarter of 2004 and $5.7 million to $18.4 million for the first nine months of 2004 compared to the same periods in 2003. The gross profit percentage decreased from 7.9% to 6.7% for the quarter ended September 30, 2004 compared with the same period in 2003. The decrease in gross profit percentages reflects changes in our product mix as well as the termination of the TennCare® contracts.

      Effective November 30, 2004, one of the Company's larger PBM customers, Value Behavioral Health of Texas will terminate its relationship with the Company. We do not believe the termination of that PBM contract will have a material, adverse effect on the Company's business, operations or financial condition.

Consolidated Results

      Selling, General and Administrative Expenses.    For the three months ended September 30, 2004, selling, general and administrative expenses ("SG&A") increased to $12.8 million, or 8.0% of total revenue, from $12.6 million, or 9.7% of total revenue, for the same period a year ago. For the first nine months of 2004, SG&A increased to $37.9 million, or 8.2% of total revenue, from $37.6 million, or 8.3% of total revenue, for the same period a year ago. The third quarter of 2003 included $1.0 million of restructuring charges related to TennCare®. For the first nine months of 2003, restructuring charges related to TennCare® amounted to $1.6 million.

      Amortization of Intangibles.    For the third quarter and first nine months of 2004, the Company recorded amortization of intangibles of $0.8 million and $2.2 million, respectively, compared to $0.5 million and $1.4 million for the same periods in 2003. The increase in 2004 was a result of the additional amortization resulting from the acquisition of Fair Pharmacy on February 2, 2004.

      Net Interest Expense.    Net interest expense was $0.2 million for the three months ended September 30, 2004, and $0.6 million for the nine months ended September 30, 2004, compared to $0.2 million and $0.7 million of net interest expense for the same periods in 2003.

      Provision for Income Taxes.    Tax expense for the third quarter and first nine months of 2004 was $1.1 million and $3.9 million, respectively, compared to $0.8 million and $5.4 million for the same periods last year. The effective tax rate for these periods was 40.0%.

      Net Income and Earnings Per Share.    Net income for the third quarter of 2004 was $1.7 million, or $0.08 per diluted share, compared to net income of $1.3 million, or $0.06 per diluted share, for the same period last year. Net income for the nine months ended September 30, 2004, was $5.8 million, or $0.26 per diluted share, compared to net income of $8.2 million, or $0.36 per diluted share, for the same period last year. The decrease is principally the result of the factors enumerated above, including the TennCare® and Synagis® losses.

Liquidity and Capital Resources

      We utilize both funds generated from operations and available credit under the Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

      For the nine months ended September 30, 2004, net cash provided by operating activities totaled $0.9 million compared to $7.3 million for the same period last year. In the second and third quarters, we had positive cash from operations of $3.5 and $4.2, respectively, which year to date was offset by negative cash of $6.8 million in the first quarter of 2004 due to a $8.6 million reduction in rebate share payable primarily related to a payment due with respect to the terminated TennCare® PBM business. The third quarter positive cash flow was generated through collection of accounts receivable, as well as timing on cash payments to vendors.

      Net cash used in investing activities during the nine months ended September 30, 2004 was $15.3 million, primarily due to the acquisition of Fair Pharmacy, compared to $0.7 million used in the same period in 2003.

      For the nine months ended September 30, 2004, net cash provided by financing activities was $8.3 million compared to net cash used in financing activities of $9.6 million for the same period in 2003. There were $8.2 million of outstanding bank borrowings under our $45 million revolving credit facility (the "Facility") with an affiliate of Healthcare Finance Group, Inc. ("HFG"), at September 30, 2004, an $8.2 million increase from the same period in 2003. Outstanding borrowings increased over 2003 as a result of the acquisition of Fair Pharmacy.

      At September 30, 2004, we had working capital of $16.8 million compared to $20.3 million at December 31, 2003, primarily attributable to the use of cash and amounts available under the Company's line of credit to purchase Fair Pharmacy.

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

Other Matters

      On August 13, 2003, Value Behavioral Health of Texas, a current PBM Services customer demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. We have denied liability and counterclaimed for unpaid amounts. The demand seeks $5.9 million plus interest and costs and may be further amended. The counterclaim seeks $319,000. We believe our conduct raised by the demand satisfied the contract and complied in all respects with the parties' agreement and intend to defend the matter vigorously. We received notice of termination of that customer's PBM contract effective November 30, 2004. We do not believe that the termination of that PBM contract will have a material, adverse effect on the Company's business, operations or financial condition.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Our exposure to market risk for changes in interest relate primarily to our debt. At September 30, 2004, we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.

      At September 30, 2004, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

	Exhibit 3.2	Amended and Restated By-Laws of MIM Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)
	Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	Certification of James S. Lusk pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	Certification of James S. Lusk pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.
The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2004:
	Date of Report	Item(s) Reported
	August 9, 2004	5 and 7
	August 9, 2004	5 and 7
	September 22, 2004	5.02
	September 28, 2004	3.01 and 5.02

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 8, 2004	MIM CORPORATION /s/ James S. Lusk James S. Lusk, Chief Financial Officer

