Form 10-K
period 2004-12-31
MIM CORP
filed 2005-03-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 1-11993

MIM Corporation

(Exact name of registrant as specified in its charter)

05-0489664
Delaware	(I.R.S. Employer
(State of incorporation)	Identification No.)

100 Clearbrook Road, Elmsford NY	10523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 914-460-1600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $184,246,242 based on the closing price of the Common Stock on the Nasdaq National Market on such date.

On February 25, 2005 there were outstanding 22,551,368 shares of the registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Form 10-K.

PART I

     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2004;

•	our future sources of and needs for liquidity and capital resources;

•	our expectations regarding general economic and business conditions;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation;

•	our ability to maintain contracts and relationships with our customers;

•	our expectation regarding the consummation of our merger with Chronimed Inc., a Minnesota corporation (“Chronimed”); and

•	our ability to integrate successfully our operations with that of Chronimed, as a result of our proposed merger with Chronimed.

     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements.

     The forward-looking statements contained in this report and filed as exhibits reflect our views and assumptions only as of the date this report is signed. The reader should not place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

     We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1. Business

Overview

     We are a pharmaceutical healthcare organization, which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions to our customers. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy-related products and services, to individual patients (or enrollees) (“Members”) receiving health benefits, principally through health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare), and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as through third-party administrators. These services are organized under two operating segments: pharmacy benefit management and mail services (collectively, “PBM Services”) and specialty pharmacy distribution and clinical management services (“Specialty Management and Delivery Services”).

     We were incorporated in Delaware in 1996. Our principal executive offices are located at 100 Clearbrook Road, Elmsford, New York 10523. Our telephone number at that address is 914-460-1600.

     Our Specialty Management and Delivery Services are primarily provided to Members who are chronically ill, genetically impaired, or afflicted with potentially life threatening or debilitating diseases. These services include the distribution of biotech and other high cost injectable and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Management and Delivery Services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, who in turn have a relationship with us.

     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate PBM Services through our network of retail pharmacies and our own dedicated mail service distribution facility.

     As part of our PBM Services and Specialty Management and Delivery Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, retail pharmacy distribution, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration. All of these clinical services are described below in greater detail.

     On February 2, 2004, we acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy (“Fair Pharmacy”), a specialty pharmaceutical provider located in Bronx, New York, for $15 million in cash, plus a performance-based earn-out of $4.0 million paid after the first anniversary of the closing. The acquisition enhanced our HIV, Oncology and Hepatitis C disease categories and has been incorporated into our Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheet as of February 2, 2004.

     On March 26, 2004, we announced that the Centers for Medicare and Medicaid Services selected us as an approved national sponsor of two Medicare Discount Drug Card programs. Our Medicare-approved Drug Discount Card programs are called “Freedom” and “Choice”. We began enrollment for these discount cards on June 1, 2004 and currently have approximately 77,000 members enrolled.

     On August 9, 2004, through our wholly-owned subsidiary, Chronimed Acquisition Corp., a Minnesota corporation (“Merger Sub”), we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Chronimed pursuant to which we would acquire Chronimed in a stock-for-stock transaction. On January 3, 2005 we entered into Amendment No. 1 to the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger (the “Merger”), Merger Sub would be merged with and into Chronimed, the separate corporate existence of Merger Sub would cease, and Chronimed would continue as our wholly-owned subsidiary. Pursuant to the Merger Agreement, we would issue 1.12 shares of our common stock in exchange for each outstanding share of common stock of Chronimed (the “Exchange Ratio”). In addition, each outstanding option to purchase Chronimed common stock would be assumed by us and the exercise price and number of shares for which each such option is (or will become) exercisable would be adjusted based on the Exchange Ratio.

     The Merger is intended to constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and Merger Agreement by the shareholders of Chronimed, the approval by our stockholders of the issuance of the shares of common stock to be issued in the Merger and other customary closing conditions.

Specialty Management and Delivery Services

     We are a national provider of specialty pharmaceutical products and services with a geographic concentration in the Northeastern United States. These services are generally provided under the BioScrip® brand name. Our Specialty Management and Delivery Services segment distributes biotech and other high-cost injectable and infusible prescription medications, in addition to traditional tablets and capsules, and provides clinically focused case and therapy management programs to Members that are chronically ill, genetically impaired, or afflicted with potentially life threatening or debilitating diseases. Our specialty services and programs help to improve the quality of life for Members while managing Plan Sponsors’ drug spending through compliance and appropriate utilization. Our proprietary software and data management tools permit Plan Sponsors, biotech pharmaceutical manufacturers and physicians to (i) better manage healthcare outcomes; (ii) control prescription costs; and (iii) measure cost, utilization, prescribing and other pharmacy trends.

     We currently have programs in the following disease states: Crohn’s Disease, Gaucher’s Disease, Growth Hormone Deficiency, HIV/AIDS, Hemophilia, Hepatitis C, Immune Deficiency, Infertility, Multiple Sclerosis, Oncology, Psoriasis, Rheumatoid Arthritis, and Organ Transplant. These conditions generally require high cost therapies on a recurring basis and are complex and clinically challenging with the potential for serious side effects or adverse reactions.

     We offer the following clinical services:

     Pharmacy Case Management. We provide access to our pharmacy case management team (“PCM Team”), which is a specialized unit of skilled professionals including Pharmacists, Registered Nurses, Certified Pharmacy Technicians, Insurance Verification and Reimbursement Specialists, and Customer Service Representatives. The PCM Team is available via phone to both providers and patients 24 hours per day, seven days per week, 365 days per year. Each PCM Team member is cross trained in case management as well as in each of the individual disease states for which we have programs, in order to provide Plan Sponsors and their Members with a variety of basic services, including:

     Prior Authorizations. We assist in developing formal criteria and protocols for the effective management of specialty pharmaceutical care. Criteria are established and reviewed prior to the onset of a patient’s therapy to ensure appropriate prescribing and utilization, thereby managing a Plan Sponsors’ drug spend accordingly.

     Infusion Therapy. We also distribute and administer high cost specialty infusion therapies to Members principally requiring immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike the other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.

     Therapy Assessment and Compliance Monitoring. The PCM Team collectively tracks the patient’s progress and initiates reminders, reinforcements and non-compliance alerts to both physicians and the patient. The PCM Team is responsible for understanding compliance risks and coordinating the support necessary to maximize the Member’s treatment.

     Patient Enrollment. The PCM Team is the main point of contact for both physicians and Members during the enrollment process. PCM Team members are responsible for identifying immediate Member needs, triggering important Member and physician mailings and following through on the enrollment process and delivery of the initial prescription.

     Risk Assessment. Upon enrollment, the PCM Team assesses each new Member to determine his or her knowledge level, self-care ability and non-compliance risk. Depending on the results of this assessment, Members are classified and an appropriate monitoring program is selected and administered. Members are reassessed at appropriate times during their treatment as determined by the PCM Team.

     Education. Because each PCM Team member is trained in disease state management and treatment issues, PCM Team members serve as a valuable resource for both Members and physicians in answering questions pertaining to such topics as treatment side effects, self-administration and compliance issues.

     Coordinated Medication Delivery. Our pharmacies provide express (and often same-day) delivery of medications to the Member’s point of service, whether that is his or her home or a physician’s office. Special handling techniques and/or refrigeration (including shipping with dry-ice packing) are utilized in compliance with a manufacturer’s specific shipping and handling requirements. In addition to injectable medications, we also provide Sharps containers, syringes and ancillary supplies needed for the administration of a product. Express delivery via overnight courier is provided without additional charge to the PlanSponsor, patient or physician.

     Pharmacy Data Services. Our proprietary software and data management tools permit Plan Sponsors and drug manufacturers to access key industry measures, pre-analyzed, updated daily and delivered through secure internet based access. Business partners monitor these key measures associated with their membership to review the effectiveness and success of our BioScrip® programs and services. Pre-analyzed information includes disease state, diagnosis, clinical effectiveness and cost analysis. In addition we also build custom bio drug measurement and reporting systems to support specific customer projects.

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

     Unlike some of our competitors, which focus on particular pharmaceutical products within a limited number of chronic disease states, we offer numerous products and services for a broad number of disease states in order to permit patients freedom of choice in their physician’s selection of a particular prescription product as well as control over all pharmacy and medical expenditures in the most clinically appropriate manner.

     We currently utilize five locations for dispensing specialty drugs: Columbus, Ohio; Bronx, New York; Livingston, New Jersey; Roslyn Heights, New York; and Westchester, Pennsylvania. The Columbus facility has been utilized since January 2000. The Bronx facility has been utilized since February 2004, the acquisition date of Fair Pharmacy. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. (“Vitality”), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC (“ADIMA”), a New Jersey-based provider of specialty injectable and infusion therapy services. ADIMA recently completed the construction of a new dispensing facility in Westchester, Pennslyvania which has been utilized since November of 2004. The planned merger with Chronimed will further enhance our specialty distribution through their network of 27 StatScript retail pharmacies located throughout the continental United States.

PBM Services

     Our PBM Services offer Plan Sponsors and third party administrators a broad range of services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:

     Formulary and Benefit Design. We work closely with our Plan Sponsors to develop customized, flexible formulary and benefit plan designs to meet their specific program requirements. Formulary design can assist in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through two principal techniques: (i) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to their bio-equivalent brand name drug; and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. After a Plan Sponsor has established a formulary, rebates on brand name drugs are typically negotiated with drug manufacturers and are often shared with Plan Sponsors.

     Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have “no” formulary or an “open” formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals (such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs). As a result of rising pharmacy program costs, however, we believe that both public and private health plans have become increasingly receptive to controlling pharmacy costs by creating formularies which steer members to the lowest cost drug available with appropriate efficacy within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines. Once a Plan Sponsor decides to utilize a “restricted” or “closed” formulary, we actively involve our clinical staff with a Plan Sponsor’s Pharmacy and Therapeutics Committee (“P&T Committee”) to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor’s physicians, pharmacists and others, including independent health care professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor.

     The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, subject to certain limited exceptions. Benefit design and formulary parameters are managed through a point-of-sale (“POS”) claims processing system through which real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Overutilization of medication is monitored and managed through quantity limitations based upon nationally recognized standards and guidelines regarding maintenance versus non-maintenance therapy. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before more expensive therapies are covered are also established in collaboration with the relevant P&T Committee to control improper utilization of certain high-risk or high-cost medications.

     Clinical Services. Formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs (other than certain excluded products) when documented to be clinically appropriate for a particular Member. Since non-formulary drugs ordinarily are automatically rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular patient and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost non-preferred formulary or non-formulary drugs may be overridden through prior authorization or medical necessity procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are settled within 48 hours of request with complete information. Requests for, and appeals of denials of, coverage in those cases are handled by our staff of trained pharmacists, pharmacy techs and board certified pharmacotherapy specialists, subject to the Plan Sponsor’s ultimate authority over all such requests, determinations and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, we will authorize, without prior approval, short-term supplies of all medication unless specifically excluded by a Plan Sponsor.

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

     Disease Management. We design and administer programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases, such as diabetes and asthma. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under “Specialty Management and Delivery Services,” many of these same tools are used in delivering specialty pharmaceutical services and products.

     Behavioral Health Pharmacy Services. Several years ago, Plan Sponsors, particularly managed care organizations, recognized the specialized behavioral health needs of certain of their Members. As a result, many Plan Sponsors have “carved out” those afflicted with behavioral health issues into separately managed programs. We provide pharmaceutical-related services that encourage the proper and cost-effective utilization of behavioral health medications to Members within the segregated population. Through the development of provider education programs, utilization protocols and prescription dispensing evaluation tools, we have been able to integrate pharmaceutical behavioral or mental health therapies with other medical therapies to enhance patient compliance and minimize unnecessary or sub-optimal prescribing practices. These services are integrated into the Plan Sponsor’s package of behavioral health care products for marketing to private insurers, public managed care programs and other health providers.

     Pharmacy Dispensing Facility. We believe that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors’ Members by the use of mail service programs through our own proprietary pharmacy dispensing facility. We provide these mail services from a fully automated fulfillment facility in Columbus, Ohio. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords Plan Sponsors with the ability to reduce cost as compared to the more costly retail distribution of prescription products.

     Capitated Billing Arrangements. In addition to traditional fee-for-service billing arrangements, we have historically offered capitated fee billing arrangements to certain Plan Sponsors. A capitated fee arrangement permits a Plan Sponsor to incur a fixed fee per Member (a “capitated” program), effectively shifting the risk of managing the PBM Services program costs for that Plan Sponsor’s program to us. For the years ended December 31, 2004, 2003, and 2002, revenues generated from non-capitated billing arrangements represented 99.6%, 97.0%, and 90.9% of total revenues respectively. As such capitated arrangements represented less than 1% (0.4%) of total revenues for 2004 and 0.7% of PBM Services revenue.

Sales and Marketing

     In 2004 our sales organization was divided between a national managed care sales effort and regional and local sales activities to physicians, hospitals and clinics. The services offered nationwide were pharmacy benefit management, specialty pharmacy and mail order services. Regional and local sales efforts primarily in the Northeast, as well as other areas throughout the United States, also focused on retail, distribution and infusion services due to the fact that we maintain three of our distribution points in this area.

The TennCare® Relationship

     Historically, a significant portion of our revenue was derived from providing PBM Services in the State of Tennessee to managed care organizations participating in the State of Tennessee’s TennCare® program. On May 27, 2003 we were notified that commencing July 1, 2003, we would no longer be providing PBM Services to Plan Sponsors participating in the TennCare® program. For the years ended December 31, 2003 and 2002 TennCare® revenue was $67.8 million and $140.2 million, respectively. Gross profit from TennCare® PBM Services for the same periods was $5.6 million and $11.6 million, respectively. We are still providing Specialty Management and Delivery Services to TennCare® and other commercial customers in Tennessee and continue to work to increase penetration in that market.

MedImmune’s Restricted Synagis® Distribution

     On June 30, 2003, we were notified by MedImmune, Inc., the manufacturer of Synagis®, that we were not selected to participate in the 2003/04 Synagis® Distribution Network. Sales from Synagis® in 2003 and 2002 were $13.7 million and $14.6 million, respectively. The effect on operating and net income during those periods was minimal.

Competition

     We face substantial competition within the pharmaceutical healthcare services industry. This industry includes a number of large, well-capitalized companies with nationwide operations, such as Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Inc., MedImpact Healthcare Systems, Inc. and WellPoint Pharmacy Management, as well as many smaller organizations typically operating on a local or regional basis. In the Specialty Management and Delivery Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill and genetically impaired. These competitors include Accredo Health Inc. (which has recently announced that it has agreed to be acquired by Medco Health Solutions), CuraScript, Inc., a subsidiary of Express Scripts, Inc., and Priority Healthcare Corporation, as well as a number of the pharmacy benefit managers mentioned above. Some of our competitors are under common control with, or ownership by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals and/or the pricing of PBM Services and Specialty Management and Delivery Services. Some of our primary competitors have a substantially larger market share in each of our segments than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However we do not believe that we compete strictly on the selling price of particular products in either business segment; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs while providing high quality care.

     There has been significant consolidation among PBM’s and specialty pharmacy providers. We expect that there will be further consolidation in the future. It is uncertain what effect, if any, these consolidations will have on us or the industry as a whole.

     On January 30, 2004 Express Scripts, Inc. acquired CuraScript Pharmacy, Inc as well as CuraScript PBM Services, Inc. CuraScript is one of the nation’s larger specialty pharmacy services companies.

     On August 9, 2004, we announced the merger with Chronimed.

Financial Information about Segments

     The following table presents revenue and income from operations by segments. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements.

Segment Financial Information
(in thousands)

	For the years ended December 31,
	2004	2003	2002
Revenues:
PBM Services	$379,029	$395,527	$407,093
Specialty Management and Distribution Services	251,487	193,243	169,503

Total	$630,516	$588,770	$576,596

Income from operations:
PBM Services	$2,525	$4,126	$8,372
Specialty Management and Distribution Services	9,769	11,899	15,776

Total	$12,294	$16,025	$24,148

     For the years ended December 31, 2003 and 2002, TennCare® PBM revenues totaled $67.8 million and $140.2 million, respectively. PBM Services revenues without TennCare® were $327.7 million and $266.9 million for 2003 and 2002, respectively. As noted above we ceased providing PBM Services to TennCare® Plan Sponsors on July 1, 2003.

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

     In the second quarter of 2000, we entered into a global settlement agreement with the Office of Inspector General (the “OIG”), within the U.S. Department of Health and Human Services (“HHS”), and the State of Tennessee relating to certain civil and criminal charges brought against former officers of our predecessor company. We did not admit any wrongdoing in the global settlement agreement but agreed to enter into a corporate integrity agreement in order to ensure ongoing compliance with the requirements of Medicare, Medicaid and all other Federal health care programs. Under the terms of that agreement, we were required to and continue to maintain, among other things a corporate compliance program, conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and institute a formal reporting procedure to disclose possible violations of law to the OIG. In addition to these requirements, we must submit annual reports with respect to the status of our compliance activities. Although compliance with the corporate integrity agreement is designed to reduce the risk of violations of laws and regulations relevant to our business, we are required to report any such potential violations to the OIG and the U.S. Department of Justice. We are therefore subject to increased regulatory scrutiny and, if we commit legal or regulatory violations, may be subject to an increased risk of sanction or penalty, including suspension or exclusion from participation in the Medicare or Medicaid programs.

      On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM’s, in devising effective compliance programs. The Guidance provides the OIG’s view of the fundamental elements of pharmaceutical manufacturer’s compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

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

     However, various states have enacted laws and adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations. A number of state Medicaid programs prohibit the participation in those states by out-of-state mail service pharmacies.

     There are other statutes and regulations which may also affect our mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

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

     We dispense prescription drugs pursuant to orders received through our ScripPharmacy.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, Federal regulation by the United States Food and Drug Administration (the “FDA”), or another Federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or Federal regulation could apply to our operations, certain of our operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

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

     State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Pharmacists and pharmacy technicians employed at each of our dispensing locations must also satisfy applicable state licensing requirements.

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

     Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise need oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits us, by ensuring us access to all networks in those states.

     Legislation Imposing Plan Design Mandates. Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that Members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers (“freedom of choice” legislation), or provide that a Member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers (generally, HMOs and health insurers). If any such legislation was to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (as to plans governed by ERISA), certain of our operations could be adversely affected.

     Other states have enacted legislation purporting to prohibit health plans from requiring or offering Members financial incentives for use of mail order pharmacies.

     Anti-Kickback Laws. Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, group purchasing and personal services arrangements), federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of health care items or services paid for in whole or in part by Medicare or state health care programs (including Medicaid programs and Medicaid waiver programs). Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. Management carefully considers the importance of such “anti-kickback” laws when structuring our operations, and believes that we are in compliance therewith. Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties, including suspension or exclusion from Medicare and Medicaid programs or state-funded programs in the case of state enforcement.

     The Federal anti-kickback law has been interpreted broadly by courts, the OIG and administrative bodies. Because of the broad scope of those statutes, Federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion” or “switching” programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

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

     We believe that we are in compliance with the legal requirements imposed by the anti-remuneration laws and regulations, and we believe that there are material and substantial differences between drug switching programs that have been challenged under these laws and the generic substitution and therapeutic interchange practices and formulary management programs offered by us to our Plan Sponsors, since no remuneration or other incentives are provided to patients, pharmacists or others. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

     The Stark Laws. The Federal law known as “Stark II” became effective in 1995 and was a significant expansion of an earlier Federal physician self-referral law commonly known as “Stark I”. Stark II prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to an entity with which the physician, or an immediate family member of the physician, has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark laws standards contain certain exceptions for physician financial arrangements.

     Management carefully considers the importance of Stark II in structuring our sales and marketing arrangements and our operations and believes that we are in compliance therewith. Violation of the Stark II laws could subject us to civil and/or criminal penalties, including suspension or exclusion from Medicare and Medicaid programs or state-funded programs in the case of state enforcement.

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

     Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of Federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the Federal government has launched several initiatives aimed at uncovering practices, which violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action.

     Reimbursement. Approximately 29% of our revenues are derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the Federal anti-kickback laws and/or the Stark laws. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

     Legislation and Other Matters Affecting Drug Prices. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan (“most favored nation” legislation). Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. At least one state has enacted “unitary pricing” legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation has not yet been enacted in the states where our mail service pharmacies are located. Such legislation, if enacted in other states, could adversely affect our ability to negotiate discounts on our purchase of prescription drugs to be dispensed by the mail service pharmacies.

     Confidentiality, Privacy and HIPAA. Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual Members, including the disclosure of the confidential information to the Member’s health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes.

     On April 14, 2003 the final regulations issued by HHS regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) took effect. The Privacy Regulations are designed to protect the medical information of a health care patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). The Privacy Regulations apply directly to certain entities known as “covered entities,” which include Plan Sponsors and most health care providers. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their “business associates” to agree to certain restrictions regarding the use and disclosure of protected health information. The Privacy Regulations apply to protected health information maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose protected health information. In addition, the Privacy Regulations also give patients significant rights to understand and control how their protected health information is used and disclosed. Often, use and disclosure of protected health information must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Certain of our businesses are covered entities directly subject to the Privacy Regulations, and other of our businesses are “business associates” of covered entities, such as Plan Sponsors.

     Beginning on October 16, 2003 we became subject to compliance with the rules governing transaction standards and code sets issued by HHS pursuant to HIPAA (the “Transactions Standards”). The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common health care financing transactions, such as health care claims. Under the new Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transactions Standards apply to us in connection with submitting and processing health care claims. The Transactions Standards also applies to many of our payors and to our relationships with those payors. We are currently in compliance with the Transactions Standards.

     In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the “Security Standards”). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of PHI. The Security Standards must be complied with beginning on April 21, 2005. While we believe we currently have adequate safeguards in place to protect PHI, we are developing additional processes to enable us to implement security measures to comply with the Security Standards. We expect to be fully compliant by April 21, 2005.

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

     Consumer Protection Laws. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

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

     Antitrust Laws. Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and Federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to us of certain discounts, rebates and fees currently received in connection with our drug purchasing and formulary administration programs. In addition, to the extent that we, or an associated business, appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or Federal regulators or private parties.

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

Employees

     At February 10, 2005, we employed a total of 502 people, including 53 licensed pharmacists. Our employees are not represented by any union and, in our opinion, relations with our employees are satisfactory; however, the pending Merger has created uncertainty among employees as to their future employment status with us as our Merger integration plans evolve.

Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any reports, statements and other information filed by us at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are also available to the public at the web site maintained by the SEC, http://www.sec.gov.

     We make available, free of charge, through our web site, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC. The URL for our web site is www.mimcorporation.com.

Item 2. Properties

     Our corporate headquarters are located in leased office space in Elmsford, New York. We also lease commercial office space for our above-described operations in South Kingstown and Wakefield, Rhode Island; Columbus, Ohio; Livingston, New Jersey; Roslyn Heights; Bronx, New York and Westchester, Pennsylvania.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year reported on in this Form 10-K.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbol “MIMS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2003	First Quarter	$7.75	$4.52
	Second Quarter	$8.43	$5.25
	Third Quarter	$8.79	$6.10
	Fourth Quarter	$7.99	$5.52

2004	First Quarter	$8.15	$6.81
	Second Quarter	$9.80	$7.10
	Third Quarter	$9.14	$5.66
	Fourth Quarter	$6.95	$5.25

     As of February 25, 2005, there were 93 stockholders of record in addition to approximately 6,334 stockholders whose shares were held in nominee name. On February 25, 2005 the closing sale price of our Common Stock on Nasdaq was $6.83.

     We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

     During the three months ended December 31, 2004, we did not sell any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Item 6. Selected Consolidated Financial Data

     The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report.

	Year Ended December 31,
	(in thousands, except per share amounts)
Statement of Operations Data	2004	2003	2002		2001		2000

Revenues (1,2)	$630,516	$588,770	$576,596		$456,646		$338,171
Special charges and TennCare® reserve	—	—	(851	) (3)	(2,476	) (3)	—
Net income (loss) (4,5,6,7,8)	7,033	9,130	18,685		14,202		(1,823)
Net income (loss) per basic share	0.32	0.41	0.83		0.67		(0.09)
Net income (loss) per diluted share (9)	0.31	0.40	0.79		0.64		(0.09)
Weighted average shares outstanding used in computing basic income (loss) per share	22,245	22,164	22,616		21,273		19,930
Weighted average shares outstanding used in computing diluted income (loss) per share	22,702	22,640	23,563		22,289		19,930

		As of December 31,
	(in thousands)
Balance Sheet Data	2004	2003	2002	2001	2000

Cash and cash equivalents	$2,957	$9,428	$5,751	$12,487	$1,290
Investment securities		—	—	—	—
Working capital (deficit)	14,414	20,283	5,101	9,307	(11,184)
Total assets	186,472	171,191	182,231	139,819	120,401
Capital lease obligations, net of current portion	—	35	430	1,031	1,621
Stockholders’ equity	115,683	107,202	94,208	60,296	39,505

(1)	Beginning in 2001, as required by EITF No. 02-16, we adopted a new method of recording rebates received from manufacturers as a reduction of cost of revenue and rebates shared with Plan Sponsors as a reduction of revenue. Prior to 2001 we recorded the difference between rebates billed and the rebates shared with customers as a reduction of cost of revenue. For comparative purposes, the year 2000 has been reclassified to give effect to this change.

(2)	Revenue includes TennCare® PBM revenue of $67,814, $140,190, $141,903 and $130,388 for the years ended 2003, 2002, 2001 and 2000. Revenue also includes Synagis® revenue of $13,740 million, $14,644, $3,685 and $631 for the years ended December 31, 2003, 2002, 2001, and 2000, respectively. Both of these revenue sources ended in 2003.

(3)	In 1999, we recorded $6,029 of TennCare® reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership (“THP”), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. (“Xantus”). During 2001, we recorded a reserve adjustment credit of $980 to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. In the third quarter of 2001 and the first quarter of 2002, we recorded TennCare® reserve adjustments of $1,496 and $851, respectively, as a result of the collection of receivables from Xantus, which were previously reserved in 1999. There have been no changes in 2004 and the reserve remains $357.

(4)	Net income (loss) includes legal expenses for the defense of two former officers for the year 2000, in the amount of $2,700.

(5)	In the fourth quarter of 2000, we recorded a provision for loss of $2,300 on its investment in Wang Healthcare Information Systems.

(6)	Net income in 2003 includes a $0.6 million charge related to a settlement with our founder, E. David Corvese, and a restructuring charge of $0.9 million.

(7)	Net income in 2004 includes a $0.5 million charge related to a global settlement with Value Options of Texas, Inc.

(8)	Effective tax rate (see Management’s Discussion and Analysis for explanation of the change in the effective tax rate).

2004	2003	2002	2001	2000

38.8%	40%	20.0%	6.2%	0%

(9)	The net loss per common share for the year 2000 excludes the effect of common stock equivalents, as their inclusion would be antidilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements including the Notes thereto, included elsewhere in this Report. This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or “capitated” contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. Except as required by law, we do not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Business Overview

     We are a pharmaceutical healthcare organization, which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy-related products and services to individual patients (or enrollees) (“Members”) receiving health benefits, principally through health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare), and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as third-party administratrors. These services are organized under two operating segments: pharmacy benefit management and mail services (collectively, “PBM Services”) and specialty pharmacy distribution and clinical management services (“Specialty Management and Delivery Services”).

     Our Specialty Management and Delivery Services programs are primarily provided to Members who are chronically ill, genetically impaired, or afflicted with potentially life threatening or debilitating diseases. These services include the distribution principally of biotech and other injectable and infusion prescription medications and also include traditional medications in tablet and capsule form. We also provide pharmacy-related clinical management services, product administration and disease state programs. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, which in turn have a relationship with us.

     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate PBM Services through our network of retail pharmacies and our own dedicated mail service distribution facility.

     As part of our PBM Services and Specialty Management and Delivery Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration.

     On August 9, 2004, through our wholly-owned subsidiary, Chronimed Acquisition Corp., a Minnesota corporation (“Merger Sub”), we entered into the Merger Agreement with Chronimed pursuant to which MIM will acquire Chronimed in a stock-for-stock transaction. On January 3, 2005 we entered into Amendment No. 1 to the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, as amended, at the effective time of the Merger , Merger Sub will be merged with and into Chronimed, the separate corporate existence of Merger Sub will cease, and Chronimed will continue as a wholly-owned subsidiary of MIM. Pursuant to the Merger Agreement, as amended, we would issue 1.12 shares of our common stock in exchange for each outstanding share of common stock of Chronimed (the “Exchange Ratio”). In addition, each outstanding option to purchase Chronimed common stock will be assumed by us and the exercise price and number of shares for which each such option is (or will become) exercisable will be adjusted based on the Exchange Ratio.

     The Merger is intended to constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and Merger Agreement by the shareholders of Chronimed, the approval by our stockholders of the issuance of the shares of common stock to be issued in the Merger and other customary closing conditions.

     On February 2, 2004, we acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy (“Fair Pharmacy”), a specialty pharmaceutical provider located in Bronx, New York, for $15.0 million in cash, plus a performance-based earn-out of $4.0 million paid after the first anniversary of the closing. This contingent payment was recorded in December 2004. The acquisition enhanced our HIV, Oncology and Hepatitis C disease categories and has been incorporated into our Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheet as of February 2, 2004.

     On March 26, 2004, we announced that the Centers for Medicare and Medicaid Services selected us as an approved national sponsor of two Medicare Discount Drug Card programs. Our Medicare-approved Drug Discount Card programs are called “Freedom” and “Choice.” We began enrollment for these discount cards on June 1, 2004 and currently have approximately 77,000 members enrolled.

Critical Accounting Policies

     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

     We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is derived under two types of agreements: (i) fee-for-service agreements and (ii) capitated agreements. We do not anticipate entering into any material capitated PBM services arrangements in the future. The rebate share paid to certain of our Plan Sponsors is recorded as a reduction of revenue.

     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in our retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by us. Fee-for-service agreements accounted for 99.6%, or $627.8 million, 97.0%, or $571.3 million, and 90.9%, or $524.0 million, of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

     Revenue generated under PBM agreements is classified as either gross or net by us based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and have other indicia of risk and reward, we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require us to assume credit risk and act as a principal. If we merely act as an agent, and consequently administer plan sponsors’ network pharmacy contracts, we do not assume credit risk and record only the administrative fees (and not the drug ingredient cost) as revenue.

     Capitated Agreements. Our capitated PBM Services agreements with Plan Sponsors require us to provide covered pharmacy services to Plan Sponsors’ Members in return for a fixed fee per Member per month paid by the Plan Sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life as a result of increased utilization or changes in product mix, a reserve is established for these estimated losses at that time. There are currently no expected loss contracts, however, if historical patterns change, we may be required to estimate a loss contract accrual. Our largest capitated contract expired March 31, 2003 and the customer has been serviced on a fee-for-service basis since that time. We are not actively pursuing new capitated contracts and expect that the amount of revenue derived from such contracts will continue to decline. We have no capitated Specialty Management and Delivery Services agreements. Capitated agreements accounted for 0.4%, or $2.7 million, 3.0%, or $17.5 million, and 9.1%, or $52.6 million, of our revenue for the years ended December 31, 2004, 2003 and 2002, respectively.

     Co-payments. When prescriptions are filled in a pharmacy owned by us, we collect and retain co-payments from Plan Sponsors’ Members and record these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in our retail pharmacy networks, we are not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments in its financial statements. Pharmacy network co-payments are never billed or collected by us and we have no legal right or obligation to receive them as they are collected by our network pharmacies.

Allowance for Doubtful Accounts

     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor and the patient’s ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We continually review the estimation process and make changes to the estimates as necessary.

Allowance for Contractual Discounts

     We are reimbursed for the drugs and services we sell by Plan Sponsors and other payors including insurance companies, Medicare and state Medicaid programs. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Rebates

     Manufacturers’ rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on our latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with our managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.

Purchase Price Allocation

     We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management’s judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

Income Taxes

     As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within twelve months are classified as current assets. In 2002 and 2003 management reduced the valuation allowance for the Federal net operating loss carryforwards (“NOLs”) as it was determined that the tax asset will more likely than not be realized. All of the reversal of the valuation allowance in 2003 and a portion of such reduction in 2002 did not affect net income or the effective tax rate, as it related to NOLs resulting from stock option exercises, and accordingly, was recorded in stockholders equity.

     In addition, we have established, and periodically review and reevaluate, an estimated income tax reserve which is included in accrued expenses and other current liabilities on our consolidated balance sheet. This income tax reserve is for exposures related to matters such as nexus, and allocation of overhead costs across various Federal and state tax jurisdictions. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While we believe that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstance, it is possible that additional exposures exist and that the exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause us to either materially increase or reduce the carrying amount of our income tax reserve.

Impairment of Long Lived Assets

     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management’s belief that no such impairment existed as of December 31, 2004.

     Effective on January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill was discontinued, and goodwill is reviewed at least annually for impairment.

     We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have two reporting units and the fair values of both of the reporting units exceeded their carrying amounts resulting in no impairment charges in fiscal year 2004.

Indefinite-Lived Intangible

     Under the provisions of SFAS No. 142 we are required to perform an annual impairment analysis for our indefinite-lived intangible (i.e., Tradename) which has a book value of $4.7 million at December 31, 2004. The analysis compares the fair value of an intangible asset to the carrying value of that asset at least annually. If the estimated fair value of an intangible asset is determined to be lower than its carrying value, an impairment charge is recorded for the difference.

     The determination of fair value of this intangible asset requires management to use estimates and assumptions of the future cash flows and discount rates. Changes to these assumptions could affect the estimated fair value. We have tested fair value of this intangible asset during 2004, and determined it exceeded the carrying value.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible asset that is carried at $4.7 million at December 31, 2004. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Accounting for Stock-Based Compensation

     We account for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and as such, generally recognizes no compensation expense for employee stock options.

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005.

     We will adopt the fair-value-based method of accounting for share-based payments effective July 1, 2005. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. We are still evaluating the alternative methods available in calculating and adopting this standard, and has not yet reached a decision on which method to use. At this time it is not possible to estimate the impact the adoption of SFAS No. 123(R) will have on our future financial results.

Results of Operations

Consolidated

     The following table provides consolidated details of our results for the years ended December 31, 2004, 2003 and 2002:

Consolidated
($ in thousands)

	2004	Inc/(Dec)	2003	Inc/(Dec)	2002

Revenues	$630,516	7%	$588,770	2%	$576,596
Cost of revenues	$562,360	8%	$520,249	3%	$505,998

Gross profit	$68,156	(1%)	$68,521	(3%)	$70,598

Gross profit percentage	10.8%		11.6%		12.2%

Year ended December 31, 2004 vs. December 31, 2003

     Total revenue for the year ended December 31, 2004 increased 7% to $630.5 million from $588.8 million for the same period in 2003. This increase reflects increased revenues due to increased volume in both the Specialty Management and Delivery Services and PBM Services segments aggregating $123.3 million, offset by the loss of TennCare® PBM and Synagis® revenues.

     Total cost of revenue increased 8% to $562.4 million from $520.2 million for the year ended December 31, 2003. This is commensurate with the increase in revenues experienced in 2004.

     Gross profit for the year ended December 31, 2004 was $68.2 million representing a gross profit percentage of 10.8% compared to $68.5 million, or 11.6%, for the prior year. The reduction in the gross profit percentage reflects pricing pressures experienced in the Specialty Distribution market. We were adversely affected by pricing pressure particularly in IVIG purchases.

Year ended December 31, 2003 vs. December 31, 2002

     Total revenue for the year ended December 31, 2003 increased 2% to $588.8 million from $576.6 million for the same period in 2002. In 2003, our PBM relationship with the TennCare® program ended. In addition we ceased distributing Synagis® in the third quarter of 2003.

     Total cost of revenue increased 3% to $520.2 million from $506.0 million for the year ended December 31, 2002.

     Gross profit for the year ended December 31, 2003 was $68.5 million representing a gross profit percentage of 11.6% compared to $70.6 million, or 12.2%, for the prior year. The decrease in gross profit percentage from 2002 to 2003 is a result of increases in the sales of the lower margin injectable therapy programs in our Specialty Management and Delivery Services segment. In 2002 the percentage of infusion therapy was higher. Infusion therapy historically yields a higher gross profit percentage.

     See segment information below for further detail.

Non GAAP comparison

     As discussed in more detail above, in 2003 we lost the TennCare® PBM and Synagis® distribution portion of the business. There was no TennCare® PBM and Synagis® revenues in 2004, a partial year of TennCare® PBM and Synagis® in 2003 and a full year of both revenue streams in 2002. To better understand the trends in our business and for comparative purposes we believe the information contained in the table below provides a more accurate comparison of our year over year revenue, cost of revenue and gross profit.

     Excluding the results of TennCare® PBM and Synagis®, revenue grew $123.3 million, or 24%, to $630.5 million at December 31, 2004 compared to $507.2 million at December 31, 2003. Cost of revenue for 2004 was $562.6 million compared to $445.2 million for 2003. This resulted in gross profit, after adjustments, of $67.9 million for 2004, compared to $62.0 million for 2003, a 10% increase year over year.

     Revenue for the year ended December 31, 2003 increased 20% to $507.2 million from $421.8 million for the year ended December 31, 2002. This increase was a result of a larger customer base in both segments of the business, with corresponding higher volume. Cost of revenue increased commensurate with the increased volume in the business. Gross profit increased 7% to $62.0 million in 2003 from $57.9 million in 2002, after adjustments. The gross profit percentage decreased year over year due to the decrease in the percentage of higher margin IVIG infusion therapy sales included in the specialty segment.

		For the year ended December 31, 2004
				Without TennCare® and
	As Reported	TennCare®	Synagis®	Synagis®
Revenue	$630,516	$(2)	$—	$630,514
Cost of Revenue	$562,360	$232	$—	$562,592

Gross Profit	$68,156	$(234)	$—	$67,922
GP%	10.8%			10.8%

		For the year ended December 31, 2003
				Without TennCare® and
	As Reported	TennCare®	Synagis®	Synagis®
Revenue	$588,770	$(67,814)	$(13,740)	$507,216
Cost of Revenue	$520,249	$(62,238)	$(12,833)	$445,178

Gross Profit	$68,521	$(5,577)	$(907)	$62,037
GP%	11.6%			12.2%

		For the year ended December 31, 2002
				Without TennCare® and
	As Reported	TennCare®	Synagis®	Synagis®
Revenue	$576,596	$(140,190)	$(14,644)	$421,761
Cost of Revenue	$505,998	$(128,575)	$(13,561)	$363,863

Gross Profit	$70,598	$(11,616)	$(1,084)	$57,898
GP%	12.2%			13.7%

Specialty Management and Delivery Services

     The following table provides details for the Specialty Management and Delivery Services segment for the years ended December 31, 2004, 2003 and 2002.

Specialty Management and Delivery Services
($ in thousands)

	2004	Inc/(Dec)	2003	Inc/(Dec)	2002

Revenues	$251,487	30%	$193,243	14%	$169,503
Cost of revenues	209,325	35%	154,966	18%	130,990

Gross profit	$42,162	10%	$38,277	(1%)	$38,513

Gross profit percentage	16.8%		19.8%		22.7%

Year ended December 31, 2004 vs. year ended December 31, 2003

     Specialty Management and Delivery Services revenue increased $71.9 million in 2004 to $251.5 million, compared to revenue of $193.2 million in 2003. This increase was the result of the extension of the geographic span of one of our Specialty contracts, and the first quarter acquisition of Fair Pharmacy, offset by the loss of $13.7 million in Synagis® sales revenue.

     Cost of revenue increased $54.3 million to $209.3 million in 2004, compared to $155.0 in 2003. Gross profit increased $3.9 million to $42.2 million for the year ended December 31, 2004. Gross profit percentage declined to 16.8% in 2004 compared to 19.8% in 2003, as a result of reimbursement and pricing pressures in the IVIG market, as well as renegotiated rates in a particular specialty contract. We expect that these new rates will result in increased revenue as a result of higher volume but decreased gross profit on that contract.

Year ended December 31, 2003 vs. year ended December 31, 2002

      Specialty Management and Delivery Services revenue increased $23.7 million in 2003 to $193.2 million, compared to revenue of $169.5 million in 2002. This increase includes a $13.4 million decrease in revenue at the Roslyn Heights, NY dispensing facility over the prior year, as a result of a reduction in the wholesale oncology business and from the loss of distribution rights for Synagis®. The overall increase was due to continued growth in our injectable and infusion therapy programs, in particular Immune Deficiency, Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis and Growth Hormone therapies.

     Cost of revenue increased $24.0 million to $155.0 million in 2003, compared to $131.0 in 2002. Gross profit declined $0.2 million to $38.3 million for the year ended December 31, 2003. Gross profit percentage declined to 19.8% in 2003 compared to 22.7% in 2002, as a result of increased revenue in lower margin injectable therapy programs as well as decreased revenues and margin erosion at the Rosyln Heights, NY distribution center.

PBM Services

     The following table provides details for the segment for the years ended December 31, 2004, 2003 and 2002:

PBM Services
($ in thousands)

	2004	Inc/(Dec)	2003	Inc/(Dec)	2002

Revenues	$379,029	(4.2%)	$395,527	(2.8%)	$407,093
Cost of revenues	353,035	(3.4%)	365,283	(2.6%)	375,008

Gross profit	$25,994	(14.1%)	$30,244	(5.7%)	$32,085

Gross profit percentage	6.9%		7.6%		7.9%

Year ended December 31, 2004 vs. year ended December 31, 2003

     PBM Services revenue decreased $16.5 million to $379.0 million in 2004 compared to revenue of $395.5 million in 2003, due to the loss of TennCare® PBM revenue which represented $67.8 million in 2003. The lost TennCare® PBM revenue was offset by growth from our existing PBM Services business, including our traditional mail services business. The mail order portion of our PBM Services business in Columbus, Ohio filled approximately 3.2 million prescriptions in 2004 compared to approximately 2.7 million in 2003.

     PBM Services cost of revenue decreased $12.3 million to $353.0 million in 2004. The cost of revenue for the TennCare® PBM business was $62.2 million in 2003. Gross profit decreased $4.2 million to $26.0 million in 2004 compared to $30.2 million in 2003. The gross profit percentage decreased to 6.9% from 7.6% in 2003. The decrease in gross profit percentage reflects changes in our product mix as well as the termination of the TennCare® PBM contracts.

Year ended December 31, 2003 vs. year ended December 31, 2002

     PBM Services revenue decreased $11.6 million to $395.5 million in 2003 compared to revenue of $407.1 million in 2002, due to the loss of the TennCare® PBM business on July 1, 2003. The decrease was partially offset by growth in mail revenue and other existing PBM contracts. TennCare® PBM revenue in 2003 was $67.8 million compared to $140.2 million in 2002. Excluding the revenue from TennCare® revenues from PBM Services grew 23% in 2003.

     PBM Services cost of revenue decreased $9.7 million to $365.3 million in 2003. Gross profit decreased $1.9 million to $30.2 million compared to $32.1 million in 2002. The gross profit percentage decreased slightly from 7.9% to 7.6% compared to 2002. The decrease is primarily due to renewing a previously capitated contract on a fee for service basis, which generally has a lower margin, and lower rebates due to a change in the mix of certain drugs dispensed.

CONSOLIDATED RESULTS

Selling, General and Administrative Expenses

Selling, General & Administrative Expenses
($ in thousands)

	2004	Inc/(Dec)	2003	Inc/(Dec)	2002

Revenue	$630,516	7.1%	$588,770	2.1%	$576,596
Selling, general and administrative expenses	$52,843	4.4%	$50,633	10.4%	$45,877

SG&A as a % of revenue	8.4%		8.6%		8.0%

     For the year ended December 31, 2004, selling, general and administrative (“SG&A”) expenses increased to $52.8 million from $50.6 million for the year ended December 31, 2003, but decreased as a percentage of revenue to 8.4% for 2004 from 8.6% for 2003. SG&A expenses for the year ended December 31, 2004 included $0.9 million for the settlement of Value Options of Texas, Inc. and $0.1 million for noncapitalizable acquisition costs.

     In 2003, SG&A expenses increased $4.7 million, or 10.4%, to $50.6 million compared to $45.9 million in 2001. This increase was principally the result of increased investment in sales resources and expanded management to support the growth in the Specialty Management and Delivery Services business, a severance related charge of $1.5 million associated with the termination of 55 employees in the PBM Services segment, acquisition related expenses of $0.7 million and a $0.9 million charge for a tentative settlement with our founder and a former officer (see Other Matters). We did not pay bonus compensation for 2003, as certain internal financial goals were not achieved. Bonus compensation for 2002 was $0.9 million.

TennCare®Reserve Adjustments

     In 2002, the TennCare® reserve adjustment of $0.9 million was the result of the collection of previously reserved receivables from Xantus Healthplans of Tennessee, Inc.

Amortization of Intangibles

     For 2004, we recorded amortization of intangibles of $3.0 million compared to $1.9 million in 2003. The increase in 2004 was a result of the amortization of the intangibles acquired with the purchase of Fair Pharmacy on February 2, 2004.

     For 2003, we recorded amortization of intangibles of $1.9 million, compared to $1.4 million in 2002. The increase was primarily the result of a change in the estimated life of certain identifiable intangibles related to the Vitality acquisition. In the fourth quarter of 2002 we changed the life of the intangible assets acquired with the Vitality acquisition. The adjusted expected amortizable life of these assets range from three to ten years.

Interest Expense, Net

     Net interest expense has remained constant at $0.8 million for the years 2004, 2003 and 2002. Interest expense is primarily comprised of interest on the line of credit borrowings, interest paid for capital leases, offset by minimal interest income on excess cash invested overnight.

Provision for Income Taxes

     The provision for income taxes was $4.5 million for 2004 and $6.1 million for 2003. The effective tax rate was 38.8% in 2004 compared to 40.0% in 2003. The 2004 tax rate was positively impacted by state tax planning effectuated in 2004. At December 31, 2004, we had remaining Federal net operating losses (“NOLs”) of $16.7 million which begin expiring in 2011 and state net operating losses of $5.3 million with varying expiration dates. The state operating losses have a full valuation allowance recorded against them as there is uncertainty concerning our ability to utilize the state NOLs prior to expiration.

     The provision for income taxes was $6.1 million for 2003 and $4.7 million for 2002. The effective tax rate for 2003 was 40.0% compared to a 20.0% rate for 2002. In 2002 allowances on certain Federal NOLs were reversed, a portion of which affected the effective tax rate and the remainder of which related to stock option exercises and were adjusted through stockholders equity. At December 31, 2003, we had remaining Federal NOLs of $19.4 million, and state NOLs of $6.6 million. In 2003, Management evaluated the remaining valuation allowance for the Federal NOLs and concluded that the allowance was no longer needed as the tax asset will more likely than not be realized. Therefore, the total valuation allowance related to our Federal NOLs, all of which were generated from stock option exercises, was reversed. The reversal did not affect income or our effective tax rate.

Net Income and Earnings Per Share

     Net income for 2004 was $7.0 million, or $0.31 per diluted share, compared to net income of $9.1 million, or $0.40 per diluted share for 2003. The decrease is principally the result of the factors enumerated above, including the TennCare® and Synagis® losses, Value Options settlement and noncapitalizable acquisition costs.

     Net income for 2003 was $9.1 million, or $0.40 per diluted share, compared to net income of $18.7 million, or $0.79 per diluted share, for 2002. For the year ended 2003, net income included a charge of $0.9 million related to severance payments as well as a charge of $0.6 million for settlement with our founder and a former officer, as well as six months of TennCare® and Synagis®. The effective tax rate for 2003 was 40% compared to 20% for 2002. Average diluted shares outstanding for 2003 decreased by 1.0 million to 22.6 million shares, due to the repurchase of some of our common stock during the year.

Liquidity and Capital Resources

     We utilize both funds generated from operations and available credit under our Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

     For 2004, net cash provided from operating activities totaled $3.3 million compared to $14.3 million for 2003. The decrease in operating cash flows from 2004 to 2003 was the result of the delay in rebate payments shared with terminated TennCare® clients of $8.6 million in 2004 as well as opportunistic inventory purchases in the fourth quarter and the timing of payments to vendors and network pharmacies. Accounts receivable balances increased from 2003 to 2004 as a result of the increase in revenue. Days sales outstanding decreased year over year.

     Net cash used in investing activities in 2004 was $17.1 million compared to $1.0 million used in 2003. The increase resulted primarily from acquiring Fair Pharmacy in February 2004.

     Net cash provided by financing activities in 2004 was $7.3 million compared to net cash used in financing activities in 2003 of $9.7 million. At December 31, 2004 there were $7.3 million of outstanding bank borrowings under our $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $7.3 million increase from the same period in 2003. Outstanding borrowings increased in 2004 as a result of borrowing for the acquisition of Fair Pharmacy. Net cash used in financing activities in 2003 was for the purchase of treasury stock and payment on the Facility.

     At December 31, 2004, we had working capital of $14.4 million compared to $20.3 million at December 31, 2003, primarily attributable to the use of cash and borrowing amounts available under our line of credit to purchase Fair Pharmacy.

     The Facility has a three-year term secured by our receivables with interest paid monthly. It provides for borrowings of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. After the initial three year term, the Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The Facility permits us to request an increase in the amount available for borrowing up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base is based on receivables balances, among other things.

     Our daily borrowings during 2004 were $696.0 million, of which $688.7 million was repaid during 2004. At the end of any given month during 2004 the line of credit balance did not exceed $16.3 million. The borrowing and repayment processes under the Facility are outlined below.

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

     All of our checks are drawn on one of two disbursement accounts, one for pharmacy claims payments and one for all other accounts payable. Checks are presented for payment daily to the disbursement accounts and are automatically funded by a transfer from our main concentration account. If there are sufficient available balances in the concentration account, funds are automatically transferred to the disbursement accounts to cover the presentments. If there are not sufficient available balances in the concentration account we must borrow from the Facility that day. One of our authorized officers transmits a notice to HFG with the requested amount by noon. Within an hour HFG wires the requested amount as available funds to the concentration account, which amount is then automatically transferred the same day to the disbursement accounts to cover the presentments.

     On February 2, 2004, we acquired Fair Pharmacy for $15.0 million in cash. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition was paid for with proceeds from the Facility, as well as available cash on hand. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital and other cash needs for a least the next twelve months.

     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Management and Delivery Services and PBM Services businesses, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

     At December 31, 2004, we had Federal NOLs of approximately $16.7 million, which will begin expiring in 2011. Our remaining Federal NOLs will not affect our effective tax rate when utilized, but we will receive the cash flow benefit from the reduction in our income tax liability. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

     Due to the pending transaction with Chronimed, our NOLs may be subject to an annual limitation regarding their future utilization against taxable income due to a “change of ownership” in accordance with the provisions under Section 382 of the Internal Revenue Code. These annual limitations may effect the utilization of both Federal and state NOLs and also the tax deductions for assets that have book basis in excess of tax basis.

     We expect our 2005 annual effective tax rate to be approximately 39%. This rate differs from the Federal statutory rate of 35% primarily due to state taxes.

     On February 28, 2003 we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10 million of our common stock from time to time by various means. As of December 31, 2004, we used, in the aggregate, approximately $5.1 million of that authorization. The Board’s current authorization superseded the repurchase program authorized in 2001. No stock was repurchased during 2004.

     The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of Credit	$7,303	$7,303	$—	$—	$—
Capital Lease Obligations	35	35	—	—	—
Operating Leases	7,411	2,094	3,258	1,775	284

Total Contractual Cash Obligations	$14,749	$9,432	$3,258	$1,775	$284

Other Matters

     As previously reported on February 1, 2004, we reached a global settlement with Value Options of Texas, Inc., a former PBM customer. We paid $1.0 million to Value Options to resolve all of our disputes. Net of reserves, a charge of $0.9 million was recorded in SG&A expenses in the fourth quarter of 2004.

Regulatory Matters

     On April 18, 2003, the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”) released Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products, including PBM’s in devising effective compliance programs. The Guidance provides the OIG’s view of the fundamental elements of pharmaceutical manufacturer’s compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

     7A. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt. At December 31, 2004 we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.

     At December 31, 2004, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIM Corporation

We have audited the accompanying consolidated balance sheets of MIM Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIM Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIM Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2005

MIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(In thousands, except for share amounts)

	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$2,957	$9,428
Receivables, less allowance for doubtful accounts of $3,240 and $3,870 at December 31, 2004 and 2003, respectively	65,439	60,861
Inventory	11,897	8,553
Prepaid expenses and other current assets	2,112	2,160
Short term deferred taxes	2,798	3,235

Total current assets	85,203	84,237

Property and equipment, net	4,300	5,247
Long term deferred taxes, net	2,383	4,554
Other assets and investments	427	514
Goodwill	74,874	61,085
Intangible assets, net	17,583	15,554
Deferred acquisition costs	1,702	—

Total assets	$186,472	$171,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$35	$399
Line of credit	7,303	—
Accounts payable	20,012	16,857
Claims payable	28,659	27,359
Payables to plan sponsors	2,217	11,228
Accrued expenses and other current liabilities	12,563	8,111

Total current liabilities	70,789	63,954

Capital lease obligations, net of current portion and other current liabilities	—	35

Total liabilities	70,789	63,989

Stockholders’ equity
Common stock, $.0001 par value; 40,000,000 shares authorized, 22,306,658 and 22,101,827 shares issued and outstanding at December 31, 2004 and 2003, respectively	2	2
Treasury stock, 2,198,076 shares at cost at December 31, 2004 and 2003	(8,002)	(8,002)
Additional paid-in capital	131,031	129,583
Accumulated deficit	(7,348)	(14,381)

Total stockholders’ equity	115,683	107,202

Total liabilities and stockholders’ equity	$186,472	$171,191

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(In thousands, except for per share amounts)

	2004	2003	2002
Revenue	$630,516	$588,770	$576,596

Cost of revenue	562,360	520,249	505,998

Gross profit	68,156	68,521	70,598

Selling, general and administrative expenses	52,843	50,633	45,877
Amortization of intangibles	3,019	1,863	1,424
TennCare® reserve adjustments	—	—	(851)

Income from operations	12,294	16,025	24,148

Interest expense, net	(808)	(808)	(792)

Income before provision for income taxes	11,486	15,217	23,356

Provision for income taxes	4,453	6,087	4,671

Net income	$7,033	$9,130	$18,685

Basic income per share	$0.32	$0.41	$0.83

Diluted income per share	$0.31	$0.40	$0.79

Weighted average shares used in computing basic income per share	22,245	22,164	22,616

Weighted average shares used in computing diluted income per share	22,702	22,640	23,563

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2001	$2	$(2,934)	$105,424	$(42,196)	$60,296

Exercise of stock options and other related activities	—	—	1,826	—	1,826
Shares issued in connection with Vitality acquisition	—	—	10,355	—	10,355
Tax benefit recorded from non-qualified option exercises			3,046		3,046
Net income	—	—	—	18,685	18,685

Balance December 31, 2002	2	(2,934)	120,651	(23,511)	94,208

Exercise of stock options and other related activities	—	—	911	—	911
Tax benefit recorded from non-qualified option exercises			8,021		8,021
Purchase of treasury stock	—	(5,068)	—	—	(5,068)
Net income	—	—	—	9,130	9,130

Balance December 31, 2003	2	(8,002)	129,583	(14,381)	107,202

Exercise of stock options and other related activities	—	—	969	—	969
Tax benefit recorded from non-qualified option exercises	—	—	479	—	479
Net income	—	—	—	7,033	7,033

Balance December 31, 2004	$2	$(8,002)	$131,031	$(7,348)	$115,683

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	2004	2003	2002
Cash flows from operating activities:
Net income	$7,033	$9,130	$18,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,005	3,102	4,054
Amortization	3,019	1,979	2,010
TennCare reserve adjustment	—	—	(851)
Non cash stock compensation	93	289	145
Provision for losses on receivables	1,908	1,713	1,193
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(3,818)	12,938	142
Inventory	(2,559)	767	(2,040)
Prepaid expenses and other current assets	136	(56)	(554)
Accounts payable and accrued expenses	25	4,692	6,904
Claims payable	1,300	(7,510)	(11,696)
Payables to plan sponsors and others	(9,011)	(12,694)	2,859
Accrued expenses and other current and non-current liabilities	3,163	(7)	(50)

Net cash provided by operating activities	3,294	14,343	20,801

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(1,058)	(961)	(2,101)
Costs of acquisitions, net of cash acquired	(14,256)	—	(34,851)
Due from affiliates, net	—	—	2,132
(Increase) decrease in deferred acquisition costs and other assets	(1,764)	(20)	1,555

Net cash used in investing activities	(17,078)	(981)	(33,265)

Cash flows from financing activities:
Borrowings/(repayments) on line of credit, net	7,303	(4,608)	4,608
Purchase of treasury stock	—	(5,068)	—
Proceeds from exercise of stock options	876	622	1,680
Principal payments on short term debt	(467)	—	—
Principal payments on capital lease obligations	(399)	(631)	(560)

Net cash provided by (used in) financing activities	7,313	(9,685)	5,728

Net (decrease) increase in cash and cash equivalents	(6,471)	3,677	(6,736)

Cash and cash equivalents—beginning of period	9,428	5,751	12,487

Cash and cash equivalents—end of period	$2,957	$9,428	$5,751

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$727	$421	$853

Cash paid during the period for income taxes	$3,349	$1,836	$3,071

Supplemental Disclosures:

In connection with the acquisition of Vitality Home Infusion Services, Inc. (“Vitality”), the Company issued 612,419 shares of its common stock, par value $0.0001 per share, valued at $10,355 during the year ended December 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

MIM CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise noted and for share and per share amounts)

NOTE 1—NATURE OF BUSINESS

Corporate Organization

     MIM Corporation (the “Company” or “MIM”) is a pharmaceutical healthcare organization, which delivers innovative pharmacy benefit management, specialty pharmaceutical management and delivery services and other pharmacy-related healthcare solutions. We combine clinical management expertise, sophisticated data management and therapeutic fulfillment capabilities to serve the particular needs of our customers. We provide a broad array of pharmacy benefits, and pharmacy and pharmacy-related products and services, to individual patients (or enrollees) (“Members”) receiving health benefits, principally through health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies, and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as third party adminstrators. These services are organized under two operating segments: pharmacy benefit management and mail services (collectively, “PBM Services”), and specialty pharmacy distribution and clinical management services (“Specialty Management and Delivery Services”).

Business

     In 2004, the Company derived revenues from agreements to provide PBM services, which includes prescription Mail Service to the Members of Plan Sponsors in the United States. The Company also provided Specialty Management and Delivery Services to patients who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals.

     Historically, a significant portion of the Company’s revenues were derived from providing PBM services in the State of Tennessee to managed care organizations participating in the State of Tennessee’s TennCare® program. On May 27, 2003 the Company was notified that commencing July 1, 2003, it would no longer be providing PBM Services to Plan Sponsors participating in the TennCare® program. For the years ended December 31, 2003 and 2002, TennCare® PBM revenue was $67.8 million and $140.2 million, respectively. Gross Profit for the same periods was $5.6 million and $11.6 million, respectively. The Company is still providing Specialty Management and Delivery Services to customers in Tennessee and continues to work for increased penetration in this market.

     Through its BioScrip® specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, Immune Deficiency, Oncology, Hemophilia, Multiple Sclerosis, Growth Hormone Deficiency, Gaucher’s Disease, Rheumatoid Arthritis, Infertility, Hepatitis C, Psoriasis, Crohn’s Disease and Transplants. The specialty drugs distributed through the BioScrip® programs are dispensed and serviced from the Company’s various dispensing locations in Columbus, Ohio; Livingston, New Jersey; Roslyn Heights, New York; Bronx, New York and Westchester, Pennsylvania. The Bronx location has been utilized since February 2004, the acquisition date of Natural Living, Inc (“Fair Pharmacy”), a New York-based provider of specialty pharmaceutical therapy services. The Roslyn Heights facility has been utilized since January 2002, the acquisition date of Vitality Home Infusion Services, Inc. (“Vitality”), a New York-based provider of specialty pharmaceutical injectable therapy services. The Livingston location has been utilized since August 2000, the acquisition date of American Disease Management Associates, LLC (“ADIMA”), a New Jersey-based provider of specialty injectable and infusion therapy services. ADIMA recently completed the construction of a new dispensing facility in Westchester, Pennslyvania which has been utilized since November of 2004. The Columbus, Ohio facility began dispensing specialty drugs in January of 2000.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of MIM and its wholly-owned subsidiaries. On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc. d/b/a Fair Pharmacy. On January 31, 2002, the Company acquired all the issued and outstanding capital stock of Vitality. Both acquisitions have been consolidated since the date of purchase. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting procedures (“GAAP”) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, overnight investments and money market accounts, with maturities of ninety days or less.

Receivables

     Receivables include amounts due from plan sponsors under the Company’s pharmacy benefit management (“PBM”) agreements, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies, amounts due from certain third party payors and patient co-payments for pharmacies owned by the Company.

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

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

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

Deferred Acquisition Costs

     Deferred acquisition costs represent our direct costs associated with the pending merger with Chronimed Inc. (“Chronimed”), (see Note 4).

Payables to Plan Sponsors

      Payables to plan sponsors represents the sharing of manufacturer’s rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain contracts, primarily in the PBM services segment.

      The Company estimates the portion of those rebates that are shared with plan sponsors and adjusts rebates payable to plan sponsors when the amounts are paid, typically on a quarterly basis in arrears, or as significant events occur. These estimates are accrued based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company adjusts these estimates on a periodic basis according to changing circumstances such as changes to contracts, product mix subject to rebates, and changes in the applicable formulary.

Revenue Recognition

     The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company’s retail pharmacy network or a pharmacy owned by the Company. Revenue is generally derived under fee-for-service agreements; however a non-material number of capitated agreements exist. Prescription drug revenue is offset by the rebates shared with plan sponsors.

     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as the Company’s mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in the Company’s retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by the Company.

     Revenue generated under PBM agreements is classified as either gross or net by the Company based on whether it is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors’ members, and has other indicia of risk and reward, the Company includes payments (which includes the drug ingredient cost) from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors’ network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees (and not the drug ingredient cost) as revenue.

     Capitated Agreements. Capitated agreements with plan sponsors require the Company to provide covered pharmacy services to plan sponsors’ members in return for a fixed fee per member per month paid by a plan sponsor. Capitated contracts have terms varying from six months to three years. At such time as management estimates that a contract will sustain losses over its remaining contractual life, a reserve is established for these estimated losses. Currently, the Company does not believe that there are any expected loss contracts and there are no loss contract reserves recorded.

     Co-payments. When prescriptions are filled in a Company owned pharmacy, the Company collects and retains co-payments from plan sponsors’ members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in the Company’s retail pharmacy networks, the Company is not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments in its financial statements. Pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.

Cost of Revenue

     Cost of revenue includes pharmacy claims, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers. The Company does not maintain separate cost of revenue information with respect to product sales.

Income Taxes

     As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from its deferred tax assets.

     In addition, we have established, and periodically review and reevaluate an estimated income tax reserve which is included in accrued expenses and other current liabilities on our consolidated balance sheet. This income tax reserve is for exposures related to matters such as nexus, and allocation of overhead costs across various Federal and state tax jurisdictions. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While we believe that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstance, it is possible that additional exposures exist and that the exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause us to either materially increase or reduce the carrying amount of our income tax reserve.

Disclosure of Fair Value of Financial Instruments

     The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and its line of credit. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and line of credit approximate fair value due to their fully liquid or short-term nature. The outstanding balance on its line of credit at December 31, 2004 was $7,303.

Accounting for Stock-Based Compensation

     We account for employee stock and stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and as such, generally recognize no compensation cost for employee stock options.

     Our compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the years ended December 31:

	For the Years Ended December 31,
	2004	2003	2002
Net income, as reported	$7,033	$9,130	$18,685

Add: Stock award-based employee compensation included in reported net income, net of related tax effect	19	49	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(3,626)	(3,289)	(3,233)

Pro forma net income	$3,426	$5,890	$15,452

Earnings per share:
Basic — as reported	$0.32	$0.41	$0.83
Basic — pro forma	$0.15	$0.27	$0.68

Diluted — as reported	$0.31	$0.40	$0.79
Diluted — pro forma	$0.15	$0.26	$0.66

     As pro forma compensation expense for options granted is recorded over the vesting period of options, future pro forma compensation expense may be greater as additional options are granted.

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Volatility	89.5%	98.4%	104.6%
Risk-free interest rate	3.25%	2.00%	2.79%
Expected life of options	5 years	5 years	6 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Earnings per Share

     Basic earnings (loss) per common share are based on the weighted average number of shares outstanding and diluted earnings per share are based on the weighted average number of shares outstanding, including common stock equivalents.

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net Income	$7,033	$9,130	$18,685

Denominator — Basic:
Weighted average number of common shares outstanding	22,245	22,164	22,616

Basic income per common share	$0.32	$0.41	$0.83

Denominator — Diluted:
Weighted average number of common shares outstanding	22,245	22,164	22,616
Common share equivalents of outstanding stock options	457	476	947

Total shares outstanding	22,702	22,640	23,563

Diluted income per common share	$0.31	$0.40	$0.79

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted no later than July 1, 2005. Had we adopted SFAS No 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above. The Company is still evaluating the alternative methods available for calculating and adopting this standard, and has not yet reached a decision on which method to use. At this time it is not possible to estimate the impact the adoption of SFAS No. 123(R) will have on the financial results of the Company in future years.

NOTE 3 — OPERATING SEGMENTS

     The Company operates in two reportable segments: (1) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services.

     The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies.

Segment Reporting Information

	For the years ended December 31
	2004	2003	2002
Revenues:
PBM Services	$379,029	$395,527	$407,093
Specialty Management and Delivery Services	251,487	193,243	169,503

Total	$630,516	$588,770	$576,596

Depreciation expense:
PBM Services	$1,173	$2,429	$3,074
Specialty Management and Delivery Services	832	673	980

Total	$2,005	$3,102	$4,054

Income from operations:
PBM Services	$2,525	$4,126	$8,372
Specialty Management and Delivery Services	9,769	11,899	15,776

Total	$12,294	$16,025	$24,148

Total assets:
PBM Services	$61,528	$67,060	$66,703
Specialty Management and Delivery Services	124,944	104,131	115,528

Total	$186,472	$171,191	$182,231

Capital expenditures:
PBM Services	$449	$482	$872
Specialty Management and Delivery Services	609	479	1,229

Total	$1,058	$961	$2,101

NOTE 4 — ACQUISITIONS

Potential Acquisition – Chronimed

     On August 9, 2004 through our wholly-owned subsidiary, Chronimed Acquisition Corp., a Minnesota corporation (“Merger Sub”), we entered into the Merger Agreement with Chronimed, pursuant to which MIM will acquire Chronimed in a stock-for-stock transaction. On January 3, 2005 we entered into Amendment No. 1 to the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, as amended, at the effective time of the Merger , Merger Sub will be merged with and into Chronimed, the separate corporate existence of Merger Sub will cease, and Chronimed will continue as a wholly-owned subsidiary of MIM. Pursuant to the Merger Agreement, as amended, we will issue 1.12 shares of our common stock in exchange for each outstanding share of common stock of Chronimed (the “Exchange Ratio”). In addition, each outstanding option to purchase Chronimed common stock will be assumed by us and the exercise price and number of shares for which each such option is (or will become) exercisable will be adjusted based on the Exchange Ratio.

     The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. The consummation of the Merger is subject to the approval and adoption of the Merger and Merger Agreement by the shareholders of Chronimed, the approval by our stockholders of the issuance of shares of common stock of MIM to be issued in the Merger and other customary closing conditions.

Natural Living Acquisition

     On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy, a specialty pharmaceutical provider located in Bronx, New York for $15,000 in cash, plus a performance-based earn-out of $4.0 million paid after the first anniversary of the closing.

     The acquisition enhanced the Company’s HIV, Oncology and Hepatitis C disease therapies and has been incorporated into the Company’s Specialty Management and Delivery Services segment. Direct expenses associated with the acquisition were $535. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values of intangible assets were estimated by independent third party appraisal. The assets purchased and liabilities assumed have been reflected in the Company’s consolidated balance sheet as of February 2, 2004.

     The following table sets forth the allocation of the purchase price as of December 31, 2004.

Purchase Price Allocation

Purchase price:
Cash	$15,000
Additional purchase price to be paid in 2005	3,973
Transaction costs	535

Total purchase price	19,508

Less: net tangible assets as of February 2, 2004	819

Excess of purchase price over net tangible assets acquired	$18,689

Allocation of excess purchase price:
Trademarks	$2,000
Non-compete agreements	2,900
Goodwill	13,789

Total	$18,689

     The following table sets forth the fair value of the identifiable assets acquired and liabilities assumed in the acquisition of Fair Pharmacy.

At February 2, 2004

Accounts receivable	$2,666
Inventory	785
Other current assets	1,197
Long term assets	11

Total assets acquired		$4,659
Accounts payable	(2,970)
Other current liabilities	(870)

Total liabilities assumed		(3,840)

Fair value of net assets acquired		$819

     Intangible assets consist of trademarks and non-compete agreements and will be amortized over their estimated useful life of three and five years, respectively. The excess of the purchase price over the fair value of the identifiable net assets and the fair value of the identifiable intangible assets acquired was allocated to goodwill that was assigned to the Specialty Management and Delivery Services segment. Amortization of the goodwill acquired with Fair Pharmacy will be tax deductible. Certain financial performance objectives as outlined in the original sales agreement were achieved by December 31, 2004 and additional consideration will be paid based on a percentage of Fair Pharmacy’s actual 2004 earnings before income taxes, depreciation and amortization. The preliminary calculation of this additional consideration is $4.0 million. This amount has been accrued as of December 2004, and the consideration is expected to be paid out in the first quarter of 2005.

Fair Pharmacy Pro Forma Financial Information

     The following unaudited consolidated pro forma financial information for the years ended December 31, 2004 and 2003 has been prepared assuming Fair Pharmacy was acquired as of the beginning of each period, utilizing the purchase method of accounting, with certain pro forma adjustments for amortization of intangibles, interest expense, and income taxes. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred at the beginning of each period. This pro forma financial information is not intended to be a projection of future operating results.

Pro forma Income Statement

	Twelve Months Ended
	December 31, 2004	December 31, 2003
	(Unaudited)
Revenue	$634,883	$630,636
Net income	$7,153	$9,851
Basic income per common share	$0.32	$0.44
Diluted income per common share	$0.32	$0.44

     On January 31, 2002, the Company acquired all of the issued and outstanding capital stock of Vitality, a New York-based provider of specialty pharmaceutical services (the Rosyln Heights, NY dispensing facility). Vitality provides such services to the chronically ill and genetically impaired, focusing particularly on oncology, infectious disease, immunology and rheumatory disease.

     The aggregate purchase price for the Roslyn Heights, NY dispensing facility was $46,416 (including $1,061 in transaction costs), payable $35,000 in cash and 612,419 shares of MIM common stock valued at $10,355. The common stock of MIM was valued using the average market price of the Company’s common stock over the period including the two days before and after the terms of the acquisition were agreed to and announced. The purchase price for the Rosyln Heights, NY dispensing facility has been allocated to assets and liabilities based on management’s best estimates of fair value and based on a final valuation performed by an independent outside valuation firm.

NOTE 5 – GOODWILL AND INTANGIBLES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and Statement of Financial Standard No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer’s intent to do so.

     The following table provides a reconciliation of goodwill by segment.

	Specialty
	Management and	PBM
	Delivery Services	Services	Total
Balance as of December 31, 2002 and 2003	$42,883	$18,202	$61,085
Goodwill acquired (Natural Living, Inc)	13,789	—	13,789

Balance as of December 31, 2004	$56,672	$18,202	$74,874

     All goodwill assigned to our Specialty Management and Delivery Services segment is expected to be deductible for income tax purposes. Goodwill associated with the PBM Services segment is not tax deductible.

     The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2004.

	As of December 31, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Non compete agreements	$3,834	$(732)	$960	$(696)
Customer relationships and other	14,288	(5,896)	14,114	(3,524)
Tradename	2,000	(611)	—	—

Total	$20,122	$(7,239)	$15,074	$(4,220)

Unamortized intangible assets:
Tradename	$4,700		$4,700

Total	$4,700		$4,700

     The amortization expense for the years ended December 31, 2004, 2003 and 2002was $3,019, $1,863 and $1,424 respectively. The estimated amortization expense for the next five years is as follows:

For the year ending December 31,
2005	$2,708
2006	$2,684
2007	$2,073
2008	$1,921
2009	$1,198

     The Company’s intangible assets are composed of customer relationships, non compete agreements and tradenames associated with the acquired businesses. The adjusted expected amortizable life of these assets range from three to ten years.

NOTE 6 — RELATED PARTY TRANSACTIONS

     The Company leases one of its facilities from Alchemie Properties, LLC (“Alchemie”) pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and former officer and director of the Company (the “Founder”). Rent expense was approximately $59, $56 and $56 for the years ended December 31, 2004, 2003, and 2002.

     The Company had a consulting arrangement with one of its board members which, in addition to customary board fees, the board member’s company received a monthly fee to perform consulting work predominantly related to the TennCare® program. Consulting fees under this contract were $762 and $549 for the years ended December 31, 2003 and 2002. The contract was terminated June 30, 2003.

     One of the Company’s board members is an employee of the Company’s primary outside legal services firm. Fees were paid to that legal firm of $1,155, $620, and $1,096 for the years ended December 31, 2004, 2003 and 2002, respectively. Accrued legal fees in the amount of $268 and $203 were included in the accrued expenses of the Company’s balance sheet as of December 31, 2004 and 2003, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following at December 31:

	2004	2003

Computer and office equipment, including equipment acquired under capital leases	$20,585	$19,717
Furniture and fixtures	1,789	1,768
Leasehold improvements	1,888	1,832

	24,262	23,317
Less: Accumulated depreciation	(19,962)	(18,070)

Property and equipment, net	$4,300	$5,247

NOTE 8 — LINE OF CREDIT

     On November 1, 2000 we entered into a $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”). The Facility had a three-year term and was secured by our receivables with interest paid monthly. It provided for borrowing up to $45,000 at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The facility contained various covenants that, among other things, required us to maintain certain financial ratios, as defined in the agreements governing the Facility.

     The Facility was scheduled to terminate on October 31, 2003. We extended the Facility with HFG through November 1, 2006 at LIBOR plus 2.4%. The contract governing the Facility provides for automatic one year extensions unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The extension was effective as of June 30, 2003. The Facility, as extended, permits us to request an increase in the amount available for borrowing to up to $100,000, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral. In connection with the 2003 extension, we paid HFG a renewal fee of $315. Our daily borrowings during 2004 were $696,040, of which $688,737 was repaid during 2004, resulting in an outstanding line of credit balance of $7,303 as of December 31, 2004. The line of credit balance did not exceed $16,300 at the end of any given month. At December 31, 2004 we are in compliance with all financial covenants contained in the agreement.

NOTE 9 — TREASURY STOCK

     On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10,000 of its Common Stock in open market or private transactions. As of December 31, 2004, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5,068, pursuant to this plan.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     During the third quarter of 2004, we reached a definitive settlement with E. David Corvese, the founder and a former officer and director of the Company under which we would pay Mr. Corvese $950 and extend the term of our existing lease at which one of our facilities is located, at a fair market rent. Mr. Corvese had previously sued us in Delaware Chancery Court seeking indemnification of $2,400 he paid to settle certain claims and charges of the Federal government and State of Tennessee and a declaration that he is not obligated to repay us for legal fees, costs and expenses previously advanced by us to him to defend those claims and charges. The Company did not believe that Mr. Corvese was entitled to indemnification or that legal fees should not have been repaid. However, given the substantial costs of proceeding with the litigation and the management time and attention that would have been required in continuing to defend against the lawsuit, the Company believed that this settlement was in the best interests of the Company and its stockholders.

     We believe that we have rights of recovery for amounts paid in this settlement against third parties. We are exploring our rights against these parties and will pursue recovery if it is ultimately deemed to be in the stockholders’ best interests. The accompanying financial statements do not reflect any recoveries from third parties.

     As previously reported on February 1, 2004 , the Company reached a global settlement with Value Options of Texas, Inc., (“Value Options”) a former PBM customer. MIM paid $1.0 million to Value Options to resolve all disputes between us. Net of reserves, a charge of $0.9 million was recorded in selling, general and administrative expenses in the fourth quarter of 2004.

Government Regulation

     Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company’s current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company’s financial position, results of operations and cash flows. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

     The Company entered into a corporate integrity agreement with the Office of Inspector General (the “OIG”) within the Department of Health and Human Services (“HHS”) in connection with the Global Settlement Agreement entered into with the OIG and the State of Tennessee in June 2000. In order to assist the Company in maintaining compliance with laws and regulations and the corporate integrity agreement the Company implemented its corporate compliance program in August of 2000. This program includes educational training for all employees on compliance with laws and regulations relevant to the Company’s business and operations and a formal program of reporting and resolution of possible violations of laws or regulations, as well as increased oversight by the OIG. Should the oversight procedures reveal credible evidence of any violation of Federal law, the Company is required to report such potential violations to the OIG and the Department of Justice (“DOJ”). The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including suspension or exclusion from participation in the Medicare or Medicaid programs.

Operating Leases

     The Company leases its facilities and certain equipment under various operating leases, with third parties and related parties. The future minimum lease payments under these operating leases at December 31 are as follows:

2005	$2,094
2006	1,710
2007	1,548
2008	1,138
2009	637
Thereafter	284

Total	$7,411

     Rent expense for non-related party leased facilities and equipment was approximately $1,495, $1,647 and $1,820 for the years ended December 31, 2004, 2003 and 2002, respectively.

Capital Leases

     The Company leases certain equipment under various capital leases. At December 31, 2004 there remains $35 in short term capital lease payments due. These payments will be made in the first quarter of 2005.

NOTE 11 — INCOME TAXES

The Company’s Federal and state income tax provision is summarized in the following table.

	For the years ended December 31,
	2004	2003	2002

Current
Federal	$1,662	$3,238	$4,958
State	183	1,042	460

Total Current	1,845	4,280	5,419

Deferred
Federal	2,536	1,523	(748)
State	72	284	—

Total Deferred	2,608	1,807	(748)

Total Provision for Income Taxes	$4,453	$6,087	$4,671

     The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows as of December 31:

	For the years ended December 31,
	2004	2003	2002

Deferred tax assets (liabilities):
Reserves not currently deductible	$1,666	$2,255	$3,387
Net operating loss carryforwards	6,074	7,260	9,646
Goodwill and intangibles	(2,935)	(2,064)	(977)
Capital loss carryover	798	822	822
Property basis differences	141	152	(186)

Subtotal	5,744	8,425	12,692
Less: valuation allowance	(563)	(636)	(9,646)

Net deferred tax asset	$5,181	$7,789	$3,046

     As of December 31, 2004 and December 31, 2003 the Company has recorded a net deferred tax asset of $5,181 and $7,789. This primarily consists of Federal net operating loss carryforwards (“NOLs”) generated from stock option exercises. During 2003 and 2002 management concluded that certain valuation allowances were no longer needed as the tax asset will more likely than not be realized. In 2003 the remaining valuation allowance related to our Federal NOLs generated from stock option exercises was reversed. This reversal did not affect income or the effective tax rate. In 2002 allowances on certain Federal NOLs were reversed, a portion of which affected the effective tax rate and the remainder of which related to stock option exercises and were adjusted through stockholders equity.

     The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows:

	2004	2003	2002

Tax provision (benefit) at statutory rate	$3,905	$5,174	$8,174
State tax provision , net of Federal taxes	259	1,071	934
Change in the valuation allowance relating to deferred tax assets and liabilities generated from operations	—	—	(4,944)
Other	288	(158)	507

Provision for income taxes	$4,453	$6,087	$4,671

     At December 31, 2004, the Company has Federal NOLs remaining of approximately $16,700 that will begin expiring in 2011. The Company also has state net operating losses of $5,309, with varying expiration dates. The state operating losses have a full valuation allowance recorded against them, as there is uncertainty concerning the Company’s ability to utilize the state NOLs,

     As of December 31, 2004, certain of the NOLs described above are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

NOTE 12 — STOCKHOLDERS’ EQUITY

Stock Options

     The 1996 Incentive Stock Plan (the “1996 Plan”) provided for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company’s 2001 Incentive Stock Plan (the “2001 Plan,” collectively with the 1996 Plan, the “Plans”). Under the 2001 Plan an additional 3,750,000 shares are authorized for issuance. As of December 31, 2004, 1,083,690 shares remained available for grant under the Plans.

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

     As of December 31, 2004 and 2003, the exercisable portion of outstanding options was 2,193,826 shares and 1,628,002 shares, respectively. Stock option activity under the Plans through December 31, 2004 is as follows:

		Weighted
	Options	Average Price

Balance, December 31, 2001	2,530,811	$5.7929
Granted, $5.61 - $10.61 Range	260,000	$6.2617
Granted, $10.62 - $15.62 Range	97,000	$13.5618
Granted, $15.63 - $20.63 Range	476,000	$18.4841
Canceled	(184,670)	$5.6849
Exercised	(349,095)	$4.4445

Balance, December 31, 2002	2,830,046	$8.5014

Granted, $5.20 - $7.95 Range	1,180,000	$6.7335
Canceled	(244,664)	$9.6809
Exercised	(156,396)	$3.9791

Balance, December 31, 2003	3,608,986	$8.0394

Granted, $7.03 - $7.95 Range	380,000	$7.4658
Canceled	(136,665)	$7.9112
Exercised	(204,831)	$4.7446

Balance, December 31, 2004	3,647,490	$8.1695

     The 1996 Directors Stock Incentive Plan, (the “Directors Plan”) was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company (“Outside Directors”), to provide incentives and rewards to such directors and to align more closely the interests of such directors with those of the Company’s stockholders. As amended, the Directors Plan has 300,000 shares authorized, and allows for 5,000 shares per year to be automatically granted to each Oustide Director, and 20,000 non-qualified stock options to be automatically granted to Outside Directors upon his or her initial appointment or election to the Board. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. In 2003, 20,000 shares at an exercise price of $8.77 were granted to a newly appointed director of the Company. As of December 31, 2004, options to purchase 250,000 shares are outstanding at an average exercise price of $6.95 and 171,667 shares under the Directors Plan were exercisable.

     The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2004 expire on various dates ranging from May 2006 through March 2014. The following table outlines our outstanding and exercisable stock options as of December 31, 2004.

	December 31, 2004
	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
Range of Option	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price
$0.0067-$5.00	555,627	$2.52	5.1 Years	555,627	$2.52

$5.01-$10.00	1,885,303	$6.73	8.1 Years	720,308	$6.43

$10.01-$15.00	627,893	$12.30	5.6 Years	622,226	$12.31

$15.01-$20.63	442,667	$18.07	7.1 Years	295,665	$18.07

	3,511,490	$8.49	6.9 Years	2,193,826	$8.68

Performance Shares

     Under the Plans, the Company’s Board of Directors may grant stock to key employees. The Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance, purchase or other conditions. As of December 31, 2004, the Company has 136,000 restricted stock grants (the “Performance Shares”) that vest and become exercisable 8 years from the date of grant or earlier, if the Company exceeds certain earnings per share levels by 2002. We did not meet the earnings per share levels by 2002 to accelerate vesting of the Performance Shares. The Company has recorded cumulative compensation expense of $630 related to these Performance Shares through December 31, 2004 based on the fair market value at the date of grant. Based on outstanding number of shares, the deferred compensation expense at December 31, 2004 is $123. The total expense recorded for 2004, 2003 and 2002 was $62, $206 and $145, respectively.

Performance Units

     Under the Plans, the Company’s Board of Directors may grant performance units to key employees. The Company’s Board of Directors establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1,000,000 in respect of performance units for any given year. There were no performance units granted, for any period presented, thus there were no amounts paid nor owed to employees related to performance units. As of December 31, 2004, there were no performance units outstanding.

NOTE 13 — CONCENTRATION OF CREDIT RISK

     The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan Sponsor
	A	B	C	D

Year ended December 31, 2002
% of total revenue	*	*	12%	13%
% of total accounts receivable at period end	*	*	*	*
Year ended December 31, 2003
% of total revenue	16%	*	*	*
% of total accounts receivable at period end	*	*	*	*
Year ended December 31, 2004
% of total revenue	16%	19%	*	*
% of total accounts receivable at period end	*	18%	*	*

*	Less than 10%.

Plan Sponsors (A), (C) and (D) are in the PBM Services segment

Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Management and Delivery Services segment

NOTE 14 — DEFINED CONTRIBUTION PLAN

     The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $192, $161 and $102 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 15 – SEVERANCE AND EXIT COSTS

     During 2003, in association with a cost structure review related to the loss of the TennCare® PBM business the Company notified 55 employees employed in the PBM Services segment that their employment with the Company would be involuntarily terminated. As a result the Company recorded $1,506 of selling, general and administrative expenses for employee separation costs, primarily severance and contract related termination payments in 2003. All the employees left active payroll by October 31, 2003. There are no further TennCare® related severance charges planned or expected.

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of quarterly financial information for fiscal 2004 and 2003 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004:
Revenues (1)	$148,052	$154,125	$161,498	$166,840
Gross profit	$16,964	$16,850	$16,734	$17,608
Net income (2)	$2,180	$1,946	$1,722	$1,190
Basic earnings per share	$0.10	$0.09	$0.08	$0.05
Diluted earnings per share	$0.10	$0.09	$0.08	$0.05

2003:
Revenues (3)	$162,152	$161,230	$129,644	$135,744
Gross profit	$18,601	$19,275	$15,395	$15,250
Net income (4)	$3,405	$3,516	$1,250	$959
Basic earnings per share	$0.15	$0.16	$0.06	$0.04
Diluted earnings per share	$0.15	$0.16	$0.06	$0.04

(1)	The Company acquired Fair Pharmacy in February of 2004.

(2)	In the fourth quarter of 2004, the Company recorded $534, net of tax, for a settlement with Value Options, a client in the PBM Services segment.

(3)	TennCare® PBM and Synagis® revenues were recorded in the first two quarters of 2003 in the amount of $81,548. These revenue streams ended in June of 2003.

(4)	In the fourth quarter of 2003, the Company recorded a settlement of $570 with the founder of the Company and $354 in acquisition costs. In addition, restructuring charges of $370, $583 and ($50) were recorded in the second, third and fourth quarters, respectively of 2003 as a result of the loss of the TennCare® PBM business.

MIM Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003 and 2002
(In thousands)

	Balance at						Balance at
	Beginning of	Write-Off of	Charged to Costs and				End of
	Period	Receivables	Expenses		Other Charges		Period

Year ended December 31, 2002
Accounts receivable	$2,839	$(906)	$1,193		$—		$3,126
Accounts receivable, TennCare®	$2,704	$(2,347)	$(851	)(1)	$851	(1)	$357

Year ended December 31, 2003
Accounts receivable	$3,126	$(1,325)	$1,713		$—		$3,513
Accounts receivable, TennCare®	$357	$—	$—		$—		$357

Year ended December 31, 2004
Accounts receivable	$3,513	$(2,538)	$1,908		$—		$2,883
Accounts receivable, TennCare®	$357	$—	$—		$—		$357

(1) Amounts credited to the TennCare® reserve account and reductions in related liability accounts

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based upon that evaluation and the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not adequate to enable us to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). We have reported to our Audit Committee the identification of two material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in internal control over financial reporting. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

     The first material weakness identified is the insufficient staffing of the accounting and financial reporting function principally due to the resignation in June 2004 of our Chief Accounting Officer and the resignation of our Chief Financial Officer on January 7, 2005. The departure of these key individuals who were integral to our financial reporting process has resulted in our oversight and monitoring controls over our year end external financial reporting process being ineffective. Our preparation of the year end financial statements is consistent with our prior practices, with the exception of the lack of oversight of the departed Chief Financial Officer and Chief Accounting Officer. The foregoing material weakness resulted in revisions to the draft financial statement disclosures (which are reflected in, and does not affect the audited financial statement disclosures) as a result of the audit process. In addition, the September 2004 resignation of our audit committee “financial expert” (as contemplated by NASDAQ Rule 4350(d)), when considered in conjunction with our lack of accounting and financial management resources, has resulted in the Audit Committee’s oversight of our year end external financial reporting process and internal control over financial reporting being ineffective.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan

     Management believes that the aforementioned material weaknesses arising from the three resignations described above are the result of our pending Merger. Mr. Jack L. Salzman, our prior audit committee chairman and financial expert (as contemplated by Nasdaq Rule 4350 (d)) resigned subsequent to our announcement of the composition of the Board of Directors upon consummation of the merger, of which he would not be a member. We believe the resignations of our Chief Accounting Officer (CAO) and Chief Financial Officer (CFO) were in large part attributable to our post-merger integration plans which include our accounting and finance functions being combined with the Chronimed accounting and finance functions in Chronimed’s Minnesota facility, requiring relocation of Company personnel continuing employment post-merger. Our post-merger integration plans include steps that we believe will remedy these material weaknesses as follows:

•	We have identified an individual to serve on the audit committee who is a financial expert as contemplated by NASDAQ Rule 4350(d) and who will join the Board of Directors and Audit Committee upon consummation of the merger in March, 2005.

•	The planned post-merger finance function will include individuals in appropriate functions with the requisite experience to execute and oversee the controls over financial reporting of the combined company. If the merger does not occur we intend to commence a search to fill the vacancies in our finance function resulting from the aforementioned resignations of our CFO and CAO.

     We believe that for the reasons described above we will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIM Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MIM Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of: (i) the ineffective oversight and monitoring function of the Company’s year end financial reporting process due to insufficient staffing in its accounting and financial reporting function and (ii) the ineffective oversight of the year end financial reporting process by the Company’s Audit Committee due to the resignation of the Company’s Audit Committee Chairman and “financial expert.” Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIM Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and described in management’s assessment. The Company’s Chief Accounting Officer resigned in June, 2004 and the Company’s Chief Financial Officer resigned effective January 7, 2005. The departure of these individuals who were integral to the Company’s accounting and financial reporting process resulted in ineffective oversight and monitoring controls over its year end external financial reporting process. In addition, the September 2004 resignation of the Company’s Audit Committee Chairman who was the “financial expert,” when considered in conjunction with the lack of accounting and financial management resources, resulted in ineffective oversight by the Audit Committee of the Company’s year end external financial reporting process and internal control over financial reporting. The material weaknesses resulted in several revisions to the financial statement disclosures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 3, 2005 on those financial statements.

In our opinion, management’s assessment that MIM Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MIM Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 3, 2005

Item 9B. Other Information

During the fourth quarter of 2004, no information was required to be disclosed in a report on Form 8-K, but not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2005 in connection with our 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2005 in connection with our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2005 in connection with our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2005 in connection with our 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Documents Filed as a Part of this Report

All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

Exhibit
Number	Description	Location
2.0	Agreement and Plan of Merger by and Among MIM Corporation, CMP Acquisition Corp., Continental Managed Pharmacy Services, Inc. and Principal Shareholders dated as of January 27, 1998	(1)(Exh. 2.1)

2.1	Agreement and Plan of Merger, dated as of August 9, 2004, among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(2) (Exhibit 99.1)

2.2	Amendment No. 1 dated January 3, 2005 to Agreement and Plan of Merger dated August 9, 2004 by and among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(3) (Exhibit 10.1)

3.1	Restated Certificate of Incorporation of MIM Corporation.	(4) (Exh. 3.1)

3.2	Amended and Restated By-Laws of MIM Corporation	(5)

4.1	Specimen Common Stock Certificate	(1) (Exh. 4.1)

10.1	Indemnity letter from MIM Holdings, LLC dated August 5, 1996	(4) (Exh. 10.36)

10.2	Employment Agreement between MIM Corporation and Richard H. Friedman dated as of December 1, 1998	(6) (Exh.10.14)

10.3	Employment Agreement between MIM Corporation and Barry A. Posner dated as of March 1, 1999	(6) (Exh.10.17)

10.4	Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(4) (Exh. 10.34)

10.5	Registration Rights Agreement-V between MIM Corporation and Richard H. Friedman and Leslie B. Daniels dated July 31, 1996	(4) (Exh. 10.35)

10.6	Amendment No. 1 dated August 12, 1996 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(7) (Exh.10.29)

10.7	Amendment No 2 dated June 16, 1998 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(6) (Exh.10.31)

10.8	Lease between Alchemie Properties, LLC and Pro-Mark Holdings, Inc., dated as of December 1, 1994.	(4) (Exh. 10.27)

10.9	Lease Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated April 23, 1997.	(8) (Exh.10.41)

Exhibit
Number	Description	Location
10.10	Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated as of April 23, 1997.	(8) (Exh.10.42)

10.11	Lease Amendment and Extension Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated December 10, 1997.	(8) (Exh.10.43)

10.12	Lease Amendment and Extension Agreement-II between Mutual Properties Stonedale L.P. and MIM Corporation dated March 27, 1998.	(8) (Exh.10.44)

10.13	Lease Agreement between Mutual Properties Stonedale L.P. and Pro-Mark Holdings, Inc., dated December 23, 1997	(8) (Exh.10.45)

10.14	Amendment No. 1 to Employment Agreement, dated as of October 11, 1999 between MIM Corporation and Richard H. Friedman	(9) (Exh.10.60)

10.15	Form of Performance Shares Agreement	(9) (Exh.10.61)

10.16	Form of Performance Units Agreement	(9) (Exh.10.62)

10.17	Form of Non-Qualified Stock Option Agreement*	(9) (Exh.10.63)

10.18	Corporate Integrity Agreement between the Office of the Inspector General of the Department of Health and Human Services and MIM Corporation, dated as of June 15, 2000	(10) (Exh. 10.2)

10.19	Loan and Security Agreement, dated November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC.	(11) (Exh. 10.1)

10.20	Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease Management Associates LLC and MIM Funding LLC.	(11) (Exh. 10.2)

10.21	Lease Agreement, dated as of February 24, 2000, by and between American Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(12) (Exh. 10.68)

10.22	First Lease Amendment, dated as of February 24, 2000, by and between Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(12) (Exh. 10.69)

Exhibit
Number	Description	Location
10.23	Lease Agreement, dated as of July 22, 1996, by and between American Disease Management Associates, LLC (“ADIMA”) and Regent Park Associates.	(12) (Exh. 10.70)

10.24	First Amendment of Agreement of Lease, dated as of June 15, 1999, by and between ADIMA and Five Regent Park Associates.	(12) (Exh. 10.71)

10.25	Second Amendment of Agreement of Lease, dated as of February 11, 2000, by and between ADIMA and Five Regent Park Associates.	(12) (Exh. 10.72)

10.26	Asset Purchase Agreement, dated April 4, 2001 among Continental Managed Pharmacy Services Inc., Community Prescription Service, Inc., and its Stockholders	(13) (Exh. 10.74)

10.27	Purchase Agreement among American Disease Management Associates, L.L.C., its Members and Certain Related Partners, MIM Health Plans, Inc. and the Registrant, dated as of August 3, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 10, 2000).	(14) (Exh. 4.2)

10.28	Registration Rights Agreement between the Registrant and Livingston Group LLC dated as of August 3, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 10, 2000).	(14) (Exh. 4.3)

10.29	Employment letter, dated as of June 19, 2001, between MIM Health Plans, Inc and Michael Sicilian	(15) (Exh. 10.77)

10.30	Purchase Agreement, dated as of January 9, 2002, among Vitality Home Infusion Services, Inc., Marc Wiener, Barbara Kammerer and MIM Corporation	(16) (Exh. 2.1)

10.31	Lease Agreement, dated as of January 31, 2002, between Bar-Marc Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc., as Tenant	(17) (Exh. 10.49)

10.32	Guaranty of Lease Agreement, dated January 31, 2002, made by the Company in favor of Bar-Marc Realty, LLC	(17) (Exh. 10.50)

10.33	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese	(17) (Exh. 10.51)

10.34	Amendment to Employment Agreement entered into as of September 18, 2002 by and between the Company and Barry A. Posner.	(18) (Exh. 10.50)

10.35	Amendment to Employment Agreement effective as of December 31, 2001 by and between the Company and Richard H. Friedman.	(18) (Exh. 10.51)

10.36	Employment Letter, dated October 1, 2002, between the Company and James S. Lusk.	(18) (Exh. 10.52)

10.37	Third Amendment of Agreement of Lease, dated June 24, 2002, between Five Regent Park Associates and American Disease Management Associates.	(18) (Exh. 10.53)

Exhibit
Number	Description	Location
10.38	Second Amendment and Consent, dated as of January 31, 2002, to the Receivable Purchase and Transfer Agreement, dated as of November 1, 2000	(18) (Exh. 10.54)

10.39	Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, each of the parties named on Schedule I thereto, MIM Funding LLC and HFG Healthco-4 LLC	(18) (Exh. 10.55)

10.41	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan (effective April 17, 2002)	(19)

10.40	Amended and Restated 2001 Incentive Stock Plan	(20)

10.42	Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company	(21)

10.43	Extension Agreement, dated as of June 30, 2003, to the Receivables Purchase and Transfer Agreement dated as of November 1, 2000, among Scrip Solutions, Inc., each of the parties named on Schedule I to the Original RPTA and MIM Funding LLC and consented to by HFG Healthco-4 LLC	(22) (Exh. 10.1)

10.44	Extension Agreement, dated as of June 30, 2003, to the Loan and Security Agreement dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(22) (Exh. 10.2)

10.45	Amendment, dated January 28, 2004, to Employment Agreement, dated as of March 1, 1999, as amended to date, by and between MIM Corporation and Barry A. Posner.	(23) (Exh. 10.44)

10.46	Amendment, dated October 13, 2003, to Employment Letter Agreement entered into as of June 19, 2001, by and between Scrip Solutions, Inc. and Michael J. Sicilian.	(23) (Exh. 10.45)

10.47	Amendment, dated September 19, 2003, to Employment Letter Agreement entered into as of October 15, 2001, by and between Scrip Solutions, Inc. and Russel J. Corvese.	(23) (Exh. 10.46)

10.48	Lease Amendment and Extension Agreement, dated August 31, 2003, by and between Scrip Solutions, Inc. and Mutual Properties Stonedale LLC	(23) (Exh. 10.47)

10.49	Letter Agreement, dated January 28, 2004, between the Company and Alfred Carfora	(24) (Exhibit 10.1)

10.50	Amendment No. 3 to Employment Agreement, dated as of August 9, 2004, between MIM Corporation and Richard H. Friedman.	(25) (Exhibit 10.1)

10.51	Amendment, dated October 28, 2004, to Employment Agreement for Barry A. Posner	(26) (Exhibit 10.2)

10.52	Amendment, dated December 1, 2004, to Employment Letter Agreement for Russel J. Corvese	(27) (Exhibit 10.1)

10.53	Lease Agreement by and between Alchemie Properties, LLC and Scrip Solutions, LLC	(28)

21	List of Subsidiaries	(28)

23.1	Consent of Ernst and Young, LLP	(28)

Exhibit
Number	Description	Location
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(28)

31.2	Certification of Juliet A. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(28)

32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(28)

32.2	Certification of Juliet A. Palmer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(28)

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-60647), as amended, which became effective on August 21, 1998.

(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004

(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005

(4)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996.

(5)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

(6)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(8)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(9)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(10)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(11)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(12)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(13)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(14)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 10, 2000.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(16)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K filed on February 5, 2002.

(17)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(18)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2002.

(19)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.

(20)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 24, 2002.

(21)	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company’s Form 8-A/A dated December 4, 2002.

(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2003.

(23)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2003.

(24)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(25)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-119098

(26)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on October 28, 2004

(27)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004

(28)	Filed with this Annual Report on Form 10-K

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

MIM CORPORATION

/s/ Juliet A. Palmer

Juliet A. Palmer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard H. Friedman Richard H. Friedman	Chairman and Chief Executive Officer (principal executive officer)	March 4, 2005
/s/ Juliet A. Palmer Juliet A. Palmer	Chief Financial Officer (principal financial officer)	March 4, 2005
/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 4, 2005
/s/ Louis A. Luzzi Louis A. Luzzi, Ph.D.	Director	March 4, 2005
/s/ Richard A. Cirillo Richard A. Cirillo	Director	March 4, 2005
/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 4, 2005
/s/ Michael Kooper Michael Kooper	Director	March 4, 2005
/s/ Ronald Shelp Ronald Shelp	Director	March 4, 2005
/s/ Harold Ford Harold Ford	Director	March 4, 2005

EXHIBIT INDEX

(Exhibits being filed with this Annual Report on Form 10-K)

10.53	Lease Agreement by and between Alchemie Properties, LLC and Scrip Solutions, LLC

21	List of Subsidiaries

23.1	Consent of Ernst and Young, LLP

31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Juliet A. Palmer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Juliet A. Palmer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002