Form 10-Q
period 2005-03-31
BioScrip, Inc.
filed 2005-05-10
CIK 1014739

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-28740

BioScrip, Inc.

(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

100 Clearbrook Road, Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

(914) 460-1600 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     On May 03, 2005, there were outstanding 36,937,919 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,325	$2,957
Accounts receivable (net of allowances of $3,266 and $3,240, respectively)	104,052	65,439
Inventory	22,895	11,897
Prepaid expenses and other current assets	3,489	2,112
Short-term deferred taxes	2,798	2,798

Total current assets	147,559	85,203

Property and equipment, net	7,806	4,300
Long term deferred taxes, net	—	2,383
Goodwill	109,235	74,874
Intangible assets, net	36,693	17,583
Deferred acquisition costs	—	1,702
Other assets, net	516	427

Total assets	$301,809	$186,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,547	$7,303
Accounts payable	30,027	20,012
Claims payable	27,531	28,659
Payables to plan sponsors	2,215	2,217
Accrued expenses and other current liabilities	15,503	12,598

Total current liabilities	76,823	70,789

Deferred taxes	5,417	—
Shareholders’ equity:
Common stock, $.0001 par value: 40,000 shares authorized, 36,802 and 22,307 shares outstanding at March 31, 2005 and December 31, 2004, respectively	4	2
Treasury stock, 2,198 shares at cost at March 31, 2005 and December 31, 2004	(8,002)	(8,002)
Additional paid-in capital	233,248	131,031
Accumulated deficit	(5,681)	(7,348)

Total shareholders’ equity	219,569	115,683

Total liabilities and shareholders’ equity	$301,809	$186,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue	$188,398	$148,052
Cost of revenue	167,951	131,088

Gross profit	20,447	16,964
% of Revenue	10.9%	11.5%

Selling, general and administrative expenses	16,284	12,495
Amortization of intangibles	891	640
Merger and integration expenses	387	—

Total operating expenses	17,562	13,135
% of Revenue	9.3%	8.9%

Income from operations	2,885	3,829

Interest expense, net	(153)	(196)

Income before provision for income taxes	2,732	3,633

Provision for income taxes	1,065	1,453

Net income	$1,667	$2,180

Basic net income per share	$0.07	$0.10

Diluted net income per share	$0.06	$0.10

Basic weighted-average shares	25,586	22,159

Diluted weighted-average shares	25,980	22,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$1,667	$2,180
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	641	555
Amortization	891	640
Non cash stock compensation	34	20
Provision for losses on receivables	733	444
Changes in assets and liabilities, net of acquired assets:
Receivables, net	3,473	(5,375)
Inventory	(1,337)	1,970
Prepaid expenses and other current assets	(98)	481
Accounts payable	4,941	(1,485)
Claims payable	(1,129)	(1,705)
Payables to plan sponsors and others	(2)	(6,011)
Accrued expenses	(12,101)	1,445

Net cash used in operating activities	(2,287)	(6,841)

Investing activities
Purchases of property and equipment, net of disposals	(376)	(122)
Cash acquired with acquisition, net of costs	17,441
Costs of acquisitions, net of cash acquired		(14,415)
Decrease (increase) in other assets	1,755	(15)

Net cash provided by (used in) investing activities	18,820	(14,552)

Financing activities
(Repayments) borrowings on line of credit, net	(5,756)	14,306
Principal payments on capital lease obligations	(35)	(98)
Proceeds from exercise of stock options	626	378

Net cash (used in) provided by financing activities	(5,165)	14,586

Increase/(decrease) in cash and cash equivalents	11,368	(6,807)

Cash and cash equivalents at beginning of year	2,957	9,428

Cash and cash equivalents at end of period	$14,325	$2,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$181	$177

Cash paid during the period for income taxes	$1,082	$233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(In thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

     These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) of BioScrip, Inc. (formerly MIM Corporation) filed with the U.S Securities and Exchange Commission (the “Commission”) on March 4, 2005. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of income and cash flows for the periods presented have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below:

Name Change

     On March 12, 2005 MIM changed its name to BioScrip, Inc. (“BioScrip” or the “Company”). The Company’s new Nasdaq ticker symbol is “BIOS”.

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On March 12, 2005, the Company acquired all of the issued and outstanding stock of Chronimed, Inc. (“Chronimed”) (see Note 4 of Notes to the Financial Statements). Since that time, Chronimed’s financial results have been consolidated within the Company’s financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits, lockbox deposits, money market accounts and overnight investment accounts with maturities of 90 days or less from the date of purchase. Cash equivalents are carried at cost, which approximates fair market value.

Receivables

     Receivables include amounts due from plan sponsors under the Company’s pharmacy benefit management (“PBM”) agreements, amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs through retail pharmacies, amounts due from certain third party payors, and patient co-payments.

Allowance for Doubtful Accounts

     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections. The Company continually reviews the estimation process and makes changes to estimates as necessary. Bad debt expense is recorded as an operating expense in the Company’s Consolidated

Statements of Income. The receivables acquired in conjunction with the acquisition of Chronimed are recorded net as of March 12, 2005 and their related allowances are not reflected in the allowance balances noted on the face of the balance sheet.

Allowance for Contractual Discounts

     The Company is reimbursed for the drugs and services it sells by many different third party payors including insurance companies, Medicare and state Medicaid programs. The Company estimates an allowance for contractual discounts based on historical experience and in certain cases on a customer-specific basis given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from the Company’s estimates. Updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Estimated contractual discounts are recorded as an offset to revenue in the Company’s Consolidated Statements of Income.

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the average cost method, depending on the related pharmacy system. Inventory consists principally of goods held for resale. Included in the net inventory is a reserve for obsolete inventory.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Computer and office equipment	3-5 years
Furniture and fixtures	5-7 years

     Leasehold improvements and leased assets are amortized using the straight-line method over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repair costs are expensed as incurred.

Purchase Price Allocation

     We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are initially recorded at their estimated fair values. The final recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management’s judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities. As part of the purchase accounting, Chronimed’s receivables are recorded net as of March 12, 2005 and their related allowances are not reflected in the allowance balances noted on the face of the balance sheet.

Claims Payable

     The Company is responsible for all covered prescriptions provided to plan members during the contract period. Claims are continuously adjudicated through the Company’s on-line adjudication system. These claims are paid to the individual pharmacies or pharmacy chains on a weekly basis.

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

Revenue Recognition

     The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company’s retail pharmacy network in the PBM Services segment or a pharmacy owned by the Company. Revenue is primarily derived under fee-for-service agreements. Prescription drug revenue is offset by the rebates shared with plan sponsors.

     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities, and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as through the Company’s mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company’s retail pharmacy network, or (b) at the time the drug is shipped or picked up at a pharmacy, in the case of a prescription filled through a pharmacy owned by the Company.

     Revenue generated under PBM agreements is classified as gross or net by the Company based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company has a contractual obligation to pay a network pharmacy provider for benefits provided to its plan sponsors’ members, and has other indications of risk and reward, the Company includes payments (which includes the drug ingredient cost) from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors’ network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees (and not the drug ingredient cost) as revenue.

     Co-payments. When prescriptions are filled and the Company is acting as a participating pharmacy in another PBM’s or payor’s pharmacy network, the Company collects and retains co-payments from plan sponsors’ members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in the Company’s retail pharmacy networks, the Company is not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments in its financial statements. In its capacity as a PBM, pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.

Cost of Revenue

     Cost of revenue includes the costs of pharmaceutical purchases, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers.

Income Taxes

     As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in the Company’s consolidated balance sheets. A valuation allowance is recorded against deferred tax assets when, in the opinion of the Company’s management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

Disclosure of Fair Value of Financial Instruments

     The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and the line of credit. The carrying amounts of all of these financial instruments approximate fair value due to their fully liquid or short-term nature.

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123(R) must be adopted no later than the first quarter of 2006.

     The Company will adopt the fair-value-based method of accounting for share-based payments effective January 1, 2006. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below. The Company is still evaluating the alternative methods available in calculating and adopting this standard, and has not yet reached a decision on which method to use.

     The Company’s compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$1,667	$2,180
Add: Stock award-based employee compensation included in reported net income, net of related tax effect	$5	$5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	$(799)	$(848)

Pro forma net income	$873	$1,337

Earnings per share:
Basic — as reported	$0.07	$0.10
Basic — pro forma	$0.03	$0.06
Diluted — as reported	$0.06	$0.10
Diluted — pro forma	$0.03	$0.06

     As pro forma compensation expense for options granted is recorded over the vesting period of options, future pro forma compensation expense may be greater as additional options or awards are granted.

NOTE 2 – EARNINGS PER SHARE

     The following table sets forth the computation of basic income per common share and diluted income per common share:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$1,667	$2,180

Denominator – Basic:
Weighted average number of common shares outstanding	25,586	22,159

Basic income per common share	$0.07	$0.10

Denominator – Diluted:
Weighted average number of common shares outstanding	25,586	22,159
Common share equivalents of outstanding stock options	394	512

Total diluted shares outstanding	25,980	22,671

Diluted income per common share	$0.06	$0.10

NOTE 3 – OPERATING SEGMENTS

     The Company operates in two reportable segments: (1) Specialty Management and Delivery Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. All of the activities related to the acquisition of Chronimed has been included in the Specialty Management and Delivery Services segment.

Segment Reporting Information

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Specialty Management and Delivery Services	$95,761	$57,716
PBM Services	92,637	90,336

Total	$188,398	$148,052

Depreciation expense:
Specialty Management and Delivery Services	$374	$212
PBM Services	267	343

Total	$641	$555

Income from operations:
Specialty Management and Delivery Services	$1,069	$3,657
PBM Services	1,816	172

Total	$2,885	$3,829

Total assets:
Specialty Management and Delivery Services	$242,816	$121,093
PBM Services	58,993	62,928

Total	$301,809	$184,021

Capital expenditures:
Specialty Management and Delivery Services	$133	$43
PBM Services	243	79

Total	$376	$122

The following table sets forth significant customer(s) by segment:

	2005	2004
Significant customer A
PBM Services:
Revenue	$28,468	$24,857
% of Total Revenue	15%	17%
Significant customer B
PBM Services:
Revenue	$28,335	$24,208
% of Total Revenue	15%	16%
Specialty Management and Delivery Services:
Revenue	$4,664	$3,726
% of Total Revenue	2%	3%

NOTE 4 – ACQUISITIONS

Chronimed Inc. Acquisition

     On March 12, 2005 MIM acquired all of the issued and outstanding stock of Chronimed in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed are included in the Consolidated Statements of Income beginning March 12, 2005. The acquisition of Chronimed added an additional 28 specialty pharmacies throughout the U.S. to BioScrip’s existing four pharmacies. The acquisition complements the Company’s business model already in place and provides a platform for continued growth. Chronimed’s operations have been incorporated into the Specialty Management and Delivery Services segment. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations.

     The aggregate purchase price of Chronimed was $104,907, including direct expenses of $3,341 associated with the acquisition. The 14,381 shares of common stock and 2,612 stock options exchanged in the acquisition were valued using the average market price of the Company’s common stock during the period beginning two days before and ending two days after the revised merger agreement was announced. The purchase price has been allocated to the acquired assets and liabilities based on management’s preliminary estimates of their fair value. An independent outside valuation is being performed and assets and liabilities will be adjusted as appropriate upon completion of their valuation. As part of the purchase accounting, Chronimed’s receivables are recorded net as of March 12, 2005 and their related allowances are not reflected in the allowance balances noted on the face of the balance sheet.

     As part of the merger, the Company consolidated Chronimed’s Minnetonka mail service operations into the Company’s higher capacity mail distribution operation in Columbus, Ohio and closed the Minnetonka mail facility. Total severance costs are expected to be approximately $1,100. Of that amount $167 was paid prior to the merger and $939 was accrued for in the first quarter of 2005 and are included in the purchase price. The following table outlines severance costs that were accrued for at March 12, 2005 and subsequently paid out by March 31, 2005.

2005 Severance Costs — Chronimed
($ in thousands)

Severance
Benefits
Liability assumed	$939
Payments	$8

Ending liability at March 31, 2005	$931

     The following table sets forth the allocation of the purchase price as of March 31, 2005.

Purchase Price Allocation
(in thousands)

Purchase price:
Value of stock exchanged	$90,196
Value of stock options exchanged	11,370
Transaction costs	3,341

Total purchase price	$104,907
Less: net tangible assets as of March 12, 2005	50,546

Excess of purchase price over net tangible assets acquired	$54,361

Preliminary allocation of excess purchase price:
Customer lists and non compete agreements	$20,000
Goodwill	34,361

Total	$54,361

     The following table sets forth the estimated fair value of the assets and liabilities acquired with the purchase of Chronimed.

At March 12, 2005
(in thousands)

Cash and short term investments	$20,788
Accounts receivable	42,820
Inventory	9,661
Prepaids and other current assets	1,278
Fixed assets	3,771
Long term assets	143
Total assets acquired		$78,461
Accounts payable	($5,075)
Accrued expenses	(14,101)
Accrued severance	(939)
Deferred tax liability	(7,800)
Total liabilities assumed		($27,915)

Net tangible assets acquired		$50,546

     The following unaudited consolidated pro forma financial information for the three months ended March 31, 2005 and 2004, respectively, has been prepared assuming Chronimed was acquired as of January 1, 2004, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares have also been adjusted assuming the exchange ratio of 1.12 shares of common stock of the Company exchanged for each outstanding share of Chronimed common stock. The period ended March 31, 2005 includes pretax expense of $2,424 for merger and integration expenses. The periods ending March 31, 2005 and March 31, 2004 each include pretax amortization expense of $1,200 associated with the Chronimed acquisition. A more detailed reconciliation of the pro forma income statement can be found in Management’s Discussion and Analysis. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2004. This pro forma information is not intended to be a projection of future operating results.

Pro forma Income Statement
(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$302,477	$290,394
Net income	$833	$2,976
Basic income per common share	$0.02	$0.08
Diluted income per common share	$0.02	$0.08

Natural Living Acquisition

     On February 2, 2004 the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy (“Fair Pharmacy”), a specialty pharmaceutical provider located in Bronx, New York for $15,000 in cash. The acquisition enhanced the Company’s HIV, Oncology and Hepatitis C disease therapies and was incorporated into the Company’s Specialty Management and Delivery Services segment.

     Had this acquisition taken place on January 1, 2004, consolidated sales and income would not have been significantly different from the year to date 2004 reported amounts.

NOTE 5 – SEVERANCE COSTS

     The acquisition of Chronimed has also resulted in the consolidation of certain finance and information technology functions. The Company’s Rhode Island offices, which include the finance and information technology functions, will be closed as a result of these consolidations. These functions are being transitioned to the Company’s Minnesota office. Accordingly, there have been and will continue to be severance and exit costs associated with these consolidations.

     In association with the consolidation of the finance and information technology departments, on March 4, 2005 the Company notified 67 employees that their employment with the Company would be involuntarily terminated. Of these 67 employees, approximately 45 employees support the Specialty Management and Delivery Services segment with the balance supporting the PBM Services segment. Transition plans are still being developed, but substantially all employees are expected to be terminated by December 31, 2005. Estimated severance costs are being recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees. As of March 31, 2005 all employees affected by the consolidation are still actively employed and on the Company’s payroll. The total estimated severance and exit costs for the consolidation of these two departments are expected to be approximately $2,000. Severance costs of $198 were recorded in selling, general and administrative expenses for employee separation costs, primarily severance, in connection with the termination of these employees as reflected below.

2005 Severance and Exit Costs
($ in thousands)

Severance
Benefits
Provisions	$198
Payments	$—

Ending liability at March 31, 2005	198

NOTE 6 – LITIGATION MATTERS

     On August 13, 2003, Value Behavioral Health of Texas (“Value Options”), a PBM Services customer, demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication, of certain PBM claims. The demand sought $5.9 million plus interest and costs. The Company counterclaimed for $319,000. While the Company believed its conduct raised by the demand satisfied the contract and complied in all respects with the parties’ agreement, on February 1, 2005 the Company reached a global settlement agreement with Value Options and agreed to pay $1.0 million to Value Options to settle all disputes in exchange for a general release of all outstanding claims against the Company. The Company received notice of termination of that customer’s PBM contract effective November 30, 2004. The termination of that PBM contract and the settlement did not have a material adverse effect on the Company’s business, operations or financial condition.

     On August 16, 2004, a lawsuit encaptioned Unger v. Chornimed Inc. et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice

     On February 14, 2005, an initial complaint was filed in Balbour County, Alabama Circuit Court, encaptioned Eufala Drugs, Inc. v. Scrip Solutions, et al. That case was removed to Federal Court on April 21, 2005. To date, the Company has not answered the complaint and no proceedings have occurred. The complaint pleads several legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that the Company was obligated to update its prescription pricing files on a daily, rather than weekly basis. The Company denies the allegations and intends to vigorously defend against the action. The action is one of approximately 15 substantially identical actions commenced in Alabama against PBMs.

NOTE 7 – CONCENTRATION OF CREDIT RISK

     The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan Sponsor
	A	B

Year-to-date period ended March 31, 2004
% of total revenue	17%	19%
% of total accounts receivable at period end	*	13%
Year-to-date period ended March 31, 2005
% of total revenue	15%	17%
% of total accounts receivable at period end	*	12%

*	Less than 10%.

Plan Sponsor (A) is in the PBM Services segment
Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Management and Delivery Services segment

****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “Commission”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (this “Report”).

     This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, our future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences. Except as required by law, we do not undertake any obligation to supplement these forward-looking statements to reflect any future events and circumstances.

Business Overview

     We provide comprehensive pharmaceutical care solutions. We partner with healthcare payors, pharmaceutical manufacturers, government agencies, physicians, and patients to deliver cost effective prescription medication and/or clinical management programs that enhance the quality of patient life. These services are organized under two reportable operating segments: specialty pharmacy distribution (“Specialty Management and Delivery Services”) and pharmacy benefit management and mail services (collectively, “PBM Services”).

     Our specialty pharmacy distribution capabilities include the distribution of medications manufactured to improve the care of individuals with complex health conditions such as HIV/AIDS, Cancer, immunodeficiency disorders (IVIG), Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis, and Organ Transplantation. We have 30 retail locations in 25 major urban markets across the U.S., providing specialty prescription access nationwide in most urban communities in a high-touch community-based environment. Specialty distribution and clinical services are primarily offered to members who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, who in turn have a relationship with us.

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

     On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed, Inc. (“Chronimed”) in a stock-for-stock transaction valued at $104.9 million. Pursuant to the terms of the acquisition, each share of Chronimed common stock was exchanged for 1.12 shares of our common stock. The acquisition of Chronimed added an additional 28 specialty pharmacies throughout the U.S. The acquisition complements the Company’s business model and provides a platform for continued growth. The operations and financial results of Chronimed have been incorporated into the Specialty Management and Delivery Services segment. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations.

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

Revenue Recognition

     We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our retail pharmacy network in the PBM Services segment or a pharmacy owned by us. Revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member (in the case of a prescription filled through a pharmacy participating in our retail pharmacy network), or (b) at the time the drug is shipped (in the case of a prescription filled through a pharmacy owned by us). The share of any rebates paid to our plan sponsors is recorded as a reduction of revenue.

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

Allowance for Contractual Discounts

     We are reimbursed for the drugs and services we sell by various types of payors including insurance companies, Medicare and state Medicaid programs. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts based on historical experience and in certain cases on a customer-specific basis given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

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

Purchase Price Allocation

     We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are initially recorded at their estimated fair values. The final recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management’s judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities. As part of the purchase accounting, Chronimed’s receivables are recorded net as of March 12, 2005 and their related allowances are not reflected in the allowance balances noted on the face of the balance sheet.

Income Taxes

     As part of the process of preparing our c onsolidated financial statements, we are required estimate income taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within twelve months are classified as current assets.

Impairment of Long Lived Assets

     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management’s belief that no such impairment existed as of March 31, 2005.

     Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill has discontinued, and goodwill is reviewed at least annually for impairment.

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

Indefinite-Lived Intangible Assets

     Under the provisions of SFAS No. 142 we are required to perform an annual impairment test for our indefinite-lived intangible asset (i.e., tradename) which is recorded at $4.7 million at March 31, 2005. The impairment test compares the fair value of an intangible asset to the carrying value of that asset at least annually. If the estimated fair value of an intangible asset is determined to be lower than its carrying value, an impairment charge is recorded for the difference.

     The determination of fair value of intangible assets requires management to use estimates and assumptions of the future cash flows and discount rates. Changes to these estimates and assumptions could affect the estimated fair value.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of the intangible asset that is carried at $4.7 million at March 31, 2005. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.

Results of Operations

     The tables below present the reconciliation between GAAP (reported) and Non-GAAP (pro forma) results of the Company, assuming the acquisition had occurred on January 1, 2004. Related estimated amortization expense is added, and the adjusted shares reflect the conversion of Chronimed shares at the 1.12 exchange ratio for comparative purposes. We believe this information to be more helpful in gaining an understanding of future results and trends. In the following Management’s Discussion and Analysis we provide discussion of both reported results as set forth in the Financial Statements and the pro forma results as presented in the tables below.

Proforma Consolidated Results
(in thousands, except per share data)
(unaudited)

	Quarter Ended March 31, 2005

	MIM Corp.	Chronimed	Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined

Revenue	$188,398	$114,079	$—	$302,477

Cost of revenue	167,951	$101,155	—	269,106

Gross profit	20,447	12,924	—	33,371
% of Revenue	10.9%	11.3%		11.0%

Operating expenses
Selling, general and administrative expenses	16,284	11,338		27,622
Amortization of intangibles	891	—	1,000 [1]	1,891
Merger and integration expenses	387	2,037		2,424

Total operating expenses	17,562	13,375	1,000	31,937
% of Revenue	9.3%	11.7%		10.6%

Income from operations	2,885	(451)	(1,000)	1,434

Interest income (expense), net	(153)	84	—	(69)

Income before income taxes	2,732	(367)	(1,000)	1,365
Income tax expense	(1,065)	143	390	(532)

Net income	$1,667	$(224)	$(610)	$833

Basic weighted average shares	25,586			36,802
Diluted weighted average shares	25,980			37,165

Basic net income per share	$0.07			$0.02
Diluted net income per share	$0.06			$0.02

(1) Reflects estimated amortization expense for the entire quarter, $200 included in reported results

Proforma Consolidated Results
(in thousands, except per share data)
(unaudited)

	Quarter Ended March 31, 2004

	MIM Corp.	Chronimed	Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined

Revenue	$148,052	$142,342	$—	$290,394

Cost of revenue	131,088	126,976	—	258,064

Gross profit	16,964	15,366	—	32,330
% of Revenue	11.5%	10.8%		11.1%

Operating expenses
Selling, general and administrative expenses	12,495	13,066	—	25,561
Amortization of intangibles	640	—	1,200 [1]	1,840
Merger and integration expenses	—	—	—	—

Total operating expenses	13,135	13,066	1,200	27,401
% of Revenue	8.9%	9.2%		9.4%

Income from operations	3,829	2,300	(1,200)	4,929

Interest income (expense), net	(196)	70	—	(126)
Other income	—	75	—	75

Income before income taxes	3,633	2,445	(1,200)	4,878
Income tax expense	(1,453)	(929)	480	(1,902)

Net income	$2,180	$1,516	$(720)	$2,976

Basic weighted average shares	22,159			36,390
Diluted weighted average shares	22,671			37,267

Basic net income per share	$.10			$0.08
Diluted net income per share	$.10			$0.08

(1) Reflects estimated amortization for the quarter

     Revenue. Reported revenues for the first quarter of 2005 were $188.4 million compared to $148.1 million in the first quarter of 2004. This increase was primarily attributable to the Chronimed acquisition in the Specialty Management and Delivery Services segment (discussed in Note 4 of the Notes to the Financial Statements) as well as increased volume due to an expanded customer base in the other specialty dispensing facilities. The PBM Services segment revenue increased 3% with increased traditional mail order sales compensating for the loss of Value Options PBM Services revenue (see Note 6 of Notes to Financial Statements) in December of 2004.

     On a pro forma basis, revenue for the first quarter of 2005 was $302.5 million compared to $290.4 million for the quarter ended March 31, 2004. Revenues for the first quarter of 2005 were impacted by the loss of Chronimed’s Aetna contract which terminated on February 28, 2005, as well as PBM services contract losses in the previous and current quarters. We expect revenue to decline an additional $22 million in the second quarter of 2005 as these contracts wind down completely. The decrease in first quarter 2005 revenues was more than offset by increased revenues in the balance of our specialty dispensing facilities, which showed increased volumes due to increased sales under existing contracts and additional contracts.

     Cost of Revenue and Gross Profit. Reported cost of revenue for the first quarter of 2005 was $168.0 million compared to $131.1 for the same period in 2004. Gross margin as a percentage of revenue decreased in the first quarter of 2005 compared to the same period in 2004. This is primarily a result of reimbursement pressures in the Specialty Management and Delivery Services segment as well as a higher revenue mix of lower margin injectible specialty drug sales.

     Pro forma cost of revenue increased $11.0 from $258.1 for the period ended March 31, 2004 to $269.1 for the same period in 2005. While gross profit increased, we experienced a decline in gross margin as a percentage of revenue in the first quarter of 2005 compared to the first quarter of 2004. We expect gross margins to continue to experience downward pressure for the remaining three quarters of 2005 in both the Specialty Management and Delivery Services and the PBM Services segments.

     Selling, General and Administrative Expenses. For the three months ended March 31, 2005, selling, general and administrative expenses (“SG&A”) increased to $16.7 million, or 8.8% of total revenue, from $12.5 million, or 8.4% of total revenue, for the same period a year ago. This increase in SG&A is the result of the addition of Chronimed’s expenses for the period March 13, 2005 through March 31, 2005, as well as increased expense to support growth of the business. The first quarter of 2005 included $0.4 million of merger related expenses.

     Pro forma SG&A for the first quarter of 2005 was $27.6 million, or 9.1% of total revenue, compared to $25.6 million, or 8.8% of total revenue, for the first quarter of 2004. This higher level of spending does not reflect expected merger related cost savings that will be made as a result of recent contract losses or expected synergies of the merger. The pro forma results show merger and integration expenses as a separate line item for comparative purposes.

     Amortization of Intangibles. For the first three months of 2005 we recorded amortization of intangibles of $0.9 million compared to $0.6 million in 2004. The increase in 2005 was primarily the result of an additional $0.2 million of amortization resulting from the acquisition of Chronimed on March 12, 2005. This increase was based on a preliminary estimate of amortizable intangible assets of $20.0 million.

     The pro forma amortization of intangibles includes an estimated $1.2 million of amortization of the intangibles acquired with Chronimed for the quarters ended March 31,2005 and March 31, 2004. The first quarter of 2005 includes three months of intangible amortization resulting from the Fair acquisition in February 2004, while the first quarter of 2004 includes only two months of intangible amortization for that acquisition.

     Net Interest Expense. Net interest expense was $0.2 million for the three months ended March 31, 2005 and March 31, 2004. This interest expense is primarily associated with the line of credit which was used to fund the Fair acquisition in February 2004.

     Adjusted net interest expense was $0.1 million for the three months ended March 31, 2005 and March 31, 2004. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts.

     Provision for Income Taxes. Tax expense for the first quarter of 2005 was $1.1 million compared to $1.5 million for the first quarter of 2004. The effective tax rate for these periods was 39% and 40%, respectively. The effective tax rate for 2005 is expected to be 39%.

     On a pro forma basis the effective tax rate of 39% was used for both periods presented. This resulted in a pro forma income tax provision of $1.9 million for the first quarter of 2005 and $0.5 million for the first quarter of 2004, based on the pro forma income before taxes.

     Net Income and Earnings Per Share. Net income for the first quarter of 2005 was $1.7 million, or $0.06 per diluted share, compared to net income of $2.2 million, or $0.10 per diluted share, for the same period last year. The decline in net income is due to gross margin decline in the Specialty segment due to higher revenue mix at a lower margin, increased SG&A expense to support growth in the business and merger expenses including increased amortization. We expect the number of average diluted shares to increase in the second quarter of 2005 to approximately 37 million shares to reflect the full quarter weighting of shares issued to acquire Chronimed on March 12, 2005. We also anticipate further integration related expenses through the end of this year.

     Pro forma net income for the first quarter of 2005 was $0.8 million, or $.02 per diluted share. This compares to $3.0 million, or $0.08 per diluted share, on a pro forma basis for the first quarter of 2004. The variance is primarily the result of the merger and integration expenses in the first quarter of 2005.

Liquidity and Capital Resources

     We utilize both funds generated from operations and available credit under the Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.

     For the three months ended March 31, 2005 net cash used in operating activities totaled $2.3 million compared to $6.8 million for the same period last year. Accrued expenses of $12.1 million were paid in the first quarter of 2005 including the contingency payment for the Fair acquisition, the Value Options settlement, merger costs and wholesaler inventory payments. These payments were offset by a reduction in accounts receivable due to collection efforts and the loss of previously disclosed revenues, and an increase in accounts payable caused by increased inventory and timing of payments. The operating cash used in the first quarter of 2004 was primarily rebate share payments to plan sponsors.

     Net cash provided by investing activities during the three months ended March 31, 2005 was $18.8 million, primarily due to the acquisition of Chronimed which provided cash, net of acquisition costs, of $17.4 million. This compares to $14.6 million used in the same period in 2004, primarily for the acquisition of Fair Pharmacy.

     For the three months ended March 31, 2005 net cash used in financing activities was $5.2 million compared to net cash provided by financing activities of $14.6 million for the same period in 2004. At March 31, 2005 there were $1.5 million of outstanding bank borrowings under our $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $5.8 million decrease from the same period in 2004. Outstanding borrowings increased $14.4 million in the first quarter of 2004 as a result of the acquisition of Fair Pharmacy.

     At March 31, 2005 we had working capital of $70.7 million compared to $14.4 million at December 31, 2004, primarily attributable to the addition of cash, accounts receivable and inventory acquired with Chronimed.

     We expect cash balances to decline in the next two quarters as we continue to fund merger and integration expenses. We then expect cash balances to increase as we achieve merger cost savings in the fourth quarter of 2005 and beyond.

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

     Our daily borrowings under the Facility during the first quarter of 2005 were $160.2 million, of which $166.0 million was repaid during the same period. At no point during the quarter did the line of credit balance exceed $16.5 million.

     On February 2, 2004 we acquired Fair Pharmacy for $15 million in cash. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition was paid with proceeds from the Facility.

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

     At December 31, 2004 we had Federal net operating loss carry forwards (“NOLs”) of approximately $16.7 million, which will begin expiring in 2009. Our remaining federal NOLs will not affect our effective tax rate when utilized since they were generated primarily as a result of the exercise of non-qualified stock options in prior years. However, we will receive the cash flow benefit from the reduction in our income tax liability when the remaining federal NOLs are utilized. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

Other Matters

     On August 13, 2003 Value Options, a PBM Services customer, demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. The demand sought $5.9 million plus interest and costs. We counterclaimed for $319,000. While we believed our conduct raised by the demand satisfied the contract and complied in all respects with the parties’ agreement, on February 1, 2005 we reached a global settlement agreement with Value Options and agreed to pay $1.0 million to Value Options to settle all disputes in exchange for a general release of all outstanding claims against the Company. We received notice of termination of that customer’s PBM contract effective November 30, 2004. The termination of that PBM contract and the settlement did not have a material adverse effect on our business, operations or financial condition.

     On August 16, 2004, a lawsuit encaptioned Unger v. Chornimed Inc. et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and us as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as our, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice.

     On February 14, 2005, an initial complaint was filed in Balbour County, Alabama Circuit Court, encaptioned Eufala Drugs, Inc. v. Scrip Solutions, et al. That case was removed to Federal Court on April 21, 2005. To date, the Company has not answered the complaint and no proceedings have occurred. The complaint pleads several legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that we were obligated to update our prescription pricing files on a daily, rather than weekly basis. We deny the allegations and intend to vigorously defend against the action. The action is one of approximately 15 substantially identical actions commenced in Alabama against PBMs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

     Our exposure to market risk for changes in interest relate primarily to our debt. At March 31, 2005 we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.

     At March 31, 2005 the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.

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

Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. As discussed further below, during the quarter ended March 31, 2005 we have taken actions to remedy previously identified material weaknesses.

     As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be in our periodic SEC filings within the required time.

     Our current Chief Executive Officer, Henry F. Blissenbach, and Chief Financial Officer, Gregory H. Keane, assumed their respective roles as of March 12, 2005, the effective date of the merger. Prior to the merger, Mr. Blissenbach and Mr. Keane served as Chief Executive Officer and Chief Financial Officer, respectively, of Chronimed.

Internal Control Over Financial Reporting

          As previously disclosed in our Form 10-K, management concluded that its internal control over financial reporting was not effective as of the end of the period covered by the Form 10-K because of the following identified material weaknesses: the insufficient staffing of the accounting and financial reporting function principally due to the resignation in June 2004 of our Chief Accounting Officer, the resignation of our Chief Financial Officer on January 7, 2005, and the September 2004 resignation of our audit committee “financial expert.” The later two events related to our merger with Chronimed.

     During the quarter ended March 31, 2005 we took the following actions to remedy the material weaknesses described above. First, in connection with the merger we added a financial expert (as contemplated by NASDAQ Rule 4350(d)) to our audit committee. Second, we named Gregory H. Keane our Chief Financial Officer on March 12, 2005, the effective date of the merger. In addition, we hired a new Controller starting April 28, 2005, to replace the functions performed by our previous Chief Accounting Officer. Management believes that these actions remedy the previously identified material weaknesses. We urge the reader to refer to Item 9A in the Form 10-K.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     On August 13, 2003, Value Options, a PBM Services customer, demanded arbitration before the American Arbitration Association of a claim for an alleged breach of contract involving the adjudication of certain PBM claims. The demand sought $5.9 million plus interest and costs. We counterclaimed for $319,000. While we believed our conduct raised by the demand satisfied the contract and complied in all respects with the parties’ agreement, on February 1, 2005 we reached a global settlement agreement with Value Options and agreed to pay $1.0 million to Value Options to settle all disputes in exchange for a general release of all outstanding claims against the Company. We received notice of termination of that customer’s PBM contract effective November 30, 2004. The termination of that PBM contract and the settlement did not have a material adverse effect on our business, operations or financial condition.

     On August 16, 2004, a lawsuit encaptioned Unger v. Chornimed Inc. et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and us as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as our, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice.

     On February 14, 2005, an initial complaint was filed in Balbour County, Alabama Circuit Court, encaptioned Eufala Drugs, Inc. v. Scrip Solutions, et al. That case was removed to Federal Court on April 21, 2005. To date, the Company has not answered the complaint and no proceedings have occurred. The complaint pleads several legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that the Company was obligated to update its prescription pricing files on a daily, rather than weekly basis. The Company denies the allegations and intends to vigorously defend against the action. The action is one of approximately 15 substantially identical actions commenced in Alabama against PBMs.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On March 9, 2005 the Company held a Special Meeting of Stockholders (the “Special Meeting”)

(c)	At the Special Meeting, Stockholders approved: (i) the issuance of Common Stock of the Company pursuant to the Agreement and Plan of Merger, dated as of August 9, 2004, and amended as of January 3, 2005, by and among the Company, Chronimed Acquisition Corp., a wholly owned subsidiary of the Company, and Chronimed Inc., (ii) amending and restating the Company’s Certificate of Incorporation to change the Company’s name from MIM Corporation to BioScrip, Inc. and to increase the number of authorized shares of the Company’s Common Stock from 40 million shares to 75 million Shares, and (iii) amending the Company’s 2001 Incentive Stock Plan to increase the number of authorized Shares of Common Stock available for issuance thereunder by 2 million shares.

Set forth below are the final results of the votes cast for these matters submitted to Stockholders:

(i)	The issuance of Common Stock of the Company pursuant to the Agreement and Plan of Merger, dated as of August 9, 2004, and amended as of January 3, 2005, by and among the Company, Chronimed Acquisition Corp., a wholly owned subsidiary of the Company, and Chronimed Inc.

For 16,331,456	Against 51,200	Abstain 11,790

(ii)	Amending and restating the Company’s Certificate of Incorporation to change the Company’s name to BioScrip, Inc. and to increase the number of authorized shares of the Company’s Common Stock from 40 million Shares to 75 million Shares

For 15,905,564	Against 11,170	Abstain 477,712

(iii)	Amending the Company’s 2001 Incentive Stock Plan to increase the number of authorized Shares of Common Stock available for issuance thereunder by 2 million Shares

For 11,715,825	Against 26,623	Abstain 3,688,920

Item 6.	Exhibits

(a)	Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)

Exhibit 31.1	Certification of Henry F. Blissenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Gregory H. Keane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Henry F. Blissenbach pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Gregory H. Keane pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: May 10, 2005	/s/ Gregory H. Keane

Gregory H. Keane, Chief Financial Officer