Form 10-Q
period 2005-06-30
BioScrip, Inc.
filed 2005-08-09
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     On August 1, 2005, there were outstanding 37,045,726 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, expect per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$2,957
Accounts receivable (net of allowances of $3,989 and $3,240, respectively)	109,137	65,439
Inventory	23,484	11,897
Prepaid expenses and other current assets	2,618	2,112
Short-term deferred taxes	5,713	2,798

Total current assets	146,395	85,203

Property and equipment, net	8,018	4,300
Long term deferred taxes, net	—	2,383
Goodwill	116,245	74,874
Intangible assets, net	18,540	17,583
Deferred acquisition costs	—	1,702
Other assets, net	710	427

Total assets	$289,908	$186,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$7,303
Accounts payable	30,263	20,012
Claims payable	26,917	28,659
Payables to plan sponsors	2,167	2,217
Accrued expenses and other current liabilities	11,528	12,598

Total current liabilities	70,875	70,789

Deferred taxes	2,529	—
Shareholders’ equity:
Common stock, $.0001 par value: 40,000 shares authorized, 36,901 and 22,307 shares outstanding at June 30, 2005 and December 31, 2004, respectively	4	2
Treasury stock, 2,198 shares at cost at June 30, 2005 and December 31, 2004	(8,002)	(8,002)
Additional paid-in capital	233,723	131,031
Accumulated deficit	(9,221)	(7,348)

Total shareholders’ equity	216,504	115,683

Total liabilities and shareholders’ equity	$289,908	$186,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue	$286,617	$154,125	$475,015	$302,178

Cost of revenue	256,104	137,275	424,055	268,364

Gross profit	30,513	16,850	50,960	33,814
% of Revenue	10.6%	10.9%	10.7%	11.2%

Selling, general and administrative expenses	27,587	12,607	43,872	25,102
Amortization of intangibles	1,956	768	2,847	1,408
Special charges	5,886	—	5,886	—
Merger and integration expenses	747	—	1,134	—

Total operating expenses	36,176	13,375	53,739	26,510
% of Revenue	12.6%	8.7%	11.3%	8.8%

(Loss) income from operations	(5,663)	3,475	(2,779)	7,304

Interest income (expense), net	12	(231)	(141)	(427)

(Loss) income before taxes	(5,651)	3,244	(2,920)	6,877

(Benefit) provision for income taxes	(2,111)	1,298	(1,047)	2,751

Net (loss) income	$(3,540)	$1,946	$(1,873)	$4,126

Basic (loss) income per share	$(0.10)	$0.09	$(0.06)	$0.19

Diluted (loss) income per share	$(0.10)	$0.09	$(0.06)	$0.18

Basic weighted-average shares	36,829	22,214	31,238	22,187

Diluted weighted-average shares	36,829	22,780	31,238	22,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net (loss) income	$(1,873)	$4,126
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,538	1,045
Amortization	2,847	1,408
Tradename writeoff	5,756	—
Non cash stock compensation	57	44
Change in deferred tax	(1,747)	—
Provision for losses on receivables	2,018	776
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(3,057)	(3,683)
Inventory	(1,926)	1,681
Prepaid expenses and other current assets	772	768
Accounts payable	5,176	(3,278)
Claims payable	(1,742)	2,799
Payables to plan sponsors and others	(49)	(8,592)
Accrued expenses	(16,091)	103

Net cash used in operating activities	(8,321)	(2,803)

Investing activities
Purchases of property and equipment, net of disposals	(1,486)	(355)
Cash acquired (used in) acquisition, net	16,992	(14,256)
Decrease (increase) in other assets	1,563	(24)

Net cash provided by (used in) investing activities	17,069	(14,635)

Financing activities
(Repayments) borrowings on line of credit, net	(7,303)	10,585
Principal payments on capital lease obligations	(34)	(197)
Proceeds from exercise of stock options	1,075	588
Principal payments on short term debt	—	(467)

Net cash (used in) provided by financing activities	(6,262)	10,509

Increase/(decrease) in cash and cash equivalents	2,486	(6,929)

Cash and cash equivalents at beginning of year	2,957	9,428

Cash and cash equivalents at end of period	$5,443	$2,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$317	$387

Cash paid during the period for income taxes	$2,109	$1,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Numbers in thousands, except per share amounts)
NOTE 1 – BASIS OF PRESENTATION
     These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) of BioScrip, Inc. (“BioScrip” or the “Company”) filed with the U.S. Securities and Exchange Commission (“the Commission”) under the Company’s former name “MIM Corporation” on March 4, 2005. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of operations and cash flows for the periods presented have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below.
Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On March 12, 2005, the Company acquired all of the issued and outstanding stock of Chronimed, Inc. (“Chronimed”) (see Note 4 of Notes to the Unaudited Condensed Consolidated Interim Financial Statements). Since that time, Chronimed’s financial results have been consolidated within the Company’s financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Receivables
     Receivables include amounts due from plan sponsors under the Company’s pharmacy benefit management (“PBM”) agreements, estimated amounts due from pharmaceutical manufacturers for rebates, service fees resulting from the distribution of certain drugs to their enrollees through retail and other pharmacies, amounts due from certain third party payors, patient co-payments and patient co-insurance.
Allowance for Doubtful Accounts
     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections. The Company continually reviews the estimation process and makes changes to estimates as necessary. Bad debt expense is recorded as an operating expense in the Company’s Condensed Consolidated Statements of Operations. The receivables acquired in conjunction with the acquisition of Chronimed are recorded net as of March 12, 2005 and their related pre-acquisition allowances are not reflected in the allowance balances noted on the face of the balance sheet.

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
Impairment of Long Lived Assets
     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the second half of 2005, we will be pursuing a rebranding strategy to the single brand of BioScrip. As a result of this strategy the value of the trade names associated with Natural Living and Vitality Home Infusion has been eliminated, and these assets have been removed from our balance sheet. This resulted in a special charge of $5.8 million in the second quarter of 2005.
Purchase Price Allocation
     We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are initially recorded at their estimated fair values. The final recorded values of assets and liabilities are determined based on third party estimates and independent valuations. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.
Payables to Plan Sponsors
     Payables to plan sponsors represent the sharing of pharmaceutical rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain contracts in the PBM services segment.
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
Revenue Recognition
     The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company’s retail pharmacy network in the PBM Services segment or by a pharmacy owned by the Company. Revenue is primarily derived under fee-for-service agreements. Prescription drug revenue is offset by the rebates shared with plan sponsors.

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
     Co-Payments; Co-Insurance. When prescriptions are filled and the Company is acting as a participating pharmacy in another PBM’s or payor’s pharmacy network, the Company collects and retains co-payments or co-insurance from plan sponsors’ members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. When prescriptions are filled through pharmacies participating in the Company’s retail pharmacy networks, the Company is not entitled to retain co-payments and co-insurance and accordingly does not account for retail pharmacy co-payments or co-insurance in its financial statements. In its capacity as a PBM, pharmacy network co-payments and co-insurance are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.
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
Disclosure of Fair Value of Financial Instruments
     The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and the line of credit. The carrying amounts of all of these financial instruments approximate fair value due to their fully liquid or short-term nature.
Accounting for Stock-Based Compensation
     The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and as such, generally we do not currently recognize compensation expense for employee stock options.
     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be permissible as an alternative under GAAP principles. SFAS No. 123(R) must be adopted no later than the first quarter of 2006.
     The Company will adopt the fair value-based method of accounting for share-based payments effective January 1, 2006. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share below.
     The Company’s compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the three and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	(3,540)	$1,946	(1,873)	$4,126

Add: Stock award-based employee compensation included in reported net income, net of related tax effect	$5	$5	$10	$9

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	$(400)	$(906)	$(775)	$(1,754)

Pro forma net (loss) income	(3,935)	$1,045	(2,638)	$2,381

(Loss) earnings per share:
Basic — as reported	$(0.10)	$0.09	$(0.06)	$0.19
Basic — pro forma	$(0.11)	$0.05	$(0.08)	$0.11

Diluted — as reported	$(0.10)	$0.09	$(0.06)	$0.18
Diluted — pro forma	$(0.11)	$0.05	$(0.08)	$0.10
     As pro forma compensation expense for options granted is recorded over the vesting period of options, future pro forma compensation expense may be greater as additional options or awards are granted.
NOTE 2 — EARNINGS PER SHARE
     The following table sets forth the computation of basic income per common share and diluted income per common share. For the quarter and year ended June 30, 2005 common stock equivalents are not included as they would be antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net (loss) income	$(3,540)	$1,946	$(1,873)	$4,126

Denominator — Basic:
Weighted average number of common shares outstanding	36,829	22,214	31,238	22,187

Basic (loss) income per common share	$(0.10)	$0.09	$(0.06)	$0.19

Denominator — Diluted:
Weighted average number of common shares outstanding	36,829	22,214	31,238	22,187
Common share equivalents of outstanding stock options	—	566	—	537

Total diluted shares outstanding	36,829	22,780	31,238	22,724

Diluted (loss) income per common share	$(0.10)	$0.09	$(0.06)	$0.18

NOTE 3 — OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. Corporate overhead is allocated between the two segments based on total selling, general and administrative expenses for each segment. All of the activities related to the acquisition of Chronimed, with the exception of corporate overhead, have been included in the Specialty Services segment.
     The quarter and year to date loss from operations in the Specialty Services segment includes $6.6 million and $7.0 million, respectively in special charges for the write off of intangible assets and merger and integration costs. The allocated corporate overhead includes expenses that the Company expects to eliminate by the first quarter of 2006 as part of its merger cost savings efforts.

Segment Reporting Information

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005		2004
Revenue:
Specialty Services	$193,114		$60,457	$288,876		$118,173
PBM Services	93,503		93,668	186,139		184,005

Total	$286,617		$154,125	$475,015		$302,178

Depreciation expense:
Specialty Services	$685		$199	1,058		$410
PBM Services	213		291	480		635

Total	$898		$490	$1,538		$1,045

(Loss) income from operations:
Specialty Services	$(6,547	)(1)	$2,525	$(5,479	)(1)	$6,183
PBM Services	883		950	2,700		1,121

Total	$(5,663)		$3,475	$(2,779)		$7,304

Total assets:
Specialty Services				$230,449		118,452
PBM Services				59,459		$61,399

Total				$289,908		$179,851

Capital expenditures:
Specialty Services	$902		$172	$1,035		$213
PBM Services	208		62	451		142

Total	$1,110		$234	$1,486		$355

(1)	The three months ended June 30, 2005 includes $5,886 of special charges and $747 of merger expenses, the six months ended June 30, 2005 includes $5,886 of special charges and $1,134 of merger expenses.
     The following table sets forth significant customer(s) by segment:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Significant customer A
PBM Services:
Revenue	$31,147	$24,624	$59,615	$49,481
% of Total Revenue	11%	16%	13%	16%

Significant customer B
PBM Services:
Revenue	$28,795	$25,795	$57,130	$49,960
% of Total Revenue	10%	17%	12%	16%
Specialty Services:
Revenue	$4,907	$4,139	$9,571	$7,865
% of Total Revenue	2%	2%	2%	3%

NOTE 4 – ACQUISITIONS
Chronimed Inc. Acquisition
     On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed were included in the Condensed Consolidated Statements of Operations beginning March 12, 2005. The acquisition of Chronimed added an additional 28 specialty pharmacies throughout the U.S. to the Company’s existing pharmacies. Chronimed’s operations have been included in the Specialty Services segment. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations, from the date of acquisition.
     The aggregate purchase price paid for Chronimed was $105,258, including direct expenses of $3,692 associated with the acquisition. The 14,381 shares of common stock exchanged and 2,612 stock options assumed in the acquisition were valued using the average market price of the Company’s common stock during the period beginning two days before and ending two days after the revised merger agreement was announced. The purchase price has been allocated on a preliminary basis to the acquired assets and liabilities based on management’s estimates of their fair value and a preliminary independent valuation. The purchase price will be finally determined based on an independent valuation which may result in adjustments to management’s estimates. As part of the purchase accounting, Chronimed’s receivables are recorded net as of March 12, 2005 and their related pre-acquisition allowances are not reflected in the allowance balances noted on the face of the balance sheet.
     As part of the merger, the Company consolidated Chronimed’s Minnetonka, Minnesota mail service operations into the Company’s higher capacity mail distribution operation in Columbus, Ohio and closed the Minnetonka mail facility. Total severance costs for the closing of the Minnetonka facility are expected to be approximately $1,200. Of that amount $161 was paid prior to the merger as a current period expense and $939 was accrued for in the first quarter of 2005 and is included in the purchase price. The following table outlines severance costs that were accrued for at March 12, 2005 and subsequently paid out by June 30, 2005.
2005 Severance Costs — Chronimed
($ in thousands)

Liability assumed 3/12/05	$939
Payment during Q105	(8)
Additional liability recorded Q205	74
Payments during Q205	(1,005)

Ending liability at June 30, 2005	$—

     The following table sets forth the allocation of the purchase price as of June 30, 2005.
Purchase Price Allocation
(in thousands)

Purchase price:
Value of stock exchanged	$90,196
Value of stock options assumed	11,370
Transaction costs	3,692

Total purchase price	$105,258

Less: net tangible assets as of March 12, 2005	54,426

Excess of purchase price over net tangible assets acquired	$50,832

Preliminary allocation of excess purchase price:
Customer lists and non compete agreements	$9,560
Goodwill	41,272

Total	$50,832

     The following table sets forth the estimated fair value of the assets and liabilities acquired with the purchase of Chronimed.
(in thousands)

Cash and short term investments	$20,788
Accounts receivable	42,659
Inventory	9,661
Prepaids and other current assets	1,278
Fixed assets	3,771
Long term assets	143

Total assets acquired		$78,300

Accounts payable	($5,075)
Accrued expenses	(14,042)
Accrued severance	(1,013)
Deferred tax liability	(3,744)
Total liabilities assumed		($23,874)

Net tangible assets acquired		$54,426

     The following unaudited condensed consolidated pro forma financial information for the three and six months ended June 30, 2005 and 2004, respectively, has been prepared assuming Chronimed was acquired as of January 1, 2004, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares has also been adjusted assuming the exchange ratio of 1.12 shares of common stock of the Company exchanged for each outstanding share of Chronimed common stock. The three and six month periods ended June 30, 2005 include pretax expense of $747 and $3,171, respectively, for merger and integration expenses. The periods ending June 30, 2005 and June 30, 2004 include pretax amortization expense of $1,289 and $1,264, respectively, associated with the Chronimed acquisition. A more detailed reconciliation of the pro forma Statement of Operations can be found in Management’s Discussion and Analysis of Financial Condition and Result of Operations in Item 2 of this report. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2004. This pro forma information is not intended to be a projection of future operating results.
Pro forma Statements of Operations
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$286,617	$311,784	$589,094	$602,178
Net income	$(3,540)	$3,206	$(2,698)	$6,143
Basic income per common share	$(0.10)	$0.09	$(0.09)	$0.17
Diluted income per common share	$(0.10)	$0.09	$(0.09)	$0.16
Natural Living Acquisition
     On February 2, 2004 the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy, a specialty pharmaceutical provider located in Bronx, New York for $15,000 in cash. The acquisition enhanced the Company’s HIV, Oncology and Hepatitis C disease therapies and was incorporated into the Company’s Specialty Services segment.
     Had this acquisition taken place on January 1, 2004, consolidated sales and income would not have been significantly different from the year to date 2004 reported amounts.
NOTE 5 – RESTRUCTURING
     The acquisition of Chronimed has resulted in the consolidation of certain finance and information technology functions. The Company’s Rhode Island offices, which include the finance and information technology functions, will be closed as a result of these consolidations. These functions are being transitioned to the Company’s Minnesota offices. Accordingly, there have been and will continue to be severance and exit costs associated with these consolidations.
     In association with the consolidation of the finance and information technology departments, on March 4, 2005 the Company notified 67 employees that their employment with the Company would be involuntarily terminated. Of these 67 employees, approximately 45 employees support the Specialty Services segment with the balance supporting the PBM Services segment. Transition plans are being finalized, but substantially all employees are expected to be terminated by December 31, 2005. Estimated severance costs in connection with this restructuring are being recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees. As of June 30, 2005, three employees affected by the consolidation have been terminated. The balance are still actively employed and on the Company’s payroll. The total estimated restructuring costs for the consolidation of these two departments are expected to be approximately $2,000. Severance costs of $602 were recorded in selling, general and administrative expenses for employee separation costs in the second quarter of 2005, in connection with the termination of these employees as reflected below. Total severance costs recorded for the six months ended June 30, 2005 was $800.

2005 Severance Costs — Rhode Island
($ in thousands)

Liability at March 31, 2005	$198
Payments	(45)
Provisions	602

Ending liability at June 30, 2005	$755

NOTE 6 – LITIGATION MATTERS
     On August 16, 2004, a lawsuit encaptioned Unger v. Chronimed Inc., et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice. On July 1, 2005, plaintiff filed a motion to amend the dismissed complaint and a motion to vacate the court’s dismissal of the action with leave to amend the dismissed complaint. A hearing on those motions has been scheduled for October 11, 2005.
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. The complaint pleads breach of contract and related legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed; the motion is awaiting decision. ScripSolutions also moved in May to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island. Plaintiff recently filed its opposition and ScripSolutions will file a reply, at which point the motion will await decision. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
     The Company has been informed by the office of the United States Attorney in Boston, Massachusetts, that its Chronimed Holdings, Inc. dba StatScript Pharmacy subsidiary (“StatScript”), along with other parties, are defendants in a lawsuit filed in the United States District Court for the District of Massachusetts under the so-called “qui tam” provisions of the False Claims Act (the “Act”). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. The complaint has been filed under seal and has not been served on or provided to the Company or StatScript. The United States has a right to intervene in the action but has not yet determined whether to do so. The U.S. Attorney’s office has advised the Company that the allegations relate to distribution of a pharmaceutical product and that StatScript submitted Medicaid reimbursement claims during the years 1997 through 2000 aggregating approximately $17.5 million. The Company does not know what relief is sought in the complaint. The Act provides for recovery of up to three times the amount of false claims, penalties, and interest. At this time, BioScrip cannot determine what defenses it may have to the allegations of the complaint or estimate the amount of damages in the event of an adverse ruling.
NOTE 7 – CONCENTRATION OF CREDIT RISK
     The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan Sponsor
	A	B

Year-to-date period ended June 30, 2004
% of total revenue	16%	19%
% of total accounts receivable at period end	*	16%
Year-to-date period ended June 30, 2005
% of total revenue	13%	14%
% of total accounts receivable at period end	*	10%

*	Less than 10%.
Plan Sponsor (A) is in the PBM Services segment
Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.
****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “Commission”), as well as our unaudited condensed consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (this “Report”).
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
Business Overview
     We provide comprehensive pharmaceutical care solutions. We partner with healthcare payors, government agencies, physicians, and patients to deliver cost effective prescription medication and/or clinical management programs that enhance the quality of patient life. These services are organized under two reportable operating segments: specialty pharmacy distribution (“Specialty Services”) and pharmacy benefit management and mail services (collectively, “PBM Services”).
     Our specialty services capabilities include the distribution of medications manufactured to improve the care of individuals with complex health conditions such as HIV/AIDS, Cancer, Immunodeficiency Disorders (IVIG), Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis, and Organ Transplantation. We have 30 retail locations in 25 major urban markets across the U.S., providing specialty prescription drug access nationwide in most urban communities in a high-touch community-based environment. Specialty services are primarily offered to members who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, who in turn have a relationship with us.
     As part of our PBM and Specialty Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration.
     On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed, Inc. (together with its subsidiaries “Chronimed”) in a stock-for-stock transaction valued at $105.3 million. Pursuant to the terms of the acquisition, each share of Chronimed common stock was exchanged for 1.12 shares of our common stock. In conjunction with the merger we changed our name from MIM Corporation to BioScrip, Inc. The acquisition of Chronimed added an additional 28 specialty pharmacies throughout the U.S. The acquisition complements the Company’s business model and provides a platform for continued growth. The operations and financial results of Chronimed are included in the Specialty Services segment. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

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
Revenue Recognition
     We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our retail pharmacy network in the PBM Services segment or by a pharmacy owned by us. Revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member (in the case of a prescription filled through a pharmacy participating in our retail pharmacy network), or (b) at the time the drug is shipped (in the case of a prescription filled through a pharmacy owned by us). The share of any rebates paid to our plan sponsors is recorded as a reduction of revenue.
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
Purchase Price Allocation
     We account for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are initially recorded at their estimated fair values. The final recorded values of assets and liabilities are determined based on third party estimates and independent valuations. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within twelve months are classified as current assets.
Impairment of Long Lived Assets
     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the second half of 2005, we will be pursuing a rebranding strategy to the single brand of BioScrip. As a result of this strategy the value of the trade names associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. has been eliminated, and these assets have been removed from our balance sheet. This resulted in a special charge of $5.8 million in the second quarter of 2005.
     Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill has discontinued and goodwill is reviewed at least annually for impairment.
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

Results of Operations
     The tables below present the reconciliation between GAAP (reported) and non-GAAP (pro forma) results of the Company, assuming the acquisition of Chronimed had occurred on January 1, 2004. Related estimated amortization expense is added, and the adjusted shares reflect the conversion of Chronimed shares at the 1.12 exchange ratio for comparative purposes. We believe this information to be more helpful in gaining an understanding of future results and trends. In the following Management’s Discussion and Analysis we provide discussion of both reported results as set forth in the Financial Statements and the pro forma results as presented in the tables below.
Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2005	June 30, 2004
				Pro Forma	Pro Forma
	BioScrip as Reported	MIM Corp.	Chronimed	Adjustment	Combined
Revenue	$286,617	$154,125	$157,659	$—	$311,784

Cost of revenue	256,104	137,275	140,868	—	278,143

Gross profit	30,513	16,850	16,791	—	33,641
% of Revenue	10.6%	10.9%	10.7%		10.8%

Operating expenses
Selling, general and administrative expenses	27,587	12,607	13,577	—	26,184
Amortization of intangibles	1,956	768	—	1,264 (1)	2,032
Special charges	5,886
Merger and integration expenses	747	—	—	—	—

Total operating expenses	36,176	13,375	13,577	1,264	28,216
% of Revenue	12.6%	8.7%	8.6%		9.0%

(Loss) income from operations	(5,663)	3,475	3,214	(1,264)	5,425

Interest income (expense), net	12	(231)	62	—	(169)

(Loss) income before income taxes	(5,651)	3,244	3,276	(1,264)	5,256
Income tax (benefit) expense	(2,111)	1,298	1,245	(493)	2,050

Net (loss) income	$(3,540)	$1,946	$2,031	$(771)	$3,206

Basic weighted average shares	36,829	22,214			36,390
Diluted weighted average shares	36,829	22,780			37,271

Basic net (loss) income per share	$(0.10)	$0.09			$0.09
Diluted net (loss) income per share	$(0.10)	$0.09			$0.09

(1)	Reflects estimated amortization expense for the entire quarter

Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	MIM Corp.	Chronimed	Pro Forma	Pro Forma	MIM Corp.		Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined	As Reported	Chronimed	Adjustments	Combined
Revenue	$475,015	$114,079	$—	$589,094	$302,177	$300,001		$602,178

Cost of revenue	424,055	101,155	—	525,210	268,363	267,844		536,207

Gross profit	50,960	12,924	—	63,884	33,814	32,157		65,971
% of Revenue	10.7%	11.3%		10.8%	11.2%	10.7%		11.0%

Operating expenses
Selling, general and administrative expenses	43,872	11,338		55,210	25,102	26,643		51,745
Amortization of intangibles	2,847	—	1,064 (1)	3,911	1,408	—	2,528 (1)	3,936
Special charges	5,886			5,886	—	—		—
Merger and integration expenses	1,134	2,037		3,171	—	—		—

Total operating expenses	53,739	13,375	1,064	68,178	26,510	26,643	2,528	55,681
% of Revenue	11.3%	11.7%		11.6%	8.8%	8.9%		9.2%

(Loss) income from operations	(2,779)	(451)	(1,064)	(4,294)	7,304	5,514	(2,528)	10,290

Interest income (expense), net	(141)	84	—	(57)	(427)	132		(295)
Other income	—	—	—	—	—	75		75

(Loss) income before income taxes	(2,920)	(367)	(1,064)	(4,351)	6,877	5,721	(2,528)	10,070
Income tax (benefit) expense	(1,047)	(143)	(464)	(1,653)	2,751	2,174	(998)	3,927

Net (loss) income	$(1,873)	$(223)	$(599)	$(2,698)	$4,126	$3,547	$(1,530)	$6,143

Basic weighted average shares	31,238			31,238	22,187			36,390
Diluted weighted average shares	31,238			31,238	22,724			37,267

Basic net (loss) income per share	$(0.06)			$(0.09)	$0.19			$0.17
Diluted net (loss) income per share	$(0.06)			$(0.09)	$0.18			$0.16

(1)	Reflects estimated amortization expense for the entire period
     Revenue. Reported revenue for the second quarter of 2005 was $286.6 million compared to $154.1 million for the second quarter of 2004. This increase was concentrated in the Specialty Services segment, and is primarily attributable to the acquisition of Chronimed (discussed in Note 4 of the Notes to the Unaudited Condensed Consolidated Interim Financial Statements). Revenue for the six months period ended June 30, 2005 was $475.0 million compared to $302.2 million for the same period in 2004. The majority of this increase is attributed to the Chronimed acquisition, which was not included in the 2004 results. The PBM Services segment revenue increased $2.1 million to $186.1 million for the six months ended June 30, 2005 from $184.0 million for the same period in 2004. New members in existing contracts and additional contracts offset the termination of certain PBM clients, the most significant being Value Options, which terminated its contract effective November 30, 2004.
     On a pro forma combined basis, revenue for the second quarter of 2005 was $286.6 million compared to $311.8 million for the same period in 2004, a $25.2 million, or 8%, decrease. Second quarter 2005 Specialty Services revenue declined

$25.0 million, or 11%, from $193.1 million to $218.1 million for the same period last year, due primarily to the loss of the Aetna specialty pharmacy distribution contract that ended February 28, 2005. Revenue from Aetna was approximately $31.0 million in last year’s second quarter. PBM Services revenue, which includes traditional mail service, decreased for the second quarter of 2005 to $93.5 million compared to $93.7 million for the same period last year. PBM Services was impacted negatively by the loss of previously mentioned contracts, offset by continued growth from core customers.
     Cost of Revenue and Gross Profit. Reported cost of revenue for the second quarter of 2005 was $256.1 million compared to $137.3 million for the same period in 2004. Gross margin as a percentage of revenue decreased to 10.6% in the second quarter of 2005 compared to 10.9% for the same period in 2004. The reported year to date cost of revenue was $424.1 million for the period ended June 30, 2005 compared to $268.4 for the period ended June 30, 2004. Gross margin as a percentage of revenue was 10.7% for the six months ended June 30, 2005 compared to 11.2% for the same period last year. These decreases are primarily a result of pricing pressures in the Specialty Services segment, particularly in specialty mail and infusion.
     Pro forma combined cost of revenue decreased $22.0 million, or 8%, from $278.1 for the quarter ended June 30, 2004 to $256.1 for the same period in 2005. Pro forma combined cost of revenue for the six months ended June 30, 2005 was $525.2 million compared to $536.2 million for the six months ended June 30, 2004. As expected, we experienced a decline in gross margin as a percentage of revenue for the quarter and six months ended June 30, 2005 primarily as a result of continued downward pricing pressure in the Specialty Services segment, particularly in specialty mail and infusion. This decline was partially offset by gross margin rate increases in the PBM Services segment created by the loss of lower margin contracts.
     Selling, General and Administrative Expenses. For the three months ended June 30, 2005, selling, general and administrative expenses (“SG&A”) increased to $27.6 million, or 9.6% of total revenue, from $12.6 million, or 8.2% of total revenue, for the same period a year ago. This increase in SG&A is the result of the addition of Chronimed’s expenses for the entire period and includes certain duplicative expenses associated with the consolidation of operations. For the six months ended June 30, 2005, SG&A was $43.9 million, or 9.2% of total revenue, compared to $25.1, or 8.3% of total revenue, for the same period in 2004.
     Pro forma SG&A for the second quarter of 2005 was $27.6 million, or 9.6% of total revenue, compared to $26.2 million, or 8.4% of total revenue, for the second quarter of 2004. For the six months ended June 30, 2005, pro forma SG&A was $55.2 million, or 9.4% of total revenue, compared to $51.7 million, or 8.6% of total revenue, for the same period in 2004. This higher level of spending does not reflect expected merger related cost savings.
     We expect that SG&A expense combined with amortization expense will be between $26 and $27 million in the first quarter of 2006. This level of spending reflects expected cost savings related to the Chronimed merger.
     Amortization of Intangibles. For the second quarter of 2005 we recorded amortization expense from intangibles of $2.0 million compared to amortization expense of $0.8 million in 2004. The preliminary valuation of the amortizable intangible assets associated with the acquisition of Chronimed is $9.6 million. This acquisition resulted in a higher estimated amortization expense in the second quarter of 2005 compared to 2004. For the six months ended June 30, 2005 we recorded $2.8 million of amortization expense compared to $1.4 million in 2004. The increase in 2005 was the result of the estimated amortization expense associated with the Chronimed acquisition.
     The pro forma amortization expense includes an estimated $1.3 million of amortization of the intangible assets associated with the Chronimed acquisition for the quarters ended June 30, 2005 and June 30, 2004. Amortization expense for 2004 includes only five months of the amortization of intangible assets associated with the acquisition of Natural Living, Inc. in February of 2004, compared to six months of amortization of intangible assets in the current year.
     Special Charges. During the second quarter of 2005, we wrote off the $5.8 million balance of value of the trade name intangible assets associated with Vitality Home Infusion Services, Inc. and Natural Living. The rebranding of all of our business lines to a single brand, BioScrip, prompted the write off of these existing trade name intangible assets.
     Merger and Integration Expenses. Merger and integration expenses for the second quarter of 2005 were $0.7 million, consisting primarily of severance and consulting expenses. Merger and integration expenses for the six months of 2005 were $1.1 million, consisting primarily of severance, legal fees and consulting expenses.

     Net Interest Income (Expense). Net interest income was $0.01 million for the three months ended June 30, 2005 compared to net interest expense of $0.2 million for the three months ended June 30, 2004. Interest expense associated with our line of credit was lower in the second quarter of 2005 as our average borrowing levels were lower. Interest expense was further offset by interest income received on overnight investments of excess cash and the receipt of interest on a past due receivable. Net interest expense for the six months ended June 30, 2005 was $0.1 million compared to $0.4 million for the six months ended June 30, 2005 for the same reasons stated above.
     Pro forma net interest income was $0.01 million for the three months ended June 30, 2005 compared to net interest expense of $0.2 million for the three months ended June 30, 2004. Interest expense associated with the line of credit was lower in the second quarter of 2005 as the average borrowing levels were lower. Interest expense was partially offset by interest income received on short term investments, overnight investments of excess cash, and the receipt of interest on a past due receivable. Pro forma net interest for the six months ended June 30, 2005 was $0.1 million compared to $0.3 million for the same period a year ago.
     Provision for Income Taxes. A tax benefit of $2.1 million was recorded for the second quarter of 2005 compared to a tax expense of $1.3 million for the same period last year. A $1.0 million tax benefit was recorded for the first six months of 2005 compared to tax expense of $2.8 million for the first six months of 2004. Certain merger expenses are not deductible for tax purposes and the tax benefit has been adjusted to reflect those expenses. We expect our effective tax rate to be approximately 38% in the second half of 2005.
     On a pro forma basis the effective tax rate used in the year to date pro forma calculation of income taxes was 38% for 2005 and 39% for 2004. The pro forma income tax benefit was $2.1 million for the second quarter of 2005 compared to income tax expense of $2.0 million for the second quarter of 2004. For the six month period ended June 30, 2005 the pro forma income tax benefit was $1.7 million compared to income tax expense of $3.9 million for the six month period ended June 30, 2004.
     Net Income and Earnings Per Share. We reported a net loss of $3.5 million, or $0.10 per diluted share, in the second quarter of 2005, compared to net income of $1.9 million, or $0.09 per diluted share, for the same period last year. The decline in net income is due to a decline in the gross margin rates primarily in the Specialty Services segment. It is also attributed to the write off of acquired trade names, merger and integration expenses and increased amortization expense due to the Chronimed acquisition. The number of average diluted shares in the second quarter of 2005 was 36,829 compared to 22,780 for the second quarter of 2004, due to the acquisition and the related issuance of stock. For the six months ended June 30, 2005 we recorded a net loss of $1.9 million, or $0.06 per diluted share. This compares to net income of $4.1 million, or $0.18 per diluted share, for the same period last year. We expect to incur additional merger and integration expenses for the balance of 2005, and into the first quarter of 2006. We expect that the amortization associated with the Chronimed acquisition will remain at $1.3 million for the remainder of the year.
     Pro forma net loss for the second quarter of 2005 was $3.5 million, or $0.10 per share, compared to pro forma net income of $3.2 million, or $0.09 per diluted share, for the second quarter of 2004. The variance is the result of the decline in revenue and related gross margin dollars, as well as a decline in the gross margin rates in the Specialty Services segment. It is also attributable to the trade name write off and increased merger and integration expenses. For the six months ended June 30, 2005 pro forma net loss is $2.7 million, or $0.09 per diluted share, compared to pro forma net income of $6.1 million, or $0.16 per diluted share, for the same period last year.

Liquidity and Capital Resources
     We utilize both funds generated from operations and available credit under the Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.
     For the six months ended June 30, 2005 net cash used in operating activities totaled $8.3 million compared to $2.8 million for the same period last year as a result of greater cash flow. Accrued expenses of $16.1 million were paid in the first six months of 2005 including the earnout for the Natural Living acquisition, the Value Options settlement, merger costs and wholesaler inventory payments. Accounts receivable balances increased as a result of increased revenues at the dispensing pharmacies. Cash payments were partially offset by an increase in accounts payable caused by increased inventory and timing of payments. The operating cash used in the first six months of 2004 was primarily rebate share payments to plan sponsors, offset by a decrease in inventory.
     Net cash provided by investing activities during the six months ended June 30, 2005 was $17.1 million, primarily due to the acquisition of Chronimed which provided cash, net of acquisition costs, of $17.0 million. This compares to $14.6 million used in the same period in 2004, primarily for the acquisition of Natural Living.
     For the six months ended June 30, 2005 net cash used in financing activities was $6.3 million compared to net cash provided by financing activities of $10.5 million for the same period in 2004, a $17.8 million decrease from the same period in 2004. There were no outstanding bank borrowings at June 30, 2005 under our $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).
     At June 30, 2005 we had working capital of $75.5 million compared to working capital of $14.4 million at December 31, 2004. This increase was primarily attributable to the addition of cash, accounts receivable and inventory acquired from Chronimed, and the reduction in the line of credit balance.
     The Facility has a three-year term secured by our receivables with interest paid monthly. It provides for borrowings of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. After the initial three-year term, the Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The Facility permits us to request an increase in the amount available for borrowing to up to $100 million, subject to credit approval, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.
     Our daily borrowings during the first six months of 2005 were $364.3 million and $371.6 million was repaid during the same period. At no point during the first six months did the line of credit balance exceed $19.0 million.
     On February 2, 2004, we acquired Natural Living for $15 million in cash. Direct expenses associated with the acquisition were approximately $0.5 million. The acquisition was paid for with proceeds from the Facility.
     As revenue continues to grow, we anticipate that our working capital needs will increase. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital and other cash needs for at least the next twelve months.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Services and PBM Services businesses, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At December 31, 2004 we had Federal net operating loss carry forwards (“NOLs”) of approximately $16.7 million, which will begin expiring in 2009. These remaining federal NOLs will not affect our effective tax rate when utilized. Such NOLs are included in deferred tax assets on our balance sheet. We will receive a cash flow benefit from the reduction in our income tax liability when the remaining federal NOLs are utilized. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.

Other Matters
     On August 16, 2004, a lawsuit encaptioned Unger v. Chronimed Inc., et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice. On July 1, 2005, plaintiff filed a motion to amend the dismissed complaint and a motion to vacate the court’s dismissal of the action with leave to amend the dismissed complaint. A hearing on those motions has been scheduled for October 11, 2005.
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. The complaint pleads breach of contract and related legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed; the motion is awaiting decision. ScripSolutions also moved in May to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island. Plaintiff recently filed its opposition and ScripSolutions will file a reply, at which point the motion will await decision. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
     The Company has been informed by the office of the United States Attorney in Boston, Massachusetts, that its Chronimed Holdings, Inc. dba StatScript Pharmacy subsidiary (“StatScript”), along with other parties, are defendants in a lawsuit filed in the United States District Court for the District of Massachusetts under the so-called “qui tam” provisions of the False Claims Act (the “Act”). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. The complaint has been filed under seal and has not been served on or provided to the Company or StatScript. The United States has a right to intervene in the action but has not yet determined whether to do so. The U.S. Attorney’s office has advised the Company that the allegations relate to distribution of a pharmaceutical product and that StatScript submitted Medicaid reimbursement claims during the years 1997 through 2000 aggregating $17.5 million. The Company does not know what relief is sought in the complaint. The Act provides for recovery of up to three times the amount of false claims, penalties, and interest. At this time, BioScrip cannot determine what defenses it may have to the allegations of the complaint or estimate the amount of damages in the event of an adverse ruling.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk for changes in interest relate primarily to our debt. At June 30, 2005 we did not have any long-term debt. We do not invest in, or otherwise use, derivative financial instruments.
     At June 30, 2005, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to assist management in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by us in reports we file or submit under the Exchange Act, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
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
Internal Control Over Financial Reporting
     As previously disclosed in our Form 10-K, management concluded that its internal control over financial reporting was not effective as of the end of the period covered by the Form 10-K, because of the following identified material weaknesses: the insufficient staffing of the accounting and financial reporting function principally due to the resignation in June 2004 of our Chief Accounting Officer, the resignation of our Chief Financial Officer on January 7, 2005, and the September 2004 resignation of our audit committee “financial expert”.
     Management believes that all of the material weaknesses identified above have been remedied as of June 30, 2005. In the quarter ended March 31, 2005, two of the material weaknesses described above were remedied. We added a financial expert to our audit committee and named Gregory H. Keane our Chief Financial Officer. During the quarter ended June 30, 2005 we added a Controller who replaced the functions performed by our previous Chief Accounting Officer. Management believes that these actions fully remedy the previously identified material weaknesses. We invite the reader to refer to the full text of the Item 9A discussion in the Form 10-K.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On August 16, 2004, a lawsuit encaptioned Unger v. Chronimed Inc., et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s, Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2004 the Minnesota District court dismissed plaintiff’s claims without prejudice. On July 1, 2005, plaintiff filed a motion to amend the dismissed complaint and a motion to vacate the court’s dismissal of the action with leave to amend the dismissed complaint. A hearing on those motions has been scheduled for October 11, 2005.
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. The complaint pleads breach of contract and related legal claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed; the motion is awaiting decision. ScripSolutions also moved in May to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island. Plaintiff recently filed its opposition and ScripSolutions will file a reply, at which point the motion will await decision. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
     The Company has been informed by the office of the United States Attorney in Boston, Massachusetts, that its Chronimed Holdings, Inc. dba StatScript Pharmacy subsidiary (“StatScript”), along with other parties, are defendants in a lawsuit filed in the United States District Court for the District of Massachusetts under the so-called “qui tam” provisions of the False Claims Act (the “Act”). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. The complaint has been filed under seal and has not been served on or provided to the Company or StatScript. The United States has a right to intervene in the action but has not yet determined whether to do so. The U.S. Attorney’s office has advised the Company that the allegations relate to distribution of a pharmaceutical product and that StatScript submitted Medicaid reimbursement claims during the years 1997 through 2000 aggregating $17.5 million. The Company does not know what relief is sought in the complaint. The Act provides for recovery of up to three times the amount of false claims, penalties, and interest. At this time, BioScrip cannot determine what defenses it may have to the allegations of the complaint or estimate the amount of damages in the event of an adverse ruling.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On May 25, 2005, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”).

(b)	At the Annual Meeting, the Company’s stockholders elected Henry F. Blissenbach, Richard A. Cirillo, Charlotte W. Collins, Louis T. DiFazio, Richard H. Friedman, Myron Z. Holubiak, David R. Hubers, Michael Kooper, Richard L. Robbins and Stuart A. Samuels as directors to serve until the Company’s next annual meeting.

(c)	At the Annual Meeting, Stockholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005.

Set forth below are the final results of the votes cast for those matters submitted to stockholders:
(i)	Election of Directors:

	For	Withheld
Henry F. Blissenbach	33,696,572	293,000
Richard A. Cirillo	25,032,318	8,957,254
Charlotte W. Collins	33,815,378	174,194
Louis T. DiFazio	33,815,335	174,237
Richard H. Friedman	33,318,425	671,147
Myron Z. Holubiak	33,818,298	171,274
David R. Hubers	33,784,898	204,674
Michael Kooper	33,812,116	177,456
Richard L. Robbins	33,736,876	252,696
Stuart A. Samuels	33,812,928	176,644
(ii)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005

For	Against	Abstain
33,650,119	253,289	86,164
(d)	Not applicable.
Item 6. Exhibits

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)

Exhibit 10.1	Employment Offer Letter dated July 18, 2005 from the Company to Gregory H. Keane

Exhibit 10.2	Employment Offer Letter dated July 18, 2005 from the Company to Anthony J. Zappa

Exhibit 10.3	Amendment No. 2, dated July 18, 2005, to Change of Control Severance Agreement of Anthony J. Zappa

Exhibit 31.1	Certification of Henry F. Blissenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Gregory H. Keane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Henry F. Blissenbach pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Gregory H. Keane pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: August 9, 2005	/s/ Gregory H. Keane

Gregory H. Keane, Chief Financial Officer