Form 10-Q
period 2005-09-30
BioScrip, Inc.
filed 2005-11-09
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 1, 2005, there were 37,087,645 shares outstanding of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC
CONDENSED CONSOLIDATED BALANCE S HEETS
(in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,957
Accounts receivable (net of allowances of $4,861 and $3,240, respectively)	113,096	65,439
Inventory	23,721	11,897
Prepaid expenses and other current assets	2,914	2,112
Short-term deferred taxes	7,780	2,798

Total current assets	147,511	85,203

Property and equipment, net	8,880	4,300
Long term deferred taxes, net	—	2,383
Goodwill	116,348	74,874
Intangible assets, net	16,801	17,583
Deferred acquisition costs	—	1,702
Other assets, net	682	427

Total assets	$290,222	$186,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$7,303
Accounts payable	27,475	20,012
Claims payable	25,447	28,659
Payables to plan sponsors	1,678	2,217
Accrued expenses and other current liabilities	14,411	12,598

Total current liabilities	69,011	70,789

Deferred taxes	3,795	—
Shareholders’ equity:
Common stock, $.0001 par value: 75,000,000 shares authorized, 36,950,081 and 22,306,658 shares outstanding at September 30, 2005 and December 31, 2004, respectively	4	2
Treasury stock, 2,198,076 shares at cost at September 30, 2005 and December 31, 2004	(8,002)	(8,002)
Additional paid-in capital	233,994	131,031
Accumulated deficit	(8,580)	(7,348)

Total shareholders’ equity	217,416	115,683

Total liabilities and shareholders’ equity	$290,222	$186,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue	$293,976	$161,498	$768,991	$463,676

Cost of revenue	262,257	144,764	686,312	413,128

Gross profit	31,719	16,734	82,679	50,548
% of Revenue	10.8%	10.4%	10.8%	10.9%

Selling, general and administrative expenses	27,944	12,843	71,816	37,944
Amortization of intangibles	1,752	817	4,599	2,225
Special charges	972	—	7,991	—

Total operating expenses	30,668	13,660	84,406	40,169
% of Revenue	10.4%	8.5%	11.0%	8.7%

Income (loss) from operations	1,051	3,074	(1,727)	10,379

Interest expense, net	(50)	(204)	(191)	(632)

Income (loss) before taxes	1,001	2,870	(1,918)	9,747

Provision (benefit) for income taxes	360	1,148	(686)	3,899

Net income (loss)	$641	$1,722	$(1,232)	$5,848

Basic income (loss) per share	$0.02	$0.08	$(0.04)	$0.26

Diluted income (loss) per share	$0.02	$0.08	$(0.04)	$0.26

Basic weighted-average shares	36,932	22,301	33,157	22,225

Diluted weighted-average shares	37,449	22,730	33,157	22,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net (loss) income	$(1,232)	$5,848
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,447	1,518
Amortization	4,599	2,225
Tradename writeoff	5,756	—
Change in deferred tax	(2,548)	2,194
Non cash stock compensation	84	69
Provision for losses on receivables	3,492	1,224
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(8,752)	(1,376)
Inventory	(2,163)	(712)
Prepaid expenses and other current assets	477	(120)
Accounts payable	2,387	(484)
Claims payable	(3,212)	1,492
Payables to plan sponsors and others	(539)	(8,724)
Accrued expenses	(13,048)	(2,260)

Net cash (used in) provided by operating activities	(12,252)	894

Investing activities
Purchases of property and equipment, net of disposals	(3,256)	(444)
Cash acquired from(used in) acquisition, net	16,992	(14,256)
Decrease (increase) in other assets	1,577	(640)

Net cash provided by (used in) investing activities	15,313	(15,340)

Financing activities
(Repayments) borrowings on line of credit, net	(7,303)	8,169
Principal payments on capital lease obligations	(35)	(296)
Proceeds fromexercise of stock options	1,320	876
Principal payments on short termdebt	—	(467)

Net cash (used in) provided by financing activities	(6,018)	8,282

Decrease in cash and cash equivalents	(2,957)	(6,164)
Cash and cash equivalents at beginning of year	2,957	9,428

Cash and cash equivalents at end of period	$0	$3,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$393	$572

Cash paid during the period for income taxes	$2,110	$2,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Numbers in thousands, except per share amounts)
NOTE 1 — BASIS OF PRESENTATION
     These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, notes and information included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) of BioScrip, Inc. (“BioScrip” or the “Company”) filed with the U.S. Securities and Exchange Commission under the Company’s former name “MIM Corporation” on March 4, 2005. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated balance sheets and statements of operations and cash flows for the periods presented have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K. These accounting policies are described further below.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On March 12, 2005, the Company acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) (see Note 4 of Notes to the Unaudited Condensed Consolidated Interim Financial Statements). Since that time, Chronimed’s financial results have been consolidated within the Company’s financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Allowance for Doubtful Accounts
     Allowances for doubtful accounts are based on estimates of losses related to customer receivables balances. The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and its historical collections experience. The Company continually reviews the estimation process and makes changes to estimates as appropriate. Bad debt expense is recorded as an operating expense in the Company’s Condensed Consolidated Statements of Operations. The receivables acquired in conjunction with the acquisition of Chronimed were recorded net as of March 12, 2005 (the acquisition date) and their related pre-acquisition allowances are not reflected in the allowance balances noted on the face of the balance sheet.
Allowance for Contractual Discounts
     The Company is reimbursed for the drugs and services it sells by various third party payors including insurance companies, Medicare and state Medicaid programs. The Company estimates an allowance for contractual discounts based on historical experience and in certain cases on a customer-specific basis given its interpretation of the contract terms or applicable regulations. However, reimbursement rates are often subject to interpretation that could result in payments that differ from the Company’s estimates. Updated regulations and contract negotiations occur frequently, necessitating the Company’s continual review and assessment of the estimation process. Estimated contractual discounts arise primarily from our Specialty Management and Delivery Services (Specialty Services) segment and are recorded as an offset to revenue in the Company’s Condensed Consolidated Statements of Operations.
Inventory
     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method or the average cost method, depending on the related pharmacy system. Inventory consists principally of goods held for resale. Included in the net inventory balance is a reserve for obsolete inventory.
Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Computer and office equipment	3-5 years
Furniture and fixtures	5-7 years
     Leasehold improvements and leased assets are amortized using the straight-line method over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the Company’s Condensed Consolidated Statements of Operations. Maintenance and repair costs are expensed as incurred.
Impairment of Long Lived Assets
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of an asset from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. During the second half of 2005, the Company implemented a rebranding of all its business lines to a single brand of “BioScrip”. As a result of that strategy the value of the trade names associated with the Company’s Natural Living, Inc. and Vitality Home Infusion Services, Inc. subsidiaries has been eliminated, and these assets have been removed from the balance sheet. This resulted in a charge of $5.8 million in the second quarter of 2005.
Purchase Price Allocation
     The Company accounts for acquisitions under the purchase method of accounting. Accordingly, any assets acquired and liabilities assumed are initially recorded at their estimated fair values. The final recorded values of assets and liabilities are determined based on third party estimates and independent valuations. Accordingly, the Company’s financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

Claims Payable
     Claims payable represents the dollar value of prescriptions processed in the Company’s PBM business that are to be reimbursed to participating network pharmacies as of a particular date. The Company is responsible for all covered prescriptions provided to PBM plan members processed through network pharmacies during the contract period. Claims are adjudicated through the Company’s on-line system and become a liability to the Company at the point of adjudication. These claims are paid to the individual pharmacies on a weekly basis.
Payables to Plan Sponsors
     Payables to plan sponsors represent the sharing of pharmaceutical rebates with the plan sponsors. The Company estimates the portion of those pharmacy rebates that are shared with plan sponsors and adjusts pharmacy rebates payable to plan sponsors when the amounts are paid, typically on a quarterly basis in arrears, or as significant events occur. These estimates are accrued periodically based on actual and estimated claims data and agreed upon contractual rebate sharing rates. The Company adjusts these estimates on a periodic basis based on changing circumstances such as contract modifications, product mix subject to rebates, and changes in the applicable formulary.
Revenue Recognition
     The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in its retail pharmacy network in the PBM Services segment or by a pharmacy owned by the Company. Revenue is primarily derived under fee-for-service agreements. Prescription drug revenue is offset by the rebates shared with PBM plan sponsor customers.
     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty retail and mail service and participating pharmacy network agreements, where the Company dispenses prescription medications through its own pharmacy facilities, and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as through the Company’s mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the member, in the case of a prescription filled through a pharmacy participating in the Company’s retail pharmacy network, or (b) at the time the drug is shipped or picked up at a pharmacy, in the case of a prescription filled through a pharmacy owned by the Company.
     Revenue generated under PBM agreements is classified as gross or net by the Company based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through its retail PBM pharmacy network. When the Company has a contractual obligation to pay a network pharmacy provider for benefits provided to its PBM plan sponsors’ members, and has other indications of risk and reward, the Company includes payments (which includes the drug ingredient cost) from these plan sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require the Company to assume credit risk and act as a principal. If the Company merely acts as an agent, and consequently administers plan sponsors’ network pharmacy contracts, the Company does not assume credit risk and records only the administrative fees (and not the drug ingredient cost) as revenue.
     Co-Payments; Co-Insurance. When prescriptions are filled by the Company’s own pharmacies (that is, where the Company is acting as a participating pharmacy in another PBM’s or payor’s pharmacy network), the Company collects and retains co-payments or co-insurance from plan sponsors’ members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. Conversely, when prescriptions are filled through pharmacies participating in the Company’s retail pharmacy networks, the Company is not entitled to retain co-payments or co-insurance and accordingly does not recognize revenue with respect to or account for retail pharmacy co-payments or co-insurance in its financial statements. In its capacity as a PBM, pharmacy network co-payments and co-insurance are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.
Cost of Revenue
     Cost of revenue includes the costs of pharmaceutical purchases, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management, claims processing operations and mail order services, offset by volume rebates received from pharmaceutical manufacturers.

Special Charges
     The nine months ended September 30, 2005 include the write off of the $5.8 million balance of value of the trade name intangible assets associated with Natural Living Inc. and Vitality Home Infusion Services, Inc. as well as merger and integration expenses of $2.2 million, primarily consisting of severance, legal fees and consulting expenses. The rebranding of all of the Company’s business lines to a single brand, BioScrip, prompted the write off of these existing trade name intangible assets. Special charges for the third quarter of 2005 were $1.0 million, consisting primarily of rebranding, severance and consulting expenses.
Income Taxes
     As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in the Company’s consolidated balance sheets. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.
Disclosure of Fair Value of Financial Instruments
     The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and the line of credit. The carrying amounts of all of these financial instruments approximate fair value due to their fully liquid or short-term nature.
Accounting for Stock-Based Compensation
     The Company accounts for employee stock and stock-based compensation plans through the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which revised SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows, to require excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed in the income statement based on their fair values. Pro forma disclosure will no longer be permissible as an alternative under GAAP principles.
     The Company will adopt SFAS No. 123(R) effective January 1, 2006. Had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 for the three and nine months ended September 30, 2005 and September 30, 2004 as described in the disclosure of pro forma net income (loss) and earnings per share below (in thousands except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$641	$1,722	$(1,232)	$5,848
Add: Stock award-based employee compensation included in reported net income, net of related tax effect	36	5	46	14
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(518)	(905)	(1,293)	(2,659)

Pro forma net income (loss)	$159	$822	$(2,479)	$3,203

Earnings (loss) per share:
Basic — as reported	$0.02	$0.08	$(0.04)	$0.26
Basic — pro forma	$0.00	$0.04	$(0.07)	$0.14
Diluted — as reported	$0.02	$0.08	$(0.04)	$0.26
Diluted — pro forma	$0.00	$0.04	$(0.07)	$0.14
     As pro forma compensation expense for options granted is recorded over the vesting period of options, future pro forma compensation expense may be greater as additional options or awards are granted or become vested.
NOTE 2 – EARNINGS PER SHARE
     The following table sets forth the computation of basic income per common share and diluted income per common share. For the nine months ended September 30, 2005 common stock equivalents are not included as they would be antidilutive.

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$641	$1,722	$(1,232)	$5,848

Denominator – Basic:
Weighted average number of common shares outstanding	36,932	22,301	33,157	22,225

Basic income (loss) per common share	$0.02	$0.08	$(0.04)	$0.26

Denominator – Diluted:
Weighted average number of common shares outstanding	36,932	22,301	33,157	22,225
Common share equivalents of outstanding stock options	517	429	0	509

Total diluted shares outstanding	37,449	22,730	33,157	22,734

Diluted income (loss) per common share	$0.02	$0.08	$(0.04)	$0.26

NOTE 3 – OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. Corporate overhead is allocated between the two segments based on total selling, general and administrative (“S,G&A”) expenses for each segment. All of the activities related to the acquisition of Chronimed, with the exception of corporate overhead, have been included in the Specialty Services segment.
     The quarter and year-to-date loss from operations in the Specialty Services segment includes $1.0 million and $8.0 million, respectively, of special charges for the write off of intangible assets in connection with the rebranding strategy implementation and merger and integration costs. The allocated corporate overhead includes some expenses that the Company expects to eliminate by the first quarter of 2006 as part of its merger cost savings efforts.

Segment Reporting Information
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
Revenue:
Specialty Services	$190,224		$65,569	$479,099		$183,742
PBM Services	103,752		95,929	289,892		279,934

Total	$293,976		$161,498	$768,991		$463,676

Depreciation expense:
Specialty Services	$706		$207	1,766		$617
PBM Services	202		267	681		901

Total	$908		$474	$2,447		$1,518

Income (loss) from operations:
Specialty Services	$(1,055)		$2,125	$(6,533	)(1)	$8,308
PBM Services	2,106		949	4,806		2,071

Total	$1,051	(2)	$3,074	$(1,727	)(2)	$10,379

Total assets:
Specialty Services				$223,052		$117,854
PBM Services				67,170		61,561

Total				$290,222		$179,415

Capital expenditures:
Specialty Services	$1,505		$60	$2,541		$274
PBM Services	265		28	715		170

Total	$1,770		$88	$3,256		$444

(1)	The nine months ended September 30, 2005, includes $5,756 of special charges associated with the write-off of tradenames as a result of the Company’s decision to rebrand its companies and brands under the name BioScrip.

(2)	The three and nine months ended September 30, 2005 include $972 and $2,236, respectively, of merger expenses associated with the acquisition of Chronimed (see Note 4 of Notes to the Financial Statements).

The following table sets forth significant customer(s) by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Significant customer A
PBM Services:
Revenue	$34,454	$25,337	$94,069	$74,818
% of Total Revenue	12%	16%	12%	16%

Significant customer B
PBM Services:
Revenue	$26,818	$25,643	$83,948	$75,603
% of Total Revenue	9%	16%	11%	16%

Specialty Services:
Revenue	$5,528	$4,445	$15,099	$12,310
% of Total Revenue	2%	3%	2%	3%
NOTE 4 – ACQUISITIONS
Chronimed Inc. Acquisition
     On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed were included in the Condensed Consolidated Statements of Operations beginning March 12, 2005. The acquisition of Chronimed added 28 specialty pharmacies throughout the U.S. to the Company’s existing pharmacies. Chronimed’s operations have been included in the Specialty Services segment. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations, from the date of acquisition.
     The aggregate purchase price paid for Chronimed was $105.3 million including direct expenses of $3.7 million associated with the acquisition. The 14,380,551 shares of common stock exchanged and 2,612,118 stock options assumed in the acquisition were valued using the average market price of the Company’s common stock during the period beginning two days before and ending two days after the revised merger agreement was announced. The purchase price was allocated to the acquired assets and liabilities based on management’s estimates of their fair value and an independent valuation. As part of the purchase accounting, Chronimed’s receivables are recorded net as of March 12, 2005 and their related pre-acquisition allowances are not reflected in the allowance balances noted on the face of the balance sheet.
     The purchase price paid for Chronimed resulted in value over and above the net asset value of the business including both tangible assets and separately identifiable intangible assets. Goodwill, described in SFAS 141, Paragraph 43 as “the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed,” was recognized and was consistent with the rationale for the acquisition as follows:
•	The opportunity to combine the companies’ individual strengths in payor contracting, physician sales, manufacturer services, clinical management and fulfillment;

•	The opportunity to sell our products through Chronimed’s existing retail pharmacies;

•	The opportunity to broaden our suite of disease states and customer base;

•	The expansion of our retail pharmacy coverage;

•	The opportunity to create significant mail-order synergies through the combination of this business segment; and

•	The opportunity to leverage a variety of cost and operational synergies, which will enable the combined entity to grow and improve margins.
     As part of the merger, the Company consolidated Chronimed’s Minnetonka, Minnesota mail service operations into the Company’s higher capacity mail distribution operation in Columbus, Ohio and closed the Minnetonka mail facility. Severance costs of $0.9 million were accrued for in the first quarter of 2005 and were included in the purchase price. The following table outlines severance costs for the closing of the Minnetonka mail facility that were accrued for at March 12, 2005 and subsequently paid out by September 30, 2005:

2005 Severance Costs — Chronimed
(in thousands)

Liability assumed 3/12/05	$939
Payment during Q105	(8)
Additional liability recorded Q205	84
Payments during Q205	(1,015)

Ending liability at September 30, 2005	$—

The following table sets forth the allocation of the purchase price as of September 30, 2005:
Purchase Price Allocation
(in thousands)

Purchase price:
Value of stock exchanged	$90,196
Value of stock options assumed	11,370
Transaction costs	3,692

Total purchase price	$105,258

Less: net tangible assets as of March 12, 2005	54,323

Excess of purchase price over net tangible assets acquired	$50,935

Preliminary allocation of excess purchase price:
Customer lists and non compete agreements	$9,560
Goodwill	41,375

Total	$50,935

     The following table sets forth the estimated fair value of the assets and liabilities acquired with the purchase of Chronimed:
Net Tangible Assets Acquired
(in thousands)

Cash and short term investments	$20,788
Accounts receivable	42,397
Inventory	9,661
Prepaids and other current assets	1,278
Fixed assets	3,771
Long term assets	143

Total assets acquired		$78,038

Accounts payable	($5,075)
Accrued expenses	(13,883)
Accrued severance	(1,013)
Deferred tax liability	(3,744)

Total liabilities assumed		($23,715)

Net tangible assets acquired		$54,323

     The following unaudited condensed consolidated pro forma financial information for the three and nine months ended September 30, 2005 and 2004, respectively, has been prepared assuming Chronimed was acquired as of January 1, 2004, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares has also been adjusted assuming the Company exchanged each outstanding share of Chronimed common stock for 1.12 shares of common stock of the Company. The three and nine month periods ended September 30, 2005 include pre-tax expenses of $0.9 million and $2.0 million, respectively, for merger and integration expenses. The three month periods ending September 30, 2005 and September 30, 2004 include pre-tax amortization expenses of $1.2 million and $1.3 million, respectively, associated with the Chronimed acquisition. A more detailed reconciliation of the pro forma statements of operations can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this Quarterly Report on Form 10-Q. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2004. This pro forma information is not intended to be a projection of future operating results.
Pro Forma Statements of Operations
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$293,976	$304,123	$883,070	$906,302
Net income	$641	$2,132	$(2,143)	$8,275
Basic income (loss) per common share	$0.02	$0.06	$(0.06)	$0.23
Diluted income (loss) per common share	$0.02	$0.06	$(0.06)	$0.22
Northland Medical Pharmacy Acquisition
     On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio for $12 million in cash, plus a potential earn-out payment contingent on Northland achieving certain performance benchmarks in 2006. Northland complements the Company’s expanding community model.
NOTE 5 — RESTRUCTURING
     The acquisition of Chronimed has resulted in the consolidation of certain finance and information technology (“IT”) functions. The Company’s two Rhode Island offices, which include the finance and IT functions, will be closed as a result of these consolidations. These functions are being transitioned to the Company’s Minnesota offices. Accordingly, there have been and will continue to be severance and closure costs associated with that consolidation.
     In connection with the consolidation of the finance and IT departments as described above, on March 4, 2005 the Company notified 67 employees that their employment with the Company would be involuntarily terminated. Of these 67 employees, approximately 45 employees support the Specialty Services segment with the balance supporting the PBM Services segment. Transition plans are being finalized and substantially all employees are expected to be terminated by December 31, 2005. Estimated severance costs in connection with this restructuring are being recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees.

As of September 30, 2005, 15 finance and IT employees affected by the consolidation have been terminated. The balance is still actively employed by the Company. The total estimated restructuring cost for the consolidation of these two departments is expected to be approximately $2 million. Severance costs of $0.5 million were recorded in S, G&A expenses for employee separation costs in the third quarter of 2005, in connection with the termination of these employees as reflected below. In September 2005 one of the Rhode Island offices was closed, resulting in $0.1 million of expense recorded in selling, general and administrative expenses. Total restructuring costs, including costs associated with severance and closing the Rhode Island facility, recorded for the nine months ended September 30, 2005 were $1.4 million.
2005 Restructuring Costs
(in thousands)

Liability at March 31, 2005	$198
Payments to date	(115)
Provisions to date	1,148

Ending liability at September 30, 2005	$1,231

NOTE 6 — LITIGATION MATTERS
     On August 16, 2004, a lawsuit encaptioned Unger v. Chronimed Inc., et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s President and Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, the Company filed a motion to dismiss plaintiff’s claims. On May 10, 2005 the Minnesota District court dismissed plaintiff’s claims without prejudice. On July 1, 2005, plaintiff filed a motion to amend the dismissed complaint and a motion to vacate the court’s dismissal of the action with leave to amend the dismissed complaint. A hearing on those motions was held on November 2, 2005 and the Company awaits the court’s ruling.
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. On April 8, an amended complaint was filed against ScripSolutions, a subsidiary of the Company. The plaintiff alleges breach of contract and related claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed. ScripSolutions also moved in May 2005 to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island which the plaintiff opposed. On October 6, 2005, the District Court granted Plaintiff’s motion to remand the case to the state court and did not decide ScripSolutions’ motion to dismiss or transfer. ScripSolutions has appealed that decision to the Eleventh Circuit Court of Appeals. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
     The Company has been informed by the office of the United States Attorney in Boston, Massachusetts, that its Chronimed Holdings, Inc. dba StatScript Pharmacy (“StatScript”) subsidiary, along with other parties, are defendants in a lawsuit filed in the United States District Court for the District of Massachusetts under the so-called “qui tam” provisions of the False Claims Act (the “Act”). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) in this case for an alleged submission to the federal government of a false claim for payment arising from alleged arrangements concerning the distribution of a pharmaceutical product. The portions of the complaint relating to the Company remain filed under seal and the complaint has not been served on the Company or StatScript. The portions of the complaint directed against the product manufacturer that have been made public indicate that the complaint seeks recovery from all defendants of up to three times the amount of false claims, interest, and other relief under the Act and various state laws, and the Act permits the recovery of statutory penalties.

The United States has not yet decided whether to exercise its right to intervene in the action against the Company. The U.S. Attorney’s office has advised the Company that it is reviewing Medicaid reimbursement claims by StatScript and a company StatScript acquired filed between 1997 and 2000 aggregating $17.5 million and that, as a result of the government’s settlement of claims against the product manufacturer, it is seeking relief from the Company up to approximately $ 8.75 million in Medicaid reimbursements. At this time, BioScrip cannot determine the defenses it may have to the allegations of the complaint or estimate the amount of its potential liability in the event of an adverse ruling.
NOTE 7 — CONCENTRATION OF CREDIT RISK
     The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan Sponsor
	A	B
Year-to-date period ended September 30, 2004
% of total revenue	16%	19%
% of total accounts receivable at period end	*	13%
Year-to-date period ended September 30, 2005
% of total revenue	12%	13%
% of total accounts receivable at period end	*	16%

*	Less than 10%.
Plan Sponsor (A) is in the PBM Services segment.
Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.
NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FASB believes that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company’s condensed consolidated financial statements.
In June 2005, FASB issued its Exposure Drafts, Business Combinations; a Replacement of FASB Statement No. 141 and Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries; a Replacement of ARB 51. The Exposure Drafts would significantly change the accounting for business combinations as well as the accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. The most significant to the Company of the proposed changes would result in:
•	Expensing acquisition-related transaction costs and restructuring costs.

•	Recognizing contingent consideration obligations and contingent gains (assets) acquired and contingent losses (liabilities) assumed at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.
FASB expects to issue final standards in mid-2006 that would be effective for fiscal years beginning after December 15, 2006.
****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission on March 4, 2005, as well as our unaudited condensed consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (this “Report”).
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
Business Overview
     We provide comprehensive pharmaceutical care solutions. We partner with healthcare payors, government agencies, physicians and patients to deliver cost-effective prescription medications and/or clinical management programs that enhance the quality of patients’ lives. These services are organized under two reportable operating segments: specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”) and pharmacy benefit management and mail services (collectively, “PBM Services”).
     Our Specialty Services capabilities include the distribution of medications manufactured to improve the care of individuals with complex health conditions such as HIV/AIDS, Cancer, Immunodeficiency Disorders, Hepatitis C, Rheumatoid Arthritis, Multiple Sclerosis, and Organ Transplantation. We have 31 retail locations in 25 major urban markets across the U.S., providing specialty prescription drug access nationwide in most urban communities in a high-touch community-based environment. Specialty Services are primarily offered to patients who are chronically ill, genetically impaired or afflicted with potentially life threatening diseases. Specialty services are also offered to physicians (in group practice and hospital settings) on behalf of their patients. These physicians typically have network affiliations with Plan Sponsors, who in turn have a relationship with us.
     As part of our PBM Services and Specialty Services, we offer our customers a wide selection of clinical services including pharmacy case management, therapy assessment, compliance monitoring, health risk assessment, patient education and interaction evaluation, pharmacy claims processing, mail service and related prescription distribution, benefit design consultation, drug utilization review, formulary management and consultation, drug data analysis, drug interaction management, program management and pharmaceutical rebate administration.
     On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed, Inc. (together with its subsidiaries “Chronimed”) in a stock-for-stock transaction valued at $105.3 million. Pursuant to the terms of the acquisition, each share of Chronimed common stock was exchanged for 1.12 shares of our common stock. In conjunction with the merger we changed our name from MIM Corporation to BioScrip, Inc. The acquisition of Chronimed added 28 specialty pharmacies throughout the U.S. to our existing pharmacy base. The acquisition complements the Company’s business model and provides a platform for continued growth. The operations and financial results of Chronimed are included in the Specialty Services segment. The acquisition has been recorded using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

Recent Developments
     On October 7, 2005 we acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio for $12 million in cash plus a potential earn-out payment contingent on Northland achieving certain performance benchmarks in 2006. Northland’s specialty community pharmacy business model is consistent with and complements our community model, one of our key strategic initiatives. We expect Northland to be accretive to our earnings per share in calendar 2006.
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
Revenue Recognition
     We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our retail pharmacy network in the PBM Services segment or by a pharmacy owned by us. Revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member (in the case of a prescription filled through a pharmacy participating in our retail pharmacy network), or (b) at the time the drug is shipped or picked up at a pharmacy (in the case of a prescription filled through a pharmacy owned by us). The share of any rebates paid to our plan sponsors is recorded as a reduction of revenue.
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
Allowance for Contractual Discounts
     We are reimbursed for the drugs and services we sell by various types of payors including insurance companies, Medicare and state Medicaid programs. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts based on historical experience and in certain cases on a customer-specific basis given our interpretation of the contract terms or applicable regulations. However, reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process. Estimated contractual discounts are recorded as an offset to revenue in our Condensed Consolidated Statements of Operations.
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
Income Taxes
     As part of the process of preparing our consolidated financial statements we are required to estimate income taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. The resulting deferred tax assets and liabilities are included in our consolidated balance sheet. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from the deferred tax assets. Deferred tax assets that will be utilized within twelve months are classified as current assets.
Impairment of Long Lived Assets
     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. In the second half of 2005, we implemented a rebranding strategy to the single brand of BioScrip. As a result of the implementation of this strategy the value of the trade names associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. has been eliminated and these assets have been removed from our balance sheet. This resulted in a special charge of $5.8 million in the second quarter of 2005.
     We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have two reporting units and the fair values of each of these reporting units exceeded their carrying amounts resulting in no impairment charges in fiscal year 2004.
Results of Operations
     The tables below present the reconciliation between our reported and pro forma results, assuming the acquisition of Chronimed had occurred on January 1, 2004. Related estimated amortization expense is included and the adjusted shares reflect the conversion of Chronimed shares at the 1.12 exchange ratio for comparative purposes. We believe this information to be helpful in gaining an understanding of future financial and operating results and trends. In the following Management’s Discussion and Analysis we provide discussion of both reported results as set forth in the Financial Statements and the pro forma results as presented in the tables below.

Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2005	September 30, 2004
				Pro Forma	Pro Forma
	BioScrip as Reported	MIM Corp.	Chronimed	Adjustments	Combined

Revenue	$293,976	$161,498	$142,625	$—	$304,123

Cost of revenue	262,257	144,764	127,018	—	271,782

Gross profit	31,719	16,734	15,607	—	32,341
% of Revenue	10.8%	10.4%	10.9%		10.6%

Operating expenses
Selling, general and administrative expenses	27,944	12,843	14,013	—	26,856
Amortization of intangibles	1,752	817	—	1,264 (1)	2,081
Special charges	972	—	—	—	—

Total operating expenses	30,668	13,660	14,013	1,264	28,937
% of Revenue	10.4%	8.5%	9.8%		9.5%

(Loss) income from operations	1,051	3,074	1,594	(1,264)	3,404

Interest income (expense), net	(50)	(204)	44	—	(160)
Other income	—	—	251	—	251

(Loss) income before income taxes	1,001	2,870	1,889	(1,264)	3,495
Income tax (benefit) expense	360	1,148	737	(522)	1,363

Net (loss) income	$641	$1,722	$1,152	$(742)	$2,132

Basic weighted average shares	36,932	22,301			36,663
Diluted weighted average shares	37,449	22,730			37,270

Basic net (loss) income per share	$0.02	$0.08			$0.06
Diluted net (loss) income per share	$0.02	$0.08			$0.06

(1)	Reflects estimated amortization expense for the entire quarter.

Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
							Pro Forma	Pro Forma
	MIM Corp.	Chronimed	Pro Forma	Pro Forma	MIM Corp.	Chronimed	Adjustments	Combined
	As Reported	Pre-Merger	Adjustments	Combined	As Reported

Revenue	$768,991	$114,079	$—	$883,070	$463,676	$442,626	—	$906,302

Cost of revenue	686,312	101,155	—	787,467	413,128	394,862	—	807,990

Gross profit	82,679	12,924	—	95,603	50,548	47,764	—	98,312
% of Revenue	10.8%	11.3%		10.8%	10.9%	10.8%		10.8%

Operating expenses
Selling, general and administrative expenses	71,816	11,338	—	83,154	37,944	40,656	—	78,600
Amortization of intangibles	4,599	—	1,064 (1)	5,663	2,225	—	3,792 (1)	6,017
Special charges	7,991	2,037	—	10,028	—	—	—	—

Total operating expenses	84,406	13,375	1,064	98,845	40,169	40,656	3,792	84,617
% of Revenue	11.0%	11.7%		11.2%	8.7%	9.2%		9.3%

(Loss) income from operations	(1,727)	(451)	(1,064)	(3,242)	10,379	7,108	(3,792)	13,695

Interest income (expense), net	(191)	84	—	(107)	(632)	176	—	(456)
Other income	—	—	—	—	—	326	—	326

(Loss) income before income taxes	(1,918)	(367)	(1,064)	(3,349)	9,747	7,610	(3,792)	13,565
Income tax (benefit) expense	(686)	(143)	(377)	(1,206)	3,899	2,911	(1,520)	5,290

Net (loss) income	$(1,232)	$(224)	$(687)	$(2,143)	$5,848	$4,699	$(2,272)	$8,275

Basic weighted average shares	33,157			33,157	22,225			36,390
Diluted weighted average shares	33,157			33,157	22,734			37,267

Basic net (loss) income per share	$(0.04)			$(0.06)	$0.26			$0.23
Diluted net (loss) income per share	$(0.04)			$(0.06)	$0.26			$0.22

(1)	Reflects estimated amortization expense for the entire period.
     Revenue. Reported revenue for the third quarter of 2005 was $294.0 million compared to $161.5 million for the third quarter of 2004. This increase was concentrated in the Specialty Services segment and is primarily attributable to the acquisition of Chronimed (discussed in Note 4 of the Notes to the Unaudited Condensed Consolidated Interim Financial Statements). Revenue for the nine months ended September 30, 2005 was $769.0 million compared to $463.7 million for the same period in 2004. The majority of this increase is attributed to the Chronimed acquisition, which was not included in the 2004 results. PBM Services segment revenue increased $10.0 million to $289.9 million for the nine months ended September 30, 2005 from $279.9 million for the same period in 2004. New members from existing contracts as well as additional contracts offset the termination of certain PBM clients, the most significant being Value Options, which terminated its contract with us effective November 30, 2004.
     On a pro forma combined basis, revenue for the third quarter of 2005 was $294.0 million compared to $304.1 million for the same period in 2004, a $10.1 million, or 3.3%, decrease. Specialty Services revenue for the third quarter of 2005 declined $12.1 million, or 5.8%, to $196.1 million from $208.2 million on a pro forma basis for the same period last year. This decrease was due primarily to the loss of Chronimed’s specialty pharmacy distribution contract with Aetna that ended February 28, 2005, partially offset by growth in community pharmacy. Revenue from Aetna was approximately $30 million in the third quarter of 2004. Excluding the lost business from Aetna, Specialty Services revenue grew 10% over the same period a year ago. On a pro forma combined basis, PBM Services revenue, which includes traditional mail service, increased in the third quarter of 2005 to $97.9 million from $95.9 million for the same period last year. PBM Services revenue was impacted negatively by the loss of previously disclosed contracts of almost $16 million, offset by continued growth from core customers. Excluding these losses, the remaining PBM Services business grew 22%.
     Cost of Revenue and Gross Profit. Reported cost of revenue for the third quarter of 2005 was $262.3 million compared to $144.8 million for the same period in 2004. Gross profit as a percentage of revenue increased to 10.8% in the third quarter of 2005 compared to 10.4% for the same period in 2004. This increase in gross profit percentage is primarily attributable to Chronimed’s margin mix in Specialty Services and improvements in PBM Services, as well as the loss of the Aetna contract which was at a lower gross margin than the remainder of our business. Reported cost of revenue for the nine months ended September 30, 2005 was $686.3 million compared to $413.1 million for the same period a year ago. Gross profit as a percentage of revenue was 10.8% for the nine months ended September 30, 2005 compared to 10.9% for the same period last year. This modest decrease is primarily a result of pricing pressures in the Specialty Services segment, particularly in specialty mail and infusion, mostly offset by the addition of Chronimed’s higher margin pharmacy business in 2005.
     Pro forma combined cost of revenue decreased $9.5 million, or 3.5%, to $262.3 million for the three months ended September 30, 2005 from $271.8 million for the quarter ended September 30, 2004. Pro forma gross profit as a percentage of revenue increased to 10.8% in the third quarter of 2005 compared to 10.6% for the same period in 2004. Margins in the PBM Services segment are ahead of last year due to consistent pricing and an improved generic mix in traditional mail services. Margins in the Specialty Services segment are holding steady despite price pressures in infusion and specialty mail. Pro forma combined cost of revenue for the nine months ended September 30, 2005 was $787.5 million compared to $808.0 million for the nine months ended September 30, 2004, a decrease of $20.5 million, or 2.5%. Pro forma gross profit as a percentage of revenue for the nine month periods ended September 30 in both 2005 and 2004 was 10.8%
     We continue to experience downward pricing pressure in both our Specialty Services and PBM Services segments as healthcare costs receive increasing scrutiny at local and national levels. In addition, the healthcare services industry continues to consolidate, creating larger and more aggressive competitors.
     Selling, General and Administrative Expenses. For the three months ended September 30, 2005, SG&A increased to $27.9 million, or 9.5% of total revenue, from $12.8 million, or 8.0% of total revenue, for the same period a year ago. For the nine months ended September 30, 2005, SG&A was $71.8 million, or 9.3% of total revenue, compared to $37.9 million, or 8.2% of total revenue for the same period in 2004. This increase in SG&A is the result of the addition of Chronimed’s expenses for the entire period and includes certain duplicative and additional expenses associated with the consolidation of operations.
     Pro forma SG&A for the third quarter of 2005 was $27.9 million, or 9.5% of total revenue, compared to $26.9 million, or 8.8% of total revenue, for the third quarter of 2004. For the nine months ended September 30, 2005 pro forma SG&A was $83.2 million, or 9.4% of total revenue, compared to $78.6 million, or 8.7% of total revenue, for the same period in 2004. This higher level of spending does not fully reflect merger related cost savings expected to occur by March 2006.
     Amortization of Intangibles. For the third quarter of 2005 we recorded amortization expense from intangibles of $1.8 million compared to amortization expense from intangibles of $0.8 million in 2004. For the nine months ended September 30, 2005 we recorded $4.6 million of amortization expense compared to $2.2 million in 2004. The increases in 2005 were the result of the increased amortization expense associated with the Chronimed acquisition and the related amortizable intangible assets.
     The pro forma amortization expense includes $1.3 million and $3.8 million of amortization of the intangible assets associated with the Chronimed acquisition for the three and nine month periods, respectively, ended September 30 for both 2005 and 2004. Amortization expense for 2004 includes only eight months of the amortization of intangible assets associated with the acquisition of Natural Living, Inc. in February of 2004, compared to nine months of amortization of intangible assets in the current year.
     Special Charges. The nine months ended September 30, 2005, includes the write off of the $5.8 million balance of value of the trade name intangible assets associated with Natural Living Inc. and Vitality Home Infusion Services, Inc. as well as merger and integration expenses of $2.2 million, primarily consisting of severance, legal fees and consulting expenses. The rebranding of all of our business lines to a single brand, BioScrip, prompted the write off of these existing trade name intangible assets. Special charges for the third quarter of 2005 were $1.0 million, consisting primarily of rebranding, severance and consulting expenses. We expect special charges related to the merger and rebranding to continue through the first quarter of 2006.
     Net Interest Expense. Net interest expense was $0.1 million for the three months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2004. Interest expense associated with our line of credit was lower in the third quarter of 2005 as our average borrowing levels were lower. Interest expense was further offset by interest income received on overnight investments of excess cash and the receipt of interest on a past due receivable. Net interest expense for the nine months ended September 30, 2005 was $0.2 million compared to $0.6 million for the nine months ended September 30, 2004 for the same reasons stated above.
     Pro forma net interest expense was $0.1 million for the three months ended September 30, 2005 compared to $0.2 million for the three months ended September 30, 2004. Interest expense associated with the line of credit was lower in the third quarter of 2005 as the average borrowing levels were lower. Interest expense was partially offset by interest income received on short term investments, overnight investments of excess cash, and the receipt of interest on a past due receivable. Pro forma net interest expense for the nine months ended September 30, 2005 was $0.1 million compared to $0.5 million for the nine months ended September 30, 2004 for the same reasons stated above.
     Provision for Income Taxes. Tax expense of $0.4 million, or 36% of taxable income, was recorded for the third quarter of 2005 compared to $1.1 million, or 40% of taxable income, for the same period last year. A tax benefit of $0.7 million, or 36% of taxable income, was recorded for the first nine months of 2005 compared to tax expense of $3.9 million, or 40% of taxable income, for the first nine months of 2004. Our lower effective tax rate in 2005, 36% compared to 40% in 2004, is a result of moving into a lower Federal statutory rate bracket as well as the implementation of certain state tax strategies.
     The effective tax rate used in the year to date pro forma calculation of income taxes was 36% for 2005 and 39% for 2004. The pro forma income tax expense was $0.4 million for the third quarter of 2005 compared to $1.4 million for the third quarter of 2004. For the nine month period ended September 30, 2005 the pro forma income tax benefit was $1.2 million compared to income tax expense of $5.3 million for the nine month period ended September 30, 2004.
     Net Income and Earnings Per Share. We reported net income of $0.6 million, or $0.02 per diluted share, in the third quarter of 2005, compared to net income of $1.7 million, or $0.08 per diluted share, for the same period last year. The decline primarily is due to increased S,G&A expenses, amortization and special charges related to the Chronimed acquisition. The number of average diluted shares in the third quarter of 2005 was 37,448,632 compared to 22,729,598 for the third quarter of 2004, due to the acquisition and the related issuance of stock. For the nine months ended September 30, 2005 we recorded a net loss of $1.2 million, or $0.04 per share. This compares to net income of $5.8 million, or $0.26 per diluted share, for the same period last year. The decline is for the same reasons noted above. We expect to incur additional merger and integration expenses for the balance of 2005, and into the first quarter of 2006.
     Pro forma net income for the third quarter of 2005 was $0.6 million, or $0.02 per diluted share, compared to pro forma net income of $2.1 million, or $0.06 per diluted share, for the third quarter of 2004. The decline is primarily the result of increased S,G&A and special charges related to the Chronimed acquisition. This higher level of S,G&A expense does not fully reflect merger related cost savings expected to occur by March 2006. For the nine months ended September 30, 2005 pro forma net loss is $2.1 million, or $0.06 per share, compared to pro forma net income of $8.3 million, or $0.22 per diluted share, for the nine months ended September 30, 2004. The decline is for the same reasons noted above.
Liquidity and Capital Resources
     At September 30, 2005 there were no outstanding bank borrowings under our $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”). We utilize both funds generated from operations and available credit under the Facility for acquisitions, capital expenditures and general working capital needs.
     For the nine months ended September 30, 2005 net cash used in operating activities totaled $12.3 million compared to cash provided of $0.9 million for the same period last year. The increase in net cash used is primarily due to decreases in accrued expenses and increases in receivables. Accrued expenses of $13.0 million were paid in the first nine months of 2005 including the earnout for the Natural Living acquisition, the Value Options settlement, merger costs and wholesaler inventory payments. Accounts receivable balances increased as a result of increased collection periods in the Specialty Services segment, particularly in the community pharmacy and centralized mail facility.
     Net cash provided by investing activities during the nine months ended September 30, 2005 was $15.3 million, primarily due to the acquisition of Chronimed which provided cash, net of acquisition costs, of $17.0 million. This compares to $15.3 million used in the same period in 2004, primarily for the acquisition of Natural Living in February 2004.

     For the nine months ended September 30, 2005 net cash used in financing activities was $6.0 million compared to net cash provided by financing activities of $8.3 million for the same period in 2004, a $14.3 million decrease. The primary reason for the change is the repayment on our line of credit.
     At September 30, 2005 we had working capital of $78.5 million compared to working capital of $14.4 million at December 31, 2004. This increase was primarily attributable to the addition of cash, accounts receivable and inventory acquired from Chronimed, and the reduction in the line of credit balance.
     The Facility has a three-year term secured by our receivables with interest paid monthly. It provides for borrowings of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. After the initial three-year term, the Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term, or any renewal term, of its intention not to renew the Facility. The Facility permits us to request an increase in the amount available for borrowing to up to $100 million, subject to credit approval, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.
     Our daily borrowings during the first nine months of 2005 were $549.4 million and $556.7 million was repaid during the same period. At no point during the first nine months did the line of credit balance exceed $12.5 million.
     As revenue continues to grow, we anticipate that our working capital needs will increase. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital needs for at least the next twelve months.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our Specialty Services and PBM Services businesses, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
Recent Accounting Pronouncements
     In May 2005, FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The FASB believes that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our condensed consolidated financial statements.
     In June 2005, FASB issued its Exposure Drafts, Business Combinations; a Replacement of FASB Statement No. 141 and Consolidated Financial Statements, Including Accounting and Reporting of Noncontrolling Interests in Subsidiaries; a Replacement of ARB 51. The Exposure Drafts would significantly change the accounting for business combinations as well as the accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. The most significant to us of the proposed changes would result in:
•	Expensing acquisition-related transaction costs and restructuring costs.

•	Recognizing contingent consideration obligations and contingent gains (assets) acquired and contingent losses (liabilities) assumed at their acquisition-date fair values, with subsequent changes in fair value generally reflected in income.
The FASB expects to issue final standards in mid-2006 that would be effective for fiscal years beginning after December 15, 2006.

Other Matters
     Our Internet address is www.bioscrip.com. Interested readers may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, in the “Investors” portion of our website as well as through the Securities and Exchange Commission’s website, www.sec.gov.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our exposure to market risk for changes in interest rates relate primarily to our debt. At September 30, 2005 we did not have any debt outstanding. We do not invest in, or otherwise use, derivative financial instruments.
     At September 30, 2005, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, and debt approximate fair value due to their short-term nature.
     Because management does not currently believe that our exposure to interest rate market risk is material, we have not developed or implemented a strategy to manage that market risk through the use of derivative financial instruments or otherwise. We will assess the significance of interest rate market risk from time to time and will develop and implement strategies to manage that market risk as appropriate.
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
Internal Control Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Notwithstanding the foregoing, as a result of the Chronimed acquisition and the integration of key functions, we implemented additional controls, policies and procedures during the quarter ended September 30, 2005 and will enhance our internal control structure, as appropriate, on a continuing basis. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected. Further, as a result of the acquisition and integration we cannot provide absolute assurance that any and all identified control deficiencies will be fully remediated prior to December 31, 2005.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On August 16, 2004, a lawsuit encaptioned Unger v. Chronimed Inc., et al. was filed in the District Court in Hennepin County, Minnesota against Chronimed and each of its then current directors. On December 10, 2004, an amended complaint was filed to add an additional plaintiff and the Company as a defendant. The lawsuit alleges, among other things, that in structuring the terms of the proposed merger, each of the members of Chronimed’s Board of Directors breached their respective fiduciary duties to Chronimed’s shareholders and personally benefited Henry F. Blissenbach, who was then serving as Chronimed’s, and currently serves as the Company’s President and Chief Executive Officer, as well as other members of Chronimed’s management. Chronimed and the individual defendants deny the allegations, believe the action is without merit and intend to vigorously defend against these allegations. To that end, we filed a motion to dismiss plaintiff’s claims. On May 10, 2005 the Minnesota District court dismissed plaintiff’s claims without prejudice. On July 1, 2005, plaintiff filed a motion to amend the dismissed complaint and a motion to vacate the court’s dismissal of the action with leave to amend the dismissed complaint. A hearing on those motions was held on November 2, 2005 and the Company awaits the court’s ruling.
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. On April 8, an amended complaint was filed against ScripSolutions, a subsidiary of the Company. The plaintiff alleges breach of contract and related claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed. ScripSolutions also moved in May 2005 to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island which the plaintiff opposed. On October 6, 2005, the District Court granted Plaintiff’s motion to remand the case to the state court and did not decide ScripSolutions’ motion to dismiss or transfer. ScripSolutions has appealed that decision to the Eleventh Circuit Court of Appeals. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
     The Company has been informed by the office of the United States Attorney in Boston, Massachusetts, that its Chronimed Holdings, Inc. dba StatScript Pharmacy (“StatScript”) subsidiary, along with other parties, are defendants in a lawsuit filed in the United States District Court for the District of Massachusetts under the so-called “qui tam” provisions of the False Claims Act (the “Act”). A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) in this case for an alleged submission to the federal government of a false claim for payment arising from alleged arrangements concerning the distribution of a pharmaceutical product. The portions of the complaint relating to the Company remain filed under seal and the complaint has not been served on the Company or StatScript. The portions of the complaint directed against the product manufacturer that have been made public indicate that the complaint seeks recovery from all defendants of up to three times the amount of false claims, interest, and other relief under the Act and various state laws, and the Act permits the recovery of statutory penalties. The United States has not yet decided whether to exercise its right to intervene in the action against the Company. The U.S. Attorney’s office has advised the Company that it is reviewing Medicaid reimbursement claims by StatScript and a company StatScript acquired filed between 1997 and 2000 aggregating $17.5 million and that, as a result of the government’s settlement of claims against the product manufacturer, it is seeking relief from the Company up to approximately $ 8.75 million in Medicaid reimbursements. At this time, BioScrip cannot determine the defenses it may have to the allegations of the complaint or estimate the amount of its potential liability in the event of an adverse ruling.
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

BIOSCRIP, INC.

Date: November 9, 2005	/s/ Gregory H. Keane

Gregory H. Keane, Chief Financial Officer