Form 10-K
period 2005-12-31
BioScrip, Inc.
filed 2006-03-31
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-28740
BioScrip, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State of incorporation)	(I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford NY	10523
(Address of principal executive offices)	(Zip Code)
     Registrant’s telephone number, including area code:
914-460-1600
     Securities registered pursuant to Section 12(b) of the Act:
None
     Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes         ☑  No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes         ☑  No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $214,012,152 based on the closing price of the Common Stock on the Nasdaq National Market on such date.
     On March 24, 2006 there were outstanding 37,346,838 shares of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

i

PART I
      This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2005;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding general economic and business conditions;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation; and

•	our ability to maintain contracts and relationships with our customers;
      The forward-looking statements contained in this Annual Report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Certain of these are important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements.
      The forward-looking statements contained in this Annual Report and filed as exhibits reflect our views and assumptions only as of the date this Annual Report is signed. The reader should not place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.
      We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1.	Business
Overview
      We are a specialty pharmacy services provider that distributes prescription drugs, coordinates customer benefits and provides specialized therapy management services for people with certain chronic health conditions, particularly those treated with biotech injectable medications, as well as those afflicted with potentially life threatening or debilitating diseases or genetic disorders and requiring specialty medications. We work with patients, physicians and pharmaceutical manufacturers. We also work directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors, as well as through third-party administrators. We work with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for patients who are living with chronic health conditions.

      We were incorporated in Delaware in 1996 under the name MIM Corporation. On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction and changed our name to BioScrip, Inc. The acquisition resulted in an organization that is able to offer broader disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a pharmacy benefit management (“PBM”) platform. We believe that the acquisition of Chronimed resulted in an organization with increased scale, enhanced financial capacity and a diversified customer portfolio.
      Our services are organized under two operating segments: (i) specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”) which are provided through our community pharmacy, infusion services, and specialty mail pharmacy businesses; and (ii) pharmacy benefit management and traditional mail services (collectively, “PBM Services”).
      Our Specialty Services are provided primarily to patients who either have chronic health conditions or who are afflicted with potentially life threatening or debilitating diseases or genetic disorders and require specialty medications. These specialty services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Services are also offered to physicians, in a variety of practice and/or hospital settings, on behalf of their patients. Many of these physicians have network affiliations with Plan Sponsors, who in turn have a relationship with us.
      Historically, our PBM Services were offered to Plan Sponsors and were designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our dedicated traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth. Consequently, the PBM Services’ managed care business has decreased as a percentage of total revenue.
      As part of our business we develop and maintain existing relationships with pharmaceutical manufacturers through a dedicated Pharmaceutical Relations department. These efforts have been concentrated on the creation and execution of new drug distribution and service contracts in our core specialty therapeutic areas, including providing those medications used for the treatment of Cancer, Multiple Sclerosis, HIV, Immune Deficiency and other chronic illnesses and life threatening diseases. We believe that the specialty management services we provide through our national mail pharmacy, community pharmacies and infusion businesses are attractive to the pharmaceutical manufacturer community as demonstrated by recent successes in being selected for participation in national specialty distribution networks for newly approved, high-cost medications. These new contracts provide new sales and revenue opportunities which we began to realize in 2005 and expect to continue in 2006 and beyond.
      We also distribute and administer high cost specialty infusion therapies to patients principally requiring immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike the other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.
Specialty Services
      We provide specialty pharmaceutical products and services throughout the United States. Our Specialty Services segment distributes biotech and other high-cost injectable and infusible prescription medications, in addition to traditional tablets and capsules, and provides clinically focused case and therapy management programs to patients with chronic health conditions or who are genetically impaired or are afflicted with potentially life threatening or debilitating diseases. Our Specialty Services segment has two distinct distribution models: (i) local or community based distribution through our community pharmacies, under which we dispense medication to retail consumers at the point of sale or through home delivery. Those patients typically have commercial prescription drug coverage or coverage through Medicare or Medicaid, and we are reimbursed for our prescription drugs by pharmacy benefit managers, third party payors, Medicare or

Medicaid; and (ii) national/regional specialty mail distribution, under which we contract with Plan Sponsors on an exclusive or preferred basis to dispense and ship injectable and infusible medications directly to a patient or to the patient’s physician for administration. Our specialty services and programs help to improve the quality of life for patients while managing Plan Sponsors’ drug spending through compliance and appropriate utilization. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) better manage healthcare outcomes; (ii) control prescription costs; and (iii) measure cost, utilization, prescribing and other pharmacy trends.
      We have 34 specialty pharmacies that operate under the “BioScrip” name. Our specialty pharmacies are located in major metropolitan areas across the United States. While all of our locations are full-service community retail pharmacies, which carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we primarily focus our efforts on serving populations with rare or uncommon conditions, including:

•	Cancer and related conditions

•	Crohn’s Disease

•	Hemophilia

•	Hepatitis C

•	HIV/AIDS

•	Multiple Sclerosis

•	Organ Transplant

•	Rheumatoid Arthritis
      We also distribute specialty medications through the mail. Our mail service locations in Columbus, Ohio and San Francisco, California, are able to mail prescriptions to patients in all 50 states.
      The services we provide include:

Distribution
      We carry a full range of prescription medications. We can dispense nearly any prescription medication for common, acute and chronic diseases and conditions. As a specialty pharmacy provider, our mail and community pharmacy locations also carry hard-to-find and very expensive medications that other pharmacies generally will not or cannot obtain or stock. This allows us to guarantee timely delivery of specialty medications and differentiates us from other retail pharmacies.
      Our pharmacies also deliver medications to physicians’ offices for in-office administration. We provide the drug product along with supplies and equipment needed for administration. We can bill these medications directly to the physicians or bill the patient’s insurance plan, removing some of the administrative burden placed upon the physician’s office.

Billing and Coordination of Benefits
      Our pharmacies offer comprehensive billing and coordination of benefits (“COB”) services. All of our locations are contracted with their respective state Medicaid programs and with Medicare. Approximately 50% of our locations are also contracted with state AIDS Drug Assistance Programs (“ADAPs”) and other Ryan White-funded programs. In addition, our pharmacies are contracted with all of the major and smaller regional pharmacy benefit management companies many of the local, regional and national HMOs, PPO and indemnity insurance companies; and local third party administrators and union funds.
      Our comprehensive COB services help combat a patient’s inability to pay a co-payment or coinsurance which is a common cause of non-compliance with prescribed drug therapy and prescription refills. Many of our patients take advantage of this service to reduce their out-of-pocket expenses while they await reimbursement from secondary or other payors. We will bill all potential payors for the prescription and only charge the patient for co-payment or coinsurance amounts once their benefits have been exhausted. Because other retail pharmacies do not typically provide COB services, we believe it to be a major differentiator from our competitors. All co-payments and coinsurance payments are billed and collection efforts are diligently pursued unless approved financial hardship exemptions are in effect.

Professional Intervention
      Most of the diseases and conditions we support require complex, multi-drug regimens for treatment. Some of those regimens may include up to 20 different medications, many of which have potentially adverse side effects and drug interactions. Our pharmacists review every prescription presented for a patient against that patient’s medical history, his or her past and current medication usage, and clinical references to make sure the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem, they contact the prescriber to discuss that patient’s case and alternative medications.
      Our pharmacists and clinical staff stay informed about new medications and changing treatment protocols in our target diseases and conditions. We regularly send information on new medications to local prescribers to alert them, and recommend those of their patients which may be candidates for a change in therapy. Because most health care providers have limited time to keep up with the rapid pace of change in medicine, we believe that they appreciate these services.

Patient Education
      Because of the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration, we make great efforts to help our patients and caregivers understand how their regimen may affect their health status and lifestyle. We routinely consult with each patient when they receive their first prescriptions from us. We consult on, among other things, what each medication is for, how it works, and what potentially adverse side effects are most likely to occur. Our goal is to fully inform each patient because failure to do so could result in missed doses, delayed starts, and loss of other health care treatment options in some cases. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into alternative schedules and travel plans.
      Our pharmacies also teach patients requiring injectable medications self-injection techniques. Many of the specialty medications we dispense are given by injection, either just below the skin or into the muscle. We teach patients how to mix their medications, how to inject them, and how to deal with any site reactions that may occur. We often have the patient administer their first dose in the pharmacy so they feel comfortable with taking the medication(s) when they get home. Our pharmacists are available by telephone in case the patient has questions, and generally follow up by telephone within 3 to 5 days on their teaching session.
      Our pharmacies also provide patients and their family members, as well as physicians, with a broad range of written educational materials. We create some of these items and receive others from pharmaceutical manufacturers and not-for-profit organizations. We promote local and national disease-related events, including cancer awareness programs and World AIDS Day. Most of our locations offer patient support groups for people living with HIV/ AIDS, where they discuss new therapies, lifestyle tips and options to improve medication adherence.

Adherence and Persistence Management
      Adherence is defined as taking medications on a timely basis, as and when prescribed — for example, two times a day. Persistence is defined as taking a regimen of medications for the length of time prescribed. Most people with the diseases and conditions we treat struggle with both of these self-management issues, since their medications are often difficult to take and require months or years of use.
      Because adherence and persistence are keys to achieving the optimal results for which a medication is prescribed, our pharmacists take a very active role in promoting and managing them. We stress the importance of adherence and persistence during our initial teaching sessions and with each medication refill. We provide refill reminders, either by phone call or e-mail, to alert people when a prescription refill is due. We routinely follow up with people who do not show up on time for their refills, alerting physicians and other health care providers when the patient cannot be located. We back up these activities with a nurse-based adherence management program for select conditions that carry a higher risk of complications or treatment failures. We believe that these services and programs allow us to achieve adherence rates markedly above the industry’s averages.

Pharmacy Case Management
      We provide patients with access to our pharmacy case management team (“PCM Team”), which is a specialized unit of skilled professionals including Pharmacists, Registered Nurses, Certified Pharmacy Technicians, Insurance Verification and Reimbursement Specialists, and Customer Service Representatives. The PCM Team is available via phone to both providers and patients 24 hours per day, seven days per week, 365 days per year. Each PCM Team member is cross-trained in case management as well as in each of the individual disease states for which we have programs, in order to provide Plan Sponsors and their Members with a variety of basic services, including:
      Prior Authorizations. We assist in developing formal criteria and protocols for the effective management of specialty pharmaceutical care. Criteria are established and reviewed prior to the onset of a patient’s therapy to ensure appropriate prescribing and utilization, thereby managing a Plan Sponsor’s drug spend accordingly.
      Infusion Therapy. We also distribute and administer high cost specialty infusion therapies to patients principally requiring immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike the other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.
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
      Risk Assessment. Upon enrollment, the PCM Team assesses each new patient to determine his or her knowledge level, self-care ability and non-compliance risk. Depending on the results of this assessment, patients are classified and an appropriate monitoring program is selected and administered. Patients are reassessed at appropriate times during their treatment as determined by the PCM Team.

Coordinated Medication Delivery
      Our pharmacies provide express, often same-day, delivery of medications to a patient’s home or physician’s office. Special handling techniques and/or refrigeration, including shipping with dry-ice packing, are utilized in compliance with a manufacturer’s specific shipping and handling requirements. In addition to injectable medications, we also provide Sharps containers, syringes and other ancillary supplies needed for the administration of a product. Express delivery via overnight courier is provided without additional charge to the Plan Sponsor, patient or physician.

Pharmacy Data Services
      Our proprietary software and data management tools permit Plan Sponsors and drug manufacturers to access key industry measures, pre-analyzed, updated daily and delivered through secure internet based access. Business partners monitor these key measures associated with their membership to review the effectiveness and success of our programs and services. Pre-analyzed information includes disease state, diagnosis, clinical effectiveness and cost analysis. In addition we also build custom drug measurement and reporting systems to support specific customer projects.

Disease Management
      We design and administer clinical programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted disease states. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through the appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. The goal of these services is to improve patient outcomes and lower overall healthcare costs.
      We offer numerous products and services for a broad number of disease states in order to permit patients freedom of choice in their physician’s selection of a particular prescription product as well as control over all pharmacy and medical expenditures in the most clinically appropriate manner. We do not associate or promote a particular pharmaceutical manufacturer’s products over another manufacturer’s product within a therapeutic class unless clinically appropriate based upon our pharmacy staff’s professional judgment, and always in consultation with a patient’s physician.
PBM Services
      We offer Plan Sponsors and third party administrators a broad range of PBM Services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:

Formulary and Benefit Design
      We work closely with our Plan Sponsors to develop customized, flexible formularies and benefit plan designs to meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through two principal techniques: (i) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic category. After a Plan Sponsor has established a formulary, rebates on brand name drugs are typically negotiated with drug manufacturers and are typically shared with Plan Sponsors.
      Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have no formulary or an “open” formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals, such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs. As a result of rising pharmacy program costs, however, both public and private health plans have become increasingly receptive to controlling pharmacy costs by creating formularies which steer members to the lowest cost drug available with appropriate efficacy within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines. Once a Plan Sponsor decides to utilize a “restricted” or “closed” formulary, we actively involve our clinical staff with a Plan Sponsor’s Pharmacy and Therapeutics Committee (“P&T Committee”) to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor’s physicians, pharmacists and others, including independent health care professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor.
      The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, or dispensed with higher co-payments, subject to certain limited exceptions. Benefit design and formulary parameters are managed through a point-of-sale (“POS”) electronic claims processing system through which real-time electronic edits control plan restrictions and real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Overutilization of medication is monitored and managed through quantity limitations based upon nationally recognized standards. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before more expensive therapies are covered, are also established in collaboration with the relevant P&T Committee to control improper utilization of certain high-risk or high-cost medications.

Clinical Service
      Formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs, other than certain excluded products, when documented to be clinically appropriate for a particular patient. Since non-formulary drugs are rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular patient and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost non-preferred formulary or non-formulary drugs may be overridden through prior authorization or medical necessity procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are settled within 48 hours of request with complete information. Requests for, and appeals of denials of, coverage in those cases are handled by our staff of trained pharmacists, pharmacy techs and board certified pharmacotherapy specialists, subject to the Plan Sponsor’s ultimate authority over all such requests, determinations and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, we will authorize, without prior approval, short-term supplies of all medication unless specifically excluded by a Plan Sponsor.

Drug Usage Evaluation
      Drug usage is evaluated on a concurrent, prospective and/or retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. In addition, we maintain a drug utilization review program in which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.

Pharmacy Data Services
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

Disease Management
      We design and administer programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases, such as diabetes and asthma. Programs focus on preventing high-risk events, such as asthma exacerbation or stroke, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under “Specialty Services,” many of these same tools are used in delivering specialty pharmaceutical services and products.

Pharmacy Dispensing Facility
      We believe that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors’ Members by the use of mail service programs through our own proprietary pharmacy dispensing facilities. We provide mail services from fully automated fulfillment facilities in Columbus, Ohio and San Francisco, California. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords Plan Sponsors the ability to reduce cost as compared to the often more costly retail distribution of prescription products.

Discount Prescription Card Programs
      The above description of our service offerings principally apply to a managed pharmacy benefit and not to cash card or discount card programs.
      We administer numerous cash card or discount card programs on behalf of program sponsors or third party administrators. Those cards may be a “stand-alone” pharmacy discount program or bundled with other healthcare or other discount arrangements.
      Under those discount programs, individuals enroll and are entitled to receive a percentage discount off the retail or “cash” price for a prescription medication. As the administrator of these discount card programs, we manage the program’s eligibility through our real-time electronic claims adjudication system. There is typically no formulary associated with these programs as they are unmanaged from a cost perspective; also, typically, there is no benefit design either.
Sales and Marketing
      In 2005, a significant focus of our sales and marketing efforts was in uniting our operating subsidiaries under the BioScrip brand name and informing current and prospective customers about the merger and name change. Prior to the merger the BioScrip brand was used for our national managed care specialty business.
      We believe that these efforts will make all sales and marketing initiatives more impactful as we build the BioScrip brand with every communication across all of our business lines within our segments. We have value-added products and services that we deliver for each of our core customer groups and we actively market to a variety of healthcare payors, pharmaceutical companies, healthcare providers and segments of the population. Our sales efforts are divided between a national managed care sales effort and regional and local sales activities to physicians, hospitals and clinics.
Information Technology
      The Information Technology (“IT”) function has completed the initial systems integration of our Minnesota and Ohio national mail distribution centers into our Columbus, Ohio facility. The completion of that integration has allowed our IT function to focus now on continued automation of receiving, fulfilling, and delivering prescriptions directly to our patients and physicians nationwide. We have expanded the utilization of the automated dispensing system to contain costs and maintain accuracy rates that meet or exceed industry standards.
      The IT function is in the process of integrating seven separate IT dispensing and billing software systems used in our community pharmacies into one standard software solution. We currently operate these seven systems as a result of acquiring various pharmacies utilizing different billing and dispensing software platforms. That integration will continue into 2006. The system has been expanded to include e-prescribing, which will allow our community pharmacies to electronically receive refill requests, refill authorizations, and new prescription requests from referring physicians. In 2006 we will also provide the ability for our patients to refill their prescriptions over the phone utilizing an Integrated Voice Response System.
      The PBM Services business utilizes a proprietary system that offers exact benefit implementation and execution. Member coverage verification, formulary compliance, claims approvals, member co-pay and pharmacy reimbursement are adjudicated in real time through that proprietary system. The system’s flexibility allows for a variety of plan design options.
      Overall, we will be making substantial IT systems investments in 2006 to improve internal control and streamline our business processes.
Loss of Major Customers
      On November 30, 2004, Value Options of Texas, Inc. transitioned business away from our PBM Services segment. Revenue from Value Options for the years ended December 31, 2004 and 2003 was $19.7 million and $20.8 million, respectively. There was no revenue from Value Options in 2005.
      On December 21, 2005, Centene Corporation announced the acquisition of its own pharmacy benefits management business and began transitioning its business to its own PBM during calendar 2006. Revenue from Centene Corporation for the years ended December 31, 2005, 2004 and 2003 was $133.1 million, $102.1 million and $92.4 million, respectively.
Mergers and Acquisitions
      On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed Inc. in a stock-for-stock transaction valued at $105.3 million pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of our common stock. We believe that the acquisition of Chronimed resulted in an organization with increased scale, enhanced financial capacity and a diversified customer portfolio. To date we are continuing the integration of Chronimed into our business with the goal of increasing cost efficiencies and consequently stockholder value and also enhancing customer care and satisfaction.
      On October 7, 2005 we acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based retail specialty pharmacy located in Columbus, Ohio. Northland has a history of servicing individuals that may benefit from a number of specialty pharmacy therapies that we serve and is complementary to our community pharmacies. Northland was purchased for $12 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks.
      On March 1, 2006 we acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California. The addition of ITS will enhance our ability to service infusion patients on both the East and West coasts and complements our strategic objective of expanding our infusion operations nationally. ITS was purchased for approximately $13 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks.
Competition
      We face substantial competition within the pharmaceutical healthcare services industry, and the past year has seen even more consolidation among PBMs and specialty pharmacy providers. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. In the past year, several independent specialty pharmacy companies were acquired by the larger nationally recognized PBM companies; Accredo Health Inc. (by Medco Health Solutions, Inc.) and Priority Healthcare Corporation (by Express Scripts, Inc.). The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in both the Specialty and PBM arenas, such as Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Inc., MedImpact Healthcare Systems, Inc., National Medical Health Card Systems, Inc. and WellPoint Pharmacy Management, as well as many smaller organizations that typically operate on a local or regional basis. In the Specialty Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as Caremark, ESI and Medco.

      Some of our Specialty Services competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as US BioService, owned by AmeriSource Bergen Corporation, and McKesson Specialty Pharmacy, owned by McKesson HBOC Corporation, have a substantially larger market share in many of our specialty disease therapies than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However we do not believe that we compete strictly on the selling price of particular products in either business segment; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs while receiving high quality care.
Financial Information about Segments
      The following table presents revenue and income from operations by segment. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. See Note 4 of Notes to Consolidated Financial Statements.
Segment Financial Information
(In thousands)

	2005	2004	2003

Revenue:
Specialty Services	$688,512	$251,487	$193,243
PBM Services	384,723	379,029	395,527

Total	$1,073,235	$630,516	$588,770

(Loss) income from operations:
Specialty Services(1,2)	$(14,423)	$9,769	$11,899
PBM Services(3)	(14,780)	2,525	4,126

Total	$(29,203)	$12,294	$16,025

(1)	The year ended December 31, 2005 includes $6.5 million of goodwill and intangible impairment and $4.6 million of merger related expenses associated with the acquisition of Chronimed in the Specialty Services segment (see Note 4 of Notes to Consolidated Financial Statements).

(2)	The year ended December 31, 2005 includes a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period in the Specialty Services segment.

(3)	The year ended December 31, 2005 includes $18.6 million of goodwill impairment in the PBM Services segment.
      For the year ended December 31, 2003, TennCare® PBM Services revenues totaled $67.8 million. PBM Services revenues without TennCare were $327.7 million for 2003. We ceased providing PBM Services to TennCare Plan Sponsors on July 1, 2003.
Government Regulation
      As a participant in the healthcare industry our operations and relationships are subject to Federal and state laws and regulations and enforcement by Federal and state governmental agencies. Various Federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we are in compliance with all legal requirements material to our operations.
      In the second quarter of 2000, we entered into a global settlement agreement with the Office of Inspector General (the “OIG”), within the U.S. Department of Health and Human Services (“HHS”), and the State of Tennessee relating to certain civil and criminal charges brought against former officers of our predecessor company. We did not admit any wrongdoing in the global settlement agreement but agreed to enter into a corporate integrity agreement in order to ensure ongoing compliance with the requirements of Medicare, Medicaid and all other Federal health care programs. Under the terms of that agreement, we were required to, and continue to, conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and institute a formal reporting procedure to disclose possible violations of law to the OIG. The OIG recently notified us that our obligations under the corporate integrity agreement terminated. Nonetheless, we continue to maintain a comprehensive company-wide compliance program.
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
      However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we would be required to comply with them. In addition, to the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations. A number of state Medicaid programs prohibit the participation in those states by out-of-state retail or mail service pharmacies, whether in-state or out-of-state.
      There are other statutes and regulations which may also affect our mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.
      Licensure Laws. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators, discount cash card prescription drug programs and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded that such registration or licensure is required.
      We dispense prescription drugs pursuant to orders received through our BioScrip.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, Federal regulation by the United States Food and Drug Administration (the “FDA”), or another Federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or Federal regulation could apply to our operations, certain of our operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.
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
      Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers from our PBM pharmacy network. Subject to various geographic, managed care or other exceptions, such legislation (“any willing provider” legislation) may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise needs oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits us, by ensuring us access to all networks in those states.
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
      The Federal government, as well as a number of states, has enacted legislation purporting to prohibit health plans from requiring or offering Members financial incentives for use of mail order pharmacies.
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
      Governmental entities have also commenced investigations against specialty pharmaceutical distribution companies having dealings with pharmaceutical manufacturers concerning retail distribution and sales and marketing practices of certain products and therapies. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time. As well, we may be the target or subject of one or more such investigations or named parties in corresponding actions.
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
      On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) which is designed to provide voluntary, nonbinding guidance to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products in devising effective compliance programs. The Guidance provides the OIG’s view of the fundamental elements of pharmaceutical manufacturer’s compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

      The Stark Laws. The Federal law known as “Stark II” became effective in 1995 and was a significant expansion of an earlier Federal physician self-referral law commonly known as “Stark I.” Stark II prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to an entity with which the physician, or an immediate family member of the physician, has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark laws standards contain certain exceptions for physician financial arrangements.
      Management carefully considers the importance of Stark II in structuring our sales and marketing arrangements and our operations and believes that we are in compliance therewith. Violation of the Stark II laws could subject us to civil and/or criminal penalties, including suspension or exclusion from Medicare and Medicaid programs or state-funded programs in the case of state enforcement.
      State Self-Referral Laws. We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the Federal Stark laws and vary significantly from state to state. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in compliance with such laws.
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
      Reimbursement. Approximately 41% of our revenues are derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the Federal anti-kickback laws and/or the Stark laws. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.
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
      Since October 16, 2003 we have been subject to compliance with the rules governing transaction standards and code sets issued by HHS pursuant to HIPAA (the “Transactions Standards”). The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common health care financing transactions, such as health care claims. Under the new Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transactions Standards apply to us in connection with submitting and processing health care claims. The Transactions Standards also applies to many of our payors and to our relationships with those payors. We are currently in compliance with the Transactions Standards.
      In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the “Security Standards”). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of PHI. We are fully compliant with the Security Standards.
      The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. We will take steps that we believe are reasonable to ensure that our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including with respect to our health improvement programs and other information-based products), altered our reporting to Plan Sponsors and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.
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
      Comprehensive PBM Regulation. Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Since we do not derive significant PBM revenues from business in any particular state, such legislation, if currently enacted in a state, would not have a material adverse impact on our operations.

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
      While management believes that we are in substantial compliance with all existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry, Federal and state regulation and enforcement priorities in this area may increase, the impact of which on us cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and results of operations.
Employees
      At March 18, 2006, we had 760 full-time, 36 part-time and 178 per diem employees, including 129 licensed pharmacists. Per diem employees are defined as those available on an as needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.
Subsequent Events
      On February 27, 2006, Henry F. Blissenbach, currently our President and Chief Executive Officer, announced his retirement upon the expiration of his employment contract, effective June 30, 2006. Mr. Blissenbach will serve as a consultant to BioScrip for one year following the end of his contract. Following Mr. Blissenbach’s retirement, Mr. Richard H. Friedman, our Executive Chairman, will assume the role of interim Chief Executive Officer during our search for a replacement for Mr. Blissenbach.
      On February 28, 2006, Mr. Richard A. Cirillo, a director since April 1998, informed Mr. Friedman that he was resigning from our Board of Directors. Mr. Cirillo has had no disagreements with us with respect to any matters.
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
      We make available, free of charge, through our web site at www.bioscrip.com, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.
      We have adopted a code of business conduct and ethics for our Company, including our directors, officers and employees. Our Code of Conduct policy, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our board of directors are available on our website at www.bioscrip.com.

Item 1A.	Risk Factors
Our failure to maintain controls and processes over billing and collecting have had and could continue to have a significant negative impact on our results of operations and financial condition.
      In light of the consolidation of our company after the acquisition of Chronimed on March 12, 2005 the collection of accounts receivable remains one of our most significant challenges and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results will be materially and adversely affected. During the fourth quarter of 2005, we recorded a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during our integration of Chronimed. We have recently consolidated our collections and cash posting functions into one location in Minnesota, have appointed a full time project executive to drive improvements in receivables performance, added resources to prevent delays in cash posting, implemented new processes to improve timeliness and accountability and are expanding our use of automated tools to post cash in order to improve both speed and accuracy. In addition, we implemented an improved process to quantify and document our estimates for uncollectible accounts. While management believes these efforts will improve collections, there can be no assurance that any of these controls and processes will improve our current level of collectability in future periods.
Competition in the pharmaceutical healthcare services industry could reduce profit margins.
      The pharmaceutical healthcare services industry is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do.
      The specialty pharmacy industry is highly competitive. Some of our competitors are under common control with, or ownership by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. Our competitive position could also be adversely affected by any inability to obtain access to new biotech pharmaceutical products.
      Over the last several years competition in the marketplace has caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and rebates received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased rebate sharing, as well as increased demand for enhanced service offerings and higher service levels, have put pressure on operating margins. In addition, some of our larger competitors may offer services and pricing terms that we may not be able to offer. This competition may make it more difficult to maintain existing customers and attract new customers and may cause us to face the risk of declining reimbursement levels without achieving corresponding reductions in costs of revenues. Competition may also come from other sources in the future. As a result, we may not continue to remain competitive in the PBM marketplace, and competition could have an adverse effect on our business and financial results
We may fail to realize the anticipated synergies, cost savings and other benefits expected from our acquisition of Chronimed.
      In March 2005, we acquired Chronimed for $105.3 million in stock and are in the process of integrating this business into our operations. While we have completed a number of aspects of our integration, there are risks associated with completing the remainder of that process.
      Any delays encountered in the integration of Chronimed could have a material adverse effect upon our revenues, level of expenses, operating results and financial condition. Although we expect significant benefits to result from the acquisition, such as increased cost savings and incremental sales opportunities, there can be no assurance that we will realize the full value of these anticipated benefits.
      We may continue to incur substantial expenses in connection with the integration of Chronimed. There are a large number of systems that we continue to integrate, including information technology, purchasing, finance, and sales. In addition, we have hired additional labor to improve our accounts receivable collections. While we have assumed that a certain amount of expenses would be incurred, we expended amounts greater than expected during the integration planning process. Additional factors beyond our control could further affect the total amount or the timing of all of the expected integration expenses. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost and revenue synergies related to the integration of the businesses.
Client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could pressure margins.
      As our clients face the continued rapid growth in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive environment, and we may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.
      Our contracts with clients generally do not have terms longer than three years and, in some cases, are terminable by the client on relatively short notice. Our clients generally seek bids from other PBM or specialty providers in advance of the expiration of their contracts. If several of these clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its contract with us could be reduced.
      More than 58,000 retail pharmacies, which represent more than 98% of all United States retail pharmacies, participate in our pharmacy network. However, the top ten retail pharmacy chains represent approximately 48% of the total number of stores in our network, and an even higher concentration in certain areas of the United States, and over 60% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
      We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service and community pharmacies. A list of the more significant proceedings pending against us is included under Part I, Item 3, “Legal Proceedings.” While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies. We cannot predict with certainty what the result of any such inquiry might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Certain of the costs are covered by our insurance, but certain other costs are not insured. Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.
We may be subject to liability claims for damages and other expenses that are not covered by insurance.
      A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. Various aspects of our business may subject us to litigation and liability for damages, including the performance of PBM Services and the operation of our pharmacies. A successful professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Our business, financial condition and results of operations could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.
Existing and new government legislative and regulatory action could adversely affect our business and financial results.
      As a participant in the pharmaceutical healthcare services industry, our operations are subject to complex and evolving federal and state laws and regulations and enforcement by federal and state governmental agencies. These laws and regulations are described in detail at Part I, Item 1, “Business — Government Regulation.” While we believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, if we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including our ability to participate in federal and state healthcare programs. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.
Loss of relationships with one or more pharmaceutical manufacturers and changes in payments made by pharmaceutical manufacturers could adversely affect our business and financial results.
      We have contractual relationships with pharmaceutical manufacturers that pay discounts on drugs dispensed from our mail service and community pharmacies, rebates based on sales of drugs from our mail order pharmacy and pharmacies in our network of retail pharmacies and service fees for other programs and services that we provide. Our business and financial results could be adversely affected if: (i) we were to lose relationships with one or more key pharmaceutical manufacturers; (ii) rebates or other discounts decline due to changes in utilization of specified pharmaceutical products by health plan sponsors and other clients; (iii) legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or (iv) pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.
Failure to develop new products, services and delivery channels may adversely affect our business.
      We operate in a highly competitive environment. We develop new products and services from time to time to assist our clients in managing the pharmacy benefit. If we are unsuccessful in developing innovative products and services, our ability to attract new clients and retain existing clients may suffer.
      Technology is also an important component of our business, as we continue to utilize new and better channels, such as the Internet, to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.

The success of our business depends on maintaining a well-secured business and technology infrastructure.
      We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data. Our business and operations may be harmed if we do not maintain our business processes and information systems, and the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operating results. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.
      The use of personal health information in our business is regulated at federal, state and local levels. These laws and rules change frequently and developments often require adjustments or modifications to our technology infrastructure. Noncompliance with these regulations could harm our business, financial condition and results of operations.
Efforts to reduce health care costs and alter health care financing practices could adversely affect our business.
      During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Certain proposals have been made at the federal and state government levels in an effort to control healthcare costs, including lowering reimbursement and/or proposing to lower reimbursement under Medicaid and Medicare programs. These proposals include “single payer” government funded health care and price controls on prescription drugs. If these or similar efforts are successful our business and operations could be materially adversely affected. In addition, changing political, economic and regulatory influences may affect health care financing and reimbursement practices. If the current health care financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. health care system. These proposals may increase government involvement in health care and regulation of PBM services, or otherwise change the way our clients do business. Health plan sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the health care system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.
Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.
      We process significant volumes of pharmacy claims for brand-name and generic drugs from our mail service and community pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our executive offices are located in Elmsford, New York, and our business offices are located in Eden Prairie, Minnesota. Our mail operations are located in Columbus, Ohio and San Francisco, California. Our pharmacies are located in major metropolitan locations across the United States. We currently lease all of our properties from third parties under various lease terms expiring over periods extending to 2012. Property locations are as follows:

Corporate Offices

Community and Infusion Pharmacies

Elmsford, NY Eden Prairie, MN Mail Operations Columbus, OH San Francisco, CA	California
  Burbank (Infusion)
  Palm Springs
  San Diego
  San Francisco
  Sherman Oaks
  West Hollywood
District of Columbia
  Washington D. C.
Florida
  Ft. Lauderdale
  Miami Beach
  Orlando
  St. Petersburg
  Tampa
  West Palm Beach
Georgia
  Atlanta
Indiana
  Indianapolis(2)
Illinois
  Chicago
Massachusetts
  Boston
Minnesota
Minneapolis	Missouri
  Kansas City
  St. Louis
Nevada
  Las Vegas
New Jersey
  Livingston (Infusion)
New York
  Bronx
  Long Island
  Manhattan
Ohio
  Columbus
Pennsylvania
  Philadelphia
Tennessee
  Memphis
Texas
  Dallas(2)
  Houston
Washington
  Seattle
Wisconsin
Milwaukee

Item 3.	Legal Proceedings
      Robert Unger, a shareholder of Chronimed, Inc., filed a purported class action lawsuit in the state court of Minnesota, Hennepin County, on August 16, 2004, naming Chronimed, Inc, and certain of its officers and directors as defendants. He amended his complaint on December 10, 2004, to add an additional plaintiff and BioScrip, Inc, (under the name MIM Corporation) as an additional defendant. The amended complaint asserts claims against the Chronimed officer and director defendants, who are represented by other law firms, for alleged breach of their fiduciary duties in connection with the merger agreement by which we acquired Chronimed in March 2005 and alleges that we aided those alleged breaches. The amended complaint seeks rescission of the merger and other relief. The amended complaint was never served on us, and we have not responded to the pleading, appeared in the lawsuit, or been involved in any proceedings in the case. The court dismissed the amended complaint as against the Chronimed officer and director defendants and denied the plaintiffs’ motion to reinstate it.
      On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. On April 8, an amended complaint was filed against one of our subsidiaries, ScripSolutions. The plaintiff alleges breach of contract and related claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, was obligated to update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed. ScripSolutions also moved in May 2005 to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island which the plaintiff opposed. On October 6, 2005, the District Court granted Plaintiff’s motion to remand the case to the state court and did not decide ScripSolutions’ motion to dismiss or transfer. The district court did not rule on our motion to dismiss or transfer the action and remanded the action to the Alabama State court. ScripSolutions appealed that decision to the Eleventh Circuit Court of Appeals. The U.S. Court of Appeals for the Eleventh Circuit has declined to review the district court’s remand discussion and denied our motion for rehearing of the decision. Our time to seek further appellate review has not yet expired. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
      The U.S. Attorney’s Office in Boston and the Department of Justice have informed us that our subsidiary, BioScrip Pharmacy, is a defendant in a Qui Tam lawsuit under the federal False Claims Act filed by a whistleblower against Serono, Inc., and several other defendants. The government has settled the Qui Tam claims in the lawsuit with Serono, Inc., and has not yet made a decision to intervene in the suit against remaining defendants. No complaint has been served on us and we have had only limited opportunity to review it as it is filed under seal in the United States District Court for the District of Massachusetts. The government however has invited us to explore settlement. For purposes of settlement discussions, the government’s estimate of damages is close to $10.0 million, which allegedly resulted from claims for government reimbursement made by StatScript during 1997 through 2000 for the sale of Serono’s drug Serostim. The government alleges that these claims are tainted by data sharing and preferred provider agreements between Serono and BioScrip Pharmacy. According to a government attorney, as part of its settlement, Serono agreed to pay 50% of damages allegedly resulting from its relationships with pharmacies, which should include 50% of the amount attributed to the StatScript sales. American Prescription Providers (APP) also is reported to be a defendant in the same lawsuit. Our Chronimed, Inc. subsidiary purchased several pharmacies from APP in February 2001, after the time period at issue in the Qui Tam case. Currently, the government is separately discussing directly with APP settlement of the alleged APP damages of approximately $7.5 million. It is not known at this time whether APP or the government will take the position that we are liable for the alleged APP damages.
      The Eufaula litigation and Serono investigation are in the early stages of their proceedings and, as such, we are currently unable to assess the probable outcomes of these proceedings or their respective financial impact. If either or both of these matters were resolved adversely to us, either could have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year reported on in this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the National Market System of The Nasdaq Stock Market, Inc. under the symbol “BIOS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2004
First Quarter	$8.15	$6.81
Second Quarter	$9.80	$7.10
Third Quarter	$9.14	$5.66
Fourth Quarter	$6.95	$5.25

2005
First Quarter	$7.01	$5.75
Second Quarter	$6.57	$5.13
Third Quarter	$7.03	$5.88
Fourth Quarter	$9.07	$5.93
      As of March 24, 2006, there were 243 stockholders of record in addition to approximately 8,300 stockholders whose shares were held in nominee name. On March 24, 2006 the closing sale price of our Common Stock on Nasdaq was $7.04.
      We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
      During the twelve months ended December 31, 2005, we did not sell any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).
* * * * * * * *

Item 6.	Selected Consolidated Financial Data
      The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. See Note 4 of Notes to Consolidated Financial Statements.

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data
Cash and cash equivalents	$1,521	$2,957	$9,428	$5,751	$12,487
Working capital	67,438	13,967	20,283	5,101	9,307
Total assets	288,637	185,778	171,191	182,231	139,819
Capital lease obligations, net of current portion	—	—	35	430	1,031
Stockholders’ equity	195,765	115,683	107,202	94,208	60,296

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data
Revenue(1)	$1,073,235	$630,516	$588,770	$576,596	$456,646
Merger related expenses(2)	4,575	—	—	—	—
TennCare® reserve(3)	—	—	—	(851)	(2,476)
Goodwill and intangible impairment(4)	25,165	—	—	—	—
Net (loss) income(5,6,7,8)	(23,847)	7,033	9,130	18,685	14,202
Net (loss) income per basic share	(0.70)	0.32	0.41	0.83	0.67
Net (loss) income per diluted share(9)	(0.70)	0.31	0.40	0.79	0.64
Weighted average shares outstanding used in computing basic (loss) income per share	34,129	22,245	22,164	22,616	21,273
Weighted average shares outstanding used in computing diluted (loss) income per share	34,129	22,702	22,640	23,563	22,289

(1)	Revenue includes: TennCare® PBM Services revenue of $67.8 million, $140.2 million and $141.9 million for the years 2003, 2002 and 2001, respectively; Synagis® revenue of $13.7 million, $14.6 million and $3.7 million for the years 2003, 2002 and 2001, respectively; and Value Options revenue of $19.7 million and $20.8 million for the years 2004 and 2003, respectively. Revenue from TennCare and Synagis ended in 2003. Revenue from Value Options ended in 2004.

(2)	Reflects merger, integration and re-branding expenses related to the Company’s acquisition of Chronimed on March 12, 2005.

(3)	In 1999, we recorded $6.0 million of TennCare® reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership (“THP”), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. (“Xantus”). During 2001, we recorded a reserve adjustment credit of $1.0 million to reflect a favorable settlement with THP relative to the amount initially reserved in 1999. In the third quarter of 2001 and the first quarter of 2002, we recorded TennCare® reserve adjustment credits of $1.5 million and $0.9 million, respectively, as a result of the collection of the receivables reserved in 1999 from Xantus.

(4)	Includes a $4.0 million charge, net of tax, related to write-off of trade names due to our rebranding strategy in the Specialty Services segment, and an $18.2 million charge, net of tax, related to goodwill impairment in the PBM Services segment.

(5)	Net income in 2003 includes a $0.6 million charge, net of tax, related to a settlement with our founder, E. David Corvese, and a restructuring charge of $0.9 million, net of tax.

(6)	Net income in 2004 includes a $0.5 million charge, net of tax, related to a global settlement with Value Options of Texas, Inc.

(7)	Net loss in 2005 includes a $4.3 million charge, net of tax, in the fourth quarter to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the merger integration period.

(8)	Effective tax rate (see Management’s Discussion and Analysis for explanation of the change in the effective tax rate).

2005	2004	2003	2002	2001

19.4%	38.8%	40.0%	20.0%	6.2%

(9)	The 2005 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
* * * * * * * * *

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of BioScrip as a whole. This discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and the information discussed in Part I, Item 1A — Risk Factors.
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995
      This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties; that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various risks, uncertainties and other factors. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
      These factors include, among other things, risks associated with risk-based or “capitated” contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, changes in reimbursement rates from government and private payors, the existence of complex laws and regulations relating to our business, increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This report contains information regarding important factors that could cause such differences.
Business Overview
      We are a specialty pharmacy services provider that distributes prescription drugs, coordinates customer benefits and provides specialized therapy management services for people with certain health conditions, particularly those treated with biotech injectable medications, as well as those afflicted with potentially life threatening or debilitating diseases or genetic disorders and requiring specialty medications. We work with patients, physicians and pharmaceutical manufacturers. We also work directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors, as well as through third-party administrators. We work with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
      On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction. The companies had a shared vision of balanced health care cost containment with better patient outcomes and localized distribution, providing high-touch care to the chronically ill and the acquisition resulted in an organization that is able to offer broader disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a pharmacy benefit management (“PBM”) platform.
      Our services are organized under two operating segments: (i) specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”) which are provided through our community pharmacy, infusion services, and specialty mail pharmacy businesses; and (ii) pharmacy benefit management and traditional mail services (collectively, “PBM Services”).
      Our Specialty Services are provided primarily to patients who either have chronic health conditions or are afflicted with potentially life threatening or debilitating diseases or genetic disorders and require specialty medications. These specialty services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Services are also offered to physicians, in a variety of practice and/or hospital settings, on behalf of their patients. Many of these physicians have network affiliations with Plan Sponsors, who in turn have a relationship with us.
      Historically, our PBM Services were offered to Plan Sponsors and were designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our dedicated traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth. Consequently, the PBM Services’ managed care business has decreased as a percentage of total revenue.
      As part of our business we develop and maintain existing relationships with pharmaceutical manufacturers through a dedicated Pharmaceutical Relations department. These efforts have been concentrated on the creation and execution of new drug distribution and service contracts in our core specialty therapeutic areas, including providing those medications used for the treatment of Cancer, Multiple Sclerosis, HIV, Immune Deficiency and other patients living with chronic illnesses and life threatening diseases. The specialty management services that we provide through our national mail pharmacy, community pharmacies and infusion businesses are attractive to the pharmaceutical manufacturer community, demonstrated by recent successes in being selected for participation in national specialty distribution networks for newly approved, high-cost medications. These new contracts provide new sales and revenue opportunities which we began to realize in 2005 and expect to continue in 2006 and beyond.
      We also distribute and administer high cost specialty infusion therapies to patients principally requiring immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike the other specialty programs, infusion patients have their therapies administered intravenously by IV certified nurses.
      We plan to grow our infusion business through a variety of means. We believe that there are acquisition opportunities that will expand our geographic reach, permitting us to service a greater number of patients and Plan Sponsors under contract. We also plan to broaden our product offering in our current geographic service area by adding new therapies to our current focus on immunological blood products, including our most recent focus on patients with hemophilia. We will also work with physicians who utilize our services to support their in-office infusion activities.
Critical Accounting Estimates
      Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting estimates and judgments made in the preparation of our consolidated financial statements.
      The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements, and in many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. See our audited consolidated financial statements and notes thereto which appear in Item 8 — Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.

Revenue Recognition
      We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is generally derived under fee-for-service agreements; however, an immaterial amount of revenue is derived from capitated agreements. Prescription drug revenue is offset by the rebates shared with Plan Sponsors.
      Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in our retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by us. Fee-for-service agreements accounted for more than 95% of our revenue for each of the years ended December 31, 2005, 2004 and 2003.
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
      Co-Payments; Co-Insurance. When prescriptions are filled by our own pharmacies (that is, where we are acting as a participating pharmacy in another PBM’s or payor’s pharmacy network), we collect and retain co-payments or co-insurance from Plan Sponsors’ members and record these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. Conversely, when prescriptions are filled through pharmacies participating in our retail pharmacy networks, we are not entitled to retain co-payments or co-insurance and accordingly do not recognize revenue with respect to or account for retail pharmacy co-payments or co-insurance in our financial statements. In our capacity as a PBM, pharmacy network co-payments and co-insurance are never billed or collected by us and we have no legal right or obligation to receive them as they are collected by our network pharmacies.

Allowance for Doubtful Accounts
      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, national mail). We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We periodically review the estimation process and make changes to the estimates as necessary. In the fourth quarter of 2005 we recorded a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period.

Allowance for Contractual Discounts
      We are reimbursed for the medications and services we sell by Plan Sponsors. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Rebates
      Manufacturers’ rebates are primarily part of our PBM Services segment and are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on our latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with our managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.

Payables to Plan Sponsors
      Payables to Plan Sponsors represent the sharing of pharmaceutical rebates with the Plan Sponsors as part of our PBM Services segment. We estimate the portion of those pharmacy rebates that are shared with Plan Sponsors and adjust pharmacy rebates payable to Plan Sponsors when the amounts are paid, typically on a quarterly basis in arrears, or as significant events occur. These estimates are recorded based on actual and estimated claims data and agreed upon contractual rebate sharing rates. We adjust these estimates on a periodic basis based on changing circumstances such as contract modifications, product mix subject to rebates, and changes in the applicable formulary.

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
      In addition, we have established, and periodically review and reevaluate, an estimated income tax reserve. This income tax reserve is for exposures related to various Federal and state tax matters. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While we believe that we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstance, it is possible that additional exposures exist and that the exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause us to either materially increase or reduce the carrying amount of our income tax reserve.

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

Goodwill
      Effective on January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment, generally in the fourth quarter.
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
      We have two reporting units: (i) Specialty Services and (ii) PBM Services. The fair value of the Specialty Services segment exceeded its carrying amount resulting in no impairment charges in fiscal year 2005. The fair value of the PBM Services segment was less than its carrying amount, resulting in an $18.6 million goodwill impairment charge in the fourth quarter of 2005.

Impairment of Long Lived Assets
      We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. During 2005, we implemented a rebranding of all our business lines to a single brand — “BioScrip.” As a result of that strategy the value of the trade names associated with our Natural Living, Inc. and Vitality Home Infusion Services, Inc. subsidiaries has been eliminated, and these assets have been removed from the balance sheet. This resulted in a $5.8 million charge in the second quarter of 2005.
      In the fourth quarter of 2005 we evaluated goodwill for impairment and recorded a charge as described above. As part of goodwill impairment testing, we further determined that certain intangible assets associated with customer lists were no longer recoverable from future cash flows. This resulted in a $0.8 million intangible impairment charge in fourth quarter 2005.

Accounting for Stock-Based Compensation
      We account for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and as such, generally recognize no compensation expense for employee stock options.
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as a current period expense in the income statement based on their fair values. Pro forma disclosure is no longer an alternative and SFAS No. 123(R) must be adopted no later than January 1, 2006.
      We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006. The impact of adoption of SFAS No. 123(R) is difficult to predict because it will depend on levels of share-based payments granted from and after January 1, 2006. As of the date of this Annual Report on Form 10-K, the impact of SFAS No. 123(R) in 2006 would be a reduction of approximately $1.2 million in net income and $0.03 earnings per share for known grants through the date of this report. We expect additional grants to be made during the remainder of 2006, the impact of which is not estimable at this time. Had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 of Notes to Consolidated Financial Statements.
Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported consolidated financial position, results of operations or cash flows.
Results of Operations
      The following unaudited condensed consolidated pro forma financial information for the years ended December 31, 2005, 2004 and 2003 has been prepared as if the Chronimed acquisition had been consummated at the beginning of each respective period, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares has also been adjusted assuming we exchanged each outstanding share of Chronimed common stock for 1.12 shares of our common stock. We believe this information to be helpful in gaining an understanding of future financial and operating results and trends. In the following Management’s Discussion and Analysis we provide discussion of both the reported results as set forth in the Financial Statements and the pro forma results as presented in the tables below.

Pro Forma Consolidated Results
(In thousands, except per share and percentage data)
(Unaudited)

	Year Ended December 31, 2005

	BioScrip As	Chronimed	Pro Forma	Pro Forma
	Reported	Pre-Merger	Adjustments	Combined

Revenue
Specialty Services	$688,512	$114,079	$—	$802,591
PBM Services	384,723	—	—	384,723

Total revenue	1,073,235	114,079		1,187,314
Cost of revenue	956,968	101,155	—	1,058,123

Gross profit	116,267	12,924	—	129,191
% of Revenue	10.8%	11.3%		10.9%
Operating expenses
Selling, general and administrative expenses	96,521	10,498	—	107,019
Bad debt expense	12,814	840		13,654
Amortization of intangibles	6,395	—	958 (1)	7,353
Merger related expenses	4,575	2,037	—	6,612
Goodwill and intangible impairment	25,165	—	—	25,165

Total operating expenses	145,470	13,375	958	159,803
% of Revenue	13.6%	11.7%		13.5%
Loss from operations	(29,203)	(451)	(958)	(30,612)
Interest (expense) income, net	(392)	84	—	(308)

Loss before income taxes	(29,595)	(367)	(958)	(30,920)
Income tax benefit	(5,748)	(143)	(114)	(6,005)

Net loss	$(23,847)	$(224)	$(844)	$(24,915)

Basic weighted average shares	34,129			34,129
Diluted weighted average shares	34,129			34,129
Basic net (loss) per share	$(0.70)			$(0.73)
Diluted net (loss) per share	$(0.70)			$(0.73)

(1)	Reflects estimated amortization expense as if Chronimed was acquired at the beginning of the year

Pro Forma Consolidated Results
(In thousands, except per share and percentage data)
(Unaudited)

	Year Ended December 31, 2004

	MIM Corp.	Chronimed	Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined

Revenue
Specialty Services	$251,487	$589,034	$—	$840,521
PBM Services	379,029	—	—	379,029

Total revenue	630,516	589,034	—	1,219,550
Cost of revenue	562,360	525,511	—	1,087,871

Gross profit	68,156	63,523	—	131,679
% of Revenue	10.8%	10.8%		10.8%
Operating expenses
Selling, general and administrative expenses	50,935	50,767	—	101,702
Bad debt expense	1,908	4,163		6,071
Amortization of intangibles	3,019	—	4,960 (1)	7,979

Total operating expenses	55,862	54,930	4,960	115,752
% of Revenue	8.9%	9.3%		9.5%
Income (loss) from operations	12,294	8,593	(4,960)	15,927
Interest (expense) income, net	(808)	280	—	(528)
Other income	—	326	—	326

Income (loss) before income taxes	11,486	9,199	(4,960)	15,725
Income tax expense (benefit)	4,453	3,530	(1,882)	6,101

Net income (loss)	$7,033	$5,669	$(3,078)	$9,624

Basic weighted average shares	22,245			36,609
Diluted weighted average shares	22,702			37,204
Basic net income per share	$0.32			$0.26
Diluted net income per share	$0.31			$0.26

(1)	Reflects estimated amortization expense as if Chronimed was acquired at the beginning of the year

Pro Forma Consolidated Results
(In thousands, except per share and percentage data)
(Unaudited)

	Year Ended December 31, 2003

	MIM Corp.	Chronimed	Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined

Revenue
Specialty Services	$193,243	$487,147	$—	$680,390
PBM Services	395,527	—	—	395,527

Total revenue	588,770	487,147	—	1,075,917
Cost of revenue	520,249	428,889	—	949,138

Gross profit	68,521	58,258	—	126,779
% of Revenue	11.6%	12.0%		11.8%
Operating expenses
Selling, general and administrative expenses	48,920	46,167	—	95,088
Bad debt expense	1,713	3,595		5,307
Amortization of intangibles	1,863	—	4,960 (1)	6,823

Total operating expenses	52,496	49,762	4,960	107,218
% of Revenue	8.9%	10.2%		10.0%
Income (loss) from operations	16,025	8,496	(4,960)	19,561
Interest (expense) income, net	(808)	263	—	(545)
Other income	—	75	—	75

Income (loss) before income taxes	15,217	8,834	(4,960)	19,091
Income tax expense (benefit)	6,087	2,747	(1,198)	7,636

Net income (loss)	$9,130	$6,087	$(3,762)	$11,455

Basic weighted average shares	22,164			36,528
Diluted weighted average shares	22,640			37,142
Basic net income per share	$0.41			$0.31
Diluted net income per share	$0.40			$0.31

(1)	Reflects estimated amortization expense as if Chronimed was acquired at the beginning of the year

CONSOLIDATED RESULTS

Year ended December 31, 2005 vs. December 31, 2004
      Revenue. Total reported revenue for the year ended December 31, 2005 increased $442.7 million, or 70.2%, to $1,073.2 million from $630.5 million for the same period in 2004. This increase was concentrated in the Specialty Services segment and is primarily attributable to the acquisition of Chronimed (discussed in Note 4 of the Notes to Consolidated Financial Statements), the results of which are included in our Consolidated Statements of Operations starting March 12, 2005.
      On a pro forma combined basis, revenue for the year ended December 31, 2005 was $1,187.3 million compared to $1,219.6 million for the same period in 2004, a $32.3 million, or 2.6%, decrease. The discussion below explains the primary reasons for these revenue changes in each of our segments, Specialty Services and PBM Services.
      On a pro forma basis, Specialty Services revenue for the year ended December 31, 2005 was $802.6 million compared to $840.5 million for the same period a year ago, a $37.9 million, or 4.5% decrease. This decrease was due primarily to the loss of Chronimed’s specialty pharmacy distribution contract with Aetna that ended February 28, 2005, partially offset by growth in our community pharmacies. Revenue from Aetna was approximately $34.1 million for the year ended December 31, 2005 compared to $127.7 million for the previous year. Excluding the lost business from Aetna, Specialty Services grew 7.8%.
      On a pro forma basis, PBM Services revenue for the year ended December 31, 2005 was $384.7 million compared to $379.0 million for the same period in 2004, a $5.7 million, or 1.5% increase. New members from existing contracts, as well as additional contracts, offset the termination of certain PBM clients, the most significant being Value Options, which terminated its contract with us effective November 30, 2004. Revenue from Value Options and certain other terminated PBM clients was $58.9 million in 2004. On December 21, 2005, we were notified by a material PBM Services’ customer, Centene Corporation, that it had acquired its own PBM business and would be transitioning its PBM business with us to its own PBM throughout 2006. PBM Services revenue in 2006 is expected to decrease approximately $150 million as Centene transitions this business throughout the year and as a result of other contract termination notices received at the end of 2005.
      Cost of Revenue and Gross Profit. Reported cost of revenue for the year ended December 31, 2005 was $957.0 million compared to $562.4 million for the same period in 2004. The total gross profit rate as a percentage of revenue was 10.8% for both 2005 and 2004. The Specialty Services segment gross profit rate decreased with the addition of the acquired Chronimed specialty business, which was at a lower gross profit rate. The PBM Services segment gross profit rate, which is lower than Specialty Services, increased in 2005 from 2004 due to improved generic utilization and favorable rate impact created from the loss of lower margin business in 2005.
      Pro forma combined cost of revenue decreased $29.8 million, or 2.7%, to $1,058.1 million for the year ended December 31, 2005 from $1,087.9 million for the year ended December 31, 2004. The pro forma gross profit rate as a percentage of revenue increased to 10.9% for the year ended December 31, 2005 compared to 10.8% for the same period in 2004. The PBM services gross profit rate increase in 2005 discussed above was partially offset by a lower Specialty Services gross profit rate primarily due to higher infusion product costs and overall lower Specialty Services payor reimbursement rates.
      We continue to experience downward reimbursement pressure in both our Specialty Services and PBM Services segments as healthcare costs receive increasing scrutiny at local and national levels. In addition, the healthcare services industry continues to consolidate, creating larger and more aggressive competitors. In particular, we are beginning to see some of our competitors attempt to lock us out of certain specialty pharmacy contracts where we have been a provider in the past, which could cause a reduction in our revenue.
      Selling, General and Administrative Expenses. For the year ended December 31, 2005, Selling, General and Administrative expenses (“SG&A”) increased to $96.5 million, or 9.0% of total revenue, from $50.9 million, or 8.1% of total revenue, for the same period a year ago. This increase in SG&A is primarily the result of the addition of Chronimed’s expenses starting March 12, 2005. The pro forma SG&A discussion below provides a more meaningful detail on year-over-year expense increases.
      Pro forma SG&A for the year ended December 31, 2005 was $107.0 million, or 9.0% of total revenue, compared to $101.7 million, or 8.3% of total revenue, for the year ended December 31, 2004. The increase in SG&A primarily is due to increased sales and marketing costs to support BioScrip’s expanded sales force and community focused business strategy, and increased costs for compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The higher level of SG&A spending does not fully reflect merger related cost savings to be realized in 2006 by the elimination of duplicate functions, locations and other costs associated with the integration in the second half of 2005.
      Bad Debt Expense. For the year ended December 31, 2005 we recorded bad debt expense of $12.8 million, an increase of $10.9 million compared to $1.9 million in 2004. The increase is the result of increased accounts receivable due to the merger and a $7.1 million fourth quarter charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period. We have added resources and are enhancing collection processes to improve 2006 financial performance. While we believe our efforts will improve collections performance, there can be no assurance that it will improve in 2006 and our results could be adversely impacted. See Item 1A. “Risk Factors” for additional information regarding billing and collecting risks.
      Pro forma bad debt expense for the year ended December 31, 2005 was $13.7 million compared to $6.1 million in 2004, an increase of $7.6 million. The increase is due to the fourth quarter charge of $7.1 million to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period.
      Amortization of Intangibles. For the year ended December 31, 2005 we recorded amortization expense from intangibles of $6.4 million compared to amortization expense from intangibles of $3.0 million in 2004. The increase in 2005 was the result of increased amortization expense associated with the Chronimed acquisition and its related amortizable intangible assets, which was partially offset by the second quarter write-off of the trade name assets associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. due to the rebranding strategy previously disclosed.
      Pro forma amortization expense for the year ended December 31, 2005 was $7.4 million compared to $8.0 million in 2004, a decrease of $0.6 million. This decrease is due primarily to the write-off of trade name assets discussed above.
      Merger Related Expenses. The year ended December 31, 2005 includes merger related expenses of $4.6 million. There were no merger related expenses in 2004. The merger related expenses include expenses incurred to consolidate the acquisition of Chronimed during 2005, including expenses incurred to consolidate to one brand, BioScrip, in the marketplace.
      Pro forma merger related expenses were $6.6 million and $0 for the years ended December 31, 2005 and 2004, respectively, and reflect $2.0 million of merger related expenses incurred by Chronimed from January 1, 2005 to March 12, 2005, the date of the Chronimed acquisition, in addition to those discussed above.
      Goodwill and Intangible Impairment. The year ended December 31, 2005 includes the write off of $5.8 million for the trade name intangible assets associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. The re-branding of all of our business lines to a single brand, BioScrip, prompted the write off of the existing trade name intangible assets. Also included in 2005 are goodwill and intangible impairment charges of $19.4 million, principally associated with the PBM Services segment. The PBM Services impairment is the result of the loss of the Centene contract and other related PBM Services contracts, and its negative impact on the long term financial outlook for the PBM Services business.
      Net Interest Expense. Net interest expense was $0.4 million for the year ended December 31, 2005 compared to $0.8 million for the year ended December 31, 2004. Interest expense associated with our line of credit was lower in 2005 as our average borrowing levels were lower. Interest expense was further offset by interest income received on overnight investments of excess cash and the receipt of interest on a past due receivable.
      Pro forma net interest expense was $0.3 million for the year ended December 31, 2005 compared to $0.5 million for the year ended December 31, 2004.
      Benefit from and Provision for Income Taxes. The reported benefit from income taxes was $5.7 million for 2005 compared to a reported provision for income taxes of $4.5 million for 2004. The effective tax rate was 19.4% in 2005 compared to 38.8% in 2004. The 2005 tax rate was impacted by permanent differences created by specific write-offs of intangibles of $17.4 million, which had no tax basis, and other non-deductible items. At December 31, 2005, we had Federal net operating loss carryforwards (“NOLs”) of $14.0 million which begin expiring in 2017.
      Net Income and Earnings Per Share. We reported a net loss of $23.8 million, or $0.70 per diluted share, for the year ended December 31, 2005, compared to net income of $7.0 million, or $0.31 per diluted share, for the same period a year ago. The decline primarily is due to goodwill and intangible impairment charges and increased bad debt expense, as well as increased SG&A expenses, amortization expense and merger expenses related to the Chronimed acquisition. The number of average diluted shares at December 31, 2005 was 34,128,650 compared to 22,701,862 at December 31, 2004, due to the acquisition and the related issuance of stock.
      Pro forma net loss for the year ended December 31, 2005 was $24.9 million, or $0.73 per diluted share, compared to pro forma net income of $9.6 million, or $0.26 per diluted share, for the year ended December 31, 2004. The decline primarily is due to goodwill and intangible impairment charges, as well as increased SG&A expenses, bad debt expense and merger expenses related to the Chronimed acquisition.

Year ended December 31, 2004 vs. December 31, 2003
      Revenue. Total reported revenue for the year ended December 31, 2004 increased $41.7 million, or 7.1%, to $630.5 million from $588.8 million for the same period in 2003. This increase was concentrated in the Specialty Services segment, up $58.2 million, due to the acquisition of Natural Living, Inc. in February 2004, which added $48.0 million in revenue, and was partially offset by $13.7 million in revenue decline from Synagis®. The PBM Services segment revenue was down $16.5 million caused by the loss of $67.8 million of TennCare® revenues, mostly offset by new contract growth and utilization increases.
      On a pro forma combined basis, revenue for the year ended December 31, 2004 was $1,219.6 million compared to $1,075.9 million for the same period in 2003, a $143.6 million, or 13.4%, increase. The increase was concentrated in Specialty Services, with volume growth in both mail and community operations, including the acquisition of Natural Living, Inc. noted above.
      Cost of Revenue and Gross Profit. Total reported cost of revenue increased 8.1% to $562.4 million from $520.2 million for the year ended December 31, 2003. This is commensurate with the increase in revenues experienced in 2004.
      Pro forma combined cost of revenue increased $138.7 million, or 14.6%, to $1,087.9 million for the year ended December 31, 2004 from $949.2 million for the year ended December 31, 2003. This is commensurate with the increase in revenues experienced in 2004.
      Total reported gross profit for the year ended December 31, 2004 was $68.2 million representing a gross profit percentage of 10.8%, compared to $68.5 million, or 11.6%, for the prior year. The reduction in the gross profit percentage reflects reimbursement pressures experienced in Specialty Services. Within Specialty Services we were adversely affected by pressures in our infusion business, both reimbursement pressure and cost of goods purchasing pressure.
      Pro forma gross profit as a percentage of revenue decreased to 10.8% for the year ended December 31, 2004 compared to 11.8% for the same period in 2003. The decline in gross profit percentage reflects reimbursement pressure experienced in Chronimed’s specialty pharmacy business from 2003 to 2004, as well as in the infusion business as noted above.

      Selling, General and Administrative Expenses. For the year ended December 31, 2004, SG&A expenses increased to $50.9 million from $48.9 million, while decreasing as a percent of revenue to 8.1% for the year ended December 31, 2004 compared to 8.3% for the year ended 2003. The spending increase is due to overall revenue volume growth.
      Pro forma SG&A for the year ended December 31, 2004 was $101.7 million, or 8.3% of total revenue, compared to $95.1 million, or 8.8% of total revenue, for the year ended December 31, 2003. The spending increase is due to overall revenue volume growth.
      Bad Debt Expense. For the year ended December 31, 2004 we recorded bad debt expense of $1.9 million, an increase of $0.2 million, or 11.4%, compared to $1.7 million in 2003. The increase is commensurate with the increase in accounts receivables.
      Pro forma bad debt expense for the year ended December 31, 2004 was $6.1 million compared to $5.3 million in 2003, an increase of $0.8 million, or 14.4%. The increase is commensurate with the increase in accounts receivables.
      Amortization of Intangibles. For the year ended December 31, 2004 we recorded amortization expense from intangibles of $3.0 million compared to amortization expense from intangibles of $1.9 million in 2003. The increase in 2004 was the result of increased amortization expense associated with the Natural Living, Inc. acquisition in February 2004.
      Pro forma amortization expense for the year ended December 31, 2004 was $8.0 million compared to $6.8 million for the year ended December 31, 2003. The increase in 2004 was the result of increased amortization expense associated with the Natural Living, Inc. acquisition in February 2004.
      Net Interest Expense. Net interest expense was $0.8 million for each of the years ended December 31, 2004 and 2003. The average daily borrowings were consistent for the years 2004 and 2003.
      Pro forma net interest expense was $0.5 million for each of the years ended December 31, 2004 and 2003.
      Benefit from and Provision for Income Taxes. The reported provision for income taxes was $4.5 million for 2004 and $6.1 million for 2003. The effective tax rate was 38.8% in 2004 compared to 40.0% in 2003. The 2004 tax rate was positively impacted by state tax planning effectuated in 2004. At December 31, 2004, we had remaining NOLs of $16.7 million which begin expiring in 2017.
      Net Income and Earnings Per Share. Net income for 2004 was $7.0 million, or $0.31 per diluted share, compared to net income of $9.1 million, or $0.40 per diluted share, for 2003. The decrease is principally the result of the factors enumerated above, including the TennCare and Synagis revenue losses. Pro forma net income for the year ended December 31, 2004 was $9.6 million, or $0.26 per diluted share, compared to pro forma net income of $11.5 million, or $0.31 per diluted share, for the year ended December 31, 2003.
Liquidity and Capital Resources
      We utilize both funds generated from operations and available credit under our Facility (as defined below) for acquisitions, capital expenditures and general working capital needs.
      For 2005, net cash used in operating activities totaled $6.4 million compared to $3.3 million provided by operating activities for 2004. The decrease in operating cash flows from 2004 to 2005 was the result of increases in accounts receivable balances of $21.5 million, inventory of $3.6 million and decreases in accrued expenses of $14.9 million, partially offset by the decreases in prepaid assets of $1.2 million and increases in accounts payable of $11.1 million and claims payable of $2.7 million.
      Net cash provided by investing activities in 2005 was $3.1 million compared to net cash used in investing activities of $17.1 million in 2004. The change was driven primarily by the 2004 acquisition of Natural Living, Inc.
      Net cash provided by financing activities in 2005 was $1.9 million compared to net cash provided by financing activities in 2004 of $7.3 million due to lower borrowings in 2005.

      At December 31, 2005, we had working capital of $67.5 million compared to $14.0 million at December 31, 2004. The increase in working capital primarily is attributable to the acquisitions of Chronimed and JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”) in 2005.
      At December 31, 2005 there were $7.4 million of outstanding bank borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $0.1 million increase from the same period in 2004. At December 31, 2005 the Facility provided for borrowings of up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%, with interest paid monthly. The Facility automatically renews for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term, currently November 1, 2006, of its intention not to renew the Facility. The Facility permits us to request an increase in the amount available for borrowing up to $100 million, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The Facility was increased from $45 million to $65 million in March 2006 to allow for acquisitions and general working capital needs. The borrowing base is based on receivables balances, among other things.
      The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We have received a waiver from HFG on a certain financial ratio (debt to earnings before interest, taxes, depreciation and amortization) that we were not in compliance with as of December 31, 2005, due to losses incurred in fourth quarter 2005 as a result of goodwill and intangible asset impairment and accounts receivable reserve charges. We were in compliance with all other covenants.
      Our daily borrowings during 2005 were $744.4 million, of which $744.3 million was repaid during 2005. At the end of any given month during 2005 the line of credit balance did not exceed $14 million.
      On October 7, 2005, we acquired Northland for $12.0 million in cash. Direct expenses associated with the acquisition were less than $0.1 million. The acquisition was paid for with proceeds from the Facility, as well as available cash on hand. As we continue to grow, we anticipate that our working capital needs will also continue to increase. Also, we intend to make substantial IT systems investments in 2006 to improve internal control and streamline our business processes. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.
      We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
      At December 31, 2005, we had Federal NOLs of approximately $14.0 million, which will begin expiring in 2017. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.
      We expect our 2006 annual effective tax rate to be approximately 39%. This rate differs from the Federal statutory rate of 34% primarily due to state taxes.
      On February 28, 2003 we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10 million of our common stock from time to time by various means. As of December 31, 2005, we used, in the aggregate, approximately $5.1 million of that authorization. No stock was repurchased during 2005 or 2004.

      The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In thousands)
Line of Credit	$7,427	$7,427	$—	$—	$—
Operating Leases	12,789	3,689	5,478	3,411	210

Total Contractual Cash Obligations	$20,216	$11,116	$5,478	$3,411	$210

Other Matters

Controls and Procedures
      As of the end of the period covered by this Annual Report, evaluations of disclosure controls and internal control over financial reporting were performed under the supervision and with the participation of management, including our Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”). Based upon these evaluations, management believes our controls were not effective as of December 31, 2005. See Part II, Item 9A. “Controls and Procedures” for a full discussion of the Evaluation of Disclosure Controls and Procedures, Management Report on Internal Control over Financial Reporting and our Management Remediation Plan.

Restructure
      The acquisition of Chronimed has resulted in the consolidation of certain finance and information technology (IT) functions. The Company’s two Rhode Island offices, which included the finance and IT functions, have been closed as a result of these consolidations. These functions were fully transitioned to the Company’s Minnesota offices as of December 31, 2005. Accordingly, there have been severance and closure costs associated with the consolidation.
      In connection with the consolidation of the finance and IT departments as described above, on March 4, 2005 the Company notified 67 employees that their employment with the Company would be involuntarily terminated. All of these terminations were the result of the purchase of Chronimed and were expensed in the Specialty Services segment. All employees were terminated by December 31, 2005. Severance costs of $2.3 million were recorded in SG&A expenses for employee separation costs in 2005, in connection with the termination of these employees. In September and December of 2005 the two Rhode Island offices were closed, resulting in $0.4 million of expense recorded in SG&A. We do not anticipate any further restructuring costs associated with the merger of Chronimed.

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

7A.	Quantitative and Qualitative Disclosures About Market Risk
      Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2005 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. A 10% increase in interest rates would not have a significant effect on our interest expense. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
      At December 31, 2005, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, debt and line of credit approximate fair value due to their short-term nature.
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
* * * * * * * *

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BioScrip, Inc.
      We have audited the accompanying consolidated balance sheets of BioScrip, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioScrip, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 27, 2006

BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(In thousands, except for share amounts)

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$1,521	$2,957
Receivables, less allowance for doubtful accounts of $8,900 and $3,240 at December 31, 2005 and 2004, respectively	118,762	65,439
Inventory	25,873	11,897
Prepaid expenses and other current assets	2,054	2,113
Deferred taxes	11,225	1,666

Total current assets	159,435	84,072
Property and equipment, net	9,232	4,300
Deferred taxes, net	—	2,830
Other assets and investments	939	427
Goodwill	104,268	74,874
Intangible assets, net	14,713	17,583
Deferred acquisition costs	—	1,702

Total assets	$288,587	$185,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$7,427	$7,303
Accounts payable	39,969	20,012
Claims payable	31,402	28,659
Payables to plan sponsors	1,695	2,217
Accrued expenses and other current liabilities	11,454	11,914

Total current liabilities	91,947	70,105
Deferred taxes, net	875	—

Total liabilities	92,822	70,105

Stockholders’ equity
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,094,252 issued and outstanding at December 31, 2005; 40,000,000 shares authorized, 22,306,658 shares issued and outstanding at December 31, 2004	4	2
Treasury stock, 2,198,076 shares at cost	(8,002)	(8,002)
Additional paid-in capital	234,958	131,031
Accumulated deficit	(31,195)	(7,348)

Total stockholders’ equity	195,765	115,683

Total liabilities and stockholders’ equity	$288,587	$185,788

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(In thousands, except per share amounts)

	2005	2004	2003

Revenue	$1,073,235	$630,516	$588,770
Cost of revenue	956,968	562,360	520,249

Gross profit	116,267	68,156	68,521
Selling, general and administrative expenses	96,521	50,935	48,920
Bad debt expense	12,814	1,908	1,713
Amortization of intangibles	6,395	3,019	1,863
Merger related expenses	4,575	—	—
Goodwill and intangible impairment	25,165	—	—

(Loss) income from operations	(29,203)	12,294	16,025
Interest expense, net	(392)	(808)	(808)

(Loss) income before provision for income taxes	(29,595)	11,486	15,217
Tax (benefit) provision	(5,748)	4,453	6,087

Net (loss) income	$(23,847)	$7,033	$9,130

Basic (loss) income per share	$(0.70)	$0.32	$0.41

Diluted (loss) income per share	$(0.70)	$0.31	$0.40

Weighted average shares used in computing basic (loss) income per share	34,129	22,245	22,164

Weighted average shares used in computing diluted (loss) income per share	34,129	22,702	22,640

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity

Balance December 31, 2002	$2	$(2,934)	$120,651	$(23,511)	$94,208
Exercise of stock options and other related activities	—	—	911	—	911
Tax benefit recorded from non-qualified option exercises			8,021		8,021
Purchase of treasury stock	—	(5,068)	—	—	(5,068)
Net income	—	—	—	9,130	9,130

Balance December 31, 2003	2	(8,002)	129,583	(14,381)	107,202
Exercise of stock options and other related activities	—	—	969	—	969
Tax benefit recorded from non-qualified option exercises			479		479
Net income	—	—	—	7,033	7,033

Balance December 31, 2004	2	(8,002)	131,031	(7,348)	115,683
Exercise of stock options and other related activities	—	—	1,892	—	1,892
Tax benefit recorded from option exercises	—	—	475	—	475
Shares issued in connection with Chronimed acquisition	2	—	101,560	—	101,562
Net loss	—	—	—	(23,847)	(23,847)

Balance December 31, 2005	$4	$(8,002)	$234,958	$(31,195)	$195,765

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(23,847)	$7,033	$9,130
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,520	2,005	3,102
Amortization	6,395	3,020	1,979
Goodwill and intangible impairment	25,165	—	—
Deferred income taxes	(6,032)	2,584	2,516
Tax benefit from exercise of stock options	476	479	8,021
Non cash stock compensation	116	93	289
Provision for losses on receivables	12,814	1,908	1,713
Loss on disposal of fixed assets	465	—	—
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(21,471)	(3,818)	12,938
Inventory	(3,556)	(2,559)	767
Prepaid expenses and other current assets	1,154	136	(56)
Accounts payable	11,073	(3,949)	(445)
Claims payable	2,743	1,300	(7,510)
Payables to plan sponsors and others	(522)	(9,011)	(12,694)
Accrued expenses and other current and non-current liabilities	(14,915)	4,073	(5,407)

Net cash (used in) provided by operating activities	(6,422)	3,294	14,343

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(5,129)	(1,058)	(961)
Acquisitions, net of cash acquired	6,918	(14,256)	—
(Increase) decrease in deferred acquisition costs and other assets	1,332	(1,764)	(20)

Net cash provided by (used in) investing activities	3,121	(17,078)	(981)

Cash flows from financing activities:
Borrowings/(repayments) on line of credit, net	124	7,303	(4,608)
Purchase of treasury stock	—	—	(5,068)
Proceeds from exercise of stock options	1,776	876	622
Principal payments on short term debt	—	(467)	—
Principal payments on capital lease obligations	(35)	(399)	(631)

Net cash provided by (used in) financing activities	1,865	7,313	(9,685)

Net (decrease) increase in cash and cash equivalents	(1,436)	(6,471)	3,677
Cash and cash equivalents-beginning of period	2,957	9,428	5,751

Cash and cash equivalents-end of period	$1,521	$2,957	$9,428

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$613	$727	$421

Cash paid during the period for income taxes	$1,620	$3,349	$1,836

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF BUSINESS

Corporate Organization
      BioScrip, Inc. (the “Company”) is a specialty pharmacy services provider that distributes prescription drugs, coordinates customer benefits and provides specialized therapy management services for people with certain health conditions, particularly those treated with biotech injectable medications, as well as those afflicted with potentially life threatening or debilitating diseases or genetic disorders and requiring specialty medications. The Company works with patients, physicians and pharmaceutical manufacturers. The Company also works directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors, as well as through third-party administrators. The Company works with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
      On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction. The acquisition resulted in an organization that is able to offer broader disease coverage, focused therapy management, expansive national retail and mail distribution capabilities and a pharmacy benefit management (“PBM”) platform. The Company believes that the acquisition of Chronimed resulted in an organization with increased scale, enhanced financial capacity and a diversified customer portfolio.

Business
      The Company derives revenues by providing Specialty Services to patients who are chronically ill, genetically impaired, or afflicted with potentially life threatening diseases that require injection and infusion therapies, as well as infusion therapies and home healthcare services to patients recently discharged from hospitals. The Company also derives revenues from agreements to provide PBM Services, which include prescription Mail Service, to the Members of Plan Sponsors in the United States.
      Through its BioScrip® specialty injectable and infusion therapy programs, the Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/ AIDS, Immune Deficiency, Cancer, Hemophilia, Multiple Sclerosis, Growth Hormone Deficiency, Gaucher’s Disease, Rheumatoid Arthritis, Infertility, Hepatitis C, Psoriasis, Crohn’s Disease and Transplants. The specialty drugs distributed through the BioScrip® programs are dispensed and serviced from the Company’s 36 mail, infusion and community specialty pharmacy locations across the United States.

Basis of Presentation
      The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
      Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On March 12, 2005 the Company acquired all the issued and outstanding capital stock of Chronimed Inc. On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy. Both acquisitions have been consolidated since the date of purchase. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents
      Cash and cash equivalents are carried at cost, which approximates fair market value, and include demand deposits, overnight investments and money market accounts, with original maturities of ninety days or less when purchased.

Receivables
      Receivables include amounts due from certain third party payors and patient co-payments for pharmacies owned by the Company, amounts due from plan sponsors under the Company’s PBM agreements, amounts due from pharmaceutical manufacturers for rebates, and service fees resulting from the distribution of certain drugs through retail pharmacies.

Allowance for Doubtful Accounts
      Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, national mail). The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The Company periodically reviews the estimation process and makes changes to the estimates as necessary. In the fourth quarter of 2005 the Company recorded a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable resulting from lower than expected collections during the Chronimed merger integration period.

Allowance for Contractual Discounts
      The Company is reimbursed for the medications and services it sells by Plan Sponsors. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. The Company estimates the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from estimates. Additionally, updated

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
regulations and contract negotiations occur frequently, necessitating the continual review and assessment of the estimation process.

Inventory
      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs for the Company’s traditional mail and specialty distribution operations. Included in inventory is a reserve for expired inventory.

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

Claims Payable
      Claims payable represent the dollar value of prescriptions processed or “adjudicated” in the Company’s PBM Services business that are to be reimbursed to participating network pharmacies as of the balance sheet date. The Company is responsible for all covered prescriptions provided to PBM plan members processed through its network pharmacies during the contract period. Claims are adjudicated through its on-line adjudication system. These claims become a liability to the Company at the point of adjudication, which is when it has agreed that the prescription claim is valid, correctly priced and due to the network pharmacy for a participating PBM plan member.

Payables to Plan Sponsors
      Payables to plan sponsors represent the sharing of manufacturer’s rebates with the plan sponsors and, on a limited basis, profit sharing plans with certain contracts, primarily in the PBM Services segment.
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

Rebates
      Manufacturers’ rebates are primarily part of the Company’s PBM Services segment and are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
some instances, rebate payments are shared with the Company’s managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.

Revenue Recognition
      The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in the Company’s retail pharmacy network or a pharmacy owned by the Company. Revenue is generally derived under fee-for-service agreements; however an immaterial number of capitated agreements exist. Prescription drug revenue is offset by the rebates shared with plan sponsors.
      Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as the Company’s mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in the Company’s retail pharmacy network, or (b) at the time the drug is dispensed to the patient, in the case of a prescription filled through a pharmacy owned by the Company. Fee-for-service agreements accounted for more than 95% of revenue for each of the years ended December 31, 2005, 2004 and 2003.
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

Cost of Revenue
      Cost of revenue includes pharmacy claims, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management, claims processing operations and mail order services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and total manufacturer rebates.

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

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. During 2005, the Company implemented a rebranding of all its business lines to a single brand — “BioScrip”. As a result of that strategy the value of the trade names associated with the Company’s Natural Living, Inc. and Vitality Home Infusion Services, Inc. subsidiaries has been written off. This resulted in a $5.8 million charge in the second quarter of 2005.
      In the fourth quarter of 2005, as part of the Company’s annual goodwill impairment testing, it determined that intangible assets associated with certain customer lists were no longer recoverable from future cash flows. This resulted in an $0.8 million intangible impairment charge in fourth quarter 2005.

Goodwill
      Effective on January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment, generally in the fourth quarter.
      The Company evaluates goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
      The Company has two reporting units — Specialty Services and PBM Services. The fair value of Specialty Services exceeded its carrying amount resulting in no impairment charges in fiscal year 2005. The fair value of PBM Services was less than its carrying amount, resulting in an $18.6 million goodwill impairment charge in the fourth quarter of 2005, primarily as a result of contract terminations, including the termination of the Company’s contract with Centene Corporation, the Company’s largest PBM Services customer.

Lease Accounting
      The Company accounts for leasing transactions by recording rent expense on a straight-line basis, starting on the date it gains possession of leased property, over the expected life of the lease. Lease terms are generally five years, with many containing options to extend for periods ranging from one to five years. The Company includes tenant improvement allowances received from landlords as adjustments reducing straight-line rent expense.

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

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company has established, and periodically reviews and reevaluates an estimated income tax reserve. This income tax reserve is for exposures related to various Federal and state tax matters. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While the Company believes that it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstance, it is possible that additional exposures exist and that the exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause the Company to either increase or reduce the carrying amount of its income tax reserve.

Disclosure of Fair Value of Financial Instruments
      The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and its line of credit. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and line of credit approximate fair value due to their fully liquid or short-term nature. The outstanding balance on the line of credit at December 31, 2005 was $7.4 million.

Accounting for Stock-Based Compensation
      The Company accounts for employee stock and stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and as such, generally recognizes no compensation cost for employee stock options.
      The Company’s compensation cost for stock option plans for employees and directors, had it been determined in accordance with the fair value method prescribed by SFAS No. 123, would have been as follows for the years ended December 31 (in thousands except per share data):

	For the Years Ended December 31,

	2005	2004	2003

Net (loss) income, as reported	$(23,847)	$7,033	$9,130
Add: Stock award-based employee compensation included in reported net income, net of related tax effect	27	19	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,023)	(3,626)	(3,289)

Pro forma net (loss) income	$(25,843)	$3,426	$5,890

Earnings per share:
Basic — as reported	$(0.70)	$0.32	$0.41
Basic — pro forma	$(0.76)	$0.15	$0.27
Diluted — as reported	$(0.70)	$0.31	$0.40
Diluted — pro forma	$(0.76)	$0.15	$0.26
      As compensation expense for options granted is recorded over the vesting period of options, future stock-based compensation expense may be greater as additional options are granted.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Volatility	69.5%	89.5%	98.4%
Risk-free interest rate	4.98%	3.25%	2.00%
Expected life of options	4.5 years	5 years	5 years
Fair value of options	$3.74	$5.30	$4.95
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(Loss) Income per Share
      Basic (loss) income per common share is based on the weighted average number of shares outstanding, diluted income per share is based on the weighted average number of shares outstanding, including common stock equivalents, and diluted (loss) per share is based on the weighted average number of shares outstanding because the impact of common stock equivalents would be anti-dilutive (in thousands except per share data).

	Years Ended December 31,

	2005	2004	2003

Numerator:
Net (loss) income	$(23,847)	$7,033	$9,130

Denominator — Basic:
Weighted average number of common shares outstanding	34,129	22,245	22,164

Basic (loss) income per common share	$(0.70)	$0.32	$0.41

Denominator — Diluted:
Weighted average number of common shares outstanding	34,129	22,245	22,164
Common share equivalents of outstanding stock options	—	457	476

Total shares outstanding	34,129	22,702	22,640

Diluted (loss) income per common share	$(0.70)	$0.31	$0.40

Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payments, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to estimating the fair value of options in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative and SFAS No. 123(R) must be adopted no later than January 1, 2006. Had the Company adopted SFAS No 123(R) in prior periods, the impact of that standard would have approximated the impact

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of SFAS No. 123 as described above. The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006. The impact of adoption of SFAS No. 123(R) is difficult to predict because it will depend on levels of shares-based payments granted from and after January 1, 2006. As of the date of this Annual Report on Form 10-K the impact of SFAS No. 123(R) in 2006 would be a reduction of approximately $1.2 million in net income and $0.03 earnings per share for grants through the date of this report. The Company expects additional grants to be made during the remainder of 2006, the impact of which is not estimable at this time.
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
      The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. See Note 4 of Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Segment Reporting Information
(In thousands)

	For the Years Ended December 31

	2005	2004	2003

Revenue:
Specialty Services	$688,512	$251,487	$193,243
PBM Services	384,723	379,029	395,527

Total	$1,073,235	$630,516	$588,770

Depreciation expense:
Specialty Services	$2,231	$832	$673
PBM Services	1,289	1,173	2,429

Total	$3,520	$2,005	$3,102

(Loss) income from operations:
Specialty Services (1,2)	$(14,423)	$9,769	$11,899
PBM Services(3)	(14,780)	2,525	4,126

Total	$(29,203)	$12,294	$16,025

Total assets:
Specialty Services	$242,657	$124,510	$103,694
PBM Services	45,930	61,278	66,600

Total	$288,587	$185,788	$170,294

Capital expenditures:
Specialty Services	$4,652	$609	$479
PBM Services	477	449	482

Total	$5,129	$1,058	$961

(1)	The year ended December 31, 2005 includes $6.5 million of goodwill and intangible impairment and $4.6 million of merger related expenses (see Note 4 of Notes to the Financial Statements) in the Specialty Services segment.

(2)	The year ended December 31, 2005 includes a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period in the Specialty Services segment.

(3)	The year ended December 31, 2005 includes $18.6 million of goodwill impairment in the PBM Services segment.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table outlines, by segment, contracts with Plan Sponsors having revenues that individually exceeded 10% of the Company’s total revenues (in thousands):

	For the Year Ended
	December 31,

	2005	2004

Significant customer A
PBM Services:
Revenue	$133,143	$102,122
% of Total Revenue	12%	16%
Significant customer B
PBM Services:
Revenue	$113,914	$102,467
% of Total Revenue	11%	16%
Specialty Services:
Revenue	$21,524	$17,153
% of Total Revenue	2%	3%
NOTE 4 — ACQUISITIONS

Chronimed Inc. Acquisition
      On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed are included in the Consolidated Statement of Operations beginning March 12, 2005. The acquisition of Chronimed added 28 specialty pharmacies throughout the U.S. to the Company’s existing pharmacies and Chronimed’s operations have been included in the Specialty Services segment. The acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations, from the date of acquisition.
      The aggregate purchase price paid for Chronimed was $105.3 million including direct expenses of $3.7 million associated with the acquisition. The 14,380,551 shares of common stock exchanged and 2,612,146 stock options assumed in the acquisition were valued using the average market price of the Company’s common stock during the period beginning two days before and ending two days after the revised merger agreement was announced. The purchase price was allocated to the acquired assets and liabilities based on management’s estimates of their fair value and an independent valuation.
      The purchase price paid for Chronimed resulted in the fair value of assets acquired being in excess of the net asset value of the business including both tangible assets and separately identifiable intangible assets. Goodwill, described in SFAS 141, Paragraph 43 as “the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed,” was recognized and was consistent with the rationale for the acquisition as follows:

•	the opportunity to combine the companies’ individual strengths in payor contracting, physician sales, manufacturer services, clinical management and fulfillment;

•	the opportunity to sell the Company’s products through Chronimed’s existing retail pharmacies;

•	the opportunity to broaden the Company’s suite of disease states and customer base;

•	the expansion of the Company’s retail pharmacy coverage;

•	the opportunity to create significant mail-operations synergies; and

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the opportunity to create corporate function and other cost synergies, which will enable the combined entity to grow and improve margins.
      The following table sets forth the allocation of the purchase price as of December 31, 2005:
Purchase Price Allocation
(In thousands)

Purchase price:
Value of stock exchanged	$90,192
Value of stock options assumed	11,370
Transaction costs	3,696

Total purchase price	105,258
Less: net tangible assets as of March 12, 2005	58,316

Excess of purchase price over net tangible assets acquired	$46,942

Allocation of excess purchase price:
Customer lists and trade names	$9,560
Goodwill	37,382

Total	$46,942

      The following table sets forth the estimated fair value of the assets and liabilities acquired with the purchase of Chronimed:
Net Tangible Assets Acquired
(In thousands)

Cash and short term investments	$20,788
Accounts receivable	42,591
Inventory	9,661
Prepaids and other current assets	1,077
Fixed assets	3,771
Deferred tax assets	2,682
Long term assets	143

Total assets acquired	80,713
Accounts payable	(5,075)
Accrued expenses	(13,052)
Accrued severance	(1,013)
Deferred tax liability	(3,257)

Total liabilities assumed	(22,397)

Net tangible assets acquired	$58,316

      The excess of the purchase price over the fair value of the identifiable net assets and the fair value of the identifiable intangible assets acquired was allocated to goodwill and was assigned to the Specialty Services segment.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part of the merger, the Company consolidated Chronimed’s Minnetonka, Minnesota mail service operations into the Company’s higher capacity mail distribution operation in Columbus, Ohio and closed the Minnetonka mail facility. Severance costs of $1.0 million were included in the purchase price. The following table outlines severance costs for the closing of the Minnetonka mail facility that were accrued for at March 12, 2005 and subsequently paid out by December 31, 2005:
2005 Severance Costs — Chronimed
(In thousands)

Liability assumed March 12, 2005	$939
Additional liability recorded	74
Payments	(1,013)

Ending liability at December 31, 2005	$—

      The following unaudited consolidated pro forma financial information for the years ended December 31, 2005 and 2004 has been prepared assuming Chronimed was acquired as of the beginning of 2004, utilizing the purchase method of accounting, with certain pro forma adjustments for amortization of intangibles. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred at the beginning of each period. This pro forma financial information is not intended to be a projection of future operating results.
Pro Forma Statements of Operations
(In thousands, except per share amounts)

	Twelve Months Ended
	December 31,

	2005	2004

	(Unaudited)	(Unaudited)
Revenue	$1,187,314	$1,219,550
Net (loss) income	(24,915)	9,624
Basic income (loss) per common share	$(0.73)	$0.26
Diluted income (loss) per common share	$(0.73)	$0.26

Northland Medical Pharmacy Acquisition
      On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio for $12 million in cash, plus a potential earn-out payment contingent on Northland achieving certain performance benchmarks in 2006. Northland complements the Company’s expanding community pharmacy model.

Natural Living Acquisition
      On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy, a specialty pharmaceutical provider located in Bronx, New York for $15 million in cash, plus a performance-based earn-out of $4.0 million paid after the first anniversary of the closing. The acquisition enhanced the Company’s HIV, Cancer and Hepatitis C disease therapies and has been incorporated into the Company’s Specialty Services segment.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intravenous Therapy Service Acquisition
      On March 1, 2006 the Company acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California for approximately $13 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks. The addition of ITS enhances the Company’s ability to service infusion patients on both the East and West coasts and complements its strategic objective of expanding its infusion operations nationally.
NOTE 5 — RESTRUCTURING
      The acquisition of Chronimed resulted in the consolidation of certain finance and information technology (IT) functions. The Company’s two Rhode Island offices, which included finance and IT functions, have been closed as a result of these consolidations. These functions were fully transitioned to the Company’s Minnesota offices as of December 31, 2005. Accordingly, there have been severance and closure costs associated with the consolidation.
      In connection with the consolidation of the finance and IT departments as described above, on March 4, 2005 the Company notified 67 associates that their employment with the Company would be involuntarily terminated. All of these terminations were the result of the purchase of Chronimed and were expensed in the Specialty Services segment. All associates were terminated by December 31, 2005. Estimated severance costs in connection with this restructuring were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees. Severance costs of $2.3 million were recorded in SG&A expenses for associate separation costs in 2005, in connection with the termination of these associates. In September and December of 2005 the two Rhode Island offices were closed, resulting in $0.4 million of expense recorded in SG&A. All of these costs have been recorded in the Specialty Services segment.
      We do not anticipate any further restructuring costs associated with the merger of Chronimed.
2005 Restructuring Costs
(In thousands)

Payments to date	$(1,073)
Provisions to date	2,172

Ending liability at December 31, 2005	$1,297

NOTE 6 — GOODWILL AND INTANGIBLES
      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standard No. 141, Business Combinations, (“SFAS 141”) and Statement of Financial Standard No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) which establish accounting and reporting standards governing business combinations, goodwill and intangible assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. Management assesses impairment in the fourth quarter of each year. Under the new rules, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer’s intent to do so.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of goodwill by segment (in thousands):

	Specialty Services	PBM Services	Total

Balance as of December 31, 2003	$42,456	$18,629	$61,085
Goodwill acquired (Natural Living, Inc)	13,789	—	13,789

Balance as of December 31, 2004	56,245	18,629	74,874
Goodwill acquired (Chronimed, Northland)	47,924	—	47,924
Purchase price adjustment (Natural Living, Inc)	99	—	99
Goodwill impairment		(18,629)	(18,629)

Balance as of December 31, 2005	$104,268	$—	$104,268

      The Company recorded $18.6 million of goodwill impairment in the fourth quarter of 2005 due primarily to the loss of Centene and other PBM Services contracts. The loss of these contracts has a significant negative impact on the long term financial outlook for the PBM Services segment.
      Portions of goodwill assigned to the Specialty Services segment are expected to be deductible for income tax purposes.
      The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2005 (in thousands):

		As of December 31, 2005		As of December 31, 2004
	Weighted
	Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(in months)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Non compete agreements	21.1	$4,130	$(1,873)	$3,834	$(732)
Customer relationships and other(1)	41.5	20,200	(7,744)	14,288	(5,896)
Tradename(2)	0.6	360	(360)	2,000	(611)

Total		$24,690	$(9,977)	$20,122	$(7,239)

Unamortized intangible assets:
Tradename(2)		$—		$4,700

(1)	Certain intangible assets associated with customer lists totaling $0.8 million were written off in the fourth quarter of 2005.

(2)	The Company has completed the process of rebranding to a single name, BioScrip, in 2005; as a result, all legacy trade names were written off in the second quarter of 2005; this writeoff totaled $5.8 million. A tradename acquired with the Chronimed purchase was valued at $0.4 million and completely amortized in 2005.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortization expense for the years ended December 31, 2005, 2004 and 2003 was $6.4 million, $3.0 million and $2.0, million respectively. The estimated amortization expense for the next five years is as follows (in thousands):

For the year ending December 31,
2006	$6,455
2007	$2,813
2008	$1,855
2009	$1,292
2010	$1,150
      The Company’s net intangible assets as of December 31, 2005 are composed of customer relationships and non compete agreements associated with the acquired businesses. The adjusted expected amortizable life of these assets ranges from two to ten years.
NOTE 7 — RELATED PARTY TRANSACTIONS
      The Company leased one of its facilities from Alchemie Properties, LLC (“Alchemie”) pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and former officer and director of the Company (the “Founder”). Rent expense was approximately $0.1 million for each of the years ended December 31, 2005, 2004, and 2003. With the relocation of the Company’s business headquarters to Eden Prairie, Minnesota, a lease buy-out was effected at December 29, 2005 for approximately $0.2 million.
      The Company had a consulting arrangement with one of its board members which, in addition to customary board fees, the board member’s company received a monthly fee to perform consulting work predominantly related to the TennCare® program. Consulting fees under this contract were $0.8 million for the year ended December 31, 2003. The contract was terminated June 30, 2003.
      One of the Company’s former board members, who resigned in February 2006, was an employee of the Company’s primary outside legal services firm. Fees were paid to that legal firm of $2.1 million, $1.1 million, and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
NOTE 8 — PROPERTY AND EQUIPMENT
      Property and equipment, at cost, consists of the following at December 31 (in thousands):

	2005	2004

Computer and office equipment, including equipment acquired under capital leases	$21,804	$20,585
Furniture and fixtures	2,486	1,789
Leasehold improvements	4,442	1,888

	28,732	24,262
Less: Accumulated depreciation	(19,500)	(19,962)

Property and equipment, net	$9,232	$4,300

      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $3.5 million, $2.0 million and $2.0 million, respectively.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 9 — LINE OF CREDIT
      On November 1, 2000 the Company entered into a $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”). The Facility had a three-year term, was secured by the Company’s receivables with interest paid monthly, and provided for borrowing up to $45,000 at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%. The facility contained various covenants that, among other things, required the Company to maintain certain financial ratios, as defined in the agreements governing the Facility.
      Effective June 30, 2003, the Company extended the Facility with HFG through November 1, 2006 at LIBOR plus 2.4%. The contract governing the Facility provides for automatic one year extensions unless either party gives notice not less than 90 days prior to the expiration of the initial term or any renewal term of its intention not to renew the Facility. The Facility, as extended, permits the company to request an increase in the amount available for borrowing to up to $100,000, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. On March 1, 2006, the Facility was increased from $45 million to $65 million. The borrowing base utilizes receivables balances, among other things, as collateral. Daily borrowings during 2005 were $744.4 million of which $744.3 was repaid during 2005, resulting in an outstanding line of credit balance of $7.4 million as of December 31, 2005. The line of credit balance did not exceed $14.0 million at the end of any given month during 2005. The Company received a waiver from HFG on a certain financial ratio — debt to earnings before interest, taxes, depreciation and amortization — that it was not in compliance with as of December 31, 2005, due to the goodwill and intangible asset impairment and accounts receivable reserve charges incurred in fourth quarter 2005.
NOTE 10 — TREASURY STOCK
      On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10.0 million of its Common Stock in open market or private transactions. Through December 31, 2005, the Company has repurchased 799,893 shares of its Common Stock in the open market at an aggregate purchase price of $5.1 million, pursuant to this plan.
NOTE 11 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings
      Robert Unger, a shareholder of Chronimed, Inc., filed a purported class action lawsuit in the state court of Minnesota, Hennepin County, on August 16, 2004, naming Chronimed Inc, and certain of its officers and directors as defendants. He amended his complaint on December 10, 2004, to add an additional plaintiff and BioScrip, Inc, (under the name MIM Corporation) as an additional defendant. The amended complaint asserts claims against the Chronimed officer and director defendants, who are represented by other law firms, for alleged breach of their fiduciary duties in connection with the merger agreement by which the Company acquired Chronimed in March 2005 and alleges that the Company aided those alleged breaches. The amended complaint seeks rescission of the merger and other relief. The amended complaint was never served on the Company, which has not responded to the pleading, appeared in the lawsuit, or been involved in any proceedings in the case. The court dismissed the amended complaint as against the Chronimed officer and director defendants and denied the plaintiffs’ motion to reinstate it.
      On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. On April 8, an amended complaint was filed against ScripSolutions, a subsidiary of the Company. The plaintiff alleges breach of contract and related claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that ScripSolutions, one of the Company’s subsidiaries, was obligated to

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
update its prescription pricing files on a daily, rather than weekly, basis. ScripSolutions removed the case to the United States Federal District Court for the Middle District of Alabama in April 2005. The plaintiff moved to remand the action to state court, which ScripSolutions opposed. ScripSolutions also moved in May 2005 to dismiss the complaint on jurisdictional grounds or to transfer the matter to a federal court in New York or Rhode Island which the plaintiff opposed. On October 6, 2005, the District Court granted Plaintiff’s motion to remand the case to the state court and did not decide ScripSolutions’ motion to dismiss or transfer. The district court did not rule on the Company’s motion to dismiss or transfer the action and remanded the action to the Alabama State court. ScripSolutions appealed that decision to the Eleventh Circuit Court of Appeals. The U.S. Court of Appeals for the Eleventh Circuit has declined to review the district court’s remand discussion and denied the Company’s motion for rehearing of the decision. The Company’s time to seek further appellate review has not yet expired. ScripSolutions has not filed an answer to the complaint and no other proceedings have occurred. ScripSolutions intends to deny the plaintiff’s allegations and defend the claims vigorously. The action is one of approximately 14 substantially identical actions commenced in Alabama courts against Pharmacy Benefit Management companies.
      The U.S. Attorney’s Office in Boston and the Department of Justice have informed the Company that its subsidiary, BioScrip Pharmacy, is a defendant in a Qui Tam lawsuit under the federal False Claims Act filed by a whistleblower against Serono, Inc., and several other defendants. The government has settled the Qui Tam claims in the lawsuit with Serono, Inc., and has not yet made a decision to intervene in the suit against remaining defendants. No complaint has been served on the Company and it has had only limited opportunity to review it as it is filed under seal in the United States District Court for the District of Massachusetts. The government however has invited BioScrip to explore settlement. For purposes of settlement discussions, the government’s estimate of damages is close to $10.0 million, which allegedly resulted from claims for government reimbursement made by StatScript during 1997 through 2000 for the sale of Serono’s drug Serostim. The government alleges that these claims are tainted by data sharing and preferred provider agreements between Serono and BioScrip Pharmacy. According to a government attorney, as part of its settlement, Serono agreed to pay 50% of damages allegedly resulting from its relationships with pharmacies, which should include 50% of the amount attributed to the StatScript sales. American Prescription Providers (APP) also is reported to be a defendant in the same lawsuit. The Company’s Chronimed, Inc. subsidiary purchased several pharmacies from APP in February 2001, after the time period at issue in the Qui Tam case. Currently, the government is separately discussing directly with APP settlement of the alleged APP damages of approximately $7,500,000. It is not known at this time whether APP or the government will take the position that the Company is liable for the alleged APP damages.
      The Eufaula litigation and Serono investigation are in the early stages of their proceedings and, as such, the Company is currently unable to assess the probable outcomes of these proceedings or their respective financial impact. If either or both of these matters were resolved adversely to the Company, either could have a material adverse effect on the Company.

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

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General (the “OIG”) within the Department of Health and Human Services (“HHS”) in connection with the Global Settlement Agreement entered into with the OIG and the State of Tennessee in June 2000. In order to assist the Company in maintaining compliance with laws and regulations and the CIA the Company implemented its corporate compliance program in August of 2000. This program includes educational training for all employees on compliance with laws and regulations relevant to the Company’s business and operations and a formal program of reporting and resolution of possible violations of laws or regulations, as well as increased oversight by the OIG. Should the oversight procedures reveal credible evidence of any violation of Federal law, the Company is required to report such potential violations to the OIG and the Department of Justice (“DOJ”). The Company is therefore subject to increased regulatory scrutiny and, if the Company commits legal or regulatory violations, they may be subject to an increased risk of sanctions or penalties, including suspension or exclusion from participation in the Medicare or Medicaid programs. The CIA expired by its term June 30, 2005 as evidenced by a letter from the OIG confirming the expiration of the CIA.

Operating Leases
      The Company leases its facilities and certain equipment under various operating leases with third parties. Facility lease terms are generally five years, the majority containing options to extend for periods ranging from one to five years. Approximately 45% of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule. New or renegotiated leases may contain periods of free rent, or rent holidays, ranging from one to six months. Equipment leases are generally for periods of three to five years. The future minimum lease payments under these operating leases at December 31 are as follows (in thousands):

2006	$3,689
2007	2,885
2008	2,593
2009	2,053
2010	1,359
Thereafter	210

Total	$12,789

      Rent expense for non-related party leased facilities and equipment was approximately $4.3 million, $1.5 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rent expense for related party leased facilities was approximately $0.1 million for each of the years ended December 31, 2005, 2004 and 2003. All related party leases have been terminated as of January 31, 2006.

Capital Leases
      At December 31, 2005 the Company had no facilities or equipment under capital leases.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 12 — INCOME TAXES
      The Company’s Federal and state income tax (benefit) provision is summarized in the following table (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Current
Federal	$341	$1,686	$2,620
State	(57)	183	951

Total Current	284	1,869	3,571

Deferred
Federal	(4,862)	2,512	2,141
State	(1,170)	72	375

Total Deferred	(6,032)	2,584	2,516

Total (Benefit from) Provision for Income Taxes	$(5,748)	$4,453	$6,087

      The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows as of December 31 (in thousands):

	For the Years Ended
	December 31,

	2005	2004

Deferred tax assets:
Reserves not currently deductible	$7,701	$1,666
Net operating loss carryforwards	5,457	6,074
Accrued expenses	1,448	—
Payor audit accrual	884	—
Capital loss carryover	915	798
Property basis differences	148	141
Other	139	—

Subtotal	16,692	8,679
Deferred tax liabilities:
Goodwill and intangibles	(5,444)	(2,935)

Subtotal	11,248	(5,744)
Less: valuation allowance	(898)	(1,248)

Net deferred tax asset	$10,350	$4,496

      As of December 31, 2005 and December 31, 2004 the Company has recorded a net deferred tax asset of $10.4 million and $4.5 million, respectively. This primarily consists of reserve balances which are not currently deductible for tax purposes and net operating loss carryforwards (“NOLs”).
      The valuation allowance of $0.9 million relates to a capital loss carryover which is not expected to be realized for tax purposes. In 2004, $0.6 million of the balance in the valuation allowance represented state NOLs which were not expected to be realized for tax purposes. However, due to a change in tax structure and

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a result of the merger, these amounts are now expected to be realized. Therefore, the valuation allowances relating to NOLs have been removed in 2005.
      At December 31, 2005, the Company had Federal and state NOLs remaining of approximately $14.0 million, the majority of which will begin expiring in 2017. At December 31, 2005 the capital loss carryforward of $2.3 million was not expected to be utilized before expiring in 2006. Due to the uncertainty of utilizing this item, a valuation allowance has been established for the full amount.
      As of December 31, 2005, the NOLs described above are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.
      The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2005	2004	2003

Tax (benefit) provision at statutory rate	$(10,062)	$3,905	$5,174
State tax (benefit) provision , net of Federal taxes	(576)	259	1,071
Non-deductible goodwill	5,926	—	—
Merger related expenses	223	—	—
Change in tax contingencies	(744)	—	—
Rate change on deferred items	(463)	—	—
Other	(52)	289	(158)

Provision for income taxes	$(5,748)	$4,453	$6,087

NOTE 13 — STOCKHOLDERS’ EQUITY

Stock Options
      The 1996 Incentive Stock Plan (the “1996 Plan”) provided for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company’s 2001 Incentive Stock Plan (the “2001 Plan,” collectively with the 1996 Plan, the “Plans”). Under the 2001 Plan an additional 5,750,000 shares are authorized for issuance. As of December 31, 2005, there remain 2,974,630 shares available for grant under the Plans.
      On March 12, 2005 the Company assumed all the option plans from Chronimed, Inc. as part of the acquisition. The plans assumed were the 1994 Stock Option Plan, the 1997 Stock Plan, the 1999 Stock Plan, the 2001 Incentive Stock Plan and the 1994 Stock Option Plan for Directors. Previously granted Chronimed options assumed by the Company in 2005 totaled 2,612,146. As of December 31, 2005, there remain 193,342 shares available for grant under these Plans. Vesting on the Chronimed options was accelerated to be fully vested at the date of acquisition.
      Options granted under the Plans vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% stockholder).
      The 1996 Directors Stock Incentive Plan, (the “Directors Plan”) was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company (“Outside Directors”), to provide incentives and rewards to such directors and to align more closely the interests of such directors with those of

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s stockholders. As amended, the Directors Plan has 500,000 shares authorized, and allows for 5,000 shares per year to be automatically granted to each Outside Director, and 20,000 NQSOs to be automatically granted to Outside Directors upon his or her initial appointment or election to the Board. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. As of December 31, 2005, options to purchase 320,000 shares are outstanding at an average exercise price of $6.69 and 195,000 shares under the Directors Plan were exercisable with 180,000 shares available for grant.
      In July, 2005, the Company granted options to purchase 1,620,950 shares at $6.00 to key employees, subject to meeting certain financial and qualitative performance criteria for 2005. In March, 2006, upon final review of 2005 performance, a total of 1,511,010 options were canceled against the original grant as a result of the Company not achieving certain performance criteria, leaving a final grant of 109,940 options. These remaining options vest over three years starting March 2006.
      As of December 31, 2005 and 2004, the exercisable portion of outstanding options was 4,669,207 shares and 2,365,492 shares, respectively. Stock option activity under the Plans through December 31, 2005 is as follows:

		Weighted
	Options	Average Price

Balance, December 31, 2002	3,023,596	$8.42

Granted, $5.20 — $7.95 Range	1,235,000	6.74
Canceled	(262,664)	9.91
Exercised	(136,396)	4.56

Balance, December 31, 2003	3,859,536	7.92

Granted, $7.03 — $7.95 Range	420,000	7.49
Canceled	(157,215)	7.63
Exercised	(224,831)	4.32

Balance, December 31, 2004	3,897,490	8.09

Granted, $5.29 — $8.92 Range	2,061,950	6.11
Assumed in Chronimed acquisition, $3.87 — $13.06 Range	2,612,146	7.15
Canceled	(2,296,908)	7.06
Exercised	(381,872)	4.44

Balance, December 31, 2005	5,892,806	$7.62

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2005 expire on various dates ranging from May 2006 through December 2015. The following table outlines our outstanding and exercisable stock options as of December 31, 2005:

	December 31, 2005

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted Average		Average
Range of Option	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price

$ 0.00 - $ 5.2	0 1,609,685	$3.65	5.4 Years	1,403,686	$3.93
$ 5.57 - $ 7.0	3 1,635,153	$6.35	7.2 Years	929,214	$6.34
$ 7.26 - $ 9.5	6 1,546,192	$8.55	7.4 Years	1,234,531	$8.70
$ 9.60 - $13.06	724,109	$12.00	4.2 Years	724,109	$12.00
$15.13 - $20.25	377,667	$17.75	6.1 Years	377,667	$17.75

	5,892,806	$7.62	6.3 Years	4,669,207	$8.04

Performance Shares
      Under the Plans, the Company’s Board of Directors may grant stock to key employees. The Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance, purchase or other conditions. As of December 31, 2005, the Company has 136,000 restricted stock grants (the “Performance Shares”) that vest and become exercisable 8 years from the date of grant. The Company has recorded cumulative compensation expense of $0.7 million related to these Performance Shares through December 31, 2005 based on the fair market value at the date of grant. Based on outstanding number of shares, the deferred compensation expense at December 31, 2005 is $0.1 million. The total expense recorded for 2005, 2004 and 2003 was $0.1 million, $0.1 million and $0.2 million, respectively.

Performance Units
      Under the Plans, the Company’s Board of Directors may grant performance units to key employees. The Company’s Board of Directors establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. There were no performance units granted for any period presented. As of December 31, 2005, there were no performance units outstanding.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 14 — CONCENTRATION OF CREDIT RISK
      The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan
	Sponsor

	A	B

Year ended December 31, 2003
% of total revenue	16%	*
% of total accounts receivable at period end	*	*
Year ended December 31, 2004
% of total revenue	16%	19%
% of total accounts receivable at period end	*	18%
Year ended December 31, 2005
% of total revenue	12%	13%
% of total accounts receivable at period end	*	16%

*	Less than 10%.
Plan Sponsor (A) is in the PBM Services segment
Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment
NOTE 15 — DEFINED CONTRIBUTION PLAN
      The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $0.2 million in each of the years ended December 31, 2005, 2004, and 2003, respectively.
NOTE 16 — TENNCARE® SEVERANCE AND EXIT COSTS
      During 2003, in association with a cost structure review related to the loss of the TennCare® PBM business the Company notified 55 employees in the PBM Services segment that their employment with the Company would be involuntarily terminated. As a result the Company recorded $1.5 million of selling, general and administrative expenses for employee separation costs, primarily severance and contract related termination payments, in 2003. All the employees left active payroll by October 31, 2003.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
      A summary of quarterly financial information for fiscal 2005 and 2004 is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005:
Revenue(1)	$188,398	$286,617	$293,976	$304,244
Gross profit	$20,447	$30,513	$31,719	$33,588
Net income (2,3,4)	$1,667	$(3,540)	$641	$(22,615)
Basic earnings (loss) per share	$0.07	$(0.10)	$0.02	$(0.61)
Diluted earnings (loss) per share	$0.06	$(0.10)	$0.02	$(0.61)
2004:
Revenue(5)	$148,052	$154,125	$161,498	$166,840
Gross profit	$16,964	$16,850	$16,734	$17,608
Net income(6)	$2,180	$1,946	$1,722	$1,190
Basic earnings per share	$0.10	$0.09	$0.08	$0.05
Diluted earnings per share	$0.10	$0.09	$0.08	$0.05

(1)	The Company acquired Chronimed in March 2005, and Northland in October 2005.

(2)	The Company recorded $0.2 million, $0.5 million, $0.6 million, and $1.5 million of charges, net of tax, related to the Chronimed acquisition and merger, in each of the first, second, third and fourth quarters of 2005, respectively.

(3)	In the second quarter of 2005, the Company recorded a $3.5 million charge, net of tax, for the write-off of trade name intangibles relating to its re-branding strategy. In the fourth quarter of 2005, the Company recorded $18.2 million, net of tax, in goodwill and intangible impairment charges.

(4)	The Company recorded a $4.3 million charge, net of tax, in the fourth quarter of 2005 to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed integration of the Company’s accounting and IT functions.

(5)	The Company acquired Natural Living, Inc. dba Fair Pharmacy in February, 2004.

(6)	In the fourth quarter of 2004, the Company recorded $0.5 million, net of tax, for a settlement with Value Options of Texas, Inc., a client in the PBM Services segment.

BioScrip, Inc.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance at		Charged to
	Beginning	Write-Off of	Costs and	Other	Balance at End
	of Period	Receivables	Expenses	Charges	of Period

Year ended December 31, 2003
Accounts receivable	$3,126	$(1,325)	$1,713	$—	$3,513
Accounts receivable, TennCare®	$357	$—	$—	$—	$357

Year ended December 31, 2004
Accounts receivable	$3,513	$(2,538)	$1,908	$—	$2,883
Accounts receivable, TennCare®	$357	$—	$—	$—	$357

Year ended December 31, 2005
Accounts receivable	$2,883	$(6,797)	$12,814	$—	$8,900
Accounts receivable, TennCare®	$357	$(357)	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls are controls and procedures (as defined in the Exchange Act Rule 13d-15(e) and 15d-15(e)) designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
      The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that as a result of the matters discussed below with respect to our internal control over financial reporting, our disclosure controls as of December 31, 2005 were not effective.
Management Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s financial transactions;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our revenues and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
      Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO”. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
      An internal control material weakness (as such term is defined under Public Company Accounting Oversight Board Standard No. 2) is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Based on management’s assessment of internal control over financial reporting as of December 31, 2005, we have identified and reported to our Audit Committee the following material weaknesses in internal control over financial reporting.

In the area of information technology, we identified the following ineffective controls which we believe constitute a material weakness in the aggregate:

•	Inadequate control over segregation of duties, and restriction of employee access to application modules within the Company’s financial and operating systems, including our general ledger system;

•	Lack of monitoring controls over personnel in the information technology function with access to the production databases supporting the general ledger financial data; and

•	Ineffective controls over the documentation, approval, testing and migration of system changes to production environments.

This material weakness affects the processing of information related to all significant accounts in the financial statements and could potentially result in a material misstatement of the financial statements.

In the area of revenue recognition, we identified an ineffective control which we believe constitutes a material weakness:

•	Inadequate system and manual controls to prevent the potential overstatement of revenue for cancelled orders and other non-standard transactions in our community pharmacies. Controls failed to detect necessary revenue adjustments that were more than inconsequential but not material. Furthermore, the failure of our controls could potentially result in revenue adjustments of a material amount.

In the area of accounts receivable, we identified the following ineffective controls which we believe constitute a material weakness in the aggregate:

•	Ineffective processes and controls to ensure timely collection efforts on past due outstanding accounts receivable;

•	Ineffective processes and controls to ensure timely application of customer payments to customer accounts receivable; and

•	The need for an improved process to quantify and document the Company’s estimates for uncollectible accounts receivable.

This material weakness affects the ability to monitor collections of accounts receivable, develop appropriate estimates of uncollectible amounts and to report accounts receivable in the financial statements at net realizable value and resulted in a material adjustment in the fourth quarter.
      As a result of the material weaknesses described in the preceding paragraphs, our management believes that as of December 31, 2005, our internal control over financial reporting was not effective based on the COSO criteria.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.
Management Remediation Plan
      Given the material weaknesses, management performed additional analysis and procedures to ensure that our consolidated financial statements are presented fairly in conformity with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-K herein fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. We have created and commenced implementing a remediation plan to address the aforementioned material weaknesses.
      Management believes that the aforementioned material weaknesses result primarily from issues associated with the integration of the information technology, accounting, collections and cash posting functions into a single location in Minnesota following the acquisition of Chronimed in March 2005. The integration has required a significant amount of new hiring, training, knowledge transfer, process redesign and policy implementation that has impacted the control environment as of December 31, 2005. In addition, the Company has made a number of acquisitions in recent years that resulted in the Company operating and maintaining a number of different information systems.
      With respect to our remediation plans, we believe that the actions noted below in information technology and finance will remedy our material weaknesses.

Information Technology
      We are in the process of consolidating our pharmacy operating systems, and have already consolidated to one general ledger system. Through consolidation we continue to focus on IT controls. We are addressing the following items to improve our information technology controls:

•	Segregation of duties — We are in the process of examining each of our operating and financial systems, including the general ledger system, and will restrict access of those modules and fields to employees requiring access in order to perform their jobs with appropriate internal control. We have identified the necessary segregation of duties changes and intend to implement them in second quarter 2006. We will be implementing other changes across our pharmacy operating systems during 2006.

•	General ledger data base monitoring controls — We have engaged a general ledger software consultant to create a control that will identify any changes made by any IT employee that would have access to the general ledger production data base. We expect the control to be implemented in second quarter 2006. Access to the general ledger data base is already restricted to two individuals in the IT department.

•	Changes to system software — Our information technology function has implemented a new system that identifies all changes to our production software systems. This will allow us to immediately detect such changes and therefore be certain that we have the appropriate management, user and IT approvals as we install enhancements to the production environment. In addition, we have restricted the ability to make changes to our production software systems to a limited number of individuals in the IT function.

Revenue Recognition
      We have revised the system and manual controls in our community pharmacies to provide greater assurance that cancelled orders and other non-standard prescription transactions do not result in overstatement of revenue. We have expanded our system control reporting to identify and screen any such exception transactions coming from our pharmacy systems, and have re-trained personnel that are responsible for performing the manual controls necessary to assure that these exception transactions do not result in the misstatement of revenue. We will monitor adherence to these system and manual controls.
      As of December 31, 2005, we had multiple community pharmacy systems — each with a unique pharmacy dispensing, revenue transaction and receivables process. In 2006, we intend to consolidate to one community pharmacy platform. We believe that the consolidation of systems in our community pharmacies will improve our control environment and reduce the likelihood of revenue adjustments.

Accounts Receivable
      We consolidated the majority of our collections and cash posting functions in fourth quarter 2005 into one location in Minnesota. We hired new resources, experienced employee turnover, transferred knowledge from former employees, and created new processes. The transaction volume exceeded our human resource capacity. To remedy the material weaknesses in accounts receivable:

•	We have appointed a full time project executive to drive improvements in receivables performance.

•	We have added resources to prevent delays in cash posting. We assigned new leadership to manage the cash posting process. We have already implemented new processes to improve timeliness and accountability. We are expanding our use of automated tools to post cash, improving both speed and accuracy.

•	We are adding personnel to increase our cash collection rates on both old and new accounts, and to resolve customer overpayments on a more timely basis. Also, we are developing an automated workflow and collection tool which we intend to implement in the second quarter for both our community and mail pharmacies that will focus our collectors’ efforts and better measure performance.

•	We implemented an improved process to quantify and document our estimates for uncollectible accounts in the fourth quarter of 2005. We will continue to refine our methodology in 2006.
Inherent Limitations on Control Systems
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
Changes in Internal Control over Financial Reporting
      Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Management Remediation Plan” describes a number of changes we have initiated since December 31, 2005, as well as other changes that we plan to implement in 2006, that we believe will significantly improve our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BioScrip, Inc.
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that BioScrip, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of: (i) ineffective information technology controls, (ii) ineffective controls over revenue recognition, and (iii) ineffective controls over collecting and reserving for uncollectible accounts receivable, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and described in management’s assessment:

(1) In the area of information technology, the Company identified the following ineffective controls which it believes constitute a material weakness in the aggregate:

a. Inadequate control over segregation of duties, and restriction of employee access to application modules within the Company’s financial and operating systems, including its general ledger system.

b. Lack of monitoring controls over personnel in the information technology function with access to the production databases supporting the general ledger financial data.

c. Ineffective controls over the documentation, approval, testing and migration of system changes to production environments.

This material weakness affects the processing of information related to all significant accounts in the financial statements and could potentially result in a material misstatement to the financial statements.

(2) In the area of revenue recognition, the Company identified ineffective controls which it believes constitute a material weakness:

a. Inadequate system and manual controls to prevent the overstatement of revenue for cancelled orders and other non-standard transactions in its community pharmacies. Controls failed to detect necessary revenue adjustments that were more than inconsequential but not material. Furthermore, the failure of its controls could potentially result in revenue adjustments of a material amount.

(3) In the area of accounts receivable, the Company identified the following ineffective controls which it believes constitute a material weakness in the aggregate:

a. Ineffective processes and controls to ensure timely application of customer payments to customer accounts receivable.

b. Ineffective processes and controls to ensure timely collection efforts on past due outstanding accounts receivable.

c. The lack of a thorough and objective process to quantify and document the Company’s estimates for uncollectible accounts receivable.

This material weakness affects the ability to monitor collections of accounts receivable, develop appropriate estimates of uncollectible amounts, and to report accounts receivable in the financial statements at net realizable value and resulted in a material adjustment in the fourth quarter.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 27, 2006 on those financial statements.
      In our opinion, management’s assessment that BioScrip, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, BioScrip, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 27, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2006 in connection with our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2006 in connection with our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2006 in connection with our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2006 in connection with our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (A) Documents Filed as a Part of this Report
      All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

      3. Exhibits:

Exhibit
Number	Description	Location

2.0	Agreement and Plan of Merger by and Among MIM Corporation, CMP Acquisition Corp., Continental Managed Pharmacy Services, Inc. and Principal Shareholders dated as of January 27, 1998	(1)(Exhibit 2.1)
2.1	Agreement and Plan of Merger, dated as of August 9, 2004, among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(2) (Exhibit 99.1)
2.2	Amendment No. 1 dated January 3, 2005 to Agreement and Plan of Merger dated August 9, 2004 by and among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(3) (Exhibit 10.1)
3.1	Second Amended and Restated Certificate of Incorporation of MIM Corporation	(4) (Exhibit 4.1)
3.2	Amended and Restated By-Laws of MIM Corporation	(5)
4.1	Specimen Common Stock Certificate	*
10.1	Indemnity letter from MIM Holdings, LLC dated August 5, 1996	(6) (Exhibit 10.36)
10.2	Employment Agreement between MIM Corporation and Richard H. Friedman dated as of December 1, 1998	(7) (Exhibit 10.14)
10.3	Employment Agreement between MIM Corporation and Barry A. Posner dated as of March 1, 1999	(7) (Exhibit 10.17)
10.4	Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(4) (Exhibit 10.34)
10.5	Registration Rights Agreement-V between MIM Corporation and Richard H. Friedman and Leslie B. Daniels dated July 31, 1996	(4) (Exhibit 10.35)
10.6	Amendment No. 1 dated August 12, 1996 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(8) (Exhibit 10.29)
10.7	Amendment No 2 dated June 16, 1998 to Registration Rights Agreement-IV between MIM Corporation and John H. Klein, Richard H. Friedman, Leslie B. Daniels, E. David Corvese and MIM Holdings, LLC dated July 31, 1996	(7) (Exibit 10.31)
10.8	Lease between Alchemie Properties, LLC and Pro-Mark Holdings, Inc., dated as of December 1, 1994	(4) (Exhibit 10.27)
10.9	Lease Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated April 23, 1997	(9) (Exhibit 10.41)
10.10	Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated as of April 23, 1997	(9) (Exhibit 10.42)
10.11	Lease Amendment and Extension Agreement between Mutual Properties Stonedale L.P. and MIM Corporation dated December 10, 1997	(9) (Exhibit 10.43)
10.12	Lease Amendment and Extension Agreement-II between Mutual Properties Stonedale L.P. and MIM Corporation dated March 27, 1998	(9) (Exhibit 10.44)
10.13	Lease Agreement between Mutual Properties Stonedale L.P. and Pro-Mark Holdings, Inc., dated December 23, 1997	(9) (Exhibit 10.45)
10.14	Amendment No. 1 to Employment Agreement, dated as of October 11, 1999 between MIM Corporation and Richard H. Friedman	(10) (Exhibit 10.60)
10.15	Form of Performance Shares Agreement	(10) (Exhibit 10.61)
10.16	Form of Performance Units Agreement	(10) (Exhibit 10.62)
10.17	Form of Non-Qualified Stock Option Agreement	(10) (Exhibit 10.63)

Exhibit
Number	Description	Location

10.18	Corporate Integrity Agreement between the Office of the Inspector General of the Department of Health and Human Services and MIM Corporation, dated as of June 15, 2000	(11) (Exhibit 10.2)
10.19	Loan and Security Agreement, dated November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(12) (Exhibit 10.1)
10.20	Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease Management Associates LLC and MIM Funding LLC	(12) (Exhibit 10.2)
10.21	Lease Agreement, dated as of February 24, 2000, by and between American Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(13) (Exhibit 10.68)
10.22	First Lease Amendment, dated as of February 24, 2000, by and between Duke-Weeks Realty Limited Partnership and Continental Managed Pharmacy Services, Inc.	(13) (Exhibit 10.69)
10.23	Lease Agreement, dated as of July 22, 1996, by and between American Disease Management Associates, LLC (“ADIMA”) and Regent Park Associates	(13) (Exhibit 10.70)
10.24	First Amendment of Agreement of Lease, dated as of June 15, 1999, by and between ADIMA and Five Regent Park Associates	(13) (Exhibit 10.71)
10.25	Second Amendment of Agreement of Lease, dated as of February 11, 2000, by and between ADIMA and Five Regent Park Associates	(13) (Exhibit 10.72)
10.26	Asset Purchase Agreement, dated April 4, 2001 among Continental Managed Pharmacy Services Inc., Community Prescription Service, Inc., and its Stockholders	(14) (Exhibit 10.74)
10.27	Purchase Agreement among American Disease Management Associates, L.L.C., its Members and Certain Related Partners, MIM Health Plans, Inc. and the Registrant, dated as of August 3, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 10, 2000)	(15) (Exhibit 4.2)
10.28	Registration Rights Agreement between the Registrant and Livingston Group LLC dated as of August 3, 2000 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed August 10, 2000)	(15) (Exhibit 4.3)
10.29	Employment letter, dated as of June 19, 2001, between MIM Health Plans, Inc and Michael Sicilian	(16) (Exhibit 10.77)
10.30	Purchase Agreement, dated as of January 9, 2002, among Vitality Home Infusion Services, Inc., Marc Wiener, Barbara Kammerer and MIM Corporation	(17) (Exhibit 2.1)
10.31	Lease Agreement, dated as of January 31, 2002, between Bar-Marc Realty, LLC, as landlord, and Vitality Home Infusion Services, Inc., as Tenant	(18) (Exhibit 10.49)
10.32	Guaranty of Lease Agreement, dated January 31, 2002, made by the Company in favor of Bar-Marc Realty, LLC	(18) (Exhibit 10.50)
10.33	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese	(18) (Exhibit 10.51)
10.34	Amendment to Employment Agreement entered into as of September 18, 2002 by and between the Company and Barry A. Posner	(19) (Exhibit 10.50)
10.35	Amendment to Employment Agreement effective as of December 31, 2001 by and between the Company and Richard H. Friedman	(19) (Exhibit 10.51)

Exhibit
Number	Description	Location

10.36	Employment Letter, dated October 1, 2002, between the Company and James S. Lusk	(19) (Exhibit 10.52)
10.37	Third Amendment of Agreement of Lease, dated June 24, 2002, between Five Regent Park Associates and American Disease Management Associates	(19) (Exhibit 10.53)
10.38	Second Amendment and Consent, dated as of January 31, 2002, to the Receivable Purchase and Transfer Agreement, dated as of November 1, 2000	(19) (Exhibit 10.54)
10.39	Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, each of the parties named on Schedule I thereto, MIM Funding LLC and HFG Healthco-4 LLC	(19) (Exhibit 10.55)
10.40	Amended and Restated 2001 Incentive Stock Plan	(20)
10.41	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan (effective April 17, 2002)	(21)
10.42	Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company	(22)
10.43	Extension Agreement, dated as of June 30, 2003, to the Receivables Purchase and Transfer Agreement dated as of November 1, 2000, among Scrip Solutions, Inc., each of the parties named on Schedule I to the Original RPTA and MIM Funding LLC and consented to by HFG Healthco-4 LLC	(23) (Exhibit 10.1)
10.44	Extension Agreement, dated as of June 30, 2003, to the Loan and Security Agreement dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(23) (Exhibit 10.2)
10.45	Amendment, dated January 28, 2004, to Employment Agreement, dated as of March 1, 1999, as amended to date, by and between MIM Corporation and Barry A. Posner	(24) (Exhibit 10.44)
10.46	Amendment, dated October 13, 2003, to Employment Letter Agreement entered into as of June 19, 2001, by and between Scrip Solutions, Inc. and Michael J. Sicilian	(24) (Exhibit 10.45)
10.47	Amendment, dated September 19, 2003, to Employment Letter Agreement entered into as of October 15, 2001, by and between Scrip Solutions, Inc. and Russel J. Corvese	(24) (Exhibit 10.46)
10.48	Lease Amendment and Extension Agreement, dated August 31, 2003, by and between Scrip Solutions, Inc. and Mutual Properties Stonedale LLC	(24) (Exhibit 10.47)
10.49	Letter Agreement, dated January 28, 2004, between the Company and Alfred Carfora	(25) (Exhibit 10.1)
10.50	Amendment No. 3 to Employment Agreement, dated as of August 9, 2004, between MIM Corporation and Richard H. Friedman	(26) (Exhibit 10.1)
10.51	Amendment, dated October 28, 2004, to Employment Agreement for Barry A. Posner	(27) (Exhibit 10.2)
10.52	Amendment, dated December 1, 2004, to Employment Letter Agreement for Russel J. Corvese	(28) (Exhibit 10.1)
10.53	Lease Agreement by and between Alchemie Properties, LLC and Scrip Solutions, LLC	(29) (Exhibit 10.53)
10.54	Employment Offer Letter, dated July 18, 2005 from the Company to Gregory H. Keane	(30) (Exhibit 10.1)

Exhibit
Number	Description	Location

10.55	Employment Offer Letter, dated July 18, 2005 from the Company to Anthony J. Zappa	(30) (Exhibit 10.2)
10.56	Amendment No. 2, dated July 18, 2005, to Change of Control Severance Agreement of Anthony J. Zappa	(30) (Exhibit 10.3)
10.57	Letter Agreement, dated May 31, 2005, between BioScrip, Inc. and Alfred Carfora	(31) (Exhibit 10.1)
10.58	Second Amendment, dated as of March 1, 2006, to Loan and Security Agreement, dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(32) (Exhibit 99.1)
10.59	Separation Agreement between the Company and Henry F. Blissenbach	(33) (Exhibit 99.1)
10.60	Letter Agreement between the Company and Barry A. Posner	(33) (Exhibit 99.3)
10.61	Employment offer letter, dated July 18, 2005, from the Company to Brian Reagan	*
10.62	Amendment to Change of Control Severance Agreement between the Company and Brian Reagan	*
21	List of Subsidiaries	*
23.1	Consent of Ernst and Young, LLP	*
31.1	Certification of Henry F. Blissenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Gregory H. Keane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Henry F. Blissenbach pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Gregory H. Keane pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-60647), as amended, which became effective on August 21, 1998.

(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004

(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005

(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005

(5)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-05327), as amended, which became effective on August 14, 1996.

(6)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003.

(7)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(8)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(10)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

(11)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

(12)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

(13)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(14)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 10, 2000.

(16)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001.

(17)	Incorporated by reference to the indicated exhibit to the Company’s Form 8-K filed on February 5, 2002.

(18)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(19)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2002.

(20)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 24, 2002.

(21)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.

(22)	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company’s Form 8-A/ A dated December 4, 2002.

(23)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2003.

(24)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

(26)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-4, Registration No. 333-119098

(27)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on October 28, 2004

(28)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004

(29)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(30)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005

(31)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2005

(32)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006

(33)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2006
*    Filed with this Annual Report on Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

BIOSCRIP INC.

/s/ Gregory H. Keane

Gregory H. Keane
Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard H. Friedman Richard H. Friedman	Executive Chairman of the Board	March 31, 2006

/s/ Henry F. Blissenbach Henry F. Blissenbach	Director and Chief Executive Officer (principal executive officer)	March 31, 2006

/s/ Gregory H. Keane Gregory H. Keane	Chief Financial Officer (principal financial officer)	March 31, 2006

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 31, 2006

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 31, 2006

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 31, 2006

/s/ David R. Hubers David R. Hubers	Director	March 31, 2006

/s/ Michael Kooper Michael Kooper	Director	March 31, 2006

/s/ Richard L. Robbins Richard L. Robbins	Director	March 31, 2006

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 31, 2006

EXHIBIT INDEX
(Exhibits being filed with this Annual Report on Form 10-K)

4.1	Specimen Common Stock Certificate
10.61	Employment offer letter, dated July 18, 2005, from the Company to Brian Reagan
10.62	Amendment to Change of Control Severance Agreement between the Company and Brian Reagan
21	List of Subsidiaries
23.1	Consent of Ernst and Young LLP
31.1	Certification of Henry F. Blissenbach pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Gregory H. Keane pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Henry F. Blissenbach pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gregory H. Keane pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002