Form 10-Q
period 2006-03-31
BioScrip, Inc.
filed 2006-05-10
CIK 1014739

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
☐ Large accelerated filer            ☑ Accelerated filer            ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 28, 2006, there were outstanding 37,356,838 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$5,034	$1,521
Receivables, less allowance for doubtful accounts of $13,082 and $14,406 at March 31, 2006 and December 31, 2005, respectively	123,816	118,762
Inventory	29,404	25,873
Prepaid expenses and other current assets	1,635	2,054
Deferred taxes	12,295	11,225

Total current assets	172,184	159,435

Property and equipment, net	9,689	9,232
Other assets and investments	942	939
Goodwill	114,937	104,268
Intangible assets, net	13,591	14,713

Total assets	$311,343	$288,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$30,218	$7,427
Accounts payable	50,307	39,969
Claims payable	20,342	31,402
Payables to plan sponsors	1,686	1,695
Accrued expenses and other current liabilities	10,351	11,454

Total current liabilities	112,904	91,947

Deferred taxes	2,383	875

Total liabilities	115,287	92,822

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,220,838 shares issued and outstanding at March 31, 2006; 37,094,252 shares issued and outstanding at December 31, 2005;	4	4
Treasury stock, 2,198,076 shares at cost	(8,002)	(8,002)
Additional paid-in capital	236,405	234,958
Accumulated deficit	(32,351)	(31,195)

Total stockholders’ equity	196,056	195,765

Total liabilities and stockholders’ equity	$311,343	$288,587

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue	$299,718	$188,398
Cost of revenue	269,388	167,951

Gross profit	30,330	20,447

Selling, general and administrative expenses	27,886	15,551
Bad debt expense	2,299	733
Amortization of intangibles	1,622	891
Merger and integration expenses	131	387

Total operating expenses	31,938	17,562

(Loss) income from operations	(1,608)	2,885

Interest expense, net	450	153

(Loss) income before income taxes	(2,058)	2,732

(Benefit from) provision for income taxes	(902)	1,065

Net (loss) income	$(1,156)	$1,667

Basic net (loss) income per share	$(0.03)	$0.07

Diluted net (loss) income per share	$(0.03)	$0.06

Basic weighted-average shares	37,202	25,586

Diluted weighted-average shares	37,202	25,980

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common	Treasury	Additional Paid-	Accumulated	Total Stockholders’
	Stock	Stock	In Capital	Deficit	Equity
Balance December 31, 2005	$4	$(8,002)	$234,958	$(31,195)	$195,765

Exercise of stock options and other related activities	—	—	711	—	711
Compensation under employee compensation plans	—	—	645	—	645
Tax benefit relating to employee stock compensation	—	—	91	—	91
Net (loss) income	—	—	—	(1,156)	(1,156)

Balance March 31, 2006	$4	$(8,002)	$236,405	$(32,351)	$196,056

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005

Operating activities
Net (loss) income	$(1,156)	$1,667
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,042	641
Amortization	1,622	891
Change in deferred income tax	438	(5,417)
Excess tax benefits relating to employee stock compensation	(19)	—
Tax benefit relating to employee stock compensation	91	—
Compensation under employee compensation plans	645	34
Provision for losses on receivables	2,299	733
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(3,544)	3,473
Inventory	(3,042)	(1,337)
Prepaid expenses and other current assets	490	(98)
Accounts payable	7,639	4,941
Claims payable	(11,060)	(1,129)
Accrued expenses	(1,348)	(6,686)

Net cash used in operating activities	(5,903)	(2,287)

Investing activities
Purchases of property and equipment, net of disposals	(1,206)	(376)
Cost of acquisitions, net of cash acquired	(12,914)	17,441
Decrease in other assets	17	1,755

Net cash (used in) provided by investing activities	(14,103)	18,820

Financing activities
Net borrowings (repayments) on line of credit	22,790	(5,756)
Principal payments on capital lease obligations	—	(35)
Excess tax benefits relating to employee stock compensation	19	—
Proceeds from exercise of stock options	710	626

Net cash provided by (used in) financing activities	23,519	(5,165)

Increase in cash and cash equivalents	3,513	11,368

Cash and cash equivalents at beginning of year	1,521	2,957

Cash and cash equivalents at end of period	$5,034	$14,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$521	$181

Cash paid during the period for income taxes	$2,054	$1,082

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. (the “Company”) for the year ended December 31, 2005 (the “Form 10-K”) filed with the U.S Securities and Exchange Commission (“the SEC”) on March 31, 2006. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets and statements of operations and cash flows for the periods presented have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
NOTE 2 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Numerator:
Net (loss) income	$(1,156)	$1,667

Denominator — Basic:
Weighted average number of common shares outstanding	37,202	25,586

Basic (loss) income per common share	$(0.03)	$0.07

Denominator — Diluted:
Weighted average number of common shares outstanding	37,202	25,586
Common share equivalents of outstanding stock options	0	394

Total diluted shares outstanding	37,202	25,980

Diluted (loss) income per common share	$(0.03)	$0.06

The net loss per diluted share for the period ended March 31, 2006 excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

NOTE 3 — STOCK-BASED COMPENSATION PLANS
     At March 31, 2006, the Company has several stock-based employee compensation plans pursuant to which incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) awards are granted to employees and non-employee directors. Prior to January 1, 2006, those plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued by the Financial Accounting Standards Board (“FASB”). Under APB 25, only the intrinsic value of stock options was recognized in the Statement of Operations for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the first quarter of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Under these plans there were a total of 15,087,596 shares authorized for issuance. As of March 31, 2006, there remain 3,197,622 shares available for grant under the Plans.
     Options granted under the Plans vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of such options is equal to the fair market value on the date of grant. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to more than a 10% stockholder).
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The Company has never paid dividends on its Common Stock and does not anticipate doing so in the foreseeable future.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	52.1%	73.7%
Risk-free interest rate	5.00%	5.25%
Expected life of options	3.2 years	5.0 years
Dividend rate	-0-	-0-
Fair value of options	$3.09	$4.10
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before income taxes increased $0.6 million, or $0.01 per share, compared to continuing to account for share-based compensation under APB 25.
     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to adopting SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense on a straight line basis over the options’ vesting periods (in thousands, except per share amounts).

Three Months
Ended March 31,
2005
Net income, as reported	$1,667
Plus: Stock award-based employee compensation included in reported net income, net of related tax effect	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(799)

Pro forma net income	$873

Earnings per share:
Basic — as reported	$0.07
Basic — pro forma	$0.03
Diluted — as reported	$0.06
Diluted — pro forma	$0.03
     Prior to the adoption of SFAS 123(R), the Company presented the tax benefit resulting from the exercise of stock options as a cash inflow from operating activities in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits in excess of the tax deductions of the compensation cost to be classified as financing cash inflows. The excess tax benefit classified as financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R). Prior periods are not restated to reflect adoption of SFAS 123(R).
     Stock option activity under the Plans for the first three months of 2006 is as follows:

			Aggregate
		Weighted	Intrinsic	Weighted Average
		Average	Value	Remaining
	Options	Exercise Price	(millions)	Contractual Life

Balance, December 31, 2005	5,892,806	$7.62
Granted	200,000	$7.54
Exercised	(126,586)	$5.81
Canceled	(50,770)	$9.58

Balance, March 31, 2006	5,915,450	$7.64	$6.9	6.2 Years

Outstanding options less expected forfeitures at March 31, 2006	5,809,157	$7.66	$6.8	5.9 Years

Exercisable at March 31, 2006	4,922,050	$7.94	$5.6	5.8 Years

     Options outstanding as of March 31, 2006 expire on various dates ranging from May 2006 through January 2016. The following table outlines the Company’s outstanding and exercisable stock options as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
Range of Option	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 0.00 - $ 5.20	1,586,100	$3.66	5.1 Years	1,450,100	$4.00

$ 5.29 - $ 7.03	1,520,061	$6.35	6.8 Years	1,104,323	$6.34

$ 7.26 - $ 9.56	1,734,513	$8.44	7.5 Years	1,292,851	$8.66

$ 9.60 - $13.06	697,109	$12.01	3.9 Years	697,109	$12.01

$15.13 - $20.25	377,667	$17.75	5.9 Years	377,667	$17.75

	5,915,450	$7.64	6.2 Years	4,922,050	$7.94

     Stock option activity for non-vested shares under the Plans for the first three months of 2006 is as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value

Balance, December 31, 2005	1,223,599	$4.36
Granted	200,000	3.09
Vested	(408,333)	4.56
Forfeited	(21,866)	3.78

Balance, March 31, 2006	993,400	$4.03

     As of March 31, 2006, there was $2.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of options exercised during the quarter was $0.2 million.
     As compensation expense for options granted is recorded over the vesting period of options, future stock-based compensation expense may be greater as additional options are granted.
NOTE 4 — OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. Corporate overhead is allocated between the two segments based on adjusted revenue for each segment.

Segment Reporting Information
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Specialty Services	$203,638	$95,761
PBM Services	96,080	92,637

	$299,718	$188,398

(Loss) income from operations:
Specialty Services	$(2,667)	$946
PBM Services	1,190	2,326

	(1,477)	3,272
Merger and integration	131	387

(Loss) income from operations:	(1,608)	2,885

Interest expense, net	450	153
Income tax (benefit) expense	(902)	1,065

Net (loss) income:	$(1,156)	$1,667

Depreciation:
Specialty Services	$826	$370
PBM Services	216	271

	$1,042	$641

Assets:
Specialty Services	$211,844	$191,236
PBM Services	99,499	110,573

	$311,343	$301,809

Capital expenditures:
Specialty Services	$1,190	$242
PBM Services	16	134

	$1,206	$376

     The following table sets forth revenue information regarding significant customer(s) by segment (in thousands):

	For the three months ended
	March 31,
	2006	2005
Significant customer A
PBM Services:
Revenue	$36,192	$28,468
% of Total Revenue	12%	15%

Significant customer B
PBM Services:
Revenue	$38,917	$28,335
% of Total Revenue	13%	15%
Specialty Services:
Revenue	$7,569	$4,664
% of Total Revenue	3%	2%
NOTE 5 — ACQUISITIONS
Chronimed Inc. Acquisition
     On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed are included in the Consolidated Statements of Operations beginning March 12, 2005. The acquisition of Chronimed added 28 specialty pharmacies throughout the U.S. to the Company’s existing pharmacies.
     The aggregate purchase price paid for Chronimed was $105.3 million, including direct expenses of $3.7 million associated with the acquisition. The 14,380,551 shares of common stock exchanged and 2,612,146 stock options assumed in the acquisition were valued using the average market price of the Company’s common stock during the period beginning two days before and ending two days after the revised merger agreement was announced. The purchase price has been allocated to the acquired assets and liabilities based on management’s estimates of their fair value and an independent outside valuation.
     The following unaudited consolidated pro forma financial information for the three months ended March 31, 2005 has been prepared assuming Chronimed was acquired as of January 1, 2005. The number of basic and diluted shares has been adjusted assuming the exchange ratio of 1.12 shares of common stock of the Company exchanged for each outstanding share of Chronimed common stock. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2005 (in thousands, except per share amounts):

Unaudited Pro forma Income Statement

Three months ended
March 31, 2005
Revenue	$302,477
Net income	$858
Basic income per common share	$0.02
Diluted income per common share	$0.02
Northland Medical Pharmacy Acquisition
     On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio, for approximately $12.0 million in cash plus a potential earn-out payment contingent on Northland achieving certain future performance benchmarks in 2006. Had this acquisition taken place on January 1, 2005, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at March 31, 2005.
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006 the Company acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California, for approximately $13.1 million in cash plus a potential earn-out payment contingent on ITS achieving certain future performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at March 31, 2006.
NOTE 6 — RESTRUCTURING
     The acquisition of Chronimed resulted in the consolidation of certain finance and information technology functions. The Company’s Rhode Island offices, which included finance and information technology functions, were closed as a result of these consolidations and these functions were transitioned to the Company’s Minnesota office. Accordingly, there have been restructuring costs associated with these consolidations.
     In association with the consolidation of the finance and information technology departments, on March 4, 2005 the Company notified 67 employees that their employment with the Company would be involuntarily terminated. All of these employees were terminated by December 31, 2005. Severance costs were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees, ending December 31, 2005. Current year provisions have been recorded in selling, general and administrative expense in the Specialty Services segment. The following table provides a reconciliation of the restructuring liability at March 31, 2006 (in thousands):
Restructuring

Liability at December 31, 2005	$1,297
Provisions	67
Payments	(770)

Liability at March 31, 2006	$594

NOTE 7 — CONCENTRATION OF CREDIT RISK
     The following table outlines information concerning contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the time periods indicated:

	Plan Sponsor
	A	B
Year-to-date period ended March 31, 2005
% of total revenue	15%	18%
% of total accounts receivable at period end	*	12%
Year-to-date period ended March 31, 2006
% of total revenue	12%	16%
% of total accounts receivable at period end	*	18%

*	Less than 10%.
Plan Sponsor (A) is in the PBM Services segment
Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or “capitated” contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, changes in reimbursement rates from government and private payors, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
     You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Business Overview
     We are a comprehensive pharmacy services provider that distributes specialty and traditional prescription medications, coordinates customer benefits and provides specialized therapy management services for people with certain health conditions, particularly those treated with biotech injectable medications, as well as those afflicted with potentially life threatening or debilitating diseases or genetic disorders requiring specialty medications. We work with patients, physicians and pharmaceutical manufacturers. We also work directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as through third-party administrators. We work with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
     Our services are organized under two operating segments: (i) specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”); and (ii) pharmacy benefit management and traditional mail services (collectively, “PBM Services”).
     Our Specialty Services are provided primarily to patients who either have chronic health conditions or are afflicted with potentially life threatening or debilitating diseases or genetic disorders requiring specialty medications. These specialty services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Services are also offered to physicians, in a variety of practice and/or hospital settings, on behalf of their patients. Many of these physicians have network affiliations with Plan Sponsors, who in turn have a relationship with us.
     Historically, our PBM Services were offered to Plan Sponsors and were designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our dedicated traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, particularly the recent loss of the Centene Corporation contract, which will negatively impact 2006 revenue. Consequently, the PBM Services’ managed care business has decreased as a percentage of total revenue.

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
     On March 1, 2006 we acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California. The addition of ITS enhances our ability to service infusion patients on both the East and West coasts and complements our strategic objective of expanding our infusion operations nationally. Consistent with our branding efforts, ITS’ name has been changed to BioScrip Infusion Services, Inc.
Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting estimates and assumptions made in the preparation of these consolidated financial statements.
     The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements, and in many cases the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application.
Revenue Recognition
     We generate revenue principally through the sale of prescription medications, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is generally derived under fee-for-service agreements; however, an immaterial amount of revenue is derived from capitated agreements. Prescription medication revenue is offset by the rebates shared with Plan Sponsors.
     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the medication is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in our retail pharmacy network, or (b) at the time the medication is dispensed, in the case of a prescription filled through a pharmacy owned by us.
     Revenue generated under our PBM agreements is classified as either gross or net by us based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and have other indicia of risk and reward, we include payments (which include the medication ingredient cost) from these Plan

Sponsors as revenue and payments to the network pharmacy providers as cost of revenue, as these transactions require us to assume credit risk and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not assume credit risk and record only the administrative fees (and not the medication ingredient cost) as revenue.
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
Allowance for Doubtful Accounts
     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor, the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We periodically review the estimation process and make changes to the estimates as necessary. As of March 31, 2006 and December 31, 2005, we have an allowance for doubtful accounts of $13.1 million and $14.4 million, respectively, which includes (i) reserves based on our estimation process described above, and (ii) the acquisition of Chronimed in March, 2005.
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
Impairment of Long Lived Assets
     We evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. It is management’s belief that no such impairment existed as of March 31, 2006.
Goodwill
     We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. It is management’s belief that no such impairment existed as of March 31, 2006.
Indefinite-Lived Intangible Assets
     The determination of fair value of intangible assets requires management to use estimates and assumptions of future cash flows and discount rates. Changes to these estimates and assumptions could affect the estimated fair value. The impairment test compares the fair value of an intangible asset to the carrying value of that asset, and is performed at least annually. If the estimated fair value of an intangible asset is determined to be lower than its carrying value, an impairment charge is recorded for the difference.
     At March 31, 2006, the reported value of our intangible assets was $13.6 million. We cannot predict the occurrence of certain future events that might adversely affect the carrying value of these assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in our relationships with significant customers.
Lease Accounting
     We account for leasing transactions by recording rent expense on a straight-line basis, starting on the date we gain possession of leased property, over the expected life of the lease. Lease terms are generally five years, with many containing one or more options to extend for periods ranging from one to five years. We include tenant improvement allowances received from landlords as adjustments reducing straight-line rent expense. In April 2006 we received approximately $1.2 million in tenant improvement allowances, which will be recorded as an adjustment to straight-line rent expense in future periods.
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
     In addition, we have established, and periodically review and reevaluate, an estimated income tax reserve. This income tax reserve is for anticipated federal and state income tax liability and exposures related to various Federal and state tax matters. An accrual is established at the time an exposure is identified when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While we believe that we have identified all reasonably identifiable liabilities and exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstance, it is possible that additional exposures exist and that the exposures will be settled at amounts different than the amounts reserved. It is possible that changes in estimates in the future could cause us to either materially increase or reduce the carrying amount of our income tax reserve. Our effective tax rate is 43.8% in 2006.
Accounting for Stock-Based Compensation
     We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006 under provisions of SFAS 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the first quarter of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123(R) we accounted for employee stock and stock-based compensation plans through the intrinsic value method in accordance with APB 25 as permitted by SFAS No. 123, and as such, generally recognized no compensation expense for employee stock options. As a result of adopting SFAS 123(R) as of January 1, 2006, our loss before income taxes increased $0.6 million, or $0.01 per share, compared to continuing to account for share-based compensation under APB 25.
     As of March 31, 2006, there was $2.4 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Results of Operations
     The table below presents the reconciliation between our GAAP (reported) and non-GAAP (pro forma) consolidated results, assuming the acquisition of Chronimed had occurred on January 1, 2005. Related estimated amortization expense is added, and the adjusted shares reflect the conversion of Chronimed shares at the 1.12 exchange ratio for comparative purposes. We believe this information to be more helpful in gaining an understanding of future results and trends. In the following Management’s Discussion and Analysis we provide discussion of both reported results as set forth in the Financial Statements and the pro forma results as presented in the table below.

Unaudited Proforma Consolidated Results
(in thousands, except per share amounts)

	Quarter ended March 31,
	2006	2005
					BioScrip, Inc.
		MIM Corporation	Chronimed Inc.	Pro Forma	Pro Forma
	BioScrip, Inc.	As Reported (1)	Pre-Merger	Adjustments (2)	Combined

Revenue
Special Services	$203,638	$95,761	$114,079	$—	$209,840
PBM Services	96,080	92,637	—	—	92,637

	299,718	188,398	114,079	—	302,477
Cost of revenue	269,388	167,951	101,155	—	269,106

Gross profit	30,330	20,447	12,924	—	33,371

Operating expenses
Selling, general and administrative expenses	27,886	15,551	10,498	—	26,049
Bad debt expense	2,299	733	840	—	1,573
Amortization of intangibles	1,622	891	—	958	1,849
Merger and integration expenses	131	387	2,037		2,424

Total operating expenses	31,938	17,562	13,375	958	31,895

(Loss) income from operations	(1,608)	2,885	(451)	(958)	1,476

Interest expense (income), net	450	153	(84)	—	69

(Loss) income before income taxes	(2,058)	2,732	(367)	(958)	1,407
Income tax (benefit) expense	(902)	1,065	(143)	(373)	549

Net (loss) income	$(1,156)	$1,667	$(224)	$(585)	$858

Basic weighted average shares	37,202	25,586			36,802
Diluted weighted average shares	37,202	25,980			37,165

Basic net (loss) income per share	$(0.03)	$0.07			$0.02
Diluted net (loss) income per share (3)	$(0.03)	$0.06			$0.02

(1)	Includes the results of operations of MIM Corporation for the full quarter and of Chronimed Inc. from March 12, 2005 through March 31, 2005.

(2)	Reflects estimated amortization expense from Chronimed Inc. for the quarter.

(3)	The March 2006 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
     Revenue. Reported revenues for the first quarter of 2006 were $299.7 million compared to $188.4 million in the first quarter of 2005. This increase was primarily attributable to the acquisition of Chronimed Inc. in March, 2005 as well as increased revenue from the PBM Services segment. These increases were partially offset by decreases in Specialty Services segment revenue.
     Revenue for the first quarter of 2006 was $299.7 million compared to $302.5 million on a pro forma basis for the same period in 2005. First quarter 2006 PBM Services revenue was $96.1 million, an increase of $3.4 million, or 3.7%, from the same period a year ago on a pro forma basis primarily due to increased traditional mail volume which was partially offset by a decline in pharmacy benefit management revenue as a result of the loss of our customer Centene Corporation that was previously communicated to take place throughout the year. First quarter 2006 Specialty Services revenue was $203.6 million, a decrease of $6.2 million or 3.0% from the pro forma basis for the same period a year ago, primarily due to the loss of Chronimed’s Aetna contract which terminated on February 28, 2005. This decline was partially offset by strong growth in infusion and the acquisitions of Northland Pharmacy in October 2005 and ITS in March 2006.

     Cost of Revenue and Gross Profit. Reported cost of revenue for the first quarter of 2006 was $269.4 million compared to $168.0 million for the same period in 2005. Gross margin as a percentage of revenue declined from 10.9% in first quarter 2005 to 10.1% in first quarter 2006. The lower gross margins are due primarily to payor reimbursement pressure and cost increases on certain medications.
     Cost of revenue increased $0.3 million, or 0.1%, to $269.4 for the period ended March 31, 2006 from $269.1 on a pro forma basis for the same period in 2005. Gross profit decreased $3.0 million, or 9.1%, from $33.4 million on a pro forma basis for the first quarter of 2005 to $30.3 million for the same period of 2006. We experienced a decline in gross margin as a percentage of revenue in the first quarter of 2006 to 10.1% compared to the pro forma first quarter of 2005 rate of 11.0%, primarily due to lower reimbursement rates and higher product costs in the quarter across all business segments.
     Selling, General and Administrative Expenses. For the three months ended March 31, 2006, selling, general and administrative expenses (“SG&A”) increased to $27.9 million, or 9.3% of total revenue, from $15.6 million, or 8.3% of total revenue, for the same period a year ago. This increase in SG&A is the result of the addition of Chronimed’s expenses for the full first quarter of 2006 compared to only 19 days of expenses during first quarter 2005, as well as increased expense to support growth of the business. We incurred $0.6 million of stock option expense due to the adoption of SFAS 123(R) at January 1, 2006. No stock option expense was recorded in the first quarter of 2005. We also incurred $0.3 million in severance expense in the first quarter of 2006 related to the previously announced retirement of our Chief Executive Officer (“CEO”), Henry Blissenbach. This severance accrual will continue at $0.3 million per month through June 2006.
     SG&A expenses for the first quarter of 2006 were $27.9 million, or 9.3% of total revenue, compared to $26.0 million, or 8.6% of total revenue, on a pro forma basis for the first quarter of 2005. SG&A expenses increased primarily due to increased spending in our Specialty Services segment along with stock option expense and CEO severance expense discussed above.
     Bad Debt Expense. For the three months ended March 31, 2006, bad debt expense increased to $2.3 million from $0.7 million for the same period a year ago. The increase reflects an increased bad debt accrual rate due to lower than expected collections during the Chronimed merger integration period. We are enhancing our collection processes to improve our financial performance and return to historical bad debt accrual rates.
     Bad debt expense for the first quarter of 2006 was $2.3 million, an increase of $0.7 million compared to $1.6 million on a pro forma basis for the first quarter of 2005. We are enhancing our collection processes to improve our financial performance and return to historical bad debt accrual rates.
     Amortization of Intangibles. For the first three months of 2006 we recorded amortization of intangibles of $1.6 million compared to $0.9 million for the same period in 2005. The increase in 2006 was primarily the result of the additional amortization resulting from the acquisition of Chronimed on March 12, 2005.
     The amortization of intangibles for the quarter ended March 31, 2006 was $1.6 million compared to a pro forma basis of $1.8 million for the same period a year ago. The decrease was primarily the result of the write-off of intangible assets in 2005.
     Merger and Integration Expenses. For the three months ended March 31, 2006, merger and integration expenses decreased $0.3 million to $0.1 million from $0.4 million for the same period a year ago. Merger and integration expenses include expenses incurred to consolidate the acquisition of Chronimed, including severance and re-branding costs.
     Merger and integration expense decreased to $0.1 million for the first quarter of 2006 from $2.4 million on a pro forma basis in the first quarter of 2005. The integration expense for 2005 includes pre-merger expenses recorded by Chronimed.
     Net Interest Expense. Net interest expense was $0.5 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. This interest expense is associated with the line of credit which was used to fund the acquisition of ITS and general working capital requirements.
     Net interest expense was $0.5 million for the three months ended March 31, 2006 compared to $0.1 million on a pro forma basis for the three months ended March 31, 2005. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts in the first quarter of 2005.

     Provision for Income Taxes. The reported benefit from income tax for the first quarter of 2006 was $0.9 million compared to income tax expense of $1.1 million for the first quarter of 2005. The effective tax rate for these periods was 43.8% and 39.0%, respectively. The increased rate for 2006 is due primarily to an increase in potential state tax liabilities.
     The pro forma basis tax rate was 39.0%. This resulted in a pro forma income tax provision of $0.5 million for the first quarter of 2005, based on the pro forma income before taxes compared to an income tax benefit of $0.9 million for the first quarter of 2006.
     Net Income and Earnings Per Share. Net loss for the first quarter of 2006 was $1.2 million, or $0.03 per diluted share, compared to net income of $1.7 million, or $0.06 per diluted share, for the same period last year. The decline in net income is due to gross margin decline, increased SG&A expense to support growth in the business and increased amortization.
     Net loss for the first quarter of 2006 was $1.2 million, or $0.03 per diluted share. This compares to net income of $0.9 million, or $0.02 per diluted share, on a pro forma basis for the first quarter of 2005.
Liquidity and Capital Resources
     For the three months ended March 31, 2006 net cash used in operating activities totaled $5.9 million compared to $2.3 million for the same period last year. Increases in net receivables and inventory of $3.5 million and $3.0 million, respectively, as well as payment against claims payable of $11.0 million were partially offset by increases in accounts payable of $7.6 million.
     Net cash used in investing activities during the three months ended March 31, 2006 was $14.1 million, primarily due to the acquisition of ITS on March 1, 2006 for $13.1 million in cash. This compares to $18.8 million provided by investing activities in the same period in 2005, primarily from the acquisition of Chronimed.
     For the three months ended March 31, 2006 net cash provided by financing activities was $23.5 million compared to net cash used in financing activities of $5.2 million for the same period in 2005. At March 31, 2006 there was $30.2 million of outstanding bank borrowings under our $65 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $22.8 million increase in first quarter 2006 compared to a decrease of $5.8 million the same period in 2005. Outstanding borrowings increased in the first quarter of 2006 primarily as a result of the acquisition of ITS and increased working capital requirements. We are currently negotiating an extension and potential expansion of the Facility and improved terms and conditions thereunder.
     At March 31, 2006 we had working capital of $59.3 million compared to $67.5 million at December 31, 2005.
     The Facility was increased in March 2006 to provide for borrowings up to $65 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The current term of the Facility expires on November 1, 2006 and will automatically renew for additional one-year terms unless either party gives notice not less than 90 days prior to the expiration of the then current term of its intention not to renew the Facility. The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. The Facility permits us to request an increase in the amount available for borrowing to up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.
     As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the current and potentially expanded Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months. However, we have recently been selected by the Centers for Medicare and Medicaid Services as the national vendor for the initial phase of the new Competitive Acquisition Program for certain Part B drugs and biologicals commencing July 1, 2006. Implementing this program will likely require an increase in our line of credit. Though we believe that we will be successful in expanding our line of credit, there are no assurances that it will occur. We may then need to seek higher-cost alternatives or restrict our revenue growth.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At December 31, 2005 we had Federal net operating loss carry forwards (“NOLs”) of approximately $14.0 million, which will begin expiring in 2017. Certain of the NOLs are subject to limitation and may be utilized in a future year upon release of the limitation. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired.
Other Matters
     We make available through our website, www.bioscrip.com, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports (when applicable), and other reports filed with the SEC. Such access is free of charge and is available as soon as reasonably practicable after such information is filed with the SEC. This information may also be accessed through the SEC website at www.sec.gov.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 31, 2006 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. A 10% increase in interest rates would not have a significant effect on our interest expense. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At March 31, 2006, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act, such as the Quarterly Report on Form 10-Q (“Form 10-Q”), is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.
     In connection with the preparation of our 2005 Annual Report on Form 10-K as of December 31, 2005 (“Form 10-K”), an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13d-15(e) and 15d-15(e)). Based on that evaluation, management concluded that our disclosure controls as of December 31, 2005 were not effective as a result of material weaknesses in internal control over financial reporting. The material weaknesses identified by management were in the areas of information technology, revenue recognition and accounts receivable. The material weaknesses were disclosed in Item 9A of our Form 10-K which was filed with the SEC on March 31, 2006.
     As part of its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this Form 10-Q, management has identified no material weaknesses other than those described in the Form 10-K. Although we believe that progress has been made to address these material weaknesses, management has concluded that the material weaknesses disclosed in our Form 10-K filed on March 31, 2006 continue to exist as of the quarter ended March 31, 2006, and therefore, has also concluded that our disclosure controls and procedures were not effective as of March 31, 2006 for the same reasons disclosed in the Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weaknesses in internal control over financial reporting which continue to exist as of March 31, 2006, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the material weaknesses in internal control over financial reporting disclosed in the Form 10-K. Because the filing of the Form 10-K occurred on March 31, 2006 and as such coincided with the quarter ended March 31, 2006, no additional changes in our internal controls over financial reporting occurred during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in Form 10-K.
CEO and CFO Certifications
     Attached as exhibits to this quarterly report are “Certifications” of the CEO and CFO as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. The disclosures in this Item 4 contain information concerning the Controls Evaluation referred to in the Rule 13a-14(a) Certifications and should be read in conjunction with the certifications as well as Item 9A of Form 10-K for a more complete understanding of the matters covered by the certifications.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in any of the proceedings disclosed previously in the Form 10-K filed on March 31, 2006, nor have there been any material new proceedings filed in any courts subsequent to the Form 10-K filed on March 31, 2006.
Item 1A. Risk Factors
     There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 31, 2006.
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

BIOSCRIP, INC.
Date: May 10, 2006	/s/ Gregory H. Keane
Gregory H. Keane, Chief Financial Officer