Form 10-Q
period 2006-06-30
BioScrip, Inc.
filed 2006-08-09
CIK 1014739

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-28740

BioScrip, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Clearbrook Road, Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     On August 7, 2006, there were outstanding 37,537,331 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,075	$1,521
Receivables, less allowance for doubtful accounts of $13,415 and $14,406 at June 30, 2006 and December 31, 2005, respectively	121,129	118,762
Inventory	29,660	25,873
Prepaid expenses and other current assets	3,810	2,054
Deferred taxes	13,307	11,225

Total current assets	171,981	159,435

Property and equipment, net	11,163	9,232
Other assets and investments	908	939
Goodwill	114,814	104,268
Intangible assets, net	11,952	14,713

Total assets	$310,818	$288,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$38,170	$7,427
Accounts payable	54,771	39,969
Claims payable	10,366	31,402
Payables to plan sponsors	1,447	1,695
Accrued expenses and other current liabilities	13,659	11,454

Total current liabilities	118,413	91,947

Deferred taxes, net	1,501	875

Total liabilities	119,914	92,822

Stockholders’ equity
Common stock, $.0001 par value; 75,000,000 shares authorized, 37,263,931 issued and outstanding at June 30, 2006; 37,094,252 shares issued and outstanding at December 31, 2005	4	4
Treasury stock, 2,198,076 shares at cost	(8,002)	(8,002)
Additional paid-in capital	236,963	234,958
Accumulated deficit	(38,061)	(31,195)

Total stockholders’ equity	190,904	195,765

Total liabilities and stockholders’ equity	$310,818	$288,587

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$279,585	$286,617	$579,303	$475,015

Cost of revenue	250,791	256,104	520,178	424,055

Gross profit	28,794	30,513	59,125	50,960

Selling, general and administrative expenses	31,100	26,302	59,003	41,854
Bad debt expense	4,355	1,285	6,654	2,018
Amortization of intangibles	1,639	1,956	3,261	2,847
Merger related expenses	—	747	114	1,134
Goodwill and intangible impairment	—	5,886	—	5,886

Loss from operations	(8,300)	(5,663)	(9,907)	(2,779)

Interest income (expense), net	(731)	12	(1,182)	(141)

Loss before benefit from income taxes	(9,031)	(5,651)	(11,089)	(2,920)

Tax benefit	(3,321)	(2,111)	(4,223)	(1,047)

Net loss	$(5,710)	$(3,540)	$(6,866)	$(1,873)

Basic loss per share	$(0.15)	$(0.10)	$(0.18)	$(0.06)

Diluted loss per share	$(0.15)	$(0.10)	$(0.18)	$(0.06)

Weighted average shares used in computing basic loss per share	37,222	36,829	37,212	31,238

Weighted average shares used in computing diluted loss per share	37,222	36,829	37,212	31,238

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity

Balance December 31, 2005	$4	$(8,002)	$234,958	$(31,195)	$195,765
Exercise of stock options			752		752
Compensation under employee compensation plans			1,146		1,146
Tax benefit relating to employee stock compensation			107		107
Net loss				(6,866)	(6,866)

Balance June 30, 2006	$4	$(8,002)	$236,963	$(38,061)	$190,904

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,866)	$(1,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,073	1,538
Amortization	3,261	2,847
Goodwill and intangible impairment	—	5,886
Change in deferred income tax	(1,455)	(1,747)
Tax benefit relating to employee stock compensation	107	57
Excess tax benefits relating to employee stock compensation	(19)	—
Compensation under employee compensation plans	1,146	—
Provision for losses on receivables	6,654	2,018
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(4,921)	(3,057)
Inventory	(3,299)	(1,926)
Prepaid expenses and other current assets	(1,686)	772
Accounts payable	12,103	5,176
Claims payable	(21,036)	(1,742)
Accrued expenses and other current and non-current liabilities	1,722	(16,270)

Net cash used in operating activities	(12,216)	(8,321)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(3,711)	(1,486)
Acquisitions, net of cash acquired	(13,082)	16,992
Decrease in other assets	50	1,563

Net cash provided by (used in) investing activities	(16,743)	17,069

Cash flows from financing activities:
Borrowings/(repayments) on line of credit, net	30,742	(7,303)
Proceeds from exercise of stock options	752	1,075
Excess tax benefits relating to employee stock compensation	19	—
Principal payments on capital lease obligations	—	(34)

Net cash provided by (used in) financing activities	31,513	(6,262)

Net increase in cash and cash equivalents	2,554	2,486

Cash and cash equivalents-beginning of period	1,521	2,957

Cash and cash equivalents-end of period	$4,075	$5,443

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$998	$344

Cash paid during the period for income taxes	$2,089	$2,109

See accompanying Notes to Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. (the “Company”) for the year ended December 31, 2005 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“the SEC”) on March 31, 2006. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets, statements of operations, statement of stockholders’ equity and statement of cash flows for the periods presented have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
NOTE 2 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(5,710)	$(3,540)	$(6,866)	$(1,873)

Denominator — Basic:
Weighted average number of common shares outstanding	37,222	36,829	37,212	31,238

Basic loss per common share	$(0.15)	$(0.10)	$(0.18)	$(0.06)

Denominator — Diluted:
Weighted average number of common shares outstanding	37,222	36,829	37,212	31,238
Common share equivalents of outstanding stock options	—	—	—	—

Total diluted shares outstanding	37,222	36,829	37,212	31,238

Diluted loss per common share	$(0.15)	$(0.10)	$(0.18)	$(0.06)

     The net loss per diluted share for the periods ended June 30, 2006 and 2005 excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 3 — STOCK-BASED COMPENSATION PLANS
     At June 30, 2006, the Company has several stock-based employee compensation plans (the “Plans”) pursuant to which incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) awards may be granted to employees and non-employee directors. Prior to January 1, 2006, those plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued by the Financial Accounting Standards Board (“FASB”). Under APB 25, only the intrinsic value of stock options was recognized in the Statement of Operations for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the first quarter of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Under these plans there were a total of 15,087,596 shares authorized for issuance. As of June 30, 2006, there remain 2,986,190 shares available for grant under the Plans.
     Options granted under the Plans typically vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of such options is equal to the fair market value on the date of grant. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to a stockholder holding 10% or more of the Company’s common stock).
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

	Three Months Ended June30,		Six Months Ended June 30,
	2006	2005	2006	2005

Expected volatility	52.0%	73.7%	52.0%	73.7%
Risk-free interest rate	5.07%	4.25%	4.50%	4.25%
Expected life of options	4.4 years	5.0 years	4.5 years	5.0 years
Dividend rate	-0-	-0-	-0-	-0-
Fair value of options	$2.62	$3.34	$3.45	$4.00
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company incurred stock option expense of $0.5 million and $1.1 million for the three and six month periods ended June 30, 2006, respectively.
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

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(3,540)	$(1,873)
Plus: Stock award-based employee compensation included in reported net loss, net of related tax effect	5	10
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(400)	(775)

Pro forma net loss	$(3,935)	$(2,638)

Loss per share:
Basic — as reported	$(0.10)	$(0.06)
Basic — pro forma	$(0.11)	$(0.08)
Diluted — as reported	$(0.10)	$(0.06)
Diluted — pro forma	$(0.11)	$(0.08)

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
     Stock option activity under the Plans for the first six months of 2006 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(millions)	Contractual Life

Balance, December 31, 2005	5,892,806	$7.62
Granted	246,250	$7.20
Exercised	(169,679)	$5.41
Canceled	(222,755)	$11.75
Balance June 30, 2006	5,746,622	$7.50	$2.6	6.1 years

Outstanding options less expected forfeitures at June 30, 2006	5,665,461	$7.52	$2.6	6.1 years

Exercisable at June 30, 2006	4,744,101	$7.80	$1.9	5.7 years

     Options outstanding as of June 30, 2006 expire on various dates ranging from July 8, 2006 through May 23, 2016. The following table outlines the Company’s outstanding and exercisable stock options as of June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of Options	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 0.00 — $ 5.20	1,537,657	$3.65	4.9 years	1,401,657	$4.01
$ 5.29 — $ 7.03	1,560,235	$6.33	6.6 years	1,112,042	$6.34
$ 7.26 — $ 9.56	1,735,873	$8.44	7.2 years	1,317,545	$8.64
$ 9.60 — $12.06	535,190	$11.73	4.7 years	535,190	$11.73
$15.13 — $20.25	377,667	$17.75	5.6 years	377,667	$17.75

	5,746,622	$7.50	6.1 years	4,744,101	$7.80

     Stock option activity for non-vested shares under the Plans for the first six months of 2006 is as follows:

		Weighted Average
		Grant-Date Fair
	Options	Value

Balance, December 31, 2005	1,223,599	$4.36
Granted	246,250	3.45
Vested	(445,002)	4.59
Forfeited	(22,326)	4.39

Balance, June 30, 2006	1,002,521	$4.03
     As of June 30, 2006, there was $2.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised for the six months ended June 30, 2006 was $0.3 million.

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
Segment Reporting Information
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Specialty Services	$210,471	$193,114	$414,109	$288,876
PBM Services	69,114	93,503	165,194	186,139

Total	$279,585	$286,617	$579,303	$475,015

Loss from operations:
Specialty Services	$(6,972)	$(6,427)	$(9,657)	$(5,481)
PBM Services	(1,328)	1,511	(136)	3,836

	(8,300)	(4,916)	(9,793)	(1,645)
Merger related expenses	—	747	114	1,134

Loss from operations	(8,300)	(5,663)	(9,907)	(2,779)

Interest expense (income), net	731	(12)	1,182	141
Income tax benefit	(3,321)	(2,111)	(4,223)	(1,047)

Net loss:	$(5,710)	$(3,540)	$(6,866)	$(1,873)

Depreciation expense:
Specialty Services	$853	$616	$1,679	$986
PBM Services	178	282	394	552

Total	$1,031	$898	$2,073	$1,538

Total assets:
Specialty Services			$244,570	$201,454
PBM Services			66,248	88,454

Total			$310,818	$289,908

Capital expenditures:
Specialty Services	$1,674	$1,024	$2,864	$1,266
PBM Services	831	86	847	220

Total	$2,505	$1,110	$3,711	$1,486

     The following table sets forth revenue information regarding significant customer(s) by segment (in thousands):

	For the three months		For the six months ended
	ended June 30,		June 30,
	2006	2005	2006	2005

Significant Customer A
PBM Services:
Revenue	$10,029	$31,147	$46,221	$59,615
% of Total Revenue	4%	11%	8%	13%

Significant Customer B
PBM Services:
Revenue	$22,094	$28,795	$61,011	$57,130
% of Total Revenue	8%	10%	11%	12%
Specialty Services:
Revenue	$4,466	$4,907	$12,035	$9,571
% of Total Revenue	2%	2%	2%	2%

NOTE 5 — ACQUISITIONS
Chronimed Inc. Acquisition
     On March 12, 2005 the Company acquired all of the issued and outstanding capital stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of the Company’s common stock. The results of operations of Chronimed have been included in the Consolidated Statements of Operations since March 12, 2005. The acquisition of Chronimed added 28 specialty pharmacies throughout the U.S. to the Company’s existing pharmacies.
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
     The following unaudited consolidated pro forma financial information for the six months ended June 30, 2005 has been prepared assuming Chronimed was acquired as of January 1, 2005. The number of basic and diluted shares has been adjusted assuming the exchange ratio of 1.12 shares of common stock of the Company exchanged for each outstanding share of Chronimed common stock. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2005 (in thousands, except per share amounts):
Unaudited Pro forma Income Statement

Six Months Ended
June 30, 2005
Revenue	$589,094
Net loss	$(2,589)
Basic loss per share	$(0.07)
Diluted loss per share	$(0.07)
Northland Medical Pharmacy Acquisition
     On October 7, 2005 the Company acquired all of the issued and outstanding capital stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio, for approximately $12.0 million in cash plus a potential earn-out payment contingent on Northland achieving certain future performance benchmarks in 2006. Had this acquisition taken place on January 1, 2005, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at June 30, 2005.
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006 the Company acquired all of the issued and outstanding capital stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California, for approximately $13.1 million in cash, which resulted in approximately $10.5 million of goodwill, plus a potential earn-out payment contingent on ITS achieving certain future performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at June 30, 2006.

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
     On March 4, 2005, in connection with the consolidation of the finance and information technology departments, the Company notified 67 employees that their employment with the Company would be involuntarily terminated. All of these employees were terminated by December 31, 2005. Severance costs were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, with the expense being allocated over the estimated retention period of employees, which ended December 31, 2005. Current year adjustments to provisions have been recorded in selling, general and administrative expense in the Specialty Services segment. The following table provides a reconciliation of the restructuring liability at June 30, 2006 (in thousands):
Restructuring

Liability at December 31, 2005	$1,297
Adjustments to provisions	67
Payments	(1,364)

Liability at June 30, 2006	$—
NOTE 7 — CONCENTRATION OF CREDIT RISK
     The following table outlines information concerning contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the time periods indicated:

	Plan Sponsor
	A	B

Year-to-date period ended June 30, 2005
% of total revenue	13%	14%
% of total accounts receivable at period end	*	10%
Year-to-date period ended June 30, 2006
% of total revenue	*	13%
% of total accounts receivable at period end	*	19%

* Less than 10%.

Plan Sponsor (A) is in the PBM Services segment.

Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with risk-based or “capitated” contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, changes in reimbursement rates from government and private payors, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
     You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Business Overview
     We are a comprehensive specialty pharmacy services and pharmacy benefit management (“PBM”) services provider. Our specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”) include distributing specialty and traditional prescription medications, coordinating customer benefits and providing specialized therapy management services for people with certain health conditions, particularly those treated with biotech injectable or infusable medications, as well as those afflicted with potentially life threatening or debilitating diseases or genetic disorders requiring specialty medications. Our PBM services include network claims processing, benefit design consultation, drug utilization review and formulary management. We work with patients, physicians and pharmaceutical manufacturers. We also work directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as through third-party administrators. We work with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
     Our services are reported under two operating segments: (i) Specialty Services; and (ii) pharmacy benefit management and traditional mail services (collectively, “PBM Services”).
     Our Specialty Services are provided primarily to patients who either have chronic health conditions or are afflicted with potentially life threatening or debilitating diseases or genetic disorders which require specialty medications. These specialty services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Services are also offered to physicians, in a variety of practice and/or hospital settings, on behalf of their patients. Many of these physicians have network affiliations with Plan Sponsors, who in turn have a relationship with us.
     Infusion therapies are generally provided to patients requiring immunological blood products, parenteral nutrition products, and infused antibiotic therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike the other specialty programs, infusion patients have their therapies administered intravenously either at home by IV certified nurses or in physician’s offices.

     Historically, our PBM Services were offered to Plan Sponsors and were designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our dedicated traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, particularly the recent loss of our contracts with Centene Corporation, which is negatively impacting 2006 revenue. Consequently, the PBM Services’ managed care business has decreased as a percentage of total revenue.
     As part of our business we develop and maintain existing relationships with pharmaceutical manufacturers through a dedicated pharmaceutical relations department. These efforts have been concentrated on the creation and execution of new drug distribution and service contracts in our core specialty therapeutic areas, including cancer, multiple sclerosis, HIV, immune deficiency and other chronic illnesses and life threatening diseases. The specialty management services that we provide through our Specialty Services segment are attractive to the pharmaceutical manufacturer community, demonstrated by recent successes in being selected for participation in national specialty distribution networks for newly approved, high-cost medications. These new contracts provide new sales and revenue opportunities which we began to realize in 2005 and expect to continue in 2006 and beyond.
     We are the sole vendor for the Centers for Medicare and Medicaid Services’ new Competitive Acquisition Program (“CAP”) for certain Part B drugs and biologicals commencing July 1, 2006. The CAP is a voluntary program that offers physicians who choose to enroll in the program the option to acquire many of the drugs they use in their practice from an approved CAP vendor, thus reducing the time they spend buying and billing for drugs. The CAP applies only to certain drugs covered under Medicare Part B which are administered to a Medicare beneficiary in the physician’s office and does not apply to drugs included in the Medicare prescription drug benefit (Medicare Part D).
Critical Accounting Estimates
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K. Material updates to policies disclosed in the Form 10-K are discussed below.
Accounting for Stock-Based Compensation
     We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006 under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”) , issued by the Financial Accounting Standards Board (“FASB”) , using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the first six months of 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123(R) we accounted for employee stock and stock-based compensation plans through the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123, and as such, generally recognized no compensation expense for employee stock options. As a result of adopting SFAS 123(R) as of January 1, 2006, our loss before income taxes for the first six months of 2006 increased $1.1 million, or $0.02 per share, compared to continuing to account for share-based compensation under APB 25.
     As of June 30, 2006, there was $2.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Recent Accounting Pronouncements
     In June, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 100. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. This Interpretation will result in increased relevance and comparability in financial reporting of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt this Interpretation in the first quarter of 2007. We are currently assessing the requirements of FIN 48 and the impact of adoption.
Results of Operations
     The table below presents the reconciliation between our GAAP (reported) and non-GAAP (pro forma) consolidated results, assuming the acquisition of Chronimed had occurred on January 1, 2005. We believe this information to be more helpful in gaining an understanding of future results and trends. In the following Management’s Discussion and Analysis we provide discussion of reported results for the second quarter 2006 compared to the same period a year ago. Discussion of six month results is on a pro forma basis for enhanced comparability to prior year due to the acquisition of Chronimed on March 12, 2005 (in thousands, except share and per share amounts).
Unaudited Pro Forma Consolidated Results

	Six Months ended June 30,
	2006	2005
		BioScrip,
		Inc.	Chronimed	Pro Forma	BioScrip, Inc.
	BioScrip,	As Reported	Inc. Pre-	Adjustments	Pro Forma
	Inc.	(1)	Merger	(2)	Combined
Revenue
Specialty Services	$414,109	$288,876	$114,079	$—	$402,955
PBM Services	165,194	186,139		—	186,139

	579,303	475,015	114,079	—	589,094
Cost of revenue	520,178	424,055	101,155	—	525,210

Gross profit	59,125	50,960	12,924	—	63,884

Operating expenses
Selling, general and administrative	59,003	41,854	10,498	—	52,352
Bad debt expense	6,654	2,018	840	—	2,858
Amortization of intangibles	3,261	2,847	—	958	3,805
Merger related expenses	114	1,134	2,037	—	3,171
Goodwill and intangible impairment	—	5,886	—	—	5,886

Total operating expenses	69,032	53,739	13,375	958	68,072

Loss from operations	(9,907)	(2,779)	(451)	(958)	(4,188)
Interest expense, net	1,182	141	(84)	—	57

Loss before income taxes	(11,089)	(2,920)	(367)	(958)	(4,245)
Income tax benefit	(4,223)	(1,047)	(143)	(466)	(1,656)

Net loss	$(6,866)	$(1,873)	$(224)	$(492)	$(2,589)

Basic weighted average shares	37,212	31,238			36,802 (4)
Diluted weighted average shares	37,212	31,238			36,802 (4)

Basic net loss per share	$(0.18)	$(0.06)			$(0.07)
Diluted net loss per share (3)	$(0.18)	$(0.06)			$(0.07)

(1)	Includes the results of operations of BioScrip, Inc. for the full period and of Chronimed Inc. from March 12, 2005 through June 30, 2005.

(2)	Reflects estimated amortization expense from Chronimed Inc. for the period covered.

(3)	The net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

(4)	The adjusted shares reflect the conversion of Chronimed Inc. shares at the 1.12 exchange ratio for comparative purposes.

Revenue. Revenue for the second quarter of 2006 was $279.6 million compared to $286.6 million in the second quarter of 2005. Specialty Services revenue for the second quarter of 2006 was $210.5 million, an increase of $17.4 million from the same period a year ago, primarily attributable to strong growth in infused products, the acquisitions of JPD, Inc d/b/a Northland Medical Pharmacy (“Northland”) in October 2005 and Intravenous Therapy Services, Inc. (“ITS”) in March 2006, as well as growth in specialty mail. PBM Services revenue for the second quarter of 2006 was $69.1 million, a decrease of $24.4 million from the same period a year ago, primarily attributable to the loss of our PBM contracts with Centene Corporation. That decrease was partially offset by revenue increases in traditional mail.
          Revenue for the six months ended June 30, 2006 was $579.3 million compared to $589.1 million on a pro forma basis for the same period in 2005. Specialty Services revenue for the six months ended June 30, 2006 was $414.1 million, an increase of $11.1 million, or 2.8%, from $403.0 million on a pro forma basis for the same period a year ago, primarily due to strong growth in infused products and the acquisition of Northland in October 2005 and ITS in March 2006. This increase was partially offset by the loss of Chronimed’s Aetna contract which terminated on February 28, 2005. PBM Services revenue for the six months ended June 30, 2006 was $165.2 million, a decrease of $20.9 million, or 11.3%, from the same period a year ago on a pro forma basis primarily due to the loss of our customer Centene Corporation that was previously communicated to take place throughout the year.
     Cost of Revenue and Gross Profit. Cost of revenue for the second quarter of 2006 was $250.8 million compared to $256.1 million for the same period in 2005. Gross margin as a percentage of revenue declined from 10.6% in the second quarter of 2005 to 10.3% in the second quarter of 2006. The gross margin rate decline is the result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and reimbursement pressures.
     Cost of revenue decreased $5.0 million, or 1.0%, to $520.2 for the six month period ended June 30, 2006 from $525,2 million on a pro forma basis for the same period in 2005. Gross profit for the six months ended June 30, 2006 was $59,1 million, a decrease of $4.8 million, or 7.5%, from $63.9 million on a pro forma basis for the six months ended June 30, 2005. We experienced a decline in gross margin as a percentage of revenue in the six months ended June 30, 2006 to 10.2% compared to gross margin of 10.8% on a pro forma basis for the same period last year, primarily as a result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and reimbursement pressures.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2006 increased to $31.1 million, or 11.1% of total revenue, from $26.3 million, or 9.2% of total revenue, for the second quarter of 2005. The increase in SG&A is due primarily to $1.4 million in severance expense related to the departure of former senior management members, $1.5 million in ongoing operating expenses associated with acquisitions made by us since June 30, 2005, $0.5 million in stock option expense due to the adoption of SFAS 123(R) at January 1, 2006 and $0.4 million in finance and IT expenses to improve receivable collections and system infrastructure.
     SG&A expenses for the six months ended June 30, 2006 were $59.0 million, or 10.2% of total revenue, compared to $52.4 million, or 8,9% of total revenue, on a pro forma basis for the same period in 2005. The increase in SG&A is primarily due to $1.8 million in severance expense related to the departure of former senior management members, $2.2 million in operating expenses associated with acquisitions made by us since June 30, 2005, $1.1 million in stock option expense due to the adoption of SFAS 123(R) at January 1, 2006 and $0.8 million in finance and IT expenses to improve receivable collections and system infrastructure.
     Bad Debt Expense. For the second quarter of 2006 bad debt expense increased to $4.4 million compared to $1.3 million for the same period a year ago. In applying the bad debt reserve methodology consistent with year end 2005, we are providing reserves at a higher rate than the same period of 2005 due to continued lower than expected collections.
     For the six months ended June 30, 2006, bad debt expense increased to $6.7 million compared to $2.0 million for the same period a year ago and $2.9 million on a pro forma basis for the same period of 2005. The increased bad debt expense reflects a higher bad debt accrual rate due to continued lower than expected collections. We have added resources and are enhancing our collection process to improve receivable collection performance.
     Amortization of Intangibles. For the second quarter of 2006 we recorded amortization of intangibles of $1.6 million compared to $2.0 million for the same period in 2005. The decrease in 2006 was primarily the result of the write-off of certain intangible assets in 2005.

     The amortization of intangibles for the six months ended June 30, 2006 was $3.3 million compared to a pro forma basis of $3.8 million for the same period a year ago. The decrease was primarily the result of the write-off of certain intangible assets in 2005.
     Merger Related Expenses. There were no merger-related or integration expenses incurred during the second quarter of 2006 compared to $0.7 million for the same period in 2005. Merger-related and integration expenses in the prior year period include expenses incurred to consolidate the acquisition of Chronimed, including severance and re-branding costs.
     Merger-related and integration expense decreased to $0.1 million for the six months ended June 30, 2006 from $3.2 million on a pro forma basis in the same period of 2005. The integration expense for 2005 includes pre-merger expenses recorded by Chronimed.
     Net Interest Expense. Net interest expense was $0.7 million for the second quarter of 2006 compared to net interest income of less than $0.1 million for the same period a year ago. This interest expense is associated with the line of credit which was used to fund the acquisition of ITS and greater general working capital requirements.
     Net interest expense was $1.2 million for the six months ended June 30, 2006 compared to $0.1 million on a pro forma basis for the six months ended June 30, 2005. The increase is principally the result of additional borrowings associated with the acquisition of ITS and to support the working capital requirements of the business. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts in the six months ended June 30, 2005.
     Provision for Income Taxes. A $4.2 million tax benefit was recorded for the first six months of 2006 compared to $1.0 million for the first six months of 2005. The effective tax rate for these periods was 38.1% and 35.9%, respectively.
     The pro forma basis tax rate was 39.0%. This resulted in a pro forma income tax benefit of $1.7 million for the first six months of 2005, based on the pro forma income before taxes compared to an income tax benefit of $4.2 million for the first six months of 2006.
     Net Loss and Loss Per Share. Net loss for the second quarter of 2006 was $5.7 million, or $0.15 per share, compared to net loss of $3.5 million, or $0.10 per share, for the same period last year. The decline in net income is due to items previously discussed in our Results of Operations.
     Net loss for the six months ended June 30, 2006 was $6.9 million, or $0.18 per share. This compares to net loss of $2.6 million, or $0.07 per share, on a pro forma basis for the six months ended June 30, 2005.
Liquidity and Capital Resources
     For the six months ended June 30, 2006 net cash used in operating activities totaled $12.2 million compared to $8.3 million for the same period last year. Increases in net receivables and inventory of $4.9 million and $3.3 million, respectively, as well as a reduction in claims payable of $21.0 million due to the loss of the Centene Corporation PBM business were partially offset by increases in accounts payable of $12.1 million.
     Net cash used in investing activities during the six months ended June 30, 2006 was $16.7 million, primarily due to the acquisition of ITS on March 1, 2006, for $13.1 million in cash. This compares to $17.1 million provided by investing activities in the same period in 2005, primarily from cash on hand acquired with the acquisition of Chronimed.
     For the six months ended June 30, 2006 net cash provided by financing activities was $31.5 million compared to net cash used in financing activities of $6.3 million for the same period in 2005. At June 30, 2006 there was $38.2 million of outstanding bank borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $30.7 million increase in the six months ended June 30, 2006 compared to a decrease of $7.3 million the same period in 2005. Outstanding borrowings increased in the six months ended June 30, 2006 primarily as a result of the acquisition of ITS and increased working capital requirements.
     At June 30, 2006 we had working capital of $53.6 million compared to $67.5 million at December 31, 2005.
     The Facility was increased in July 2006 to provide for borrowings up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.4%. The current term of the Facility expires on November 1, 2006. We have reached an agreement in principal to extend the Facility for four years, through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances, among other things, as collateral.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We have received a waiver from HFG on a certain financial ratio (debt to earnings before interest, taxes, depreciation and amortization) that we were not in compliance with as of June 30, 2006, due to losses incurred in 2006. We were in compliance with all other covenants.
     As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the current and potentially expanded Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured. We have recently been selected by the Centers for Medicare and Medicaid Services as the national vendor for the initial phase of the new Competitive Acquisition Program (“CAP”) for certain Part B drugs and biologicals commencing July 1, 2006. During the six month period ended June 30, 2006, we have invested $1.5 million for capitalized IT infrastructure associated with the implementation of the CAP program. Growth in this program may require an increase in our line of credit to fund working capital requirements associated with CAP.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 30, 2006 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. A 10% increase in interest rates would not have a significant effect on our interest expense. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At June 30, 2006, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
     In connection with the preparation of our 2005 Form 10-K, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13d-15(e) and 15d-15(e)). Based on that evaluation, management concluded that our disclosure controls as of December 31, 2005 were not effective as a result of material weaknesses in internal control over financial reporting. The material weaknesses identified by management were in the areas of information technology, revenue recognition and accounts receivable. The material weaknesses were disclosed in Item 9A of our 2005 Form 10-K.
     As part of its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, management has identified no material weaknesses other than those described in the Form 10-K. Although we believe that progress has been made to address these material weaknesses, management has concluded that the material weaknesses disclosed in our 2005 Form 10-K continue to exist as of the quarter ended June 30, 2006, and therefore, has also concluded that our disclosure controls and procedures were not effective as of June 30, 2006 for the same reasons disclosed in the 2005 Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weaknesses in internal control over financial reporting which continue to exist as of June 30, 2006, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the material weaknesses in internal control over financial reporting disclosed in the 2005 Form 10-K. No additional changes in our internal controls over financial reporting occurred during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in Form 10-K.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic]. It is one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint against one of our subsidiaries, BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”), alleging breach of contract and related claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. PBM Services has made efforts to have the case heard by the federal courts. Those efforts have not been successful, although its petition to the Supreme Court is pending. On June 6, 2006, PBM Services made a motion in the Barbour County Circuit Court to dismiss the action. On July 11, 2006, the Circuit Court heard argument and reserved decision. PBM Services has not yet answered the complaint, but intends to deny the allegations and defend the claims vigorously.
Item 1A. Risk Factors
     The following risk factor is in addition to those previously disclosed in the 2005 Form 10-K:
Failure of physicians participating in the CAP program to administer drugs or timely submit claims could adversely affect our financial results.
     BioScrip was selected by the Centers for Medicare and Medicaid Services (“CMS”) as the national vendor for the initial phase of the Competitive Acquisition Program (“CAP”) for certain Medicare Part B-covered drugs and biologicals, which program commenced July 1, 2006. Under CAP, participating physicians will obtain Medicare Part B-covered drugs from BioScrip and administer them to the beneficiary, rather than purchasing them directly from distributors and being reimbursed for the drug by Medicare. Physicians administering these drugs to beneficiaries will continue to receive reimbursement from CMS for administering the drug (but not the cost of the drug). Under the provisions of CAP, CMS will pay BioScrip for the drugs supplied to participating physicians and BioScrip will collect the amount of any applicable deductibles and coinsurance directly from the beneficiary. However, under the CAP rules, payment to BioScrip from CMS for drugs provided to participating physicians, as well as BioScrip’s ability to collect any applicable deductibles and coinsurance from a beneficiary, is conditioned upon the physician administering the drug and billing CMS for the administration of the drug. Failure on the part of participating physicians to administer drugs ordered from BioScrip or timely submit claims for administration of such drugs will prevent or delay us from seeking reimbursement from CMS as well as from collecting any applicable deductibles and coinsurance and may adversely affect our financial condition, liquidity and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On May 23, 2006, BioScrip held its Annual Meeting of Stockholders (the “Annual Meeting”).

(b)	At the Annual Meeting, BioScrip’s stockholders elected Richard H. Friedman, Charlotte W. Collins, Louis T. DiFazio, Myron Z. Holubiak, David R. Hubers, Michael Kooper, Richard L. Robbins and Stuart A. Samuels as directors to serve until BioScrip’s next annual meeting.

(c)	At the Annual Meeting, Stockholders also ratified the appointment of Ernst & Young LLP as BioScrip’s independent auditors for the year ending December 31, 2006.

Set forth below are the final results of the votes cast for those matters submitted to stockholders:

(i)	Election of Directors:

	For	Withheld
Richard H. Friedman	27,071,575	360,258
Charlotte W. Collins	26,648,681	783,152
Louis T. DiFazio	26,372,891	1,058,942
Myron Z. Holubiak	27,073,058	358,775
David R. Hubers	26,653,431	778,402
Michael Kooper	27,046,844	384,989
Richard L. Robbins	26,650,885	780,948
Stuart A. Samuels	26,649,999	781,834
(ii)	Ratification of the appointment of Ernst & Young LLP as BioScrip’s independent auditors for the year ending December 31, 2006:

For	Against	Abstain
26,954,975	377,382	99,476
Item 6. Exhibits
(a)	Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: August 9, 2006	/s/ Stanley Rosenbaum Stanley Rosenbaum, Chief Financial Officer