Form 10-Q
period 2006-09-30
BioScrip, Inc.
filed 2006-11-09
CIK 1014739

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     On November 7, 2006, there were outstanding 37,401,331 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$213	$1,521
Receivables, less allowance for doubtful accounts of $12,543 and $14,406 at September 30, 2006 and December 31, 2005, respectively	119,871	118,762
Inventory	28,814	25,873
Prepaid expenses and other current assets	3,619	2,054
Deferred taxes	11,976	11,225

Total current assets	164,493	159,435

Property and equipment, net	11,086	9,232
Other assets and investments	751	939
Long term deferred taxes	2,313	—
Goodwill	114,976	104,268
Intangible assets, net	10,313	14,713

Total assets	$303,932	$288,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$45,584	$7,427
Accounts payable	45,305	39,969
Claims payable	10,145	31,402
Payables to plan sponsors	943	1,695
Accrued expenses and other current liabilities	12,727	11,454

Total current liabilities	114,704	91,947

Deferred taxes, net	—	875

Total liabilities	114,704	92,822

Stockholders’ equity
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 37,637,331 and 37,094,252, respectively; shares outstanding: 37,401,331 and 36,958,252, respectively	4	4
Treasury stock, 2,198,076 shares at cost	(8,002)	(8,002)
Additional paid-in capital	238,675	234,958
Accumulated deficit	(41,449)	(31,195)

Total stockholders’ equity	189,228	195,765

Total liabilities and stockholders’ equity	$303,932	$288,587

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$280,916	$293,976	$860,219	$768,991

Cost of revenue	251,213	262,257	771,391	686,312

Gross profit	29,703	31,719	88,828	82,679

Selling, general and administrative expenses	29,232	26,470	88,236	68,324
Bad debt expense	2,804	1,474	9,458	3,492
Amortization of intangibles	1,639	1,752	4,899	4,599
Merger related expenses	—	972	114	2,105
Goodwill and intangible impairment	—	—	—	5,886

(Loss) income from operations	(3,972)	1,051	(13,879)	(1,727)

Interest expense, net	(916)	(50)	(2,098)	(191)

(Loss) income before income taxes	(4,888)	1,001	(15,977)	(1,918)

Tax (benefit) provision	(1,499)	360	(5,723)	(686)

Net (loss) income	$(3,389)	$641	$(10,254)	$(1,232)

Basic (loss) income per share	$(0.09)	$0.02	$(0.28)	$(0.04)

Diluted (loss) income per share	$(0.09)	$0.02	$(0.28)	$(0.04)

Weighted average shares used in computing basic loss per share	37,385	36,932	37,270	33,157

Weighted average shares used in computing diluted loss per share	37,385	37,449	37,270	33,157

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2005	$4	$(8,002)	$234,958	$(31,195)	$195,765
Exercise of stock options			1,525		1,525
Compensation under employee incentive plans			1,736		1,736
Tax benefit relating to employee stock compensation			456		456
Net loss				(10,254)	(10,254)

Balance September 30, 2006	$4	$(8,002)	$238,675	$(41,449)	$189,228

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(10,254)	$(1,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,153	2,447
Amortization	4,899	4,599
Goodwill and intangible impairment	—	5,886
Change in deferred income tax	(3,938)	(2,548)
Tax benefit relating to employee stock compensation	456	84
Excess tax benefits relating to employee stock compensation	(19)	—
Compensation under employee compensation plans	1,736	—
Provision for losses on receivables	9,458	3,492
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(6,629)	(8,752)
Inventory	(2,452)	(2,163)
Prepaid expenses and other current assets	(4,619)	477
Accounts payable	2,637	2,387
Claims payable	(21,257)	(3,212)
Accrued expenses and other current and non-current liabilities	3,408	(13,717)

Net cash used in operating activities	(23,421)	(12,252)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(4,713)	(3,256)
Acquisitions, net of cash acquired	(13,082)	16,992
Decrease in other assets	207	1,577

Net cash provided by (used in) investing activities	(17,588)	15,313

Cash flows from financing activities:
Borrowings/(repayments) on line of credit, net	38,157	(7,303)
Proceeds from exercise of stock options	1,525	1,320
Excess tax benefits relating to employee stock compensation	19	—
Principal payments on capital lease obligations	—	(35)

Net cash provided by (used in) financing activities	39,701	(6,018)

Net decrease in cash and cash equivalents	(1,308)	(2,957)

Cash and cash equivalents-beginning of period	1,521	2,957

Cash and cash equivalents-end of period	$213	$—

DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,856	$427

Cash paid during the period for income taxes	$2,133	$2,122

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. (the “Company”) for the year ended December 31, 2005 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2006. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets, statements of operations, statement of stockholders’ equity and statements of cash flows for the periods presented have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
NOTE 2 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net (loss) income	$(3,389)	$641	$(10,254)	$(1,232)

Denominator – Basic:
Weighted average number of common shares outstanding	37,385	36,932	37,270	33,157

Basic (loss) income per common share	$(0.09)	$0.02	$(0.28)	$(0.04)

Denominator – Diluted:
Weighted average number of common shares outstanding	37,385	36,932	37,270	33,157
Common share equivalents of outstanding stock options	—	517	—	—

Total diluted shares outstanding	37,385	37,449	37,270	33,157

Diluted (loss) income per common share	$(0.09)	$0.02	$(0.28)	$(0.04)

     The net loss per common share for the three month period ended September 30, 2006 and the nine month periods ended September 30, 2006 and 2005 excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 3 – STOCK-BASED COMPENSATION PLANS
     At September 30, 2006, the Company has a number of stock-based employee compensation plans (the “Plans”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock and performance share awards may be granted to employees and non-employee directors. As of September 30, 2006, approximately 2.7 million shares remain available for grant under the Plans.
     Prior to January 1, 2006, those plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued by the Financial Accounting Standards Board (“FASB”). Under APB 25, only the intrinsic value of stock options was recognized in the Statement of Operations for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     Options granted under the Plans typically vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of NQSOs is generally equal to not less than the fair market value on the date of grant. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to a stockholder holding 10% or more of the Company’s common stock).
     The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation model. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	—	64.3%	52.0%	66.1%
Risk-free interest rate	—	4.25%	4.50%	4.25%
Expected life of options	—	3.7 years	4.5 years	3.9 years
Dividend rate	—	—	—	—
Fair value of options	—	$3.02	$3.45	$3.20
     No stock options or other equity-based incentive grants were made during the three months ended September 30, 2006. For the nine months ended September 30, 2006, the Company made a grant of 100,000 shares of restricted stock with a fair market value of $4.45 per share.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company incurred stock-based compensation expense of $0.5 million and $1.6 million for the three and nine month periods ended September 30, 2006, respectively, related to the grant of stock options, and $0.1 million for the nine months ended September 30, 2006 related to a restricted stock grant.
     The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to adopting SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and is amortized to expense on a straight line basis over the options’ vesting periods (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income (loss), as reported	$641	$(1,232)
Plus: Stock award-based employee compensation included in reported net income (loss), net of related tax effect	36	46
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(518)	(1,293)

Pro forma net income (loss)	$159	$(2,479)

Earnings (loss) per share:
Basic – as reported	$0.02	$(0.04)
Basic – pro forma	$0.00	$(0.07)

Diluted – as reported	$0.02	$(0.04)
Diluted – pro forma	$0.00	$(0.07)
     As a result of the adoption of SFAS 123(R) the Company now classifies cash flows from tax benefits in excess of the tax deductions of the compensation cost as financing cash inflows. Prior to the adoption of SFAS 123(R), the Company presented the tax benefit resulting from the exercise of stock options as a cash inflow from operating activities in the Statement of Cash Flows. Under the modified prospective method, prior periods are not restated to reflect adoption of SFAS 123(R).
     Stock option activity under the Plans for the first nine months of 2006 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(millions)	Contractual Life
Balance, December 31, 2005	5,756,806	$7.62
Granted	246,250	$5.08
Exercised	(307,079)	$4.95
Canceled	(1,304,794)	$8.16
Balance, September 30, 2006	4,391,183	$7.86	$0.3	6.2 years

Outstanding options less expected forfeitures at September 30, 2006	4,332,542	$7.87	$0.3	6.1 years

Exercisable at September 30, 2006	3,657,706	$8.05	$0.3	5.7 years

     Restricted stock award activity under the Plans for the first nine months of 2006 is as follows:

			Weighted Average
	Restricted	Weighted Average Award	Remaining Recognition
	Stock	Date Fair Value	Period
Balance, December 31, 2005	136,000	$3.24
Granted	100,000	$4.45
Exercised	-0-	$0.00
Canceled	-0-	$0.00

Balance, September 30, 2006	236,000	$3.76	0.9 years

     Stock option activity for non-vested shares under the Plans for the first nine months of 2006 is as follows:

		Weighted Average
		Grant-Date Fair
	Options	Value
Balance, December 31, 2005	1,087,599	$4.50
Granted	246,250	3.45
Vested	(576,666)	4.85
Forfeited	(23,706)	4.31

Balance, September 30, 2006	733,477	$3.87

     Options outstanding as of September 30, 2006 expire on various dates ranging from December 9, 2006 through May 23, 2016. The following table outlines the Company’s outstanding and exercisable stock options as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
Range of Options	Options	Average	Remaining	Options	Average
Exercise Price	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price
$ 0.00 - $ 5.20	933,498	$3.73	4.5 years	933,498	$3.73
$ 5.29 - $ 7.03	1,354,289	$6.29	6.8 years	915,810	$6.28
$ 7.26 - $ 9.56	1,309,649	$8.24	7.3 years	1,014,651	$8.38
$ 9.60 - $13.06	416,080	$12.01	5.2 years	416,080	$12.01
$13.06 - $20.25	377,667	$17.75	5.4 years	377,667	$17.75

	4,391,183	$7.86	6.2 years	3,657,706	$8.05

     As of September 30, 2006, there was $1.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value (the amount by which the market value of the underlying stock exceeds the exercise price of the option) of options exercised for the nine months ended September 30, 2006 was $0.4 million.
     As compensation expense for options granted is recorded over the vesting period of options, future stock-based compensation expense may be greater as additional options are granted.
NOTE 4 – OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. Corporate overhead is allocated between the two segments based on adjusted revenue for each segment.
Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Specialty Services	$219,958	$196,105	$634,068	$484,981
PBM Services	60,958	97,871	226,151	284,010

Total	$280,916	$293,976	$860,219	$768,991

(Loss) income from operations:
Specialty Services	$(3,122)	$(133)	$(12,778)	$(5,615)
PBM Services	(850)	2,156	(987)	5,993

	(3,972)	2,023	(13,765)	378

Merger and integration	—	972	114	2,105

(Loss) income from operations	(3,972)	1,051	(13,879)	(1,727)

Interest expense, net	(916)	(50)	(2,098)	(191)
Income tax (benefit) expense	(1,499)	360	(5,723)	(686)

Net (loss) income:	$(3,389)	$641	$(10,254)	$(1,232)

Depreciation Expense:
Specialty Services	$906	$630	$2,586	$1,616
PBM Services	173	279	567	831

Total	$1,079	$908	$3,153	$2,447

Total assets:
Specialty Services			$241,827	$204,090

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
PBM Services			62,105	86,132

Total			$303,932	$290,222

Capital expenditures:
Specialty Services	$825	$1,724	$3,688	$2,990
PBM Services	178	46	1,025	266

Total	$1,002	$1,770	$4,713	$3,256

     The following table sets forth revenue information regarding significant customer(s) by segment (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Significant Customer A
PBM Services:
Revenue	$910	$34,454	$47,131	$94,069
% of Total Revenue	0%	12%	5%	12%

Significant Customer B
PBM Services:
Revenue	$29,673	$26,818	$90,684	$83,948
% of Total Revenue	11%	9%	11%	11%
Specialty Services:
Revenue	$5,968	$5,528	$18,004	$15,099
% of Total Revenue	2%	2%	2%	2%
NOTE 5 – ACQUISITIONS
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
     The following unaudited consolidated pro forma financial information for the nine months ended September 30, 2005 has been prepared assuming Chronimed was acquired as of January 1, 2005. The number of basic and diluted shares of common stock has been adjusted assuming an exchange ratio of 1.12 shares of common stock of the Company exchanged for each outstanding share of Chronimed common stock. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have been realized had the acquisition occurred on January 1, 2005 (in thousands, except per share amounts):

Unaudited Pro forma Income Statement

Nine Months Ended
September 30, 2005
Revenue	$883,070
Net loss	$(1,978)
Basic loss per share	$(0.05)
Diluted loss per share	$(0.05)
Northland Medical Pharmacy Acquisition
     On October 7, 2005 the Company acquired all of the issued and outstanding capital stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio, for approximately $12.0 million in cash plus a potential earn-out payment contingent on Northland achieving certain future performance benchmarks in 2006. Had that acquisition taken place on January 1, 2005, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at September 30, 2005.
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006 the Company acquired all of the issued and outstanding capital stock of Intravenous Therapy Services, Inc. (“ITS”), a specialty home infusion company located in Burbank, California, for approximately $13.1 million in cash, which resulted in approximately $10.6 million of goodwill, plus a potential earn-out payment contingent on ITS achieving certain future performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at September 30, 2006.
NOTE 6 – CONCENTRATION OF CREDIT RISK
     The following table outlines information concerning contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the time periods indicated:

	Plan Sponsor
	A	B
Year-to-date period ended September 30, 2005
% of total revenue	12%	13%
% of total accounts receivable at period end	*	16%
Year-to-date period ended September 30, 2006
% of total revenue	*	13%
% of total accounts receivable at period end	*	17%

*	Less than 10%.

Plan Sponsor (A) is in the PBM Services segment.

Plan Sponsor (B) is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.
NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS
     In June, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 100. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 will result in increased relevance and comparability in financial reporting of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 in the first quarter of 2007. We are currently assessing the requirements of FIN 48 and the impact of adoption.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, to eliminate diversity in practice by defining fair value, establishing a framework for measuring fair value and enhancing disclosures about fair value measures required under other accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the requirements of SFAS 157 and the impact, if any, of adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (this “Report”).
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
Business Overview
     We provide comprehensive specialty pharmacy services and pharmacy benefit management (“PBM”) services. Our specialty pharmacy distribution and clinical management services (collectively, “Specialty Services”) include distributing specialty and traditional prescription medications (both injectable and infusible), coordinating customer benefits and providing specialized therapy management services for people with certain health conditions, particularly those with potentially life threatening or debilitating diseases or genetic disorders requiring specialty medications. Our PBM services include network claims processing, benefit design consultation, drug utilization review and formulary management. We work with patients, physicians and pharmaceutical manufacturers. We also work directly with a variety of health insurers, including HMO’s, indemnity plans and PPO’s, managed care organizations, other insurance companies, and, to a lesser extent, labor unions, self-funded employer groups, government agencies (including Medicaid and Medicare) and other self-funded plan sponsors (collectively, “Plan Sponsors”), as well as through third-party administrators. We work with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
     Our services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and traditional mail services (collectively, “PBM Services”).
     Our Specialty Services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of pharmacy-related clinical management services, product administration and disease state programs. Specialty Services are also offered to physicians, in a variety of practice and/or hospital settings, on behalf of their patients. Many of these physicians have network affiliations with Plan Sponsors, who in turn have a relationship with us.
     Infusion therapies are generally provided to patients requiring immunological blood products, parenteral nutrition products, infused antibiotics and other similar therapies. We strive to maximize therapy outcomes through strict adherence to the clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient. Unlike patients on other therapies, infusion patients have their therapies administered intravenously either at home by IV certified nurses, in physician’s offices or at our captive infusion center.

     Historically, our PBM Services were offered to Plan Sponsors and were designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our dedicated traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, particularly the recent loss of our contracts with Centene Corporation, which will negatively impact 2006 revenue. Consequently, the PBM Services’ managed care business has decreased as a percentage of total revenue.
     As part of our PBM Services, we also provide pharmacy discount card services to individual consumers via agreements with numerous marketing organizations. These are 100 percent copay programs that provide significant savings to a full cost, cash paying customer at retail pharmacies throughout the United States and at BioScrip’s own mail service pharmacy.
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
     We are the sole vendor for the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”) for certain Part B drugs and biologicals that commenced July 1, 2006. The CAP is a voluntary program that offers enrolled physicians the option to acquire many of the Part B drugs from us, the only approved CAP vendor, thus reducing the time they spend buying and billing for drugs. The CAP applies only to Part B drugs administered to Medicare beneficiaries in the physician’s office and does not apply to drugs included in the Medicare prescription drug benefit (Medicare Part D).
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
Accounting for Stock-Based Compensation
     We adopted the fair-value-based method of accounting for share-based payments effective January 1, 2006 under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), issued by the Financial Accounting Standards Board (“FASB”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     Prior to the adoption of SFAS 123(R) we accounted for employee stock and stock-based compensation plans through the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS 123, and as such, generally recognized no compensation expense for employee stock options. As a result of adopting SFAS 123(R) as of January 1, 2006, our loss before income taxes for the first nine months of 2006 increased $1.7 million, or $0.05 per share, compared to continuing to account for share-based compensation under APB 25.

     As of September 30, 2006, there was $1.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Results of Operations
     The table below presents the reconciliation between our GAAP (reported) and non-GAAP pro forma consolidated results, assuming the acquisition of Chronimed had occurred on January 1, 2005. We believe this information to be more helpful in gaining an understanding of future results and trends. In the following Management’s Discussion and Analysis we provide discussion of reported results for the third quarter 2006 compared to the same period a year ago. Discussion of nine month results is on a pro forma basis as set forth in the following table for enhanced comparability to prior year due to the acquisition of Chronimed on March 12, 2005 (in thousands, except share and per share amounts).
Unaudited Pro Forma Consolidated Results

	Nine Months ended September 30,
	2006	2005

		BioScrip,	Chronimed		BioScrip, Inc.
	BioScrip,	Inc.	Inc. Pre-	Pro Forma	Pro Forma
	Inc.	As Reported(1)	Merger	Adjustments(2)	Combined
Revenue
Specialty Services	$634,068	$479,099	$114,079	$—	$593,178
PBM Services	226,151	289,892		—	289,892

	860,219	768,991	114,079	—	883,070
Cost of revenue	771,391	686,312	101,155	—	787,467

Gross profit	88,828	82,679	12,924	—	95,603

Operating expenses
Selling, general and administrative	88,236	68,324	10,498	—	78,822
Bad debt expense	9,458	3,492	840	—	4,332
Amortization of intangibles	4,899	4,599	—	958	5,557
Merger and integration expenses	114	2,105	2,037	—	4,142
Goodwill and intangible impairment	—	5,886	—	—	5,886

Total operating expenses	102,707	84,406	13,375	958	98,739

Loss from operations	(13,879)	(1,727)	(451)	(958)	(3,136)
Interest (expense) income, net	(2,098)	(191)	84	—	(107)

Loss before income taxes	(15,977)	(1,918)	(367)	(958)	(3,243)
Income tax benefit	(5,723)	(686)	(143)	(436)	(1,265)

Net loss	$(10,254)	$(1,232)	$(224)	$(522)	$(1,978)

Basic weighted average shares	37,270	33,157			36,802 (4)
Diluted weighted average shares	37,270	33,157			36,802 (4)

Basic net loss per share	$(0.28)	$(0.04)			$(0.05)
Diluted net loss per share (3)	$(0.28)	$(0.04)			$(0.05)

(1)	Includes the results of operations of Chronimed Inc. from March 12, 2005 through September 30, 2005.

(2)	Reflects estimated amortization expense from the acquisition of Chronimed Inc. for the period covered.

(3)	The net loss per share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

(4)	The adjusted weighted average shares outstanding reflect the conversion of Chronimed Inc. common stock at the 1.12 exchange ratio for comparative purposes.
     Revenue. Revenue for the third quarter of 2006 was $280.9 million compared to $294.0 million in the third quarter of 2005. Specialty Services revenue for the third quarter of 2006 was $219.9 million, an increase of $23.8 million from the same period a year ago, primarily attributable to sales of new specialty drugs, strong growth in infused products, the acquisitions of JPD, Inc d/b/a Northland Medical Pharmacy (“Northland”) in October, 2005 and Intravenous Therapy Services, Inc. (“ITS”) in March 2006. PBM Services revenue for the third quarter of 2006 was $61.0 million, a decrease of

$36.9 million from the same period a year ago, primarily attributable to the loss of our PBM contract with Centene Corporation, which was partially offset by increased volume in our traditional mail business.
     Revenue for the nine months ended September 30, 2006 was $860.2 million compared to $883.1 million on a pro forma basis for the same period in 2005. Specialty Services revenue for the nine months ended September 30, 2006 was $634.1 million, an increase of $40.9 million, or 6.9%, from $593.2 million on a pro forma basis for the same period a year ago, primarily due to sales of new specialty drugs, strong growth in infused products and the acquisition of Northland in October 2005 and ITS in March 2006. This increase was partially offset by the loss of Chronimed’s Aetna contract which terminated on February 28, 2005. PBM Services revenue for the nine months ended September 30, 2006 was $226.1 million, a decrease of $63.8 million, or 22.0%, from the same period a year ago on a pro forma basis primarily due to the decline in revenue in the PBM Services segment as a result of the loss of our customer Centene Corporation, which was partially offset by increased volume in our traditional mail business.
     Cost of Revenue and Gross Profit. Cost of revenue for the third quarter of 2006 was $251.2 million compared to $262.3 million for the same period in 2005. Gross margin as a percentage of revenue declined from 10.8% in the third quarter of 2005 to 10.6% in the third quarter of 2006. The gross margin rate decline is the result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures.
     Cost of revenue decreased $16.1 million, or 2.0%, to $771.4 million for the nine month period ended September 30, 2006 from $787.5 million on a pro forma basis for the same period in 2005. Gross profit for the nine months ended September 30, 2006 was $88.8 million, a decrease of $6.8 million, or 7.1%, from $95.6 million on a pro forma basis for the nine months ended September 30, 2005. We experienced a decline in gross margin as a percentage of revenue in the nine months ended September 30, 2006 to 10.3% compared to gross margin of 10.8% on a pro forma basis for the same period last year, primarily as a result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the third quarter of 2006 increased $2.7 million to $29.2 million, or 10.4% of total revenue, from $26.5 million, or 9.0% of total revenue, for the third quarter of 2005. The increase in SG&A is due primarily to $1.8 million in ongoing operating expenses associated with acquisitions made since September 30, 2005, $0.6 million in stock option expense due to the adoption of FAS 123(R) at January 1, 2006 and $0.3 million in severance expense related to staffing reductions.
     SG&A expenses for the nine months ended September 30, 2006 increased $9.4 million to $88.2 million, or 10.3% of total revenue, from $78.8 million, or 8.9% of total revenue, on a pro forma basis for the same period in 2005. The increase in SG&A is primarily due to $3.9 million in operating expenses associated with acquisitions made by us since September 30, 2005, $2.2 million in severance expense related to the departure of former senior management and general staff reduction, $1.7 million in stock option expense due to the adoption of FAS 123(R) at January 1, 2006 and $1.6 million in general operating expense increases.
     Bad Debt Expense. For the third quarter of 2006 bad debt expense increased to $2.8 million compared to $1.5 million for the same period a year ago. The bad debt reserve methodology is consistent with that utilized for the year ended 2005, and consequently we are providing reserves at a higher rate than last year due to continued lower than expected collections.
     For the nine months ended September 30, 2006, bad debt expense increased $5.2 million to $9.5 million compared to $4.3 million on a pro forma basis for the same period of 2005. The increased bad debt expense reflects a higher bad debt accrual rate due to continued lower than expected collections. We have added resources and are enhancing our collection process to improve receivable collection performance.
     Amortization of Intangibles. For the third quarter of 2006 we recorded amortization of intangibles of $1.6 million compared to $1.8 million for the same period in 2005. The decrease in 2006 was primarily the result of the write-off of certain intangible assets in 2005.
     The amortization of intangibles for the nine months ended September 30, 2006 was $4.9 million compared to $5.6 million on a pro forma basis for the same period a year ago. The decrease was primarily the result of the write-off of certain intangible assets in 2005.
     Merger and Integration Expenses. There were no integration or other merger-related expenses incurred during the third quarter of 2006 compared to $1.0 million of those expenses for the same period in 2005. Integration and other merger-related expenses during the prior year period include expenses incurred to consolidate the acquisition of Chronimed, including severance and re-branding costs.
     Integration and other merger-related expense decreased to $0.1 million for the nine months ended September 30, 2006 from $4.1 million on a pro forma basis in the same period of 2005. The integration expense for 2005 includes pre-merger expenses recorded by Chronimed.
     Net Interest Expense. Net interest expense was $0.9 million for the third quarter of 2006 compared to less than $0.1 million for the same period a year ago. This interest expense is associated with the line of credit which was used to fund the acquisition of ITS, operating losses and increased working capital needs associated with the CAP progam.
     Net interest expense was $2.1 million for the nine months ended September 30, 2006 compared to $0.1 million on a pro forma basis for the nine months ended September 30, 2005. The increase is principally the result of additional borrowings used to fund the acquisition of ITS, operating losses and increased working capital requirements. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts in the nine months ended September 30, 2005.
     Provision for Income Taxes. A $1.5 million tax benefit was recorded for the third quarter of 2006 compared to $0.4 million for the same period a year ago. The effective tax rate was 30.7% for the third quarter of 2006 and 36.0% for the same period a year ago.
     The pro forma basis tax rate was 39.0%, resulting in a pro forma income tax benefit of $1.3 million for the first nine months of 2005, based on the pro forma loss before taxes compared to an effective tax rate of 35.8% resulting in an income tax benefit of $5.7 million for the first nine months of 2006.
     Net (Loss) Income and (Loss) Income Per Share. Net loss for the third quarter of 2006 was $3.4 million, or $0.09 per share, compared to net income of $0.6 million, or $0.02 per share, for the same period last year. The decline in net income is due to items previously discussed in our Results of Operations.
     Net loss for the nine months ended September 30, 2006 was $10.3 million, or $0.28 per share. This compares to net loss of $2.0 million, or $0.05 per share, on a pro forma basis for the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Cash and cash equivalents were $0.2 million at September 30, 2006 as compared to $1.5 million at December 31, 2005. At September 30, 2006 there was $45.6 million of outstanding bank borrowings under our revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $7.4 million at December 31, 2005.
     Cash used by operating activities was $23.4 million in the first nine months of 2006, as compared to $12.3 million during the first nine months of 2005. The cash used by operating activities was largely due to our $10.2 million net loss in 2006 combined with an increase in deferred taxes of $3.9 million offset by depreciation and amortization of $3.2 million and $4.9 million, respectively. Working capital used $28.9 million in cash in the first nine months of 2006 primarily due to lower claims payable resulting from the loss of the Centene Corporation PBM Services business and increases in accounts receivable, inventory and prepaid expenses and other current assets offset by increases in accounts payable and accrued expenses.
     Net cash used in investing activities during the nine months ended September 30, 2006 was $17.6 million, primarily due to the acquisition of ITS on March 1, 2006, for $13.1 million in cash and purchases of property and equipment of $4.7 million. This compares to $15.3 million provided by investing activities in the same period in 2005, primarily from cash on hand acquired with the acquisition of Chronimed.
     For the nine months ended September 30, 2006 net cash provided by financing activities was $39.7 million compared to net cash used in financing activities of $6.0 million for the same period in 2005. Outstanding borrowings increased in the nine months ended September 30, 2006 primarily as a result of the acquisition of ITS, funding operating losses and additional working capital requirements.
     At September 30, 2006 we had working capital of $49.8 million compared to $67.5 million at December 31, 2005.

     The Facility was increased in July 2006 to provide for borrowings up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. Effective September 30, 2006, the Facility was extended for four years through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all covenants as of September 30, 2006.
     As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the current Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured. Growth in the CAP program may require an increase in our line of credit to fund additional working capital requirements.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 30, 2006 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. A 10% increase in interest rates would not have a significant effect on our interest expense. Interest rate risk on our investments is immaterial due to our level of investment dollars. Foreign currency exchange rate risk, commodity price risk, or other market risks (e.g. equity price) are not present. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At September 30, 2006, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
     In connection with the preparation of our Form 10-K, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13d-15(e) and 15d-15(e)). Based on that evaluation, management concluded that our disclosure controls as of December 31, 2005 were not effective as a result of material weaknesses in internal control over financial reporting. The material weaknesses identified by management were in the areas of information technology, revenue recognition and accounts receivable. The material weaknesses were disclosed in Item 9A of our 2005 Form 10-K.
     Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as September 30, 2006, management has evaluated and verified through testing that controls deficiencies reported in 2005 Form 10-K related to Accounts Receivable have been effectively remediated and are operating effectively as of September 30, 2006. Specifically, the controls related to Accounts Receivable which have been remediated as of September 30, 2006 are controls over cash receipts and posting and allowances for doubtful accounts. Management has identified no new material weaknesses other than those described in the 2005 Form 10-K. Although progress has been made to address the remaining material weaknesses, management has concluded that the material weaknesses related to Information Technology and Revenue Recognition disclosed in our 2005 Form 10-K continue to exist as of the quarter ended September 30, 2006, and therefore, has also concluded that our disclosure controls and procedures were not effective as of September 30, 2006 for the same reasons disclosed in the 2005 Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weaknesses in internal control over financial reporting which continue to exist as of September 30, 2006, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the remaining material weaknesses in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal controls over financial reporting were identified during the quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions disclosed above.

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
Item 1A. Risk Factors
     The following risk factors are in addition to those previously disclosed in the 2005 Form 10-K:
Failure of physicians participating in the CAP program to timely or properly submit claims could adversely affectBioScrip’s financial results.
     BioScrip was selected by the Centers for Medicare and Medicaid Services (“CMS”) as the national vendor for the initial phase of the Competitive Acquisition Program (“CAP”) for certain Medicare Part B-covered drugs and biologicals, which program commenced July 1, 2006. Under CAP, participating physicians will obtain Medicare Part B-covered drugs from BioScrip and administer them to the beneficiary, rather than purchasing them directly from distributors and being reimbursed for the drug by Medicare. Physicians administering these drugs to beneficiaries will continue to receive reimbursement from CMS for administering the drug (but not the cost of the drug). Under the provisions of CAP, CMS will pay BioScrip for the drugs supplied to participating physicians and BioScrip will collect the amount of any applicable deductibles and coinsurance directly from the beneficiary. However, under the CAP rules, payment to BioScrip from CMS for drugs provided to participating physicians, as well as BioScrip’s ability to collect any applicable deductibles and coinsurance from a beneficiary, is conditioned upon the physician administering the drug and timely and properly submitting a claim in order to bill CMS for the administration of the drug. Failure on the part of participating physicians to administer drugs ordered from BioScrip or timely and properly submit claims for administration of such drugs will prevent or delay BioScrip from seeking reimbursement from CMS as well as from collecting any applicable deductibles and coinsurance and may adversely affect BioScrip’s financial condition, liquidity and results of operations.
Failure of the CMS claims processor to timely or properly match claims for payment could adversely affect our financial results.
     BioScrip submits claims for reimbursement from CMS through a claims processor which creates a common work file of data used to match with the claims information provided by the physicians through their local carrier. Failure on the part of the claims processor to timely and properly process and match claims for reimbursement will prevent or delay BioScrip from seeking reimbursement from CMS and may adversely affect BioScrip’s financial condition, liquidity and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 6. Exhibits
(a)	Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 15, 2003)

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: November 9, 2006	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer