Form 10-K
period 2006-12-31
BioScrip, Inc.
filed 2007-03-16
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $191,812,920 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.
On March 9, 2007 there were outstanding 37,592,757 shares of the registrant’s Common Stock.
Documents Incorporated by Reference
     Portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:
•	our expectations regarding financial condition or results of operations for periods after December 31, 2006;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding general economic and business conditions;
•	our critical accounting policies;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation; and
•	our ability to maintain contracts and relationships with our customers;
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
Item 1. Business
Overview
     We provide comprehensive specialty pharmaceutical and pharmacy benefit management (“PBM”) services. Our specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, management, dispensing, distribution and data reporting for medications used to treat patients living with chronic health conditions and are provided in various capacities to patients, physicians, payors and pharmaceutical manufacturers. Our PBM services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment.
     Specialty Services and PBM Services revenues are derived from our relationships with patients, physicians, pharmaceutical manufacturers and a variety of third party payors, including managed care organizations, as well as third party administrators (“TPAs”) self-funded employer groups and government programs (collectively “Plan Sponsors”).
     Our services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and traditional mail services (collectively, “PBM Services”).
     Our Specialty Services are marketed and sold primarily to patients, physicians, pharmaceutical manufacturers and payors and are focused on chronic health conditions including potentially life threatening or debilitating diseases or genetic disorders which are treated with specialty medications. These services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of therapy management services.
     We strive to maximize therapy outcomes through strict adherence to clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient.
     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, including the loss of our contracts with Centene Corporation and excelleRx. Consequently, Specialty Services revenues represent 75% of our total revenue.
     As part of our PBM Services, we also administer numerous cash card or discount card programs on behalf of program sponsors or TPAs. These are 100% copay programs that provide savings to customers who present a discount card at one of our participating network pharmacies or who order medications through one of our mail order pharmacies. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Specialty Services
     Our Specialty Services segment offers a comprehensive integrated model providing: (i) local distribution through our community pharmacies, where we dispense medications to patients at the point of sale or through delivery; (ii) specialty mail distribution through contracts with health plans and manufacturers, to dispense and ship medications directly to a patient or to the physician’s office for administration; and (iii) infusion services through our infusion pharmacies for patients requiring infused medications in a home or physician’s office. Our patients typically have prescription drug coverage through commercial insurance and Medicare, Medicaid, or other governmental programs, and we are reimbursed by pharmacy benefit managers or the Plan Sponsor. Our Specialty Services and programs help to optimize the quality of life for patients while managing Plan Sponsors’ drug expenditures through compliance and appropriate utilization. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) better manage healthcare outcomes; (ii) control prescription costs; and (iii) measure cost, utilization, prescribing and other pharmacy trends.
     We have 37 specialty pharmacies that operate under the “BioScrip” name, including community pharmacies located in major metropolitan areas across the United States; mail order pharmacies; and infusion pharmacies. While all of our locations are full-service pharmacies that carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we primarily focus on serving patient populations with chronic health conditions, including:
•	Cancer

•	Crohn’s Disease

•	Hemophilia

•	Hepatitis C

•	HIV/AIDS

•	Immune Deficiency

•	Multiple Sclerosis

•	Organ transplant

•	Rheumatoid Arthritis
     We are the sole vendor for the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”) for certain Part B drugs and biologicals which commenced July 1, 2006. CAP is a voluntary program that offers physicians the option to obtain many of their Medicare Part B drugs from us as the sole CAP vendor, thus eliminating the need for buying and billing drugs and the financial risks associated with carrying high-cost inventory. CAP is intended to reduce the administrative burdens of physicians.
Distribution
     We carry a full range of prescription medications and are able to dispense most prescription medication for common, acute and chronic diseases and conditions. As a specialty pharmacy provider our mail and community pharmacy locations also carry hard-to-find and very expensive medications that traditional pharmacies generally will not or cannot obtain or stock.
     Our pharmacies also deliver medications to physicians’ offices for in-office administration. We provide the drug product along with supplies and equipment needed for administration. We bill these medications directly to the physician or bill the patient’s insurance plan, removing some of the administrative burden placed upon the physician’s office.
Billing and Coordination of Benefits
     Our pharmacies offer comprehensive billing, patient reimbursement and coordination of benefits (“COB”) services. Our locations are contracted with their respective state Medicaid programs and with many Medicare Part D networks. Approximately 50% of our locations are also contracted with state AIDS Drug Assistance Programs (“ADAPs”) and other Ryan White-funded programs. In addition, our pharmacies participate in most of the pharmacy benefit management networks; as well as managed care organizations directly.
     Our comprehensive COB services help patients by handling complex insurance billing and reimbursement challenges which, if not done properly, may lead to non-compliance with the prescribed drug therapy and prescription refills. Many of our patients take advantage of this service, while they await reimbursement from secondary or other payors. Because other retail pharmacies do not typically provide COB services, we believe it to be a major differentiator from our competitors. Co-payments and coinsurance payments that are billed are diligently pursued for collection unless approved financial hardship exemptions are in effect.
Professional Intervention
     Most of the diseases and conditions we support require complex, multi-drug regimens for treatment, many of which have potentially adverse side effects and drug interactions. Our pharmacists review every prescription presented for a patient against that patient’s medical history, his or her past and current medication usage, and clinical references to make sure the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem, they contact the prescriber to discuss that patient’s case and alternative medications.
     Our pharmacists and clinical staff stay informed about new medications and changing treatment protocols in our target diseases and conditions. We regularly send information on new medications to local prescribers to alert them, and recommend those patients which may be candidates for a change in therapy. Because most health care providers have limited time to keep up with the rapid pace of change in medicine, we believe that they benefit from these services.
Patient Education
     Due to the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration and we make great efforts to help our patients and caregivers understand how their regimen may affect their health status and lifestyle. We routinely consult each patient when they receive their first prescriptions from us. We consult on, among other things, what each medication is for, how it works, and what adverse side effects are most likely to occur. Our goal is to fully inform each patient because failure to do so could result in missed doses, delayed starts, and loss of other health care treatment options in some cases. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into alternative schedules and travel plans.
     Many of the specialty medications we dispense are given by injection, either just below the skin or into the muscle. We teach patients how to mix their medications, how to inject them, and how to deal with any site reactions that may occur. We often have the patient administer their first dose in the pharmacy so they feel comfortable with taking the medication(s) when they get home. Our pharmacists are available by telephone in case a patient has questions and generally follow up with the patient as needed.
     Our pharmacies also provide patients and their family members, as well as physicians, with a broad range of written educational materials. We create some of these items and receive others from pharmaceutical manufacturers and not-for-profit organizations. We promote local and national disease-related events, including cancer awareness programs and World AIDS Day. Most of our locations offer patient support groups for people living with HIV/AIDS, where they discuss new therapies, lifestyle tips and options to improve medication adherence.
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
     Since adherence and persistence are keys to achieving the optimal results for which a medication is prescribed, our pharmacists take a very active role in promoting and managing them. We stress the importance of adherence and persistence during our initial teaching sessions and with each medication refill. We provide refill reminders, either by phone call or e-mail, to alert people when a prescription refill is due. We routinely follow up with people who do not show up for their refills and alert physicians and other health care providers when the patient cannot be located. We back up these activities with nurse-based adherence management and therapy optimization programs for select conditions that carry a higher risk of complications or treatment failures. We believe that these services and programs allow us to achieve adherence rates markedly above the industry’s averages.
Coordinated Medication Delivery

     Our pharmacies deliver medications to a patient’s home or a physician’s office. Special handling techniques and/or refrigeration, including shipping with dry-ice packs, are utilized in compliance with a manufacturer’s specific shipping and handling requirements. In addition to injectable medications, we also provide sharps containers, syringes and other ancillary supplies needed for the administration of a product.
Therapy Management
     We design and administer clinical programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted disease states. Programs focus on preventing high-risk events through the appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. The goal of these services is to improve patient outcomes and lower overall healthcare costs.
     We offer numerous products and services for a broad number of disease states in order to provide freedom of choice in the physician’s selection of a particular prescription product as well as control over all pharmacy and medical expenditures in the most clinically appropriate manner. We do not associate or promote a particular pharmaceutical manufacturer’s products over another manufacturer’s product within a therapeutic class unless clinically appropriate based upon our pharmacy staff’s professional judgment, and always in consultation with a patient’s physician.
PBM Services
     We offer Plan Sponsors and third party administrators a broad range of PBM Services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:
Formulary and Benefit Design
     We work closely with our Plan Sponsors to offer formularies and benefit plan designs to meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through two principal techniques: (i) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (ii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic class. After a Plan Sponsor has established a formulary, rebates on brand name drugs are typically negotiated with drug manufacturers and are typically shared with Plan Sponsors.
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
Clinical Service
     Formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the covered drugs in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs, other than certain excluded products, when documented to be clinically appropriate for a particular Member. Since non-formulary drugs are rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular Member and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost non-preferred formulary or non-formulary drugs may be overridden through prior authorization or medical necessity procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are settled within 48 hours of request with complete information. Requests for, and appeals of denials of, coverage in those cases are handled by our staff of trained pharmacists, pharmacy techs and board certified pharmacotherapy specialists, subject to the Plan Sponsor’s ultimate authority over all such requests, determinations and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, we will authorize, without prior approval, short-term supplies of all medication, unless specifically excluded by a Plan Sponsor.
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
Disease Management
     We design and administer programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high-risk events, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include health care provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under “Specialty Services,” many of these same tools are used in delivering specialty pharmaceutical services and products.
Pharmacy Dispensing Facility
     We believe that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors’ members by the use of mail service programs through our own proprietary pharmacy dispensing facilities. We provide mail services from facilities in Columbus, Ohio, Roslyn, NY, and San Francisco, California. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords Plan Sponsors the ability to reduce cost as compared to the often more costly retail distribution of prescription products.
Discount Prescription Card Programs
     The above description of our service offerings principally apply to a managed pharmacy benefit and not to cash card or discount card programs.
     We administer numerous cash card or discount card programs on behalf of program sponsors or third party administrators. Those cards may be “stand-alone” pharmacy discount programs or bundled with other healthcare or other discount arrangements.
     Under those discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our mail order pharmacies are entitled to receive a percentage discount off the retail or “cash” price for a prescription medication. As the administrator of these discount card programs, we manage the program’s eligibility through our real-time electronic claims adjudication system. There is typically no formulary associated with these programs as they are unmanaged from a cost perspective.
Sales and Marketing
     Our sales and marketing efforts are focused on payors, manufacturers, patients and physicians, and are driven by dedicated units comprised of Managed Markets, Pharmaceutical Relations, and Physician Sales teams. Recent success has been demonstrated through distribution and service agreements with manufacturers for the distribution of newly approved drugs, and we anticipate further growth coming from this area. Additionally, contracting with managed care organizations remains a primary focus and physician sales efforts have proven valuable in generating sales growth.
Information Technology
     The Information Technology (“IT”) function has begun the process to identify and implement a new dispensing system that will be used across our mail order and community pharmacies. We believe that a new system will allow improved efficiencies and controls when dispensing or transferring prescriptions and provide improved data reporting and management. This new system will enhance our opportunities to partner with pharmaceutical companies.
     The IT function has integrated seven dispensing and billing systems previously used in our community pharmacies into two systems during 2006. During the first half of 2007 an integration will combine these retail systems into one software solution. Our community pharmacies have been automated in order to accommodate e-prescribing, as well as the electronic receipt of refill requests, refill authorizations, and new prescription requests from referring physicians. We also provide our patients the ability to refill their prescriptions over the phone utilizing an Integrated Voice Response system.
     The PBM Services business utilizes a proprietary system that offers precise benefit implementation and execution. Member coverage verification, formulary compliance, claims approvals, member co-pay and pharmacy reimbursement are adjudicated in real-time through that proprietary system. The system’s flexibility allows for numerous plan design options.
     Through 2007 and 2008, we intend to make substantial IT systems investments to improve internal controls, streamline our business processes and improve our data reporting and management capabilities.
Loss of Major Customer
     On December 21, 2005, Centene Corporation announced the acquisition of its own pharmacy benefits management business and transitioned its business to its own PBM during calendar 2006. Revenue from Centene Corporation for the years ended December 31, 2006, 2005 and 2004 was $47.1 million, $133.1 million and $102.1 million, respectively.
     During 2005 excelleRx was acquired by Omnicare and consequently, excelleRx will be transitioning its PBM business to Omnicare during the first half of 2007. Revenue from excelleRx for the years ended December 31, 2006, 2005 and 2004 was $29.7 million, $21.7 million and $14.3 million, respectively.
Mergers and Acquisitions
     On March 1, 2006 we acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“Burbank”), a specialty home infusion company located in Burbank, California. The addition of Burbank will enhance our ability to service infusion patients on both the East and West coasts and complements our strategic objective of expanding our infusion operations nationally. Burbank was purchased for approximately $13.1 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks.
     On October 7, 2005 we acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based retail specialty pharmacy located in Columbus, Ohio. Northland has a history of servicing individuals that may benefit from a number of specialty pharmacy therapies that we serve and is complementary to our community pharmacies. Northland was purchased for $12.0 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks.
     On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed Inc. in a stock-for-stock transaction valued at $105.3 million pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of our common stock.
Competition
     We face substantial competition within the pharmaceutical healthcare services industry and the past year has seen even more consolidation among PBMs, specialty pharmacy providers and pharmaceutical wholesalers. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in both the Specialty and PBM arenas, such as Caremark Rx, Inc., Express Scripts, Inc., Medco Health Solutions, Inc., MedImpact Healthcare Systems, Inc., National Medical Health Card Systems, Inc. and WellPoint Pharmacy Management, as well as many smaller organizations that typically operate on a local or regional basis. In the Specialty Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as Caremark, Express Scripts and Medco.

     Some of our Specialty Services competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as US BioServices, owned by AmeriSource Bergen Corporation, and McKesson Specialty Pharmacy, owned by McKesson HBOC Corporation, have a substantially larger market share in many of our specialty disease therapies than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However we do not believe that we compete strictly on the selling price of particular products in either business segment; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs while receiving high quality care.
Financial Information about Segments
     The following table presents revenue and income from operations by segment. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements. The 2006 information below includes Burbank beginning March 1, 2006. The 2005 information below includes Chronimed beginning March 12, 2005 and Northland beginning October 7, 2005. See Note 4 - Acquisitions of Notes to Consolidated Financial Statements.
Segment Financial Information
(in thousands)

	2006	2005	2004
Revenue:
Specialty Services	$866,622	$688,512	$251,487
PBM Services	285,837	384,723	379,029

Total	$1,152,459	$1,073,235	$630,516

(Loss) income from operations:
Specialty Services (1)	$(19,591)	$(16,942)	$9,769
PBM Services (2)	3,350	(12,261)	2,525

Total	$(16,241)	$(29,203)	$12,294

(1)	The year ended December 31, 2005 includes a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period and $6.5 million of goodwill and intangible impairment and $4.6 million of merger expenses associated with the acquisition of Chronimed (see Note 4 of Notes to the Financial Statements), all in the Specialty Services segment.

(2)	The year ended December 31, 2005 includes $18.6 million of goodwill impairment in the PBM Services segment.
Government Regulation

     As a participant in the healthcare industry our operations and relationships are subject to Federal and state laws and regulations and enforcement by Federal and state governmental agencies. Various Federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we comply in all material respects with all legal requirements material to our operations.
     We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of law to the Office of Inspector General (the“OIG”) within the U. S. Department of Health and Human Services.
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
     Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers from our PBM pharmacy network. Subject to various geographic, managed care or other exceptions, such legislation (“any willing provider” legislation) may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise needs oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits us, by ensuring us access to all networks in those states. Conversely, as a specialty provider, these any willing provider regulations enable us to participate in other PBM’s networks, restricting their ability to lock BioScrip pharmacies out of their networks.
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
     Statutes Prohibiting False Claims and Fraudulent Billing Activities. A range of Federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the Federal Government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Criminal provisions that are similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency it may be fined substantially similar to those imposed on individuals.
     Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the Office of the Inspector General in consultation with the U.S. Attorney General the state is entitled to an increase of ten percentage points in its share of any amounts recovered under a state action brought under such a law. To date, the OIG has reviewed laws in the following states: California, Florida, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all ten of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agencies.
     Reimbursement. Approximately 33% of our revenues are derived directly from Medicare or Medicaid or other government-sponsored healthcare programs subject to the Federal anti-kickback laws and/or the Stark laws. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.
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
     In 2006, First DataBank, a leading provider of electronic drug information to the health care industry, entered into a proposed settlement to address certain practices regarding the establishment of the benchmark Average Wholesale Price (“AWP”) for medications. If the proposed settlement is approved by the court, it would have industry-wide impact on prescription prices. We generally utilize MediSpan for determining AWP and MediSpan has not announced its reaction to the proposed settlement. We are paid by many Health Plans and PBMs as a mail order and specialty pharmacy using AWP as reported by First DataBank. Most of our provider and payor agreements contain provisions that allow us to manage the impact of this proposed settlement, if ratified as is or modified by the parties or the court. At this time we are unable to determine whether changes to AWP pricing methodology or the First DataBank AWP settlement will have a material adverse effect on us or our financial condition or prospects.
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
Employees
     At March 9, 2007, we had 838 full-time, 29 part-time and 225 per diem employees, including 196 licensed pharmacists. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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
Item 1A. Risk Factors
Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our results of operations and financial condition.
     The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. We recently appointed a full time project executive to drive improvements in receivables performance, added resources to prevent delays in cash posting, implemented new processes to improve timeliness and accountability and expanded our use of automated tools to post cash in order to improve both speed and accuracy. In addition, we implemented an improved process to quantify and document our estimates for uncollectible accounts. We have also changed processes at the point-of-sale in order to decrease billing and collection concerns. While management believes these efforts will improve collections, there can be no assurance that any of these controls and processes will improve our level of accounts receivable collectability in future periods.
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
     Over the last several years competition in the marketplace has caused many PBMs, including us, to reduce the prices charged to clients for core services and share a larger portion of the formulary fees and rebates received from pharmaceutical manufacturers with clients. This combination of lower pricing and increased rebate sharing, as well as increased demand for enhanced service offerings and higher service levels, have put pressure on operating margins. In addition, some of our larger competitors may offer services and pricing terms that we may not be able to offer. This competition may make it more difficult to maintain existing customers and attract new customers and may cause us to face the risk of declining reimbursement levels without achieving corresponding reductions in costs of revenues. Competition may also come from other sources in the future. As a result, we may not continue to remain competitive in the PBM marketplace, and competition could have an adverse effect on our business and financial results.
Changes in industry pricing benchmarks could adversely affect our financial performance.
     Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and our PBM and Specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription medications. These benchmarks include average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”). Most of our contracts utilize the AWP benchmark.
     First Databank, a leading provider of electronic drug information to the health care industry, recently entered into a proposed settlement to address certain practices with regards to the establishment of the AWP for brand medications. If the proposed settlement is approved by the court, it would have industry-wide impact on prescription drug prices. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes.
     Most of our provider and payor agreements contain provisions that allow us to manage the impact of this proposed settlement, if ratified as is or modified by the parties or the court. However, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.
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
     As a participant in the pharmaceutical healthcare services industry, our operations are subject to complex and evolving federal and state laws and regulations and enforcement by federal and state governmental agencies. These laws and regulations are described in detail at Part I, Item 1, “Business—Government Regulation.” While we believe we are operating our business in substantial compliance with all existing legal requirements material to the operation of our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, if we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties, including our ability to participate in federal and state healthcare programs. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure that we will be able to obtain or maintain the regulatory approvals required to operate our business.
Loss of relationships with one or more pharmaceutical manufacturers and changes in payments made by pharmaceutical manufacturers could adversely affect our business and financial results.
     We have contractual relationships with pharmaceutical manufacturers that provide discounts on drugs dispensed from our mail service and community pharmacies, pay rebates based on sales of drugs from our mail order pharmacy and pharmacies in our network of retail pharmacies and pay service fees should be for other programs and services that we provide. Our business and financial results could be adversely affected if: (i) we were to lose relationships with one or more key pharmaceutical manufacturers; (ii) rebates or other discounts decline due to changes in utilization of specified pharmaceutical products by health plan sponsors and other clients; (iii) legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or (iv) pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.
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
     Technology is also an important component of our business, as we continue to utilize new and better channels to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.
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
Network lock-outs by health insurers could adversely affect our financial results.
      Many Plan Sponsors and PBMs continue to create exclusive specialty networks which limit a member's access to a mail service facility or network of preferred pharmacies. To the extent our pharmacies are excluded from these networks, we are unable to dispense medications to those members and bill for prescriptions to those members insurance carriers. If these specialty networks continue to expand and we are locked out from dispensing specialty medications to members of exclusive networks, our revenues, financial condition and results of operations could be adversely affected.
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

Corporate Offices	Community and Infusion Pharmacies
Elmsford, NY	California	Minnesota
Eden Prairie, MN	Burbank (Infusion)	Minneapolis
	Palm Springs	Missouri
	San Diego	Kansas City
	San Francisco	St. Louis
Mail Operations	Sherman Oaks	Nevada
Columbus, OH	West Hollywood	Las Vegas
San Francisco, CA	District of Columbia	New Jersey
	Washington D. C.	Livingston (Infusion)
	Florida	New York
	Ft. Lauderdale	Bronx
	Miami Beach	Roslyn Heights
	Orlando	New York
	St. Petersburg	Ohio
	Tampa	Columbus
	West Palm Beach	Pennsylvania
	Georgia	Philadelphia
	Atlanta	West Chester
	Indiana	Tennessee
	Indianapolis (2)	Memphis
	Illinois	Texas
	Chicago	Dallas (2)
	Maryland	Houston
	Baltimore	Washington
	Massachusetts	Seattle
	Boston	Wisconsin
Milwaukee
Item 3. Legal Proceedings
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting our BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) subsidiary as the defendant, alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. The complaint seeks unspecified money damages and injunctive relief. PBM Services sought unsuccessfully to remove the action to federal court. On February 5, 2007, the court denied PBM Services’ motion to dismiss the action for lack of jurisdiction and failure to state a claim, and on February 16, 2007, PBM Services answered the complaint denying the material allegations. The parties are now engaged in discovery into the question of class certification only. We intend to deny the allegations and intend to defend vigorously against the action.
     BioScrip and its Chronimed, Inc. subsidiary were named as defendants in a qui tam lawsuit captioned Knight and Burns v. BioScrip, et. al., Civil Action No. 05-CV-00875 brought by two individual relators on behalf of the federal government and state of California in the United States District Court for the Southern District of California. The action was originally filed in April 2005 and an amended complaint was filed in December 2005. The defendants were not aware of the lawsuit until January 2007 when the federal government filed a notice declining to intervene in and pursue the action and the court unsealed the complaint and amended complaint and authorized the relators to proceed with the action. The amended complaint alleges that BioScrip’s pharmacies submitted fraudulent claims for reimbursement by Medicare and MediCal of pharmaceutical products from the late 1990’s until the date of the complaint and seeks damages in an unspecified amount, statutory penalties, and payment to the relators of a share of the damages and attorneys fees under the federal and California state False Claims Acts. The defendants have not been served with process and have not appeared in the action or responded to the pleadings, and there have been no proceedings in the case.
     The U.S. Attorney’s Office in Boston and the Department of Justice informed us that our subsidiary, Chronimed Holdings, Inc. d/b/a StatScript Pharmacy (“StatScript), was named as a defendant in a qui tam law suit filed by a whistleblower against Serono, Inc., and several other defendants in the federal district court for the District of Massachusetts alleging claims under the federal False Claims Act. The complaint has not been served on us or StatScript, which has had limited access to parts of the complaint, which is filed under seal. The government settled the claims in the suit against Serono, Inc., and recently declined to intervene in that suit. The relator(s) who are entitled to proceed with the suit against the defendants, has not decided whether to proceed against Chronimed, StatScript or the other defendants.
     On August 16, 2004, a shareholder of Chronimed, Inc., now a subsidiary of ours, filed a purported class action lawsuit in the Minnesota state court (class certification was never accomplished), Hennepin County, naming Chronimed, Inc., and certain of its then officers and directors as defendants, who are represented by other law firms in the action. The plaintiff amended the complaint in December 2004 to add an additional plaintiff and us (under the name MIM Corporation) as an additional defendant. The amended complaint asserts claims against the Chronimed officer and director defendants for alleged breach of their fiduciary duties in connection with the merger agreement by which we acquired Chronimed, alleges that we aided those alleged breaches, and seeks rescission of the merger and other relief. The amended complaint was never served on us and we have not responded to the pleading, appeared in the lawsuit, or been involved in any proceedings in the case. The court dismissed the amended complaint as against the other defendants and denied the plaintiffs’ motion to reinstate the complaint. We have reached a settlement with one of the two plaintiffs. Plaintiff’s counsel is unable to locate the original plaintiff.
     The Eufaula litigation is in the early stages of its proceeding and as such we are currently unable to assess its probable outcome or its financial impact. As to the two qui tam actions, we deny the allegations and intend to defend vigorously against them. Nonetheless, neither plaintiff has served us; given the preliminary stage of these matters, we are unable to assess the probable outcomes of these proceedings or their financial impact. If any of these matters were resolved adversely to us, any or all could have a material adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year reported on in this Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the Nasdaq Global Market under the symbol “BIOS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2005	First Quarter	$7.01	$5.75
	Second Quarter	$6.57	$5.13
	Third Quarter	$7.03	$5.88
	Fourth Quarter	$9.07	$5.93
2006	First Quarter	$8.12	$6.05
	Second Quarter	$7.19	$4.27
	Third Quarter	$5.65	$2.74
	Fourth Quarter	$4.30	$2.39
     As of March 9, 2007, there were 370 stockholders of record in addition to approximately 7,600 stockholders whose shares were held in nominee name. On March 9, 2007 the closing sale price of our Common Stock on Nasdaq was $3.12.
     We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.
     During the twelve months ended December 31, 2006, we did not sell any securities without registration under the Securities Act of 1933, as amended (the “Securities Act”).
     The graph set forth below compares, for the five-year period of December 31, 2001 through December 31, 2006, the total cumulative return to holders of the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BioScrip, Inc., The NASDAQ Composite Index
And The NASDAQ Health Services Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
* * * * * * * * *

Item 6. Selected Consolidated Financial Data
     The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. The 2006 information below includes Burbank beginning March 1, 2006. See Note 4 of Notes to Consolidated Financial Statements.

	December 31,
	(in thousands)
Balance Sheet Data	2006	2005	2004	2003	2002

Cash and cash equivalents	$—	$1,521	$2,957	$9,428	$5,751
Working capital	$37,023	$67,488	$13,968	$20,283	$5,101
Total assets	$305,456	$298,629	$185,788	$170,294	$182,231
Capital lease obligations, net of current portion	$—	$—	$—	$35	$430
Stockholders’ equity	$161,833	$195,765	$115,683	$107,202	$94,208

	Year Ended December 31,
	(in thousands, except per share amounts)
Statement of Operations Data	2006	2005	2004	2003	2002

Revenue (1)	$1,152,459	$1,073,235	$630,516	$588,770	$576,596
Merger related expenses (2)	$58	$4,575	$—	$—	$—
TennCare® reserve (3)	$—	$—	$—	$—	$(851)
Goodwill and intangible impairment (4)	$—	$25,165	$—	$—	$—
Net (loss) income (5,6,7,8,9)	$(38,289)	$(23,847)	$7,033	$9,130	$18,685
Net (loss) income per basic share	$(1.03)	$(0.70)	$0.32	$0.41	$0.83
Net (loss) income per diluted share (10)	$(1.03)	$(0.70)	$0.31	$0.40	$0.79
Weighted average shares outstanding used in computing basic (loss) income per share	37,304	34,129	22,245	22,164	22,616
Weighted average shares outstanding used in computing diluted (loss) income per share	37,304	34,129	22,702	22,640	23,563

(1)	Revenue includes: Centene Corporation PBM Services revenue of $47.1 million, $133.1 million, $102.1 million, $92.4 million and $49.7 million for the years 2006, 2005, 2004, 2003 and 2002, respectively; TennCare® PBM Services revenue of $67.8 million and $140.2 million for the years 2003 and 2002, respectively; and Value Options revenue of $19.7 million and $20.8 million for the years 2004 and 2003, respectively. Revenue from TennCare ended in 2003. Revenue from Value Options ended in 2004. Revenue from Centene Corporation ended in 2006.

(2)	Reflects merger, integration and re-branding expenses related to the acquisition of Chronimed on March 12, 2005.

(3)	In 1999, we recorded $6.0 million of TennCare® reserve adjustments for estimated losses on contract receivables relating to Tennessee Health Partnership (“THP”), Preferred Health Plans and Xantus Health Plans of Tennessee, Inc. (“Xantus”). In the first quarter of 2002, we recorded TennCare® reserve adjustment credits of $0.9 million as a result of the collection of the receivables reserved in 1999 from Xantus.

(4)	Includes a $4.0 million charge, net of tax, related to write-off of trade names due to our rebranding strategy in the Specialty Services segment, and an $18.2 million charge, net of tax, related to goodwill impairment in the PBM Services segment.

(5)	Net income in 2003 includes a $0.6 million charge, net of tax, related to a settlement with our founder, E. David Corvese, and a restructuring charge of $0.9 million, net of tax.

(6)	Net income in 2004 includes a $0.5 million charge, net of tax, related to a settlement with Value Options of Texas, Inc.

(7)	Net loss in 2005 includes a $4.3 million charge, net of tax, in the fourth quarter to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the merger integration period.
(8)	Net loss in 2006 includes a $25.7 million income tax charge in the fourth quarter for the establishment of a valuation allowance recorded against deferred tax assets.

(9)	The 2006 and 2005 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
* * * * * * * * * *

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and the information discussed in Part I, Item 1A – Risk Factors.
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
Business Overview
Item 1. Business
Overview
     We provide comprehensive specialty pharmaceutical and pharmacy benefit management (“PBM”) services. Our specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, management, dispensing, distribution and data reporting for medications used to treat patients living with chronic health conditions and are provided in various capacities to patients, physicians, payors and pharmaceutical manufacturers. Our PBM services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment.
     Specialty Services and PBM Services revenues are derived from our relationships with patients, physicians, pharmaceutical manufacturers and a variety of third party payors, including managed care organizations, as well as third party administrator (“TPAs”), self-funded employer groups and government programs (collectively “Plan Sponsors”).
     Our services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and traditional mail services (collectively, “PBM Services”).
     Our Specialty Services are marketed and sold primarily to patients, physicians, pharmaceutical manufacturers and payors and are focused on chronic health conditions including potentially life threatening or debilitating diseases or genetic disorders which are treated with specialty medications. These services include the distribution of biotech and other high cost injectable, oral and infusable prescription medications and the provision of therapy management services.
     We strive to maximize therapy outcomes through strict adherence to clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient.
     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, including the loss of our contracts with Centene Corporation and excelleRx. Consequently, Specialty Services revenues represent 75% of our total revenue.
     As part of our PBM Services, we also administer numerous cash card or discount card programs on behalf of program sponsors or TPAs. These are 100% copay programs that provide savings to customers who present a discount card at one of our participating network pharmacies or who order medications through one of our mail order pharmacies. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

     We plan to grow our infusion business by marketing a broader product offering in our current geographic service area. This includes adding new therapies to our current focus on immunological blood products, including our most recent focus on patients with hemophilia. We will work with physicians who utilize our services to support their in-office infusion activities and we expect to establish ambulatory infusion centers.
     Our plan for 2007 and beyond is to increase the depth of our business by broadening our model to take advantage of our strength of services and differentiating assets. We will implement redefined Specialty Services models to allow for therapy optimization and the management of medications incidental to a physician’s service.
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
     The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements, and in many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in its application. See our audited consolidated financial statements and notes thereto which appear in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP.
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
     Fee-For-Service Agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in our retail pharmacy network, or (b) at the time the drug is dispensed, in the case of a prescription filled through a pharmacy owned by us. Fee-for-service agreements accounted for more than 95% of our revenue for each of the years ended December 31, 2006, 2005 and 2004.
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
Allowance for Doubtful Accounts
     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, national mail). We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We periodically review the estimation process and make changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.
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
Rebates
     Manufacturers’ rebates are primarily part of our PBM Services segment and are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending upon our latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with our managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.
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
Income Taxes
     As part of the process of preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when it is more likely than not that we will not be able to realize the benefit from the deferred tax assets. Deferred tax assets are classified as current or non current according to the character of the asset or liability to which they relate.

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
Goodwill
     In accordance with SFAS 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
     The Company has two reporting units – Specialty Services and PBM Services. In the fourth quarter of 2005 the fair value of the PBM Services segment was less than its carrying amount, resulting in the write off of all goodwill associated with PBM Services. Specialty Services was evaluated during fourth quarter 2006, and no impairment existed at December 31, 2006.
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
     In the fourth quarter of 2005 we evaluated goodwill for impairment and recorded a write off as described above. As part of goodwill impairment testing, we further determined that certain intangible assets associated with customer lists were no longer recoverable from future cash flows. This resulted in a $0.8 million intangible impairment charge in fourth quarter 2005. No further impairment existed at December 31, 2006.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.
     The fair value of each option award is estimated on the date of grant using a binomial option-pricing model that uses the following assumptions: (i) expected volatility is based on the historical volatility of our stock, (ii) the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, and (iii) the expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise and employee termination assumptions under the valuation model.
Off-Balance Sheet Arrangements
     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2006, we are not involved in any unconsolidated special purpose entities or variable interest entities.
Reclassifications
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported consolidated financial position, results of operations or cash flows.
Results of Operations
     The following unaudited condensed consolidated pro forma financial information for the years ended December 31, 2005 and 2004 has been prepared as if the Chronimed acquisition had been consummated at the beginning of each respective period, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares has also been adjusted assuming we exchanged each outstanding share of Chronimed common stock for 1.12 shares of our common stock. We believe this information to be helpful in gaining an understanding of future financial and operating results and trends. In the following Management’s Discussion and Analysis we provide discussion of both the reported results as set forth in the Financial Statements and the pro forma results as presented in the following tables:

Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Year Ended December 31, 2005
	BioScrip	Chronimed	Pro Forma	Pro Forma
	As Reported	Pre-Merger	Adjustments	Combined
Revenue
Specialty Services	$688,512	$114,079	$—	$802,591
PBM Services	384,723	—	—	384,723

Total revenue	1,073,235	114,079		1,187,314

Cost of revenue	956,968	101,155	—	1,058,123

Gross profit	116,267	12,924	—	129,191
% of Revenue	10.8%	11.3%		10.9%

Operating expenses
Selling, general and administrative expenses	96,521	10,498	—	107,019
Bad debt expense	12,814	840		13,654
Amortization of intangibles	6,395	—	958 (1)	7,353
Merger related expenses	4,575	2,037	—	6,612
Goodwill and intangible impairment	25,165	—	—	25,165

Total operating expenses	145,470	13,375	958	159,803
% of Revenue	13.6%	11.7%		13.5%

Loss from operations	(29,203)	(451)	(958)	(30,612)

Interest (expense) income, net	(392)	84	—	(308)

Loss before income taxes	(29,595)	(367)	(958)	(30,920)
Income tax benefit	(5,748)	(143)	(114)	(6,005)

Net loss	$(23,847)	$(224)	$(844)	$(24,915)

Basic weighted average shares	34,129			34,129
Diluted weighted average shares	34,129			34,129

Basic net loss per share	$(0.70)			$(0.73)
Diluted net loss per share	$(0.70)			$(0.73)

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

(1)	Reflects estimated amortization expense as if Chronimed was acquired at the beginning of the year

CONSOLIDATED RESULTS
Year ended December 31, 2006 vs. December 31, 2005
     Revenue. Total reported revenue for the year ended December 31, 2006 increased $79.2 million, or 7.4%, to $1,152.4 million from $1,073.2 million for the same period in 2005. The 2005 results reflect the acquisition of Chronimed starting March 12, 2005. The year-over-year increase was concentrated in the Specialty Services segment and is primarily attributable to sales of new drugs, strong growth in infused products, new business related to the CAP program and the acquisitions of JPD, Inc d/b/a Northland Medical Pharmacy (“Northland”) in October 2005 and Intravenous Therapy Services, Inc. (“Burbank”) in March 2006. The increase is partially offset by the loss of PBM contracts.
     Revenue for the year ended December 31, 2006 was $1,152.4 million compared to $1,187.3 million on a pro forma basis for the year ended December 31, 2005, a $34.9 million, or 2.9%, decrease. The discussion below explains the primary reasons for revenue changes in each of our segments, Specialty Services and PBM Services.
     Specialty Services revenue for the year ended December 31, 2006 was $866.6 million compared to $802.6 million on a pro forma basis for the same period a year ago, a $64.0 million, or 8.0% increase. This increase was due primarily to sales of new specialty drugs under exclusive or preferred distribution arrangements, strong growth in infusion products, new business related to the CAP program, and the acquisition of Northland in October 2005 and Burbank in March 2006.
     PBM Services revenue for the year ended December 31, 2006 was $285.8 million compared to $384.7 million on a pro forma basis for the same period in 2005, a $98.9 million, or 25.7% decrease. The decline in revenue is due primarily to the loss of our customer Centene Corporation, which acquired its own PBM business and transitioned its PBM business with us to its own PBM throughout 2006. The decline in PBM revenue is partially offset by increased volume in our traditional mail business.
     Cost of Revenue and Gross Profit. Reported cost of revenue for the year ended December 31, 2006 was $1,032.9 million compared to $957.0 million for the same period in 2005. The total gross profit rate as a percentage of revenue for the year ended December 31, 2006 was 10.4%, compared to 10.8% for the same period in 2005. The Specialty Services segment gross profit rate decreased primarily as a result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures. The PBM Services segment gross profit rate, which is lower than Specialty Services, increased in 2006 from 2005 due to improved generic utilization and favorable rate impact created from the loss of lower margin business in 2006, partially offset by a rate change by a large traditional mail services client.
     Combined cost of revenue decreased $25.2 million, or 2.4%, to $1,032.9 million for the year ended December 31, 2006 from $1,058.1 million on a pro forma basis for the year ended December 31, 2005. Gross profit rate as a percentage of revenue decreased to 10.4% for the year ended December 31, 2006 compared to 10.9% on a pro forma basis for the same period in 2005. The Specialty Services gross profit decrease in 2006 was primarily the result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures. This was partially offset by an increase in PBM services gross profit rate in 2006 due to improved generic utilization and favorable rate impact created from the loss of lower margin business in 2006 partially offset by a rate change by a large traditional mail services client.
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
     Selling, General and Administrative Expenses. For the year ended December 31, 2006, selling, general and administrative expenses (“SG&A”) increased to $116.8 million, or 10.1% of total revenue, from $96.5 million, or

9.0% of total revenue, for the same period a year ago. The 2005 results reflect the acquisition of Chronimed starting March 12, 2005. The year-over-year increase in SG&A is primarily the result of additional ongoing operating expenses associated with acquisitions made since September 30, 2005, stock option expense due to the adoption of SFAS 123(R) at January 1, 2006, operating expense increases related to the CAP program, and severance expense related to staffing reductions. These expense increases were partially offset by a reduction in spending.
     SG&A for the year ended December 31, 2006 was $116.8 million, or 10.1% of total revenue, compared to $107.0 million, or 9.0% of total revenue, on a pro forma basis for the year ended December 31, 2005. The increase in SG&A primarily is the result of ongoing operating expenses associated with acquisitions made since September 30, 2005, stock option expense due to the adoption of SFAS 123(R) at January 1, 2006, operating expense increases related to the CAP program, severance expense related to the departure of former senior management and general staff reduction, and general operating expense increases.
     Bad Debt Expense. For the year ended December 31, 2006 we recorded bad debt expense of $12.4 million, a decrease of $0.4 million compared to $12.8 million in 2005. The decrease is the result of increased resources added to enhance our collection process and improve receivable collection performance. While we believe our efforts contributed to the improved collections performance, there can be no assurance that it will continue to improve in 2007 and our results could be adversely impacted. See Item 1A. “Risk Factors” for additional information regarding billing and collecting risks.
     Bad debt expense for the year ended December 31, 2006 was $12.4 million compared to $13.7 million on a pro forma basis for 2005, a decrease of $1.3 million. The decreased bad debt expense reflects a lower bad debt accrual rate due to an improvement in collections. The pro forma 2005 results reflect a fourth quarter charge of $7.1 million to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period.
     Amortization of Intangibles. For the year ended December 31, 2006 we recorded amortization expense of intangibles of $6.5 million compared to amortization expense from intangibles of $6.4 million in 2005. The increase is due to the amortization associated with the acquisition completed during 2006.
     Amortization expense for the year ended December 31, 2006 was $6.5 million compared to $7.4 million on a pro forma basis for 2005, a decrease of $0.9 million. This decrease is due primarily to the write-off in 2005 of trade name assets associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. due to the rebranding strategy. In first quarter 2007 the amortization of the intangible assets associated with the Chronimed acquisition will expire resulting in a decrease in amortization expense.
     Merger Related Expenses. There were merger related expenses of $0.1 million in 2006. For the year ended December 31, 2005 merger related expenses were $4.6 million. The integration and other merger-related expenses include expenses incurred to consolidate the acquisition of Chronimed, including severance and rebranding costs.
     Pro forma merger related expenses for the year ended December 31, 2005 were $6.6 million and reflected $2.0 million of merger-related expenses incurred by Chronimed from January 1, 2005 to March 12, 2005, the date of the Chronimed acquisition, in addition to those discussed above.
     Goodwill and Intangible Impairment. There was no goodwill or intangible impairment write offs for the year ended December 31, 2006. The year ended December 31, 2005 included the write off of $5.8 million for the trade name intangible assets associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. The re-branding of all of our business lines to a single brand, BioScrip, prompted the write off of the existing trade name intangible assets. Also included in 2005 were goodwill and intangible impairment charges of $19.4 million, principally associated with the PBM Services segment. The PBM Services impairment is the result of the loss of the Centene contract and other related PBM Services contracts, and its negative impact on the long term financial outlook for the PBM Services business.

     Net Interest Expense. Net interest expense was $3.0 million for the year ended December 31, 2006 compared to $0.4 million for the year ended December 31, 2005. Interest expense associated with our line of credit was higher in 2006 as our average borrowing levels were higher. The increase is principally the result of additional borrowings used to fund the acquisition of Burbank, operating losses, declining PBM revenue and increased working capital needs associated with the CAP program. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts.
     Net interest expense was $3.0 million for the year ended December 31, 2006 compared to $0.3 million on a pro forma basis for the year ended December 31, 2005.
     Provision for and Benefit from Income Taxes. The reported provision for income taxes was $19.0 million for 2006 compared to a reported benefit from income taxes of $5.7 million for 2005. The 2006 tax provision includes the establishment of a valuation allowance recorded against deferred tax assets. At December 31, 2006, we had Federal net operating loss carryforwards of $21.6 million which begin expiring in 2017 and later.
     Net Income and Earnings Per Share. We reported a net loss of $38.3 million, or $1.03 per share, for the year ended December 31, 2006, compared to a net loss of $23.8 million, or $0.70 per share, for the same period a year ago. The increase in net loss is due primarily to a $25.7 million income tax charge to establish a valuation allowance against deferred tax assets. The number of weighted average basic and diluted shares at December 31, 2006 was 37,303,531 compared to 34,128,650 at December 31, 2005, due to the acquisition and the related issuance of stock.
     Net loss for the year ended December 31, 2006 was $38.3 million, or $1.03 per diluted share, compared to pro forma net loss of $24.9 million, or $0.73 per diluted share, for the year ended December 31, 2005.
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
     Bad Debt Expense. For the year ended December 31, 2005 we recorded bad debt expense of $12.8 million, an increase of $10.9 million compared to $1.9 million in 2004. The increase is the result of increased accounts receivable due to the Chronimed merger and a $7.1 million fourth quarter charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period. We have added resources and are enhancing collection processes to improve 2006 financial performance. While we believe our efforts will improve collections performance, there can be no assurance that it will improve in 2006 and our results could be adversely impacted. See Item 1A. “Risk Factors” for additional information regarding billing and collecting risks.
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
     Net (Loss) Income and (Loss) Earnings Per Share. We reported a net loss of $23.8 million, or $0.70 per diluted share, for the year ended December 31, 2005, compared to net income of $7.0 million, or $0.31 per diluted share, for the same period a year ago. The decline primarily is due to goodwill and intangible impairment charges and increased bad debt expense, as well as increased SG&A expenses, amortization expense and merger expenses related to the Chronimed acquisition. The number of average diluted shares at December 31, 2005 was 34,128,650 compared to 22,701,862 at December 31, 2004, due to the acquisition and the related issuance of stock.
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
     For 2006, net cash used in operating activities totaled $29.9 million compared to $6.4 million used in operating activities for 2005. The increase in operating cash used from 2005 to 2006 was the result of increases in accounts receivable balances of $15.8 million, inventory of $7.1 million and a decrease in claims payable of $21.9 million, partially offset by the increase in accrued expenses of $4.4 million.
     Recent legislation regarding CAP is expected to improve cash flow by authorizing payment of claims on a bi-weekly basis beginning April 1, 2007. In addition, that legislation authorized CMS to pay all open claims on April 1, 2007.
     Net cash used in investing activities in 2006 was $18.4 million compared to net cash provided by investing activities of $3.1 million in 2005. The change was driven primarily by the March 1, 2006, acquisition of Burbank for $13.1 million in cash and purchases of property and equipment for $5.4 million.
     Net cash provided by financing activities in 2006 was $46.8 million compared to net cash provided by financing activities in 2005 of $1.9 million due to increased borrowings in 2006.
     At December 31, 2006, we had working capital of $37.0 million compared to $67.5 million at December 31, 2005. The decrease in working capital primarily is attributable to the acquisition of Burbank in March 2006 and the creation of the valuation allowance against deferred tax assets.
     At December 31, 2006 there were $52.9 million of outstanding bank borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $45.5 million increase from the same period in 2005. The Facility was increased in July 2006 to provide for borrowings of up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. Effective September 30, 2006, the Facility was extended for four years through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing up to $100 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.
     The weighted average interest rate on the line of credit was 7.61% during 2006 compared to 5.77% for 2005. At March 9, 2007 we had $17.8 million of credit available under the Facility.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all such covenants as of December 31, 2006.
     On March 1, 2006, we acquired Burbank for $13.1 million in cash. Direct expenses associated with the acquisition were less than $0.1 million. That acquisition was paid for with proceeds from the Facility. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We intend to make substantial information technology (“IT”) systems investments beginning in 2007 to improve internal control and streamline our business processes. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months. Growth in the CAP program may require an increase in our line of credit to fund additional working capital requirements.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from cash on hand, borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At December 31, 2006, we had Federal NOL carryforwards of approximately $21.6 million, which will begin expiring in 2017 and later. Certain of the NOL carryforwards are subject to limitation and may be utilized in a future year. If the NOL carryforwards are not utilized in the year they are available they may be utilized in a future year.
     On February 28, 2003 we announced a stock repurchase program pursuant to which we are authorized to purchase up to $10 million of our common stock from time to time by various means. Our stock repurchase program does not have a set expiration date, and repurchases under the program may be made at times and in amounts as our management deems appropriate, subject to restrictions under the Merger Agreement. No stock was repurchased during 2006 or 2005. As of December 31, 2006, approximately $4.9 million of the $10.0 million authorized remains available for additional share repurchases. We hold a total of 2,198,076 shares of treasury stock acquired under current and prior repurchase programs.
     The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Line of credit(1)	$52,895	$52,895	$—	$—	$—
Operating leases	14,482	4,143	7,051	2,864	424
Purchase commitment(2)	29,760	29,760	—	—	—

Total Contractual Cash Obligations	$97,137	$86,798	$7,051	$2,864	$424

(1)	Interest on the line of credit is payable monthly. For additional information regarding the line of credit see Note 9 – Line of Credit.

(2)	Commitment with a supplier to purchase established product quantities.
Other Matters
Controls and Procedures
     As of the end of the period covered by this Annual Report, evaluations of disclosure controls and internal control over financial reporting were performed under the supervision and with the participation of management, including our Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”). Based upon these evaluations, management believes our controls were not effective as of December 31, 2006 and 2005. See Part II, Item 9A. “Controls and Procedures” for a full discussion of the Evaluation of Disclosure Controls and Procedures, Management Report on Internal Control over Financial Reporting and our Management Remediation Plan.
7A. Quantitative and Qualitative Disclosures About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2006 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. A 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.4 million, pre-tax, based upon the average daily balance during 2006. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At December 31, 2006, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, debt and line of credit approximate fair value due to their short-term nature.
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
* * * * * * * * *

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BioScrip, Inc.
We have audited the accompanying consolidated balance sheets of BioScrip, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(A). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioScrip, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 15, 2007

BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
(in thousands, except for share amounts)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$—	$1,521
Receivables, less allowance for doubtful accounts of $13,774 and $14,406 at December 31, 2006 and 2005, respectively	135,139	127,880
Inventory	33,471	25,873
Prepaid expenses and other current assets	2,090	2,978
Deferred taxes	—	11,225

Total current assets	170,700	169,477

Property and equipment, net	10,409	9,232
Other assets and investments	681	939
Goodwill	114,991	104,268
Intangible assets, net	8,675	14,713

Total assets	$305,456	$298,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$52,895	$7,427
Accounts payable	51,724	39,969
Claims payable	9,548	31,402
Payables to plan sponsors	589	1,695
Payor allowance	9,691	9,118
Accrued expenses and other current liabilities	9,230	12,378

Total current liabilities	133,677	101,989

Deferred taxes	9,946	875

Total liabilities	143,623	102,864

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 share authorized, no shares issued or outstanding
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 40,680,233 and 39,425,828, respectively; shares outstanding: 37,488,257 and 37,094,252, respectively	4	4
Treasury stock, 2,247,150 shares at cost	(8,002)	(8,002)
Additional paid-in capital	239,315	234,958
Accumulated deficit	(69,484)	(31,195)

Total stockholders’ equity	161,833	195,765

Total liabilities and stockholders’ equity	$305,456	$298,629

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share amounts)

	2006	2005	2004
Revenue	$1,152,459	$1,073,235	$630,516

Cost of revenue	1,032,864	956,968	562,360

Gross profit	119,595	116,267	68,156

Selling, general and administrative expenses	116,797	96,521	50,935
Bad debt expense	12,443	12,814	1,908
Amortization of intangibles	6,538	6,395	3,019
Merger related expenses	58	4,575	—
Goodwill and intangible impairment	—	25,165	—

(Loss) income from operations	(16,241)	(29,203)	12,294

Interest expense, net	(3,018)	(392)	(808)

(Loss) income before provision for income taxes	(19,259)	(29,595)	11,486

Tax provision (benefit)	19,030	(5,748)	4,453

Net (loss) income	$(38,289)	$(23,847)	$7,033

Basic (loss) income per share	$(1.03)	$(0.70)	$0.32

Diluted (loss) income per share	$(1.03)	$(0.70)	$0.31

Weighted average shares used in computing basic (loss) income per share	37,304	34,129	22,245

Weighted average shares used in computing diluted (loss) income per share	37,304	34,129	22,702

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2003	$2	$(8,002)	$129,583	$(14,381)	$107,202

Exercise of stock options and other related activities	—	—	969	—	969
Tax benefit recorded from option exercises	—	—	479	—	479
Net income	—	—	—	7,033	7,033

Balance December 31, 2004	2	(8,002)	131,031	(7,348)	115,683

Exercise of stock options and other related activities	—	—	1,892	—	1,892
Tax benefit recorded from option exercises	—	—	475	—	475
Shares issued in connection with Chronimed acquisition	2	—	101,560	—	101,562
Net income	—	—	—	(23,847)	(23,847)

Balance December 31, 2005	4	(8,002)	234,958	(31,195)	195,765

Exercise of stock options	—	—	1,356	—	1,356
Compensation under employee compensation plans	—	—	2,545	—	2,545
Tax benefit recorded from option exercises	—	—	456	—	456
Net loss	—	—	—	(38,289)	(38,289)

Balance December 31, 2006	$4	$(8,002)	$239,315	$(69,484)	$161,833

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(38,289)	$(23,847)	$7,033
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,316	3,520	2,005
Amortization	6,538	6,395	3,020
Goodwill and intangible impairment	—	25,165	—
Change in deferred income tax	20,297	(6,032)	2,584
Tax benefit from exercise of stock options	456	475	479
Excess tax benefits relating to employee stock compensation	(19)	—	—
Compensation under employee compensation plans	2,545	116	93
Provision for losses on receivables	12,443	12,814	1,908
Loss on disposal of fixed assets	237	464	—
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(15,764)	(21,471)	(3,818)
Inventory	(7,109)	(3,556)	(2,559)
Prepaid expenses and other current assets	1,108	1,154	136
Accounts payable	9,056	11,073	(3,949)
Claims payable	(21,854)	2,743	1,300
Payor allowance	573	—	—
Accrued expenses and other current and non-current liabilities	(4,396)	(15,436)	(4,938)

Net cash (used in) provided by operating activities	(29,862)	(6,422)	3,294

Cash flows from investing activities:
Purchases of property and equipment	(5,436)	(5,129)	(1,058)
Acquisitions, net of cash acquired	(13,097)	6,918	(14,256)
Decrease (increase) in other assets	125	1,332	(1,764)

Net cash (used in) provided by investing activities	(18,408)	3,121	(17,078)

Cash flows from financing activities:
Borrowings on line of credit	1,031,383	744,419	696,040
Repayments on line of credit	(985,916)	(744,295)	(688,737)
Net proceeds from employee stock compensation plans	1,356	1,776	876
Excess tax benefits relating to employee stock compensation	19	—	—
Principal payments on short term debt	—	—	(467)
Principal payments on capital lease obligations	(93)	(35)	(399)

Net cash provided by financing activities	46,749	1,865	7,313

Net decrease in cash and cash equivalents	(1,521)	(1,436)	(6,471)

Cash and cash equivalents-beginning of period	1,521	2,957	9,428

Cash and cash equivalents-end of period	$-0-	$1,521	$2,957

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,849	$613	$727

Cash paid during the period for income taxes	$2,484	$1,620	$3,349

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—NATURE OF BUSINESS
Corporate Organization
     BioScrip, Inc. (the “Company” or “BioScrip”) provides comprehensive specialty pharmacy and pharmacy benefit management (“PBM”) services. The Company’s specialty pharmacy services (“Specialty Services”) include the distribution of specialty and traditional prescription medications (both injectable and infusible), the coordination of customer benefits and the provision of specialized clinical therapy management services. The Company’s PBM services include pharmacy network management, claims processing, benefit design consultation, drug utilization review and formulary management.
     BioScrip works with patients, physicians and pharmaceutical manufacturers. The Company also works directly with a variety of third party payors, including HMO’s, indemnity plans and PPO’s, health insurers and other insurance companies, as well as labor unions, self-funded employer groups and government agencies (including Medicaid and Medicare) (collectively “Plan Sponsors”), and through third-party administrators. The Company works with all of these constituents in a concerted effort to improve clinical and economic outcomes while enhancing the quality of life for the individuals living with chronic conditions.
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
     The Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, Immune Deficiency, Cancer, Hemophilia, Multiple Sclerosis, Growth Hormone Deficiency, Gaucher’s Disease, Rheumatoid Arthritis, Infertility, Hepatitis C, Psoriasis, Crohn’s Disease and Transplants. The specialty drugs distributed through the BioScrip® programs are dispensed and serviced from the Company’s more than 30 specialty pharmacy locations across the United States.
Basis of Presentation
     The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
Reclassification
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On March 12, 2005 the Company acquired all the issued and outstanding capital stock of Chronimed Inc. On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy. On March 1, 2006 the Company acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. All acquisitions have been consolidated since the date of purchase and all significant intercompany accounts and transactions have been eliminated in consolidation.
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
Allowance for Doubtful Accounts
     Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, national mail). The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The Company periodically reviews the estimation process and makes changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.
Allowance for Contractual Discounts
     The Company is reimbursed for the medications and services it sells by Plan Sponsors. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. The Company estimates the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given its interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating the continual review and assessment of the estimation process.

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
Rebates
     Manufacturers’ rebates are primarily part of the Company’s PBM Services segment and are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with the Company’s managed care organizations. Shared rebates are recorded as a reduction of revenue. Total rebates are recorded as a reduction of cost of goods sold.
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
     Fee-for-service or transactional agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its own pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as the Company’s mail service facility. Under fee-for-service agreements, revenue is recognized either: (a) when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member, in the case of a prescription filled through a pharmacy participating in the Company’s retail pharmacy network, or (b) at the time the drug is dispensed to the patient, in the case of a prescription filled through a pharmacy owned by the Company. Fee-for-service agreements accounted for more than 95% of revenue for each of the years ended December 31, 2006, 2005 and 2004.
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
     When prescriptions are filled in a Company owned pharmacy, the Company collects and retains co-payments or coinsurance from plan sponsors’ members and records these receipts as revenue when the amounts are collected or deemed collectible and reasonably estimable. In certain cases, the Company’s coordination of benefit support services result in the Company being unable to ascertain or estimate the amount of the co-payment or coinsurance until after the Company receives reimbursement and explanations of benefits from the payors. In those cases the Company collects those amounts after the fact. When prescriptions are filled through pharmacies participating in the Company’s retail pharmacy networks, the Company is not entitled to retain co-payments and accordingly does not account for retail pharmacy co-payments or coinsurance in its financial statements. Pharmacy network co-payments are never billed or collected by the Company and the Company has no legal right or obligation to receive them as they are collected by its network pharmacies.
Cost of Revenue
     Cost of revenue includes the costs of prescription medications, pharmacy claims, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management and administration, claims processing operations and mail order services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and total manufacturer rebates.
Impairment of Long Lived Assets
     The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. During 2005, the Company implemented a rebranding of all our business lines to a single brand name — “BioScrip.” As a result of that strategy the value of the trade names associated with our Natural Living, Inc. and Vitality Home Infusion Services, Inc. subsidiaries has been eliminated, and those assets have been removed from the balance sheet, resulting in a $5.8 million charge in the second quarter of 2005.
     In the fourth quarter of 2005, as part of the Company’s annual goodwill impairment testing, it determined that intangible assets associated with certain customer lists were no longer recoverable from future cash flows resulting in an $0.8 million intangible impairment charge in fourth quarter 2005. During 2006, no impairments of intangibles existed.

Goodwill
     In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The measurement of possible impairment is based upon the comparison of the fair value of each reporting unit with the book value of its assets.
     The Company has two reporting units – Specialty Services and PBM Services. The fair value of Specialty Services exceeded its carrying amount resulting in no impairment charges in fiscal years 2006 and 2005. In 2005, the fair value of PBM Services was less than its carrying amount, resulting in the write off of all goodwill associated with PBM Services, primarily as a result of contract terminations, including the termination of the Company’s contract with Centene Corporation, the Company’s largest PBM Services customer.
Lease Accounting
     The Company accounts for leasing transactions by recording rent expense on a straight-line basis, starting on the date it gains possession of leased property, over the expected life of the lease. Lease terms are generally five years, with many containing options to extend for periods ranging from one to five years. The Company includes tenant improvement allowances and rent holidays received from landlords as adjustments reducing straight-line rent expense and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.
Income Taxes
     As part of the process of preparing the Company’s consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.
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
Disclosure of Fair Value of Financial Instruments
     The Company’s financial instruments consist mainly of cash and cash equivalents and its line of credit. The carrying amounts of cash, cash equivalents and the line of credit approximate fair value due to their fully liquid or short-term nature.

Accounting for Stock-Based Compensation
     At December 31, 2006, the Company has a number of stock-based employee compensation plans (the “Plans”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company. As of December 31, 2006, approximately 0.8 million shares remain available for grant under the Plans.
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
     See Note 13 for additional information regarding stock-based compensation.
(Loss) Income per Share
     Basic (loss) income per common share is based on the weighted average number of shares outstanding. Diluted income per share is based on the weighted average number of shares outstanding, including common stock equivalents and diluted (loss) per share is based on the weighted average number of shares outstanding because the impact of common stock equivalents would be anti-dilutive (in thousands except per share data).

	2006	2005	2004
Numerator:
Net (loss) income	$(38,289)	$(23,847)	$7,033

Denominator – Basic:
Weighted average number of common shares outstanding	37,304	34,129	22,245

Basic (loss) income per common share	$(1.03)	$(0.70)	$0.32

Denominator – Diluted:
Weighted average number of common shares outstanding	37,304	34,129	22,245
Common share equivalents of outstanding stock options	—	—	457

Total diluted shares outstanding	37,304	34,129	22,702

Diluted (loss) income per common share	$(1.03)	$(0.70)	$0.31

     Employee stock options and restricted stock awards of 485,751 and 546,292 for 2006 and 2005, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive. Since 2006 and 2005 are in a net loss position, all outstanding employee stock options and restricted stock awards are excluded from the diluted net loss per share calculation.
Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (greater than 50 percent likely) before it can be recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007. The Company is currently reviewing the effect FIN 48 will have on its financial statements.
     In September 2006, the FASB issued FASB Statement No. 157 (“FAS 157”) Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the effect of FAS 157 on its financial statements.
NOTE 3 — OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services.
     The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. The 2006 information below includes Intravenous Therapy Services, Inc. beginning March 1, 2006.
Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Specialty Services	$866,622	$688,512	$251,487
PBM Services	285,837	384,723	379,029

Total	$1,152,459	$1,073,235	$630,516

(Loss) income from operations:
Specialty Services	$(19,533)	$(5,831)	$9,769
PBM Services	3,350	6,368	2,525

	(16,183)	537	12,294

Merger and integration	58	4,575	—
Goodwill and intangible impairment	—	25,165	—

(Loss) income from operations	(16,241)	(29,203)	12,294

Interest expense, net	(3,018)	(392)	(808)
Income tax expense (benefit)	19,030	(5,748)	4,453

Net (loss) income:	$(38,289)	$(23,847)	$7,033

Depreciation Expense:
Specialty Services	$3,591	$2,411	$832
PBM Services	725	1,110	1,173

	Years Ended December 31,
	2006	2005	2004
Total	$4,316	$3,520	$2,005

Total assets:
Specialty Services	$241,973	$217,012	$124,510
PBM Services	63,483	81,617	61,278

Total	$305,456	$298,629	$185,788

Capital expenditures:
Specialty Services	$4,063	$4,866	$609
PBM Services	1,373	263	449

Total	$5,436	$5,129	$1,058

     The following table outlines, by segment, contracts with Plan Sponsors having revenues that individually exceeded 10% of the Company’s total revenues (in thousands):

	For the year ended December 31,
	2006	2005

Significant customer A
PBM Services:
Revenue	$47,135	$133,143
% of Total Revenue	4%	12%

Significant customer B
PBM Services:
Revenue	$120,771	$113,914
% of Total Revenue	11%	11%
Specialty Services:
Revenue	$25,663	$21,524
% of Total Revenue	2%	2%
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
     The purchase price paid for Chronimed resulted in the fair value of assets acquired being in excess of the net asset value of the business. Goodwill, described in SFAS 141, Paragraph 43 as “the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed,” was recognized and was consistent with the rationale for the acquisition as follows:
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
     The following table sets forth the allocation of the purchase price as of December 31, 2005:
Purchase Price Allocation
(in thousands)

Purchase price:
Value of stock exchanged	$90,192
Value of stock options assumed	11,370
Transaction costs	3,696

Total purchase price	105,258

Less: net tangible assets as of March 12, 2005	58,316

Excess of purchase price over net tangible assets acquired	$46,942

Allocation of excess purchase price:
Customer lists and tradenames	$9,560
Goodwill	37,382

Total	$46,942

     Customer lists acquired from Chronimed are amortized over twenty-four months. In conjunction with the rebranding of all business lines to a single brand, the tradenames acquired from Chronimed were fully amortized as of December 31, 2005.
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
     As part of the merger, the Company consolidated Chronimed’s Minnetonka, Minnesota mail service operations into the Company’s higher capacity mail distribution operation in Columbus, Ohio and closed the Minnetonka mail facility. Severance costs of $1.0 million were included in the purchase price and were paid out by December 31, 2005.
     The following unaudited consolidated pro forma financial information for the year ended December 31, 2005 has been prepared assuming Chronimed was acquired as of the beginning of 2005, utilizing the purchase method of accounting, with certain pro forma adjustments for amortization of intangibles. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the actual results had the acquisition occurred at the beginning of the period. This pro forma financial information is not intended to be a projection of future operating results.
Pro Forma Statements of Operations
(in thousands, except per share amounts)

	Twelve months ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$1,187,314	$1,219,550
Net (loss) income	$(24,915)	$9,624
Basic income (loss) per common share	$(0.73)	$0.26
Diluted income (loss) per common share	$(0.73)	$0.26
Natural Living Acquisition
     On February 2, 2004, the Company acquired all of the issued and outstanding stock of Natural Living, Inc., d/b/a Fair Pharmacy, a retail specialty pharmacy located in Bronx, New York for $15.0 million in cash, plus a performance-based earn-out of $4.0 million paid after the first anniversary of the closing. The acquisition enhanced the Company’s HIV, Cancer and Hepatitis C disease therapies and has been incorporated into the Company’s Specialty Services segment.
Northland Medical Pharmacy Acquisition
     On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio for $12.0 million in cash. Northland complements the Company’s expanding community pharmacy model.
Intravenous Therapy Service Acquisition
     On March 1, 2006 the Company acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“Burbank”), a specialty home infusion company located in Burbank, California for approximately $13.1 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks. The addition of Burbank enhances the Company’s ability to service infusion patients on both the East and West coasts and complements its strategic objective of expanding its infusion operations nationally.

     The operating results of each of these acquisitions are included in the Company’s consolidated statement of operations from the date of each acquisition. Pro forma results of operations for the Natural Living, Inc., Northland and Burbank acquisitions have not been presented since the effects of these business acquisitions were not material to the Company’s financial performance either individually or in the aggregate.
NOTE 5 — RESTRUCTURING
     The acquisition of Chronimed resulted in the consolidation of certain finance and information technology (IT) functions. The Company’s two Rhode Island offices, which included finance and IT functions, were closed as a result of these consolidations. These functions were fully transitioned to the Company’s Minnesota offices as of December 31, 2005.
     In connection with the consolidation of the finance and IT departments as described above, throughout the second half of 2005, the Company terminated 67 employees. All of these terminations were the result of the purchase of Chronimed and were expensed in the Specialty Services segment. Severance costs in connection with this restructuring were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), with the expense being allocated over the estimated retention period of employees. Severance costs of $2.0 million were recorded in SG&A expenses for employee separation costs in 2005, in connection with the termination of these employees. In September and December of 2005 the two Rhode Island offices were closed, resulting in $0.4 million of expense recorded in SG&A. All of these costs were recorded in the Specialty Services segment. All restructuring costs have been paid out as of December 31, 2006.
Restructuring Costs
(in thousands)

Provisions for restructuring	$2,370
Payments for restructuring	(1,073)

Liability at December 31, 2005	1,297

Provisions for restructuring	58
Payments for restructuring	(1,355)

Liability at December 31, 2006	$—

NOTE 6 — GOODWILL AND INTANGIBLES
     The Company follows SFAS 141 and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in accounting and reporting for its business combinations, goodwill and intangible assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Management assesses impairment in the fourth quarter of each year or whenever there is an impairment indicator. Under SFAS 141, an acquired intangible asset should be separately recognized and amortized over its useful life (unless an indefinite life) if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged regardless of the acquirer’s intent to do so.

     The following table provides a reconciliation of goodwill by segment (in thousands):

	Specialty Services	PBM Services	Total
Balance as of December 31, 2004	$56,245	$18,629	$74,874
Goodwill acquired (Chronimed, Northland)	47,924	—	47,924
Purchase price adjustment (Natural Living, Inc)	99	—	99
Goodwill impairment		(18,629)	(18,629)

Balance as of December 31, 2005	104,268	—	104,268
Goodwill acquired (Burbank)	10,654	—	10,654
Goodwill adjustments(Chronimed,Northland)	69	—	69

Balance as of December 31, 2006	$114,991	$—	$114,991

     The Company recorded a goodwill impairment of $18.6 million in the fourth quarter of 2005 primarily due to the loss of Centene Corporation and other PBM Services contracts. The loss of those contracts had a material negative impact on the long term financial outlook for the PBM Services segment.
     Portions of goodwill assigned to the Specialty Services segment are expected to be deductible for income tax purposes.
     The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2006 (in thousands):

		As of December 31, 2006		As of December 31, 2005
	Weighted
	Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(in months)	Amount	Amortization	Amount	Amortization

Non-compete agreements (1)	9.5	$3,900	$(1,931)	$4,130	$(1,873)
Customer relationships(2)	63.9	20,200	(13,494)	20,200	(7,744)
Tradename(3)				360	(360)

Total		$24,100	$(15,425)	$24,690	$(9,977)

(1)	A non-compete agreement valued at $0.5 million was added for the Burbank acquisition in 2006. The Roslyn non-compete agreement of $0.7 million was fully amortized in 2006.

(2)	Certain intangible assets associated with customer lists valued at $0.8 million were written off in the fourth quarter of 2005.

(3)	In 2005, the Company completed the process of rebranding to a single brand name, “BioScrip”. As a result the value of all legacy tradenames, totaling $5.8 million, was written off in the second quarter of 2005. A tradename acquired with the Chronimed purchase was valued at $0.4 million and fully amortized in 2005.
     The amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6.5 million, $6.4 million and $3.0 million, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

For the year ending December 31,
2007	$2,913
2008	$1,955
2009	$1,392
2010	$1,250
2011	$1,165
     The Company’s net intangible assets as of December 31, 2006 are composed of customer relationships and non compete agreements associated with the acquired businesses. The adjusted expected amortizable life of these assets ranges from two to ten years.

NOTE 7 — RELATED PARTY TRANSACTIONS
     The Company leased one of its facilities from Alchemie Properties, LLC (“Alchemie”) pursuant to a ten-year agreement. Alchemie is controlled by Mr. E. David Corvese, a stockholder and former officer and director of the Company (the “Founder”). Rent expense was approximately $0.1 million for each of the years ended December 31, 2005 and 2004. With the relocation of the Company’s business headquarters to Eden Prairie, Minnesota, the Company bought out of the Alchemie lease on December 29, 2005 for approximately $0.2 million.
     One of the Company’s former board members, who resigned in February 2006, was a partner of the Company’s primary outside legal services firm. Fees were paid to that legal firm of $1.7 million, $2.1 million, and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
NOTE 8 — PROPERTY AND EQUIPMENT
     Property and equipment, at cost, consists of the following at December 31 (in thousands):

	2006	2005

Computer and office equipment, including equipment acquired under capital leases	$10,640	$21,804
Furniture and fixtures	2,763	2,486
Leasehold improvements	6,571	4,442

	19,974	28,732
Less: Accumulated depreciation	(9,565)	(19,500)

Property and equipment, net	$10,409	$9,232

     Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4.3 million, $3.5 million and $2.0 million, respectively.
NOTE 9 — LINE OF CREDIT
     On November 1, 2000 the Company entered into a $45 million revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”). The Facility had a three-year term, was secured by the Company’s receivables with interest paid monthly, and provided for borrowing up to $45 million at the London Inter-Bank Offered Rate (LIBOR) plus 2.1%.
     The Facility was increased in July 2006 to provide for borrowings up to $75 million at LIBOR plus the applicable margin. Effective September 30, 2006, the Company extended the Facility with HFG through November 1, 2010. The Facility permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.
     The weighted average interest rate on the Facility at December 31, 2006 was 7.61%. The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. The Company received a waiver from HFG on a certain financial ratio – debt to earnings before interest, taxes, depreciation and amortization – that it was not in compliance with as of December 31, 2005, due to the goodwill and intangible asset impairment and accounts receivable reserve charges incurred in fourth quarter 2005. The Company was in compliance with all covenants as of December 31, 2006.
     At March 15, 2007 the Company had $33.4 million of credit available under the Facility.
NOTE 10 — TREASURY STOCK
     On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10.0 million of its Common Stock in open market or private transactions. No stock was repurchased during 2006, 2005 or 2004. As of December 31, 2006, approximately $4.9 million of the $10.0 million authorized remains available for additional share repurchases. The Company holds a total of 2,247,150 shares of treasury stock acquired under current and prior repurchase programs.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting the Company’s, BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) subsidiary as the defendant, alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. The complaint seeks unspecified money damages and injunctive relief. PBM Services sought unsuccessfully to remove the action to federal court. On February 5, 2007, the court denied PBM Services’ motion to dismiss the action for lack of jurisdiction and failure to state a claim, and on February 16, 2007, PBM Services answered the complaint denying the material allegations. The parties are now engaged in discovery into the question of class certification only. BioScrip intends to deny the allegations and intends to defend vigorously against the action.
     BioScrip and its Chronimed, Inc. subsidiary were named as defendants in a qui tam lawsuit captioned Knight and Burns v. BioScrip, et. al., Civil Action No. 05-CV-00875 brought by two individual relators on behalf of the federal government and state of California in the United States District Court for the Southern District of California. The action was originally filed in April 2005 and an amended complaint was filed in December 2005. The defendants were not aware of the lawsuit until January 2007 when the federal government filed a notice declining to intervene in the action and the court unsealed the complaint and amended complaint and authorized the relators to proceed with the action. The amended complaint alleges that BioScrip’s pharmacies submitted fraudulent claims for reimbursement by Medicare and MediCal of pharmaceutical products from the late 1990’s until the date of the complaint and seeks damages in an unspecified amount, statutory penalties, and payment to the relators of a share of the damages and attorneys fees under the federal and California state False Claims Acts. The defendants have not been served with process and have not appeared in the action or responded to the pleadings, and there have been no proceedings in the case.
     The U.S. Attorney’s Office in Boston and the Department of Justice informed the Company that its Chronimed Holdings, Inc. d/b/a StatScript Pharmacy (“StatScript) subsidiary, was named as a defendant in a qui tam law suit filed by a whistleblower against Serono, Inc., and several other defendants in the federal district court for the District of Massachusetts alleging claims under the federal False Claims Act. The complaint has not been served on the Company or StatScript, which has had limited access to parts of the complaint, which is filed under seal. The government settled the claims in the suit against Serono, Inc., and recently declined to intervene in that suit. The relator(s) who are entitled to proceed with the suit against the defendants, has not decided whether to proceed against Chronimed, StatScript or the other defendants.
     On August 16, 2004, a shareholder of Chronimed, Inc., now a subsidiary of the Company, filed a purported class action lawsuit in the Minnesota state court (class certification was never accomplished), Hennepin County, naming Chronimed, Inc., and certain of its then officers and directors as defendants, who are represented by other law firms in the action. The plaintiff amended the complaint in December 2004 to add an additional plaintiff and BioScrip, Inc. (under the name MIM Corporation) as an additional defendant. The amended complaint asserts claims against the Chronimed officer and director defendants for alleged breach of their fiduciary duties in connection with the merger agreement by which the Company acquired Chronimed, alleges that the Company aided those alleged breaches, and seeks rescission of the merger and other relief. The amended complaint was never served on the Company, which has not responded to the pleading, appeared in the lawsuit, or been involved in any proceedings in the case. The court dismissed the amended complaint as against the other defendants and denied the plaintiffs’ motion to reinstate the complaint. The Company has reached a settlement with one of the two plaintiffs. Plaintiff’s counsel is unable to locate the original plaintiff.
Government Regulation
     Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company’s current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs, Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes that the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, regarding the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company’s financial position, results of operations and cash flows. Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs. Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
     The future minimum lease payments under operating leases at December 31 are as follows (in thousands):

2007	$4,143
2008	3,862
2008	3,189
2010	2,117
2011	747
Thereafter	424

Total	$14,482

     Rent expense for non-related party leased facilities and equipment was approximately $3.9 million, $4.3 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense for related party leased facilities was approximately $0.1 million for each of the years ended December 31, 2005 and 2004. All related party leases have been terminated.
Capital Leases
     The Company acquired capital leases totaling $0.1 million in connection with the purchase of Burbank. Payments of $0.1 million were made against these leases and at December 31, 2006 the Company had no material facilities or equipment under capital leases.
NOTE 12 — INCOME TAXES
     The Company’s Federal and state income tax provision (benefit) is summarized in the following table (in thousands):

	For the years ended December 31,
	2006	2005	2004

Current
Federal	$(2,408)	$341	$1,686
State	978	(57)	183

Total Current	(1,430)	284	1,869

Deferred
Federal	17,832	(4,862)	2,512
State	2,628	(1,170)	72

Total Deferred	20,460	(6,032)	2,584

Total Provision for (Benefit from) Income Taxes	$19,030	$(5,748)	$4,453

     The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	For the years ended December 31,
	2006	2005

Deferred tax assets:
Reserves not currently deductible	$8,560	$7,701
Net operating loss carryforwards	8,452	5,457
Intangibles	3,298	1,347
Accrued expenses	1,968	1,448
Stock based compensation (123R)	1,025	—
Payor audit accrual	950	884
Capital loss carryover	—	915
Property basis differences	707	148
Other	404	139

Subtotal deferred tax assets	25,364	18,039
Deferred tax liabilities:
Goodwill	(9,646)	(6,791)
Less: valuation allowance	(25,664)	(898)

Net deferred tax (liability) asset	$(9,946)	$10,350

     During the fourth quarter of 2006 the Company concluded that a valuation allowance against all of its deferred tax assets was appropriate. A deferred tax asset generally represents future tax benefits to be received when certain expenses and losses previously recognized in its U.S. GAAP-based financial statements become deductible under applicable income tax laws. Consequently, realization of a deferred tax asset is dependent on future taxable income against which these deductions can be applied. In accordance with Statement of Financial Accounting Standards No. 109, as the result of cumulative operating losses incurred over the past two years the Company has recorded a valuation allowance against all of its deferred tax assets after utilization of the Company’s NOL carrybacks. The income tax provision for the year ended December 31, 2006 reflects the establishment of a valuation allowance of $25.7 million against deferred tax assets. Commencing in 2007, the Company will assess the continuing necessity for the valuation allowance. At such time as the Company determines that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.
     During 2006 the capital loss carryover expired, therefore the deferred tax asset and related valuation allowance for the capital loss carryover was removed.
     At December 31, 2006, the Company had Federal NOL carryforwards of approximately $21.6 million, of which $14.0 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOL carryforwards are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. The Company has state NOL carryforwards remaining of approximately $21.2 million, the majority of which will begin expiring in 2017 and later.
     The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2006	2005	2004

Tax (benefit) provision at statutory rate	$(6,548)	$(10,062)	$3,905
State tax (benefit) provision, net of Federal taxes	208	(576)	259
Non-deductible goodwill	—	5,926	—
Merger related expenses	—	223	—
Change in tax contingencies	128	(744)	—
Rate change on deferred items	—	(463)	—
Valuation allowance	25,664	48	—
Other	(422)	(100)	289

Provision for income taxes	$19,030	$(5,748)	$4,453

NOTE 13 — STOCK-BASED COMPENSATION
Stock Options
     The 1996 Incentive Stock Plan (the “1996 Plan”) provided for the granting of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”) to employees, directors and consultants of the Company. Under the 1996 Plan there were 5,200,450 shares authorized for issuance. In 2001, the stockholders approved the Company’s 2001 Incentive Stock Plan (the “2001 Plan,” collectively with the 1996 Plan, the “Plans”). Under the 2001 Plan an additional 5,750,000 shares are authorized for issuance. As of December 31, 2006, there remain 629,611 shares available for grant under the Plans.
     The provisions of the 1996 and 2001 Plans allow plan participants to use shares to cover tax withholding on stock options. Upon exercise of the stock options, participants have taxable income subject to statutory withholding requirements. The number of shares issued to participants may be reduced by the number of shares having a market value equal to the minimum statutory withholding requirements for federal, state and local tax purposes.
     On March 12, 2005 the Company assumed all the option plans from Chronimed as part of the acquisition. Previously granted Chronimed options assumed by the Company in 2005 totaled 2,612,146. Vesting on the Chronimed options was accelerated to be fully vested at the date of acquisition.
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

     The 1996 Directors Stock Incentive Plan, (the “Directors Plan”) was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company (“Outside Directors”), to provide incentives and rewards to such directors and to align more closely the interests of such directors with those of the Company’s stockholders. As amended, the Directors Plan has 500,000 shares authorized, and allows for 5,000 shares per year to be automatically granted to each Outside Director, and 20,000 NQSOs to be automatically granted to Outside Directors upon his or her initial appointment or election to the Board. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. As of December 31, 2006, options to purchase 325,000 shares are outstanding at an average exercise price of $6.17. The number of shares exercisable was 221,671 with 175,000 shares available for grant.
     For the year 2006, the fair value of each option award on the date the grant was calculated by using a Binomial option-pricing model and is amortized to expense on a straight line basis over the vesting period. For 2005, and 2004, a Black-Scholes option-pricing model was used to calculate the fair value of each option award on the date of the grant. The pricing models use the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation models. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2006	2005	2004

Expected volatility	53.7%	69.5%	89.5%
Risk-free interest rate	4.56%	4.98%	3.25%
Expected life of options	5.5 years	4.5 years	5 years
Dividend rate	—	—	—
Fair value of options	$1.67	$3.74	$5.30
     As a result of adopting SFAS 123(R), the Company's loss from operations and net loss are $2.5 million greater than if the Company had continued to account for share-based compensation under APB 25. The following table illustrates the effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to adopting SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and is amortized to expense on a straight-line basis over the options’ vesting periods (in thousands, except per share amounts).

	2005	2004
Net (loss) income, as reported	$(23,847)	$7,033

Add: Stock award-based employee compensation included in reported net income, net of related tax effect	27	19

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,023)	(3,626)

Pro forma net (loss) income	$(25,843)	$3,426

Earnings per share:
Basic — as reported	$(0.70)	$0.32
Basic — pro forma	$(0.76)	$0.15
Diluted — as reported	$(0.70)	$0.31
Diluted — pro forma	$(0.76)	$0.15

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
     Stock option activity under the Plans through December 31, 2006 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(millions)	Contractual Life

Balance, December 31, 2005	5,756,806	$7.81
Granted	1,569,401	$3.25
Exercised	(307,079)	$4.95
Forfeited	(263,652)	$3.30
Expired	(1,317,158)	$8.17

Balance, December 31, 2006	5,438,318	$6.77	$1.5	6.7 years

Outstanding options less expected forfeitures at December 31, 2006	5,239,441	$6.90	$1.4	6.6 years

Exercisable at December 31, 2006	3,639,554	$8.05	$0.5	5.4 years

     The weighted-average grant-date fair value of options granted during the years ending December 31, 2006, 2005, and 2004, was $1.67, $3.74, and $5.30, respectively. The total intrinsic value of options exercised during the years December 31, 2006, 2005, and 2004, was $0.4 million, $1.0 million, and $0.7, million respectively.
     Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $1.5 million, $1.8, million and $1.0 million, respectively.
     The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2006 expire on various dates ranging from April 2008 through December 2016. The following table outlines our outstanding and exercisable stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
Range of Option	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price
$0.00-$5.20	2,030,513	$3.07	7.3 Years	928,362	$3.73
$5.57-$7.03	1,347,081	$6.29	6.5 Years	918,799	$6.28
$7.26-$9.56	1,266,977	$8.23	7.0 Years	998,646	$8.38
$9.60-$13.06	416,080	$12.01	4.9 Years	416,080	$12.01
$15.13-$20.25	377,667	$17.75	5.1 Years	377,667	$17.75

	5,438,318	$6.77	6.7 Years	3,639,554	$8.05

     As of December 31, 2005 and 2004, the exercisable portion of outstanding options was approximately 4.7 million shares and approximately 2.4 million shares, respectively.
     Stock option activity for non-vested shares under the Plans through December 31, 2006 is as follows:

		Weighted Average
		Grant-Date Fair
	Options	Value

Balance, December 31, 2005	1,223,599	$4.36
Granted	1,569,401	1.67
Vested	(594,584)	4.80
Forfeited	(399,652)	2.21

Balance, December 31, 2006	1,798,764	$2.35

     As of December 31, 2006, there was $2.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
     As compensation expense for options granted is recorded over the vesting period of options, future stock-based compensation expense may be greater as additional options are granted.
Restricted Stock
     Under the Plans, the Company’s Board of Directors may grant performance or other restricted stock awards to key employees. The Company’s Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance goals or period, purchase or other conditions. During the year ending December 31, 2006, the Company issued restricted stock awards totaling 1,055,326 shares with a fair market value of $1.10 per share. The fair value of each stock award on the date of the grant was calculated by using a “Monte Carlo” valuation model and is amortized to expense on a straight line basis.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company incurred stock-based compensation expense of $0.4 million. The Company did not realize a tax benefit because it had a net operating loss for the current year. Upon a return to profitability, the Company will record a tax benefit for stock-based compensation expenses when the Company records profits. For the years 2005 and 2004, the Company recorded compensation expense of $0.1 million and $0.1 million, respectively.
     Restricted stock award activity under the Plans through December 31, 2006 is as follows:

			Weighted Average
	Restricted	Weighted Average Award	Remaining
	Stock	Date Fair Value	Recognition Period

Balance, December 31, 2005	136,000	$3.24
Granted	1,055,326	$1.10
Awards vested	(136,000)	$3.24
Canceled	(110,500)	$0.75

Balance, December 31, 2006	944,826	$1.15	4.8 years

     As of December 31, 2006, there was $0.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total grant date fair market value of awards vested during the years ended December 31, 2006, 2005 and 2004 was $0.5 million, $0.0 million and $0.1 million, respectively.
     As compensation expense for restricted stock awards granted is recorded over the vesting period of the awards, future stock-based compensation expense may be greater if additional performance shares are granted.

Performance Units
     Under the Plans, the Company’s Board of Directors may grant performance units to key employees. The Company’s Board of Directors establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. As of December 31, 2006 there have been no performance units granted.
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
Year ended December 31, 2006
% of total revenue	*	13%
% of total accounts receivable at period end	*	17%

*	Less than 10%.

Plan Sponsor (A) is in the PBM Services segment

Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM

Services segment with a lesser amount in the Specialty Services segment
NOTE 15 — DEFINED CONTRIBUTION PLAN
     The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $0.5 million, $0.2 million and $0.2 million in each of the years ended December 31, 2006, 2005, and 2004, respectively.
NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     A summary of quarterly financial information for fiscal 2006 and 2005 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Revenue (1)	$299,718	$279,585	$280,916	$292,240
Gross profit	$30,330	$28,794	$29,703	$30,768
Net loss (2)	$(1,156)	$(5,710)	$(3,388)	$(28,035)
Basic loss per share	$(0.03)	$(0.15)	$(0.09)	$(0.75)
Diluted loss per share	$(0.03)	$(0.15)	$(0.09)	$(0.75)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Revenue (1)	$188,398	$286,617	$293,976	$304,244
Gross profit	$20,447	$30,513	$31,719	$33,588
Net income (loss) (3,4,5)	$1,667	$(3,540)	$641	$(22,615)
Basic earnings (loss) per share	$0.07	$(0.10)	$0.02	$(0.61)
Diluted earnings (loss) per share	$0.06	$(0.10)	$0.02	$(0.61)

(1)	The Company acquired Chronimed in March, 2005, Northland in October, 2005, and Burbank in March, 2006.

(2)	In the fourth quarter of 2006, the Company recorded a $25.7 million income tax charge to establish a valuation allowance for deferred tax assets.

(3)	The Company recorded $0.2 million, $0.5 million, $0.6 million, and $1.5 million of charges, net of tax, related to the Chronimed acquisition and merger, in each of the first, second, third and fourth quarters of 2005, respectively.

(4)	In the second quarter of 2005, the Company recorded a $3.5 million charge, net of tax, for the write-off of trade name intangibles relating to its re-branding strategy. In the fourth quarter of 2005, the Company recorded $18.2 million, net of tax, in goodwill and intangible impairment charges.

(5)	The Company recorded a $4.3 million charge, net of tax, in the fourth quarter of 2005 to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed integration of the Company’s accounting and IT functions.

Valuation and Qualifying Accounts

	Balance at	Write-Off	Charged to
	Beginning of	of	Costs	Other	Balance at
	Period	Receivables	and Expenses	Accounts	End of Period

Year ended December 31, 2004
Accounts receivable	$3,513	$(2,538)	$1,908	$—	$2,883
Accounts receivable, TennCare®(1)	$357	$—	$—	$—	$357

Year ended December 31, 2005
Accounts receivable(2)	$2,883	$(6,922)	$12,814	$5,631	$14,406
Accounts receivable, TennCare®(1)	$357	$(357)	$—	$—	$—

Year ended December 31, 2006
Accounts receivable	$14,406	$(13,075)	$12,443	$—	$13,774

(1)	Amounts credited to the TennCare® reserve account and reductions in related liability accounts
(2)	Allowance and reserve on balance sheet of Chronimed, acquired March, 12 2005, and Northland, acquired October 7, 2005.

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
     The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2006 were not effective as a result of a material weaknesses in information technology internal controls over financial reporting discussed in the following section below.
     Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as December 31, 2006, management has evaluated and verified through testing that material weaknesses reported in 2005 Form 10-K related to accounts receivable and revenue recognition have been effectively remediated.
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
     Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO”. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

     An internal control material weakness (as such term is defined under Public Company Accounting Oversight Board Standard No. 2) is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Based on management’s assessment of internal control over financial reporting as of December 31, 2006, we have identified and reported to our Audit Committee a material weakness in internal control over financial reporting related to information technology general controls. The material weakness is the result of the aggregation of control deficiencies in the following categories:
•	Inadequate controls over the segregation of duties and restriction of employee access to applications, databases, and operating systems;

•	Ineffective controls over the documentation, testing, approval and migration of system changes to production environments; and,

•	Lack of monitoring controls over personnel in the information technology function with update access to the production databases supporting significant applications.
     This material weakness affects the processing of information related to all significant accounts in the financial statements and could potentially result in a material misstatement of the financial statements.
     As a result of the material weakness described in the preceding paragraphs, our management believes that as of December 31, 2006, our internal control over financial reporting was not effective based on the COSO criteria. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.
Management Remediation Plan
     Given the material weakness, management performed additional analysis and procedures to ensure that our consolidated financial statements are presented fairly in conformity with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements and schedule included herein in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented. We have created and commenced implementing a remediation plan to address the aforementioned material weakness.
     Management believes that the aforementioned material weakness continued in 2006 as a result of the direction of IT resources towards other business priorities. Those priorities were:
•	Support of strategic initiatives such as implementation of the new CAP program, and

•	The tactical decision to first remediate the accounts receivable and revenue recognition material weaknesses also reported in 2005 which were successfully remediated in 2006.
     Both of these priorities required significant IT resources. While some remediation of the IT general control deficiencies reported on in 2005 also occurred in 2006, we did not sufficiently remediate these deficiencies to reduce the aggregated deficiencies to a level below the material weakness threshold.
     On February 1, 2007, Mr. Douglas Lee joined us as Vice President and Chief Information Officer. Mr. Lee is responsible for leading our information technology function, defining and implementing our strategic use of information technology, and ensuring that the technology investment is positioned to support our growth. A cornerstone of our IT strategy is to implement a process-focused philosophy. Policies and procedures will be revised to address any current design limitations in parallel with training and reinforcement the control practices.
     While we are re-assessing the long-term design of information technology for our business, we continue to consolidate our pharmacy operating systems, and have already consolidated two of these systems in January and February of 2007. The two pharmacy operating systems lacked sufficient IT controls and incurring the cost of remediation in 2006 would have been unwise given our intention to decommission the systems. In addition to consolidation, we are addressing the following information technology controls:

•	Logical access controls will be improved through a layered series of preventive controls to limit access and detective controls to monitor use of powerful privileges. A detailed plan for the completion of the logical access improvements will take into consideration the cost of remediation and whether or not the applications, databases and operating systems under remediation are considered a long-term component of our information technology strategic plan.

•	Changes to system software — Our information technology function will be adopting a new change management process in 2007 to increase the discipline with which we document, test, approve and migrate changes to our production environment. In addition, improved tools and methodologies across the IT environment will be implemented to ensure we have visibility to all changes to the production environment.
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
Changes in Internal Control over Financial Reporting
     As noted above under Evaluation of Disclosure Controls and Procedures, we remediated the material weaknesses reported in 2005 Form 10-K related to accounts receivable and revenue recognition during 2006. Actions taken in the fourth quarter that are reasonably likely to have materially affected internal controls over financial reporting include:
•	Retraining personnel;

•	Monthly reporting of and monitoring of cancelled claims for appropriate financial reporting;

•	Daily and weekly monitoring controls to evaluate and adjust revenues as coordination of benefits occurs during the life cycle of a claim.
     Other than the remediation of the above items to improve internal control over financial reporting there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Management Remediation Plan” describes a number of changes we have initiated since December 31, 2006, as well as other changes that we plan to implement in 2007, that we believe will significantly improve our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of BioScrip, Inc.
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that BioScrip, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of ineffective information technology controls, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness relating to information technology general controls has been identified and described in management’s assessment:
The Company identified a material weakness in internal control over financial reporting related to information technology general controls as a result of the aggregation of the following control deficiencies:
•	Inadequate controls over the segregation of duties and restriction of employee access to applications, databases, and operating systems;
•	Ineffective controls over the documentation, testing, approval and migration of system changes to production environments; and
•	Lack of monitoring controls over personnel in the information technology function with update access to the production databases supporting significant applications.
This material weakness affects the processing of information related to all significant accounts in the financial statements and could potentially result in a material misstatement to the financial statements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.
In our opinion, management’s assessment that BioScrip, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BioScrip, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 15, 2007

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2007 in connection with our 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation
     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2007 in connection with our 2007 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2007 in connection with our 2007 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2007 in connection with our 2007 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
All other schedules not listed above have been omitted since they are not applicable or are not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits:

Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of August 9, 2004, among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc	(1) (Exhibit 99.1)

2.2	Amendment No. 1 dated January 3, 2005 to Agreement and Plan of Merger dated August 9, 2004 by and among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc	(2) (Exhibit 10.1)

3.1	Second Amended and Restated Certificate of Incorporation	(3) (Exhibit 4.1)

3.2	Amended and Restated By-Laws	(4)

4.1	Specimen Common Stock Certificate	(5) (Exhibit 4.1)

10.1	Loan and Security Agreement, dated November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(6) (Exhibit 10.1)

10.2	Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, among MIM Health Plans, Inc., Continental Pharmacy, Inc., American Disease Management Associates LLC and MIM Funding LLC	(6) (Exhibit 10.2)

10.3	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese	(7) (Exhibit 10.51)

10.4	Second Amendment and Consent, dated as of January 31, 2002, to the Receivable Purchase and Transfer Agreement, dated as of November 1, 2000	(8) (Exhibit 10.54)

10.5	Amendment No. 3, dated as of November 25, 2002, to the Receivables Purchase and Transfer Agreement, dated as of November 1, 2000, each of the parties named on Schedule I thereto, MIM Funding LLC and HFG Healthco-4 LLC	(8) (Exhibit 10.55)

10.6	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan	(9)

10.7	Amended and Restated 2001 Incentive Stock Plan	(10)

10.8	Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company	(11)

10.9	Extension Agreement, dated as of June 30, 2003, to the Receivables Purchase and Transfer Agreement dated as of November 1, 2000, among Scrip Solutions, Inc., each of the parties named on Schedule I to the Original RPTA and MIM Funding LLC and consented to by HFG Healthco-4 LLC	(12) (Exhibit 10.1)

10.10	Extension Agreement, dated as of June 30, 2003, to the Loan and Security Agreement dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(12) (Exhibit 10.2)

10.11	Amendment, dated September 19, 2003, to Employment Letter Agreement entered into as of October 15, 2001, by and between Scrip Solutions, Inc. and Russel J. Corvese	(13) (Exhibit 10.46)

10.12	Letter Agreement, dated January 28, 2004, between the Company and Alfred Carfora	(14) (Exhibit 10.1)

10.13	Amendment, dated December 1, 2004, to Employment Letter Agreement for Russel J. Corvese	(15) (Exhibit 10.1)

Exhibit
Number	Description	Location

10.14	Letter Agreement, dated May 31, 2005, between BioScrip, Inc. and Alfred Carfora	(16) (Exhibit 10.1)

10.15	Second Amendment, dated as of March 1, 2006, to Loan and Security Agreement, dated as of November 1, 2000, between MIM Funding LLC and HFG Healthco-4 LLC	(17) (Exhibit 99.1)

10.16	Separation Agreement between the Company and Henry F. Blissenbach	(18) (Exhibit 99.1)

10.17	Employment offer letter, dated July 18, 2005, from the Company to Brian Reagan	(5)

10.18	Amendment to Change of Control Severance Agreement between the Company and Brian Reagan	(5)

10.19	Separation Agreement, dated May 25, 2006, between BioScrip, Inc. and Gregory H. Keane	(19) (Exhibit 10.1)

10.20	Severance Letter Agreement, dated June 21, 2006, between BioScrip, Inc. and Stanley G. Rosenbaum	(20) (Exhibit 10.1)

10.21	Sixth Amendment to the Receivables Purchase and Transfer Agreement	(21) (Exhibit 10.1)

10.22	First Amendment to Guarantee by the Company in favor of MIM Funding, LLC	(21) (Exhibit 10.2)

10.23	Form of Subscription Agreement among the Company, BioScrip Infusion Services, Inc., BioScrip Pharmacy, Inc., JPD, Inc. d/b/a Northland Pharmacy, Natural Living, Inc. d/b/a BioScrip Pharmacy, BioScrip PBM Services, Inc., BioScrip Infusion Services, LLC, and BioScrip Pharmacy Services, Inc.	(21) (Exhibit 10.3)

10.24	Third Amendment to the Loan and Security Agreement	(22) (Exhibit 10.1)

10.25	Severance Letter, dated July 24, 2006, between the Company and Anthony Zappa	(23) (Exhibit 10.1)

10.26	Severance Letter Agreement, dated August 17, 2006, between BioScrip, Inc. and Brian Reagan	(24) (Exhibit 10.1)

10.27	Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner	(25) (Exhibit 10.1)

10.28	Extension and Seventh Amendment to the Receivables Purchase and Transfer Agreement	(26) (Exhibit 10.1)

10.29	Extension and Fourth Amendment to Loan and Security Agreement	(26) (Exhibit 10.2)

10.30	Letter Agreement, dated November 15, 2006 and executed November 17, 2006, between BioScrip, Inc. and Anthony Zappa	(27) (Exhibit 10.1)

10.31	Restated Employment Agreement, dated November 29, 2006, between BioScrip, Inc. and Richard H. Friedman	(28) (Exhibit 10.1)

10.32	First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent	(29) (Exhibit 10.1)

Exhibit
Number	Description	Location

10.33	Eighth Amendment to the Receivables Purchase and Transfer Agreement	(30) (Exhibit 10.1)

21.1	List of Subsidiaries	*

23.1	Consent of Ernst and Young LLP	*

31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004.

(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005.

(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005.

(4)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(5)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006.

(6)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, SEC Accession No. 0001089355-00-000530.

(7)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.

(8)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2002.

(9)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.

(10)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.

(11)	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Company’s Form 8-A/A dated December 4, 2002.

(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2003.

(13)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report Form 10-K for the year ended December 31, 2003.

(14)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004.

(16)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 6, 2005.

(17)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 2, 2006.

(18)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2006.

(19)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 1, 2006.

(20)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 22, 2006.

(21)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 11, 2006.

(22)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 19, 2006.

(23)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 10, 2006.

(24)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 21, 2006.

(25)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 25, 2006.

(26)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on October 27, 2006.

(27)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 21, 2006.

(28)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 4, 2006.

(29)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006.

(30)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 12, 2007.

*	Filed with this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2007.

BIOSCRIP INC.

/s/ Stanley G. Rosenbaum

Stanley G. Rosenbaum
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Richard H. Friedman
Richard H. Friedman	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2007

/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum	Chief Financial Officer (principal financial officer)	March 16, 2007

/s/ Charlotte W. Collins
Charlotte W. Collins	Director	March 16, 2007

/s/ Louis T. DiFazio
Louis T. DiFazio, Ph.D.	Director	March 16, 2007

/s/ Myron Z. Holubiak
Myron Z. Holubiak	Director	March 16, 2007

/s/ David R. Hubers
David R. Hubers	Director	March 16, 2007

/s/ Michael Kooper
Michael Kooper	Director	March 16, 2007

/s/ Richard L. Robbins
Richard L. Robbins	Director	March 16, 2007

/s/ Stuart A. Samuels
Stuart A. Samuels	Director	March 16, 2007

EXHIBIT INDEX
(Exhibits being filed with this Annual Report on Form 10-K)
21.1	List of Subsidiaries

23.1	Consent of Ernst and Young LLP

31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002