Form 10-Q
period 2007-03-31
BioScrip, Inc.
filed 2007-05-07
CIK 1014739

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Large accelerated filer       ☑ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     On April 30, 2007, there were outstanding 37,492,757 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1	$—
Receivables, less allowance for doubtful accounts of $12,612 and $13,774 at March 31, 2007 and December 31, 2006, respectively	136,095	135,139
Inventory	36,616	33,471
Prepaid expenses and other current assets	4,845	2,090

Total current assets	177,557	170,700

Property and equipment, net	10,160	10,409
Other assets	464	681
Goodwill	114,824	114,991
Intangible assets, net	7,228	8,675

Total assets	$310,233	$305,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$50,185	$52,895
Accounts payable	52,669	51,724
Claims payable	14,611	9,548
Payables to plan sponsors	590	589
Payor allowance	10,492	9,691
Accrued expenses and other current liabilities	8,697	9,230

Total current liabilities	137,244	133,677

Unrecognized tax benefits	4,070	—
Deferred taxes, net	10,663	9,946

Total liabilities	151,977	143,623

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 40,859,726 and 40,680,233, respectively; shares outstanding: 37,492,757 and 37,488,257, respectively	4	4
Treasury stock, 2,247,150 shares, at cost	(8,002)	(8,002)
Additional paid-in capital	239,506	239,315
Accumulated deficit	(73,252)	(69,484)

Total stockholders’ equity	158,256	161,833

Total liabilities and stockholders’ equity	$310,233	$305,456

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$296,342	$299,718

Cost of revenue	263,394	269,388

Gross profit	32,948	30,330

Selling, general and administrative expenses	28,369	27,886
Bad debt expense	2,996	2,299
Amortization of intangibles	1,447	1,622
Merger related expenses	—	131

Income (loss) from operations	136	(1,608)

Interest expense, net	(1,085)	(450)

Loss before income taxes	(949)	(2,058)

Provision for (benefit from) income taxes	398	(902)

Net loss	$(1,347)	$(1,156)

Basic loss per share	$(0.04)	$(0.03)

Diluted loss per share	$(0.04)	$(0.03)

Weighted average shares used in computing basic loss per share	37,490	37,202

Weighted average shares used in computing diluted loss per share	37,490	37,202

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,347)	$(1,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,044	1,042
Amortization	1,447	1,622
Change in deferred income tax	717	438
Tax benefit relating to employee stock compensation	—	91
Excess tax benefits relating to employee stock compensation	—	(19)
Compensation under employee compensation plans	342	645
Provision for losses on receivables	2,996	2,299
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(3,952)	(2,890)
Inventory	(3,145)	(3,042)
Prepaid expenses and other current assets	(2,536)	490
Accounts payable	945	7,639
Claims payable	5,063	(11,060)
Payor allowance	800	(653)
Accrued expenses and other current and non-current liabilities	1,125	(1,329)

Net cash provided by (used in) operating activities	3,499	(5,883)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(795)	(1,206)
Cost of acquisitions, net of cash acquired	—	(12,914)

Net cash used in investing activities	(795)	(14,120)

Cash flows from financing activities:
Borrowings on line of credit	295,275	240,408
Repayments on line of credit	(297,985)	(217,618)
Proceeds from exercise of stock options	12	710
Excess tax benefits relating to employee stock compensation	—	19
Principal payments on capital lease obligations	(5)	(3)

Net cash (used in) provided by financing activities	(2,703)	23,516

Net increase in cash and cash equivalents	1	3,513

Cash and cash equivalents-beginning of period	—	1,521

Cash and cash equivalents-end of period	$1	$5,034

DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,057	$521

Cash paid during the period for income taxes	$457	$2,054

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K (the “Form 10-K”) of BioScrip, Inc. (the “Company”) for the year ended December 31, 2006 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2007. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.
NOTE 2 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net loss	$(1,347)	$(1,156)

Denominator – Basic:
Weighted average number of common shares outstanding	37,490	37,202

Basic loss per common share	$(0.04)	$(0.03)

Denominator – Diluted:
Weighted average number of common shares outstanding	37,490	37,202
Common share equivalents of outstanding stock options	—	—

Total diluted shares outstanding	37,490	37,202

Diluted loss per common share	$(0.04)	$(0.03)

     The net loss per common share for the three month periods ended March 31, 2007 and 2006 excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 3 – STOCK-BASED COMPENSATION PLANS
     Under the Company’s stock-based compensation plans (the “Plans”), it may issue stock options and restricted stock and performance share awards. Options granted under the Plans typically vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for

10 years after the date of grant, subject to earlier termination in certain circumstances, most notably, termination of employment. The exercise price of such options is equal to the fair market value on the date of grant. The exercise price of ISO’s granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISO’s granted to a person who owns more than 10% of the outstanding stock of the Company).
Stock Options
     The Company recognized stock option related compensation expense of $0.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
     The fair value of each stock option award on the date of the grant was calculated by using a binomial option-pricing model and is amortized to expense on a straight line basis over the vesting period with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected volatility	55.0%	52.1%
Risk-free interest rate	4.76%	5.00%
Expected life of options	5.1 years	3.2 years
Dividend rate	—	—
Fair value of options	$1.77	$3.09
     At March 31, 2007, there was $2.6 million of unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.4 years.
     Since the Company records compensation expense for options over the vesting period, future stock-based compensation expense may be greater as additional options are granted.
Restricted Stock
     The Company recognized compensation expense related to restricted stock awards of less than $0.1 million for each of the three month periods ended March 31, 2007 and 2006.
     As of March 31, 2007, there was $1.0 million of unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.4 years.
     Since the Company records compensation expense for restricted stock awards over the vesting period, future stock-based compensation expense may be greater if additional restricted stock awards are made.
Performance Units
     Under the Plans, the Company’s Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. As of March 31, 2007 there has been no performance units granted.
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

Segment Reporting Information
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Specialty Services	$234,897	$203,638
PBM Services	61,445	96,080

Total	$296,342	$299,718

Loss from operations:
Specialty Services	$(2,249)	$(2,667)
PBM Services	2,385	1,190

	136	(1,477)
Merger and integration	—	131

Income (loss) from operations	136	(1,608)

Interest expense, net	1,085	450
Income tax expense (benefit)	398	(902)

Net loss	$(1,347)	$(1,156)

Depreciation Expense:
Specialty Services	$918	$826
PBM Services	126	216

Total	$1,044	$1,042

Total assets:
Specialty Services	$240,291	$211,844
PBM Services	69,942	99,499

Total	$310,233	$311,343

Capital expenditures:
Specialty Services	$684	$1,190
PBM Services	110	16

Total	$795	$1,206

     The following table sets forth revenue information regarding significant customers by segment (in thousands):

	For the three months
	ended March 31,
	2007	2006
Significant Customer A
PBM Services:
Revenue	$29,015	$38,917
% of Total Revenue	10%	13%
Specialty Services:
Revenue	$9,378	$7,569
% of Total Revenue	3%	3%

Significant Customer B
PBM Services:
Revenue	$0	$36,192
% of Total Revenue	0%	12%
NOTE 5 – ACQUISITIONS
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006, the Company acquired all of the issued and outstanding capital stock of Intravenous Therapy Services, Inc. (“Burbank”), a specialty home infusion company located in Burbank, California, for approximately $13.1 million in cash, which resulted in approximately $10.7 million of goodwill, plus a potential earn-out payment contingent on Burbank achieving certain future performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at March 31, 2006.
NOTE 6 – CONCENTRATION OF CREDIT RISK
     The following table outlines information concerning contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the time periods indicated:

	Plan Sponsor
	A	B

Year-to-date period ended March 31, 2006
% of total revenue	16%	12%
% of total accounts receivable at period end	18%	4%
Year-to-date period ended March 31, 2007
% of total revenue	13%	*
% of total accounts receivable at period end	16%	*

*	Less than 10%.

Plan Sponsor (A) is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.

Plan Sponsor (B) is in the PBM Services segment.
NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the impact, if any, that adopting SFAS 159 will have on its results of operations and its financial condition.
NOTE 8 – INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) effective January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $2.4 million increase in the liability for unrecognized tax benefits, which was recorded as an adjustment to the opening balance of accumulated deficit on January 1, 2007. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of approximately $4.8 million of which $4.5 million, if recognized, would impact its effective tax rate. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. As of January 1, 2007, the Company had $0.6 million of accrued interest included in the $4.8 million of unrecognized tax benefits.
     During the first quarter of 2007, the Company recognized approximately $0.4 million of previously unrecognized tax benefits which impacted the effective tax rate.
     The Company believes it is reasonably possible that certain controversies (totaling $0.4 million) with taxing authorities will be resolved through administrative proceedings within the next 12 months. It is not yet possible to predict the result of these proceedings.
     The Company files income tax returns, including returns for its subsidiaries, with federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of the date of the Company’s adoption of FIN 48, U.S. tax returns for 2003, 2005 and 2006 remain subject to examination by federal tax authorities. Tax returns for the years 2002 through 2006 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

     Income tax expense of $0.4 million was recorded for the first quarter of 2007 on a pre-tax loss of $1.0 million. The 2007 tax provision is necessary despite the incurrence of a loss because it is not more likely than not that the Company will be able to utilize the increase in its net operating losses attributable to the amortization of certain indefinite-lived intangible assets. Accordingly, the valuation allowance against the Company’s deferred tax assets must be increased with a charge to income tax expense.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (this “Report”).
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
     Specialty Services and PBM Services revenues are derived from our relationships with a variety of third party payors, including managed care organizations, third party administrators (“TPAs”), self-funded employer groups and government programs (collectively “Plan Sponsors”) as well as patients, physicians and pharmaceutical manufacturers.
     Our Specialty Services are marketed and sold to patients, physicians, pharmaceutical manufacturers and Plan Sponsors and are focused on chronic health conditions including potentially life threatening or debilitating diseases or genetic disorders which are treated with specialty medications. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.
     We strive to maximize therapy outcomes through strict adherence to clinical guidelines or protocols for a particular prescription therapy while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient.

     We were named the sole vendor for the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”) and as part of our Specialty Services offering began dispensing Medicare Part B drugs and biologics to CAP enrolled physicians as of July 1, 2006. We have initiated marketing and educational programs in order to maximize participation in the current enrollment period which occurs from May 1 through June 15 for new physician enrollments effective August 1, 2007.
     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our traditional mail service distribution facility. Over the past several years we have focused on building our Specialty Services for strategic growth, and have lost a significant amount of PBM Services business, including the loss of our contracts with Centene and excelleRx, which will negatively impact 2007 revenue. Consequently, Specialty Services revenues represent over 75% of our total revenue.
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
     Our plan for 2007 and beyond is to increase the depth of our business by broadening our model to take advantage of our strength of services and differentiating assets. We will implement redefined Specialty Service models to allow for therapy optimization and the management of medications incidental to a physician’s service.
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
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We file income tax returns, including returns for our subsidiaries, as prescribed by federal tax laws and the tax laws of the state and local jurisdictions in which we operate. Our uncertain tax positions are related to tax years that remain subject to examination. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note 8 — Income Taxes of the Notes to the Unaudited Consolidated Financial Statements for discussion of the effects of our adoption of
FIN 48.
Results of Operations
     In the following Management’s Discussion and Analysis we provide discussion of reported results for the first quarter 2007 compared to the same period a year ago.
     Revenue. Revenue for the first quarter of 2007 was $296.3 million compared to $299.7 million in the first quarter of 2006. Specialty Services revenue for the first quarter of 2007 was $234.9 million, an increase of $31.3 million from the same period a year ago, primarily due to revenues associated with preferred distribution arrangements with manufacturers for newly approved drugs, strong growth in infusion services, new business resulting from the CAP contract and the acquisition of Intravenous Therapy Services, Inc. (“Burbank”) in March 2006. PBM Services revenue for the first quarter of 2007 was $61.4 million, a decrease of $34.7 million from the same period a year ago, primarily attributable to the loss of certain PBM contracts, which was partially offset by increased volume in our traditional mail business.
     Cost of Revenue and Gross Profit. Cost of revenue for the first quarter of 2007 was $263.4 million compared to $269.4 million for the same period in 2006. Gross margin as a percentage of revenue increased from 10.1% in the first quarter of 2006 to 11.1% in the first quarter of 2007. The increase in gross margin rate was the result of the loss of a major PBM customer with a lower than average PBM Services gross profit margin as well as a shift within our specialty product mix to higher margin products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the first quarter of 2007 increased $0.5 million to $28.4 million, or 9.6% of total revenue, from $27.9 million, or 9.3% of total revenue, for the first quarter of 2006. The increase in SG&A is primarily due to ongoing operating expenses associated with the acquisition of Burbank and increases in operating expense related to the CAP program, both of which were partially offset by last year’s cost reduction and cost control efforts.
     Bad Debt Expense. For the first quarter of 2007 bad debt expense increased to $3.0 million compared to $2.3 million for the same period a year ago. This increase is primarily due to the acquisition of Burbank and increased sales in Specialty Services. The bad debt reserve methodology is consistent with that utilized for the year ended 2006.
     Amortization of Intangibles. For the first quarter of 2007 we recorded amortization of intangibles of $1.4 million compared to $1.6 million for the same period in 2006. The decrease in 2007 was primarily the result of certain intangible assets becoming fully amortized.
     Merger Related Expenses. There were merger related expenses of $0.1 million in first quarter of 2006, including expenses incurred to consolidate the acquisition of Chronimed. There were no merger related expenses in first quarter 2007.
     Net Interest Expense. Net interest expense was $1.1 million for the first quarter of 2007 compared to $0.5 million for the same period a year ago. Interest expense associated with our line of credit was higher in 2007 as our average borrowing levels were higher than 2006. The increased borrowing level was principally the result of a delay in receipt of CAP claims payments, declining PBM revenue and increased general working capital requirements.
     Provision for Income Taxes. Income tax expense of $0.4 million was recorded for the first quarter of 2007 on a pre-tax loss of $1.0 million. This compares to $0.9 million tax benefit for the same period a year ago on a pre-tax loss of $2.1 million. The 2007 tax provision is necessary despite the incurrence of a loss because of the adoption of FIN 48 (see Note 8 of Notes to the Unaudited Consolidated Financial Statements). FIN 48 requires us to increase the valuation allowance against our deferred tax assets and take a charge to income tax expense.
     Net Loss and Loss Per Share. Net loss for the first quarter of 2007 was $1.3 million, or $0.04 per share, compared to net loss of $1.2 million, or $0.03 per share, for the same period last year. The increase in net loss is due to items previously discussed above.
Liquidity and Capital Resources
     Cash provided by operating activities was $3.5 million for the first three months of 2007, as compared to $5.9 million used in operating activities during the first three months of 2006. The cash provided by operating activities was largely due to an increase in claims payable, accounts payable and payor allowance partially offset by increases in accounts receivable and inventory.
     Net cash used in investing activities during the three months ended March 31, 2007 was $0.8 million, primarily due to the purchases of property and equipment. This compares to net cash of $14.1 million used in investing activities in the same period in 2006, primarily for the acquisition of Burbank.
     For the three months ended March 31, 2007 net cash used in financing activities was $2.7 million compared to net cash provided by financing activities of $23.5 million for the same period in 2006, due to increased borrowings on the line of credit, used primarily for the acquisition of Burbank in the first quarter of 2006.

     At March 31, 2007 there was $50.2 million of bank borrowings outstanding under our revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $30.2 million at March 31, 2006. Outstanding borrowings increased primarily due to a delay in receipt of CAP claims payments, declining PBM revenue and increased general working capital requirements. Recent legislation regarding CAP is expected to improve cash flow by authorizing payment of claims on a bi-weekly basis beginning April 1, 2007.
     The Facility was increased in July 2006 to provide for borrowings of up to $75.0 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. Effective September 30, 2006, the Facility was extended for four years through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing up to $100.0 million, as well as converting a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.
     The weighted average interest rate on the Facility was 7.3% during the first quarter of 2007 compared to 7.1% for the same period a year ago. At April 30, 2007 we had $26.2 million of credit available under the Facility.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all covenants as of March 31, 2007.
     At March 31, 2007 we had working capital of $40.3 million compared to $37.0 million at December 31, 2006. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that our cash on hand, together with funds available under the current Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured. Growth in the CAP program may require an increase in our line of credit to fund additional working capital requirements.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At March 31, 2007 we had Federal net operating loss carry forwards (“NOLs”) of approximately $22.6 million, of which $11.3 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. We have state NOLs remaining of approximately $20.1 million, the majority of which will begin expiring in 2017 and later.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 31, 2007 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under the Facility as discussed in Item 2 of this report. Based upon our average daily borrowings, a 1% increase in interest rates would have increased our interest expense by 4.3%. Interest rate risk on our investments is immaterial due to our level of investment dollars. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At March 31, 2007, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
     In connection with the preparation of our 2006 Form 10-K, an evaluation was performed under the supervision and with the participation of management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13d-15(e) and 15d-15(e)). Based on that evaluation, management concluded that our disclosure controls as of December 31, 2006 were not effective as a result of a material weakness in internal control over financial reporting related to information technology. The material weakness was disclosed in Item 9A of the Form 10-K.
     Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2007, management has identified no new material weaknesses other than that described in the Form 10-K. Although progress has been made to address the material weakness, management has concluded that the material weakness related to information technology disclosed in the Form 10-K continues to exist as of the quarter ended March 31, 2007, and therefore, has also concluded that our disclosure controls and procedures were not effective as of March 31, 2007 for the same reason disclosed in the Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weakness in internal control over financial reporting which continued to exist as of March 31, 2007, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal controls over financial reporting were identified during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in Form 10-K.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments in any of the proceedings disclosed previously in the Form 10-K filed on March 16, 2007, nor have there been any material new proceedings filed in any courts subsequent to the Form 10-K filed on March 16, 2007.
Item 1A. Risk Factors
     There were no significant additional risk factors to those previously disclosed in the 2006 Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 6. Exhibits

(a)	Exhibits.

	Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

	Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2003)

	Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: May 7, 2007	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer