Form 10-Q
period 2007-06-30
BioScrip, Inc.
filed 2007-08-06
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Large accelerated filer   ☑ Accelerated filer   ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2007, there were outstanding 38,636,336 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $13,056 and $13,774 at June 30, 2007 and December 31, 2006, respectively	130,638	135,139
Inventory	34,800	33,471
Prepaid expenses and other current assets	1,324	2,090

Total current assets	166,762	170,700

Property and equipment, net	9,761	10,409
Other assets	464	681
Goodwill	114,824	114,991
Intangible assets, net	6,744	8,675

Total assets	$298,555	$305,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$41,865	$52,895
Accounts payable	56,032	51,724
Claims payable	7,301	9,548
Amounts due to Plan Sponsors	9,362	10,280
Accrued expenses and other current liabilities	8,948	9,230

Total current liabilities	123,508	133,677

Unrecognized tax benefits	4,187	—
Deferred taxes, net	11,380	9,946

Total liabilities	139,075	143,623

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 40,921,186 and 40,680,233, respectively; shares outstanding: 37,531,367 and 37,488,257, respectively	4	4
Treasury stock, 2,263,500 and 2,247,150 shares, respectively, at cost	(8,073)	(8,002)
Additional paid-in capital	240,318	239,315
Accumulated deficit	(72,769)	(69,484)

Total stockholders’ equity	159,480	161,833

Total liabilities and stockholders’ equity	$298,555	$305,456

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$295,004	$279,585	$591,345	$579,303

Cost of revenue	261,683	250,791	525,077	520,178

Gross profit	33,321	28,794	66,268	59,125

Selling, general and administrative expenses	29,290	31,100	57,660	59,003
Bad debt expense	1,044	4,355	4,039	6,654
Amortization of intangibles	484	1,639	1,931	3,261
Merger related expenses	—	—	—	114

Income (loss) from operations	2,503	(8,300)	2,638	(9,907)

Interest expense, net	(856)	(731)	(1,940)	(1,182)

Income (loss) before benefit from income taxes	1,647	(9,031)	698	(11,089)

Tax provision (benefit)	1,165	(3,321)	1,563	(4,223)

Net income (loss)	$482	$(5,710)	$(865)	$(6,866)

Basic income (loss) per share	$0.01	$(0.15)	$(0.02)	$(0.18)

Diluted income (loss) per share	$0.01	$(0.15)	$(0.02)	$(0.18)

Weighted average shares used in computing basic loss per share	37,499	37,222	37,495	37,212

Weighted average shares used in computing diluted loss per share	37,824	37,222	37,495	37,212

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(865)	$(6,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,051	2,073
Amortization	1,931	3,261
Change in deferred income tax	1,434	(1,455)
Tax benefit relating to employee stock compensation	—	107
Excess tax benefits relating to employee stock compensation	—	(19)
Stock based compensation	1,135	1,146
Provision for losses on receivables	4,039	6,654
Changes in assets and liabilities, net of acquired assets:
Receivables	462	(4,921)
Inventory	(1,329)	(3,299)
Prepaid expenses and other current assets	985	(1,686)
Accounts payable	4,308	12,103
Claims payable	(2,247)	(21,036)
Amounts due to Plan Sponsors	(918)	533
Accrued expenses and other current and non-current liabilities	1,493	1,247

Net cash provided by (used in) operating activities	12,479	(12,158)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(1,404)	(3,711)
Cost of acquisitions, net of cash acquired	—	(13,082)

Net cash used in investing activities	(1,404)	(16,793)

Cash flows from financing activities:
(Repayments) borrowings on line of credit, net	(11,030)	30,742
Purchase of treasury stock	(71)	—
Proceeds from exercise of stock options	32	752
Excess tax benefits relating to employee stock compensation	—	19
Principal payments on capital lease obligations	(6)	(8)

Net cash (used in) provided by financing activities	(11,075)	31,505

Net increase in cash and cash equivalents	—	2,554

Cash and cash equivalents-beginning of period	—	1,521

Cash and cash equivalents-end of period	$—	$4,075

DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,027	$998

Cash paid during the period for income taxes	$691	$2,089

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. (the “Company”) for the year ended December 31, 2006 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2007. The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited consolidated financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.
NOTE 2 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$482	$(5,710)	$(865)	$(6,866)

Denominator – Basic:
Weighted average number of common shares outstanding	37,499	37,222	37,495	37,212

Basic income (loss) per common share	$0.01	$(0.15)	$(0.02)	$(0.18)

Denominator – Diluted:
Weighted average number of common shares outstanding	37,499	37,222	37,495	37,212
Common share equivalents of outstanding stock options and restricted stock awards	325	—	—	—

Total diluted shares outstanding	37,824	37,222	37,495	37,212

Diluted income (loss) per common share	$0.01	$(0.15)	$(0.02)	$(0.18)

     The net loss per common share for the three month period ended June 30, 2006 and the six month periods ended June 30, 2007 and 2006, excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 3 – STOCK-BASED COMPENSATION PLANS
     Under the Company’s stock-based compensation plans (the “Plans”), it may issue, among other things, stock options, restricted stock and performance share awards. Options granted under the Plans typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances, most notably, upon termination of employment. The exercise price of such options is equal to the fair market value on the date of grant. The exercise price of ISO’s granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISO’s granted to a person who owns more than 10% of the outstanding stock of the Company).
Stock Options
     The Company recognized stock option related compensation expense of $0.3 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. The Company recognized stock option related compensation expense of $0.7 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
     The fair value of each stock option award on the date of the grant was calculated by using a binomial option-pricing model and is amortized to expense on a straight line basis over the vesting period with the following weighted average assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007	2006

Expected volatility	54.2%	52.0%	54.8%	52.0%
Risk-free interest rate	4.80%	5.07%	4.77%	4.50%
Expected life of options	4.6 years	4.4 years	5.0 years	4.5 years
Dividend rate	-0-	-0-	-0-	-0-
Fair value of options	$1.91	$2.62	$1.80	$3.45
     At June 30, 2007, there was $2.4 million of unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.2 years.
     Since the Company records compensation expense for options over the vesting period, the weighted average period over which the expense will be recognized may change. Also, future stock-based compensation expense may be greater as additional options are granted.
Restricted Stock
     The Company recognized compensation expense related to restricted stock awards of $0.2 million and less than $0.1 million for the three months ended June 30, 2007 and 2006, respectively. The Company recognized compensation expense related to restricted stock awards of $0.2 million and less than $0.1 million for the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, there was $1.0 million of unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 1.9 years.
     Since the Company records compensation expense for restricted stock awards over the vesting requirements, which include time elapsed and a factor related to stock price, the weighted average period over which the expense will be recognized may change. Also, future stock-based compensation expense may be greater if additional restricted stock awards are made.
Performance Units
     Under the Plans, the Company’s Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. As of June 30, 2007 there have been no performance units granted.
NOTE 4 – OPERATING SEGMENTS
     The Company operates in two reportable segments: (1) Specialty Services, which is comprised of specialty pharmacy distribution and clinical management services; and (2) PBM Services, which is comprised of fully integrated pharmacy benefit management and traditional mail services. Corporate overhead is allocated between the two segments based on revenue adjusted for management’s assessment of utilization of overhead by each segment.

Segment Reporting Information
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Results of Operations:
Revenue:
Specialty Services	$238,079	$210,471	$472,975	$414,109
PBM Services	56,925	69,114	118,370	165,194

Total	$295,004	$279,585	$591,345	$579,303

Income (loss) from operations:
Specialty Services	$(606)	$(6,972)	$(2,855)	$(9,657)
PBM Services	3,109	(1,328)	5,493	(136)

	2,503	(8,300)	2,638	(9,793)
Merger and integration	—	—	—	114

Income (loss) from operations	2,503	(8,300)	2,638	(9,907)

Interest expense, net	856	731	1,940	1,182
Income tax provision (benefit)	1,165	(3,321)	1,563	(4,223)

Net income (loss):	$482	$(5,710)	$(865)	$(6,866)

Additional information:
Capital expenditures:
Specialty Services	$526	$1,674	$1,210	$2,864
PBM Services	83	831	194	847

Total	$609	$2,505	$1,404	$3,711

Depreciation Expense:
Specialty Services	$889	$853	$1,807	$1,679
PBM Services	118	178	244	394

Total	$1,007	$1,031	$2,051	$2,073

Total assets:
Specialty Services			$231,368	$244,570
PBM Services			67,187	66,248

Total			$298,555	$310,818

     The following table outlines, by segment, contracts with the Plan Sponsor having revenues that exceeded 10% of the Company’s total revenues (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

PBM Services:
Revenue	$29,218	$21,918	$58,233	$60,835
% of Total Revenue	10%	8%	10%	11%
Specialty Services:
Revenue	$9,296	$5,514	$18,674	$13,083
% of Total Revenue	3%	2%	3%	2%

NOTE 5 – ACQUISITIONS
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006, the Company acquired all of the issued and outstanding capital stock of Intravenous Therapy Services, Inc. (“Burbank”), now known as BioScrip Infusion Services, Inc., a specialty home infusion company located in Burbank, California, for approximately $13.1 million in cash, which resulted in approximately $10.7 million of goodwill, plus a potential earn-out payment contingent on Burbank achieving certain future financial performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been significantly different from the reported amounts at June 30, 2006.
NOTE 6 – CONCENTRATION OF CREDIT RISK
     The Company provides credit in the normal course of business to its customers. One customer accounted for approximately 18% and 19% of accounts receivable at June 30, 2007 and 2006, respectively, and 13% of revenues during each of the six month periods ended June 30, 2007 and 2006, respectively.
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
     Income tax expense of $1.2 million was recorded on pre-tax income of $1.6 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, income tax expense of $1.6 million was recorded on pre-tax income of $0.7 million. The year-to-date 2007 tax provision in excess of pre-tax income is the result of the amortization of certain indefinite-lived intangible assets. Accordingly, the valuation allowance against the Company’s deferred tax assets was increased with a charge to income tax expense.
     At June 30, 2007 the Company had federal net operating loss carry forwards (“NOLs”) of approximately $22.6 million, of which $11.3 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. The

Company has state NOLs remaining of approximately $20.1 million, the majority of which will begin expiring in 2017 and later.
NOTE 9 – LONG-TERM CONTRACTS
     During the quarter the Company amended its agreement with its primary drug wholesaler to, among other things, provide more favorable pricing and payments terms and extend the term of the agreement until April 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (this “Report”).
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
Business Overview
     We are a specialty pharmaceutical health care organization that partners with patients, physicians, health care payors and pharmaceutical manufacturers to provide access to medications and management solutions to optimize outcomes for chronic and other complex health care conditions.
     Our specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, management, dispensing, distribution and data reporting for medications used to treat patients living with chronic health conditions including potentially life threatening or debilitating diseases or genetic disorders and are provided in various capacities to patients, physicians, payors and pharmaceutical manufacturers. Our pharmacy benefit management (“PBM”) services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and traditional mail services (collectively, “PBM Services”).
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
     We strive to maximize therapy outcomes through strict adherence to clinical guidelines or protocols for particular prescription therapies while at the same time managing the costs of such therapies on behalf of a Plan Sponsor or patient.
     We were named the sole vendor for the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”) and as part of our Specialty Services offering began dispensing Medicare Part B drugs and biologics to CAP enrolled physicians as of July 1, 2006. As a result of the physician election period which occurred from May 1 through June 15, 2007 for enrollments effective August 1, 2007, we have increased the total eligible participant base. Final election results have not yet been completed, although initial figures indicate an increase of approximately 35% in physician enrollment.
     We were awarded an agreement to serve as one of two national specialty pharmacy providers of HIV/AIDS and Solid Organ Transplant drugs and services to patients insured by United Healthcare and its participating affiliates. This agreement became effective on August 1, 2007, with the initial term of the agreement running through December 31, 2008.
     We plan to grow our infused product sales by marketing a broader product offering in our current geographic service area. This includes adding new therapies to our current focus on immunological blood products, including our most recent focus on patients with hemophilia. We will work with physicians who utilize our services to support their in-office infusion activities and we expect to establish ambulatory infusion centers.
     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our traditional mail service distribution facilities. Over the past several years we have focused on building our Specialty Services for strategic growth and have lost a significant amount of PBM Services business, including the loss of our contracts with Centene and excelleRx, which has and will continue to negatively impact 2007 revenue. Consequently, as of June 30, 2007 Specialty Services revenues represented approximately 80% of our total revenue.
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
     During the quarter we amended our agreement with our primary drug wholesaler to, among other things, provide more favorable pricing and payments terms and extend the term of the agreement until April 2010.
Critical Accounting Estimates
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The accounting estimates followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K. Material updates to estimates disclosed in the Form 10-K are discussed below.
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

Results of Operations
     In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and six month periods ended June 30, 2007 as compared to the same periods a year earlier.
     Revenue. Revenue for the second quarter of 2007 was $295.0 million compared to $279.6 million in the second quarter of 2006. Specialty Services revenue for the second quarter of 2007 was $238.1 million, an increase of $27.6 million, or 13.1%, compared to $210.5 million for the same period a year ago, primarily due to revenues associated with preferred distribution arrangements for newly approved drugs, increased sales under the CAP program and growth in infused products. PBM Services revenue for the second quarter of 2007 was $56.9 million, a decrease of $12.2 million, or 17.6%, from the same period a year ago, primarily attributable to the termination or expiration of certain PBM contracts.
     Revenue for the six months ended June 30, 2007 was $591.3 million compared to $579.3 million for the same period in 2006. Specialty Services revenue for the six months ended June 30, 2007 was $473.0 million, an increase of $58.9 million, or 14.2%, compared to $414.1 million for the same period a year ago, primarily due to revenues associated with preferred distribution arrangements for newly approved drugs, increased sales under the CAP program and growth in infused products. PBM Services revenue for the six months ended June 30, 2007 was $118.3 million, a decrease of $46.9 million, or 28.4%, from the same period a year ago attributable to the termination or expiration of certain PBM contracts.
     Cost of Revenue and Gross Profit. Cost of revenue for the second quarter of 2007 was $261.7 million compared to $250.8 million for the same period in 2006. Gross margin as a percentage of revenue increased from 10.3% in the second quarter of 2006 to 11.3% in the second quarter of 2007. The increase in gross margin rate was primarily due to our termination of contracts with certain lower gross profit customers and revenue growth from higher margin customers.
     Cost of revenue for the six month period ended June 30, 2007 increased $4.9 million to $525.1 million from $520.2 million for the same period in 2006. Gross profit for the six months ended June 30, 2007 was $66.3 million, an increase of $7.2 million, or 12.1%, from $59.1 million for the six months ended June 30, 2006. Gross margin as a percentage of revenue for the six months ended June 30, 2007 increased to 11.2% compared to gross margin of 10.2% for the same period last year, primarily as a result of our termination of contracts with certain lower gross profit customers and revenue growth from higher margin customers throughout the second half of 2006 and the first half of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2007 decreased to $29.3 million, or 9.9% of total revenue, from $31.1 million, or 11.1% of total revenue, for the second quarter of 2006. The decrease in SG&A primarily is due to approximately $1.4 million in severance obligations that were recognized in the second quarter of 2006 related to the departure of former members of senior management as well as a reduction of approximately $0.4 million in telecommunication expenses.
     SG&A expenses for the six months ended June 30, 2007 were $57.7 million, or 9.8% of total revenue, compared to $59.0 million, or 10.2% of total revenue for the same period in 2006. The decrease in SG&A primarily is due to approximately $1.8 million in severance obligations that were recognized in the first six months of 2006 related to the departure of former members of senior management.
     Bad Debt Expense. For the second quarter of 2007 bad debt expense was $1.0 million, or 0.4% of revenue, as compared to $4.4 million, or 1.6% of revenue, in the second quarter of 2006. The decrease in bad debt expense is primarily the result of improved cash collections and cash posting as well as the favorable settlement of previously reserved doubtful accounts. Our overall methodology used for determining our provision for bad debt remains unchanged.
     For the six months ended June 30, 2007, bad debt expense decreased 40.3% to $4.0 million compared to $6.7 million for the same period a year ago. Bad debt expense has decreased due to the continued improvements in our collection efforts as compared to the same period last year and for the reasons stated above.
     Amortization of Intangibles. For the second quarter of 2007 we recorded amortization of intangibles of $0.5 million compared to $1.6 million for the same period in 2006. The decrease in 2007 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.
     The amortization of intangibles for the six months ended June 30, 2007 was $1.9 million compared to $3.3 million for the same period a year ago. The decrease in 2007 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.

     Merger Related Expenses. There were no merger related expenses in the six month period ended June 30, 2007. Merger related expenses of $0.1 million for the six month period ended June 30, 2006, included expenses incurred to consolidate the acquisition of Chronimed.
     Net Interest Expense. Net interest expense was $0.9 million for the second quarter of 2007 compared to $0.7 million for the same period a year ago. Interest expense associated with our line of credit was higher in 2007 as our average borrowing level was higher than last year. The increased borrowing level was principally the result of increased general working capital requirements.
     Net interest expense was $1.9 million for the six months ended June 30, 2007 compared to $1.2 million for the six months ended June 30, 2006. The increase in interest expense associated with our line of credit is a result of a delay in receipt of CAP claims payments in the first quarter of 2007 and increased general working capital requirements.
     Provision for Income Taxes. Income tax expense of $1.2 million was recorded for the second quarter of 2007 on pre-tax net income of $1.6 million. This compares to a $3.3 million tax benefit on a pre-tax net loss of $9.0 million for the same period a year ago.
     Income tax expense of $1.6 million was recorded for the six months ended June 30, 2007, on pre-tax income of $0.7 million. This compares to an income tax benefit of $4.2 million on pre-tax loss of $11.1 million for the six months ended June 30, 2006. The year-to-date 2007 tax provision in excess of pre-tax income is the result of the amortization of certain indefinite-lived assets. Accordingly, the valuation allowance against the Company’s deferred tax assets was increased with a charge to income tax expense.
     Net Income (Loss) and Income (Loss) Per Share. Net income for the second quarter of 2007 was $0.5 million, or $0.01 per share, compared to a net loss of $5.7 million, or $0.15 per share, for the same period last year. The increase in net income is due to items previously discussed in our Results of Operations.
     Net loss for the six months ended June 30, 2007 was $0.9 million, or $0.02 per share. This compares to net loss of $6.9 million, or $0.18 per share, for the six months ended June 30, 2006.
Liquidity and Capital Resources
     Cash provided by operating activities was $12.5 million for the first six months of 2007, as compared to $12.2 million used in operating activities during the first six months of 2006. The cash provided by operating activities was largely due to the reduction in net operating losses, an increase in accounts payable coupled with decreases in accounts receivable and prepaid expenses partially offset by decreases in claims payable and amounts payable to Plan Sponsors and an increase in inventory.
     Net cash used in investing activities during the six months ended June 30, 2007 was $1.4 million, primarily due to the purchases of property and equipment. This compares to net cash of $16.7 million used in investing activities in the same period in 2006, primarily for the acquisition of Burbank.
     For the six months ended June 30, 2007 net cash used in financing activities was $11.1 million compared to net cash provided by financing activities of $31.5 million for the same period in 2006, due to repayments on the line of credit during the first half of 2007.
     At June 30, 2007 there were $41.9 million of bank borrowings outstanding under our revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $38.2 million at June 30, 2006. Outstanding borrowings increased primarily due to increased general working capital requirements. Recent legislation regarding CAP authorizing payment of claims on a bi-weekly basis has improved cash flow throughout the second quarter of 2007.
     The Facility was increased in July 2006 to provide for borrowings of up to $75.0 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. Effective September 30, 2006, the Facility was extended for four years through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing up to $100.0 million. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.

     The weighted average interest rate on the Facility was 7.3% during the second quarter of 2007 compared to 7.4% for the same period a year ago. At July 31, 2007 we had $39.3 million of credit available under the Facility.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all covenants as of June 30, 2007.
     At June 30, 2007 we had working capital of $43.3 million compared to $37.0 million at December 31, 2006. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe the cash expected to be generated from operating activities and the funds available under our current Facility will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured. Growth in National HIV/AIDS and Solid Organ Transplant programs may require an increase in our line of credit to fund additional working capital requirements.
     As discussed above, during the quarter we amended our agreement with our primary drug wholesaler, which includes more favorable payment terms which will allow for future growth with limited new investment in working capital.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At June 30, 2007 we had Federal net operating loss carry forwards (“NOLs”) of approximately $22.6 million, of which $11.3 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. We have state NOLs remaining of approximately $20.1 million, the majority of which will begin expiring in 2017 and later.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 30, 2007 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under the Facility as discussed in Item 2 of this report. Based upon our average daily borrowings, a 1.0% increase in interest rates would have increased our interest expense for the six month period ended June 30, 2007 by 12.7%. Interest rate risk on our investments is immaterial due to our level of investment dollars. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At June 30, 2007, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
     Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2007, management has identified no new material weaknesses other than that previously described in the Form 10-K. Although progress has been made to address the material weakness, management has concluded that the material weakness related to information technology disclosed in the Form 10-K continues to exist as of the quarter ended June 30, 2007, and therefore, has also concluded that our disclosure controls and procedures were not effective as of June 30, 2007 for the same reason disclosed in the Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weakness in internal control over financial reporting which continued to exist as of June 30, 2007, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal controls over financial reporting were identified during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in Form 10-K.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     In May 2007, the Company was served with a complaint by the two private plaintiff relators who had filed a qui tam action (entitled United States of America, ex rel Christine Driscoll, et al. v. Serono Inc.) on behalf of the federal government and certain state governments in the federal district court in Boston after the governmental entities declined to intervene in the lawsuit following an investigation reported by the Company in earlier filings. The complaint purports to allege claims against the Company and other, unrelated “pharmacy providers” under the federal and certain state false claims acts, allegedly on the ground that the defendants received and did not disclose discounts on their purchases of a product, Serostim, manufactured and distributed by a Serono, Inc., which previously settled with the government with respect to other allegations. The Company has filed a motion to strike certain allegations from the complaint and to dismiss the remaining allegations and claims. The Company denies all of plaintiff’s allegations and intends to defend against the lawsuit vigorously.
     On July 9, 2007, the former owners of JDP, Inc. filed a lawsuit (entitled JPD, Inc., et al. v. Chronimed Holdings, Inc.) in the federal court in Columbus, Ohio, alleging that they are entitled to an additional purchase price payment under an “earn out” provision of the stock purchase agreement. The complaint alleges claims for breach of contract, estoppel, and unfair competition and seeks compensatory damages of at least $5.64 million, an equitable accounting, punitive damages, a release of the principal seller from his post-employment non-compete agreement, and other relief. The Company has asked the court to stay the lawsuit and direct arbitration of the dispute over the additional purchase price as required under the terms of the stock purchase agreement, which the Company does not believe it owes the sellers, as provided in the stock purchase agreement. The Company does not believe that the plaintiffs are entitled to any relief under their action and intends to defend against the lawsuit vigorously.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On May 22, 2007, we held our Annual Meeting of Stockholders (the “Annual Meeting”).

(b)	At the Annual Meeting, our stockholders elected Richard H. Friedman, Charlotte W. Collins, Louis T. DiFazio, Myron Z. Holubiak, David R. Hubers, Michael Kooper, Richard L. Robbins, Stuart A. Samuels and Steven K. Schelhammer as directors to serve until our next annual meeting.

(c)	At the Annual Meeting, our stockholders also ratified the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007.
Set forth below are the final results of the votes cast for those matters submitted to stockholders:
(i)	Election of Directors:

	For	Withheld
Charlotte W. Collins	31,135,821	687,389
Louis T. DiFazio	31,133,173	690,037
Richard H. Friedman	30,830,359	992,851
Myron Z. Holubiak	31,175,495	647,715
David R. Hubers	31,177,771	645,439
Michael Kooper	30,629,598	1,193,612
Richard L. Robbins	31,128,447	694,763
Stuart A. Samuels	31,174,485	648,725
Steven K. Schelhammer	31,187,695	635,515
(ii)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007:

For	Against	Abstain
30,950,308	866,867	6,034

Item 6. Exhibits
(a)	Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007, accession No. 0000950123-07-007569)

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: August 6, 2007	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer