Form 10-Q
period 2007-09-30
BioScrip, Inc.
filed 2007-11-05
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐  Large accelerated filer           ☑  Accelerated filer            ☐  Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2007, there were outstanding 37,672,768 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $13,079 and $13,774 at September 30, 2007 and December 31, 2006, respectively	125,297	135,139
Inventory	33,383	33,471
Prepaid expenses and other current assets	1,473	2,090

Total current assets	160,153	170,700

Property and equipment, net	10,287	10,409
Other assets	467	681
Goodwill	114,824	114,991
Intangible assets, net	6,261	8,675

Total assets	$291,992	$305,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$36,158	$52,895
Accounts payable	54,487	51,724
Claims payable	6,379	9,548
Amounts due to Plan Sponsors	4,617	10,280
Accrued expenses and other current liabilities	12,058	9,230

Total current liabilities	113,699	133,677

Unrecognized tax benefits	4,028	—
Deferred taxes, net	12,097	9,946

Total liabilities	129,824	143,623

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,028,984 and 40,680,233, respectively; shares outstanding: 37,667,268 and 37,488,257, respectively	4	4
Treasury stock, 2,282,734 and 2,247,150 shares, respectively, at cost	(8,158)	(8,002)
Additional paid-in capital	241,425	239,315
Accumulated deficit	(71,103)	(69,484)

Total stockholders’ equity	162,168	161,833

Total liabilities and stockholders’ equity	$291,992	$305,456

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$298,133	$280,916	$889,478	$860,219

Cost of revenue	262,451	251,213	787,529	771,391

Gross profit	35,682	29,703	101,949	88,828

Selling, general and administrative expenses	31,278	29,232	88,938	88,350
Bad debt expense	766	2,804	4,805	9,458
Amortization of intangibles	484	1,639	2,414	4,899

Income (loss) from operations	3,154	(3,972)	5,792	(13,879)

Interest expense, net	(728)	(916)	(2,668)	(2,098)

Income (loss) before benefit from income taxes	2,426	(4,888)	3,124	(15,977)

Tax provision (benefit)	760	(1,499)	2,323	(5,723)

Net income (loss)	$1,666	$(3,389)	$801	$(10,254)

Basic income (loss) per share	$0.04	$(0.09)	$0.02	$(0.28)

Diluted income (loss) per share	$0.04	$(0.09)	$0.02	$(0.28)

Weighted average shares used in computing basic income (loss) per share	37,603	37,385	37,532	37,270

Weighted average shares used in computing diluted income (loss) per share	38,480	37,385	37,957	37,270

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$801	$(10,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,111	3,153
Amortization	2,414	4,899
Change in deferred income tax	2,151	(3,938)
Tax benefit relating to employee stock compensation	—	456
Excess tax benefits relating to employee stock compensation	(51)	(19)
Stock based compensation	1,899	1,736
Provision for losses on receivables	4,805	9,458
Changes in assets and liabilities, net of acquired assets:
Receivables	5,037	(5,887)
Inventory	88	(2,452)
Prepaid expenses and other assets	832	(4,412)
Accounts payable	2,763	2,637
Claims payable	(3,169)	(21,257)
Amounts due to Plan Sponsors	(5,663)	(742)
Accrued expenses and other liabilities	4,449	3,426

Net cash provided by (used in) operating activities	19,467	(23,196)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(2,989)	(4,713)
Cost of acquisitions, net of cash acquired	—	(13,082)

Net cash used in investing activities	(2,989)	(17,795)

Cash flows from financing activities:
(Repayments) borrowings on line of credit, net	(16,737)	38,157
Purchase of treasury stock	(156)	—
Proceeds from exercise of stock options	374	1,525
Excess tax benefits relating to employee stock compensation	51	19
Principal payments on capital lease obligations	(10)	(18)

Net cash (used in) provided by financing activities	(16,478)	39,683

Net decrease in cash and cash equivalents	—	(1,308)

Cash and cash equivalents-beginning of period	—	1,521

Cash and cash equivalents-end of period	$—	$213

DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,785	$1,856

Cash paid during the period for income taxes	$966	$2,133

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. (the “Company”) for the year ended December 31, 2006 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the unaudited consolidated financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.
NOTE 2 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,666	$(3,389)	$801	$(10,254)

Denominator – Basic:
Weighted average number of common shares outstanding	37,603	37,385	37,532	37,270

Basic income (loss) per common share	$0.04	$(0.09)	$0.02	$(0.28)

Denominator – Diluted:
Weighted average number of common shares outstanding	37,603	37,385	37,532	37,270
Common share equivalents of outstanding stock options and restricted stock awards	877	—	425	—

Total diluted shares outstanding	38,480	37,385	37,957	37,270

Diluted income (loss) per common share	$0.04	$(0.09)	$0.02	$(0.28)

     Potential common shares related to the Company’s outstanding stock options of 5,298 and 8,112 for the three and nine months ended September 30, 2007, respectively, were excluded from the computation of diluted earnings per share. Inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value. The net loss per common share for the three and nine month periods ended September 30, 2006 excludes the effect of all common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 3 – STOCK-BASED COMPENSATION PLANS
     Under the Company’s stock-based compensation plans (the “Plans”), it may issue, among other things, incentive stock options (ISOs), non-qualified stock options (NQSOs), restricted stock, performance units and performance share awards. Options granted under the Plans typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances, most notably, upon termination of employment. The exercise price of NQSOs is equal to the fair market value on the date of grant. The exercise price of ISOs granted under the Plans will not be less than 100% of the fair market value on the date of grant (110% for ISOs granted to a person who owns more than 10% of the outstanding stock of the Company).
Stock Options
     The Company recognized stock option-related compensation expense of $0.5 million for each of the three month periods ended September 30, 2007 and 2006. The Company recognized stock option-related compensation expense of $1.2 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     The fair value of each stock option award on the date of the grant was calculated by using a binomial option-pricing model and is amortized to expense on a straight line basis over the vesting period with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Expected volatility	54.0%	—	54.7%	52.0%
Risk-free interest rate	4.76%	—	4.76%	4.50%
Expected life of options	6.1 years	—	5.2 years	4.5 years
Dividend rate	-0-	—	-0-	—
Fair value of options	$3.05	—	$1.98	$3.45
     No stock options or other equity-based incentive grants were made during the three months ended September 30, 2006.
     At September 30, 2007, there was $2.2 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.0 years.
     Since the Company records compensation expense for options over the vesting period, the weighted average period over which the expense will be recognized may change. Also, future stock-based compensation expense may be greater as additional options are granted.
Restricted Stock
     The Company recognized compensation expense related to restricted stock awards of $0.3 million and less than $0.1 million for the three months ended September 30, 2007 and 2006, respectively. The Company recognized compensation expense related to restricted stock awards of $0.7 million and $0.1 million for the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, there was $0.9 million of unrecognized compensation expense related to non-vested stock-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 1.8 years.
     Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which include time elapsed and a factor related to stock price, the weighted average period over which the expense will be recognized may change. Also, future stock-based compensation expense may be greater if additional restricted stock awards are made.
Performance Units
     Under the Plans, the Company’s Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. As of September 30, 2007 there have been no performance units granted.

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
Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Results of Operations:
Revenue:
Specialty Services	$244,485	$219,958	$717,460	$634,068
PBM Services	53,648	60,958	172,018	226,151

Total	$298,133	$280,916	$889,478	$860,219

Income (loss) from operations:
Specialty Services	$651	$(3,122)	$(2,204)	$(12,892)
PBM Services	2,503	(850)	7,996	(987)

Income (loss) from operations	3,154	(3,972)	5,792	(13,879)

Interest expense, net	(728)	(916)	(2,668)	(2,098)
Income tax provision (benefit)	760	(1,499)	2,323	(5,723)

Net income (loss):	$1,666	$(3,389)	$801	$(10,254)

Additional information:
Capital expenditures:
Specialty Services	$1,410	$930	$2,632	$4,192
PBM Services	176	72	357	521

Total	$1,586	$1,002	$2,989	$4,713

Depreciation Expense:
Specialty Services	$897	$895	$2,621	$2,594
PBM Services	163	184	490	559

Total	$1,060	$1,079	$3,111	$3,153

Total assets:
Specialty Services			$228,613	$237,233
PBM Services			63,379	64,100

Total			$291,992	$301,333

     The following table outlines, by segment, contracts with a Plan Sponsor which accounted for revenues that exceeded 10% of the Company’s total revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
PBM Services:
Revenue	$28,495	$29,673	$86,728	$90,684
% of Total Revenue	10%	11%	10%	11%
Specialty Services:
Revenue	$3,626	$5,968	$22,301	$18,004
% of Total Revenue	1%	2%	3%	2%

NOTE 5 – ACQUISITIONS
Intravenous Therapy Services, Inc. Acquisition
     On March 1, 2006, the Company acquired all of the issued and outstanding capital stock of Intravenous Therapy Services, Inc. (“Infusion West”), now known as BioScrip Infusion Services, Inc., a specialty pharmacy company specializing in home infusion therapies located in Burbank, California, for approximately $13.1 million in cash, which resulted in approximately $10.7 million of goodwill, plus a potential earn-out payment contingent on Infusion West achieving certain future financial performance benchmarks. Had this acquisition taken place on January 1, 2006, the Company’s consolidated sales and income would not have been materially different from the reported amounts at September 30, 2006.
NOTE 6 – CONCENTRATION OF CREDIT RISK
     The Company provides credit in the normal course of business to its customers. One customer accounted for approximately 11% and 13% of revenues during the nine month periods ended September 30, 2007 and 2006, respectively, and 16% and 17% of accounts receivable as of September 30, 2007 and 2006, respectively.
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
     The Company believes it is likely that certain controversies (totaling approximately $0.5 million) with taxing authorities will be resolved through administrative proceedings within the next 12 months.
     During the quarter ended September 30, 2007 the Company reached settlement agreements with several state taxing authorities under voluntary disclosure programs offered by the states. As a result of these settlements the Company has agreed to file prior years’ returns in certain states where it believed a filing obligation did not exist. As a result of these settlements the Company has reclassified approximately $80,000 from unrecognized tax benefits into current liabilities. In addition, the Company has recorded a reduction of income tax expense of approximately $160,000 which was previously recorded as part of the adoption of FIN 48.
     Income tax expense of $0.8 million was recorded on pre-tax income of $2.4 million for the three months ended September 30, 2007. For the nine months ended September 30, 2007, income tax expense of $2.3 million was recorded on pre-tax income of $3.1 million. The year to date tax provision includes the tax effects of the amortization of certain indefinite-lived assets.
     At September 30, 2007 the Company had federal net operating loss carry forwards (“NOLs”) of approximately $22.9 million, of which $11.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. The Company has state NOLs remaining of approximately $18.7 million, the majority of which will begin expiring in 2017 and later.
NOTE 9 – LONG-TERM CONTRACTS
     During the second quarter the Company amended its agreement with its primary drug wholesaler to, among other things, provide more favorable pricing and payments terms and extend the term of the agreement until April 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with “capitated” contracts, increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, changes in reimbursement rates from government and private payors, changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins, including the impact or a proposed settlement in a class action case involving First DataBank, and AWP reporting service and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
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

     We were named the sole vendor for the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”) and as part of our Specialty Services offering began dispensing Medicare Part B drugs and biologics to CAP enrolled physicians as of July 1, 2006. As a result of the physician election period which occurred from May 1 through June 15, 2007 for enrollments effective August 1, 2007, the total number of enrolled physicians increased 36.8% to approximately 3400.
     We were awarded an agreement to serve as one of two national specialty pharmacy providers of HIV/AIDS and Solid Organ Transplant drugs and services to patients insured by United Healthcare and its participating affiliates. This agreement became effective on August 1, 2007, with the initial term of the agreement running through December 31, 2008.
     We plan to grow our infused product sales by marketing a broader product offering, including adding new therapies to our current focus on immunological blood products and expanding our geographic service area. We will work with physicians who utilize our services to support their in-office infusion activities and we expect to establish ambulatory infusion centers.
     Our PBM Services are offered to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our network of retail pharmacies and our traditional mail service distribution facilities. Over the past several years we have focused on building our Specialty Services for strategic growth and have lost a significant amount of PBM Services business, including the loss of our contracts with Centene and excelleRx, which has and will continue to negatively impact 2007 revenue as compared to prior periods. As of September 30, 2007, Specialty Services revenues represented approximately 80% of our total revenue.
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
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We file income tax returns, including returns for our subsidiaries, as prescribed by federal tax laws and the tax laws of the state and local jurisdictions in which we operate. Our uncertain tax positions are related to tax years that remain subject to examination. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note 8 - Income Taxes of the Notes to the Unaudited Consolidated Financial Statements for discussion of the effects of our adoption of FIN 48.
Results of Operations
     In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and nine month periods ended September 30, 2007 as compared to the same periods a year earlier.
     Revenue. Revenue for the third quarter of 2007 was $298.1 million compared to $280.9 million in the third quarter of 2006. Specialty Services revenue for the third quarter of 2007 was $244.5 million, an increase of $24.5 million, or 11.2%, compared to $220.0 million for the same period a year ago, primarily due to additional revenues associated with preferred distribution arrangements for newly approved drugs, increased sales from new payor contracts, the CAP program and growth in infused products. PBM Services revenue for the third quarter of 2007 was $53.6 million, a decrease of $7.3 million, or 12.0%, from the same period a year ago, primarily attributable to the termination or expiration of certain PBM contracts.
     Revenue for the nine months ended September 30, 2007 was $889.5 million compared to $860.2 million for the same period in 2006. Specialty Services revenue for the nine months ended September 30, 2007 was $717.5 million, an increase of $83.4 million, or 13.2%, compared to $634.1 million for the same period a year ago, primarily due to additional revenues associated with preferred distribution arrangements for newly approved drugs, increased sales under the CAP program and growth in infused products. PBM Services revenue for the nine months ended September 30, 2007 was $172.0 million, a decrease of $54.1 million, or 23.9%, from the same period a year ago attributable to the termination or expiration of certain PBM contracts.
     Cost of Revenue and Gross Profit. Cost of revenue for the third quarter of 2007 was $262.5 million compared to $251.2 million for the same period in 2006. Gross margin as a percentage of revenue increased from 10.6% in the third quarter of 2006 to 12.0% in the third quarter of 2007. The increase in gross margin rate was primarily due to a favorable contractual settlement and on-going contractual changes with our primary drug supplier, decreased contractual allowances relative to previously reserved amounts and the termination of contracts with certain lower gross profit customers.
     Cost of revenue for the nine month period ended September 30, 2007 increased $16.1 million to $787.5 million from $771.4 million for the same period in 2006. Gross profit for the nine months ended September 30, 2007 was $101.9 million, an increase of $13.1 million, or 14.8%, from $88.8 million for the nine months ended September 30, 2006. Gross margin as a percentage of revenue for the nine months ended September 30, 2007 increased to 11.5% compared to gross margin of 10.3% for the same period last year, primarily as a result of a favorable contractual settlement and on-going contractual changes with our primary drug supplier, decreased contractual allowance charges and the termination of certain lower gross profit contracts and revenue growth from higher margin customers throughout the first nine months of 2007.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the third quarter of 2007 increased to $31.3 million, or 10.5% of total revenue, from $29.2 million, or 10.4% of total revenue, for the third quarter of 2006. The increase in SG&A is primarily due to increased employee expenses associated with the growth in our Specialty Services segment along with employee incentives resulting from our improved performance.
     SG&A expenses for the nine months ended September 30, 2007 were $88.9 million, or 10.0% of total revenue, compared to $88.3 million, or 10.3% of total revenue for the same period in 2006. The decrease in SG&A as a percentage of revenue is primarily due to $2.2 million in severance obligations that were recognized in the first nine months of 2006 related to the departure of former members of senior management.
     Bad Debt Expense. For the third quarter of 2007 bad debt expense was $0.8 million, or 0.3% of revenue, as compared to $2.8 million, or 1.0% of revenue, in the third quarter of 2006. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     For the nine months ended September 30, 2007, bad debt expense decreased 49.2% to $4.8 million compared to $9.5 million for the same period a year ago. Bad debt expense has decreased due to improved billing, cash collection and posting practices and the favorable settlement of previously reserved doubtful accounts.
     Amortization of Intangibles. For the third quarter of 2007 we recorded amortization of intangibles of $0.5 million compared to $1.6 million for the same period in 2006. The decrease in 2007 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.
     The amortization of intangibles for the nine months ended September 30, 2007 was $2.4 million compared to $4.9 million for the same period a year ago. The decrease in 2007 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.
     Net Interest Expense. Net interest expense was $0.7 million for the third quarter of 2007 compared to $0.9 million for the same period a year ago. Interest expense associated with our line of credit decreased during the third quarter of 2007 primarily due to lower average borrowing levels compared to last year. The decreased borrowing level was principally due to decreased working capital requirements as a result of our improved cash flows from operating activities.

     Net interest expense was $2.7 million for the nine months ended September 30, 2007 compared to $2.1 million for the nine months ended September 30, 2006. The increase in interest expense associated with our line of credit is a result of a delay in receipt of CAP claims payments in the first quarter of 2007.
     Provision for Income Taxes. Income tax expense of $0.8 million was recorded for the second quarter of 2007 on pre-tax net income of $2.4 million, including a reduction of income tax expense of approximately $0.2 million which was previously recorded as part of the adoption of FIN 48. This compares to a $1.5 million tax benefit on a pre-tax net loss of $4.9 million for the same period a year ago which was recorded prior to the establishment of a valuation allowance in the fourth quarter of 2006.
     Income tax expense of $2.3 million was recorded for the nine months ended September 30, 2007, on pre-tax income of $3.1 million. This compares to an income tax benefit of $5.7 million on pre-tax loss of $16.0 million for the nine months ended September 30, 2006 which was recorded prior to the establishment of a valuation allowance in the fourth quarter of 2006. The year to date tax provision includes the tax effect of the amortization of certain indefinite-lived assets.
     Net Income (Loss) and Income (Loss) Per Share. Net income for the third quarter of 2007 was $1.7 million, or $0.04 per share, compared to a net loss of $3.4 million, or $0.09 per share, for the same period last year. The increase in net income is due to items previously discussed in our Results of Operations.
     Net income for the nine months ended September 30, 2007 was $0.8 million, or $0.02 per share. This compares to net loss of $10.3 million, or $0.28 per share, for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     Cash provided by operating activities was $19.5 million for the first nine months of 2007, an improvement of $42.7 million over the $23.2 million used in operating activities during the first nine months of 2006. The cash provided by operating activities was largely due to the increase in net income, an increase in accounts payable coupled with decreases in accounts receivable and prepaid expenses partially offset by decreases in claims payable and amounts payable to Plan Sponsors.
     Net cash used in investing activities during the nine months ended September 30, 2007 was $3.0 million, primarily due to the purchases of property and equipment. This compares to net cash of $17.8 million used in investing activities in the same period in 2006, primarily for the purchase of property and equipment and the acquisition of Intravenous Therapy Services, Inc. (“Infusion West”).
     For the nine months ended September 30, 2007 net cash used in financing activities was $16.5 million compared to net cash provided by financing activities of $39.7 million for the same period in 2006, primarily due to repayments on the line of credit of $16.7 million during the first nine months of 2007 compared to borrowings on the line of credit of $38.2 million in the 2006 period.
     At September 30, 2007 there were $36.2 million of bank borrowings outstanding under our revolving credit facility (the “Facility”) with HFG Healthco-4 LLC, an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $45.6 million at September 30, 2006. Outstanding borrowings decreased primarily from improved cash flow from operations.
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
     The weighted average interest rate on the Facility was 7.4% during the third quarter of 2007 compared to 7.8% for the same period a year ago. At October 31, 2007 we had $49.8 million of credit available under the Facility. As a result of the improved financial conditions we expect a lower weighted average interest rate in the fourth quarter of 2007.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all covenants as of September 30, 2007.
     At September 30, 2007 we had working capital of $46.5 million compared to $37.0 million at December 31, 2006. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that cash expected to be generated from operating activities and the funds available under our current Facility will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured. Growth in National HIV/AIDS and Solid Organ Transplant programs may require an increase in our line of credit to fund additional working capital requirements.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At September 30, 2007 the Company had federal net operating loss carry forwards (“NOLs”) of approximately $22.9 million, of which $11.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. If the NOLs are not utilized in the year they are available they may be utilized in a future year to the extent they have not expired. The Company has state NOLs remaining of approximately $18.7 million, the majority of which will begin expiring in 2017 and later.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 30, 2007 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under the Facility as discussed in Item 2 of this report. Based upon our average daily borrowings, a 1.0% increase in interest rates would have increased our interest expense for the nine month period ended September 30, 2007 by 12.0%. Interest rate risk on our investments is immaterial due to our level of investment dollars. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At September 30, 2007, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others and line of credit approximate fair value due to their short-term nature.
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
     Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2007, management has identified no new material weaknesses other than that previously described in the Form 10-K. Although progress has been made to address the material weakness, management has concluded that the material weakness related to information technology disclosed in the Form 10-K continues to exist as of the quarter ended

September 30, 2007, and therefore, has also concluded that our disclosure controls and procedures were not effective as of September 30, 2007 for the same reason disclosed in the Form 10-K.
Internal Control Over Financial Reporting
     In light of the material weakness in internal control over financial reporting which continued to exist as of September 30, 2007, management performed additional analysis and procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.
     Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Form 10-K. No additional changes in our internal controls over financial reporting were identified during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in Form 10-K.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
(a)	Exhibits.

Exhibit 3.1	Third Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007, accession No. 0000950123-07-007569)

Exhibit 10.1	Form of Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc. and BioScrip Infusion Services, LLC, as Borrower, and HFG Healthco-4 LLC, as Lender

Exhibit 10.2	Form of Amended and Restated Pledge Agreement among BioScrip, Inc., Chronimed Inc., MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc. and BioScrip Infusion Services, LLC, and HFG Healthco-4 LLC

Exhibit 10.3	Form of Refinancing Arrangements Agreement made by MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc. and BioScrip Infusion Services, LLC, and consented to by BioScrip, Inc. and HFG Healthco-4 LLC

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: November 5, 2007	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer, Treasurer
and Principal Accounting Officer