Form 10-K
period 2007-12-31
BioScrip, Inc.
filed 2008-03-07
CIK 1014739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $106,291,944 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On February 29, 2008 there were outstanding 38,324,341 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2007;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding general economic and business conditions;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business; and

•	our ability to maintain contracts and relationships with our customers;

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

The forward-looking statements contained in this Annual Report reflect our views and assumptions only as of the date this Annual Report is signed. The reader should not place undue reliance on forward-looking statements. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 1.	Business

Overview

We are a specialty pharmaceutical healthcare organization that partners with patients, physicians, healthcare payors and pharmaceutical manufacturers to provide access to medications and management solutions to optimize outcomes for chronic and other complex healthcare conditions.

Our specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex management services for certain medications. These medications include orals, injectables and infusibles used to treat patients living with chronic health conditions and are provided in various capacities to patients, physicians, healthcare payors and pharmaceutical manufacturers. Our pharmacy benefit management (“PBM”) services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and Traditional Mail Services (collectively, “PBM Services”).

Specialty Services and PBM Services revenues are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, pharmaceutical manufacturers, patients and physicians as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively “Plan Sponsors”).

Our Specialty Services are marketed and/or sold primarily to healthcare payors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.

Our PBM Services are marketed to healthcare payors including employer groups and TPAs and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our national PBM retail network and our own mail service distribution facility. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Over the past several years our strategic growth has been focused on building our Specialty Services. Consequently, Specialty Services revenues have grown to more than 80% of our total revenue.

Specialty Services

Our Specialty Services business offers a comprehensive integrated healthcare service model providing: (i) local distribution through our community pharmacies, where we dispense medications to patients at the point of sale or through delivery; (ii) specialty mail distribution through contracts with health plans and manufacturers to dispense and ship medications directly to a patient or to the patient’s physician’s office for administration; and (iii) infusion services through our infusion pharmacies for patients requiring infused medications in the home or in a physician’s office or in one of our own ambulatory infusion sites. Our patients typically have prescription drug coverage through commercial insurance, Medicare, Medicaid or other governmental programs, and we are reimbursed on behalf of the healthcare payor by pharmacy benefit managers or the Plan Sponsor directly. Our Specialty Services programs are designed to optimize the therapeutic outcomes for patients while achieving Plan Sponsors’ and/or pharmaceutical manufacturer’s program goals. These goals include appropriate utilization of therapies, improved patient compliance and adherence rates, reduced expenditures through discounted drug rates and utilization reporting. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) access utilization data to manage better healthcare outcomes; and (ii) measure cost, utilization, prescribing and other pharmacy trends.

We own and operate 40 specialty pharmacies comprised of community pharmacies, located in major metropolitan areas across the United States; mail order pharmacies; and infusion pharmacies. While all of our locations are full-service pharmacies that carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we primarily focus on serving patient populations with chronic health conditions, including:

•	Cancer

•	Crohn’s Disease

•	Hemophilia

•	Hepatitis C

•	HIV/AIDS

•	Immune Deficiency

•	Iron Overload

•	Multiple Sclerosis

•	Organ Transplant

•	Psoriasis

•	Rheumatoid Arthritis

We are the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006. CAP is a voluntary program that offers physicians the option of obtaining many of their Medicare Part B drugs and biologicals from us by writing a prescription and transmitting it to us. That process eliminates the need for buying the medications and billing CMS for drug reimbursement, which, prior to the existence of CAP, was the principal process for physicians to obtain medication to treat Medicare beneficiaries with Part B drugs and biologicals. CAP benefits physicians by reducing or eliminating the financial risks associated with carrying high-cost drug inventories and reducing the administrative burdens of physicians. Our CAP contract runs on an exclusive basis through December 31, 2008, and is being competitively bid for the potential addition of new vendors by CMS beginning 2009 and beyond. We have submitted our bid to participate in CAP for periods after 2008. While we have no reason to believe that we will not be selected as a CAP provider, no assurances can be given at this time. However, management believes that our failure to be named as a CAP provider, whether or not on an exclusive basis after 2008, will not have a materially adverse affect on our business, operations or financial position or results of operations.

In July we announced that we were awarded an agreement with United Healthcare (the “UHC Agreement”) and (“UHC”), to serve as one of two national specialty pharmacy providers of HIV/AIDS and Solid Organ Transplant drugs and services to patients insured by United Healthcare and its participating affiliates. This agreement became effective on August 1, 2007, with the initial term of the agreement running through December 31, 2008. We have no reason to believe that the UHC Agreement with UHC will not continue beyond the end of 2008. At this time we have received no assurances it will. The failure of the UHC Agreement to continue beyond 2008 could have a material and adverse affect on our business, operations and financial position and results of operations in 2009.

Medication Dispensing and Distribution

We carry a full range of prescription medications and are able to dispense nearly all prescription medications for acute and chronic diseases and conditions. As a specialty pharmacy provider our mail and community pharmacy locations also carry hard to find and hard to handle medications that are typically more expensive than medications carried by “ordinary” or traditional pharmacies and as such, are generally not carried or stocked.

Special shipping and handling techniques in compliance with a manufacturer’s specific shipping and handling requirements are employed, including refrigeration and shipping with dry-ice packs. We provide the drug product along with supplies and equipment needed for administration. We bill these medications directly to the physician or bill the patient’s insurance plan, removing some of the administrative burden placed upon the physician’s office.

Our pharmacies also deliver medications to physicians’ offices for in-office administration. The majority of our business is patient-specific dispensing, whereby we receive a prescription for a medication and bill the appropriate party or parties for reimbursement of the drug, which may include healthcare payors, manufacturers and/or the patient. In some instances we deliver wholesale drugs directly to qualified healthcare professionals or institutions including physicians.

Billing and Coordination of Benefits

Our pharmacies offer comprehensive billing, patient reimbursement and coordination of benefits (“COB”) services under both the pharmacy and medical benefits. Our pharmacy locations are contracted with nearly all Federal and state governmental benefit programs including Medicare, Medicaid, and state benefit programs such as AIDS Drug Assistance Programs (“ADAPs”) and other Ryan White-funded programs. In addition, our pharmacies participate in most of the pharmacy benefit management networks; as well as with managed care organizations directly.

Our comprehensive COB services help patients with multiple sources of insurance and/or government assistance by handling complex insurance billing and reimbursement challenges which, if not performed properly, can lead to non-compliance with the prescribed drug therapy and prescription refills. Many of our patients take advantage of this service while they await reimbursement from secondary or other payors. Retail pharmacies do not typically provide COB services; we believe providing this service is a major differentiator from our competitors. We offer comprehensive assistance to patients to identify financial programs and obtain funding for patients who are unable to afford their out-of-pocket expenditures, including co-payments. We work with a variety of assistance organizations and pharmaceutical manufacturers to obtain this type of funding on the patients’ behalf. Co-payments and coinsurance payments are diligently pursued for collection unless approved financial hardship exemptions are in effect.

Specialty Therapy Management

We design and administer clinical programs to maximize the benefits of pharmaceutical utilization as a tool in achieving pharmaceutical therapy goals for certain targeted disease states. Our programs focus on preventing high-risk adverse events through the appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include healthcare provider training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of care process and quality, and providing feedback for continuous improvement in achieving therapy goals. The goal of these services is to improve patient outcomes and lower overall healthcare costs.

In 2007, bioscripcaretm patient care programs were designed to address the changing nature of pharmaceutical care. The complexity of therapy has increased greatly resulting in the need for improved patient therapy management. Interactions with nurses and physicians have been reduced primarily to scheduled follow-up appointments leaving days, weeks and potentially months for patients to navigate their therapy regimen on their own. The added complexity combined with reduced follow-up has created a void in the healthcare delivery process. Improvements in therapy have not necessarily resulted in the significant improvement of health outcomes. Compliance continues to be the most significant determinant in health outcomes.

In addition to therapy complexity and healthcare delivery, changes in the Specialty Pharmacy environment changes have impacted care delivery. The acquisition of Specialty Pharmacies by large PBMs has resulted in considerable inconsistency among the programs available today. Consequently, patient care and compliance has deteriorated resulting in unmet patient needs.

bioscripcaretm patient care programs address these unmet needs by providing the optimal structure of patient care through consistent assessment and intervention, ongoing education management and adherence and persistence management resulting in improved patient healthcare delivery. Also, as part of our normal business operations for refill management, we initiate monthly telephonic interactions with patients. During the course of these calls, important demographic, therapy and compliance data are gathered. Modifying the existing refill call process by including additional scripted survey questions specific to targeted disease states results in a significantly more robust data gathering process that lead to important health outcome measures.

Our programs are medically sound, incorporating Healthcare Effectiveness Data and Information Set and National Committee for Quality Assurance measures and are DMAA: The Care Continuum Alliance focused. Measurement, analysis, as well as improvement and repetition are key components of our regular program reviews. Our programs remain dynamic through our focus on continual improvement. Some of the components of the programs are described below:

•	Professional Intervention

Most of the diseases and conditions we support require complex, multi-drug regimens for treatment, many of which have potential adverse side effects and drug interactions. Our pharmacists review prescriptions presented for a patient against that patient’s medical history, his or her past and current medication usage, and clinical references known to us to insure the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem, they contact the prescriber or patient to discuss that patient’s case and alternative medications.

Our pharmacists and clinical staff stay informed about new medications and changing treatment protocols which are utilized in our target diseases and conditions. We regularly send information on new medications to local prescribers to alert them, and recommend those patients that may be candidates for a change in therapy. Because most healthcare providers have limited time to keep abreast of the rapid pace of change in medicine, we believe that they may benefit from these services.

•	Patient Education

Due to the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration, we make great efforts to help our patients and caregivers understand how their regimen may affect their health status and lifestyle. We routinely consult with each patient when they receive their first prescription from us. We consult on, among other things, what each medication is for, how it works, and what adverse side effects are most likely to occur, as well as potential interactions between or among multiple medications. Our goal is to fully inform each patient because failure to do so could result in missed doses, delayed starts, and loss of other healthcare treatment options in some cases. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into alternative schedules and travel plans.

Many of the specialty medications we dispense are given by injection. We teach patients how to prepare their medications for administration, how to inject themselves, and how to deal with any site reactions that may occur. We often have the patient administer their first dose in the pharmacy so they feel comfortable with taking the medication(s) when they get home. Our pharmacists are available by telephone in case a patient has questions and generally follow-up with the patient as needed.

Our pharmacies also provide patients and their family members, as well as physicians, with a broad range of written educational materials. We create some of those materials and receive others from pharmaceutical manufacturers and not-for-profit organizations. We promote local and national disease-related events, including cancer and other disease-related awareness programs such as World AIDS Day. Most of our locations offer patient support groups for people living with HIV/AIDS where they discuss new therapies, lifestyle tips and options to improve medication adherence.

•	Adherence and Persistence Management

“Adherence” is defined as taking medications on a timely basis, as and when prescribed — for example, twice daily. “Persistence” is defined as taking a regimen of medications for the length of time prescribed. People with the diseases and conditions we treat often struggle with both of these self-management issues, since their medications are often difficult to take and require months or years of use.

Since adherence and persistence are keys to achieving the optimal results for which a medication is prescribed, our pharmacists take a very active role in promoting and managing them. We stress the importance of adherence and persistence during our initial teaching sessions and with each medication refill. We provide refill reminders, either by phone call, e-mail or text message to alert people when a prescription refill is due or to take their daily Rx regimen. We routinely follow-up with people who do not show up for their refills and alert physicians and other healthcare providers when the patient cannot be located. We reinforce these activities with nurse-based adherence management and therapy optimization programs for select conditions that carry a higher risk of complications or treatment failures. We believe that these services and programs allow us to achieve adherence rates markedly above the industry’s averages.

PBM Services

We offer TPAs and other Plan Sponsors a broad range of PBM Services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:

Formulary and Benefit Design

We work closely with our Plan Sponsors to offer formularies and benefit plan designs to meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through three principal techniques: (i) tiered copay or percentage coinsurance designs, which provide lower copays for formulary preferred medications and higher copays for non-preferred medications, or charge a percentage of the prescription price to the member at different percentages based on the preferred or non-preferred status of a drug; (ii) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (iii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic class. Formulary rebates on brand name drugs are negotiated with drug manufacturers based on the drug’s preferred status and are typically shared with Plan Sponsors. We do not manage a rebate program on our own. Rather, our rebates are managed and administered by a third party vendor.

Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have no formulary or an “open” formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals, such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs. However, as a result of rising pharmacy program costs, both public and private health plans have become increasingly receptive to controlling pharmacy costs by creating formularies which steer members to the lowest cost drug available with appropriate efficacy within a given therapeutic class, other than in cases of medical necessity or other pre-established prior authorization guidelines. Once a Plan Sponsor decides to utilize a “restricted” or “closed” formulary, we actively involve our clinical staff with a Plan Sponsor’s Pharmacy and Therapeutics Committee (“P&T Committee”) to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor’s physicians, pharmacists and others, including independent healthcare professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor.

The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, or dispensed with higher co-payments, subject to certain limited exceptions, to a Plan Sponsor enrollee (“Member”). Benefit design and formulary parameters are managed through a point-of-sale (“POS”) electronic claims processing system through which real-time electronic edits control plan restrictions and real-time electronic messages are transmitted to pharmacists to ensure compliance with specified benefit design and formulary parameters before services are rendered and prescriptions are dispensed. Over utilization of medication is monitored and managed through quantity limitations based upon nationally recognized standards. Step protocols, which are procedures requiring that preferred therapies be tried and shown ineffective before more expensive therapies are covered, are also established in collaboration with the relevant P&T Committee to control improper utilization of certain high-risk or high-cost medications.

Clinical Services

Formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the preferred drug agent in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs, other than certain excluded products, when documented to be clinically appropriate for a particular Member. Since non-formulary drugs are rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular Plan Participant and period of treatment. Similarly, restrictions on the use of certain high-risk or high-cost non-preferred formulary or non-formulary drugs may be overridden through prior authorization or medical necessity procedures. Non-formulary overrides and prior authorizations are processed on the basis of documented, clinically supported medical information and typically are settled within 48 hours of request with complete information. Requests for, and appeals of denials of coverage in those cases are handled by our staff of trained pharmacists, pharmacy techs and board certified pharmacotherapy specialists, subject to the Plan Sponsor’s ultimate authority over all such requests, determinations and appeals. Further, in the case of a medical emergency, as determined by the dispensing network pharmacist, we will authorize, without prior approval, short-term supplies of all medication, unless specifically excluded by a Plan Sponsor.

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

Disease Management

We design and administer programs to maximize the benefits of pharmaceutical utilization as a tool in achieving therapy goals for certain targeted diseases. Programs focus on preventing high-risk events, through appropriate use of pharmaceuticals, while eliminating unnecessary or duplicate therapies. Key components of these programs include healthcare provider training, integration of care between medical and pharmacy disciplines, monitoring of patient compliance, and providing feedback for continuous improvement in achieving therapy goals. As described more fully above under “Specialty Services,” many of these same tools are used in delivering specialty pharmaceutical services and products.

Pharmacy Dispensing Facility

We believe that pharmacy benefit program costs may also be reduced through the distribution of pharmaceutical products directly to Plan Sponsors’ members by the use of mail service programs implemented at our own proprietary pharmacy dispensing facilities. We provide mail services from facilities in Columbus, OH, Roslyn Heights, NY, and San Francisco, CA. Mail service is typically provided to Members who receive maintenance medications. The use of mail service affords Plan Sponsors the ability to reduce cost as compared to the often more costly retail distribution of prescription products because of the lower reimbursement associated with mail service distribution.

Discount Prescription Card Programs

In addition to managed pharmacy benefit services described above, we administer numerous cash card or discount card programs on behalf of TPAs and to a lesser extent other Plan Sponsors. Those cards may be “stand-alone” pharmacy discount programs or bundled with other healthcare or other discount arrangements.

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

Sales and Marketing

Our sales and marketing efforts are focused on payors, manufacturers, patients and physicians, and are driven by dedicated units comprised of Managed Markets, Pharmaceutical Relations, and Physician Sales teams. Contracts with healthcare payors including managed care organizations, are an integral component for sales success. Additionally, contracting with pharmaceutical manufacturers for distribution and management services for newly approved and/or marketed specialty medications continue to contribute to our revenue. In 2007 we introduced bioscripcaretm and m.d.startm, two new specialty services to the market, both of which are designed to help clients manage drug expenditures and improve patient adherence to therapy. m.d.startm is a program that provides management of physician-administered injected and infused therapies purchased by physicians and billed to payors for reimbursement, generally through major medical benefits. Our m.d.startm program addresses market needs by allowing Plan Sponsors plans to manage drug costs covered under their major medical benefits without large scale system, process, network or benefit design changes. We believe that these and similar programs will contribute additional revenue growth in 2008 and beyond.

Information Technology

We have decided to invest in our Information Technology (“IT”) infrastructure in 2007, 2008 and 2009. We have selected a new pharmacy dispensing, clinical management and accounts receivable management system, and in 2007 began efforts to migrate our diverse systems into a consolidated architecture. Our IT investment in 2007 focused on standardization of architecture, improvement of processes, and pre-requisites for an enterprise system. We believe that the new system will yield additional efficiencies and increase controls when dispensing or transferring prescriptions and provide improved data reporting and management. This new system will enhance our opportunities to partner with pharmaceutical companies, physicians, and payors.

The PBM Services business utilizes a proprietary system that offers precise benefit implementation and execution. Member coverage verification, formulary compliance, claims approvals, member co-pay and pharmacy reimbursement are adjudicated in real-time through that proprietary system. The system’s flexibility allows for numerous plan design options.

Through 2008 and 2009, we intend to make substantial IT systems investments to: (i) streamline our business processes; (ii) improve our data reporting and management capabilities; and (iii) improve internal controls.

Loss of Major Customers

During 2005 excelleRx was acquired by Omnicare and subsequently, excelleRx transitioned its PBM business to Omnicare over the first three quarters of 2007. Revenue from excelleRx for the years ended December 31, 2007, 2006 and 2005 was $15.0 million, $29.7 million and $21.7 million, respectively.

On December 21, 2005, Centene Corporation announced the acquisition of its own pharmacy benefits management business and transitioned its business to its own PBM during calendar 2006. Revenue from Centene Corporation for the years ended December 31, 2006 and 2005 was $47.1 million and $133.1 million, respectively.

Mergers and Acquisitions

On March 1, 2006 we acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“Infusion West”), a specialty home infusion company located in Burbank, California. The addition of Infusion West enhanced our ability to service infusion patients on both the East and West coasts and compliments our strategic objective of expanding our infusion operations nationally. Infusion West was purchased for approximately $13.1 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks. The earn-out period has passed and all amounts were settled in 2007.

On October 7, 2005 we acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based retail specialty pharmacy located in Columbus, Ohio. Northland has a history of servicing individuals that may benefit from a number of specialty pharmacy therapies that we offer and is complementary to our community pharmacies. Northland was purchased for $12.0 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks. The contingent performance benchmarks were not met. (See Item 3 in Legal Proceedings).

On March 12, 2005 we acquired all of the issued and outstanding stock of Chronimed Inc.(“Chronimed”) in a stock-for-stock transaction valued at $105.3 million pursuant to which each share of Chronimed common stock was exchanged for 1.12 shares of our common stock.

Competition

We face substantial competition within the pharmaceutical healthcare services industry and the past year has seen even more consolidation among PBMs, specialty pharmacy providers and pharmaceutical wholesalers. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in the Specialty Services and PBM Services arenas, such as CVS Caremark, Express Scripts, Medco Health Solutions, MedImpact Healthcare Systems, National Medical Health Card Systems, and WellPoint Pharmacy Management, as well as many smaller organizations that typically operate on a local or regional basis. In the Specialty Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as CVS Caremark, Express Scripts and Medco Health Solutions.

Some of our Specialty Services competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as US BioServices, owned by AmeriSource Bergen Corporation, and McKesson Specialty Pharmacy, owned by McKesson HBOC Corporation, have a substantially larger market share in many of our specialty disease therapies than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However we do not believe that we compete strictly on the selling price of particular products in either business segment; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs through therapy management while receiving high quality care.

Financial Information about Segments

The following table presents revenue and income from operations by segment. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements. The 2006 information below includes Infusion West beginning March 1, 2006. The 2005 information below includes Chronimed beginning March 12, 2005 and Northland beginning October 7, 2005. (See Note 4 of Notes to Consolidated Financial Statements.)

Segment Financial Information
(in thousands)

	2007	2006	2005

Revenue:(1)
Specialty Services	$974,201	$866,622	$688,512
PBM Services	223,531	285,318	384,383

Total	$1,197,732	$1,151,940	$1,072,895

Income (loss) from operations:
Specialty Services(2)	$(2,397)	$(19,591)	$(16,942)
PBM Services(3)	11,248	3,350	(12,261)

Total	$8,851	$(16,241)	$(29,203)

(1)	Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

(2)	The year ended December 31, 2005 includes a $7.1 million charge to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the Chronimed merger integration period and $6.5 million of goodwill and intangible impairment and $4.6 million of merger expenses associated with the acquisition of Chronimed all in the Specialty Services segment. (see Note 4 of Notes to Consolidated Financial Statements).

(3)	The year ended December 31, 2005 includes $18.6 million of goodwill impairment in the PBM Services segment.

Government Regulation

As a participant in the healthcare industry our operations and relationships are subject to Federal and state laws and regulations and enforcement by Federal and state governmental agencies. Various Federal and state laws and regulations govern the purchase, dispensing or distribution, and management of prescription drugs and related services we provide and may affect us. We believe that we are in substantial compliance with all legal requirements material to our operations.

We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of law to the Office of Inspector General (“OIG”) within the U.S. Department of Health and Human Services.

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

However, various state Medicaid programs have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations. A number of state Medicaid programs prohibit the participation in those states by out-of-state retail or mail service pharmacies, whether in-state or out-of-state.

There are other statutes and regulations which may also affect our mail service operations. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

Licensure Laws.  Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, TPAs, discount cash card prescription drug programs and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded that such registration or licensure is required.

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

Network Access Legislation.  A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers from our PBM pharmacy network. Subject to various geographic, managed care or other exceptions, such legislation (“any willing provider” legislation) may require us or our clients to admit any retail pharmacy willing to meet the Plan’s price and other terms for network participation, or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise needs oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits us, by ensuring us access to all networks in those states. Additionally, as a specialty provider, these willing provider regulations enable us to participate in other PBM’s networks, restricting their ability to lock BioScrip pharmacies out of their networks.

Legislation Imposing Plan Design Mandates.  Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that Members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers (“freedom of choice” legislation), or provide that a Member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers (generally, HMOs and health insurers). If any such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. To the extent that such legislation is applicable and is not preempted by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (as to plans governed by ERISA), certain of our operations could be adversely affected.

The Federal government, as well as a number of states, have re-enacted legislation purporting to prohibit health plans from requiring or offering Members financial incentives for use of mail order pharmacies.

Anti-Kickback Laws.  Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), Federal law prohibits the payment or receipt of remuneration to induce, arrange for or recommend the purchase of healthcare items or services paid for in whole or in part by Medicare, Medicaid or certain other state healthcare programs (including Medicaid programs and Medicaid waiver programs) funded in whole or in part under the Social Security Act. Certain state laws may extend the prohibition to items or services that are paid for by private insurance and self-pay patients. Management carefully considers the importance of such “anti-kickback”

laws when structuring our operations, and believes that we are in compliance therewith. Violation of the Federal anti-kickback statute could subject us to criminal and/or civil penalties, including suspension or exclusion from Medicare and Medicaid programs or state-funded programs in the case of state enforcement.

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

On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) which is designed to provide voluntary, nonbinding guidance in devising effective compliance programs to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products in devising effective compliance programs. The Guidance provides the OIG’s view of the fundamental elements of pharmaceutical manufacturer’s compliance programs and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

The Stark Laws.  The Federal law known as “Stark II” became effective in 1995 and was a significant expansion of an earlier Federal physician self-referral law commonly known as “Stark I.” Stark II prohibits physicians from referring Medicare or Medicaid patients for “designated health services” to an entity with which the physician, or an immediate family member of the physician, has a financial relationship. Possible penalties for violation of the Stark laws include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. The Stark laws contain certain exceptions for physician financial arrangements.

Management carefully considers the importance of Stark II in structuring our sales and marketing arrangements and our operations and believes that we are in compliance therewith. Violation of the Stark II laws could subject us to civil and/or criminal penalties, including suspension or exclusion from Medicare and Medicaid programs or state-funded programs in the case of state enforcement.

On September 5, 2007, CMS concluded its rulemaking and interpretation of the Stark law by publishing “Phase III” regulations. Most of the new regulations became effective on December 4, 2007. Other than providing additional guidance for complying with the Stark law, these new regulations do not currently, and will not in the near future, impact our operations.

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

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, Federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the Office of the Inspector General in consultation with the U.S. Attorney General the state is entitled to an increase of ten percentage points in its share of any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all nine of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agencies. This legislation has lead to increased auditing activities by state healthcare regulators. As such, we have been the subject of increased audits. While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services. While we believe that we are in material and substantial compliance with the billing rules and requirements of Medicaid and Medicare, a material disagreement between us and these governmental agencies on the manner in which we provide products or services could have a material adverse effect on our business and operations, our financial position and our results of operations.

Reimbursement.  Approximately 24% of our revenues are derived directly from Medicare, Medicaid or other government-sponsored healthcare programs subject to the Federal anti-kickback laws and/or the Stark laws. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our reimbursements from government-sponsored healthcare programs could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

In 2006, First DataBank, a leading provider of electronic drug information to the healthcare industry, entered into a proposed settlement to address certain practices regarding the establishment of the benchmark Average Wholesale Price (“AWP”) for medications. While the court recently denied without prejudice final approval of the proposed settlement, if the proposed settlement, or one including similar provisions, is ultimately approved, it may have industry-wide impact on prescription pricing. We generally utilize Medi-Span for determining AWP; in 2007, Medi-Span entered into a proposed settlement agreement similar to that agreed to by First DataBank. We are paid by many Health Plans and PBMs as a mail order and specialty pharmacy using AWP as reported by First DataBank. Most of our provider and payor agreements contain provisions that allow us to manage the impact of this proposed settlement, if ratified as is or modified by the parties or the court. At this time we are unable to determine whether changes to AWP pricing methodology or the First DataBank and Medi-Span AWP settlements would have a material adverse effect on us or our business, operations, financial condition or prospects.

Confidentiality, Privacy and HIPAA.  Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual Members, including the disclosure of the confidential information to the Member’s health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes.

On April 14, 2003 the final regulations issued by United States Department of Health and Human Services (“HHS”), regarding the privacy of individually identifiable health information (the “Privacy Regulations”) pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) took effect. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). The Privacy Regulations apply directly to certain entities known as “covered entities,” which include Plan Sponsors and most healthcare providers. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their “business associates” to agree to certain restrictions regarding the use and disclosure of PHI. The Privacy Regulations apply to PHI maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose PHI. In addition, the Privacy Regulations also give patients significant rights to understand and control how their PHI is used and disclosed. Often, use and disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Certain of our businesses are covered entities directly subject to the Privacy Regulations, and other of our businesses are “business associates” of covered entities, such as Plan Sponsors.

Since October 16, 2003 we have been subject to compliance with the rules governing transaction standards and code sets issued by HHS pursuant to HIPAA (the “Transactions Standards”). The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common healthcare financing transactions, such as healthcare claims. Under the new Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transactions Standards apply to us in connection with submitting and processing healthcare claims. The Transactions Standards also applies to many of our payors and to our relationships with those payors.

In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the “Security Standards”). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of PHI.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure that our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting to Plan Sponsors and reduced the amount of information we can use or disclose if Members do not authorize such uses or disclosures.

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

While management believes that we are in substantial compliance with all of the existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, Federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and results of operations.

Employees

At February 22, 2008, we had 874 full-time, 30 part-time and 228 per diem employees, including 193 licensed pharmacists. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

The specialty pharmacy industry is highly competitive. Some of our competitors are under common control with, or ownership by, pharmaceutical wholesalers and distributors, pharmacy benefit managers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. Our competitive position could also be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

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

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and our PBM and Specialty pharmacy clients, generally use certain published benchmarks to establish pricing for prescription medications. These benchmarks include AWP, wholesale acquisition cost and average manufacturer price. Most of our contracts utilize the AWP benchmark.

In 2006, First DataBank, a leading provider of electronic drug information to the healthcare industry, entered into a proposed settlement to address certain practices regarding the establishment of the benchmark AWP for medications. While the court recently denied without prejudice final approval of the proposed settlement, if the proposed settlement, or one including similar provisions, is ultimately approved, it may have industry-wide impact on prescription pricing. We generally utilize Medi-Span for determining AWP; in 2007, Medi-Span entered into a proposed settlement agreement similar to that agreed to by First DataBank. We are paid by many Health Plans and PBMs as a mail order and specialty pharmacy using AWP as reported by First DataBank. Most of our provider and payor agreements contain provisions that allow us to manage the impact of this proposed settlement if ratified as is or modified by the parties or the court. At this time we are unable to determine whether changes to AWP pricing methodology or the First DataBank and Medi-Span AWP settlements would have a material adverse effect on us or our financial condition or prospects.

Most of our provider and payor agreements contain provisions that allow us to manage the impact of this proposed settlement, if ratified as is or modified by the parties or the court. However, we can give no assurance that the short or long-term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations and financial condition in future periods.

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

Our contracts with clients generally do not have terms longer than three years and, in some cases, may be terminated by the client on relatively short notice. Our clients generally seek bids from other PBM or specialty providers in advance of the expiration of their contracts. If several of these clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its contract with us could be reduced.

More than 58,000 retail pharmacies, which represent more than 98% of all United States retail pharmacies, participate in our PBM pharmacy network. The top ten retail pharmacy chains represent approximately 48% of the total number of stores and over 60% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service and community pharmacies. A list of the more material proceedings pending against us is included under Part I, Item 3, “Legal Proceedings.” While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies. We confirmed that BioScrip is not a target or a potential subject of those investigations and requests. We cannot predict with certainty what the outcome of any of the foregoing might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Certain of the costs are covered by our insurance, but certain other costs are not insured. Such costs have become material to our financial performances and we can give no assurance that such costs will not increase in the future.

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

In addition, under the Deficit Reduction Act of 2006, additional Federal government matching of state Medicaid funding was provided for states that commit resources to additional auditing of Medicaid and Medicare fraud. This initiative has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of increased audits by these state regulators. While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators disagree with the methodology employed by us in billing for our products and services. While we believe that we are in material and substantial compliance with the billing rules and requirements of Medicaid and Medicare, a material disagreement between us and these governmental agencies on the manner in which we provide products or services could have a material adverse effect on our business, operations, financial position and results of operations.

Loss of relationships with one or more pharmaceutical manufacturers and changes in payments made by pharmaceutical manufacturers could adversely affect our business and financial results.

We have contractual relationships with pharmaceutical manufacturers that provide discounts on drugs dispensed from our mail service and community pharmacies, and pay service fees for other programs and services that we provide. Our business and financial results could be adversely affected if: (i) we were to lose relationships with one or more key pharmaceutical manufacturers; (ii) discounts decline due to changes in utilization of specified pharmaceutical products by health Plan Sponsors and other clients; (iii) legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or (iv) pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.

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

Problems in the implementation and conversion of our new pharmacy system could result in additional expense.

The Company has committed significant resources in a new pharmacy dispensing, clinical management and accounts receivable management system designed to streamline our business processes, provide improved data reporting, data management, scalability and cash posting and billing and collections. Delays in the implementation of this system could result in higher operating costs, additional charges for system design changes or delays in the execution of our strategic plan due to our inability to scale our current operating systems.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our results of operations and financial condition.

The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory there can be no assurance that accounts receivable collectibility will remain at current levels.

Efforts to reduce healthcare costs and alter health care financing practices could adversely affect our business.

During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the Federal and state levels. Certain proposals have been made at the Federal and state government levels in an effort to control healthcare costs, including lowering reimbursement and/or proposing to lower reimbursement under Medicaid and Medicare programs. These proposals include “single payor” government funded healthcare and price controls on prescription drugs. If these or similar efforts are successful our business and operations could be materially adversely affected. In addition, changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. healthcare system. These proposals may increase government involvement in healthcare and regulation of PBM services, or otherwise change the way our clients do business. Health Plan Sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of cost control mechanisms and related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

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

The loss of a relationship with one or more Plan Sponsors could negatively impact our business.

Where we do not have preferred or exclusive arrangements with Plan Sponsors, our contracts for reimbursement with Plan Sponsors are often on a perpetual or “evergreen” basis. These evergreen contracts are subject to termination by a Plan Sponsor upon 30, 60 or 90 days notice. Depending on the significance of the Plan Sponsor or Plan Sponsors in the aggregate as a percentage of revenue, one or more terminations could have a material and adverse effect on our results of operations and financial performance. We are unaware of any intention by a Plan Sponsor to terminate or not renew an agreement with us.

Network lock-outs by health insurers could adversely affect our financial results.

Many Plan Sponsors and PBMs continue to create exclusive specialty networks which limit a member’s access to a mail service facility or network of preferred pharmacies. To the extent our pharmacies are excluded from these networks, we are unable to dispense medications to those members and bill for prescriptions to those members insurance carriers. If these specialty networks continue to expand and we are locked out from dispensing specialty medications to members of exclusive networks, our revenues, financial condition and results of operations could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Elmsford, New York, and our business offices are located in Eden Prairie, Minnesota. Our mail operations are located in Columbus, Ohio, San Francisco, California, and Roslyn Heights, New York. Our pharmacies are located in major metropolitan locations across the United States. We currently lease all of our properties from third parties under various lease terms expiring over periods extending to 2018. Property locations are as follows:

Corporate Offices	Community and Infusion Pharmacies(2)

Elmsford, NY	California	Minnesota
Eden Prairie, MN	Burbank (Infusion)	Minneapolis
	Palm Springs	Missouri
	San Diego	Kansas City
	San Francisco	St. Louis
Mail Operations	Sherman Oaks	Nevada
Columbus, OH(1)	West Hollywood	Las Vegas
San Francisco, CA(2)	District of Columbia	New Jersey
Roslyn Heights, NY(2)	Washington D. C.	Morris Plains (Infusion)
	Florida	New York
	Ft. Lauderdale	Hawthorne
	Miami Beach	Bronx
	Orlando	New York
	Pompano (Infusion)	Ohio
	St. Petersburg	Columbus
	Tampa	Pennsylvania
	West Palm Beach	Philadelphia
	Georgia	West Chester (Infusion)
	Atlanta	Tennessee
	Indiana	Memphis
	Indianapolis (two locations)	Texas
	Illinois	Dallas (two locations)
	Chicago	Houston
	Maryland	Washington
	Baltimore	Seattle
	Massachusetts	Wisconsin
	Boston	Milwaukee

(1)	Facility houses operations for both Specialty and PBM Services

(2)	Facility houses operations for Specialty Services.

Item 3.	Legal Proceedings

On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting our BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) subsidiary as the defendant, alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. The complaint seeks unspecified money damages and injunctive relief. PBM Services sought unsuccessfully to remove the action to Federal court. On February 5, 2007, the court denied PBM Services’ motion to dismiss the action for lack of jurisdiction and failure to state a claim, and on February 16, 2007, PBM Services answered the complaint denying the material allegations. The parties are now engaged in discovery into the question of class certification only. We intend to deny the allegations and intend to defend vigorously against the action. While we are confident in our position, we do not believe that an adverse ruling in this matter would have a material adverse effect on our business, operations, financial position or results of operations.

The U.S. Attorney’s Office in Boston and the Department of Justice informed us that our subsidiary, Chronimed Holdings, Inc. d/b/a StatScript Pharmacy (“StatScript), was named as a defendant in a qui tam law suit filed by a whistleblower against Serono, Inc., and several other defendants in the Federal district court for the District of Massachusetts alleging claims under the Federal False Claims Act. In May 2007, the complaint was served on us and other defendants by the relators because the Federal government and various state governments on behalf of which the relators alleged claims declined to intervene to prosecute the claims and the Federal government decided not to pursue earlier conversations it had initiated into possible settlement of the claims alleged in the relators’ complaint. The action is captioned United States ex rel. Driscoll, et al. v. Serono, Inc., et al., Civil Action No. 00-11680GAO (D. Mass.). The complaint alleges that we and other defendant pharmacy companies violated the Federal False Claims Act and various states’ false claims-like acts by receiving from Serono but not reporting in unspecified Medicare and Medicaid reimbursement claims alleged discounts on certain purchases of Serono’s product, Serostim. We and numerous other defendants moved to dismiss the complaint with prejudice for failure to state a claim, failure to plead with particularity, expiration of the statute of limitations, and other grounds. The court heard oral argument on the dismissal motions in January 2008 and a decision is expected soon. There have been no other proceedings in the action. We deny the allegations and intend to defend vigorously against them. Given the preliminary stage of these matters, we are unable to assess the probable outcomes of these proceedings or their financial impact.

In July 2007, a complaint was filed in Federal court in the Southern District of Ohio naming our subsidiary, Chronimed Holdings, Inc. as a defendant. The plaintiffs are several members of the DiCello family who sold all the stock of an Ohio pharmacy company known as Northland to us in 2005. The action is captioned JDP, Inc., et al. v. Chronimed Holdings, Inc., Civil Action No. 2:07:646 (Frost). The complaint alleges that the plaintiffs were entitled to receive an additional purchase price payment in 2007 under the stock purchase agreement based on Northland’s 2006 EBITDA, a position we dispute, and the complaint seeks damages of at least $5.64 million and other relief under several legal theories. We moved to stay the lawsuit and compel arbitration of the disagreement under the terms of the stock purchase agreement. The district court denied the motion to compel arbitration but granted a stay pending our appeal of the denial to the Sixth Circuit Court of Appeals, where briefing on the motion to compel arbitration has been completed. It is expected that the appellate court will schedule oral argument on the appeal shortly. There have been no other proceedings in the action. We deny the allegations and intend to defend vigorously against the matters. While we are confident in our position, an adverse ruling in this matter would not have a material adverse effect on our business, operations or financial position.

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

		High	Low

2006	First Quarter	$8.12	$6.05
	Second Quarter	$7.19	$4.27
	Third Quarter	$5.65	$2.74
	Fourth Quarter	$4.30	$2.39
2007	First Quarter	$3.85	$2.88
	Second Quarter	$4.96	$3.00
	Third Quarter	$6.84	$4.44
	Fourth Quarter	$9.82	$6.35

As of February 29, 2008, there were 255 stockholders of record in addition to approximately 7,200 stockholders whose shares were held in nominee name. On February 29, 2008 the closing sale price of our Common Stock on Nasdaq was $7.03.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Between February 1, 2007 and December 31, 2007, we issued a total of 263,993 shares of common stock without registration under the Securities Act of 1933, as amended (the “Act”). The shares were issued in reliance on NASDAQ Marketplace Rule Section 4350(i)(iv) as issuances to persons who had not previously been an employee or director of ours as an inducement material to such persons entering into employment with us. All of such issuances were approved by our compensation committee and were issued for no cash consideration.

The dates of sale and amount of common stock issued on each such date are as follows:

Date of Sale	Type	Number of Shares	Exercise Price

2/1/2007	Stock Award	40,000	—
2/5/2007	Stock Award	42,493	—
4/9/2007	Stock Award	7,500	—
4/10/2007	Stock Award	5,000	—
6/21/2007	Stock Award	50,000	—
8/1/2007	Stock Award	40,000	—
12/14/2007	Stock Award	29,000	—
12/14/2007	Stock Option	50,000	$8.81

The issuances and sales of the above securities were exempt from registration under the Securities Act in reliance on Section 4(2) of the Act because the issuance of the common stock to the recipients did not involve a public offering. Appropriate legends have been affixed to the common stock issued in those transactions. All recipients received adequate information about us or had access, through employment or other relationships, to such information.

The graph set forth below compares, for the five-year period of December 31, 2002 through December 31, 2007, the total cumulative return to holders of the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services index.

* * * * * * * *

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. The 2006 information below includes Infusion West beginning March, 2006. (See Note 4 of Notes to Consolidated Financial Statements.)

	December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
(in thousands)

Cash and cash equivalents	$—	$—	$1,521	$2,957	$9,428
Working capital	$49,213	$37,023	$67,488	$13,968	$20,283
Total assets	$296,822	$305,456	$298,629	$185,788	$170,294
Stockholders’ equity	$166,203	$161,833	$195,765	$115,683	$107,202

	Year Ended December 31,
Statement of Operations Data	2007	2006	2005	2004	2003
(in thousands, except per share amounts)

Revenue(1, 2)	$1,197,732	$1,151,940	$1,072,895	$629,890	$588,176
Merger related expenses(3)	$—	$58	$4,575	$—	$—
Goodwill and intangible impairment(4)	$—	$—	$25,165	$—	$—
Net income (loss) (5,6,7,8)	$3,317	$(38,289)	$(23,847)	$7,033	$9,130
Net income (loss) per basic share	$0.09	$(1.03)	$(0.70)	$0.32	$0.41
Net income (loss) per diluted share(9)	$0.09	$(1.03)	$(0.70)	$0.31	$0.40
Weighted average shares outstanding used in computing basic income (loss) per share	37,647	37,304	34,129	22,245	22,164
Weighted average shares outstanding used in computing diluted income (loss) per share	38,491	37,304	34,129	22,702	22,640

(1)	Revenue includes: excelleRx PBM Services revenue of $15.0 million, $29.7 million, $21.7 million, $14.3 million and $8.1 million for the years 2007, 2006, 2005, 2004, and 2003, respectively; Centene Corporation PBM Services revenue of $47.1 million, $133.1 million, $102.1 million, and $92.4 million for the years 2006, 2005, 2004, and 2003, respectively; TennCare® PBM Services revenue of $67.8 million for the year 2003; and Value Options revenue of $19.7 million and $20.8 million for the years 2004 and 2003, respectively. Revenue from TennCare ended in 2003. Revenue from Value Options ended in 2004. Revenue from Centene Corporation ended in 2006. Revenue from excelleRx ended in 2007.

(2)	Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on previously reported results of operations.

(3)	Reflects merger, integration and re-branding expenses related to the acquisition of Chronimed on March 12, 2005.

(4)	Includes a $4.0 million charge, net of tax, related to write-off of trade names due to our rebranding strategy in the Specialty Services segment, and an $18.2 million charge, net of tax, related to goodwill impairment in the PBM Services segment.

(5)	Net income in 2003 includes a $0.6 million charge, net of tax, related to a settlement with our founder, E. David Corvese, and a restructuring charge of $0.9 million, net of tax.

(6)	Net income in 2004 includes a $0.5 million charge, net of tax, related to a settlement with Value Options of Texas, Inc.

(7)	Net loss in 2005 includes a $4.3 million charge, net of tax, to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the merger integration period.

(8)	Net loss in 2006 includes a $25.7 million income tax charge for the establishment of a valuation allowance recorded against deferred tax assets.

(9)	The 2006 and 2005 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

* * * * * * * * *

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These factors include, among other things, risks associated with increased government regulation related to the healthcare and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, changes in reimbursement rates from government and private payors, the existence of complex laws and regulations relating to our business, increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This report contains information regarding important factors that could cause such differences.

Business Overview

Item 1.	Business

Overview

We are a specialty pharmaceutical healthcare organization that partners with patients, physicians, healthcare payors and pharmaceutical manufacturers to provide access to medications and management solutions to optimize outcomes for chronic and other complex healthcare conditions.

Our specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex management services for certain medications. These medications include orals, injectables and infusibles used to treat patients living with chronic health conditions and are provided in various capacities to patients, physicians, healthcare payors and pharmaceutical manufacturers. Our pharmacy benefit management (“PBM”) services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and Traditional Mail Services (collectively, “PBM Services”).

Specialty Services and PBM Services revenues are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, pharmaceutical manufacturers, patients and physicians as well as a variety of third party payors, including TPAs and Plan Sponsors.

Our Specialty Services are marketed and/or sold primarily to healthcare payors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.

We are the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006. CAP is a voluntary program that offers physicians the option of obtaining many of their Medicare Part B drugs from us by writing a prescription, thus eliminating the need for buying the medications and billing CMS for drug reimbursement, which, prior to the existence of CAP, was primarily the only way for physicians to treat Medicare beneficiaries with such drugs. CAP benefits to physicians include reduction or elimination of the financial risks associated with carrying high-cost drug inventories and reduction of the administrative burdens of physicians. Our CAP contract runs on an exclusive basis through December 31, 2008, and is being competitively bid for the potential addition of new vendors by CMS beginning 2009 and beyond. We have submitted our bid to participate in CAP for periods after 2008. While we have no reason to believe that we will not be selected as a CAP provider, no assurances can be given at this time. However, management believes that our failure to be named as a CAP provider, whether or not on an exclusive basis, will not have a materially adverse affect on our business, operations or financial position or results of operations.

In July we announced that we were awarded an agreement (the “UHC Agreement”) to serve as one of two national specialty pharmacy providers of HIV/AIDS and Solid Organ Transplant drugs and services to patients insured by United Healthcare and its participating affiliates. This agreement became effective on August 1, 2007, with the initial term of the agreement running through December 31, 2008. We have no reason to believe that the UHC Agreement will not continue beyond the end of 2008. However, at this time we have received no assurances that the Agreement will continue into 2009. The failure of the UHC Agreement to continue beyond 2008 could have a material and adverse affect on our business, operations and financial results of operations in 2009.

We plan to grow our infused product sales by marketing a broader product offering, including adding new therapies to our current focus on immunological blood products and expanding our geographic service area. We will work with physicians who utilize our services to support their in-office infusion activities and we expect to establish ambulatory infusion centers.

Our PBM Services are marketed to healthcare payors including employer groups and TPAs and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our national PBM retail network and our own mail service distribution facility. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Over the past several years our strategic growth has been focused on building our Specialty Services. Consequently, Specialty Services revenues have grown to more than 80% of our total revenue.

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

The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements, and in many cases the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. See our audited consolidated financial statements and notes thereto which appear in Item 8 — Financial Statements and Supplementary Data of this Annual Report, which contain accounting policies and other disclosures required by GAAP.

Revenue Recognition

We generate revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us. Revenue is generally derived under fee-for-service agreements; however, an immaterial amount of revenue is derived from capitated agreements where the fee is based on a per patient basis.

Fee-for-service agreements include:  (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue for Specialty Services is recognized either at the time the drug is shipped in the case of most Specialty agreements or at the time of infusion when nursing services are provided and billed by us. Customers receive medication from us by picking it up from a retail location or by mail or other means of shipping. In those cases where we ship the medication, revenue is recognized at the point of shipment. At that point, the earnings process is considered complete and we have substantially accomplished the terms of our transaction Revenue for PBM Services is recognized when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member. Fee-for-service agreements accounted for more than 95% of our revenue for each of the years ended December 31, 2007, 2006 and 2005.

Revenue generated under PBM agreements is classified as either gross or net by us based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and therefore are the “primary obligor” as defined by Emerging Issues Task Force Issue No. 99-19, we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, mail service and infusion). We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We periodically review the estimation process and make changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

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

Payables to Plan Sponsors

Payables to plan sponsors primarily represent payments made by Plan Sponsors in excess of the invoiced reimbursement. These amounts are refunded to Plan Sponsors in Specialty Services. In addition, these payables include the sharing of manufacturers’ rebates with the Plan Sponsors in the PBM Services segment.

Income Taxes

As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under Statement of Financial Accounting Standards (“SFAS”), SFAS 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from our deferred tax assets.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”), FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes the accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We file income tax returns, including returns for our subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which we operate. Our uncertain tax positions are related to tax years that remain subject to examination. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. See Note 12 — Income Taxes of the Notes to the Consolidated Financial Statements for discussion of the effects of our adoption of FIN 48.

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

The Company has two reporting units; Specialty Services and PBM Services. As a result of an evaluation of the PBM Services segment in a prior year, all goodwill associated with PBM Services had been written off. The goodwill associated with Specialty Services was evaluated and no impairment existed at December 31, 2007 or 2006.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. No impairment of long lived assets existed at December 31, 2007 or 2006.

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2007 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2007, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported consolidated financial position, results of operations or cash flows.

Results of Operations

The following unaudited condensed consolidated pro forma financial information for the year ended December 31, 2005 has been prepared as if the Chronimed acquisition had been consummated at January 1, 2005, utilizing the purchase method of accounting, with pro forma adjustments for amortization of intangibles associated with the acquisition. The number of basic and diluted shares has also been adjusted assuming we exchanged each outstanding share of Chronimed common stock for 1.12 shares of our common stock. We believe this information to be helpful in gaining an understanding of future financial and operating results and trends. In the following Management’s Discussion and Analysis we provide discussion of both the reported results as set forth in the Financial Statements and the pro forma results as presented in the following tables:

Pro Forma Consolidated Results
(in thousands, except per share and percentage data)
(unaudited)

	Year Ended December 31, 2005
		Chronimed	Pro Forma	Pro Forma
	BioScrip	Pre-Merger	Adjustments	Combined

Revenue
Specialty Services	$688,512	$114,079	$—	$802,591
PBM Services	384,383	—	—	384,383

Total revenue	1,072,895	114,079		1,186,974
Cost of revenue	956,519	101,155	—	1,057,674

Gross profit	116,376	12,924	—	129,300
% of Revenue	10.8%	11.3%		10.9%
Operating expenses
Selling, general and administrative expenses	96,630	10,498	—	107,128
Bad debt expense	12,814	840		13,654
Amortization of intangibles	6,395	—	958	7,353
Merger related expenses	4,575	2,037	—	6,612
Goodwill and intangible impairment	25,165	—	—	25,165

Total operating expenses	145,579	13,375	958	159,912
% of Revenue	13.6%	11.7%		13.5%
Loss from operations	(29,203)	(451)	(958)	(30,612)
Interest (expense) income, net	(392)	84	—	(308)

Loss before income taxes	(29,595)	(367)	(958)	(30,920)
Income tax benefit	(5,748)	(143)	(114)	(6,005)

Net loss	$(23,847)	$(224)	$(844)	$(24,915)

Basic weighted average shares	34,129			34,129
Diluted weighted average shares	34,129			34,129
Basic net loss per share	$(0.70)			$(0.73)
Diluted net loss per share	$(0.70)			$(0.73)

CONSOLIDATED RESULTS

Year ended December 31, 2007 vs. December 31, 2006

Revenue.  Total reported revenue for the year ended December 31, 2007 increased $45.8 million, or 4.0%, to $1,197.7 million from $1,151.9 million for the same period in 2006. The year-over-year increase was concentrated in the Specialty Services segment and is primarily attributable to sales of new drugs, strong growth in infused products, new business related to CAP and the acquisition of Infusion West in March 2006. The increase is partially offset by revenues associated with the loss of PBM contracts.

Specialty Services revenue for the year ended December 31, 2007 was $974.2 million compared to $866.6 million for the same period in 2006, a $107.6 million, or 12.4%, increase. This increase was due primarily to sales of new specialty drugs under exclusive or preferred distribution and managed care arrangements, strong growth in infusion products, new business related to CAP and the acquisition of Infusion West in March 2006.

PBM Services revenue for the year ended December 31, 2007 was $223.5 million compared to $285.3 million for the same period in 2006, a $61.8 million, or 21.7%, decrease. The decline in revenue is due primarily to the loss of revenues associated with certain PBM customers. The decline in PBM revenue is partially offset by increased volume in our traditional mail business.

Cost of Revenue and Gross Profit.  Reported cost of revenue for the year ended December 31, 2007 was $1,060.7 million compared to $1,033.9 million for the same period in 2006. This increase in cost of revenue was primarily the result of increased sales, offset by improved acquisition costs resulting from improved contracting. The total gross profit as a percentage of revenue for the year ended December 31, 2007 was 11.4%, compared to 10.2% for the same period in 2006. The Specialty Services segment gross profit rate increased primarily as a result of improved drug acquisition costs and favorable business mix. The PBM Services segment gross profit rate increased primarily due to a shift from lower margin customers to higher margin customers.

Selling, General and Administrative Expenses.  For the year ended December 31, 2007, selling, general and administrative expenses (“SG&A”) increased to $120.1 million, or 10.0% of total revenue, from $115.3 million, or 10.0% of total revenue, for the same period in 2006. The year-over-year increase in SG&A is primarily the result of compensation related expense.

Bad Debt Expense.  For the year ended December 31, 2007 we recorded bad debt expense of $5.1 million, a decrease of $7.3 million compared to $12.4 million in 2006. Bad debt expense has decreased due to improved billing, cash collection and posting practices and the favorable settlement of previously reserved doubtful accounts.

Amortization of Intangibles.  For the year ended December 31, 2007 we recorded amortization expense of intangibles of $2.9 million compared to amortization expense from intangibles of $6.5 million in 2006. In first quarter 2007 the amortization of the intangible assets associated with the Chronimed acquisition expired, resulting in a decrease in amortization expense.

Net Interest Expense.  Net interest expense was $3.3 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006. The increase in interest expense was the result of higher average borrowing levels primarily created by growth in the Specialty Services segment and a reduction in claims payable.

Provision for Income Taxes.  The reported provision for income taxes was $2.3 million for 2007 compared to $19.0 million for 2006. The decrease in the provision from 2006 to 2007 was due primarily to the establishment of a valuation allowance recorded against deferred tax assets of $25.7 million in 2006. At December 31, 2007, we had Federal net operating loss carryforwards of approximately $27.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.

Net Income and Earnings Per Share.  We reported net income of $3.3 million, or $0.09 per share, for the year ended December 31, 2007, compared to a net loss of $38.3 million, or $1.03 per share, for the same period a year ago. The number of weighted average basic and diluted shares at December 31, 2007 was 37,647,270 and 38,491,009, respectively, compared to 37,303,531 for both at December 31, 2006.

Year ended December 31, 2006 vs. December 31, 2005

Revenue.  Total reported revenue for the year ended December 31, 2006 increased $79.0 million, or 7.4%, to $1,151.9 million from $1,072.9 million for the same period in 2005. The 2005 results reflect the acquisition of Chronimed starting March 12, 2005. The year-over-year increase was concentrated in the Specialty Services segment and is primarily attributable to sales of new drugs, strong growth in infused products, new business related to CAP and the acquisitions of JPD, Inc d/b/a Northland Medical Pharmacy (“Northland”) in October 2005 and Infusion West in March 2006. The increase is partially offset by the loss of PBM contracts.

Revenue for the year ended December 31, 2006 was $1,151.9 million compared to $1,187.0 million on a pro forma basis for the year ended December 31, 2005, a $35.1 million, or 3.0%, decrease. The discussion below explains the primary reasons for revenue changes in each of our segments, Specialty Services and PBM Services.

Specialty Services revenue for the year ended December 31, 2006 was $866.6 million compared to $802.6 million on a pro forma basis for the same period in 2005, a $64.0 million, or 8.0% increase. This increase was due primarily to sales of new specialty drugs under exclusive or preferred distribution arrangements, strong growth in infusion products, new business related to CAP, and the acquisition of Northland in October 2005 and Infusion West in March 2006.

PBM Services revenue for the year ended December 31, 2006 was $285.3 million compared to $384.4 million on a pro forma basis for the same period in 2005, a $99.1 million, or 25.8% decrease. The decline in revenue is due primarily to the loss of our customer Centene Corporation, which acquired its own PBM business and transitioned its PBM business with us to its own PBM throughout 2006. The decline in PBM revenue is partially offset by increased volume in our traditional mail business.

Cost of Revenue and Gross Profit.  Reported cost of revenue for the year ended December 31, 2006 was $1,033.9 million compared to $956.5 million for the same period in 2005. The total gross profit rate as a percentage of revenue for the year ended December 31, 2006 was 10.2%, compared to 10.8% for the same period in 2005. The Specialty Services segment gross profit rate decreased primarily as a result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures. The PBM Services segment gross profit rate, which is lower than Specialty Services, increased in 2006 from 2005 due to improved generic utilization and favorable rate impact created from the loss of lower margin business in 2006, partially offset by a rate change by a large traditional mail services client.

Combined cost of revenue decreased $23.8 million, or 2.3%, to $1,033.9 million for the year ended December 31, 2006 from $1,057.7 million on a pro forma basis for the year ended December 31, 2005. Gross profit rate as a percentage of revenue decreased to 10.2% for the year ended December 31, 2006 compared to 10.9% on a pro forma basis for the same period in 2005. The Specialty Services gross profit decrease in 2006 was primarily the result of program changes associated with the implementation of Medicare Part D on January 1, 2006, and industry-wide reimbursement pressures. This was partially offset by an increase in PBM Services gross profit rate in 2006 due to improved generic utilization and favorable rate impact created from the loss of lower margin business in 2006 partially offset by a rate change by a large traditional mail client.

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

Selling, General and Administrative Expenses.  For the year ended December 31, 2006, SG&A increased to $115.3 million, or 10.0% of total revenue, from $96.6 million, or 9.0% of total revenue, for the same period in 2005. The 2005 results reflect the acquisition of Chronimed starting March 12, 2005. The year-over-year increase in SG&A is primarily the result of additional ongoing operating expenses associated with acquisitions made since September 30, 2005, stock option expense due to the adoption of SFAS 123(R) at January 1, 2006, operating expense increases related to CAP, and severance expense related to staffing reductions. These expense increases were partially offset by a reduction in spending.

SG&A for the year ended December 31, 2006 was $115.3 million, or 10.0% of total revenue, compared to $107.1 million, or 9.0% of total revenue, on a pro forma basis for the year ended December 31, 2005. The increase in SG&A primarily is the result of ongoing operating expenses associated with acquisitions made since September 30, 2005, stock option expense due to the adoption of SFAS 123(R) at January 1, 2006, operating expense increases related to CAP, severance expense related to the departure of former senior management and general staff reduction, and general operating expense increases.

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

Goodwill and Intangible Impairment.  There were no goodwill or intangible impairment write offs for the year ended December 31, 2006. The year ended December 31, 2005 included the write off of $5.8 million for the trade name intangible assets associated with Natural Living, Inc. and Vitality Home Infusion Services, Inc. The re-branding of all of our business lines to a single brand, BioScrip, prompted the write off of the existing trade name intangible assets. Also included in 2005 were goodwill and intangible impairment charges of $19.4 million, principally associated with the PBM Services segment. The PBM Services impairment is the result of the loss of the Centene contract and other related PBM Services contracts, and its negative impact on the long term financial outlook for the PBM Services business.

Net Interest Expense.  Net interest expense was $3.0 million for the year ended December 31, 2006 compared to $0.4 million for the year ended December 31, 2005. Interest expense associated with our line of credit was higher in 2006 as our average borrowing levels were higher. The increase is principally the result of additional borrowings used to fund the acquisition of Infusion West, operating losses, declining PBM revenue and increased working capital needs associated with the CAP program. Interest expense for the line of credit was partially offset by interest income received on short term investments and money market accounts.

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

Net Income and Earnings Per Share.  We reported a net loss of $38.3 million, or $1.03 per share, for the year ended December 31, 2006, compared to a net loss of $23.8 million, or $0.70 per share, for the same period in 2005. The increase in net loss is due primarily to a $25.7 million income tax charge to establish a valuation allowance against deferred tax assets. The number of weighted average basic and diluted shares at December 31, 2006 was 37,303,531 compared to 34,128,650 at December 31, 2005, due to the acquisition and the related issuance of stock.

Net loss for the year ended December 31, 2006 was $38.3 million, or $1.03 per diluted share, compared to pro forma net loss of $24.9 million, or $0.73 per diluted share, for the year ended December 31, 2005.

Liquidity and Capital Resources

We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.

For 2007, net cash provided by operating activities totaled $24.2 million, an improvement of $54.1 million over the $29.9 million used in operating activities for 2006. The cash provided in 2007 was primarily the result of net income of $3.3 million adjusted by non-cash depreciation and amortization of $7.0 million, an increase in accounts payable of $5.6 million and accrued expenses of $5.5 million, as well as a decrease in provision for losses on receivables of $5.1 million. These amounts were offset by a decrease in amounts due to Plan Sponsors of $5.7 million and claims payable of $4.4 million.

Net cash used in investing activities in 2007 was $5.5 million compared to net cash used in investing activities of $18.4 million in 2006. The change was driven primarily by the acquisition in 2006 of Infusion West.

Net cash used in financing activities in 2007 was $18.7 million compared to net cash provided by financing activities in 2006 of $46.8 million due to a reduction of the line of credit in 2007.

At December 31, 2007, we had working capital of $49.2 million compared to $37.0 million at December 31, 2006. The increase in working capital primarily is attributable to the reduction in outstanding borrowings and amounts due to Plan Sponsors partially offset by an increase in vendor payables.

At December 31, 2007 there were $33.8 million outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), a $19.1 million decrease from December 31, 2006. Our revolving credit facility provides for borrowing up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. The Facility term is through November 1, 2010. The Facility permits us to request an increase in the amount available for borrowing to up to $100 million, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.

The weighted average interest rate on the line of credit was 7.24% during 2007 compared to 7.61% for 2006. At February 29, 2008 we had $31.0 million of credit available under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios, as defined in the agreements governing the Facility. We were in compliance with all such covenants as of December 31, 2007.

On March 1, 2006, we acquired Infusion West for $13.1 million in cash. Direct expenses associated with the acquisition were less than $0.1 million. That acquisition was paid for with proceeds from the Facility. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We have made substantial information technology (“IT”) systems investments in 2007 and will continue to invest in 2008 to improve efficiencies, internal controls, and data reporting and management. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At December 31, 2007, we had Federal net operating loss carryforwards of approximately $27.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. We have post apportioned state net operating loss carryforwards remaining of approximately $15.4 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period
	(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Line of credit(1)	$33,778	$33,778	$—	$—	$—
Operating leases	14,615	4,555	6,771	2,204	1,085
Purchase commitment(2)	23,850	23,850	—	—	—

Total Contractual Cash Obligations	$72,243	$62,183	$6,771	$2,204	$1,085

(1)	Interest on the line of credit is payable monthly. For additional information regarding the line of credit see Note 9 — Line of Credit.

(2)	Commitment with a supplier to purchase established product quantities.

Other Matters

Controls and Procedures

As of the end of the period covered by this Annual Report, evaluations of disclosure controls and internal control over financial reporting were performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon these evaluations, management believes our controls were effective as of December 31, 2007. See Part II, Item 9A. “Controls and Procedures” for a full discussion of the Evaluation of Disclosure Controls and Procedures, Management Report on Internal Control over Financial Reporting and our Management Remediation Plan.

7A.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2007 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. A 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.4 million, pre-tax, based upon the average daily balance during 2007. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At December 31, 2007, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also as discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 6, 2008

BIOSCRIP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except for share amounts)

	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $12,083 and $13,774 at December 31, 2007 and 2006, respectively	128,969	135,139
Inventory	33,598	33,471
Prepaid expenses and other current assets	1,434	2,090

Total current assets	164,001	170,700
Property and equipment, net	11,742	10,409
Other assets	478	681
Goodwill	114,824	114,991
Intangible assets, net	5,777	8,675

Total assets	$296,822	$305,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$33,778	$52,895
Accounts payable	57,342	51,724
Claims payable	5,164	9,548
Amounts due to plan sponsors	4,568	10,280
Accrued expenses and other current liabilities	13,936	9,230

Total current liabilities	114,788	133,677
Deferred taxes	12,754	9,946
Income taxes payable	3,077	—

Total liabilities	130,619	143,623

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,331,346 and 40,680,233, respectively; shares outstanding: 38,250,633 and 37,488,257, respectively	4	4
Treasury stock, shares at cost: 2,436,642 and 2,247,150, respectively	(9,399)	(8,002)
Additional paid-in capital	244,186	239,315
Accumulated deficit	(68,588)	(69,484)

Total stockholders’ equity	166,203	161,833

Total liabilities and stockholders’ equity	$296,822	$305,456

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share amounts)

	2007	2006	2005

Revenue	$1,197,732	$1,151,940	$1,072,895
Cost of revenue	1,060,717	1,033,884	956,519

Gross profit	137,015	118,056	116,376
Selling, general and administrative expenses	120,147	115,258	96,630
Bad debt expense	5,119	12,443	12,814
Amortization of intangibles	2,898	6,538	6,395
Merger related expenses	—	58	4,575
Goodwill and intangible impairment	—	—	25,165

Income (loss) from operations	8,851	(16,241)	(29,203)
Interest expense, net	(3,270)	(3,018)	(392)

Income (loss) before provision for income taxes	5,581	(19,259)	(29,595)
Tax provision (benefit)	2,264	19,030	(5,748)

Net income (loss)	$3,317	$(38,289)	$(23,847)

Basic income (loss) per share	$0.09	$(1.03)	$(0.70)

Diluted income (loss) per share	$0.09	$(1.03)	$(0.70)

Weighted average shares used in computing basic income (loss) per share	37,647	37,304	34,129

Weighted average shares used in computing diluted income (loss) per share	38,491	37,304	34,129

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Stock	Capital	Deficit	Equity

Balance December 31, 2004	$2	$(8,002)	$131,031	$(7,348)	$115,683
Exercise of stock options and other related activities	—	—	1,892	—	1,892
Tax benefit recorded from option exercises	—	—	475	—	475
Shares issued in connection with Chronimed acquisition	2	—	101,560	—	101,562
Net loss	—	—	—	(23,847)	(23,847)

Balance December 31, 2005	4	(8,002)	234,958	(31,195)	195,765
Exercise of stock options and other related activities	—	—	1,356	—	1,356
Tax benefit recorded from option exercises	—	—	456	—	456
Compensation under employee stock compensation plans	—	—	2,545	—	2,545
Net loss	—	—	—	(38,289)	(38,289)

Balance December 31, 2006	4	(8,002)	239,315	(69,484)	161,833
Exercise of stock options	—	—	1,867	—	1,867
Surrender of stock to satisfy minimum tax withholding	—	(1,397)	—	—	(1,397)
Compensation under employee stock compensation plans	—	—	3,004	—	3,004
Cumulative effect of FIN 48 adoption	—	—	—	(2,421)	(2,421)
Net income	—	—	—	3,317	3,317

Balance December 31, 2007	$4	$(9,399)	$244,186	$(68,588)	$166,203

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,317	$(38,289)	$(23,847)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,192	4,316	3,520
Amortization	2,898	6,538	6,395
Goodwill and intangible impairment	—	—	25,165
Change in deferred income tax	2,808	20,297	(6,032)
Tax benefit from exercise of stock options	—	456	475
Excess tax benefits relating to employee stock compensation	—	(19)	—
Compensation under employee stock compensation plans	3,004	2,545	116
Provision for losses on receivables	5,119	12,443	12,814
Changes in assets and liabilities, net of acquired assets:
Receivables	1,050	(15,764)	(21,471)
Inventory	(127)	(7,109)	(3,556)
Prepaid expenses and other current assets	859	1,108	1,154
Loss on disposal of fixed assets	—	237	464
Accounts payable	5,618	9,056	11,073
Claims payable	(4,384)	(21,854)	2,743
Amounts due to plan sponsors	(5,712)	573	—
Accrued expenses and other current and non-current liabilities	5,545	(4,396)	(15,436)

Net cash provided by (used in) operating activities	24,187	(29,862)	(6,422)

Cash flows from investing activities:
Purchases of property and equipment	(5,526)	(5,436)	(5,129)
Acquisitions, net of cash acquired	—	(13,097)	6,918
Decrease in other assets	—	125	1,332

Net cash (used in) provided by investing activities	(5,526)	(18,408)	3,121

Cash flows from financing activities:
Repayments on line of credit	(1,219,876)	(985,916)	(744,295)
Borrowings on line of credit	1,200,760	1,031,383	744,419
Net proceeds from exercise of employee stock compensation plans	1,867	1,356	1,776
Excess tax benefits relating to employee stock compensation	—	19	—
Surrender of stock to satisfy minimum tax withholding	(1,397)	—	—
Principal payments on capital lease obligations	(15)	(93)	(35)

Net cash (used in) provided by financing activities	(18,661)	46,749	1,865

Net decrease in cash and cash equivalents	—	(1,521)	(1,436)
Cash and cash equivalents-beginning of period	—	1,521	2,957

Cash and cash equivalents-end of period	$—	$—	$1,521

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,471	$2,849	$613

Cash paid during the period for income taxes	$1,599	$2,484	$1,620

The accompanying notes are an integral part of these consolidated financial statements

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a specialty pharmaceutical healthcare organization that partners with patients, physicians, healthcare payors and pharmaceutical manufacturers to provide access to medications and management solutions to optimize outcomes for chronic and other complex healthcare conditions. The Company’s specialty pharmaceutical services (“Specialty Services”) include the comprehensive support, dispensing and distribution, patient care management, data reporting and a range of other complex management services for certain medications including orals, injectables and infusibles used to treat patients living with chronic health conditions and are provided in various capacities to patients, physicians, healthcare payors and pharmaceutical manufacturers. The Company’s pharmacy benefit management (“PBM”) services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM and Traditional Mail Services (collectively, “PBM Services”).

The Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Members afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include HIV/AIDS, Immune Deficiency, Cancer, Hemophilia, Multiple Sclerosis, Growth Hormone Deficiency, Gaucher’s Disease, Rheumatoid Arthritis, Infertility, Hepatitis C, Psoriasis, Crohn’s Disease and Transplants. The specialty drugs distributed through the BioScrip programs are dispensed and serviced from the Company’s 40 specialty pharmacy locations across the United States.

On March 12, 2005 the Company acquired all of the issued and outstanding stock of Chronimed Inc. (“Chronimed”) in a stock-for-stock transaction. The acquisition resulted in an organization that is able to offer broader disease coverage, focused therapy management, expanded national retail and mail distribution capabilities and a PBM platform.

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

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor (commercial health insurance, government, and physician), the patient’s ability to pay the amounts not reimbursed by the payor and the point of distribution (retail, national mail). The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and the historical experience of collections, adjusting for current economic conditions and, in certain cases, evaluating specific customer accounts for risk of loss. The Company periodically reviews the estimation process and makes changes to the estimates as necessary. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

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

Leasehold improvements and leased assets are amortized using a straight-line basis over the related lease term or estimated useful life of the assets, whichever is less. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations. Maintenance and repair costs are expenses as incurred.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment. Amortization of the capitalized amounts commences on the date placed into production and is calculated using the straight-line method over the estimated economic life of the software.

Claims Payable

Claims payable represent the dollar value of prescriptions processed or “adjudicated” in the Company’s PBM Services business that are to be reimbursed to participating network pharmacies as of the balance sheet date. The Company is responsible for all covered prescriptions provided to PBM plan enrollees (Members) processed through its network pharmacies during the contract period. Claims are adjudicated through its on-line adjudication system. These claims become a liability to the Company at the point of adjudication, which is when it has agreed that the prescription claim is valid, correctly priced and due to the network pharmacy for a participating PBM plan member.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent overpayments that will be paid back to Plan Sponsors in Specialty Services. In addition, these payables include the sharing of manufacturer’s rebates with the Plan Sponsors in the PBM Services segment.

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

Revenue Recognition

The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in its pharmacy network or a pharmacy owned by the Company. Revenue is generally derived under fee-for-service agreements; however, an immaterial amount of revenue is derived from capitated agreements where the fee is based on a per patient basis.

Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in its retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue for Specialty Services is recognized either at the time the drug is shipped in the case of most Specialty agreements or at the time of infusion when nursing services are provided and billed by the Company. Customers receive medication from the Company by picking it up from a retail location or by mail or other means of shipping. In those cases where the Company ships the medication, revenue is recognized at the point of shipment. At that point, the earnings process is considered complete and the Company has substantially accomplished the terms of the transaction Revenue for PBM Services is recognized when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member. Fee-for-service agreements accounted for more than 95% of the Company’s revenue for each of the years ended December 31, 2007, 2006 and 2005.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue generated under PBM agreements is classified as either gross or net by based on whether the Company acts as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and therefore are the “primary obligor” as defined by Emerging Issues Task Force Issue No. 99-19, the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company we merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, the Company does not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

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

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. During 2005, the Company implemented a rebranding of all our business lines to a single brand name, “BioScrip.” As a result of that strategy the value of the trade names associated with our Natural Living, Inc. and Vitality Home Infusion Services, Inc. subsidiaries has been eliminated, and those assets have been removed from the balance sheet, resulting in a $5.8 million charge in the second quarter of 2005.

In the fourth quarter of 2005, as part of the Company’s annual goodwill impairment testing, it determined that intangible assets associated with certain customer lists were no longer recoverable from future cash flows resulting in a $0.8 million intangible impairment charge in fourth quarter 2005. During 2007 and 2006, no impairment of intangibles occurred.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The measurement of possible impairment is based upon the comparison of the fair value of each reporting unit with the book value of its assets.

The Company has two reporting units; Specialty Services and PBM Services. The fair value of Specialty Services exceeded its carrying amount resulting in no impairment charges in fiscal years 2007, 2006 and 2005. In 2005, the fair value of PBM Services was less than its carrying amount, resulting in the write off of all goodwill associated with PBM Services, primarily as a result of contract terminations, including the termination of the Company’s contract with Centene Corporation, the Company’s largest PBM Services customer.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”), FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 establishes the accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company files income tax returns, including returns for its subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which it operates. The Company’s uncertain tax positions are related to tax years that remain subject to examination. Interest and penalties related to unrecognized tax benefits are recorded as income tax expense. (See Note 12 — Income Taxes of the Notes to the Consolidated Financial Statements for discussion of the effects of the Company’s adoption of FIN 48.)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents and its line of credit. The carrying amounts of cash, cash equivalents and the line of credit approximate fair value due to their fully liquid or short-term nature.

Accounting for Stock-Based Compensation

At December 31, 2007, the Company has a number of stock-based employee compensation plans (the “Plans”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

Prior to January 1, 2006, those plans were accounted for under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), issued by the FASB. Under APB 25, only the intrinsic value of stock options was recognized in the Statement of Operations for periods prior to January 1, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

See Note 13 for additional information regarding stock-based compensation.

Income (Loss) per Share

Basic income (loss) per common share is based on the weighted average number of shares outstanding. Diluted income per share is based on the weighted average number of shares outstanding, including common stock equivalents, and diluted (loss) per share is based on the weighted average number of shares outstanding because the impact of common stock equivalents would be anti-dilutive (in thousands except per share data):

	2007	2006	2005

Numerator:
Net income (loss)	$3,317	$(38,289)	$(23,847)

Denominator — Basic:
Weighted average number of common shares outstanding	37,647	37,304	34,129

Basic income (loss) per common share	$0.09	$(1.03)	$(0.70)

Denominator — Diluted:
Weighted average number of common shares outstanding	37,647	37,304	34,129
Common share equivalents of outstanding stock options and restricted stock	844	—	—

Total diluted shares outstanding	38,491	37,304	34,129

Diluted income (loss) per common share	$0.09	$(1.03)	$(0.70)

Employee stock options and restricted stock awards of 3,259,893, 4,758,681 and 3,879,127 for 2007, 2006 and 2005, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the impact, if any, that adopting SFAS 159 will have on its results of operations and its financial condition.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact, if any, that adopting SFAS 157 will have on its results of operations and its financial condition.

In December, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141(R) establishes principles and requirements for how the acquirer: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

NOTE 3 —	OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), and based on the nature of the Company’s services, the Company aggregates its operating segments into two reportable segments: Specialty Services and PBM Services. SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on income from operations.

The Specialty Services segment aggregates the Company’s specialty pharmacy distribution and therapy management services. Specialty Services distribution occurs locally through community pharmacies, centrally through mail order facilities, and through our infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including out ambulatory infusion sites. All Specialty Services target certain specialty medications that are used to treat patients living with chronic health conditions and are opportunities to provide therapy management and coordination of benefit services.

The PBM Services segment aggregates the Company’s integrated pharmacy benefit management and traditional mail services. These Services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for Plan Members who receive traditional maintenance medications.

The accounting policies applied to the business segments are the same as those described in the Summary of Significant Accounting Policies. The 2005 information below includes Chronimed beginning March, 2005 and Northland beginning October, 2005. The 2006 information below includes Intravenous Therapy Services, Inc. beginning March 1, 2006. Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications are deemed immaterial to segment data presented below. There is no effect on previously reported Income (loss) from operations.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Revenue:
Specialty Services	$974,201	$866,622	$688,512
PBM Services	223,531	285,318	384,383

Total	$1,197,732	$1,151,940	$1,072,895

Income (loss) from operations:
Specialty Services	$(2,397)	$(19,533)	$(5,831)
PBM Services	11,248	3,350	6,368

	8,851	(16,183)	537
Merger and integration	—	58	4,575
Goodwill and intangible impairment	—	—	25,165

Income (loss) from operations	8,851	(16,241)	(29,203)
Interest expense, net	(3,270)	(3,018)	(392)
Income tax expense (benefit)	2,264	19,030	(5,748)

Net (loss) income:	$3,317	$(38,289)	$(23,847)

Depreciation Expense:
Specialty Services	$3,691	$3,591	$2,411
PBM Services	501	725	1,109

Total	$4,192	$4,316	$3,520

Total assets:
Specialty Services	$232,989	$241,973	$217,012
PBM Services	63,833	63,483	81,617

Total	$296,822	$305,456	$298,629

Capital expenditures:
Specialty Services	$4,846	$4,063	$4,866
PBM Services	680	1,373	263

Total	$5,526	$5,436	$5,129

The following table outlines by segment contracts with a Plan Sponsor having revenues that exceeded 10% of the Company’s total revenues (in thousands):

	For the Year Ended
	December 31,
	2007	2006

PBM Services Revenue	$116,557	$120,771
Specialty Services Revenue	31,061	25,688

Total Services Revenue from Plan Sponsor	$147,618	$146,459

% of Total Revenue	12%	13%

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	ACQUISITIONS

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

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Customer lists acquired from Chronimed were being amortized over twenty-four months. In conjunction with the rebranding of all business lines to a single brand, the tradenames acquired from Chronimed were fully amortized as of December 31, 2005.

The following table sets forth the estimated fair value of the tangible assets and liabilities acquired with the purchase of Chronimed:

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

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pro Forma Statements of Operations
(unaudited)

Twelve Months Ended
December 31, 2005

Revenue	$1,186,974
Net (loss) income	$(24,915)
Basic income (loss) per common share	$(0.73)
Diluted income (loss) per common share	$(0.73)

Northland Medical Pharmacy Acquisition

On October 7, 2005 the Company acquired all of the issued and outstanding stock of JPD, Inc. d/b/a Northland Medical Pharmacy (“Northland”), a community-based specialty pharmacy located in Columbus, Ohio for $12.0 million in cash. Northland complements the Company’s expanding community pharmacy model.

Intravenous Therapy Service Acquisition

On March 1, 2006 the Company acquired all of the issued and outstanding stock of Intravenous Therapy Services, Inc. (“Infusion West”), a specialty home infusion company located in Burbank, California for approximately $13.1 million in cash, plus a potential earn-out payment contingent on achieving certain future performance benchmarks. The addition of Infusion West enhances the Company’s ability to service infusion patients on both the East and West coasts and complements its strategic objective of expanding its infusion operations nationally.

The operating results of each of these acquisitions are included in the Company’s consolidated statement of operations from the date of each acquisition. Pro forma results of operations for the Northland and Infusion West acquisitions have not been presented since the effects of these business acquisitions were not material to the Company’s financial performance either individually or in the aggregate.

NOTE 5 —	RESTRUCTURING

The acquisition of Chronimed resulted in the consolidation of certain finance and information technology functions. The Company’s two Rhode Island offices, which included finance and IT functions, were closed as a result of these consolidations. These functions were fully transitioned to the Company’s Minnesota offices as of December 31, 2005.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the consolidation of the finance and IT departments as described above, throughout the second half of 2005, the Company terminated 67 employees. All of these terminations were the result of the purchase of Chronimed and were expensed in the Specialty Services segment. Severance costs in connection with this restructuring were recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, with the expense being allocated over the estimated retention period of employees. Severance costs of $2.0 million were recorded in SG&A expenses for employee separation costs in 2005, in connection with the termination of these employees. In September and December of 2005 the two Rhode Island offices were closed, resulting in $0.4 million of expense recorded in SG&A. All of these costs were recorded in the Specialty Services segment. All restructuring costs were paid out as of December 31, 2006.

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

The following table provides a reconciliation of goodwill (in thousands):

Total

Balance as of December 31, 2005	$104,268
Goodwill acquired	10,654
Goodwill adjustments	69

Balance as of December 31, 2006	114,991
Goodwill acquired	—
Goodwill adjustments	(167)

Balance as of December 31, 2007	$114,824

Currently all goodwill is in the Specialty Services segment. Portions of goodwill are expected to be deductible for income tax purposes.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2007 (in thousands):

	Weighted	As of December 31, 2007		As of December 31, 2006
	Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(in months)	Amount	Amortization	Amount	Amortization

Non-compete agreements(1)	15.3	$3,900	$(2,736)	$3,900	$(1,931)
Customer lists(2)	88.6	11,000	(6,387)	20,200	(13,494)

Total		$14,900	$(9,123)	$24,100	$(15,425)

(1)	A non-compete agreement valued at $0.5 million was added for the Infusion West acquisition in 2006. The Roslyn non-compete agreement of $0.7 million was fully amortized in 2006.

(2)	Customer lists acquired from Chronimed were fully amortized in 2007.

The amortization expense for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $6.5 million and $6.4 million, respectively. The estimated amortization expense for the next five years is as follows (in thousands):

For the year ending December 31,
2008	$1,935
2009	$1,372
2010	$1,230
2011	$1,146
2012	$94

The Company’s net intangible assets as of December 31, 2007 are composed of customer relationships and non compete agreements associated with the acquired businesses. The adjusted expected amortizable life of these assets ranges from two to ten years.

NOTE 7 —	RELATED PARTY TRANSACTIONS

One of the Company’s former board members, who resigned in February 2006, was a partner of the Company’s primary outside legal services firm. Fees were paid to that legal firm of $1.6 million, $1.7 million, and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 8 —	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31 (in thousands):

	2007	2006

Computer and office equipment, including equipment acquired under capital leases	$11,679	$10,375
Work in Progress	2,985	265
Furniture and fixtures	2,816	2,763
Leasehold improvements	7,525	6,571

	25,005	19,974
Less: Accumulated depreciation	(13,263)	(9,565)

Property and equipment, net	$11,742	$10,409

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4.2 million, $4.3 million and $3.5 million, respectively.

NOTE 9 —	LINE OF CREDIT

The Company’s revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc., provides for borrowing up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin. The Facility term is through November 1, 2010. The Facility permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. There was $33.8 million and $52.9 million outstanding under our revolving credit facility as of December 31, 2007 and 2006, respectively. The weighted average interest rate on the Facility during 2007 was 7.24%.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios, as defined in the agreements governing the Facility. The Company was in compliance with all covenants as of December 31, 2007.

NOTE 10 —	TREASURY STOCK

On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10.0 million of its Common Stock in open market or private transactions. No stock was repurchased during 2007, 2006 or 2005, however, during 2007 189,492 shares were returned in payment of tax withholding obligations on the vesting of restricted stock awards. As of December 31, 2007, approximately $4.9 million of the $10.0 million authorized remains available for additional share repurchases. The Company holds a total of 2,436,642 shares of treasury stock acquired under current and prior repurchase programs.

NOTE 11 —	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting the Company’s, BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) subsidiary as the defendant, alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. The complaint seeks unspecified money damages and injunctive relief. PBM Services sought unsuccessfully to remove the action to Federal court. On February 5, 2007, the court denied PBM Services’ motion to dismiss the action for lack of jurisdiction and failure to state a claim, and on February 16, 2007, PBM Services answered the complaint denying the material allegations. The parties are now engaged in discovery into the question of class certification only. BioScrip intends to deny the allegations and intends to defend vigorously against the action. While the Company is confident in its position, it does not believe that an adverse ruling in this matter would have a material adverse effect on its business, operations, financial position or results of operations.

The U.S. Attorney’s Office in Boston and the Department of Justice informed the Company that its Chronimed Holdings, Inc. d/b/a StatScript Pharmacy (“StatScript”) subsidiary, was named as a defendant in a qui tam law suit filed by a whistleblower against Serono, Inc., and several other defendants in the Federal district court for the District of Massachusetts alleging claims under the Federal False Claims Act. In May 2007, the complaint was

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

served on the Company and other defendants by the relators because the Federal government and various state governments on behalf of which the relators alleged claims declined to intervene to prosecute the claims and the Federal government decided not to pursue earlier conversations it had initiated into possible settlement of the claims alleged in the relators’ complaint. The action is captioned United States ex rel. Driscoll, et al. v. Serono, Inc., et al., Civil Action No. 00-11680GAO (D. Mass.). The complaint alleges that the Company and other defendant pharmacy companies violated the Federal False Claims Act and various states’ false claims-like acts by receiving from Serono but not reporting in unspecified Medicare and Medicaid reimbursement claims alleged discounts on certain purchases of Serono’s product, Serostim. The Company and numerous other defendants moved to dismiss the complaint with prejudice for failure to state a claim, failure to plead with particularity, expiration of the statute of limitations, and other grounds. The court heard oral argument on the dismissal motions in January 2008 and a decision is expected soon. There have been no other proceedings in the action. The Company denies the allegations and intends to defend vigorously against them. Given the preliminary stage of these matters, the Company is unable to assess the probable outcomes of these proceedings or their financial impact.

In July 2007, a complaint was filed in Federal court in the Southern District of Ohio naming the Company’s subsidiary, Chronimed Holdings, Inc. as a defendant. The plaintiffs are several members of the DiCello family who sold all the stock of an Ohio pharmacy company known as Northland to BioScrip in 2005. The action is captioned JDP, Inc., et al. v. Chronimed Holdings, Inc., Civil Action No. 2:07:646 (Frost). The complaint alleges that the plaintiffs were entitled to receive an additional purchase price payment in 2007 under the stock purchase agreement based on Northland’s 2006 EBITDA, a position the Company disputes, and the complaint seeks damages of at least $5.64 million and other relief under several legal theories. The Company moved to stay the lawsuit and compel arbitration of the disagreement under the terms of the stock purchase agreement. The district court denied the motion to compel arbitration but granted a stay pending the Company’s appeal of the denial to the Sixth Circuit Court of Appeals, where briefing on the motion to compel arbitration has been completed. It is expected that the appellate court will schedule oral argument on the appeal shortly. There have been no other proceedings in the action. The Company denies the allegations and intends to defend vigorously against the matters. While the Company is confident in its position, an adverse ruling in this matter would not have a material adverse effect on its business, operations or financial position.

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

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases its facilities and certain equipment under various operating leases with third parties. Facility lease terms are generally five years, the majority containing options to extend for periods ranging from one to five years. Approximately 80% of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule. New or renegotiated leases may contain periods of free rent, or rent holidays, ranging from one to six months. Equipment leases are generally for periods of three to five years.

The future minimum lease payments under operating leases at December 31 are as follows (in thousands):

2008	$4,555
2009	3,965
2010	2,806
2011	1,382
2012	822
Thereafter	1,085

Total	$14,615

Rent expense for leased facilities and equipment was approximately $4.4 million, $3.9 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12 —	INCOME TAXES

The Company’s Federal and state income tax provision (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current
Federal	$(501)	$(2,408)	$341
State	(43)	978	(57)

Total Current	(544)	(1,430)	284

Deferred
Federal	2,448	17,832	(4,862)
State	360	2,628	(1,170)

Total Deferred	2,808	20,460	(6,032)

Total Provision for (Benefit from) Income Taxes	$2,264	$19,030	$(5,748)

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	For the Years Ended
	December 31,
	2007	2006

Deferred tax assets:
Reserves not currently deductible	$7,305	$8,560
Net operating loss carryforwards	8,287	8,452
Intangibles	3,788	3,298
Accrued expenses	1,804	1,968
Stock based compensation (123R)	1,718	1,025
Property basis differences	1,336	707
Other	2,088	1,354

Subtotal deferred tax assets	26,326	25,364
Deferred tax liabilities:
Goodwill	(12,486)	(9,646)
Less: valuation allowance	(26,594)	(25,664)

Net deferred tax (liability) asset	$(12,754)	$(9,946)

During the fourth quarter of 2006, the Company concluded that it was more likely than not that its deferred tax assets would not be realized. Accordingly, a valuation allowance of $25.7 million was recorded against all of the Company’s deferred tax assets at December 31, 2006. The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company has concluded that the valuation allowance, in the amount of $26.6 million, is still required. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2007, the Company had Federal net operating loss (“NOL”) carryforwards of approximately $27.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. The Company has post apportioned state NOL carryforwards remaining of approximately $15.4 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2007	2006	2005

Tax (benefit) provision at statutory rate	$1,897	$(6,548)	$(10,062)
State tax (benefit) provision, net of Federal taxes	366	208	(576)
Non-deductible goodwill	—	—	5,926
Merger related expenses	—	—	223
Change in tax contingencies	(1,165)	128	(744)
Rate change on deferred items	—	—	(463)
Valuation allowance changes affecting income tax expense	930	25,664	48
Other	236	(422)	(100)

Provision for income taxes	$2,264	$19,030	$(5,748)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) effective January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $2.4 million increase in the liability for unrecognized tax benefits, which was recorded as an adjustment to the opening balance of accumulated deficit on January 1, 2007. At the adoption date of January 1, 2007, the Company had

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $4.8 million of unrecognized income tax benefits, including interest of approximately $0.7 million. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$4,137
Gross increases for tax positions of prior years	284
Gross decreases for tax positions of prior years	(380)
Gross increases for tax positions taken in current year	6
Settlements with taxing authorities	(114)
Lapse of statute of limitations	(993)

Unrecognized tax benefits balance at December 31, 2007	$2,940

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $2.7 million as of December 31, 2007.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of income. As of January 1, 2007 and December 31, 2007, the Company had approximately $0.7 million and $0.5 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of December 31, 2007, U.S. tax returns for 2003, 2005, 2006 and 2007 remain subject to examination by Federal tax authorities. Tax returns for the years 2002 through 2007 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

During January 2008, the Company settled certain controversies with taxing authorities. The settlement called for payment of $63,000 of tax and interest. The remaining amount of $0.3 million of unrecognized tax benefits and interest for this tax position will be reversed during first quarter 2008 through goodwill and is recorded as part of accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheet.

NOTE 13 —	STOCK-BASED COMPENSATION

The Company has a number of stock-based employee compensation plans (the “Plans”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company. In 2001, the stockholders approved the Company’s 2001 Incentive Stock Plan (the “2001 Plan”). Under the 2001 Plan 5,750,000 shares are authorized for issuance. As of December 31, 2007, there were 186,496 shares available for grant under the Plans.

The provisions of the Plans allow plan participants to use shares to cover tax withholding on stock options. Upon exercise of the stock options, participants have taxable income subject to statutory withholding requirements. The number of shares issued to participants may be reduced by the number of shares having a market value equal to the minimum statutory withholding requirements for Federal, state and local tax purposes.

Stock Options

On March 12, 2005 the Company assumed all the option plans from Chronimed as part of the acquisition. Previously granted Chronimed options assumed by the Company in 2005 totaled 2,612,146. Vesting on the Chronimed options was accelerated to be fully vested at the date of acquisition.

Options granted under the Plans typically vest over a three-year period and, in certain limited instances, fully vest upon a change in control of the Company. In addition, such options are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of ISOs granted under

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Plans will not be less than 100% of the fair market value of the common stock on the date of grant (110% for ISOs granted to more than a 10% stockholder).

The 1996 Directors Stock Incentive Plan, (the “Directors Plan”), which expired in 2006, was adopted to attract and retain qualified individuals to serve as non-employee directors of the Company (“Outside Directors”), to provide incentives and rewards to such directors and to align more closely the interests of such directors with those of the Company’s stockholders. Under the Directors Plan there were 500,000 shares authorized for issuance. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. Options granted under the Directors Plan vest over three years. As of December 31, 2007, options to purchase 325,000 shares are outstanding at an average exercise price of $6.17. The number of shares exercisable was 270,007.

For the years 2007 and 2006, the fair value of each option award on the date of the grant was calculated by using a Binomial option-pricing model and is amortized to expense on a straight line basis over the requisite service period. For 2005, a Black-Scholes option-pricing model was used to calculate the fair value of each option award on the date of the grant. The pricing models use the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate option exercise and employee termination assumptions under the valuation models. The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

	2007	2006	2005

Expected volatility	54.4%	53.7%	69.5%
Risk-free interest rate	4.70%	4.56%	4.98%
Expected life of options	5.2 years	5.5 years	4.5 years
Dividend rate	—	—	—
Fair value of options	$2.29	$1.67	$3.74

Compensation cost charged against income was $1.9 million for the year ended December 31, 2007, and $2.2 million for the year ended December 31, 2006. In accordance with SFAS 123(R) the Company did not record a tax benefit relating to the exercise of stock options for the years ending December 31, 2007 and 2006, due to the Company’s net operating losses.

The following table illustrates the effect on net income and earnings per share for 2005 had the Company applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans in all periods presented prior to adopting SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and is amortized to expense on a straight-line basis over the options’ vesting periods (in thousands, except per share amounts).

2005

Net (loss) income, as reported	$(23,847)
Add: Stock award-based employee compensation included in reported net income, net of related tax effect	27
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,023)

Pro forma net (loss) income	$(25,843)

Earnings per share:
Basic — as reported	$(0.70)
Basic — pro forma	$(0.76)
Diluted — as reported	$(0.70)
Diluted — pro forma	$(0.76)

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock option activity through December 31, 2007 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(millions)	Contractual Life

Balance, December 31, 2006	5,438,318	$6.77	$1.5	6.7 years

Granted	586,986	4.40
Exercised	(433,624)	4.31
Forfeited	(93,045)	4.28
Expired	(292,296)	7.65

Balance, December 31, 2007	5,206,339	$6.71	$11.4	5.9 years

Outstanding options less expected forfeitures at December 31, 2007	4,844,602	$6.90	$10.0	5.6 years

Exercisable at December 31, 2007	3,673,666	$7.80	$5.8	4.7 years

Included above are 50,000 options granted outside the Plans as inducements to recruit new employees during the year ended December 31, 2007 as permitted under Rule 4350(i) of the NASDAQ Listing Qualification requirements.

The weighted-average grant-date fair value of options granted during the years ending December 31, 2007, 2006, and 2005, was $2.29, $1.67, and $3.74, respectively. The total intrinsic value of options exercised during the years December 31, 2007, 2006, and 2005, was $1.3 million, $0.4 million, and $1.0 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005, was $1.9 million, $1.4 million and $1.8 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2007 expire on various dates ranging from April 2008 through December 2017. The following table outlines our outstanding and exercisable stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Options	Exercise	Remaining	Options	Exercise
Range of Option Exercise Price	Outstanding	Price	Contractual Life	Exercisable	Price

$ 1.93 - $ 5.20	1,937,480	$2.93	6.8 Years	892,740	$3.02
$ 5.57 - $ 7.03	1,337,052	6.24	5.9 Years	1,044,452	6.30
$ 7.26 - $ 9.56	1,149,060	8.11	6.0 Years	953,727	8.17
$ 9.60 - $13.06	406,080	12.03	3.9 Years	406,080	12.03
$15.13 - $20.25	376,667	17.75	2.8 Years	376,667	17.75

	5,206,339	$6.71	5.9 Years	3,673,666	$7.80

As of December 31, 2006 and 2005, the exercisable portion of outstanding options was approximately 3.6 million shares and approximately 4.7 million shares, respectively.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for non-vested shares through December 31, 2007 is as follows:

		Weighted
		Average
		Grant Date
	Options	Fair Value

Balance, December 31, 2006	1,798,764	$2.35
Granted	586,986	$2.29
Vested	(754,378)	$2.70
Forfeited	(98,699)	$2.05

Balance, December 31, 2007	1,532,673	$2.17

As of December 31, 2007, there was $1.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

As compensation expense for options granted is recorded over the requisite service period of options, future stock-based compensation expense may be greater as additional options are granted.

Restricted Stock

Under the Plans, the Company’s Board of Directors may grant performance or other restricted stock awards to key employees. The Company’s Board of Directors may make the issuance of common stock subject to the satisfaction of one or more employment, performance goals or period, purchase or other conditions. During the year ending December 31, 2007, the Company issued restricted stock awards totaling 271,493 shares with a fair market value of $3.37 per share. Included in these shares are 213,993 restricted stock awards granted outside the Plans as inducements to recruit new employees during the year ended December 31, 2007 as permitted under Rule 4350(i) of the NASDAQ Listing Qualification requirements. The fair value of each stock award on the date of the grant was calculated by using a Monte Carlo valuation model for performance shares and 100% of the fair market value on date of grant for other restricted stock awards and is amortized to expense on a straight line basis.

The Company incurred stock-based compensation expense of $1.1 million, $0.4 million and $0.1 million for the years ending December 31, 2007, 2006 and 2005, respectively. In accordance with SFAS 123(R), the Company did not realize a tax benefit relating to the vesting of performance shares for the years ending December 31, 2007 and 2006, due to the Company’s net operating losses.

Restricted stock award activity through December 31, 2007 is as follows:

		Weighted Average	Weighted Average
	Restricted	Award	Remaining
	Stock	Date Fair Value	Recognition Period

Balance, December 31, 2006	944,826	$1.15
Granted	271,493	$3.37
Awards vested	(468,244)	$1.20
Canceled	(75,004)	$0.75

Balance, December 31, 2007	673,071	$2.06	0.9 years

As of December 31, 2007, there was $0.8 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total grant date fair market value of awards vested during the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $0.5 million and $0.0 million, respectively. The total intrinsic

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of restricted stock awards released during the years December 31, 2007, 2006 and 2005 was $3.9 million, $0.5 million and $0.0, respectively.

As compensation expense for restricted stock awards granted is recorded over the requisite service period of the awards, future stock-based compensation expense may be greater if additional performance shares are granted.

Performance Units

Under the Plans, the Company’s Board of Directors may grant performance units to key employees. The Company’s Board of Directors establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company shall pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event shall a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. As of December 31, 2007 there have been no performance units granted.

NOTE 14 —	CONCENTRATION OF CREDIT RISK

The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

	Plan Sponsor
	A		B

Year ended December 31, 2005
% of total revenue	12%		13%
% of total accounts receivable at period end		*	16%
Year ended December 31, 2006
% of total revenue		*	13%
% of total accounts receivable at period end		*	17%
Year ended December 31, 2007
% of total revenue		*	12%
% of total accounts receivable at period end		*	19%

*	Less than 10%.

Plan Sponsor (A) is in the PBM Services segment

Plan Sponsor (B) revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.

NOTE 15 —	DEFINED CONTRIBUTION PLAN

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $1.0 million, $0.5 million and $0.2 million in the years ended December 31, 2007, 2006, and 2005, respectively.

BIOSCRIP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for fiscal 2007 and 2006 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007:
Revenue(3)	$296,218	$294,737	$297,580	$309,197
Gross profit(3)	$32,556	$32,909	$35,369	$36,181
Net income (loss)	$(1,347)	$482	$1,666	$2,516
Basic income (loss) per share	$(0.04)	$0.01	$0.04	$0.07
Diluted income (loss) per share	$(0.04)	$0.01	$0.04	$0.06
2006:
Revenue(1)(3)	$299,551	$279,454	$280,810	$292,125
Gross profit(3)	$30,120	$28,415	$29,264	$30,257
Net loss(2)	$(1,156)	$(5,710)	$(3,388)	$(28,035)
Basic loss per share	$(0.03)	$(0.15)	$(0.09)	$(0.75)
Diluted loss per share	$(0.03)	$(0.15)	$(0.09)	$(0.75)

(1)	The Company acquired Infusion West in March, 2006.

(2)	In the fourth quarter of 2006, the Company recorded a $25.7 million income tax charge to establish a valuation allowance for deferred tax assets.

(3)	Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2007 were effective.

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2007, management has evaluated and verified through testing that the material weakness reported in the 2006 Form 10-K related to information technology general controls has been effectively remediated and information technology general controls are operating effectively as of December 31, 2007. Specifically, the controls related to information technology general controls which have been remediated as of December 31, 2007 are:

•	Segregation of duties and restriction of employee access to applications, databases, and operating systems;

•	Documentation, testing, approval and migration of system changes to production environments; and

•	Monitoring of personnel in the information technology function with update access to the production databases supporting significant applications.

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

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

As noted above under Evaluation of Disclosure Controls and Procedures, we remediated the material weaknesses reported in the 2006 Form 10-K related to information technology general controls during 2007. Actions taken in the fourth quarter of 2007 that are reasonably likely to have materially affected internal controls over financial reporting include:

•	Retraining information technology personnel on policies and procedures;

•	Improving logical and hardware security throughout our infrastructure.

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

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of BioScrip, Inc. and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 6, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections under the heading “Election of Directors — Current Directors and Nominees for Director,” “Corporate Governance and Board Matters” and “Executive Officers” in our definitive proxy statement to be filed with the SEC on or before March 31, 2008 in connection with our 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.	Executive Compensation

The section under the heading “Corporate Governance” entitled “Compensation of Directors” and the sections under the heading “Executive Compensation” entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “All Other Compensation,” “Grant of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested” and “Employment and Severance Agreements” in our definitive proxy statement to be filed with the SEC on or before March 31, 2008 in connection with our 2008 Annual Meeting of Stockholders are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the heading “Common Stock Ownership by Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC on or before March 31, 2008 in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the heading “Corporate Governance” entitled “Director Independence” and “Review, Approval or Ratification of Transactions with Related Persons” in our definitive proxy statement to be filed with the SEC on or before March 31, 2008 in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section under the heading “Ratification of Ernst & Young LLP as the Company’s Independent Auditors for the Year Ending December 31, 2008” in our definitive proxy statement to be filed with the SEC on or before March 31, 2008 in connection with our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

All other schedules not listed above have been omitted since they are not applicable or are not required.

3.	Exhibits:

Exhibit
Number	Description	Location

2.1	Agreement and Plan of Merger, dated as of August 9, 2004, among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(1) (Exhibit 99.2)
2.2	Amendment No. 1 dated January 3, 2005 to Agreement and Plan of Merger dated August 9, 2004 by and among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(2) (Exhibit 10.1)
3.1	Second Amended and Restated Certificate of Incorporation	(3) (Exhibit 4.1)
3.2	Amended and Restated By-Laws	(4) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate	(5) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between MIM Corporation and American Stock Transfer and Trust Company	(6) (Exhibit 4.2)
4.3	First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent	(7) (Exhibit 4.3)
10.1	Amended and Restated 1996 Incentive Stock Plan	(8)
10.2	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan	(9)
10.3	Amended and Restated 2001 Incentive Stock Plan	(10)
10.4	Employment Letter, dated October 15, 2001, between MIM Corporation and Russell J. Corvese	(11) (Exhibit 10.51)
10.5	Amendment, dated September 19, 2003, to Employment Letter Agreement between MIM Corporation and Russel J. Corvese	(12) (Exhibit 10.46)
10.6	Amendment, dated December 1, 2004, to Employment Letter Agreement between MIM Corporation and Russel J. Corvese	(13) (Exhibit 10.1)
10.7	Separation Agreement between BioScrip, Inc. and Henry F. Blissenbach	(14) (Exhibit 99.1)
10.8	Employment offer letter, dated July 18, 2005, from BioScrip, Inc. to Brian Reagan	(5) (Exhibit 10.61)
10.9	Amendment to Change of Control Severance Agreement between BioScrip, Inc. and Brian Reagan	(5) (Exhibit 10.62)
10.10	Severance Letter Agreement, dated August 17, 2006, between BioScrip, Inc. and Brian Reagan	(15) (Exhibit 10.1)

Exhibit
Number	Description	Location

10.11	Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner	(16) (Exhibit 10.1)
10.12	Restated Employment Agreement, dated November 29, 2006, between BioScrip, Inc. and Richard H. Friedman	(17) (Exhibit 10.1)
10.13	Amendment, effective November 1, 2007, to Restated Employment Agreement dated November 29, 2006, between BioScrip, Inc. and Richard H. Friedman	(18) (Exhibit 10.1)
10.14	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum	(19) (Exhibit 10.1)
10.15	Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender	*
10.16	Amended and Restated Pledge Agreement, dated as of November 1, 2007 among BioScrip, Inc., Chronimed Inc., MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC, and HFG Healthco-4 LLC,	*
10.17	Amended and Restated Guaranty, effective as of October 1, 2007, by BioScrip, Inc. and Chronimed, Inc. in favor of HFG Healthco-4 LLC	*
10.18	Refinancing Arrangements Agreement among BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., BioScrip Infusion Services, LLC and MIM Funding, LLC	*
21.1	List of Subsidiaries	*
23.1	Consent of Ernst and Young LLP	*
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004., SEC Accession No. 0001089355-04-000197

(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005, SEC Accession No. 0001014739-05-000007.

(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.

(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007, SEC Accession no. 0000950123-07-007569.

(5)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006, SEC Accession no. 0000950123-06-004022

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company’s form 8-A/A dated December 4, 2002.

(7)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-0155184.

(8)	Incorporated by reference from the Company’s definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.

(9)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.

(10)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.

(11)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.

(12)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(13)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082

(14)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2006, SEC Accession No. 0000950123-06-002440.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 21, 2006, SEC Accession No. 0000950123-06-010723.

(16)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010904.

(17)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 4, 2006, SEC Accession No. 0000950123-06-014788.

(18)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 9, 2007, SEC Accession No. 0000950123-07-007569

(19)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803

*	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008.

BIOSCRIP INC.

/s/  Stanley G. Rosenbaum
Stanley G. Rosenbaum
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

i. Signature	Title(s)	Date

/s/ Richard H. Friedman Richard H. Friedman	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 7, 2008

/s/ Stanley G. Rosenbaum Stanley G. Rosenbaum	Chief Financial Officer (principal financial officer)	March 7, 2008

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 7, 2008

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 7, 2008

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 7, 2008

/s/ David R. Hubers David R. Hubers	Director	March 7, 2008

/s/ Michael Kooper Michael Kooper	Director	March 7, 2008

/s/ Richard L. Robbins Richard L. Robbins	Director	March 7, 2008

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 7, 2008

/s/ Steven K. Schelhammer Steven K. Schelhammer	Director	March 7, 2008

Bioscrip, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance at	Write-Off	Charged to
	Beginning of	of	Costs	Other	Balance at
	Period	Receivables	and Expenses	Accounts	End of Period

Year ended December 31, 2005
Accounts receivable(1)	$2,883	$(6,922)	$12,814	$5,631	$14,406
Accounts receivable, TennCare®(2)	$357	$(357)	$—	$—	$—

Year ended December 31, 2006
Accounts receivable	$14,406	$(13,075)	$12,443	$—	$13,774

Year ended December 31, 2007
Accounts receivable	$13,774	$(6,810)	$5,119	$—	$12,083

(1)	Allowance and reserve on balance sheet of Chronimed, acquired March 12, 2005, and Northland, acquired October 7, 2005.

(2)	Amounts credited to the TennCare® reserve account and reductions in related liability accounts

EXHIBIT INDEX

(Exhibits being filed with this Annual Report on Form 10-K)

21.1	List of Subsidiaries
23.1	Consent of Ernst and Young LLP
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002