Form 10-Q
period 2008-03-31
BioScrip, Inc.
filed 2008-05-06
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On April 28, 2008, there were outstanding 38,327,341 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $11,868 and $12,083 at March 31, 2008 and December 31, 2007, respectively	144,524	128,969
Inventory	34,515	33,598
Prepaid expenses and other current assets	2,921	1,434

Total current assets	181,960	164,001

Property and equipment, net	12,849	11,742
Other assets	460	478
Goodwill	114,539	114,824
Intangible assets, net	5,293	5,777

Total assets	$315,101	$296,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$48,509	$33,778
Accounts payable	63,036	57,342
Claims payable	6,287	5,164
Amounts due to plan sponsors	5,093	4,568
Accrued expenses and other current liabilities	9,694	13,936

Total current liabilities	132,619	114,788

Deferred taxes	12,754	12,754
Income taxes payable	3,131	3,077

Total liabilities	148,504	130,619

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,353,454, and 41,331,346, respectively; shares outstanding: 38,327,341 and 38,250,633, respectively	4	4
Treasury stock, 2,467,039 and 2,436,642 shares, respectively, at cost	(9,633)	(9,399)
Additional paid-in capital	245,291	244,186
Accumulated deficit	(69,065)	(68,588)

Total stockholders’ equity	166,597	166,203

Total liabilities and stockholders’ equity	$315,101	$296,822

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue	$327,471	$296,218

Cost of revenue	295,099	263,661

Gross profit	32,372	32,557

Selling, general and administrative expenses	31,053	27,978
Bad debt expense	650	2,996
Amortization of intangibles	484	1,447

Income from operations	185	136

Interest expense	(585)	(1,085)

Loss before income taxes	(400)	(949)

Tax provision	77	398

Net loss	$(477)	$(1,347)

Basic loss per share	$(0.01)	$(0.04)

Diluted loss per share	$(0.01)	$(0.04)

Weighted average shares used in computing basic loss per share	38,177	37,490

Weighted average shares used in computing diluted loss per share	38,177	37,490

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(477)	$(1,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,068	1,044
Amortization	484	1,447
Change in deferred income tax	—	717
Compensation under stock-based compensation plans	957	342
Bad debt expense	650	2,996
Changes in assets and liabilities:
Receivables	(16,205)	(3,953)
Inventory	(917)	(3,145)
Prepaid expenses and other assets	(1,469)	(2,536)
Accounts payable	5,694	944
Claims payable	1,123	5,063
Amounts due to plan sponsors	525	800
Accrued expenses and other liabilities	(3,901)	1,126

Net cash (used in) provided by operating activities	(12,468)	3,498

Cash flows from investing activities:
Purchases of property and equipment	(2,175)	(795)

Net cash used in investing activities	(2,175)	(795)

Cash flows from financing activities:
Borrowings on line of credit	338,236	295,275
Repayments on line of credit	(323,505)	(297,985)
Surrender of stock to satisfy minimum tax withholding	(235)	—
Net proceeds from exercise of employee stock compensation plans	147	12
Principal payments on capital lease obligations	—	(5)

Net cash provided by (used in) financing activities	14,643	(2,703)

Net change in cash and cash equivalents	—	—

Cash and cash equivalents-beginning of period	—	—

Cash and cash equivalents-end of period	$—	$—

DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$847	$1,057

Cash paid during the period for income taxes	$183	$457

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. & SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K (the “Form 10-K”) of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2008. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements.
     The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has elected not to adopt SFAS 159 for any valuations at this time.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS 157 effective January 1, 2008, for its financial assets and liabilities with no material effect on its results of operations or financial position; and anticipates the adoption for non-financial assets and liabilities in 2009 will not have a material effect on its results of operations or financial position.
     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141 (R)”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. SFAS 141 (R) establishes principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141 (R) to have an effect on its results of operations and its financial condition unless it enters into a business combination after January 1, 2009.

NOTE 3 – EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008		2007
Numerator:
Net loss		$(477)	$(1,347)

Denominator – Basic:
Weighted average number of common shares outstanding		38,177	37,490

Basic loss per common share		$(0.01)	$(0.04)

Denominator – Diluted:
Weighted average number of common shares outstanding		38,177	37,490
Common share equivalents of outstanding stock options and restricted stock awards		—	—

Total diluted shares outstanding		38,177	37,490

Diluted loss per common share	$	(0.01)	$(0.04)

          The net loss per common share for the three months ended March 31, 2008 and 2007 excludes the effect of all common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 4 – STOCK-BASED COMPENSATION PLANS
     Under the Company’s stock-based compensation plans (the “Plans”), it may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards. Options granted under the Plans typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company. In addition, options under the Plans are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances, most notably, upon termination of employment. The exercise price of NQSOs may not be below the fair market value on the date of grant. The exercise price of ISOs granted under the Plans may not be less than 100% of its fair market value on the date of grant (110% for ISOs granted to a person who owns more than 10% of the outstanding stock of the Company). Stock grants subject solely to continued service with the Company will not become fully vested less than (a) three years from the date of grant to key employees and (b) one year from the date of grant for directors. Stock grants subject to the achievement of performance conditions will not become vested less than one year from the date of grant. Under Plans other than the 2008 Plan, no such time restrictions apply to stock grants.
     The provisions of the Plans allow plan participants to use shares to cover tax withholding on income earned as a result of the exercise, vesting and/or lapsing of restrictions on equity awards. Upon exercise of stock options and other equity awards, participants have taxable income subject to statutory withholding requirements. The number of shares issued to participants may be reduced by the number of shares having a market value equal to the minimum statutory withholding requirements for Federal, state and local tax purposes.
Stock Options
     The Company recognized stock option-related compensation expense of $0.8 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.
     The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model. Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007

Expected volatility	52.0%	55.0%
Risk-free interest rate	3.90%	4.76%
Expected life of options	6.2 years	5.1 years
Dividend rate	—	—
Fair value of options	$4.16	$1.77
     At March 31, 2008, there was $2.4 million of unrecognized compensation expense related to unvested stock-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 1.5 years.
     Compensation expense for options granted is recorded over the requisite service period of options. Future stock-based compensation expense may be greater as additional options are granted.
Restricted Stock
     The Company recognized compensation expense related to restricted stock awards of $0.2 million and less than $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, there was $0.5 million of unrecognized compensation expense related to non-vested equity-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 0.8 years.
     Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.
Performance Units
     Under the Plans, the Company’s Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. To date, no performance units have been granted under the Plans.
2008 Plan
     On April 29, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (“2008 Plan”). The 2008 Plan covers the issuance of up to 3,580,000 shares of Common Stock (subject to adjustment for post January 1, 2008 grants under the Company’s 2001 Incentive Stock Plan and forfeitures, expirations or awards there under otherwise settled in cash) and will be administered by the Company’s Management Development and Compensation Committee.
     Under the terms of the 2008 Plan, no further grants may be made under any other Company equity plan. No common shares reserved for issuance under the Company’s 2001 Stock Incentive Plan (the “2001 Plan”) will be added to the 2008 Plan. However, (i) any grants made under the 2001 Plan since January 1, 2008 will be subtracted from the number of common shares reserved for issuance under the 2008 Plan and (ii) any options, restricted shares and other awards under the 2001 Plan that expire, are forfeited or settled for cash, will again be made available for granting under the 2008 Plan.
NOTE 5 – OPERATING SEGMENTS
     The Company operates in two reporting segments: Specialty Services and PBM Services. The Company evaluates the performance of operating segments and allocates resources based on income from operations and growth potential.
     The Specialty Services segment aggregates the Company’s specialty pharmacy distribution and therapy management services. Specialty Services distribution occurs locally through community pharmacies, centrally through mail order facilities, and through our Infusion pharmacies to patients requiring infused medications in the home or infused at alternate sites including a physicians office or the Company’s ambulatory infusion sites.
     The PBM Services segment aggregates the Company’s integrated pharmacy benefit management and traditional mail services. These services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit management services, including the low cost distribution of prescription medications by mail for Plan Members who receive traditional maintenance medications.
Segment Reporting Information
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Results of Operations:
Revenue:
Specialty Services	$276,651	$234,897
PBM Services	50,820	61,321

Total	$327,471	$296,218

Income from operations:
Specialty Services	$(2,060)	$(2,249)
PBM Services	2,245	2,385

Total	185	136

Interest expense	585	1,085
Income tax expense	77	398

Net (loss):	$(477)	$(1,347)

Depreciation Expense:
Specialty Services	$947	$918
PBM Services	121	126

Total	$1,068	$1,044

Total Assets:
Specialty Services	$249,868	$240,291
PBM Services	65,233	69,942

Total	$315,101	$310,233

Capital expenditures:
Specialty Services	$1,782	$685
PBM Services	393	110

Total	$2,175	$795

     The following table outlines by segment, contracts with Plan Sponsors that accounted for revenues in excess of 10% of the Company’s total revenues (in thousands, except percentages):

	Three Months Ended
	March 31,
	2008	2007
PBM Services Revenue	$29,349	$29,015
Specialty Services Revenue	15,794	9,378

Total Services Revenue from Plan Sponsor	$45,143	$38,393

% of Total Revenue	14%	13%
NOTE 6 – CONCENTRATION OF CREDIT RISK
     The Company provides credit in the normal course of business to its customers. One customer accounted for approximately 14% and 13% of revenues during the three month periods ended March 31, 2008 and 2007, respectively, and 19% and 16% of accounts receivable as of March 31, 2008 and 2007, respectively.
NOTE 7 — LINE OF CREDIT
     The Company’s revolving credit facility (“Facility”) through Healthcare Finance Group, Inc., provides for borrowing up to $75 million at the London Inter-Bank Offered Rate as defined in the Facility (LIBOR) plus the applicable margin. The Facility term is through November 1, 2010. The Facility permits the Company to request an increase in the amount available for borrowing to up to $100 million, as well as to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. There was $26.5 million available under the Facility as of March 31, 2008. The weighted average interest rate on the Facility during the quarter ended March 31, 2008 was 5.1% compared to 7.3% for the quarter ended March 31, 2007.
     The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility. The Company was in compliance with all the covenants as of March 31, 2008 except for the ratio of debt to earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“EBITDAO”). The Company required and received a waiver on its non-compliance with the covenant related to the ratio of debt to EBITDAO covenant as of March 31, 2008. The waiver and amendment effective March 31, 2008 also increased certain fees and the margin on the line by up to 20 basis points, the effect of which will not be material to the Company’s results of operations or financial condition.
     NOTE 8 – INCOME TAXES
In determining the Company’s quarterly provision for income taxes, it uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates.
Since December 31, 2006, the Company has maintained a valuation allowance to fully reserve its deferred tax assets because the Company concluded that it was more likely than not that its deferred tax assets would not be realized. As a result, the Company did not record a federal tax benefit for the quarters ended March 31, 2008 and 2007. The Company continually assesses the necessity of a valuation allowance. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.
During January 2008, the Company settled certain controversies with taxing authorities. Those settlements resulted in payments of $63,000 of tax and interest. The remaining amount of $0.3 million of unrecognized tax benefits and interest for those tax positions were reversed during first quarter 2008 through goodwill. The amounts were previously recorded as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet.
The income tax provision of $77,000 in the quarter ended March 31, 2008 includes $61,000 for state income taxes payable for certain subsidiaries and $16,000 of net interest relating to uncertain tax positions and settlements mentioned above. The income tax provision for the quarter ended March 31, 2007 was the result of recording $0.7 million of deferred tax expense relating to indefinite-lived assets offset by $0.3 million of tax benefit, the majority of which relates to a settlement with taxing authorities. In 2008, $0.7 million of deferred tax expense related to indefinite-lived assets is included in the Company’s estimated annual effective tax rate as described above.
The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of March 31, 2007, U.S. tax returns for 2005, 2006 and 2007 remain subject to examination by Federal tax authorities. Tax returns for the years 2003 through 2007 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, achieving financial covenants under the “Facility”(defined below), declines and other changes in reimbursement rates from government and private payors, actions taken to lock-out our pharmacies from servicing certain plans, changes in revenue due to expiration of short-term contracts, increases or other changes in the Company’s acquisition cost for its products, changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins, including the impact or a proposed settlement in a class action case involving First DataBank, and AWP reporting service and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
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
     Our specialty pharmaceutical services (“Specialty Services”) include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain medications and conditions. The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic health conditions and are provided to patients, physicians, healthcare payors and pharmaceutical manufacturers. Our pharmacy benefit management (“PBM”) services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM Services.
     Specialty Services and PBM Services revenues are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, pharmaceutical manufacturers, patients and physicians as well as a variety of third party payors, including third party administrators (“TPAs”) and Plan Sponsors.
     Our Specialty Services are marketed and/or sold to healthcare payors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.

     We are the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006 and ends December 31, 2008. CAP is a voluntary program for physicians that offers them the option to obtain many of their Medicare Part B drugs from us by writing a prescription, thus eliminating the need for buying the medications and billing CMS for drug reimbursement, which, prior to the existence of CAP, was the primary way for physicians to treat Medicare beneficiaries with such drugs. CAP benefits to physicians include reduction or elimination of the financial risks associated with carrying high-cost drug inventories and reduction of the administrative burdens. Our CAP contract runs on an exclusive basis through December 31, 2008, and is being competitively bid for the potential addition of new vendors by CMS beginning in 2009 and beyond. We have submitted our bid to participate in CAP for periods after 2008. However, during the quarter ended March 31, 2008, changes in CMS reimbursement rates coupled with increases in drug costs from manufacturers have made the CAP business unprofitable and the Company continues to assess its continued interest in participating in CAP after the current term. Management is actively pursuing new reimbursement rates from CMS and reduced drug costs from manufacturers to improve CAP profitability. Should we exit the CAP business or if our bid is not selected, we believe it would not have a materially adverse affect on our business, operations, financial position or results of operations.
     In July 2007, we announced that we were awarded an agreement (the “UHC Agreement”) to serve as one of two national specialty pharmacy providers of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare and its participating affiliates. In March 2008, we were designated as the sole specialty provider for those programs. This agreement became effective on August 1, 2007, with the initial term of the agreement running through December 31, 2008. We have no reason to believe that the UHC Agreement will not continue beyond the end of 2008. However, at this time we have received no assurances that the Agreement will continue into 2009 or, if continued, that it will continue to be exclusive after such date. The failure of the UHC Agreement to continue beyond 2008 could have a material and adverse affect on our business, operations and financial results of operations in 2009.
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
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting policies in the quarter ended March 31, 2008. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007.
Results of Operations
     In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three month period ended March 31, 2008 as compared to the same period a year earlier.
     Revenue. Revenue for the first quarter of 2008 was $327.5 million compared to $296.2 million in the first quarter of 2007. Specialty Services revenue for the first quarter of 2008 was $276.7 million, compared to $234.9 million for the same period a year ago, an increase of $41.8 million, or 17.8%. The increase is primarily due to additional revenues associated with sales from new Specialty Services payor contracts including the UHC Agreement, preferred distribution arrangements, price increases driven by drug acquisition cost increases, and CAP revenue. PBM Services revenue for the first quarter of 2008 was $50.8 million, a decrease of $10.5 million, or 17.1%, from the same period a year ago, primarily attributable to the termination or expiration of certain PBM contracts.

     Cost of Revenue and Gross Profit.  Cost of revenue for the first quarter of 2008 was $295.1 million compared to $263.7 million for the same period in 2007.  Gross margin as a percentage of revenue decreased from 11.0% in the first quarter of 2007 to 9.9% in the first quarter of 2008.  The gross margin rate decreased 0.9% due to timing delays in obtaining increases in reimbursement rates after drug acquisition cost increases were implemented by manufacturers of specialty drugs. Drug acquisition cost increases typically occur in the first quarter of each year along with a corresponding increase in reimbursement rates due to an adjustment of the “average wholesale price” or AWP. This year, there was a longer than usual delay in the updating of the industry price lists used by us and our peers to charge customers for reimbursement and this caused the greatest part of the shortfall. The reimbursement rate imbalance narrowed by the end of the first quarter as price lists were updated. A further narrowing in that imbalance is anticipated.  Management is working to further recover gross margins by negotiating cost reductions from manufacturers and by renegotiating payor contracts that are fixed fee or which do not allow pricing adjustment for imbalances in industry-published rate tables or generic drug phase-in. The gross margin rate also declined 0.2% as a result of planned payor mix changes. These effects were partially offset by decreased contractual allowances relative to previously reserved amounts and the termination of certain contracts that generated low gross margins.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the first quarter of 2008 were $31.1 million, or 9.5% of total revenue, compared to $28.0 million, or 9.5% of total revenue for the same period in 2007. The increase in SG&A is primarily due to the addition of new retail and infusion locations, recognition of stock compensation expense over a shorter term and legal fees associated with increased state billing audits.
     Bad Debt Expense. For the first quarter of 2008, bad debt expense was $0.7 million, or 0.2% of revenue, as compared to $3.0 million, or 1.0% of revenue, in the first quarter of 2007. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     Amortization of Intangibles. For the first quarter of 2008 we recorded amortization of intangibles of $0.5 million compared to $1.4 million for the same period in 2007. The decrease in 2008 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.
     Interest Expense. Interest expense was $0.6 million for the first quarter of 2008 compared to $1.1 million for the same period a year ago. Interest expense associated with our line of credit decreased during the first quarter of 2008 primarily due to lower average borrowing levels compared to last year. In addition, the borrowing rate decreased in the first quarter of 2008 due to improvement in our debt to earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (EBITDAO) ratio and a decrease in the LIBOR interest rate index which our interest rates are based on. Effective March 31, 2008 we signed an amendment to our line of credit which increased our borrowing rate by up to 20 basis points. That amendment is described further below.
     Provision for Income Taxes. Income tax expense of $0.1 million was recorded for the first quarter of 2008 on pre-tax net loss of $0.4 million. This compares to $0.4 million of income tax expense on a pre-tax loss of $1.0 million for the same period a year ago.
     Net Loss and Loss Per Share. Net loss for the first quarter of 2008 was $0.5 million, or ($0.01) per share, compared to a net loss of $1.3 million, or ($0.04) per share, for the same period last year. The decrease in net loss is due to items previously discussed under Results of Operations above.
Liquidity and Capital Resources
     We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.
     Cash used in operating activities totaled $12.5 million for the first three months of 2008, as compared to $3.5 million provided during the first three months of 2007. The cash used in operating activities was primarily the result of increased investments in accounts receivable and inventory to support the growth in revenue partially offset by an increase in accounts payable relating to the timing of vendor payments.
     Net cash used in investing activities during the first three months of 2008 was $2.2 million compared to $0.8 million for the same period in 2007. The change was driven primarily by the investment in our information technology infrastructure including a new pharmacy dispensing, clinical management and accounts receivable management system.

     For the three months ended March 31, 2008, net cash provided by financing activities was $14.6 million compared to net cash used by financing activities of $2.7 million for the same period in 2007, due to an increase in the Facility in 2008.
     At March 31, 2008, we had working capital of $49.3 million which remained flat compared to December 31, 2007. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that cash expected to be generated from operating activities and the funds available under our current Facility (as defined below) will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for the next twelve months as our business is currently configured.
     At March 31, 2008, there were $48.5 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.2 million at March 31, 2007. The Facility provides for borrowing up to $75 million at the London Inter-Bank Offered Rate (LIBOR) plus the applicable margin and permits us to request an increase in the amount available for borrowing to up to $100 million. It also permits us to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. The Facility term is through November 1, 2010.
     The weighted average interest rate on the Facility was 5.1% during the first quarter of 2008 compared to 7.3% for the same period a year ago. At May 1, 2008 we had $30.8 million of credit available under the Facility.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility. We were in compliance with all covenants as of March 31, 2008 except for the ratio of debt to EBITDAO. The reason for the non-compliance was the lower than expected EBITDAO level caused by reimbursement shortfalls discussed above. We have obtained a waiver as of March 31, 2008 for our non-compliance with the debt to EBITDAO ratio covenant and believe we will be in compliance with all covenants under the Facility as of June 30, 2008, the next measurement date. The waiver and amendment effective March 31, 2008 also increased certain fees and the margin on the line by up to 20 basis points and we do not believe that the effects will be material to our results of operations or financial condition.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At March 31, 2008, we had Federal net operating loss carryforwards of approximately $31.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. We have post-apportioned state net operating loss carryforwards remaining of approximately $15.4 million, the majority of which will begin expiring in 2017 and later.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 31, 2008 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Based on our line of credit balance at March 31, 2008, a 1% increase in current market interest rates would have an impact of approximately $0.5 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At March  31, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.
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
     Based on their evaluation as of March 31, 2008, pursuant to Exchange Act Rule 13a-15(b), the company’s management, including its CEO and CFO, believe that the company’s disclosure controls and procedures are effective.
During the first quarter 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 29, 2008 we held our Annual Meeting of Stockholders (“the Annual Meeting”).

(b)	At the Annual Meeting, our stockholders elected Richard H. Friedman, Charlotte W. Collins, Louis T. DiFazio, Myron Z. Holubiak, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Steven K. Schelhammer as directors to serve until our next annual meeting of stockholders.

(c)	At the Annual Meeting our stockholders also approved the adoption of our 2008 Equity Incentive Plan as well as the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008.

Set forth below are the final results of the voting at the annual meeting:
(i)	Election of Directors:

	For	Withheld
Charlotte W. Collins	34,738,596	673,317
Louis T. DiFazio	29,761,796	5,650,117
Richard H. Friedman	34,178,491	1,233,422
Myron Z. Holubiak	34,114,717	1,297,196
David R. Hubers	34,087,140	1,324,773
Richard L. Robbins	30,400,559	5,011,354
Stuart A. Samuels	34,784,120	627,793
Steven K. Schelhammer	34,065,476	1,346,437
(ii)	Adoption of the 2008 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
24,350,199	4,085,017	92,597	6,884,100
(iii)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
34,900,224	443,741	67,947	0
Item 6. Exhibits
(a) Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007, accession No. 0000950123-07-007569)

Exhibit 10.1	Form of First Amendment and Waiver, effective as of March 31, 2008, to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC, as borrowers, and HFG Healthco-4 LLC, as the lender

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: May 6, 2008	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,Treasurer
and Principal Accounting Officer