Form 10-Q
period 2008-06-30
BioScrip, Inc.
filed 2008-08-05
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 29, 2008, there were outstanding 38,403,357 shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $12,669 and $12,083 at June 30, 2008 and December 31, 2007, respectively	146,177	128,969
Inventory	36,302	33,598
Prepaid expenses and other current assets	2,800	1,434

Total current assets	185,279	164,001
Property and equipment, net	13,346	11,742
Other assets	466	478
Goodwill	114,538	114,824
Intangible assets, net	4,809	5,777

Total assets	$318,438	$296,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$19,811	$33,778
Accounts payable	93,423	57,342
Claims payable	5,088	5,164
Amounts due to plan sponsors	5,585	4,568
Accrued expenses and other current liabilities	8,361	13,936

Total current liabilities	132,268	114,788
Deferred taxes	13,597	12,754
Income taxes payable	3,219	3,077

Total liabilities	149,084	130,619

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,356,448, and 41,331,346, respectively; shares outstanding; 38,403,357 and 38,250,633, respectively	4	4
Treasury stock, shares at cost: 2,475,856 and 2,436,642, respectively	(9,662)	(9,399)
Additional paid-in capital	246,458	244,186
Accumulated deficit	(67,446)	(68,588)

Total stockholders’ equity	169,354	166,203

Total liabilities and stockholders’ equity	$318,438	$296,822

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$348,440	$294,737	$675,911	$590,955
Cost of revenue	312,714	261,828	607,813	525,490

Gross profit	35,726	32,909	68,098	65,465
Selling, general and administrative expenses	31,151	28,878	62,205	56,857
Bad debt expense	723	1,044	1,373	4,039
Amortization of intangibles	484	484	967	1,931

Income from operations	3,368	2,503	3,553	2,638
Interest expense, net	(677)	(856)	(1,262)	(1,940)

Income before income taxes	2,691	1,647	2,291	698
Tax provision	1,072	1,165	1,149	1,563

Net income (loss)	$1,619	$482	$1,142	$(865)

Income (loss) per common share
Basic	$0.04	$0.01	$0.03	$(0.02)
Diluted	$0.04	$0.01	$0.03	$(0.02)
Weighted average common shares outstanding
Basic	38,242	37,499	38,210	37,495
Diluted	39,023	37,824	39,257	37,495
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$1,142	$(865)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,098	2,051
Amortization	967	1,931
Change in deferred income tax	844	1,434
Compensation under stock-based compensation plans	1,995	1,135
Bad debt expense	1,373	4,039
Changes in assets and liabilities
Receivables, net	(18,580)	462
Inventory	(2,704)	(1,329)
Prepaid expenses and other assets	(1,354)	985
Accounts payable	36,081	4,308
Claims payable	(76)	(2,247)
Amounts due to plan sponsors	1,017	(918)
Accrued expenses and other liabilities	(5,147)	1,493

Net cash provided by operating activities	17,656	12,479

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(3,702)	(1,404)

Net cash used in investing activities	(3,702)	(1,404)

Cash flows from financing activities:
Borrowings on line of credit	654,961	591,495
Repayments on line of credit	(668,928)	(602,525)
Surrender of stock to satisfy minimum tax withholding	(263)	(71)
Net proceeds from exercise of employee stock compensation plans	276	32
Principal payments on capital lease obligations	—	(6)

Net cash used in financing activities	(13,954)	(11,075)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents — beginning of period	—	—

Cash and cash equivalents — end of period	$—	$—

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,991	$2,027

Cash paid during the period for income taxes	$219	$691

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. & SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2007 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2008. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete audited financial statements.
     The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activity — an amendment to FASB Statement No. 133 (“SFAS 161”), which becomes effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires companies to disclose their objectives and strategies for using derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. SFAS 161 will become effective for the Company beginning January 1, 2009. The Company is reviewing SFAS 161, but does not believe that it will have a material impact on its results of operations, financial position or cash flows.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also provides reporting requirements that identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Company beginning January 1, 2009. The Company is currently reviewing SFAS 160, but does not believe that it will have a material impact on its results of operations or financial position at time of adoption.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which becomes effective for fiscal years beginning after November 15, 2007. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value on a per instrument basis, with changes in fair value recognized in earnings each reporting period. This will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company has elected not to adopt SFAS 159 for any valuations at this time.
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective January 1, 2008 for its financial assets and liabilities, which had no material impact on its results of operations or financial position. The Company anticipates that the adoption of SFAS 157 for non-financial assets and liabilities in 2009 will not have any material impact on its results of operations or financial position.
     In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141R to have a material impact on its results of operations or its financial condition unless it enters into a business combination after January 1, 2009.
NOTE 3 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$1,619	$482	$1,142	$(865)

Denominator — Basic:
Weighted average number of common shares outstanding	38,242	37,499	38,210	37,495

Basic income (loss) per common share	$0.04	$0.01	$0.03	$(0.02)

Denominator — Diluted:
Weighted average number of common shares outstanding	38,242	37,499	38,210	37,495
Common share equivalents of outstanding stock options and restricted awards	781	325	1,047	—

Total diluted shares outstanding	39,023	37,824	39,257	37,495

Diluted income (loss) per common share	$0.04	$0.01	$0.03	$(0.02)

     Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 were 3,972,515 shares, 3,240,966 shares and 4,221,856 shares, respectively, which are issuable upon the exercise of outstanding stock options. The inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value. The net loss per common share for the six months ended June 30, 2007 excludes the effect of all common stock equivalents, as their inclusion would be anti-dilutive.
NOTE 4 — STOCK-BASED COMPENSATION PLANS
     Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards to employees and directors. Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008 and prior to the approval and adoption of the 2008 Plan on April 29, 2008, as well as forfeitures, expirations or awards thereunder otherwise settled in cash). The Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”). Upon adoption of the 2008 Plan, no further grants may be made under the 2001 Plan. As of June 30, 2008, there were 1,791,632 shares remaining available for grant under the 2008 Plan.

     Under the provisions of the 2008 Plan, as well as under the Company’s prior equity compensation plans (collectively the “Plans”), plan participants may use shares to cover tax withholding on income earned as a result of the exercise, vesting and/or lapsing of restrictions on equity awards. Upon the exercise of stock options and the vesting of other equity awards granted under the Plans, participants will generally have taxable income subject to statutory withholding requirements. The number of shares that may be issued to participants upon the exercise of stock options and the vesting of equity awards may be reduced by the number of shares having a market value equal to the minimum amount of tax required to be withheld by the Company to satisfy Federal, state and local tax obligations as a result of such exercise or vesting.
Stock Options
     Options granted under the Plans: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant (110% for ISOs granted to a stockholder who holds more than 10% of the outstanding stock of the Company), and (c) are generally exercisable for 10 years after the date of grant, subject to earlier termination in certain circumstances. The exercise price of NQSOs may not be below the fair market value of a share of stock on the grant date.
     The Company recognized compensation expense related to stock options of $0.5 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and stock option related compensation expense of $1.3 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.
     The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model. Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected volatility	51.0%	54.2%	51.2%	54.8%
Risk-free interest rate	3.85%	4.80%	3.86%	4.77%
Expected life of options	5.6 years	4.6 years	5.7 years	5.0 years
Dividend rate	—	—	—	—
Fair value of options	$3.33	$1.91	$3.50	$1.80
     At June 30, 2008, there was $4.6 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 2.0 years.
Restricted Stock
     Under the 2008 Plan, stock grants subject solely to an employee’s or director’s continued service with the Company will not become fully vested less than (a) three years from the date of grant to employees and (b) one year from the date of grant for directors. Stock grants subject to the achievement of performance conditions will not vest less than one year from the date of grant. No such time restrictions applied to stock grants made under the Company’s prior equity compensation plans.
     The Company recognized compensation expense related to restricted stock awards of $0.5 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and compensation expense related to restricted stock awards of $0.7 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, there was $2.8 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 3.2 years.
     Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Performance Units
     Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million in respect of performance units for any given year. No performance units have been granted under the 2008 plan and there are no performance units outstanding under any of the Company’s prior equity-based compensation plans.
NOTE 5 — OPERATING SEGMENTS
     The Company operates in two reporting segments: Specialty Services and PBM Services. The Company evaluates the performance of its operating segments and allocates resources based on income from operations and growth potential.
     Revenues from Specialty Services and PBM Services are derived from our relationships with healthcare payors including managed care organizations, government funded and/or operated programs, pharmaceutical manufacturers, patients and physicians as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively “Plan Sponsors”).
     The Specialty Services segment is comprised of the Company’s specialty pharmacy distribution and therapy management services. Specialty Services distribution occurs locally through the Company’s community pharmacies, and centrally, on a national basis, through the Company’s mail service facilities as well as through its infusion pharmacies. Infusion services are provided to patients who require infused medications, either in the home or at alternate sites including a physician’s office or the Company’s ambulatory infusion sites.
     The PBM Services segment is comprised of the Company’s integrated pharmacy benefit management and traditional mail services. These services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit management services, which include the distribution of prescription medications by mail for plan members who receive traditional maintenance medications.

Segment Reporting Information
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Results of Operations:
Revenue:
Specialty Services	$298,150	$237,954	$575,455	$472,945
PBM Services	50,290	56,783	100,456	118,010

Total	$348,440	$294,737	$675,911	$590,955

Income from operations:
Specialty Services	$(555)	$(500)	$(2,486)	$(2,717)
PBM Services	3,923	3,003	6,039	5,355

Total	3,368	2,503	3,553	2,638

Interest expense	677	856	1,262	1,940
Income tax expense	1,072	1,165	1,149	1,563

Net income (loss):	$1,619	$482	$1,142	$(865)

Capital expenditures:
Specialty Services	$1,194	$526	$2,976	$1,210
PBM Services	333	83	726	194

Total	$1,527	$609	$3,702	$1,404

Depreciation Expense:
Specialty Services	$915	$889	$1,862	$1,807
PBM Services	115	118	236	244

Total	$1,030	$1,007	$2,098	$2,051

Total Assets
Specialty Services			$253,819	$231,409
PBM Services			64,619	67,146

Total			$318,438	$298,555

     Certain prior period segment data has been reclassified to conform to the current year’s presentation. These reclassifications had an immaterial effect on previously reported segment data.
     The following table sets forth by segment, contracts with Plan Sponsors that accounted for revenues in excess of 10% of the Company’s total revenues (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

PBM Services Revenue	$27,908	$29,218	$57,256	$58,233
Specialty Services Revenue from Plan Sponsor	7,505	9,296	23,299	18,674

Total Services Revenue from Plan Sponsor	$35,413	$38,514	$80,555	$76,907

	10%	13%	12%	13%

NOTE 6 — CONCENTRATION OF CREDIT RISK
     The Company provides credit to its customers in the normal course of business. One customer accounted for approximately 12% and 13% of revenues during the six month periods ended June 30, 2008 and 2007, respectively, and 16% and 18% of accounts receivable as of June 30, 2008 and 2007, respectively.
NOTE 7 — LINE OF CREDIT
     The Company’s revolving credit facility (“Facility”) with Healthcare Finance Group, Inc. provides for borrowing up to $75.0 million at the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin. The term of the Facility runs through November 1, 2010. Under the terms of the Facility, the Company may request an increase in the amount available for borrowing up to $100.0 million, and to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. There was $55.2 million available under the Facility as of June 30, 2008. The weighted average interest rate on the Facility during the quarter ended June 30, 2008 was 5.0% compared to 7.3% for the quarter ended June 30, 2007.
     The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility. The Company was in compliance with all the covenants contained in the agreements as of June 30, 2008.
NOTE 8 — INCOME TAXES
     In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. In 2008, the deferred tax expense relating to indefinite-lived assets is included in the Company’s estimated annual effective tax rate as described above.
     Since December 31, 2006, the Company has fully reserved for its deferred tax assets as it concluded that it was more likely than not that its deferred tax assets would not be realized. The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance for its deferred tax assets.
     During January 2008, the Company settled a tax liability issue with a state taxing authority. That settlement resulted in a payment by the Company of $63,000, consisting of tax and interest. After giving effect to the settlement, the Company reversed $0.3 million of unrecognized tax benefits and interest during first quarter 2008 through goodwill. The amounts were previously recorded as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheet as of December 31, 2007.
     The income tax expense of $1.0 million for the quarter ended June 30, 2008 includes $182,000 for state income taxes for certain subsidiaries and $47,000 of net interest relating to uncertain tax positions taken by the Company. Income tax expense for the quarter ended June 30, 2007 was $1.2 million which included $323,000 of state income taxes payable and $125,000 of interest relating to uncertain tax positions taken by the Company and the amortization of certain indefinite lived assets which were excluded from the Company’s effective tax rate in 2007.
     Income tax expense for the six months ended June 30, 2008 was $1.1 million which includes $243,000 for state income taxes payable for certain subsidiaries and $63,000 of net interest relating to uncertain tax positions taken by the Company. For the six months ended June 30, 2007 income tax expense was $1.6 million which included $450,000 of state taxes payable and $245,000 of interest relating to uncertain tax provisions taken by the Company and the amortization of certain indefinite lived assets which was considered a discrete tax item for 2007 interim reporting.
     The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of June 30, 2008, U.S. tax returns for 2005, 2006 and 2007 remain subject to examination by Federal tax authorities. Tax returns for the years 2003 through 2007 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local tax filings.

NOTE 9 — SUBSEQUENT EVENTS
     In late 2007, the Company made a self-reporting disclosure to the U.S. Office of the Inspector General (“OIG”) of a potential violation of the Stark II law and regulations. The Company is discussing a possible settlement with the OIG that would include the payment of a civil penalty, and it is considering whether it has recourse against others with respect to the issue. The Company currently is unable to reasonably estimate the dollar amount of any settlement with OIG but believes the amount of any settlement with the OIG would not have a material adverse effect on the Company.
     In July 2008, the California Department of Health Care Services (“DHCS”) implemented a 10% reimbursement rate reduction to providers for various services, including pharmacy services. Since plans for the reduction were announced, lawsuits have been filed by several patient advocacy and pharmacy organizations. A temporary stay preventing the unilateral reimbursement cuts was invoked and then lifted in July. Legal challenges may continue. The Company is continuing to provide services to patients whose benefits are funded by Medi-Cal at the present time; however, management is currently evaluating the profitability impacts by plan and by drug and is considering the reduction of service for portions of the business that have become unprofitable. Approximately 1.5% of the Company’s sales are derived from this program. At this time, the Company is in the process of assessing whether such rate cuts would have a material adverse effect on its business, operations and financial results of operations in the second half of 2008 and in future periods. If management believes the reimbursement rate reduction would result in profit levels unacceptable to the Company, it would likely exit the Medi-Cal program at one or more of its facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to, statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with the integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things, risks associated with increased government regulation related to the health care and insurance industries in general and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations, the existence of complex laws and regulations relating to our business, achieving financial covenants under the “Facility” (defined below), declines and other changes in reimbursement rates from government and private payors, actions taken to lock-out our pharmacies from servicing certain plans, changes in revenue due to expiration of short-term contracts, increases or other changes in the Company’s acquisition cost for its products, changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”), which could have the effect of reducing prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
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

     Our specialty pharmaceutical services (“Specialty Services”) include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain medications and conditions. The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients, physicians, healthcare payors and pharmaceutical manufacturers. Our pharmacy benefit management services (“PBM Services”) include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM Services.
     Revenues from Specialty Services and PBM Services are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, pharmaceutical manufacturers, patients and physicians, as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively “Plan Sponsors”).
     Our Specialty Services are marketed and/or sold to Plan Sponsors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic and other complex health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.
     We are currently the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006. CAP is a voluntary program for physicians that offers them the option to obtain many of their Medicare Part B drugs and biologicals from us and have us, rather than the physician, bill CMS for the drug. The current CAP contract, which runs through December 31, 2008, contains provisions which require us to absorb cost increases from drug manufacturers for up to one year before CMS reimbursement rates are increased. Without modification to the reimbursement adjustment provisions, management believes the CAP program represents an unacceptable profit risk to us. As such, unless modified in a manner acceptable to us, we will cease providing service under the CAP program on December 31, 2008. Our exit of the CAP business is expected to reduce 2009 revenues by approximately $70 million and is expected to increase gross margin dollars, gross margin rate and operating profit in 2009.
     We recently received notification from Aetna that our network participation agreements with them will be terminated in the fourth quarter of 2008. Revenues associated with these network agreements are approximately $27.0 million annually. Management projects that the lost operating income associated with this contract will be offset by the favorable impact of exiting the CAP business and by expected cost savings including savings generated by a recently signed national shipping contract, which is expected to reduce distribution costs in the second half of the year.
     In July 2008, the California Department of Health Care Services (“DHCS”) implemented a 10% reimbursement rate reduction to providers for various services, including pharmacy services. Since plans for the reduction were announced, lawsuits have been filed by several patient advocacy and pharmacy organizations. A temporary stay preventing the unilateral reimbursement cuts was invoked and then lifted in July. Legal challenges may continue. We are continuing to provide services to patients whose benefits are funded by Medi-Cal at the present time; however, management is currently evaluating the profitability impacts by plan and by drug and is considering the reduction of service for portions of the business that have become unprofitable. Approximately 1.5% of our sales are derived from this program. At this time, we are in the process of assessing whether such rate cuts would have a material adverse effect on our business, operations and financial results of operations in the second half of 2008 and in future periods. If management believes the reimbursement rate reduction would result in profit levels unacceptable to us, we would likely exit the Medi-Cal program at one or more of our facilities.
     Commencing August 1, 2007, we were selected as one of two national specialty pharmacy providers of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare and its participating affiliates. In March 2008, we were designated as the sole specialty provider for those programs. Our agreement with United Healthcare (the “UHC Agreement”) runs for an initial term through December 31, 2008. The UHC agreement automatically renews on January 1 of each year unless terminated by either party ninety days prior to the next renewal date. We have no reason to believe that the UHC Agreement will not be renewed beyond 2008. However, at this time we have received no assurances that the UHC Agreement will renew for 2009 or, if renewed, that it will continue to be exclusive after such date. The failure of the UHC Agreement to be renewed after its initial term could have a material and adverse affect on our business, operations and financial results of operations in 2009.
     Our PBM Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our national PBM retail network and our own mail service distribution facility. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

     Over the past several years our strategic growth has been focused on building our Specialty Services. Consequently, Specialty Services revenues have grown to more than 80% of our total revenue.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting policies in the quarter ended June 30, 2008. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007.
Results of Operations
     In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and six month periods ended June 30, 2008 as compared to the same periods a year earlier.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Revenue	$348,440	100.0%	$294,737	100.0%	$675,911	100.0%	$590,955	100.0%
Gross profit	35,726	10.3%	32,909	11.2%	68,098	10.1%	65,465	11.1%
Income from operations	3,368	1.0%	2,503	0.8%	3,553	0.5%	2,638	0.4%
Interest expense, net	(677)	-0.2%	(856)	-0.3%	(1,262)	-0.2%	(1,940)	-0.3%

Income before income taxes	2,691	0.8%	1,647	0.6%	2,291	0.3%	698	0.1%

Net income (loss)	$1,619	0.5%	$482	0.2%	$1,142	0.2%	$(865)	-0.1%

     Revenue. Revenue for the second quarter of 2008 was $348.4 million as compared to revenue of $294.7 million in the second quarter of 2007. Specialty Services revenue for the second quarter of 2008 was $298.2 million as compared to revenue of $238.0 million for the same period a year ago, an increase of $60.2 million, or 25.3%. The increase is primarily due to additional revenues associated with sales from new Specialty Services payor contracts, including the UHC Agreement, preferred distribution arrangements with manufacturers, price increases driven by drug acquisition cost increases, and CAP revenue. PBM Services revenue for the second quarter of 2008 was $50.3 million, as compared to revenue of $56.8 million in the second quarter of 2007, a decrease of $6.5 million, or 11.4%. The decrease was primarily attributable to the termination or expiration of certain PBM contracts.
     Revenue for the six months ended June 2008 was $675.9 million as compared to revenue of $591.0 million for the same period in 2007. Specialty Services revenue for the six months ended June 30, 2008 was $575.5 million as compared to $472.9 million for the same period a year ago, an increase of $102.6 million, or 21.7%. The increase is primarily due to additional revenues associated with sales from new Specialty Services payor contracts, including the UHC Agreement, preferred distribution arrangements with drug manufacturers, price increases driven by drug acquisition cost increases, and CAP revenue. PBM Services revenue for the six months ended June 30, 2008 was $100.5 million as compared to $118.0 for the same period a year ago, a decrease of $17.5 million, or 14.8%, primarily attributable to the termination or expiration of certain PBM contracts.
     Cost of Revenue and Gross Profit. Cost of revenue for the second quarter of 2008 was $312.7 million as compared to $261.8 million for the same period in 2007. Gross margin as a percentage of revenue decreased to 10.3% in the second quarter of 2008 from 11.2% in the second quarter of 2007. The decline in gross margin from 2007 to 2008 is partially a result of business mix changes associated with new payor contracts. These contracts typically carry lower margins as a percentage of revenue due to market pricing demands associated with larger volume contracts. Additionally, the reduced profitability of the CAP business has contributed to the overall margin decline from the second quarter of 2007 to 2008. Finally, the second quarter of 2007 included a favorable settlement of previously reserved contractual allowances which favorably effected margins by 0.4%.
     Cost of revenue for the six months ended June 30, 2008 was $607.8 million as compared to $525.5 million for the same period in 2007. Gross margin as a percentage of revenue decreased to 10.1% for the six months ended June 30, 2008 from 11.1% for the six months ended June 30, 2007. The gross margin rate declined 0.7% as a result of planned payor mix changes described above. The gross profit rate also declined 0.4% due to drug acquisition cost increases. Many of the cost increases that impacted the first quarter of 2008 were remedied by increases in reimbursement rates or alternative sourcing late in the first quarter and early in the second quarter. Drug acquisition cost increases associated with the CAP business negatively impacted margins throughout the first six months of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2008 were $31.2 million, or 8.9% of total revenue, as compared to $28.9 million, or 9.8% of total revenue, for the same period in 2007. The increase in SG&A expense is primarily due to the addition of new retail and infusion locations, recognition of stock compensation expense over a shorter term and legal fees associated with increased state billing audits. The reduction in SG&A expense as a percentage of total revenue is due to our ability to grow the business without a comparable increase in SG&A expenses.
     Selling, general and administrative expenses for the six months ended June 30, 2008 were $62.2 million, or 9.2% of total revenue, as compared to $56.9 million, or 9.6% of total revenue, for the same period in 2007. The increase in SG&A expense is primarily due to the addition of new retail and infusion locations, recognition of stock compensation expense over a shorter term and legal fees associated with increased state billing audits. The reduction in SG&A expense as a percentage of total revenue is due to our ability to grow the business without a comparable increase in SG&A expenses.
     Bad Debt Expense. For the second quarter of 2008, bad debt expense was $0.7 million, or 0.2% of revenue, as compared to $1.0 million, or 0.4% of revenue, in the second quarter of 2007. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices as well as a large bad debt recovery related to the settlement of a prior year PBM customer bankruptcy claim. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     For the six months ended June 30 2008, bad debt expense was $1.4 million, or 0.2% of revenue, as compared to $4.0 million, or 0.7% of revenue, for the six months ended June 30, 2007. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices as well as a large bad debt recovery related to the settlement of a prior year PBM customer bankruptcy claim. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     Amortization of Intangibles. For the second quarter of 2008 we recorded amortization of intangibles of $0.5 million as compared to $0.5 million for the same period in 2007.
     For the six months ended June 30, 2008 we recorded amortization of intangibles of $1.0 million as compared to $1.9 million for the same period in 2007. The decrease in 2008 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007.
     Net Interest Expense. Net interest expense was $0.7 million for the second quarter of 2008 as compared to $0.9 million for the same period a year ago. Interest expense associated with our line of credit decreased during the second quarter of 2008 primarily due to lower average borrowing levels compared to last year. In addition, the borrowing rate decreased in the second quarter of 2008 as compared to a year ago due to improvement in our debt to earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“EBITDAO”) ratio and a decrease in the London Inter-Bank Offered Rate (“LIBOR”) interest rate index which our interest rates are based on.
     Net interest expense was $1.3 million for the six months ended June 30, 2008 compared to $1.9 million for the six months ended June 30, 2007. Interest expense associated with our line of credit decreased during the first half of 2008 primarily due to lower than average borrowing levels compared to last year.
     Provision for Income Taxes. Income tax expense of $1.1 million was recorded for the second quarter of 2008 on pre-tax net income of $2.7 million. This compares to $1.2 million of income tax expense on a pre-tax income of $1.6 million for the same period a year ago.

     Income tax expense of $1.2 million was recorded for the six months ended June 30, 2008 on pre-tax net income of $2.3 million. This compares to $1.6 million of income tax expense on a pre-tax income of $0.7 million for the same period a year ago. The 2008 tax provision includes the deferred tax expense relating to indefinite-lived assets in the Company’s estimated annual effective tax rate. During 2007, this item was treated as a discrete event in 2007 and it increased the interim effective tax rate.
     Net Income (loss) and Income (loss) Per Share. Net income for the second quarter of 2008 was $1.6 million, or $0.04 per share, as compared to a net income of $0.5 million, or $0.01 per share, for the same period last year.
     Net income for the six months ended June 30, 2008 was $1.1 million, or $0.03 per share, as compared to a net loss of $0.9 million, or $0.02 per share, for the six months ended June 30, 2007.
Liquidity and Capital Resources
     We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.
     Cash provided by operating activities totaled $17.7 million for the first six months of 2008 as compared to $12.5 million provided during the first six months of 2007. The cash provided by operating activities was primarily the result of increased accounts payable relating to the timing of vendor payments partially offset by increases in accounts receivable and inventory to support the growth in revenue.
     Net cash used in investing activities during the first six months of 2008 was $3.7 million as compared to $1.4 million for the same period in 2007. The change was driven primarily by the investment in our information technology infrastructure including a new pharmacy dispensing, clinical management and accounts receivable management system.
     For the six months ended June 30, 2008, net cash used in financing activities was $14.0 million as compared to net cash used in financing activities of $11.1 million for the same period in 2007, due to an increase in repayments on the Facility in 2008.
     At June 30, 2008, we had working capital of $53.0 million, an increase of $3.8 million, or 7.7%, over working capital of $49.2 million at December 31, 2007. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that cash expected to be generated from operating activities and the funds available under our current Facility will be sufficient to fund our anticipated working capital, information technology systems investments and other cash needs for the next twelve months as our business is currently configured.
     At June 30, 2008, there were $19.8 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $41.9 million at June 30, 2007, due to the timing of certain vendor payments. The Facility provides for borrowing up to $75.0 million at the LIBOR rate plus the applicable margin and permits us to request an increase in the amount available for borrowing to up to $100.0 million. It also permits us to convert a portion of any outstanding borrowing from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. The Facility term is through November 1, 2010.
     The weighted average interest rate on the Facility was 5.0% during the second quarter of 2008 as compared to 7.3% for the same period a year ago. At June 30, 2008 we had $55.2 million of credit available under the Facility.
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
     At June 30, 2008, we had Federal net operating loss carryforwards of approximately $31.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. We have post-apportioned state net operating loss carryforwards remaining of approximately $15.4 million, the majority of which will begin expiring in 2017 and later.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 30, 2008 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Based on our line of credit balance at June 30, 2008, a 1% increase in current market interest rates would have an impact of approximately $0.4 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At June 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.
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
     Based on their evaluation as of June 30, 2008, pursuant to Exchange Act Rule 13a-15(b), the company’s management, including its CEO and CFO, believe that our disclosure controls and procedures are effective.
     During the second quarter 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     During the quarter ended June 30, 2008, the complaint filed in the qui tam action captioned United States ex rel. Driscoll, et al. v. Serono, Inc., et al., Civil Action No. 00-11680GAO (D. Mass.), in which we were named as a defendant, was dismissed with prejudice.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	On April 29, 2008 we held our Annual Meeting of Stockholders (“the Annual Meeting”).

(b)	At the Annual Meeting, our stockholders elected Richard H. Friedman, Charlotte W. Collins, Louis T. DiFazio, Myron Z. Holubiak, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Steven K. Schelhammer as directors to serve until our next annual meeting of stockholders.

(c)	At the Annual Meeting our stockholders also approved the adoption of our 2008 Equity Incentive Plan as well as the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008. Set forth below are the final results of the voting at the annual meeting:
(i)	Election of Directors:

	For	Withheld
Charlotte W. Collins	34,738,596	673,317
Louis T. DiFazio	29,761,796	5,650,117
Richard H. Friedman	34,178,491	1,233,422
Myron Z. Holubiak	34,114,717	1,297,196
David R. Hubers	34,087,140	1,324,773
Richard L. Robbins	30,400,559	5,011,354
Stuart A. Samuels	34,784,120	627,793
Steven K. Schelhammer	34,065,476	1,346,437
(ii)	Adoption of the 2008 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
24,350,199	4,085,017	92,597	6,884,100
(iii)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008:

For	Against	Abstain	Broker Non-Votes
34,900,224	443,741	67,947	0

Item 5.	Other Information
     In late 2007, we made a self-reporting disclosure to the U.S. Office of the Inspector General (“OIG”) of a potential violation of the Stark II law and regulations. We are discussing a possible settlement with the OIG that would include the payment of a civil penalty, and it is considering whether we have recourse against others with respect to the issue. We currently are unable to reasonably estimate the dollar amount of any settlement with OIG but believe the amount of any settlement with the OIG would not have a material adverse effect on us.

Item 6.	Exhibits
(a) Exhibits.

Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2	Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2007, accession No. 0000950123-07-007569)

Exhibit 10.1	Employment Agreement letter dated May 30, 2008 from the Company to Richard H. Friedman, Chairman & CEO (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2008, accession No. 0000950123-08-006507)

Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
Date: August 5, 2008	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer, Treasurer and Principal Accounting Officer