Form 10-Q
period 2008-09-30
BioScrip, Inc.
filed 2008-11-06
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On November 1, 2008, there were 38,680,447 outstanding shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $13,547 and $12,083 at September 30, 2008 and December 31, 2007, respectively	163,534	128,969
Inventory	36,155	33,598
Prepaid expenses and other current assets	3,364	1,434

Total current assets	203,053	164,001
Property and equipment, net	14,381	11,742
Other assets	664	478
Goodwill	114,538	114,824
Intangible assets, net	4,327	5,777

Total assets	$336,963	$296,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$55,024	$33,778
Accounts payable	71,171	57,342
Claims payable	6,043	5,164
Amounts due to plan sponsors	5,805	4,568
Accrued expenses and other current liabilities	9,714	13,936

Total current liabilities	147,757	114,788
Deferred taxes	14,194	12,754
Income taxes payable	3,384	3,077

Total liabilities	165,335	130,619

Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,356,448, and 41,331,346, respectively; shares outstanding; 38,403,357 and 38,250,633, respectively	4	4
Treasury stock, shares at cost: 2,475,856 and 2,436,642, respectively	(9,662)	(9,399)
Additional paid-in capital	247,322	244,186
Accumulated deficit	(66,036)	(68,588)

Total stockholders’ equity	171,628	166,203

Total liabilities and stockholders’ equity	$336,963	$296,822

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$359,427	$297,580	$1,035,338	$888,535
Cost of revenue	323,346	262,211	931,159	787,701

Gross profit	36,081	35,369	104,179	100,834
Selling, general and administrative expenses	31,375	30,965	93,580	87,823
Bad debt expense	1,413	766	2,786	4,805
Amortization of intangibles	484	484	1,451	2,414

Income from operations	2,809	3,154	6,362	5,792
Interest expense, net	(669)	(728)	(1,931)	(2,668)

Income before income taxes	2,140	2,426	4,431	3,124
Tax provision	730	760	1,879	2,323

Net income	$1,410	$1,666	$2,552	$801

Income per common share
Basic	$0.04	$0.04	$0.07	$0.02
Diluted	$0.04	$0.04	$0.07	$0.02
Weighted average common shares outstanding
Basic	38,403	37,603	38,359	37,532
Diluted	38,934	38,480	39,187	37,957
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,552	$801
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,234	3,111
Amortization	1,451	2,414
Change in deferred income tax	1,440	2,151
Compensation under stock-based compensation plans	2,859	1,848
Bad debt expense	2,786	4,805
Changes in assets and liabilities
Receivables, net	(37,351)	5,037
Inventory	(2,557)	88
Prepaid expenses and other assets	(2,116)	832
Accounts payable	13,829	2,763
Claims payable	879	(3,169)
Amounts due to plan sponsors	1,237	(5,663)
Accrued expenses and other liabilities	(3,629)	4,449

Net cash (used in) provided by operating activities	(15,386)	19,467

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(5,873)	(2,989)

Net cash used in investing activities	(5,873)	(2,989)

Cash flows from financing activities:
Borrowings on line of credit	1,042,246	891,110
Repayments on line of credit	(1,021,001)	(907,847)
Surrender of stock to satisfy minimum tax withholding	(262)	(156)
Net proceeds from exercise of employee stock compensation plans	276	425
Principal payments on capital lease obligations	—	(10)

Net cash provided by (used in) financing activities	21,259	(16,478)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents — beginning of period	—	—

Cash and cash equivalents — end of period	$—	$—

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,092	$2,785

Cash paid during the period for income taxes	$236	$966

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
     The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.
     Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activity — an amendment to FASB Statement No. 133 (“SFAS 161”), which becomes effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires companies to disclose their objectives and strategies for using derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, performance and cash flows. SFAS 161 will become effective for the Company beginning January 1, 2009. The Company does not believe that it will have a material impact on its results of operations, financial position or cash flows.
     In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also provides reporting requirements that identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Company beginning January 1, 2009. The Company does not believe that it will have a material impact on its results of operations, financial position or cash flows at time of adoption.
     In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 the FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective January 1, 2008 for its financial assets and liabilities, which had no material impact on its results of operations or financial position. The Company does not believe the adoption of SFAS 157 for non-financial assets and liabilities in 2009 will have any material impact on its results of operations, financial position or cash flows.

     In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R establishes principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company does not expect the adoption of SFAS 141R to have a material impact on its results of operations, financial position or cash flows unless it enters into a business combination after January 1, 2009.
NOTE 3 — EARNINGS PER SHARE
     The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,410	$1,666	$2,552	$801

Denominator — Basic:
Weighted average number of common shares outstanding	38,403	37,603	38,359	37,532

Basic income per common share	$0.04	$0.04	$0.07	$0.02

Denominator — Diluted:
Weighted average number of common shares outstanding	38,403	37,603	38,359	37,532
Common share equivalents of outstanding stock options and restricted awards	531	877	828	425

Total diluted shares outstanding	38,934	38,480	39,187	37,957

Diluted income per common share	$0.04	$0.04	$0.07	$0.02

     Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 were 4,716,212 shares and 3,839,179 shares, respectively, which are issuable upon the exercise of outstanding stock options. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 were 5,297,797 and 8,112,214 shares, respectively, which are issuable upon the exercise of outstanding stock options. The inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.
NOTE 4 — STOCK-BASED COMPENSATION PLANS
     Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards to employees and directors. Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008 and prior to the approval and adoption of the 2008 Plan on April 29, 2008, as well as forfeitures, expirations or awards thereunder otherwise settled in cash after the adoption thereof). The Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”). Upon adoption of the 2008 Plan, no further grants may be made under the 2001 Plan. As of September 30, 2008, there were 1,797,925 shares remaining available for grant under the 2008 Plan.
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
     The Company recognized compensation expense related to stock options of $0.4 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and stock option related compensation expense of $1.7 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model. Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	—	54.0%	51.2%	54.7%
Risk-free interest rate	—	4.76%	3.86%	4.76%
Expected life of options	—	6.1 years	5.7 years	5.2 years
Dividend rate	—	—	—	—
Fair value of options	—	$3.05	$3.50	$1.98
     No stock options or other equity-based incentive grants were made during the three months ended September 30, 2008 and as such, no binomial pricing model assumptions for new grants were established.
     At September 30, 2008, there was $3.9 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 1.8 years.
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
     The Company recognized compensation expense related to restricted stock awards of $0.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and compensation expense related to restricted stock awards of $1.2 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively.
     As of September 30, 2008, there was $2.3 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 2.9 years.
     Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.
Performance Units
     Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee establishes the terms and conditions of the performance units, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million with respect to performance units for any given year. No performance units have been granted under the 2008 plan or the other plans.
NOTE 5 — OPERATING SEGMENTS
     The Company operates in two reporting segments: Specialty Services and PBM Services. The Company evaluates the performance of its operating segments and allocates resources based on income from operations and growth potential.
     Revenues from Specialty Services and PBM Services are derived from the Company's relationships with healthcare payors including managed care organizations, government funded and/or operated programs, pharmaceutical manufacturers, patients and physicians as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively “Plan Sponsors”).
     The Specialty Services segment is comprised of the Company’s specialty pharmacy distribution and therapy management services. Specialty Services distribution occurs locally through the Company’s community pharmacies and on a national basis through the Company’s mail service facilities as well as through its infusion pharmacies. Infusion services are provided to patients who require infused medications either in the home or at alternate sites including a physician’s office or the Company’s ambulatory infusion sites.
     The PBM Services segment is comprised of the Company’s integrated pharmacy benefit management, cash discount card programs and traditional mail services. These services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit management services, which include the distribution of prescription medications by mail for plan members who receive traditional maintenance medications.

Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Results of Operations:
Revenue:
Specialty Services	$307,135	$244,530	$882,590	$717,475
PBM Services	52,292	53,050	152,748	171,060

Total	$359,427	$297,580	$1,035,338	$888,535

(Loss) income from operations:
Specialty Services	$(397)	$661	$(2,883)	$(2,054)
PBM Services	3,206	2,493	9,245	7,846

Total	2,809	3,154	6,362	5,792

Interest expense	669	728	1,931	2,668
Income tax expense	730	760	1,879	2,323

Net income:	$1,410	$1,666	$2,552	$801

Capital expenditures:
Specialty Services	$1,844	$1,412	$4,820	$2,634
PBM Services	327	174	1,053	355

Total	$2,171	$1,586	$5,873	$2,989

Depreciation Expense:
Specialty Services	$1,008	$935	$2,870	$2,742
PBM Services	128	125	364	369

Total	$1,136	$1,060	$3,234	$3,111

Total Assets
Specialty Services			$269,201	$228,613
PBM Services			67,762	63,379

Total			$336,963	$291,992

     Certain prior period segment data has been reclassified to conform to the current year’s presentation. These reclassifications had an immaterial effect on previously reported segment data.
     The following table sets forth by segment, contracts with Plan Sponsors that accounted for revenues in excess of 10% of the Company’s total revenues for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
PBM Services Revenue from Plan Sponsor	$27,973	$28,495	$85,229	$86,728
Specialty Services Revenue from Plan Sponsor	534	3,626	23,833	22,301

Total Services Revenue from Plan Sponsor	$28,507	$32,121	$109,062	$109,029

	8%	11%	11%	12%

NOTE 6 — CONCENTRATION OF CREDIT RISK
     The Company provides trade credit to its customers in the normal course of business. One customer accounted for approximately 11% and 11% of revenues during the nine month periods ended September 30, 2008 and 2007, respectively, and 20% and 16% of accounts receivable as of September 30, 2008 and 2007, respectively.
NOTE 7 — LINE OF CREDIT
     On August 11, 2008, the Company’s revolving credit facility (“Facility”) with Healthcare Finance Group, Inc. (“HFG”) was amended and increased by $10.0 million to provide for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin. The term of the Facility runs through November 1, 2010. Under the terms of the Facility, the Company may request an increase in the amount available for borrowing up to $100.0 million, and to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility. There was $30.0 million available for borrowing under the Facility as of September 30, 2008. The weighted average interest rate on the Facility during the quarter ended September 30, 2008 was 4.4% compared to 7.4% for the quarter ended September 30, 2007.
     The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility. The Company was in compliance with all the covenants contained in the agreements as of September 30, 2008.
NOTE 8 — INCOME TAXES
     The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes. The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates and in 2008 includes deferred tax expense relating to the indefinite-lived assets. In 2007, and prior, due to the history of operating losses, the deferred tax expense relating to indefinite-lived assets was treated as a discrete item for purposes of determining the quarterly provision for income taxes, resulting in the expense being recognized evenly throughout the year.
     Since December 31, 2006, the Company fully reserved its deferred tax assets as it concluded that it was more likely than not that its deferred tax assets would not be utilized. The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets. If the Company determines in a future period that it is more likely than not that the deferred tax assets will be utilized, the Company will reverse all or part of the valuation allowance for its deferred tax assets.
     The Company's effective tax rate for the quarter ended September 30, 2008 was 34.1% or $0.7 million. The Company's effective tax rate for the quarter ended September 30, 2007 was 31.3% or $0.8 million.
     The Company's effective tax rate for the nine months ended September 30, 2008 was 42.4% or $1.9 million. For the nine months ended September 30, 2007 The Company's effective tax rate was 74.4% or $2.3 million. The decrease in the 2008 effective tax rate was primarily due to the Company’s treatment of the deferred tax expense on indefinite-lived assets discussed above.
     The Company and its subsidiaries file income tax returns with Federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of September 30, 2008, U.S. tax returns for 2005, 2006 and 2007 remain subject to examination by Federal tax authorities. Tax returns for the years 2004 through 2007 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local tax filings.
NOTE 9 — LEGAL PROCEEDINGS
     The Company has entered into a civil settlement with the U.S. Office of the Inspector General (“OIG”) resulting in a $795,000 payment, which is included in the financial results of operations for the quarter ending September 30, 2008. The matters which give rise to this settlement relate to the period of 2003 to 2006 and were self-reported by the Company through its compliance program in late 2006.

NOTE 10 — CHANGES IN THE STATUS OF LONG-TERM CONTRACTS AND INTERIM IMPAIRMENT TEST
     The Company has announced changes in the status of three long-term Specialty Services contracts over the course of the last several months. Those are (a) the decision of UnitedHealthcare Group (“UHC”) to internalize services for HIV/AIDS and solid organ transplant drugs starting in the first quarter of 2009, (b) Aetna Inc.’s decision to modify and reduce they Company's network participation in retail and specialty networks, and (c) the expiration of the Competitive Acquisition Program (“CAP”) with the Centers for Medicare and Medicaid Services effective December 31, 2008. Based on 2008 revenue levels, the combined effects of these three contractual changes are expected to reduce 2009 revenues by approximately $185.0 million, or 13.0%.
     The Company tests the carrying amount of goodwill and other indefinite-lived intangible assets annually in the fourth quarter in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that an interim test for impairment be performed when market conditions or other circumstances indicate that impairment may have occurred. The Company determined the changes in the Specialty Service contracts listed above and current market conditions represent events which necessitate an interim evaluation of the carrying value of its goodwill for impairment.
     SFAS No. 142 requires a two-step process for the testing of goodwill impairment. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, the analysis proceeds to the second step. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The measurement of possible impairment is based upon the comparison of the fair value of each reporting unit with the book value of its assets.
     As of September 30, 2008, goodwill is associated entirely with the Specialty Services reporting unit. The Company performed step one on the SFAS No. 142 goodwill impairment test and concluded that the fair value of the Specialty Services reporting unit exceeded its carrying value as of September 30, 2008. As such, step two was not required to be performed and no impairment loss has been recorded. The Company will perform its annual goodwill impairment test in the fourth quarter.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (this “Report”).
     This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:
•	Statements relating to our business development activities;

•	Sales and marketing efforts;

•	Status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	Future capital expenditures;

•	Effects of regulation and competition in our business; and

•	Future operation performance.
     Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. These factors include, among other things:
•	Risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations;

•	Existence of complex laws and regulations relating to our business;

•	Achieving financial covenants under the “Facility” (defined below);

•	Declines and other changes in revenue due to expiration of short-term contracts;

•	Network lock-outs and decisions to in-source by health insurers;

•	Unforeseen problems arising from contract terminations;

•	Increases or other changes in the Company’s acquisition cost for its products;

•	Changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”); and

•	Reductions in Federal and state reimbursement.
     The changes in industry pricing benchmarks could have the effect of reducing prices and margins, including the impact of a proposed settlement in a class action case involving First DataBank, an AWP reporting service, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.
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
     Our specialty pharmaceutical services (“Specialty Services”) include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain medications and conditions. The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients and physicians. Our pharmacy benefit management services (“PBM Services”) include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment. These services are reported under two operating segments: (i) Specialty Services; and (ii) PBM Services.
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
     We are currently the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006. CAP is a voluntary program for physicians that offers them the option to obtain many of their Medicare Part B drugs and biologicals from us and have us, rather than the physician, bill CMS for the price of the drug. As currently designed, CAP represents unacceptable profit risk to us due to provisions which delay, for up to one year, reimbursement rate increases to correspond to cost increases from drug manufacturers. The current CAP contract expires December 31, 2008 at which time we will no longer service CAP, and it is unclear if CMS will continue the CAP program. The exit of the CAP business is expected to reduce 2009 revenues by approximately $75.0 million and is expected to increase our gross margin as a percentage of revenues.
     In the second quarter of 2008, some of our pharmacies were notified by Aetna that its network participation agreements with them would be terminated during the third and fourth quarters of 2008. Since that time, we have been in the process of renegotiating new contracts with Aetna to participate in its retail and specialty networks on a limited basis, although at lower revenue levels. Our ancillary provider agreement for the provision of home infusion products and services remains in effect and has not seen any material change in revenues or associated gross or operating profits. The net impact of changes in network participation with Aetna is expected to reduce 2009 revenues by $12.7 million and have an insignificant impact on gross margin as a percentage of revenue.
     Since August 1, 2007, we have been the sole national specialty pharmacy providers of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare (“UHC”) and its participating affiliates. On September 11, 2008, we were notified by UHC of its intention to internalize services for HIV/AIDS and solid organ transplant drugs for their members effective

January 31, 2009 and March 31, 2009, respectively. This contract termination will have no impact on 2008 results of operations and is expected to reduce 2009 revenues by $97.0 million and increase gross margin as a percentage of revenue.
     The combined effects of these three contractual changes are expected to reduce 2009 revenues by approximately $185.0 million, or 13.0%. However, the gross margin percentages on these three contracts were significantly below our historic consolidated gross margin percentages on our overall business. As such, gross margins as a percentage of revenues are expected to increase to more historical levels before the commencement of these high volume, lower margin contracts. We have developed cost reduction plans that are expected to lower operating expenses in conjunction with the volume decreases as we cease serving these contracts. We intend to reduce corporate and other overhead and secure other cost savings to eliminate the impact on our operating income.
     Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) requires that an interim test for impairment be performed when market conditions or other circumstances indicate that impairment may have occurred. We determined the changes in the Specialty Service contracts listed above and current market conditions represent events which necessitate an interim evaluation of the carrying value of our goodwill for impairment.
      As of September 30, 2008, goodwill is associated entirely with the Specialty Services reporting unit. We performed step one on the SFAS No. 142 goodwill impairment test and concluded that the fair value of the Specialty Services reporting unit exceeded its carrying value as of September 30, 2008. As such, step two was not required to be performed and no impairment loss has been recorded. We will perform our annual goodwill impairment test in the fourth quarter.
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
Critical Accounting Estimates
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended September 30, 2008. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2007.
Results of Operations
     In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and nine month periods ended September 30, 2008 as compared to the same periods a year earlier.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Revenue	$359,427	100.0%	$297,580	100.0%	$1,035,338	100.0%	$888,535	100.0%
Gross profit	36,081	10.0%	35,369	11.9%	104,179	10.1%	100,834	11.3%
Income from operations	2,809	0.8%	3,154	1.1%	6,362	0.6%	5,792	0.7%
Interest expense, net	(669)	-0.2%	(728)	-0.2%	(1,931)	-0.2%	(2,668)	-0.3%

Income before income taxes	2,140	0.6%	2,426	0.8%	4,431	0.4%	3,124	0.4%

Net income	$1,410	0.4%	$1,666	0.6%	$2,552	0.2%	$801	0.1%

     Revenue. Revenue for the third quarter of 2008 was $359.4 million as compared to revenue of $297.6 million in the third quarter of 2007. Specialty Services revenue for the third quarter of 2008 was $307.1 million as compared to revenue of $244.5 million for the same period a year ago, an increase of $62.6 million, or 25.6%. That increase is primarily due to additional revenues associated with sales from new Specialty Services payor contracts, including the UHC Agreement, preferred distribution arrangements with manufacturers and CAP revenue. PBM Services revenue for the third quarter of 2008 was $52.3 million, as compared to revenue of $53.1 million in the third quarter of 2007, a decrease of $0.8 million, or 1.5%. The decrease was primarily attributable to the termination of our contract with ExcelleRx offset by growth in our cash discount card programs.
     Revenue for the nine months ended September 30, 2008 was $1,035.3 million as compared to $888.5 million for the same period in 2007. Specialty Services revenue for the nine months ended September 30, 2008 was $882.6 million as compared to $717.5 million for the same period a year ago, an increase of $165.1 million, or 23.0%. That increase is primarily due to the reasons identified above. PBM Services revenue for the nine months ended September 30, 2008 was $152.7 million as compared to $171.1 million for the same period a year ago, a decrease of $18.4 million, or 10.8%, due to the termination of our contract with ExcelleRx offset by growth in our cash discount card programs.
     Cost of Revenue and Gross Profit. Cost of revenue for the third quarter of 2008 was $323.3 million as compared to $262.2 million for the same period in 2007. Gross margin as a percentage of revenue decreased to 10.0% in the third quarter of 2008 from 11.9% in the third quarter of 2007. Gross margin dollars during the third quarter of 2008 were $36.1 million, or an increase of $0.7 million from 2007, which was $35.4 million. The decline in gross margin percentage from 2007 to 2008 is partially a result of the addition of higher revenue, lower margin business. Additionally, the reduced profitability of the CAP business has contributed to the overall margin decline from the third quarter of 2007 to 2008. Finally, the third quarter of 2007 included a favorable settlement of previously reserved contractual allowances which favorably affected prior year margins.
     Cost of revenue for the nine months ended September 30, 2008 was $931.2 million as compared to $787.7 million for the same period in 2007. Gross margin as a percentage of revenue decreased to 10.1% for the nine months ended September 30, 2008 from 11.3% for the nine months ended September 30, 2007. Gross margin dollars for the nine months ended September 30, 2008 were $104.2 million, an increase of $3.4 million from 2007, which was $100.8 million. The gross margin rate declined as a result of planned payor mix changes described above. Drug acquisition cost increases associated with the CAP business negatively impacted margins throughout the first nine months of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the third quarter of 2008 were $31.4 million, or 8.7% of total revenue, as compared to $31.0 million, or 10.4% of total revenue, for the same period in 2007. The increase in SG&A is primarily due to the settlement during the quarter with the U.S. Office of the Inspector General (“OIG”) for $0.8 million offset by reductions in employment expenses and professional services. The reduction in SG&A as a percentage of total revenue is due to our ability to grow the business without corresponding increases in SG&A.
     SG&A for the nine months ended September 30, 2008 was $93.6 million, or 9.0% of total revenue, as compared to $87.8 million, or 9.9% of total revenue, for the same period in 2007. The increase in SG&A expense is primarily due to the addition of new retail and infusion locations, recognition of stock compensation expense over a shorter term and legal fees associated with increased governmental and commercial billing audits, as well as the settlement during the third quarter with the OIG for $0.8 million. The reduction in SG&A as a percentage of total revenue is due to our ability to grow the business without corresponding increases in SG&A.
     Bad Debt Expense. For the third quarter of 2008, bad debt expense was $1.4 million, or 0.4% of revenue, as compared to $0.8 million, or 0.3% of revenue, in the third quarter of 2007. The increase in bad debt expense is primarily due to the level of large bad debt recoveries on previously reserved amounts in the third quarter of 2007. In 2008, bad debt recoveries on previously reserved amounts continue to occur, but with less financial impact. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     For the nine months ended September 30, 2008, bad debt expense was $2.8 million, or 0.3% of revenue, as compared to $4.8 million, or 0.5% of revenue, for the nine months ended September 30, 2007. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices as well as a large bad debt recovery related to the settlement of a prior year PBM customer bankruptcy claim which occurred in the second quarter of 2008. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.
     Amortization of Intangibles. For the third quarter of 2008 we recorded amortization of intangibles of $0.5 million as compared to $0.5 million for the same period in 2007.
     For the nine months ended September 30, 2008 we recorded amortization of intangibles of $1.5 million as compared to $2.4 million for the same period in 2007. The decrease in 2008 was primarily the result of certain intangible assets becoming fully amortized in the first quarter of 2007. In 2009 we expect a decrease of approximately $0.6 million in annual amortization as certain intangible assets will become fully amortized at the end of 2008.
     Net Interest Expense. Net interest expense was $0.7 million for the third quarter of 2008 as compared to $0.7 million for the same period a year ago.

     Net interest expense was $1.9 million for the nine months ended September 30, 2008 compared to $2.7 million for the nine months ended September 30, 2007. Interest expense associated with our line of credit decreased during the first nine months of 2008 primarily due to lower borrowing rates.
     Provision for Income Taxes. Income tax expense of $0.7 million was recorded for the third quarter of 2008 on pre-tax net income of $2.1 million. This compares to $0.8 million of income tax expense on a pre-tax income of $2.4 million for the same period a year ago.
     Income tax expense of $1.9 million was recorded for the nine months ended September 30, 2008 on pre-tax net income of $4.4 million. This compares to $2.3 million of income tax expense on a pre-tax income of $3.1 million for the same period a year ago. The 2008 tax provision includes the deferred tax expense relating to indefinite-lived assets in the Company’s estimated annual effective tax rate. During 2007, this item was treated as a discrete event in 2007 and it had a greater increase on the interim effective tax rate.
     Net Income and Income Per Share. Net income for the third quarter of 2008 was $1.4 million, or $0.04 per diluted share, as compared to a net income of $1.7 million, or $0.04 per diluted share, for the same period last year.
     Net income for the nine months ended September 30, 2008 was $2.6 million, or $0.07 per diluted share, as compared to net income of $0.8 million, or $0.02 per diluted share, for the nine months ended September 30, 2007.
Liquidity and Capital Resources
     We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.
     Cash used in operating activities totaled $15.4 million for the nine months of 2008 as compared to $19.5 million of cash provided by operating activities during the nine months of 2007. The cash used in operating activities was primarily the result of growth in accounts receivable and inventory associated with increased revenues on the CAP program and UHC Agreement partially offset by an increase in accounts payable.
     Net cash used in investing activities during the nine months of 2008 was $5.9 million as compared to $3.0 million for the same period in 2007. The increase was primarily the result of our investment in our information technology infrastructure including a new pharmacy dispensing, clinical management and accounts receivable management system.
     For the nine months ended September 30, 2008, net cash provided by financing activities was $21.3 million as compared to net cash used in financing activities of $16.5 million for the same period in 2007, due to an increase in borrowings on the Facility in 2008.
     At September 30, 2008, we had working capital of $55.3 million, an increase of $6.1 million, or 12.4%, over working capital of $49.2 million at December 31, 2007. As we continue to grow, we anticipate that our working capital needs will also continue to increase. We believe that cash expected to be generated from operating activities and the funds available under our current Facility will be sufficient to fund our anticipated working capital, information technology systems investments and other cash needs for the next twelve months as our business is currently configured.
     At September 30, 2008, there were $55.0 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $36.2 million at September 30, 2007, due to the timing of certain vendor payments. On August 11, 2008, the Company’s revolving credit facility (“Facility”) with HFG was amended and increased by $10.0 million to provide for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) plus an applicable margin. The term of the Facility runs through November 1, 2010. Under the terms of the Facility, the Company may request an increase in the amount available for borrowing up to $100.0 million, and to convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivable balances and other related collateral as security under the Facility. At September 30, 2008 we had $30.0 million of credit available under the Facility.
     The weighted average interest rate on outstanding borrowings under the Facility was 4.4% during the third quarter of 2008 as compared to 7.4% for the same period a year ago. The borrowing rate decreased in the third quarter of 2008 as compared to a year ago due to improvement in our debt to earnings before interest, taxes, depreciation, amortization and stock-based compensation expense ratio and a decrease in the LIBOR interest rate index which our interest rates are based on. We expect interest rates to increase 0.6%

in the fourth quarter of 2008 if LIBOR remains stable. However, LIBOR experienced high volatility during the third quarter of 2008 and it is difficult to predict rates for the fourth quarter of 2008.
     The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility. We were in compliance with all covenants as of September 30, 2008.
     We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.
     At September 30, 2008, we had Federal net operating loss carryforwards of approximately $29.9 million, of which $8.5 million is subject to an annual limitation, all of which will begin expiring in 2017 and later. We have state net operating loss carryforwards remaining of approximately $15.4 million, the majority of which will begin expiring in 2017 and later.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 30, 2008 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this report. Based on our line of credit balance at September 30, 2008, a 1% increase in current market interest rates would have an impact of approximately $0.6 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.
     At September 30, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.
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
     Based on their evaluation as of September 30, 2008, pursuant to Exchange Act Rule 13a-15(b), the company’s management, including its CEO and CFO, believe that our disclosure controls and procedures are effective.
     During the third quarter 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
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

BIOSCRIP, INC.
Date: November 6, 2008	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer, Treasurer
and Principal Accounting Officer