Form 10-K
period 2008-12-31
BioScrip, Inc.
filed 2009-03-05
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73,200,585 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On February 27, 2009 there were outstanding 38,718,278 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2008;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding general economic and business conditions;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business; and

•	our ability to maintain contracts and relationships with our customers;

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

Our business is reported under two operating segments: (i) specialty pharmaceutical services (“Specialty Services”); and (ii) pharmacy benefit management (“PBM”) services (“PBM Services”). Our Specialty Services include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided directly to patients and physicians.  Our PBM Services include pharmacy network management, claims processing, formulary and benefit design, clinical services, drug utilization review, discount prescription card programs and traditional mail order pharmacy fulfillment.

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

Our PBM Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy benefit management services through our national PBM retail network and our own mail order facilities.  We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs.  Under such programs we derive revenue on a per claim basis from our dispensing network pharmacies.

Specialty Services

Our Specialty Services business offers a comprehensive integrated healthcare service model providing: (i) local prescription fulfillment, distribution and patient management services through our BioScrip community pharmacy network where we stock medications and provide specialized support and counseling to patients at the point of sale or through delivery; (ii) national specialty drug fulfillment, distribution and patient management services to patients, health plans, manufacturers and physicians through our mail order facilities; and (iii) drug infusion services through our infusion pharmacies for patients requiring infused medications in the home, a physician’s office or  ambulatory infusion site.

We own and operate 39 specialty pharmacies comprised of community pharmacies, located in major metropolitan areas across the United States; mail order pharmacies; and infusion pharmacies. While all of our locations are full-service pharmacies that carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we primarily focus on serving patient populations with chronic health conditions, including:

•	Dermatology
•	Psoriasis

•	Endocrinology
•	Growth Hormones, Thyroid Cancer

•	Hematology
•	Sickle Cell Anemia/Thalassemia, Myelodysplastic Syndromes, Bleeding Disorders/Hemophilia

•	Neurology
•	Multiple Sclerosis, Neuropathies

•	Oncology
•	In office Infusions, Oral Oncolytics, Supportive Medications

•	Rheumatology/Orthopedic
•	Rheumatoid Arthritis, Osteoarthritis, Osteoporosis

•	Transplant
•	Solid Organ, Bone Marrow Transplant

•	Virology
•	HIV/AIDS, Hepatitis A, B & C, Respiratory Syncytial Virus

The patients we service typically have prescription or medical drug coverage through commercial insurance, Medicare, Medicaid and/or other governmental programs, and we are primarily reimbursed by the patient’s insurer at a contracted rate or our “usual and customary” rate for the specific drug and/or service provided to the customer.  Our Specialty Services programs are designed to optimize the therapeutic outcomes for patients while achieving

Plan Sponsors’ and/or pharmaceutical manufacturer’s program goals.  These goals include appropriate utilization of therapies, improved patient compliance and adherence rates, reduced expenditures through discounted drug rates and utilization reporting. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) access utilization data to manage better healthcare outcomes; and (ii) measure cost, utilization, prescribing and other pharmacy trends.

Medication Dispensing and Distribution

We carry a full range of prescription medications and are able to dispense nearly all prescription medications for acute and chronic diseases and conditions. As a specialty pharmacy provider our mail and community pharmacy locations also carry hard to find and hard to handle medications that are generally more expensive or more complex than medications carried by retail or traditional pharmacies which typically focus on acute care.

Special shipping and handling techniques in compliance with a manufacturer’s specific  requirements are employed, including refrigeration and shipping with dry-ice packs.  When necessary, we provide the drug product along with supplies and equipment needed for administration.

Our pharmacies also deliver medications to physicians’ offices for in-office administration. The majority of our business is patient-specific dispensing, whereby we receive a prescription for a medication and bill the appropriate party or parties for reimbursement of the drug, which may include Plan Sponsors, manufacturers and/or the patient.  In some instances we deliver drugs on a wholesale basis directly to qualified healthcare professionals or institutions including physicians and in some cases other specialty pharmacy providers or wholesalers.

Billing and Coordination of Benefits

Our pharmacies offer comprehensive billing, patient reimbursement and coordination of benefits (“COB”) services under both a patient’s pharmacy and medical benefits. Our pharmacy locations are contracted with nearly all Federal and state governmental benefit programs including Medicare, Medicaid, and state benefit programs such as AIDS Drug Assistance Programs (“ADAPs”) as well as other Ryan White-funded programs. In addition, our pharmacies participate in most of the pharmacy benefit management networks; as well as with managed care organizations directly.

Our comprehensive COB services help patients with multiple sources of insurance and/or government assistance handle complex insurance billing and reimbursement challenges which, if not performed properly, can lead to non-compliance with the prescribed drug therapy and prescription refills. Retail pharmacies and many of our competitors in the specialty pharmacy arena do not typically provide COB services; we believe providing this service is a major differentiator from our competitors.  We facilitate comprehensive assistance to patients through third party sources in order to identify financial programs and obtain funding for patients who are unable to afford their out-of-pocket expenditures, including co-payments.  We work with a variety of assistance organizations and pharmaceutical manufacturers to obtain this type of funding on the patients’ behalf.  Co-payments and coinsurance payments are diligently pursued for collection unless approved financial hardship exemptions are in effect.

Specialty Therapy Management

We design and administer clinical programs to maximize the benefits of pharmaceutical utilization as a tool in achieving pharmaceutical therapy goals for certain targeted disease states. Our programs focus on preventing high-risk adverse events through the appropriate use of pharmaceuticals while eliminating unnecessary or duplicate therapies. Key components of these programs include patient education and training, integration of care between pharmacy and medical health disciplines, monitoring of patient compliance, measurement of the care process and quality, and providing feedback for continuous improvement in achieving therapy goals. The goal of these services is to improve patient outcomes and lower overall healthcare costs.

Our bioscripcare™ patient care programs are designed to address the changing nature of pharmaceutical care.  The complexity of therapy has increased greatly resulting in the need for improved patient therapy management. Interactions with nurses and physicians have been reduced primarily to scheduled follow-up appointments leaving days, weeks and potentially months for patients to navigate their therapy regimen on their own.  We believe the added complexity combined with reduced follow-up has created a void in the healthcare delivery process. Improvements in therapy have not necessarily resulted in significant improvement of health outcomes. Compliance continues to be one of the most significant determinants in health outcomes.

In addition to therapy complexity and healthcare delivery, changes in the specialty pharmacy environment have impacted care delivery. The acquisition of specialty pharmacies by large PBMs has resulted in considerable inconsistency among the programs available today. Consequently, we believe patient care and compliance has deteriorated resulting in unmet patient needs.

We believe that our bioscripcare™ patient care programs address these unmet needs by providing the optimal structure of patient care through consistent assessment and intervention, ongoing education management and adherence and persistence management resulting in improved patient healthcare delivery. Also, as part of our normal business operations for refill management, we initiate monthly telephonic interactions with patients. During the course of these calls, important demographic, therapy and compliance data are gathered. Modifying the existing refill call process by including additional scripted survey questions specific to targeted disease states results in a significantly more robust data gathering process that lead to important health outcome measures.

Our programs incorporate Healthcare Effectiveness Data and Information Set (“HEDIS”), National Committee for Quality Assurance (“NCQA”) measures and Disease Management Association of America (“DMAA”): The Care Continuum Alliance guidelines.  Measurement, analysis, as well as improvement and repetition are key components of our regular program reviews. Our programs remain dynamic through our focus on continual improvement.  Some of the components of the programs are described below:

•	Professional Intervention

Most of the disease states and conditions we support require complex, multi-drug regimens for treatment, many of which have potential adverse side effects and drug interactions. Our pharmacists review prescriptions presented for a patient against that patient’s medical history, his or her past and current medication usage, and clinical references known to us in order to insure that the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem they contact the prescriber or patient to discuss that patient’s case and alternative medications.

Our pharmacists and clinical staff stay informed about new medications and changing treatment protocols which are utilized in our target disease states and conditions. We regularly send information on new medications to local prescribers and recommend those patients that may be candidates for a change in therapy. Most healthcare providers have limited time to keep abreast of the rapid pace of change in pharmaceuticals; therefore we believe that they benefit from these services.

•	Patient Education

Due to the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration, we make great efforts to help our patients, including their caregivers, understand how their drug regimen may affect their health status and lifestyle. We routinely consult with each patient when they receive a prescription from us. We consult on what each medication is for, how it works, and what adverse side effects are most likely to occur, as well as potential interactions between or among multiple medications. Our goal is to inform fully each patient in order to prevent missed doses, delayed starts, and loss of other healthcare treatment options in some cases. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into alternative schedules and travel plans.

Many of the specialty medications we dispense are given by injection. We teach patients how to prepare their medications for administration, how to inject themselves, and how to deal with any site reactions that may occur. We often have the patient administer their first dose in the pharmacy so they feel comfortable with taking the medications when they get home. Our pharmacists are available by telephone in case a patient has questions and generally follow-up with the patient as needed.

Our pharmacies also provide physicians, patients and their caregivers with a broad range of written educational materials. We create some of those materials and receive others from pharmaceutical manufacturers and not-for-profit organizations. We promote local and national disease-related events.

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

Adherence and persistence are key factors in  achieving optimal medication effectiveness and our pharmacists and professional staffs are active with patients, caregivers and physicians in an effort to ensure the highest success rates.  From the start of therapy and throughout the treatment cycle we stress the importance of adherence and persistence through initial teaching sessions and ongoing communications with each medication refill. We provide refill reminders to alert people when a prescription refill is due or to take their daily medication regimen. We proactively contact patients in instances of missed refills and alert physicians and other healthcare providers when the patient cannot be located. We reinforce these activities with nurse-based adherence management and therapy optimization programs for select conditions that carry a higher risk of complications or treatment failures. The management methodology applied to each specific therapy constantly evolves to reflect such things as new available treatments, revised treatment guidelines, and other market developments. Since the inception of these programs, we have observed results that indicate the achievement of higher compliance rates as compared to industry averages and other documented and available metrics.

PBM Services

We offer employers, managed care organizations, TPAs and other Plan Sponsors a broad range of PBM Services designed to ensure the cost-effective delivery of clinically appropriate pharmacy benefits. PBM Services available to our customers include the following:

Clinical Services, Formulary and Benefit Design

We work closely with our Plan Sponsors to offer formularies and benefit plan designs to meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through three principal techniques: (i) tiered co-pay or percentage coinsurance designs, which provide lower co-pays for formulary preferred medications and higher co-pays for non-preferred medications, or charge a percentage of the prescription price to the member at different percentages based on the preferred or non-preferred status of a drug; (ii) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (iii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic class. Formulary rebates on brand name drugs are negotiated with drug manufacturers based on the drug’s preferred status and are typically shared with Plan Sponsors.  We do not manage a rebate program on our own.  Rather, our rebates are managed and administered by a third party vendor.

Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have no formulary or an “open” formulary that generally covers all FDA-approved drugs except certain classes of excluded pharmaceuticals, such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs.  Other Plan Sponsors utilize a “restricted” or “closed” formulary.  BioScrip actively involves our clinical staff with a Plan Sponsor’s Pharmacy and Therapeutics Committee (“P&T Committee”) to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor’s physicians, pharmacists and others, including independent healthcare professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor.  The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, or dispensed with higher co-payments, subject to certain limited exceptions.  Closed formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the preferred drug agent in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs, other than certain excluded products, when documented to be clinically appropriate for a particular Member. Since non-formulary drugs are rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular Member and period of treatment when necessary.

Drug Usage Evaluation

Drug usage is evaluated on a concurrent, prospective and/or retrospective basis utilizing the real-time POS system and proprietary information systems for multiple drug interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification. In addition, we maintain a drug utilization review program in which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.  At the request of Plan Sponsors our clinical pharmacy team also provides clinical reviews of a patient’s prescription history and medical condition, and our clinical pharmacist provides analysis and recommendations for the patient’s future treatment.

Pharmacy Data Services

Our proprietary software and data management tools permit Plan Sponsors to access key industry measures, updated daily and delivered through secure internet-based access.  Plan Sponsors often monitor these key measures associated with their Members in order to review the effectiveness and success of our PBM programs.  In addition we also build custom PBM reporting systems to support specific customer projects.

Pharmacy Dispensing Facility

Pharmacy benefit program costs may also be reduced by distributing pharmaceutical products directly to Members by the use of mail service programs implemented at our own pharmacy dispensing facilities.  BioScrip provides mail service pharmacy services to our own PBM customers and to members of managed care organizations, TPAs, and other Plan Sponsors.  In addition to providing members with convenient access to plan members for maintenance medications, the use of mail service affords Plan Sponsors the ability to reduce cost as compared to the retail distribution of prescription products because of the lower reimbursement associated with mail service distribution.

Discount Prescription Card Programs

In addition to the managed pharmacy benefit services described above, we administer numerous cash card or discount card programs on behalf of consumer marketing organizations and to a lesser extent other Plan Sponsors. Those cards may be “stand-alone” pharmacy discount programs or bundled with other healthcare or other discount arrangements.  Under those discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our mail service pharmacies receive prescription medications at a discounted price off of the retail or “cash” price.

Sales and Marketing

Our sales and marketing efforts are focused on payors, manufacturers, patients and physicians, and are driven by dedicated Managed Markets, Pharmaceutical Relations and Physician Sales teams.  Contracts with healthcare payors, including managed care organizations, are an integral component for sales success.  Additionally, contracting with pharmaceutical manufacturers for distribution and management services for newly approved and/or marketed specialty medications continue to contribute to our revenue growth.

Loss of Major Customers

From July 1, 2006 through December 31, 2008, we operated under contract as the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals.  CAP was a voluntary program for physicians that offered them the option to obtain many of their Medicare Part B drugs and biologicals from us and have us, rather than them, bill CMS for the price of the drug.  As the proposed 2009 CAP program was designed, it represented unacceptable profit risk to us due to provisions which delayed, for up to one year, reimbursement rate increases to correspond to cost increases from drug manufacturers.  Following the CAP contract’s expiration on December 31, 2008, we are no longer servicing CAP.  The exit of the CAP business is expected to reduce 2009 revenues by approximately $71 million compared to 2008; however, it is expected to increase our gross profit as a percentage of revenue.

Since August 1, 2007, we have been the sole national specialty pharmacy providers of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare (“UHC”) and its participating affiliates.  On September 11, 2008, we were notified by UHC of its intention to internalize services for HIV/AIDS and solid organ transplant drugs for their members effective January 31, 2009 and March 31, 2009, respectively.  This contract termination had no impact on 2008 results of operations and is expected to reduce 2009 revenues by $91 million as compared to 2008; however it is expected to increase gross profit as a percentage of revenue.

The combined effects of these contractual changes are expected to reduce 2009 revenues by approximately $162 million, or 13.0%.  However, the gross profit percentages on these contracts were below our historical average gross profit percentages on our Specialty Services business.  As such, gross profit as a percentage of revenues is expected to increase.  We have developed cost reduction plans that are expected to lower operating expenses in conjunction with the volume decreases as we cease serving these contracts.

Competition

We face substantial competition within the pharmaceutical healthcare services industry and the past year has seen even more consolidation among PBMs, specialty pharmacy providers and pharmaceutical wholesalers. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole.  The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in the Specialty Services and PBM Services arenas, such as CVS Caremark, Express Scripts, Medco Health Solutions, Walgreen Co., MedImpact Healthcare Systems, and WellPoint Pharmacy Management, as well as many smaller organizations that typically operate on a local or regional basis. In the Specialty Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as CVS Caremark, Express Scripts and Medco Health Solutions and Walgreen Co.

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

Information Technology

Over the last two years we have made a significant investment in an integrated pharmacy dispensing, clinical management and accounts receivable management system.  We believe that this new system will yield increased efficiencies and improved controls when dispensing or transferring prescriptions and provide improved data reporting and management. This new system will enhance our opportunities to partner with pharmaceutical companies, physicians and payors.  In 2008 we began our migration from a number of different systems and platforms into this new consolidated architecture and will continue the rollout the system implementation throughout 2009.

Financial Information about Segments

The following table presents revenue and income from operations by segment. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements. The 2006 information below includes Intravenous Therapy Services, Inc. (“Infusion West”) beginning March 1, 2006 (in thousands).

Segment Financial Information

	2008	2007	2006
Revenue: (1)
Specialty Services	$1,196,587	$974,571	$868,828
PBM Services	205,324	223,161	283,112
Total	$1,401,911	$1,197,732	$1,151,940

(Loss) income from operations (2)
Specialty Services (3)	$(94,275)	$(2,453)	$(19,970)
PBM Services	10,758	11,304	3,729
Total	$(83,517)	$8,851	$(16,241)

(1)
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

(2)	Certain Corporate expenses have been allocated between the two segments for reporting purposes.
(3)	The year ended December 31, 2008 includes $93.9 million of goodwill and intangible asset impairment in the Specialty Services segment.

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

We conduct ongoing educational programs to inform employees regarding compliance with relevant laws and regulations and maintain a formal reporting procedure to disclose possible violations of these laws and regulations to the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services.

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

However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we comply with them.  To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations. A number of state Medicaid programs prohibit the participation in those states by out-of-state retail or mail service pharmacies, whether in-state or out-of-state.

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

We dispense prescription drugs pursuant to orders received through our BioScrip.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, Federal regulation by the United States Food and Drug Administration (the “FDA”), or another Federal agency of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or Federal regulation could apply to our operations, certain of our operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

Other Laws Affecting Pharmacy Operations.  We are subject to Federal and state statutes and regulations governing the operation of pharmacies, repackaging of drug products, wholesale distribution, dispensing of controlled substances, medical waste disposal, and clinical trials. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. Federal controlled substance laws require us to register our pharmacies and repackaging facilities with the United States Drug Enforcement Administration and to comply with security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances.

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

Network Access Legislation.  A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or remove network providers from our PBM pharmacy network. Subject to various geographic, managed care or other exceptions, such legislation (“any willing provider” legislation) may require us or our clients to admit any retail pharmacy willing to meet the Plan’s price and other terms for network participation, or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states with any willing provider statutes also permit a Member suspected of substance abuse or who otherwise needs oversight by a pharmacist to be “locked into” one particular pharmacy for the purchase of his or her prescription medicine. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits us by ensuring us access to all networks in those states. Additionally, as a specialty provider, these any willing provider regulations enable us to participate in other PBM’s networks, restricting their ability to lock our pharmacies out of their networks.

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

Anti-Kickback Laws.  Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), Federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs).  Violation of the Federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs.  A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients.  State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law.  Management carefully considers the importance of such anti-kickback laws when structuring our operations, and believes that we are in compliance therewith.

The Federal anti-kickback law has been interpreted broadly by courts, the OIG and other administrative bodies. Because of the broad scope of those statutes, Federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, and certain properly disclosed payments made by vendors to group purchasing organizations, as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion” or “switching” programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

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

The Stark Laws.  The Federal self-referral law, commonly known as the “Stark Law” prohibits physicians from referring Medicare patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and believes that we are in compliance therewith.

State Self-Referral Laws.  We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the Federal Stark Law and vary significantly from state to state. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in compliance with such laws.

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

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, Federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the Office of the Inspector General in consultation with the U.S. Attorney General the state is entitled to an increase of ten percentage points in its share of any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all nine of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agencies.  We expect the list of states that enact qualifying false claims act to continue to grow.  This legislation has led to increased auditing activities by state healthcare regulators.  As such, we have been the subject of an increased number of audits.  While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the manner in which we provide products or services could have a material adverse effect on our business and operations, our financial position and our results of operations.

The False Claims Act also has been used by the Federal government and private whistleblowers to bring enforcement actions under so-called “fraud and abuse” laws like the Federal anti-kickback statute and the Stark Law.  Such actions are not based on a contention that an entity has submitted claims that are facially invalid.  Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services.  The availability of the False Claims Act to enforce alleged fraud and abuse violations has increased the potential for such actions to be brought, and which often are costly and time-consuming to defend.

Reimbursement.  Approximately 25% of our revenues are derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide benefits to managed care entities that provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. Should there be material changes to Federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as services fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

In 2006, First DataBank, a leading provider of electronic drug information to the healthcare industry, entered into a proposed settlement to address certain practices regarding the establishment of the benchmark Average Wholesale Price (“AWP”) for medications.  In 2007, Medi-Span, another provider of electronic drug information, entered into a proposed settlement agreement similar to that agreed to by First DataBank.  The court, presiding in both settlements, denied without prejudice final approval of the proposed settlements.  In May and July 2008, First DataBank and Medi-Span, respectively, submitted amended and restated settlement agreements for the court’s approval.  The court granted preliminary approval of the revised settlements, and recently held a hearing on final approval, which is pending.  If the proposed settlements, or one including similar provisions, is ultimately approved, it may have industry-wide impact on prescription pricing.  We generally utilize Medi-Span for determining AWP.  We are paid by many Plan Sponsors and PBMs as a mail order and specialty pharmacy using AWP as reported by First DataBank.  In addition, in our capacity as a pharmacy benefit manager, we have fully funded prescription benefit programs where we reimburse our network pharmacies and third party payors in turn reimburse us based on Medi-Span and First DataBank reported pricing.

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

In addition, in February 2003, HHS issued final regulations governing the security of PHI pursuant to HIPAA (the “Security Standards”). The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

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

Most states also have enacted health information privacy laws which restrict the use and disclosure of patient health information.  In addition, several states recently have enacted pharmacy-related privacy legislation that applies not only to patient records but that also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers.  In response to concerns about identity theft, many states also have adopted so-called “security breach” notification laws that may impose requirements regarding the safeguarding of personal information such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person.  Many of these laws apply to our business and have and will continue to increase our burden and costs of privacy and security related regulatory compliance.

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

Employees

At February 27, 2009, we had 825 full-time, 33 part-time and 300 per diem employees, including 202 licensed pharmacists. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

Available Information

We maintain a website at www.bioscrip.com.  We make available, free of charge, through our web site our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

We have adopted a code of business conduct and ethics for our Company, including our directors, officers and employees. Our Code of Conduct policy, our corporate governance guidelines and the charters of the audit, compensation and nominating and corporate governance committees of our board of directors are available on our website at www.bioscrip.com.

Item 1A.  Risk Factors

Unfavorable economic and market conditions could reduce our sales and profitability and increase the cost of financing, possibly adversely affecting our operating results.

Economic conditions deteriorated in the U.S. in 2008 and are expected to continue to deteriorate in 2009, and as such, credit markets have tightened and the outlook for the economy and financial markets is uncertain.

Factors and conditions that could affect us include short-term and long-term interest rates, unemployment, inflation, limited availability of consumer financing and actions taken at both the Federal and state levels to reduce healthcare costs and balance state budgets.  The effect of these actions could reduce enrollment in governmental programs or benefits available to enrollees.

Limited or expensive access to credit could reduce the ability of the patients we serve to pay deductibles and co-insurance.  Higher unemployment rates and significant employment layoffs and downsizings may lead to lower numbers of patients enrolled in employer-provided plans.  The adverse economic conditions could also cause employers to stop offering, or limit, certain health care coverage as an employee benefit or cause them to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs, leaving the patient’s ability to pay in question and increasing the likelihood that compliance to drug therapies will be interrupted.

During an economic downturn, Federal and state budgets could be adversely affected, resulting in reduced reimbursements or payments by our Federal and state government health care coverage programs in which we participate, including Medicare, Medicaid and other Federal or state assistance plans.  Also, a reduction in state Medicaid reimbursement rates could be implemented to agreements already negotiated with the government and could adversely affect our revenues and financial results.  Government programs could also slow or temporarily suspend payments on Medicaid obligations, negatively impacting our cash flow and increase our working capital needs and interest payments.

Availability of financing sources

The 2008 economic crisis caused contraction in the credit markets and the availability of credit has remained restricted into 2009. While we believe our existing financing relationship is good and our credit facility is adequate to cover our needs, this agreement has historically been our largest source of funding and expires in the fourth quarter of 2010.  There can be no assurances that this agreement will continue beyond its current maturity.  In addition, if extreme market conditions continue or if our primary financing source were to fail, we can provide no assurance that any financing sources would be available or favorably priced.  Also, future growth may be limited by our ability to gain access to additional capital.

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

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and our PBM Services and Specialty Services pharmacy clients, generally use certain published benchmarks to establish pricing for prescription medications. These benchmarks include AWP, wholesale acquisition cost and average manufacturer price. Most of our contracts utilize the AWP benchmark.

In 2006, First DataBank, a leading provider of electronic drug information to the healthcare industry, entered into a proposed settlement to address certain practices regarding the establishment of the benchmark AWP for medications.  In 2007, Medi-Span entered into a proposed settlement agreement similar to that agreed to by First DataBank.  We are paid by many Health Plans and PBMs as a mail order and specialty pharmacy using AWP as reported by First DataBank.  The court, presiding in both settlements, denied without prejudice final approval of the proposed settlements.  In May and July 2008, First DataBank and Medi-Span, respectively, submitted amended and restated settlement agreements for the courts approval.  The court granted preliminary approval of the revised settlements, and recently held a hearing on final approval, which is pending.  If the proposed settlements, or another settlement including similar provisions is ultimately approved, it may have industry-wide impact on prescription pricing.

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

Technology is also an important component of our business as we continue to utilize new and better channels to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer.

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

The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory there can be no assurance that accounts receivable collectability will remain at current levels.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive offices are located in Elmsford, New York, and our business offices are located in Eden Prairie, Minnesota. Our mail operations are located in Columbus, Ohio, Roslyn Heights, New York and Burbank, California. Our pharmacies are located in major metropolitan locations across the United States. We currently lease all of our properties from third parties under various lease terms expiring over periods extending to 2018. Property locations are as follows:

Corporate Offices	Community and Infusion Pharmacies(2)

Elmsford, NY	California	Minnesota
Eden Prairie, MN	Burbank (Infusion)	Minneapolis
	San Diego	Missouri
	San Francisco	Kansas City
	Sherman Oaks	St. Louis
Mail Operations	West Hollywood	Nevada
Columbus, OH (1)	District of Columbia	Las Vegas (Community & Infusion)
Burbank, CA (2)	Washington, D.C.	New Jersey
Roslyn Heights, NY (2)	Florida	Morris Plains (Infusion)
	Ft. Lauderdale	New York
	Miami Beach	Hawthorne
	Orlando	Bronx
	Pompano Beach (Infusion)	New York
	St. Petersburg	Ohio
	Tampa Bay	Columbus
	West Palm Beach	Pennsylvania
	Georgia	Philadelphia
	Atlanta	King of Prussia (Infusion)
	Illinois	Tennessee
	Chicago	Memphis
	Indiana	Texas
	Indianapolis (two locations)	Dallas (two locations)
	Maryland	Houston
	Baltimore	Washington
	Massachusetts	Seattle
	Boston	Wisconsin
Milwaukee

(1)	Facility houses operations for both Specialty and PBM Services
(2)	Facility houses operations for Specialty Services.

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

Several members of the DiCello family, who sold us of one of our subsidiaries called Northland, are claiming a right to additional purchase price of at least $5.64 million from us under the terms of the stock purchase agreement between us and them.  The sellers first sued us in July 2007 in federal court in the Southern District of Ohio, but the court stayed the case and directed arbitration of the disagreement with the accounting firm KPMG LLP as arbitrator as the stock purchase agreement provides.  The action is captioned JPD, Inc., et al. v. Chronimed Holdings, Inc.  We deny owing the sellers any additional purchase price and intend to defend the matter vigorously.  There have been no arbitration proceedings.  We are confident in our position and do not believe an adverse ruling would have a material adverse effect on our business, operations, or financial position.

On September 18, 2008, a complaint was filed in the Federal court in the District of New Mexico, naming our subsidiary BioScrip Pharmacy Services, Inc. as a defendant.  The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez-Huerta, a minor v. Spectrum Chemicals and Laboratory Products, et al., 1:08-cv-00853 (D. NM).  The complaint alleges that we and the other defendants actions proximately caused plaintiff’s injuries after receiving  medication that had been allegedly recalled by the manufacturer Spectrum Chemicals and dispensed by us, asserting various tort causes of action, including but not limited to, strict products liability and negligence, breaches of warranties, and violations of various New Mexico statutes.  The complaint seeks unspecified money damages, including punitive damages.  We have answered the complaint denying the material allegations.  We intend to deny the allegations and defend vigorously against the action.  Given the preliminary stage in the matter, we are unable to assess the probable outcome of this proceeding or its financial impact.

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

		High	Low
2007	First Quarter	$3.85	$2.88
	Second Quarter	$4.96	$3.00
	Third Quarter	$6.84	$4.44
	Fourth Quarter	$9.82	$6.35

2008	First Quarter	$8.47	$5.65
	Second Quarter	$7.06	$2.55
	Third Quarter	$5.07	$1.94
	Fourth Quarter	$5.00	$1.26

As of February 27, 2009, there were 284 stockholders of record in addition to approximately 6,100 stockholders whose shares were held in nominee name. On February 27, 2009 the closing sale price of our Common Stock on Nasdaq was $1.49.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

        Between January 1, 2008 and December 31, 2008, we did not issue any shares of common stock without registration under the Securities Act of 1933, as amended (the “Act”).

The graph set forth below compares, for the five-year period of December 31, 2003 through December 31, 2008, the total cumulative return to holders of the Company’s Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/03
3/04
6/04
9/04
12/04
3/05
6/05
9/05
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
BioScrip, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

* * * * * * * *

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Report. The 2005 information below includes Chronimed, Inc. beginning March, 2005 and Northland beginning October, 2005. The 2006 information below includes Infusion West beginning March, 2006.

	December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
(in thousands)

Cash and cash equivalents	$-	$-	$-	$1,521	$2,957
Working capital	$58,844	$49,213	$37,023	$67,488	$13,968
Total assets (3)	$246,957	$296,822	$305,456	$298,629	$185,788
Stockholders' equity (3)	$95,537	$166,203	$161,833	$195,765	$115,683

	Year Ended December 31,
Statement of Operations Data	2008	2007	2006	2005	2004
(in thousands, except per share amounts)

Revenue (1)	$1,401,911	$1,197,732	$1,151,940	$1,072,895	$629,890
Merger related expenses (2)	$-	$-	$58	$4,575	$-
Goodwill and intangible impairment (3)	$93,882	$-	$-	$25,165	$-
Net (loss) income (4, 5, 6, 7)	$(74,032)	$3,317	$(38,289)	$(23,847)	$7,033
Net (loss) income per basic share	$(1.93)	$0.09	$(1.03)	$(0.70)	$0.32
Net (loss) income per diluted share	$(1.93)	$0.09	$(1.03)	$(0.70)	$0.31
Weighted average shares outstanding used in computing:
basic (loss) income per share	38,417	37,647	37,304	34,129	22,245
diluted (loss) income per share	38,417	38,491	37,304	34,129	22,702

(1)
Revenue includes: excelleRx PBM Services revenue of $15.0 million, $29.7 million, $21.7 million and $14.3 million for the years 2007, 2006, 2005, and 2004, respectively; Centene Corporation PBM Services revenue of $47.1 million, $133.1 million and $102.1 million for the years 2006, 2005 and 2004, respectively; and Value Options revenue of $19.7 million for 2004. Revenue from Value Options of Texas, Inc. ended in 2004. Revenue from Centene Corporation ended in 2006.  Revenue from excelleRx ended in 2007.

(2)	Reflects merger, integration and re-branding expenses related to the acquisition of Chronimed on March 12, 2005.

(3)
2008 includes a $90.0 million charge related to impairment of goodwill, and a $3.9 million charge related to write-off of remaining intangible assets.  2005 includes a $6.6 million charge related to write-off of non-compete agreements, trade names and customer lists due to our rebranding strategy in the Specialty Services segment, and an $18.6 million charge, related to goodwill impairment in the PBM Services segment.

(4)	Net income in 2004 includes a $0.5 million charge, net of tax, related to a settlement with Value Options of Texas, Inc

(5)
Net loss in 2005 includes a $4.3 million charge, net of tax, to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the merger integration period.

(6)	Net loss in 2006 includes a $25.7 million income tax charge for the establishment of a valuation allowance recorded against deferred tax assets.

(7)	The 2008, 2006 and 2005 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include statements relating to our business development activities, sales and marketing efforts, the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements, future capital expenditures, the effects of regulation and competition on our business, future operating performance and the results, benefits and risks associated with integration of acquired companies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties; that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various risks, uncertainties and other factors. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made, and we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Our business is reported under two operating segments: (i) specialty pharmaceutical services (“Specialty Services”); and (ii) pharmacy benefit management (“PBM”) services (“PBM Services”). Our Specialty Services include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients and physicians.  Our PBM Services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment.

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

We were the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”) for certain Medicare Part B drugs and biologicals which commenced July 1, 2006.  CAP was a voluntary program for physicians that offered them the option to obtain many of their Medicare Part B drugs and biologicals from us and have us, rather than the physician, bill CMS for the price of the drug.  As it was designed, CAP represented unacceptable profit risk to us due to provisions which delayed, for up to one year, reimbursement rate increases to correspond to cost increases from drug manufacturers.  Our CAP contract expired December 31, 2008, we are no longer servicing CAP, and it is unclear if CMS will continue the CAP program.  The exit of the CAP business is expected to reduce 2009 revenues by approximately $71 million and is expected to increase our gross margin as a percentage of revenue.

Since August 1, 2007, we have been the sole national specialty pharmacy providers of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare (“UHC”) and its participating affiliates.  On September 11, 2008, we were notified by UHC of its intention to internalize services for HIV/AIDS and solid organ transplant drugs for their members effective January 31, 2009 and March 31, 2009, respectively.  This contract termination had no impact on 2008 results of operations and is expected to reduce 2009 revenues by $91 million and increase gross profit as a percentage of revenue.

The combined effects of these two contractual changes are expected to reduce 2009 revenues by approximately $162 million, or 13.0%.  However, the gross profit percentages on these two contracts were significantly below our historical gross profit percentages on our Specialty Services business.  As such, gross profit as a percentage of revenues is expected to increase to more historical levels before the commencement of these high volume, lower margin contracts.  We have developed cost reduction plans that are expected to lower operating expenses in conjunction with the volume decreases as we cease serving these contracts.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting estimates and judgments made in the preparation of our consolidated financial statements.

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

  Fee-for-service agreements include: (i) specialty and mail service agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue for Specialty Services is recognized either at the time the drug is shipped in the case of most Specialty agreements or at the time of infusion when nursing services are provided and billed by us.  Customers receive medication either from one of our retail locations or through deliver service.

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

Revenue generated under PBM agreements is classified as either gross or net by us based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and therefore are the “primary obligor” as defined by Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment. The risk of collection varies based upon the product, the payor (commercial health insurance, government, physician), the patient’s ability to pay the amounts not reimbursed by the payor and point of distribution (retail, mail service and infusion). We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. We periodically review the estimation process and make changes to the estimates as necessary. When it is deemed that a customer account is uncollectible, that balance is written off against the existing allowance.

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

Rebates

Manufacturers’ rebates are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending upon our latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with our managed care organizations. Rebates are recorded as a reduction of both inventory and cost of goods sold.

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

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”), Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109  (“FIN 48”).  FIN 48 establishes the accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We file income tax returns, including returns for our subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which we operate.  Our uncertain tax positions are related to tax years that remain subject to examination.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.  See Note 8 - Income Taxes of the Notes to the Consolidated Financial Statements for discussion of the effects of our adoption of FIN 48.

Purchase Price Allocation

We account for acquisitions under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”).  Accordingly, any assets acquired and liabilities assumed are recorded at their respective fair values. The recorded values of assets and liabilities are based on third party estimates and independent valuations. The remaining values are based on management’s judgments and estimates. Accordingly, our financial position or results of operations may be affected by changes in estimates and judgments used to value these assets and liabilities.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we evaluate goodwill for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The impairment evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill.  The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

The Company has two reporting units: Specialty Services and PBM Services. The goodwill associated with the Specialty Services segment was evaluated and an impairment was recorded at December 31, 2008.  There is no goodwill associated with the PBM Services segment.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. As a result of the analysis performed at December 31, 2008, we recorded an impairment of long lived assets.

Accounting for Stock-Based Compensation

We adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost recognized during 2008 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

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

The fair value of each restricted stock award on the date of grant is calculated by using a Monte Carlo valuation model for performance shares and 100% of the fair market value on date of grant for other restricted stock awards and is amortized to expense on a straight-line basis.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2008, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported consolidated financial position, results of operations or cash flows.

Results of Operations

CONSOLIDATED RESULTS

Year ended December 31, 2008 vs. December 31, 2007

	Year Ended December 31,
	2008		2007

Revenue	$1,401,911	100.0%	$1,197,732	100.0%
Gross profit	142,170	10.1%	137,015	11.4%
(Loss) income from operations	(83,517)	-6.0%	8,851	0.7%
Interest expense, net	(2,711)	-0.2%	(3,270)	-0.3%
(Loss) income before income taxes	(86,228)	-6.2%	5,581	0.5%
Net (loss) income	$(74,032)	-5.3%	$3,317	0.3%

Revenue.  Total reported revenue for the year ended December 31, 2008 increased $204.2 million, or 17.0%, to $1,401.9 million from $1,197.7 million for the same period in 2007.

Specialty Services revenue for the year ended December 31, 2008 was $1,196.6 million compared to $974.6 million for the same period in 2007, a $222.0 million, or 22.8%, increase. This increase was primarily due to additional revenues associated with sales from new Specialty Services payor contracts, including an agreement with UHC for the HIV/AIDS and solid organ transplant programs (the “UHC Agreement”) and the CAP agreement which will not continue throughout 2009, as well as growth in the sale of oncology drugs and the increase associated with drug cost inflation.

PBM Services revenue for the year ended December 31, 2008 was $205.3 million compared to $223.2 million for the same period in 2007, a $17.9 million, or 8.0%, decrease. The decline in revenue is due primarily to the loss of a PBM customer during 2007.

Cost of Revenue and Gross Profit.  Reported cost of revenue for the year ended December 31, 2008 was $1,259.7 million compared to $1,060.7 million for the same period in 2007. This increase in cost of revenue was primarily the result of increased sales in our Specialty Services segment, which came in at lower than historical margins, offset by lower PBM Services segment cost of revenue which is a result of lower revenue.  The decline in gross profit percentage is primarily the result of the planned addition of higher revenue, lower margin business including the UHC Agreement.  The reduced profitability of the CAP business also contributed to the overall decline.  Additionally, in the first quarter of 2008, the gross profit percentage was also impacted by timing delays in obtaining increases in reimbursement rates after drug acquisition cost increases were implemented by manufacturers of specialty drugs.  Drug acquisition cost increases typically occur in the first quarter of each year along with a corresponding increase in reimbursement rates, however, there was a longer than usual delay in updating the industry price lists used by us and our peers to charge customers for reimbursement.  As a result of all these factors, the total gross profit as a percentage of revenue for the year ended December 31, 2008 was 10.1%, compared to 11.4% for the same period in 2007.

Selling, General and Administrative Expenses.  For the year ended December 31, 2008, selling, general and administrative expenses (“SG&A”) increased to $125.2 million, or 8.9% of total revenue, from $120.1 million, or 10.0% of total revenue, for the same period in 2007.  The year-over-year increase in SG&A is primarily the result of increased salary and medical benefits, higher brokers’ fees due to the growth in our cash card business and a settlement with the Office of the Inspector General (“OIG”) of the U.S. Department of Health and Human Services during the third quarter of 2008.  These increases were partially offset by the elimination of bonus expense as no management bonuses were earned in 2008.

Bad Debt Expense.  For the year ended December 31, 2008 we recorded bad debt expense of $4.7 million, a decrease of $0.4 million, compared to $5.1 million in 2007. The decrease in bad debt expense is primarily the result of improved billing, cash collection and posting practices as well as a large bad debt recovery related to a prior year PBM customer bankruptcy claim.  Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

Amortization of Intangibles.  For the year ended December 31, 2008 we recorded amortization expense of intangibles of $1.9 million compared to amortization expense of intangibles of $2.9 million in 2007.  The decrease is due to certain intangible assets becoming fully amortized in the first quarter of 2007.  Also we recorded a write-off of intangibles under SFAS 144 discussed further below.  In addition, amortization of intangibles expense will be reduced by $1.9 million annually as a result of the write-off.

Net Interest Expense.  Net interest expense was $2.7 million for the year ended December 31, 2008 compared to $3.3 million for the year ended December 31, 2007. The decrease in interest expense was the result of lower weighted average interest which is tied to LIBOR (defined below) partially offset by an increase in the average daily balance required to fund the growth of the Specialty Services segment.

Goodwill and Intangible Impairment.  The goodwill and other impairment charges in 2008 consisted of $90.0 million of goodwill impairment charges related to our Specialty Services segment and $3.9 million related to intangible assets, such as customer lists and non-compete agreements.  The goodwill charge relates primarily to certain acquisitions in the years 2000 through 2006.

We evaluate goodwill based upon the two-step process required in SFAS 142.  As part of step one, we noted the significant decline in its market capitalization below book value, which was sustained through the fourth quarter of 2008.  We also previously announced changes in the status of long-term Specialty Services contracts which are expected to reduce 2009 revenues.  Those contract changes are (a) the decision by United Healthcare Group (“UHC”) to internalize services for HIV/AIDS and solid organ transplant drugs starting in the first quarter of 2009, and (b) the expiration of the Competitive Acquisition Program (“CAP”) with the Centers for Medicare and Medicaid Services effective December 31, 2008.  The expiration of these contracts, our reduced market capitalization, and the reduced market capitalization of our peers in the healthcare industry were considered to be potential indicators of impairment in contemplation of the Company’s annual impairment analysis.

Based on our annual assessment, we determined that the fair value of the Specialty Services reporting unit was less than the carrying value of its net assets.  We then determined the fair value of the Specialty Services reporting unit using a combination of an income approach using the discounted cash flow method and a market approach using the guideline public company method.  We completed step two of the impairment analysis and concluded that the carrying value of Specialty Services goodwill was impaired, resulting in a fourth quarter non-cash impairment charge of $90.0 million.  The non-cash impairment charge does not change management’s view of the Specialty Services segment reporting unit as our strategic business unit and will not affect liquidity, cash flows from operating activities, debt covenants or our ability to borrow under the existing credit facilities.

As part of the annual assessment and in consideration of the impairment indicators, we also evaluated the recoverability of our property and equipment and definite-lived intangible assets in accordance with SFAS 144.  As a result, we determined that $3.9 million of definitive-lived intangible assets, consisting of $3.5 million of customer lists and $0.4 million of non-compete agreements, were impaired, and an impairment charge for this amount was recorded in the fourth quarter of 2008.  These impairment tests were performed and the related impairment charges were recorded prior to completing the goodwill impairment analysis.

Benefit From/Provision For Income Taxes.  We reported an income tax benefit of $12.2 million for 2008 compared to an income tax expense $2.3 million for 2007. The benefit in 2008 was due to the goodwill impairment which reduced the deferred tax liability associated with goodwill, partially offset by the increase in the valuation allowance on deferred tax assets.  At December 31, 2008, we had Federal net operating loss carryforwards available to us of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  Our tax expense will be reduced by approximately $2.0 million annually as a result of decreased tax amortization on indefinite lived assets under SFAS 109.

Net Income and Earnings Per Share.  We reported a net loss of $74.0 million, or $1.93 per share, for the year ended December 31, 2008, compared to net income of $3.3 million, or $0.09 per share, for the same period a year ago. The number of weighted average shares for both the basic and diluted shares at December 31, 2008 was 38,416,644, compared to basic and diluted shares of 37,647,270 and 38,491,009, respectively, at December 31, 2007.

Year ended December 31, 2007 vs. December 31, 2006

	Year Ended December 31,
	2007		2006

Revenue	$1,197,732	100.0%	$1,151,940	100.0%
Gross profit	137,015	11.4%	118,056	10.2%
Income (loss) from operations	8,851	0.7%	(16,241)	-1.4%
Interest expense, net	(3,270)	-0.3%	(3,018)	-0.3%
Income (loss) before income taxes	5,581	0.5%	(19,259)	-1.7%
Net income (loss)	$3,317	0.3%	$(38,289)	-3.3%

Revenue.  Total reported revenue for the year ended December 31, 2007 increased $45.8 million, or 4.0%, to $1,197.7 million from $1,151.9 million for the same period in 2006.  The year-over-year increase was concentrated in the Specialty Services segment partially offset by revenues associated with the loss of PBM contracts.

Specialty Services revenue for the year ended December 31, 2007 was $974.6 million compared to $868.8 million for the same period in 2006, a $105.8 million, or 12.2%, increase. This increase was due primarily to sales of new specialty drugs under exclusive or preferred distribution and managed care arrangements, strong growth in infusion products, new business related to CAP and the acquisition of Intravenous Therapy Services, Inc. in March 2006.

PBM Services revenue for the year ended December 31, 2007 was $223.2 million compared to $283.1 million for the same period in 2006, a $59.9 million, or 21.2%, decrease. The decline in revenue is due primarily to the loss of revenues associated with certain PBM customers partially offset by increased volume in our traditional mail business.

Cost of Revenue and Gross Profit.  Reported cost of revenue for the year ended December 31, 2007 was $1,060.7 million compared to $1,033.9 million for the same period in 2006. This increase in cost of revenue was primarily the result of increased sales, offset by improved acquisition costs resulting from improved contracting. The total gross profit as a percentage of revenue for the year ended December 31, 2007 was 11.4%, compared to 10.2% for the same period in 2006. The Specialty Services segment gross margin percentage increased primarily as a result of improved drug acquisition costs and favorable business mix. The PBM Services segment gross margin percentage increased primarily due to a shift from lower margin customers to higher margin customers.

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

Amortization of Intangibles.  For the year ended December 31, 2007 we recorded amortization expense of intangibles of $2.9 million compared to amortization expense of intangibles of $6.5 million in 2006.  In the first quarter of 2007 the amortization of the intangible assets associated with the Chronimed acquisition expired, resulting in a decrease in amortization expense.

Net Interest Expense.  Net interest expense was $3.3 million for the year ended December 31, 2007 compared to $3.0 million for the year ended December 31, 2006. The increase in interest expense was the result of higher average borrowing levels primarily created by growth in the Specialty Services segment and a reduction in claims payable.

Provision for Income Taxes.  The reported provision for income taxes was $2.3 million for 2007 compared to $19.0 million for 2006. The decrease in the provision from 2006 to 2007 was due primarily to the establishment of a valuation allowance recorded against deferred tax assets of $25.7 million in 2006. At December 31, 2007, we had Federal net operating loss carryforwards available to us of approximately $27.3 million, of which $8.6 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.

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

Net cash used in operating activities was $8.7 million in 2008 compared to $24.2 million provided by operations in 2007.  Significant working capital changes from December 31, 2007 to December 31, 2008 included:  increases in accounts receivable of $34.3 million, increases in inventory of $11.6 million and an increase in accounts payable of $19.6 million.  The increase in accounts receivable relates to the 18% growth in sales in the fourth quarter of 2008 over the fourth quarter of 2007.  The increase in inventory relates to the purchase of inventory in anticipation of price increases in the first quarter of 2009.  Partially offsetting the increased investment in receivables and inventories was an increase in accounts payable due to volume growth and the timing of inventory purchases.  As discussed below the Company believes it has adequate financing arrangements to absorb these fluctuations in operating cash flow.

Net cash used in investing activities in 2008 was $7.5 million compared to net cash used in investing activities of $5.5 million in 2007.  The change was primarily due to the investment in new information systems throughout the organization.

Net cash provided by financing activities in 2008 was $16.2 million compared to net cash used in financing activities in 2007 of $18.7 million primarily due to the increased borrowings on the line of credit to support the growth of the business in 2008.

At December 31, 2008, there were $50.4 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $33.8 million at December 31, 2007, due to increased working capital needs associated with 2008 growth.  On August 11, 2008, our revolving Facility with HFG was amended and increased by $10.0 million to provide for borrowings of up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus an applicable margin.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, we may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances as security under the Facility.  At December 31, 2008 we had $34.6 million of credit available under the Facility.

The weighted average interest rate on the line of credit was 5.0% during 2008 compared to 7.2% for 2007. At February 27, 2009, we had $37.7 million of credit available under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility. We were in compliance with all the covenants contained in the agreements as of December 31, 2008.

We anticipate that our working capital needs will decrease in the coming year due to the termination of the UHC Agreement and the CAP contract, particularly due to the anticipated collection of CAP accounts receivable. We have made substantial information technology (“IT”) systems investments in 2008 and will continue to invest in 2009 to improve efficiencies, internal controls, and data reporting and management. We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We also may pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At December 31, 2008, we had Federal net operating loss carryforwards available to us of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  We have state net operating loss carryforwards remaining of approximately $15.3 million, the majority of which will begin expiring in 2017 and later.

During the fourth quarter, in consideration for more favorable payment terms, we granted our primary drug wholesaler a secured, first priority lien in our entire inventory.  In addition, in the ordinary course of business, we have obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2008, we had $0.9 million on deposit as collateral for these LCs.

The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period
	(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (1)	$50,411	$50,411	$-	$-	$-
Operating leases	20,257	4,631	8,746	2,829	4,051
Purchase commitment	37,585	37,585	-	-	-
Total Contractual Cash Obligations	$108,253	$92,627	$8,746	$2,829	$4,051
__________

(1)	Interest on the line of credit is payable monthly. For additional information regarding the line of credit see information above.

Other Matters

Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, evaluations of disclosure controls and internal control over financial reporting were performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon these evaluations, management believes our controls were effective as of December 31, 2008. See Part II, Item 9A. “Controls and Procedures” for a full discussion of the Evaluation of Disclosure Controls and Procedures, Management Report on Internal Control over Financial Reporting and our Management Remediation Plan.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2008 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 7 of this report. A 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.5 million, pre-tax, based upon the average daily balance during 2008. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At December 31, 2008, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to plan sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009, expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP
Minneapolis, Minnesota
March 2, 2009

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except for share amounts

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $11,629 and $12,083 at December 31, 2008 and 2007, respectively	158,649	128,969
Inventory	45,227	33,598
Prepaid expenses and other current assets	2,766	1,434
Total current assets	206,642	164,001
Property and equipment, net	14,748	11,742
Other assets	1,069	478
Goodwill	24,498	114,824
Intangible assets, net	-	5,777
Total assets	$246,957	$296,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$50,411	$33,778
Accounts payable	76,936	57,342
Claims payable	5,230	5,164
Amounts due to plan sponsors	5,646	4,568
Accrued expenses and other current liabilities	9,575	13,936
Total current liabilities	147,798	114,788
Deferred taxes	533	12,754
Income taxes payable	3,089	3,077
Total liabilities	151,420	130,619
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 41,622,629 and 41,331,346, respectively; shares outstanding: 38,691,356 and 38,250,633, respectively	4	4
Treasury stock, shares at cost: 2,624,186 and 2,436,642, respectively	(10,288)	(9,399)
Additional paid-in capital	248,441	244,186
Accumulated deficit	(142,620)	(68,588)
Total stockholders' equity	95,537	166,203
Total liabilities and stockholders' equity	$246,957	$296,822

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share amounts)

	2008	2007	2006

Revenue	$1,401,911	$1,197,732	$1,151,940
Cost of revenue	1,259,741	1,060,717	1,033,884
Gross profit	142,170	137,015	118,056
Selling, general and administrative expenses	125,202	120,147	115,316
Bad debt expense	4,667	5,119	12,443
Amortization of intangibles	1,936	2,898	6,538
Goodwill and intangible impairment	93,882	-	-
(Loss) income from operations	(83,517)	8,851	(16,241)
Interest expense, net	(2,711)	(3,270)	(3,018)
(Loss) income before income taxes	(86,228)	5,581	(19,259)
Tax (benefit) provision	(12,196)	2,264	19,030
Net (loss) income	$(74,032)	$3,317	$(38,289)
(Loss) income per common share
Basic	$(1.93)	$0.09	$(1.03)
Diluted	$(1.93)	$0.09	$(1.03)
Weighted average common shares outstanding
Basic	38,417	37,647	37,304
Diluted	38,417	38,491	37,304

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2005	$4	$(8,002)	$234,958	$(31,195)	$195,765
Exercise of stock options and other related activities	-	-	1,356	-	1,356
Tax benefit recorded from option exercises	-	-	456	-	456
Compensation under employee stock compensation plans	-	-	2,545	-	2,545
Net loss	-	-	-	(38,289)	(38,289)
Balance December 31, 2006	4	(8,002)	239,315	(69,484)	161,833
Exercise of stock options	-	-	1,867	-	1,867
Surrender of stock to satisfy minimum tax withholding	-	(1,397)	-	-	(1,397)
Compensation under employee stock compensation plans	-	-	3,004	-	3,004
Cumulative effect of FIN 48 adoption	-	-	-	(2,421)	(2,421)
Net income	-	-	-	3,317	3,317
Balance December 31, 2007	4	(9,399)	244,186	(68,588)	166,203
Exercise of stock options	-	-	465	-	465
Surrender of stock to satisfy minimum tax withholding	-	(889)	-	-	(889)
Compensation under employee stock compensation plans	-	-	3,790	-	3,790
Net loss	-	-	-	(74,032)	(74,032)
Balance December 31, 2008	$4	$(10,288)	$248,441	$(142,620)	$95,537

The accompanying notes are an integral part of these consolidated financial statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(74,032)	$3,317	$(38,289)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,457	4,192	4,316
Amortization	1,936	2,898	6,538
Goodwill and intangible impairment	93,882	-	-
Change in deferred income tax	(12,221)	2,808	20,297
Tax benefit from exercise of stock options	-	-	456
Excess tax benefits relating to employee stock compensation	-	-	(19)
Compensation under stock-based compensation plans	3,790	3,004	2,545
Bad debt expense	4,667	5,119	12,443
Changes in assets and liabilities, net of acquired assets:
Receivables, net	(34,347)	1,050	(15,764)
Inventory	(11,629)	(127)	(7,109)
Prepaid expenses and other assets	(1,923)	859	1,108
Loss on disposal of fixed assets	-	-	237
Accounts payable	19,594	5,618	9,056
Claims payable	66	(4,384)	(21,854)
Amounts due to plan sponsors	1,078	(5,712)	573
Accrued expenses and other liabilities	(4,064)	5,545	(4,396)
Net cash (used in) provided by operating activities	(8,746)	24,187	(29,862)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(7,463)	(5,526)	(5,436)
Acquisitions, net of cash acquired	-	-	(13,097)
Decrease in other assets	-	-	125
Net cash used in investing activities	(7,463)	(5,526)	(18,408)
Cash flows from financing activities:
Borrowings on line of credit	1,409,003	1,200,760	1,031,383
Repayments on line of credit	(1,392,370)	(1,219,876)	(985,916)
Net proceeds from exercise of employee stock compensation plans	465	1,867	1,356
Excess tax benefits relating to employee stock compensation	-	-	19
Surrender of stock to satisfy minimum tax withholding	(889)	(1,397)	-
Principal payments on capital lease obligations	-	(15)	(93)
Net cash provided by (used in) financing activities	16,209	(18,661)	46,749
Net change in cash and cash equivalents	-	-	(1,521)
Cash and cash equivalents - beginning of period	-	-	1,521
Cash and cash equivalents - end of period	$-	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,011	$3,471	$2,849
Cash paid during the period for income taxes	$382	$1,599	$2,484

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

The Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to Plan Sponsor enrollees afflicted with chronic illnesses or genetic impairments. The disease states or conditions for which the Company has such programs include Psoriasis, Growth Hormone Deficiency, Thyroid Cancer, Sickle Cell/Thalassemia, Hemophilia, Multiple Sclerosis, Rheumatoid Arthritis, Osteoarthritis, Osteoporosis, Solid Organ Transplants, HIV/AIDS, Hepatitis C&B and RSV. The specialty drugs distributed through the BioScrip programs are dispensed and serviced from the Company’s 39 specialty pharmacy locations across the United States.

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts are based on estimates of losses related to customer receivable balances. The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. The risk of collection varies based upon the product, the payor (commercial health insurance, government, and physician), the patient’s ability to pay the amounts not reimbursed by the payor and the point of distribution (retail, national mail). The Company estimates the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and the historical experience of collections, adjusting for current economic conditions and, in certain cases, evaluating specific customer accounts for risk of loss. The Company periodically reviews the estimation process and makes changes to the estimates as necessary. When it is deemed that a customer account is uncollectible, that balance is written off against the existing allowance.

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

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs for the Company’s traditional mail and specialty distribution operations. Included in inventory is a reserve for expired inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Computer hardware and software	3-5 years
Office equipment	3-5 years
Furniture and fixtures	5-7 years

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

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is establish in accordance with Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Amortization of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

Claims Payable

Claims payable represent the dollar value of prescriptions processed or “adjudicated” in the Company’s PBM Services business that are due to participating network pharmacies as of the balance sheet date. The Company is responsible for all covered prescriptions provided to PBM plan enrollees (“Members”) processed through its network pharmacies during the contract period. Claims are adjudicated through its on-line adjudication system. These claims become a liability to the Company at the point of adjudication, which is when it has agreed that the prescription claim is valid, correctly priced and due to the network pharmacy for a participating Member.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent overpayments that will be paid back to Plan Sponsors in Specialty Services. In addition, these payables include the sharing of manufacturer’s rebates with the Plan Sponsors in the PBM Services segment.

Rebates

Manufacturers’ rebates are primarily part of the Company’s PBM Services segment and are recorded as estimates until such time as the rebate monies are received. These estimates are based on historical results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources. Should actual results differ, adjustments will be recorded in future earnings. In some instances, rebate payments are shared with the Company’s managed care organizations. Rebates are recorded as a reduction of both inventory and cost of goods sold.

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

 Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in its retail pharmacy network as well as through our traditional mail service facility. Under fee-for-service agreements, revenue for Specialty Services is recognized either at the time the drug is shipped in the case of most Specialty agreements or at the time of infusion when nursing services are provided and billed by the Company.  Customers receive medication from the Company either from one of the Company’s retail locations or through a delivery service.  In those cases where the Company ships the medication, revenue is recognized at the point of shipment.  At that point, the earnings process is considered complete and the Company has substantially completed the transaction Revenue for PBM Services is recognized when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the Member.

Revenue generated under PBM agreements is classified as either gross or net by based on whether the Company acts as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ Members, and therefore is the “primary obligor” as defined by Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, the Company does not have the primary obligation to pay the network pharmacy and assume credit risk and as such records only the administrative fees (and not the drug ingredient cost) as revenue.

Cost of Revenue

Cost of revenue includes the costs of prescription medications, pharmacy claims, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management and administration, claims processing operations, mail order services and nursing services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and total manufacturer rebates.

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, are determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”), SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The impairment evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”), FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 establishes the accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a recognition threshold and measurement attribute that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company files income tax returns, including returns for its subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which it operates.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.  (See Note 8 - Income Taxes of the Notes to the Consolidated Financial Statements for discussion of the effects of the Company’s adoption of FIN 48.)

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents and its line of credit. The carrying amounts of cash, cash equivalents and the line of credit approximate fair value due to their fully liquid or short-term nature.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”).  At December 31, 2008, the Company has one stock-based employee compensation plan (the “Plan”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company estimates the fair value of each stock-based award on the measurement date using a Binomial option-pricing model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period.   See Note 10 for additional information regarding stock-based compensation.

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

	2008	2007	2006
Numerator:
Net (loss) income	$(74,032)	$3,317	$(38,289)
Denominator - Basic:
Weighted average number of common shares outstanding	38,417	37,647	37,304
Basic (loss) income per common share	$(1.93)	$0.09	$(1.03)
Denominator - Diluted:
Weighted average number of common shares outstanding	38,417	37,647	37,304
Common share equivalents of outstanding stock options and restricted awards	-	844	-
Total diluted shares outstanding	38,417	38,491	37,304
Diluted (loss) income per common share	$(1.93)	$0.09	$(1.03)

Employee stock options and restricted stock awards of 3,996,523, 3,259,893 and 4,758,681 for 2008, 2007 and 2006, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which becomes effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also provides reporting requirements that identify and distinguish between the interest of the parent and the interests of the noncontrolling owners.  SFAS 160 will become effective for the Company beginning January 1, 2009.  The Company does not believe that it will have a material impact on its results of operations, financial position or cash flows at time of adoption.

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

NOTE 3 — OPERATING SEGMENTS

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), and based on the nature of the Company’s services, the Company has two reportable segments: Specialty Services and PBM Services.  SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on income from operations.

     The Specialty Services segment consists of the Company’s specialty pharmacy distribution and therapy management services. Specialty Services distribution occurs locally through community pharmacies, centrally through mail order facilities, and through our infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including out ambulatory infusion sites. All Specialty Services target certain specialty medications that are used to treat patients living with chronic health conditions and are opportunities to provide therapy management and coordination of benefit services.

     The PBM Services segment consists of the Company’s integrated pharmacy benefit management and traditional mail services.  These Services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for Plan Members who receive traditional maintenance medications.

     The accounting policies applied to the business segments are the same as those described in Note 2 -  Summary of Significant Accounting Policies. Certain prior period amounts have been reclassified to conform to the current year presentation.  Such reclassifications are deemed immaterial to segment data presented below.  There is no effect on previously reported (Loss) income from operations.

Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Specialty Services	$1,196,587	$974,571	$868,828
PBM Services	205,324	223,161	283,112
Total	$1,401,911	$1,197,732	$1,151,940
(Loss) income from operations:
Specialty Services	$(94,275)	$(2,453)	$(19,970)
PBM Services	10,758	11,304	3,729
	(83,517)	8,851	(16,241)
Interest expense, net	(2,711)	(3,270)	(3,018)
Income tax (benefit) expense	(12,196)	2,264	19,030
Net (loss) income:	$(74,032)	$3,317	$(38,289)
Capital expenditures:
Specialty Services	$6,280	$4,843	$4,064
PBM Services	1,183	683	1,372
Total	$7,463	$5,526	$5,436
Depreciation Expense:
Specialty Services	$3,919	$3,691	$3,593
PBM Services	538	501	723
Total	$4,457	$4,192	$4,316
Total Assets
Specialty Services	$180,237	$232,823	$242,258
PBM Services	66,720	63,999	63,198
Total	$246,957	$296,822	$305,456

The following table outlines by segment contracts with a Plan Sponsor having revenues that exceeded 10% of the Company’s total revenues (in thousands):

	For the Year Ended,
	December 31,
	2008	2007	2006
PBM Services Revenue from Plan Sponsor	$115,007	$116,557	$120,771
Specialty Services Revenue from Plan Sponsor	71,227	31,061	25,688
Total Services Revenue from Plan Sponsor	$186,234	$147,618	$146,459
Percentage of Total Revenue	13%	12%	13%

NOTE 4 — GOODWILL AND INTANGIBLES

The Company follows SFAS 142, Goodwill and Other Intangible Assets, (“SFAS 142”) in accounting and reporting for its goodwill and intangible assets. SFAS 142 states that goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test.  Management assesses impairment in the fourth quarter of each year or whenever there is an impairment indicator.   The Company has two reporting units: Specialty Services and PBM Services.   As of December 31, 2008 and 2007, all goodwill has been associated with the Specialty Services reporting unit.  Portions of goodwill are expected to be deductible for income tax purposes.

The Company has experienced a significant decline in its market capitalization below book value, which has been sustained through the fourth quarter of 2008.  The Company has also previously announced changes in the status of long-term Specialty Services contracts which are expected to reduce 2009 revenues. Those contract changes are (a) the decision by United Healthcare Group ("UHC") to internalize services for HIV/AIDS and solid organ transplant drugs starting in the first quarter of 2009, and (b) the expiration of the Competitive Acquisition Program (“CAP”) with the Centers for Medicare and Medicaid Services effective December 31, 2008.  The expiration of these contracts, the reduced market capitalization of the Company and the reduced market capitalization of the Company’s peers in the healthcare industry were considered to be potential indicators of impairment in contemplation of the Company’s annual impairment analysis.

Based on its annual assessment, management determined that the fair value of the Company’s Specialty Services reporting unit was less than the carrying value of its net assets.  The Company determined the fair value of the Specialty Services reporting unit using a combination of an income approach using the discounted cash flow method and a market approach using the guideline public company method.  The Company completed step two of the impairment analysis and concluded that the carrying value of Specialty Services goodwill was impaired, resulting in a fourth quarter non-cash impairment charge of $90.0 million.

The following table provides a reconciliation of goodwill (in thousands):

Total
Balance as of December 31, 2006	$114,991
Goodwill acquired	-
Goodwill adjustments	(167)
Balance as of December 31, 2007	114,824
Goodwill acquired	-
Goodwill adjustments	(286)
Goodwill impairment	(90,040)
Balance as of December 31, 2008	$24,498

As part of the annual assessment and in consideration of the impairment indicators, the Company also evaluated the recoverability of its property and equipment and definite-lived intangible assets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS 144”).  As a result, the Company determined that $3.9 million of definitive-lived intangible assets, consisting of $3.5 million of customer lists and $0.4 million of non-compete agreements, were impaired, and an impairment charge for this amount was recorded in the fourth quarter of 2008.  These impairment tests were performed and the related impairment charges were recorded prior to completing the goodwill impairment analysis.

The following table details the acquired intangible assets and their accumulated amortization as of December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$-	$-	$3,900	$(2,736)
Customer lists	-	-	11,000	(6,387)
Total	$-	$-	$14,900	$(9,123)

The amortization expense for the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $2.9 million and $6.5 million, respectively.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31 (in thousands):

	2008	2007
Computer and office equipment, including equipment acquired under capital leases	$13,534	$11,679
Work in progress	7,161	2,985
Furniture and fixtures	2,760	2,816
Leasehold improvements	8,418	7,525
	31,873	25,005
Less: Accumulated depreciation	(17,125)	(13,263)
Property and equipment, net	$14,748	$11,742

Work in progress for 2008 and 2007 includes $5.7 million and $1.9 million, respectively, of unamortized software development costs.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $4.2 million and $4.3 million, respectively.

NOTE 6 — LINE OF CREDIT

The Company’s revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc., (“HFG”) provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin. The Facility term is through November 1, 2010.  Under the terms of the Facility, the Company may request to increase the amount available for borrowings of up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan. The borrowing base utilizes receivables balances and other related collateral as security under the Facility.  There was $50.4 million and $33.8 million outstanding under our revolving credit facility as of December 31, 2008 and 2007, respectively. The weighted average interest rate on the Facility during 2008 was 5.0%, compared to 7.2% during 2007.  At December 31, 2008 the Company had $34.6 million of credit available under the Facility.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility. The Company was in compliance with all the covenants contained in the agreements as of December 31, 2008.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting the Company’s BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) subsidiary as the defendant, alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. The complaint seeks unspecified money damages and injunctive relief. PBM Services sought unsuccessfully to remove the action to Federal court. On February 5, 2007, the court denied PBM Services’ motion to dismiss the action for lack of jurisdiction and failure to state a claim, and on February 16, 2007, PBM Services answered the complaint denying the material allegations. The parties are now engaged in discovery into the question of class certification only.  The Company is confident in its position, and does not believe that an adverse ruling in this matter would have a material adverse effect on its business, operations, financial position or results of operations.

Several members of the DiCello family, who sold to the Company one of its subsidiaries called Northland, are claiming a right to additional purchase price of at least $5.64 million from the Company under the terms of the stock purchase agreement.  The sellers, first sued in July 2007 in federal court in the Southern District of Ohio, but the court stayed the case and directed arbitration of the disagreement with the accounting firm KPMG LLP as arbitrator as the stock purchase agreement provides.  The action is captioned JPD, Inc. et al. v. Chronimed Holdings, Inc.  The Company denies owing the sellers any additional purchase price and intends to defend the matter vigorously.  There have been no arbitration proceedings.  The Company is confident in its position and does not believe that an adverse ruling would not have a material adverse effect on its business, operations, or financial position.

On September 18, 2008, a complaint was filed in the Federal court in the District of New Mexico, naming BioScrip’s subsidiary BioScrip Pharmacy Services, Inc. as a defendant.  The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez-Huerta, a minor v. Spectrum Chemicals and Laboratory Products, et al., 1:08-cv-00853 (D. NM).  The complaint alleges that the Company and the other defendants actions proximately caused plaintiff’s injuries after receiving a medication that had been allegedly recalled by the manufacturer Spectrum Chemicals and dispensed by the Company, alleging various tort causes of action, including but not limited to, strict products liability and negligence, breaches of warranties, and violations of various New Mexico statutes.  The complaint seeks unspecified money damages, including punitive damages.  The Company has answered the complaint denying the material allegations.  The Company intends to deny the allegations and defend vigorously against the action.  Given the preliminary stage in the matter, the Company is unable to assess the probable outcome of this proceeding or its financial impact.

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

The future minimum lease payments under operating leases at December 31 are as follows (in thousands):

2009	$4,631
2010	3,970
2011	2,711
2012	2,065
2013	1,548
Thereafter	5,332
$20,257

Rent expense for leased facilities and equipment was approximately $4.6 million, $4.4 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Security Interest and Letters of Credit

During the fourth quarter, in consideration for more favorable payment terms, the Company granted its primary drug wholesaler a secured, first priority lien in all of its inventory.  In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2008, there was $0.9 million on deposit as collateral for these LCs.

Purchase Commitments

As of December 31, 2008, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $37.6 million in 2009.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 8 — INCOME TAXES

The Company’s Federal and state income tax provision (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Current
Federal	$(18)	$(501)	$(2,408)
State	43	(43)	978
Total Current	25	(544)	(1,430)
Deferred
Federal	(10,660)	2,448	17,832
State	(1,561)	360	2,628
Total Deferred	(12,221)	2,808	20,460
Total (Benefit from) Provision for Income Taxes	$(12,196)	$2,264	$19,030

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	For the Years Ended
	December 31,
	2008	2007
Deferred tax assets:
Reserves not currently deductible	$6,533	$7,305
Net operating loss carryforwards	8,455	8,287
Intangibles	5,310	3,788
Goodwill (tax deductible)	17,720	268
Accrued expenses	1,091	1,804
Stock based compensation (123R)	2,653	1,718
Property basis differences	1,666	1,336
Other	1,411	2,088
Subtotal deferred tax assets	44,839	26,594
Deferred tax liabilities:
Goodwill (tax deductible)	(533)	(12,754)
Less: valuation allowance	(44,839)	(26,594)
Net deferred tax liability	$(533)	$(12,754)

Since December 31, 2006, the Company fully reserved its deferred tax assets as it concluded that it was more likely than not that its deferred tax assets would not be utilized.  The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets.  Based on this assessment, the Company has concluded that the valuation allowance, in the amount of $44.8 million, is still required.  If the Company determines in a future period that it is more likely than not that the deferred tax assets will be utilized, the Company will reverse all or part of the valuation allowance for its deferred tax assets.

At December 31, 2008, the Company had Federal net operating loss (“NOL”) carryforwards of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  The Company has post apportioned state NOL carryforwards remaining of approximately $15.3 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2008	2007	2006
Tax (benefit) provision at statutory rate	$(29,310)	$1,897	$(6,548)
State tax (benefit) provision, net of Federal taxes	(2,616)	366	208
Non-deductible goodwill	1,687	-	-
Change in tax contingencies	(360)	(1,165)	128
Valuation allowance changes affecting income tax expense	18,245	930	25,664
Other	158	236	(422)
Provision for income taxes	$(12,196)	$2,264	$19,030

The Company adopted the provisions of FIN 48 effective January 1, 2007.  As a result of the adoption of FIN 48, the Company recorded a $2.4 million increase in the liability for unrecognized tax benefits, which was recorded as an adjustment to the opening balance of accumulated deficit on January 1, 2007.  At the adoption date of January 1, 2007, the Company had approximately $4.8 million of unrecognized income tax benefits, including interest of approximately $0.7 million.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2008	2007
Unrecognized tax benefits balance at January 1,	$2,940	$4,137
Gross increases for tax positions of prior years	-	284
Gross decreases for tax positions of prior years	(239)	(380)
Gross increases for tax positions taken in current year	-	6
Settlements with taxing authorities	(46)	(114)
Lapse of statute of limitations	(368)	(993)
Unrecognized tax benefits balance at December 31,	$2,287	$2,940

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of income.  As of December 31, 2008 and December 31, 2007, the Company had approximately $0.5 million  of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2008, U.S. tax returns for 2005, 2006, 2007 and 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

During January 2008, the Company settled certain controversies with taxing authorities.  The settlement called for payment of $63,000 of tax and interest.  The remaining amount of $0.3 million of unrecognized tax benefits and interest for this tax position was reversed during first quarter 2008 through goodwill.

NOTE 9 — TREASURY STOCK

On February 27, 2003, the Executive Committee of the Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10.0 million of its Common Stock in open market or private transactions. No stock was repurchased during 2008, 2007 or 2006; however, during 2008, 2007 and 2006, 187,544; 189,492 and 49,074 shares, respectively, were returned to satisfy tax withholding obligations on the vesting of restricted stock awards. As of December 31, 2008, approximately $4.9 million of the $10.0 million authorized remains available for additional share repurchases. The Company holds a total of 2,624,186 shares of treasury stock acquired under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

NOTE 10 — STOCK-BASED COMPENSATION

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive performance stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as forfeitures, expirations or awards thereunder otherwise settled in cash after the adoption thereof).  The Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”).  Upon adoption of the 2008 Plan, no further grants may be made under the 2001 Plan.  As of December 31, 2008 there were 1,987,532 shares remaining available for grant under the 2008 Plan.

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

  Stock Options

Options granted under the Plans: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant (110% for ISOs granted to a stockholder who holds more than 10% of the outstanding stock of the Company), and (c) are generally exercisable for 10 years, 5 years for ISOs granted to a stockholder holding more than 10% of the outstanding stock of the Company, after the date of grant, subject to earlier termination in certain circumstances.  The exercise price of NQSOs may not be below the fair market value of a share of stock on the grant date.

The Company recognized compensation expense related to stock options of $2.1 million, $1.9 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	2008	2007	2006
Expected volatility	51.4%	54.4%	53.7%
Risk-free interest rate	3.86%	4.70%	4.56%
Expected life of options	5.7 years	5.2 years	5.5 years
Dividend rate	-	-	-
Fair value of options	$3.46	$2.29	$1.67

Stock option activity through December 31, 2008 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(thousands)	Contractual Life
Balance, December 31, 2007	5,206,339	$6.71	$11,400.0	5.9 years
Granted	1,099,522	6.67
Exercised	(42,108)	5.55
Forfeited	(119,396)	5.18
Expired	(359,986)	10.01
Balance, December 31, 2008	5,784,371	$6.53	$27.5	5.6 years
Outstanding options less expected
forfeitures at December 31, 2008	5,422,157	$6.60	$27.2	5.4 years
Exercisable at December 31, 2008	4,169,653	$7.03	$26.2	4.5 years

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2008, 2007 and 2006 was $3.46, $2.29 and $1.67 respectively. The total intrinsic value of options exercised during the years December 31, 2008, 2007, and 2006, was $0.1 million, $1.3 million, and $0.4 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006, was $0.2 million, $1.9 million and $1.4 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2008 expire on various dates ranging from February 2009 through October 2018. The following table outlines our outstanding and exercisable stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Outstanding	Exercise	Remaining	Options	Exercise
Range of Option Exercise Price	Options	Price	Contractual Life	Exercisable	Price
$1.93 - $5.20	1,818,314	$2.85	5.58 years	1,234,382	$2.83
$5.29 - $7.03	2,019,091	6.34	6.78 years	1,106,304	6.26
$7.16 - $9.56	1,290,379	8.05	5.14 years	1,172,380	8.08
$9.77 - $12.20	399,920	12.04	2.55 years	399,920	12.04
$16.50 - $20.25	256,667	17.92	2.93 years	256,667	17.92
	5,784,371	$6.53	5.57 years	4,169,653	$7.03

As of December 31, 2007 and 2006, the exercisable portion of outstanding options was approximately 3.7 million shares and approximately 3.6 million shares, respectively.

Stock option activity for non-vested shares through December 31, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Balance, December 31, 2007	1,532,673	$2.17
Granted	1,099,522	$3.40
Vested	(889,914)	$2.66
Forfeited and expired	(127,563)	$2.67
Balance, December 31, 2008	1,614,718	$2.70

As of December 31, 2008 there was $2.7 million of unrecognized compensation expense related to unvested option grants.  That expense is expected to be recognized over a weighted-average period of 1.7 years.

As compensation expense for options granted is recorded over the requisite service period of options, future stock-based compensation expense may be greater as additional options are granted.

Restricted Stock

Under the 2008 Plan, stock grants subject solely to an employee’s or director’s continued service with the Company will not become fully vested less than (a) three years from the date of grant to employees and, in certain instances, fully vest upon a change in control of the Company, and (b) one year from the date of grant for directors.  Stock grants subject to the achievement of performance conditions will not vest less than one year from the date of grant.  No such time restrictions applied to stock grants made under the Company’s prior equity compensation plans.

The Company recognized compensation expense related to restricted stock awards of $1.7 million, $1.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted stock award activity through December 31, 2008 is as follows:

		Weighted Average	Weighted Average
	Restricted	Award	Remaining
	Stock	Date Fair Value	Recognition Period
Balance, December 31, 2007	673,071	$2.06
Granted	645,625	$4.37
Awards Vested	(586,159)	$1.96
Canceled	(18,900)	$2.09
Balance December 31, 2008	713,637	$4.24	1.5 years

As of December 31, 2008, there was $1.8 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 1.5 years. The total grant date fair market value of awards vested during the years ended December 31, 2008, 2007 and 2006 was $1.1 million, $0.6 million and $0.5 million, respectively.  The total intrinsic value of restricted stock awards released during the years December 31, 2008, 2007 and 2006 was $2.3 million, $3.9 million and $0.5 million, respectively.

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

NOTE 11 — CONCENTRATION OF CREDIT RISK

The following table outlines contracts with Plan Sponsors having revenues and/or accounts receivable that individually exceeded 10% of the Company’s total revenues and/or accounts receivable during the applicable time period:

Plan Sponsor
Year ended December 31, 2006
% of total revenue	13%
% of total accounts receivable at period end	17%
Year ended December 31, 2007
% of total revenue	12%
% of total accounts receivable at period end	19%
Year ended December 31, 2008
% of total revenue	13%
% of total accounts receivable at period end	19%

Plan Sponsor revenue and accounts receivable is primarily in the PBM Services segment with a lesser amount in the Specialty Services segment.

NOTE 12 — DEFINED CONTRIBUTION PLAN

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $0.9 million, $1.0 million and $0.5 million in the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 13 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for fiscal 2008 and 2007 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Revenue	$327,471	$348,440	$359,427	$366,573
Gross profit	$32,372	$35,726	$36,081	$37,991
Net (loss) income (1)	$(477)	$1,619	$1,410	$(76,584)
Basic (loss) income per share	$(0.01)	$0.04	$0.04	$(1.98)
Diluted (loss) income per share	$(0.01)	$0.04	$0.04	$(1.98)
2007:
Revenue	$296,218	$294,737	$297,580	$309,197
Gross profit	$32,556	$32,909	$35,369	$36,181
Net (loss) income	$(1,347)	$482	$1,666	$2,516
Basic (loss) income per share	$(0.04)	$0.01	$0.04	$0.07
Diluted (loss) income per share	$(0.04)	$0.01	$0.04	$0.06

(1)  The fourth quarter of 2008 includes $93.9 million of goodwill and intangible impairment.

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2008 were effective.

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

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2008, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of BioScrip, Inc. and our report dated March 2, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 2, 2009

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before March 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before March 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before March 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before March 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before March 31, 2009 in connection with our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules not listed above have been omitted since they are not applicable or are not required.

3.  Exhibits:

Exhibit Number	Description	Location
2.1	Agreement and Plan of Merger, dated as of August 9, 2004, among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(1) (Exhibit 99.2)
2.2	Amendment No. 1 dated January 3, 2005 to Agreement and Plan of Merger dated August 9, 2004 by and among MIM Corporation, Chronimed Acquisition Corp. and Chronimed Inc.	(2) (Exhibit 10.1)
3.1	Second Amended and Restated Certificate of Incorporation	(3) (Exhibit 4.1)
3.2	Amended and Restated By-Laws	(4) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate	(5) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between The Company and American Stock Transfer and Trust Company	(6) (Exhibit 4.2)
4.3
First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent
(7) (Exhibit 4.3)
4.4	Second Amendment, dated March 4, 2009, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the "Rights Agreement"), between the Company and American Stock Trnsfer & Trust Company, as Rights Agent	(8) (Exhibit 4.4)
10.1	Amended and Restated 1996 Incentive Stock Plan	(9)
10.2	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan	(10)
10.3	Amended and Restated 2001 Incentive Stock Plan	(11)
10.4	2008 Equity Incentive Plan	(12)
10.5	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese	(12) (Exhibit 10.51)
10.6	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese	(13) (Exhibit 10.46)
10.7	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese	(14) (Exhibit 10.1)
10.8	Separation Agreement between BioScrip, Inc. and Henry F. Blissenbach	(15) (Exhibit 99.1)
10.9	Severance Letter Agreement, dated August 17, 2006, between the Company and Brian Reagan	(16) (Exhibit 10.1)
10.10	Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner	(17) (Exhibit 10.1)

10.11	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum	(18) (Exhibit 10.1)
10.11	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum	(18) (Exhibit 10.1)
10.12
Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender
(19) (Exhibit 10.15)
10.13
Amended and Restated Pledge Agreement, dated as of November 1, 2007 among BioScrip, Inc., Chronimed Inc., MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC, and HFG Healthco-4 LLC,
(19) (Exhibit 10.16)
10.14	Amended and Restated Guaranty, effective as of October 1, 2007, by BioScrip, Inc. and Chronimed, Inc. in favor of HFG Healthco-4 LLC	(19) (Exhibit 10.17)
10.15
Refinancing Arrangements Agreement among BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., BioScrip Infusion Services, LLC and MIM Funding, LLC
(19) (Exhibit 10.18)
10.16
First Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender
(20) (Exhibit 10.1)
10.17
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender.
(21) (Exhibit 10.1)
10.18
Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender
(22) (Exhibit 10.1)
10.19	Employment Agreement dated May 30, 2008, by and between BioScrip, Inc. and Richard H. Friedman	(23) (Exhibit 10.1)
10.20	Employment Letter Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith	(24) (Exhibit 10.1)
10.21	Severance Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith	(24) (Exhibit 10.2)
10.22	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum	(25)
10.23	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner	(25)
21.1	List of Subsidiaries	*
23.1	Consent of Ernst and Young LLP	*
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004., SEC Accession No. 0001089355-04-000197
(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005, SEC Accession No. 0001014739-05-000007.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on May 16, 2007, SEC Accession no. 0000950123-07-007569.
(5)
Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006,  SEC Accession no. 0000950123-06-004022

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company’s Form 8-K/A dated December 4, 2002.
(7)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-0155184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company’s definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.
(10)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.
(11)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.
(12)	Incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders filed with the Commission March 21, 2008
(12)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(13)
Incorporated by reference to the indicated exhibit to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(14)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082.
(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 1, 2006, SEC Accession No. 0000950123-06-002440.
(16)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 21, 2006, SEC Accession No. 0000950123-06-010723.
(17)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010904.
(18)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(19)
Incorporated by reference to the indicated exhibit to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2008, filed March 7, 2008, SEC Accession No. 0000950123-08-002707.

(20)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC Accession No. 0000950123-08-005203.
(21)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2008, SEC Accession No. 0000950123-08-010551.
(22)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 14, 2008, SEC Accession No. 0000950123-08-009594.
(23)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2008, SEC Accession No. 0000950123-08-006507.
(24)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008 SEC Accession No. 0000950123-08-016150.
(25)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008 SEC Accession No. 0000950123-09-000854.

*           Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

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

Signature	Title(s)	Date

/s/ Richard H. Friedman Richard H. Friedman	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 5, 2009

/s/ Stanley G. Rosenbaum Stanley G. Rosenbaum	Chief Financial Officer (principal financial officer)	March 5, 2009

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 5, 2009

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 5, 2009

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 5, 2009

/s/ David R. Hubers David R. Hubers	Director	March 5, 2009

/s/ Richard L. Robbins Richard L. Robbins	Director	March 5, 2009

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 5, 2009

/s/ Steven K. Schelhammer Steven K. Schelhammer	Director	March 5, 2009

Bioscrip, Inc. and Subsidiaries
Schedule II- Valuation Allowance and Qualifying Accounts
(in thousands)

	Balance at	Write-Off	Charged to
	Beginning of	of	Costs	Balance at
	Period	Receivables	and Expenses	End of Period
Year ended December 31, 2006
Accounts receivable	$14,406	$(13,075)	$12,443	$13,774
Year ended December 31, 2007
Accounts receivable	$13,774	$(6,810)	$5,119	$12,083
Year ended December 31, 2008
Accounts receivable	$12,083	$(5,121)	$4,667	$11,629

EXHIBIT INDEX

(Exhibits being filed with this Annual Report on Form 10-K)

21.1	List of Subsidiaries
23.1	Consent of Ernst and Young LLP
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002