Form 10-Q
period 2009-03-31
BioScrip, Inc.
filed 2009-05-05
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number: 0-28740
________________

BioScrip, Inc.
(Exact name of registrant as specified in its charter)
________________

Delaware	05-0489664
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

100 Clearbrook Road, Elmsford, NY	10523
(Address of Principal Executive Offices)	(Zip Code)

(914) 460-1600
(Registrant’s telephone number, including area code)

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

On May 1, 2009, there were 41,843,194 outstanding shares of the registrant’s common stock, $.0001 par value per share.

INDEX

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $9,866 and $11,629
at March 31, 2009 and December 31, 2008, respectively	144,612	158,649
Inventory	39,040	45,227
Prepaid expenses and other current assets	3,210	2,766
Total current assets	186,862	206,642
Property and equipment, net	14,714	14,748
Other assets	1,103	1,069
Goodwill	24,498	24,498
Total assets	$227,177	$246,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$36,114	$50,411
Accounts payable	67,341	76,936
Claims payable	4,891	5,230
Amounts due to plan sponsors	5,699	5,646
Accrued expenses and other current liabilities	9,607	9,575
Total current liabilities	123,652	147,798
Deferred taxes	730	533
Income taxes payable	3,229	3,089
Total liabilities	127,611	151,420
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued:
41,763,194, and 41,622,629, respectively; shares outstanding; 38,718,278 and
38,691,356, respectively	4	4
Treasury stock, shares at cost: 2,642,260 and 2,624,186, respectively	(10,320)	(10,288)
Additional paid-in capital	249,217	248,441
Accumulated deficit	(139,335)	(142,620)
Total stockholders' equity	99,566	95,537
Total liabilities and stockholders' equity	$227,177	$246,957

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$325,749	$327,471
Cost of revenue	289,759	295,099
Gross profit	35,990	32,372
Selling, general and administrative expenses	30,327	31,537
Bad debt expense	1,380	650
Income from operations	4,283	185
Interest expense, net	(594)	(585)
Income before income taxes	3,689	(400)
Tax provision	404	77
Net income (loss)	$3,285	$(477)
Income (loss) per common share
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)
Weighted average common shares outstanding
Basic	38,709	38,177
Diluted	38,787	38,177

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,285	$(477)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,111	1,552
Change in deferred income tax	197	-
Compensation under stock-based compensation plans	776	957
Bad debt expense	1,380	650
Changes in assets and liabilities
Receivables, net	12,657	(16,205)
Inventory	6,187	(917)
Prepaid expenses and other assets	(478)	(1,469)
Accounts payable	(9,595)	5,694
Claims payable	(339)	1,123
Amounts due to plan sponsors	53	525
Accrued expenses and other liabilities	173	(3,901)
Net cash provided by (used in) operating activities	15,407	(12,468)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(1,077)	(2,175)
Net cash used in investing activities	(1,077)	(2,175)
Cash flows from financing activities:
Borrowings on line of credit	329,480	338,236
Repayments on line of credit	(343,777)	(323,505)
Surrender of stock to satisfy minimum tax withholding	(33)	(235)
Net proceeds from exercise of employee stock compensation plans	-	147
Net cash (used in) provided by financing activities	(14,330)	14,643
Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$593	$847
Cash paid during the period for income taxes	$205	$183

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.  AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission on March 5, 2009. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), which became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also sets forth reporting requirements that identify and distinguish among the interests of the parent and those of noncontrolling owners.  The Company will assess the impact of SFAS 160 if it enters into a noncontrolling interest arrangement.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. SFAS 157 applies whenever another standard requires or permits assets or liabilities to be measured at fair value, and does not expand the use of fair value to any new circumstances. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, FASB approved the Financial Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for non-financial assets and non-financial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 effective January 1, 2008 for its financial assets and liabilities, which had no material impact on its results of operations or financial position.  The Company adopted SFAS 157 for non-financial assets and liabilities effective January 1, 2009, with no material effect on its results of operations or financial positions.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income (loss)	$3,285	$(477)
Denominator - Basic:
Weighted average number of common shares outstanding	38,709	38,177
Basic income (loss) per common share	$0.08	$(0.01)
Denominator - Diluted:
Weighted average number of common shares outstanding	38,709	38,177
Common share equivalents of outstanding stock options and restricted awards	78	-
Total diluted shares outstanding	38,787	38,177
Diluted income (loss) per common share	$0.08	$(0.01)

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 were 5,784,013 shares, which are issuable upon the exercise of outstanding stock options.  The inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value.  The net loss per common share for the three months ended March 31, 2008 excludes the effect of all common stock equivalents, as their inclusion would be anti-dilutive.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  As of March 31, 2009, there were 1,518,039 shares remaining available for grant under the 2008 Plan.  The Plan is administered by the Company’s Board of Directors Management Development and Compensation Committee (the “Compensation Committee”).  Upon adoption of the 2008 Plan, no further grants may be made under the 2001 Plan.

Under the provisions of the 2008 Plan, as well as under the Company’s prior equity compensation plans (collectively the “Plans”), plan participants may use shares to cover tax withholding on income earned as a result of the exercise, vesting and/or lapsing of restrictions on equity awards.  Upon the exercise of stock options and the vesting of other equity awards granted under the Plans, participants will generally have taxable income subject to statutory withholding requirements.  The number of shares that may be issued to participants upon the exercise of stock options and the vesting of equity awards may be reduced by the number of shares having a market value equal to the amount of tax required to be withheld by the Company to satisfy Federal, state and local tax obligations as a result of such exercise or vesting.

Stock Options

Options granted under the Plan: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant (110% for ISOs granted to a stockholder who holds more than 10% of the outstanding stock of the Company), and (c) are generally exercisable for ten years, five years for ISOs granted to a stockholder holding more than 10% of the outstanding stock of the Company, after the date of grant, subject to earlier termination in certain circumstances.

The Company recognized compensation expense related to stock options of $0.5 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	65.1%	52.0%
Risk-free interest rate	2.67%	3.90%
Expected life of options	5.6 years	6.2 years
Dividend rate	-	-
Fair value of options	$1.17	$4.16

On April 28, 2009, the Compensation Committee approved a grant of 1,257,550 NQSOs to management consistent with the Compensation Committee’s historic grant practices.

At March 31, 2009, there was $2.5 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company recognized compensation expense related to restricted stock awards of $0.3 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $1.4 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.7 years.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized may vary from quarter to quarter. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Performance Units

Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee will establish the terms and conditions of any performance units granted, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million with respect to performance units for any given year. To date, no performance units have been granted under the 2008 Plan.

NOTE 5 – OPERATING SEGMENTS

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

Revenues from Specialty Services and PBM Services are derived from the Company’s relationships with healthcare payors including managed care organizations, government funded and/or operated programs, pharmaceutical manufacturers, patients and physicians, as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”).

The Specialty Services segment consists of the Company’s specialty pharmacy distribution and therapy management services.  Specialty Services distribution occurs locally through community pharmacies, centrally through mail order facilities and through our infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including our ambulatory infusion sites.  All Specialty Services target certain specialty medications that are used to treat patients living with chronic and other complex healthcare conditions.

The PBM Services segment consists of the Company’s integrated pharmacy benefit management and traditional mail services.  These Services are designed to offer third party administrators and other Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for Plan Members who receive traditional maintenance medications.

	Three Months Ended
	March 31,
	2009	2008
Results of Operations:
Revenue:
Specialty Services	$274,323	$277,308
PBM Services	51,426	50,163
Total	$325,749	$327,471
Income (loss) from operations:
Specialty Services	$1,638	$(1,753)
PBM Services	2,645	1,938
Total	4,283	185
Interest expense	594	585
Income tax expense	404	77
Net income (loss):	$3,285	$(477)
Capital expenditures:
Specialty Services	$943	$1,784
PBM Services	134	391
Total	$1,077	$2,175
Depreciation Expense:
Specialty Services	$929	$947
PBM Services	182	121
Total	$1,111	$1,068
Total Assets
Specialty Services	$163,455	$249,869
PBM Services	63,722	65,232
Total	$227,177	$315,101

Certain prior period segment data has been reclassified to conform to the current year’s presentation.  These reclassifications had an immaterial impact on previously reported segment data.

The following table sets forth by segment, contracts with Plan Sponsors that accounted for revenues in excess of 10% of the Company’s total revenues for the three month periods ended March 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended
	March 31,
	2009	2008
PBM Services Revenue from Plan Sponsor	$30,949	$29,349
Specialty Services Revenue from Plan Sponsor	13,564	15,794
Total Services Revenue from Plan Sponsor	$44,513	$45,143
Percentage of Total Revenue	14%	14%

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One customer accounted for approximately 14% of revenues during the three month periods ended March 31, 2009 and 2008,  and 17% and 19% of accounts receivable as of March 31, 2009 and 2008, respectively.

NOTE 7 – LINE OF CREDIT

As of March 31, 2009 there was $36.1 million in outstanding borrowings under the Company’s revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  The Facility provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, the Company may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivables balances and proceeds thereof as security under the Facility.  There was $48.9 million available for borrowing under the Facility as of March 31, 2009.  The weighted average interest rate on the Facility during the quarter ended March 31, 2009 was 4.7% compared to 5.1% for the quarter ended March 31, 2008.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility.  The Company was in compliance with all the covenants contained in the agreements as of March 31, 2009.

NOTE 8 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

Since December 31, 2006, the Company has fully reserved its deferred tax assets as it concluded that it was more likely than not that its deferred tax assets would not be utilized.  The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets.  If the Company determines in a future period that it is more likely than not that the deferred tax assets will be utilized, the Company will reverse all or part of the valuation allowance for its deferred tax assets.

The Company’s provision for income taxes was $0.4 million, or 11.0%, for the quarter ended March 31, 2009.  The effective tax rate of 11.0% is below the statutory rate, due to a reduction in the Company’s valuation allowance associated with the expected utilization of a portion of the net operating losses in 2009.  The provision for income taxes for the quarter ended March 31, 2008 was $77,000, primarily relating to liabilities for state income taxes payable.

The Company and its subsidiaries file income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of March 31, 2009, U.S. tax returns for 2005, 2006, 2007 and 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 9 – SECURITY INTEREST AND LETTERS OF CREDIT

During the fourth quarter of 2008, in consideration for more favorable payment terms, the Company granted its primary drug wholesaler a secured, first priority lien in all of its inventory as well as the proceeds thereof.  In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At March 31, 2009, there was $0.9 on deposit as collateral for these LCs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission, as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (this “Report”).

This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

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

•	Unfavorable economic and market conditions;
•	Reductions in Federal and state reimbursement;
•	Existence of complex laws and regulations relating to our business;
•	Achieving financial covenants under the “Facility” (defined below);
•	Availability of financing sources;
•	Declines and other changes in revenue due to expiration of short-term contracts;
•	Network lock-outs and decisions to in-source by health insurers;
•	Unforeseen problems arising from contract terminations;
•	Increases or other changes in the Company’s acquisition cost for its products; and
•	Changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”).

The changes in industry pricing benchmarks could have the effect of reducing prices and margins, including the impact of a proposed settlement in a class action case involving the First DataBank and MediSpan AWP reporting services, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources. This Report contains information regarding important factors that could cause such differences.

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

Our business is reported under two operating segments: (i) specialty pharmaceutical services (“Specialty Services”), and (ii) pharmacy benefit management (“PBM”) services (“PBM Services”).  Our Specialty Services include comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients and physicians.  Our PBM Services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment.

Revenues from Specialty Services and PBM Services are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, pharmaceutical manufacturers, patients and physicians, as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”).

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

We participated in two programs in 2008 that are not continuing throughout 2009.  We were the sole vendor for the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”), and the sole national specialty pharmacy provider of HIV/AIDS and solid organ transplant drugs and services to patients insured by United Healthcare (“UHC”) and its participating affiliates.

Our CAP contract expired at December 31, 2008 and discontinuing our participation in this program is expected to reduce 2009 revenues by $71 million compared to 2008.  We expect our 2009 gross profit as a percentage of revenue to increase over the same percentage in 2008 as the contract was not profitable in 2008.

The UHC contract termination occurred in two stages.  The HIV/AIDS drugs and services portion of the contract ceased January 31, 2009 and the solid organ transplant drugs and services portion of the contract ceased March 31, 2009.  This termination is expected to reduce our 2009 revenues by $99 million compared to 2008 revenue; however, it is expected to increase our gross profit as a percentage of revenue in 2009 over the percentage in 2008.

The combined effect of these contractual changes is expected to reduce 2009 revenues by approximately $170 million, or 12%. However, the gross margin percentages on these high volume contracts were below our historical average gross profit percentages on our Specialty Services business.  As such, gross profit as a percentage of revenues is expected to increase.  We have developed cost reduction plans that are expected to lower operating expenses in conjunction with the volume decreases as we cease serving these contracts.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended March 31, 2009. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Results of Operations

In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three month period ended March 31, 2009 as compared to the same period a year earlier.

	Three Months Ended
	March 31,
	2009		2008
Revenue	$325,749	100.0%	$327,471	100.0%
Gross profit	$35,990	11.0%	$32,372	9.9%
Income from operations	$4,283	1.3%	$185	0.1%
Interest expense, net	$(594)	-0.2%	$(585)	-0.2%
Income before income taxes	$3,689	1.1%	$(400)	-0.1%
Net income (loss)	$3,285	1.0%	$(477)	-0.1%

Revenue. Revenue for the first quarter of 2009 was $325.7 million as compared to revenue of $327.5 million in the first quarter of 2008.  Specialty Services revenue for the first quarter of 2009 was $274.3 million as compared to revenue of $277.3 million for the same period a year ago, a decrease of $3.0 million, or 1.1%. That decrease is primarily due the termination of the CAP and UHC contracts offset by an increase in other new Specialty Services contracts as well as the increase associated with drug cost inflation. PBM Services revenue for the first quarter of 2009 was $51.4 million, as compared to revenue of $50.2 million in the first quarter of 2008, an increase of $1.2 million, or 2.4%. The increase was primarily attributable to growth in the prescription discount card programs.

Cost of Revenue and Gross Profit.  Cost of revenue for the first quarter of 2009 was $289.8 million as compared to $295.1 million for the same period in 2008.  Gross margin dollars during the first quarter of 2009 were $36.0 million, compared to $32.4 million for the first quarter of 2008, an increase of $3.6 million. Gross margin as a percentage of revenue increased to 11.0% in the first quarter of 2009 from 9.9% in the first quarter of 2008.  The increase in gross margin percentage from 2008 to 2009 is partially a result of the termination of the CAP and UHC contracts, as well as action taken to purchase drugs during the fourth quarter of 2008 in anticipation of drug cost increases during the first quarter of 2009.  In the first quarter of 2008, the gross profit percentage was negatively impacted by timing delays in obtaining increases in reimbursement rates after drug acquisition cost increases were implemented by manufacturers of specialty drugs.  Drug acquisition cost increases typically occur in the first quarter of each year along with a corresponding increase in reimbursement rates.  In 2008 there was a longer than usual delay in updating the industry price lists used by us and our peers to charge customers for reimbursement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the first quarter of 2009 were $30.3 million, or 9.3% of total revenue, as compared to $31.5 million, or 9.6% of total revenue, for the same period in 2008. The decrease in SG&A is primarily due to staff reductions, reductions in professional fees associated with state compliance audits and other cost reduction measures, partially offset by severance costs.

Bad Debt Expense. For the first quarter of 2009, bad debt expense was $1.4 million, or 0.4% of revenue, as compared to $0.7 million, or 0.2% of revenue, in the first quarter of 2008. Our overall methodology used for determining our provision for bad debt remains essentially unchanged, and the comparative increase in 2009 is primarily due to the first quarter of 2008 experiencing significant collections on previously reserved receivables.

Net Interest Expense. Net interest expense was $0.6 million for the first quarter of 2009 as compared to $0.6 million for the same period a year ago.

Provision for Income Taxes. Income tax expense of $0.4 million was recorded for the first quarter of 2009 on pre-tax net income of $3.7 million, an 11.0% effective tax rate.  The effective tax rate for the quarter is below the statutory rate due to a reduction in the Company’s valuation allowance associated with the expected utilization of a portion of the net operating losses in 2009.  This compares to $0.1 million of income tax expense on a pre-tax loss of $0.4 million for the same period a year ago.  The prior year provision relates primarily to liabilities for state income taxes.

Net Income (Loss) and Income (Loss) Per Share. Net income for the first quarter of 2009 was $3.3 million, or $0.08 per diluted share, as compared to a net loss of $0.5 million, or ($0.01) per diluted share, for the same period last year.

Liquidity and Capital Resources

We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $15.4 million during the first three months of 2009, as compared to $12.5 million of cash used in operating activities during the first three months of 2008.  The increase in cash provided by operating activities was primarily the result of net income of $3.3 million, as well as decreases in accounts receivable and decreases in inventory offset by cash used in accounts payable.  The decrease of $14.0 million in accounts receivable is due to improved cash collections.  The decrease of $6.2 million in inventory was a result of purchases made in the fourth quarter of 2008 in anticipation of price increases, as well as the termination of the CAP and UHC contracts.  The decrease of $9.6 million in accounts payable is related to the reduction of inventory.

Net cash used in investing activities during the first three months of 2009 was $1.1 million compared to $2.2 million for the same period in 2008.  The cash used was driven primarily by the investment in our information technology infrastructure during the first quarter of 2008.

Net cash used in financing activities during the first three months of 2009 was $14.3 million, due to an increase in payments on our line of credit, compared to $14.6 million provided by financing activities for the same period in 2008, due primarily to an increase in borrowings.

At March 31, 2009, there was $36.1 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $48.5 million at March 31, 2008.  The Facility provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, we may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At March 31, 2009 we had $48.9 million of credit available under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility.  We were in compliance with all the covenants contained in the agreements as of March 31, 2009

At March 31, 2009, we had working capital of $63.2 million compared to $58.8 million at December 31, 2008.  We anticipate that our working capital needs will decrease in the current year due to the termination of certain contracts in 2008.  We made substantial information technology (“IT”) systems investments during 2008 and will continue to invest in 2009 to improve efficiencies, internals controls, and data reporting and management.  We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At March 31, 2009, we had Federal net operating loss carryforwards available to us of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  We have state net operating loss carryforwards remaining of approximately $15.3 million, the majority of which will begin expiring in 2017 and later.

During the fourth quarter of 2008, in consideration for more favorable payment terms, we granted our primary drug wholesaler a secured, first priority lien in our entire inventory.  In addition, in the ordinary course of business, we have obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At March 31, 2009, we had $0.9 million on deposit as collateral for these LCs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 31, 2009 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this Report. Based on our line of credit balance at March 31, 2009, a 1% increase in current market interest rates would have an impact of approximately $0.5 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At March 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Based on their evaluation as of March 31, 2009, pursuant to Exchange Act Rule 13a-15(b), the Company’s management, including its CEO and CFO, believe that our disclosure controls and procedures are effective.

During the first quarter 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 28, 2009 we held our Annual Meeting of Stockholders (the “Annual Meeting”).

(b)
At the Annual Meeting, our stockholders elected Charlotte W. Collins, Louis T. DiFazio, Richard H. Friedman, Myron Z. Holubiak, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Steven K. Schelhammer as directors to serve until our next annual meeting of stockholders.

(c)	At the Annual Meeting our stockholders also approved the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009.

(d)	Set forth below are the final results of the voting at the annual meeting:

(i)	Election of Directors:

	For	Withheld
Charlotte W. Collins	17,798,458	10,114,393
Louis T. DiFazio	25,951,079	1,961,772
Richard H. Friedman	25,662,385	2,250,466
Myron Z. Holubiak	18,073,682	9,839,169
David R. Hubers	26,002,132	1,910,719
Richard L. Robbins	26,004,665	1,908,186
Stuart A. Samuels	18,041,572	9,871,279
Steven K. Schelhammer	18,125,896	9,786,955

(ii)	Adoption Ratification of the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
27,506,533	402,965	3,353	0

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

BIOSCRIP, INC.

Date: May 5, 2009	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,
Treasurer and Principal Accounting Officer