Form 10-Q
period 2009-06-30
BioScrip, Inc.
filed 2009-08-04
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

On July 31, 2009, there were 38,780,865 outstanding shares of the registrant’s common stock, $.0001 par value per share.

INDEX

EX 10.1 – EMPLOYMENT AGREEMENT
EX 10.2 – AMENDMENT TO EMPLOYMENT AGREEMENT
EX. 31.1 – CEO 302 CERTIFICATION
EX. 31.2 – CFO 302 CERTIFICATION
EX. 32.1 – CEO 906 CERTIFICATION
EX. 32.2 – CFO 906 CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $9,681 and $11,629
at June 30, 2009 and December 31, 2008, respectively	137,214	158,649
Inventory	48,504	45,227
Prepaid expenses and other current assets	4,026	2,766
Total current assets	189,744	206,642
Property and equipment, net	16,436	14,748
Other assets	1,254	1,069
Goodwill	24,498	24,498
Total assets	$231,932	$246,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$33,067	$50,411
Accounts payable	70,301	76,936
Claims payable	4,851	5,230
Amounts due to plan sponsors	5,152	5,646
Accrued expenses and other current liabilities	9,679	9,575
Total current liabilities	123,050	147,798
Deferred taxes	857	533
Income taxes payable	3,370	3,089
Total liabilities	127,277	151,420
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued:
41,843,194, and 41,622,629, respectively; shares outstanding; 38,780,865 and
38,691,356, respectively	4	4
Treasury stock, shares at cost: 2,653,007 and 2,624,186, respectively	(10,320)	(10,288)
Additional paid-in capital	249,929	248,441
Accumulated deficit	(134,958)	(142,620)
Total stockholders' equity	104,655	95,537
Total liabilities and stockholders' equity	$231,932	$246,957

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$328,749	$348,440	$654,498	$675,911
Cost of revenue	290,361	312,714	580,120	607,813
Gross profit	38,388	35,726	74,378	68,098
Selling, general and administrative expenses	31,607	31,635	61,933	63,172
Bad debt expense	1,597	723	2,977	1,373
Income from operations	5,184	3,368	9,468	3,553
Interest expense, net	430	677	1,024	1,262
Income before income taxes	4,754	2,691	8,444	2,291
Tax provision	377	1,072	782	1,149
Net income	$4,377	$1,619	$7,662	$1,142
Income per common share
Basic	$0.11	$0.04	$0.20	$0.03
Diluted	$0.11	$0.04	$0.20	$0.03
Weighted average common shares outstanding
Basic	38,748	38,242	38,729	38,210
Diluted	39,227	39,023	39,026	39,257

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$7,662	$1,142
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,240	3,065
Change in deferred income tax	324	844
Compensation under stock-based compensation plans	1,488	1,995
Bad debt expense	2,977	1,373
Changes in assets and liabilities
Receivables, net	18,458	(18,580)
Inventory	(3,277)	(2,704)
Prepaid expenses and other assets	(1,445)	(1,354)
Accounts payable	(6,635)	36,081
Claims payable	(379)	(76)
Amounts due to plan sponsors	(494)	1,017
Accrued expenses and other liabilities	387	(5,147)
Net cash provided by operating activities	21,306	17,656
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(3,929)	(3,702)
Net cash used in investing activities	(3,929)	(3,702)
Cash flows from financing activities:
Borrowings on line of credit	666,260	654,961
Repayments on line of credit	(683,604)	(668,928)
Surrender of stock to satisfy minimum tax withholding	(33)	(263)
Net proceeds from exercise of employee stock compensation plans	-	276
Net cash used in financing activities	(17,377)	(13,954)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,085	$1,991
Cash paid during the period for income taxes	$273	$219

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

The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.

Bioscrip has evaluated events subsequent to the balance sheet date through August 4, 2009, which represents the issue date of this Form 10-Q.  As of August 4, 2009, there were no subsequent events which required recognition or disclosure in the financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009.  This standard replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP.  Rules and interpretive releases of the SEC will also be sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in its third quarter of 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which is effective for fiscal years beginning after November 15, 2009.   SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company has evaluated SFAS 167 and does not believe that it will have a material impact on its results of operations, financial position or cash flows.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, (“SFAS 166”), which is effective for fiscal years beginning after November 15, 2009.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets.  The Company has evaluated SFAS 166 and does not believe that it will have a material impact on its results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which was effective for interim and annual periods after June 15, 2009.  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance-sheet date but prior to the issuance of its most recent financial statements are referred to as “non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company adopted this new standard effective June 30, 2009 — see Note 1.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for interim and annual periods after June 15, 2009.  The Company has evaluated these FSPs and does not believe that they will have a material impact on its results of operations, financial position or cash flows.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$4,377	$1,619	$7,662	$1,142
Denominator - Basic:
Weighted average number of common shares outstanding	38,748	38,242	38,729	38,210
Basic income per common share	$0.11	$0.04	$0.20	$0.03
Denominator - Diluted:
Weighted average number of common shares outstanding	38,748	38,242	38,729	38,210
Common share equivalents of outstanding stock options and restricted awards	479	781	297	1,047
Total diluted shares outstanding	39,227	39,023	39,026	39,257
Diluted income per common share	$0.11	$0.04	$0.20	$0.03

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009,  were 4,632,707 shares, 4,947,263 shares, respectively, and for the three and six months ended June 30, 2008, were 3,972,515 shares and 3,240,966 shares, respectively.  The shares are issuable upon the exercise of outstanding stock options.  The inclusion of those shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  As of June 30, 2009, 268,367 shares remain available for grant under the 2008 Plan.  The Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors (the “Board”).  Upon adoption of the 2008 Plan, no further grants may be made under the 2001 Plan.

Under the provisions of the 2008 Plan, as well as under the Company’s prior equity compensation plans (collectively the “Plans”), plan participants may use shares to cover tax withholding on income earned as a result of the appreciation of the equity-based instrument upon the exercise, vesting and/or lapsing of restrictions thereon.  Upon the exercise of stock options and the vesting of other equity awards granted under the Plans, participants will generally have taxable income subject to statutory withholding requirements.  The number of shares that may be issued to participants upon the exercise of stock options and the vesting of equity awards may be reduced by the number of shares having a market value equal to the amount of tax required to be withheld by the Company to satisfy Federal, state and local tax obligations as a result of such exercise or vesting.

Stock Options

Options granted under the Plan: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant (110% for ISOs granted to a stockholder who holds more than 10% of the outstanding stock of the Company), and (c) are generally exercisable for ten years (five years for ISOs granted to a stockholder holding more than 10% of the outstanding stock of the Company) after the date of grant, subject to earlier termination in certain circumstances.

The Company recognized compensation expense related to stock options of $0.5 million for each of the three months ended June 30, 2009 and 2008, respectively, and stock option related compensation expense of $0.9 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected volatility	67.0%	51.0%	66.5%	51.2%
Risk-free interest rate	3.05%	3.85%	2.94%	3.86%
Expected life of options	5.6 years	5.6 years	5.6 years	5.7 years
Dividend rate	-	-	-	-
Fair value of options	$1.66	$3.33	$1.52	$3.50

On April 28, 2009, the Compensation Committee approved a grant to management of 1,258,600 NQSOs.

At June 30, 2009, there was $3.8 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 2.2 years.

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

On April 28, 2009, the Compensation Committee approved a grant to the members of the Board of Directors (the “Board”) of 35,000 shares of restricted stock.

The Company recognized compensation expense related to restricted stock awards of $0.2 million and $0.5 million for the three months ended June 30, 2009 and 2008, respectively, and compensation expense related to restricted stock awards of $0.5 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was $1.3 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.6 years.

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

Revenues from Specialty Services and PBM Services are derived from the Company’s relationships with healthcare payors, including managed care organizations, government funded and/or operated programs, pharmaceutical manufacturers, patients and physicians, as well as a variety of third party payors, including third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”).

The Specialty Services segment consists of the Company’s specialty pharmacy distribution and therapy management services.  Specialty Services distribution occurs locally through community pharmacies, centrally through mail order facilities and through our infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including the Company’s ambulatory infusion sites.  All Specialty Services target certain specialty medications that are used to treat patients living with chronic and other complex healthcare conditions.

The PBM Services segment consists of the Company’s integrated pharmacy benefit management and traditional mail services.  These PBM Services are designed to offer Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications.

Segment Reporting Information
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Results of Operations:
Revenue:
Specialty Services	$275,461	$298,150	$549,784	$575,455
PBM Services	53,288	50,290	104,714	100,456
Total	$328,749	$348,440	$654,498	$675,911
Income (loss) from operations:
Specialty Services	$1,620	$(128	$3,258	$(1,881)
PBM Services	3,564	3,496	6,210	5,434
Total	5,184	3,368	9,468	3,553
Interest expense, net	430	677	1,024	1,262
Tax provision	377	1,072	782	1,149
Net income:	$4,377	$1,619	$7,662	$1,142
Capital expenditures:
Specialty Services	$2,619	$1,194	$3,562	$2,976
PBM Services	233	333	367	726
Total	$2,852	$1,527	$3,929	$3,702
Depreciation Expense:
Specialty Services	$938	$915	$1,867	$1,862
PBM Services	191	115	373	236
Total	$1,129	$1,030	$2,240	$2,098
Total Assets
Specialty Services			$165,748	$253,819
PBM Services			66,184	64,619
Total			$231,932	$318,438

Certain prior period segment data has been reclassified to conform to the current year’s presentation.  These reclassifications had no material impact on previously reported segment data.

The following table sets forth by segment, revenue from services provided through a pharmacy network agreement under which the Company provides services to various Plan Sponsors. In the aggregate, revenue from these Plan Sponsors accounted for more than 10% of the Company’s total revenues for the three and six month periods ended June 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
PBM Services Revenue	$30,121	$27,908	$61,070	$57,256
Specialty Services Revenue	12,266	7,505	25,831	23,299
Total Services Revenue	$42,387	$35,413	$86,901	$80,555
Percentage of Total Revenue	13%	10%	13%	12%

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various Plan Sponsors are served accounted, in the aggregate, for approximately 13% and 12% of revenues during the six month periods ended June 30, 2009 and 2008, respectively, and 16% of accounts receivable as of June 30, 2009 and 2008.

NOTE 7 – LINE OF CREDIT

At June 30, 2009, there was $33.1 million in outstanding borrowings under the Company’s revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowings of up to $85.0 million, provided that a sufficient level of receivable assets is available as collateral, at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, the Company may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At June 30, 2009 the Company had $44.2 million of credit available under the Facility on a borrowing basis of $77.3 million.  The weighted average interest rate on the Facility during the quarter ended June 30, 2009 was 4.5% compared to 5.4% for the quarter ended December 31, 2008.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility.  The Company was in compliance with all the covenants contained in the agreements as of June 30, 2009.

NOTE 8 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

Since December 31, 2006, the Company has fully reserved its deferred tax assets as it has concluded that it was more likely than not that its deferred tax assets would not be utilized.  The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets.  If the Company determines in a future period that it is more likely than not that the deferred tax assets will be utilized based upon application of the criteria required per the accounting literature, the Company will reverse all or part of the valuation allowance for its deferred tax assets.

For the quarter ended June 30, 2009, the Company’s provision for income taxes was $0.4 million with an effective tax rate of 7.9%.  For the quarter ended June 30, 2008, the Company’s provision for income taxes was $1.1 million with an effective rate of 39.8%.  The lower effective tax rate of 7.9% for the current quarter compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the quarter ended June 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

For the six months ended June 30, 2009, the Company’s provision for income taxes was $0.8 million with an effective tax rate of 9.3%.  For the six months ended June 30, 2008, the Company’s provision for income taxes was $1.1 million with an effective tax rate of 50.2%.  The lower effective tax rate of 9.3% for the six months ended June 30, 2009 compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the six months ended June 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

The Company files income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of June 30, 2009, U.S. tax returns for 2005, 2006, 2007 and 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 9 – SECURITY INTEREST AND LETTERS OF CREDIT

During the fourth quarter of 2008, in consideration for more favorable payment terms, the Company granted its primary drug wholesaler a secured, first priority lien in all of its inventory as well as the proceeds thereof.  In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At June 30, 2009, there was $1.9 million on deposit as collateral for these LCs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission, as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (this “Report”).

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

•	Unfavorable economic and market conditions, including governmental budget constraints;
•	Reductions in Federal and state reimbursement rates;
•	Delays or suspensions of Federal and state payments for services provided;
•	Existence of complex laws and regulations relating to our business;
•	Compliance with financial covenants required under our revolving credit facility;
•	Availability of financing sources;
•	Declines and other changes in revenue due to expiration of short-term contracts;
•	Network lock-outs and decisions to in-source by health insurers;
•	Unforeseen problems arising from contract terminations;
•	Increases or other changes in our acquisition cost for our products; and
•	Changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”).

The changes in industry pricing benchmarks, including the impact of the approved settlement in a class action case involving the First DataBank and MediSpan AWP reporting services, and increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources, could have the effect of reducing prices and margins.

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

Our business is reported under two operating segments: (i) specialty pharmaceutical services (“Specialty Services”), and (ii) pharmacy benefit management (“PBM”) services (“PBM Services”).  Our Specialty Services include comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients and physicians.  Our PBM Services include pharmacy network management, claims processing, benefit design, drug utilization review, formulary management and traditional mail order pharmacy fulfillment.

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

We experienced a reduction in revenue in 2009 due to the termination of the Centers for Medicare and Medicaid Services’ Competitive Acquisition Program (“CAP”), and United Healthcare (“UHC”) contracts.  As expected, our gross profit as a percentage of revenue increased as a result of these contract terminations, as they operated at margin rates below the average for Specialty Services.

Our PBM Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate PBM services through our national PBM retail network and our own mail service distribution facility. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Both Specialty Services and PBM Services segments generate revenues through a pharmacy network agreement under which we provide services to various Plan Sponsors. In the aggregate, revenue from these Plan Sponsors accounted for approximately 13% of our total revenues during the first and second quarters of 2009. No one individual Plan Sponsor to whom we provided services under this network agreement accounted for more than 10% of total revenues during the first and second quarters of 2009. Should a large portion or all of these Plan Sponsors cease using our services in the same period, it would have a material adverse effect on our results of operations.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended June 30, 2009.

For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Results of Operations

In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and six month periods ended June 30, 2009 as compared to the same periods a year earlier.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Revenue	$328,749	100.0%	$348,440	100.0%	$654,498	100.0%	$675,911	100.0%
Gross profit	$38,388	11.7%	$35,726	10.3%	$74,378	11.4%	$68,098	10.1%
Income from operations	$5,184	1.6%	$3,368	1.0%	$9,468	1.4%	$3,553	0.5%
Interest expense, net	$430	0.1%	$677	0.2%	$1,024	0.2%	$1,262	0.2%
Income before income taxes	$4,754	1.4%	$2,691	0.8%	$8,444	1.3%	$2,291	0.3%
Net income	$4,377	1.3%	$1,619	0.5%	$7,662	1.2%	$1,142	0.2%

Revenue. Revenue for the second quarter of 2009 was $328.7 million as compared to revenue of $348.4 million in the second quarter of 2008, a decrease of $19.7 million, or 5.7%.  Specialty Services revenue for the second quarter of 2009 was $275.5 million as compared to revenue of $298.2 million for the same period a year ago, a decrease of $22.7 million, or 7.6%. The decrease was primarily due to the termination of the CAP and UHC contracts which was offset by an increase in revenue from other new Specialty Services contracts, preferred distribution arrangements with manufacturers and price increases driven by drug acquisition cost increases. PBM Services revenue for the second quarter of 2009 was $53.3 million, as compared to revenue of $50.3 million for the same period a year ago, an increase of $3.0 million, or 6.0%. The increase was primarily attributable to the growth of the prescription discount card programs.

Revenue for the six months ended June 30, 2009 was $654.5 million as compared to revenue of $675.9 million for the six months ended June 30, 2008, a decrease of $21.4 million, or 3.2%.  Specialty Services revenue for the six months ended June 30, 2009 was $549.8 million as compared to revenue of $575.5 million for the same period a year ago, a decrease of $25.7 million, or 4.5%. The decrease was primarily due to the termination of the CAP and UHC contracts which was offset by an increase in revenue from other new Specialty Services contracts, preferred distribution arrangements with manufacturers and price increases driven by drug acquisition cost increases. PBM Services revenue for the six months ended June 30, 2009 was $104.7 million, as compared to revenue of $100.5 million for the same period a year ago, an increase of $4.2 million, or 4.2%. The increase was primarily attributable to the continued growth of the prescription discount card programs.

Cost of Revenue and Gross Profit.  Cost of revenue for the second quarter of 2009 was $290.4 million as compared to $312.7 million for the same period in 2008.  Gross margin dollars were $38.4 million for the second quarter of 2009, compared to $35.7 million for the same period a year ago, an increase of $2.7 million, or 7.6%. Gross margin as a percentage of revenue increased to 11.7% in the second quarter of 2009 from 10.3% in the second quarter of 2008.  The increase in gross margin percentage from 2008 to 2009 was mainly the result of the termination of the CAP and UHC contracts which, as expected, reduced volume and increased Specialty Services’ overall margins.  In addition to the favorable business mix, strategic purchases and reduced shipping costs also contributed to the increase of the gross margin percentage and dollars.

Cost of revenue for the six months ended June 30, 2009 was $580.1 million as compared to $607.8 million for the same period in 2008.  Gross margin dollars were $74.4 million for the six months ended June 30, 2009, compared to $68.1 million for the same period a year ago, an increase of $6.3 million, or 9.3%. Gross margin as a percentage of revenue increased to 11.4% in the six months ended June 30, 2009 from 10.1% in the six months ended 2008. The increase in gross margin percentage from 2008 to 2009 was mainly the result of the termination of the CAP and UHC contracts which, as expected, reduced volumes and increased Specialty Services’ overall margin percentage.  In addition to the favorable business mix, strategic purchases and reduced shipping costs also contributed to the increase of the gross margin percentage and dollars.  We also experienced an increase in gross margin dollars in 2009 due to action taken to purchase drugs during the fourth quarter of 2008 in anticipation of drug cost increases during the first quarter of 2009.  In early 2008, there was a longer than usual delay in updating the industry price lists used by us and our peers to charge customers for reimbursement, which caused a reduction in gross margin in the three months ended March 31, 2008.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) were $31.6 million for each quarter ended June 30, 2009 and 2008.  This represented 9.6% of total revenue in the second quarter of 2009 and 9.1% of total revenue for the second quarter in 2008.  SG&A expenses remained relatively unchanged due to several offsetting factors, including cost control measures such as a reduction in employee benefit costs, consulting and professional services, which were offset by an increase in technology expenses related to the continued implementation of our new information system and additional broker fees to market our discount cash cards.  Also, due to improved results of operations, a performance based management bonus accrual was made in the second quarter of 2009.

SG&A for the six months ended June 30, 2009 was $61.9 million, or 9.5% of total revenue, as compared to $63.2 million, or 9.3% of total revenue, for the same period in 2008.  The reduction in SG&A expenses was due to several offsetting factors, including cost control measures such as a reduction in wages and professional services, as well as reduced legal settlements, which were partially offset by an increase in technology expenses related to the continued implementation of our new information system and additional broker fees to market our discount cash cards.  Also, due to improved results of operations, a performance based management bonus accrual was made in the second quarter of 2009.

Bad Debt Expense. For the second quarter of 2009, bad debt expense was $1.6 million, or 0.5% of revenue, as compared to $0.7 million, or 0.2% of revenue, in the second quarter of 2008.  Prior year results include recoveries on previously reserved amounts.  Current year expense at 0.5% reflects expected recurring expense levels. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

For the six months ended June 30, 2009, bad debt expense was $3.0 million, or 0.5% of revenue, as compared to $1.4 million, or 0.2% of revenue, in the six months ended June 30, 2008. Prior year results include recoveries on previously reserved amounts.  Current year expense at 0.5% reflects expected recurring expense levels. Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

Net Interest Expense. Net interest expense was $0.4 million for the second quarter of 2009 as compared to $0.7 million for the same period a year ago, due to reduced borrowing levels as well as a reduced borrowing rate.

Net interest expense was $1.0 million for the six months ended 2009 as compared to $1.3 million for the same period a year ago, due to reduced borrowing levels as well as a reduced borrowing rate.

Provision for Income Taxes. For the quarter ended June 30, 2009, our provision for income taxes was $0.4 million with an effective tax rate of 7.9%.  For the quarter ended June 30, 2008, our provision for income taxes was $1.1 million with an effective rate of 39.8%.  The lower effective tax rate of 7.9% for the current quarter compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the quarter ended June 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

For the six months ended June 30, 2009, our provision for income taxes was $0.8 million with an effective tax rate of 9.3%.  For the six months ended June 30, 2008, our provision for income taxes was $1.1 million with an effective tax rate of 50.2%.  The lower effective tax rate of 9.3% for the six months ended June 30, 2009 compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the six months ended June 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

Net Income and Income Per Share. Net income for the second quarter of 2009 was $4.4 million, or $0.11 per diluted share, as compared to net income of $1.6 million, or $0.04 per diluted share, for the same period last year.

Net income for the six months ended June 30, 2009 was $7.7 million, or $0.20 per diluted share, as compared to net income of $1.1 million, or $0.03 per diluted share, for the same period last year.

Liquidity and Capital Resources

We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $21.3 million during the first six months of 2009, as compared to $17.7 million of cash provided by operating activities during the first six months of 2008.  The increase in cash provided by operating activities was primarily the result of net income of $7.7 million, as well as a decrease in accounts receivable, which was offset by an increase in inventory and by cash used in accounts payable.  The $21.4 million reduction in accounts receivable was due to collections of receivables related to the wind down of CAP and UHC contracts.  The increase of $3.3 million in inventory was a result of strategic purchases offset by reduced working capital needs resulting from the termination of the CAP and UHC contracts.  The decrease of $6.6 million in accounts payable is primarily related to shorter payment terms on certain strategic purchases.

Net cash used in investing activities during the first six months of 2009 was $3.9 million compared to $3.7 million for the same period in 2008.  The cash used was driven primarily by the investment in our information technology infrastructure during the first six months of 2009 and 2008.

Net cash used in financing activities during the first six months of 2009 was $17.4 million compared to $13.9 million for the same period a year ago.  The cash used in financing activities to pay down the line of credit increased in 2009 because of cash available from higher net income and lower working capital requirements.

At June 30, 2009, there was $33.1 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowing up to $85.0 million, provided a sufficient level of receivable assets is available as collateral, at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, we may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At June 30, 2009 we had $44.2 million of credit available on a borrowing basis of $77.3 million under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility.  We were in compliance with all the covenants contained in the agreements as of June 30, 2009.

At June 30, 2009, we had working capital of $66.7 million compared to $58.8 million at December 31, 2008.  We anticipate that our working capital needs will decrease in the current year due to the termination of certain contracts in 2008 and in early 2009.  We made substantial information technology (“IT”) systems investments during 2008 and will continue to invest in 2009 to improve efficiencies, internals controls, and data reporting and management.  We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At June 30, 2009, we had Federal net operating loss carryforwards available to us of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  We have state net operating loss carryforwards remaining of approximately $15.3 million, the majority of which will begin expiring in 2017 and later.

During the fourth quarter of 2008, in consideration for more favorable payment terms, we granted our primary drug wholesaler a secured, first priority lien in all of its inventory as well as the proceeds thereof.  In addition, in the ordinary course of business, we also obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At June 30, 2009, there was $1.9 million on deposit as collateral for these LCs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 30, 2009 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this Report. Based on our line of credit balance at June 30, 2009, a 1% increase in current market interest rates would have an impact of approximately $0.3 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At June 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Based on their evaluation as of June 30, 2009, pursuant to Exchange Act Rule 13a-15(b), the Company’s management, including its CEO and CFO, believe that our disclosure controls and procedures are effective.

During the second quarter 2009, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

(a)  Exhibits.

Exhibit 3.1
Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2
Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2009, accession No. 0001014739-09-000029)

Exhibit 10.1	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman
Exhibit 10.2	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman
Exhibit 10.3
Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248)

Exhibit 10.4
Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese (Incorporated by reference to Exhibit 10.46 to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021)

Exhibit 10.5
Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082)

Exhibit 10.6
Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner
(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010904)

Exhibit 10.7
Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner (Incorporated by reference to Exhibit 10.2  to the Company’s Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854)

Exhibit 10.8
Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803)

Exhibit 10.9
Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854)

Exhibit 10.10
Employment Agreement dated May 30, 2008, by and between BioScrip, Inc. and Richard H. Friedman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008, SEC Accession No. 0000950123-08-006507)

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

BIOSCRIP, INC.

Date: August 4, 2009	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,
Treasurer and Principal Accounting Officer