Form 10-Q
period 2009-09-30
BioScrip, Inc.
filed 2009-11-02
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

On October 30, 2009, there were 39,316,399 outstanding shares of the registrant’s common stock, $.0001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $9,828 and $11,629
at September 30, 2009 and December 31, 2008, respectively	147,326	158,649
Inventory	47,833	45,227
Prepaid expenses and other current assets	3,866	2,766
Total current assets	199,025	206,642
Property and equipment, net	15,674	14,748
Other assets	983	1,069
Goodwill	24,498	24,498
Total assets	$240,180	$246,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$39,584	$50,411
Accounts payable	62,909	76,936
Claims payable	4,228	5,230
Amounts due to plan sponsors	5,951	5,646
Accrued expenses and other current liabilities	10,200	9,575
Total current liabilities	122,872	147,798
Deferred taxes	1,095	533
Income taxes payable	3,512	3,089
Total liabilities	127,479	151,420
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued:
42,349,728, and 41,622,629, respectively; shares outstanding; 39,272,399 and
38,691,356, respectively	4	4
Treasury stock, shares at cost: 2,653,007 and 2,624,186, respectively	(10,366)	(10,288)
Additional paid-in capital	252,274	248,441
Accumulated deficit	(129,211)	(142,620)
Total stockholders' equity	112,701	95,537
Total liabilities and stockholders' equity	$240,180	$246,957

See accompanying Notes to the Unaudited Consolidated Financial Statements.

 BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$333,476	$359,427	$987,974	$1,035,338
Cost of revenue	291,980	323,346	872,100	931,159
Gross profit	41,496	36,081	115,874	104,179
Selling, general and administrative expenses	32,402	31,859	94,335	95,031
Bad debt expense	2,433	1,413	5,410	2,786
Income from operations	6,661	2,809	16,129	6,362
Interest expense, net	447	669	1,471	1,931
Income before income taxes	6,214	2,140	14,658	4,431
Tax provision	467	730	1,249	1,879
Net income	$5,747	$1,410	$13,409	$2,552
Income per common share
Basic	$0.15	$0.04	$0.35	$0.07
Diluted	$0.14	$0.04	$0.34	$0.07
Weighted average common shares outstanding
Basic	38,961	38,403	38,807	38,359
Diluted	40,184	38,934	39,345	39,187

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$13,409	$2,552
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,596	4,685
Change in deferred income tax	562	1,440
Compensation under stock-based compensation plans	2,385	2,859
Bad debt expense	5,410	2,786
Changes in assets and liabilities
Receivables, net	5,913	(37,351)
Inventory	(2,606)	(2,557)
Prepaid expenses and other assets	(1,014)	(2,116)
Accounts payable	(14,027)	13,829
Claims payable	(1,002)	879
Amounts due to plan sponsors	305	1,237
Accrued expenses and other liabilities	1,048	(3,629)
Net cash provided by (used in) operating activities	13,979	(15,386)
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(4,522)	(5,873)
Net cash used in investing activities	(4,522)	(5,873)
Cash flows from financing activities:
Borrowings on line of credit	997,920	1,042,246
Repayments on line of credit	(1,008,747)	(1,021,001)
Surrender of stock to satisfy minimum tax withholding	(78)	(262)
Net proceeds from exercise of employee stock compensation plans	1,448	276
Net cash (used in) provided by financing activities	(9,457)	21,259
Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,432	$3,092
Cash paid during the period for income taxes	$741	$236

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

The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through November 2, 2009, which represents the filing date of this Form 10-Q.  As of November 2, 2009, there were no subsequent events that require recognition or disclosure in the financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (“ASC Topic 105”) which established the FASB ASC as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All previously existing accounting standards were superseded at that date.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board has stated that it will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) that will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but will change the way GAAP is organized and presented.  The Codification is effective for the Company’s third quarter 2009 financial statements and the principal impact is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

NOTE 3 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net income	$5,747	$1,410	$13,409	$2,552
Denominator - Basic:
Weighted average number of common shares outstanding	38,961	38,403	38,807	38,359
Basic income per common share	$0.15	$0.04	$0.35	$0.07
Denominator - Diluted:
Weighted average number of common shares outstanding	38,961	38,403	38,807	38,359
Common share equivalents of outstanding stock options and restricted awards	1,223	531	538	828
Total diluted shares outstanding	40,184	38,934	39,345	39,187
Diluted income per common share	$0.14	$0.04	$0.34	$0.07

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009 were 2,995,497 and 4,530,529 shares, respectively, and for the three and nine months ended September 30, 2008 were 4,716,212 and 3,839,179 shares, respectively, all of which are issuable upon the exercise of outstanding stock options.  The inclusion of those shares would have been anti-dilutive as the exercise price of these shares exceeded market value.

NOTE 4 – STOCK-BASED COMPENSATION PLANS

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  As of September 30, 2009, 200,670 shares remained available for grant under the 2008 Plan.  Upon effectiveness of the 2008 Plan in April 2008, the Company ceased making grants under the 2001 Plan.  The 2008 Plan and the 2001 Plan are administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors (the “Board”).

Under the terms of the 2008 Plan and the 2001 Plan, plan participants may use shares to cover tax withholding on income earned as a result of appreciation of equity-based instruments upon exercise, vesting and/or lapsing of restrictions thereon.  Upon the exercise of stock options and the vesting of other equity awards granted under the Plans, participants will generally have taxable income subject to statutory withholding requirements.  The number of shares that may be issued to participants upon the exercise of stock options and the vesting of equity awards may be reduced by the number of shares having a market value equal to the amount of tax required to be withheld by the Company to satisfy Federal, state and local tax obligations as a result of such exercise or vesting.

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

The Company recognized compensation expense related to stock options of $0.6 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period and was calculated with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	66.0%	-	66.5%	51.2%
Risk-free interest rate	3.55%	-	2.97%	3.86%
Expected life of options	5.1 years	-	5.6 years	5.7 years
Dividend rate	-	-	-	-
Fair value of options	$3.37	-	$1.60	$3.50

No stock options or other equity-based incentive grants were made during the three months ended September 30, 2008 and as such, no binomial pricing model assumptions for new grants were established.

At September 30, 2009, there was $3.5 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

Under the 2008 Plan, stock grants subject solely to an employee’s or director’s continued service with the Company will not become fully vested less than (a) three years from the date of grant to employees and, in certain instances, may fully vest upon a change in control of the Company, and (b) one year from the date of grant for directors.  Stock grants subject to the achievement of performance conditions will not vest less than one year from the date of grant where the vesting of stock grants is subject to performance measures.  Such performance shares may vest after one year from grant.  No such time restrictions applied to stock grants made under the Company’s prior equity compensation plans.

The Company recognized compensation expense related to restricted stock awards of $0.3 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was $1.0 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.4 years.

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

NOTE 5 – OPERATING SEGMENTS

In accordance with ASC 280 Segment Reporting, (“ASC 280”), (formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”)), and based on the nature of the Company’s services, the Company has two reportable segments: Specialty Pharmacy Services and Traditional Pharmacy Services.  ASC 280 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on income from operations.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from the Company’s relationships with healthcare payors, including managed care organizations, government funded and/or operated programs,  third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”) as well as from our relationship with pharmaceutical manufacturers, patients and physicians.

The Specialty Pharmacy Services segment consists of the Company’s specialty pharmacy distribution and therapy management services.  Specialty Pharmacy Services distribution occurs locally through community pharmacies, centrally through mail order facilities and through our infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including the Company’s ambulatory infusion sites.  All Specialty Pharmacy Services target certain specialty medications that are used to treat patients living with chronic and other complex healthcare conditions.

The Traditional Pharmacy Services segment consists mainly of traditional mail order pharmacy fulfillment, and to a lesser extent, prescription discount card programs and integrated pharmacy benefit management services.  These Traditional Pharmacy Services are designed to offer Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications.

In the quarter ended September 30, 2009, the Company renamed the reportable segment formerly known as “PBM Services” to “Traditional Pharmacy Services”.  The new title reflects a shift in the nature of the business included in this segment which has become substantially more weighted towards services other than fully funded pharmacy benefit management including traditional mail service pharmacy fulfillment and prescription discount card programs.

Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Results of Operations:
Revenue:
Specialty Pharmacy Services	$279,006	$307,135	$828,790	$882,590
Traditional Pharmacy Services	54,470	52,292	159,184	152,748
Total	$333,476	$359,427	$987,974	$1,035,338
Income (loss) from operations:
Specialty Pharmacy Services	$2,007	$153	$5,265	$(1,728)
Traditional Pharmacy Services	4,654	2,656	10,864	8,090
Total	6,661	2,809	16,129	6,362
Interest expense, net	447	669	1,471	1,931
Tax provision	467	730	1,249	1,879
Net income:	$5,747	$1,410	$13,409	$2,552
Capital expenditures:
Specialty Pharmacy Services	$456	$1,844	$4,018	$4,820
Traditional Pharmacy Services	137	327	504	1,053
Total	$593	$2,171	$4,522	$5,873
Depreciation Expense:
Specialty Pharmacy Services	$1,136	$1,008	$3,003	$2,870
Traditional Pharmacy Services	220	128	593	364
Total	$1,356	$1,136	$3,596	$3,234
Total Assets
Specialty Pharmacy Services			$172,726	$269,201
Traditional Pharmacy Services			67,454	67,762
Total			$240,180	$336,963

Certain prior period segment data has been reclassified to conform to the current year’s presentation.  These reclassifications had no material impact on previously reported segment data.

NOTE 6 – LINE OF CREDIT

At September 30, 2009, there was $39.6 million in outstanding borrowings under the Company’s revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowings of up to $85.0 million, at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees, provided that a sufficient level of receivable assets are available as collateral.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, the Company may request to increase the amount available for borrowing up to $100.0 million and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At September 30, 2009, the Company had $45.4 million of credit available under the Facility on a borrowing basis of $85.0 million.  The weighted average interest rate on the Facility during the quarter ended September 30, 2009 was 4.4% compared to 5.4% for the quarter ended December 31, 2008.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility.  The Company was in compliance with all the covenants contained in the agreements as of September 30, 2009.

NOTE 7 – INCOME TAXES

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

For the quarter ended September 30, 2009, the Company’s provision for income taxes was $0.5 million with an effective tax rate of 7.5%.  For the quarter ended September 30, 2008, the Company’s provision for income taxes was $0.7 million with an effective rate of 34.1%.  The lower effective tax rate of 7.5% for the current quarter compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the Company’s net operating losses in 2009.  The effective tax rate for the quarter ended September 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

For the nine months ended September 30, 2009, the Company’s provision for income taxes was $1.2 million with an effective tax rate of 8.5%.  For the nine months ended September 30, 2008, the Company’s provision for income taxes was $1.9 million with an effective tax rate of 42.4%.  The lower effective tax rate of 8.5% for the nine months ended September 30, 2009 compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the nine months ended September 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

The Company files income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of September 30, 2009, U.S. tax returns for the years 2005 through 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 8 – SECURITY INTEREST AND LETTERS OF CREDIT

Under the terms of the prime vendor agreement with AmerisourceBergen Drug Company (“ABDC”), the Company granted ABDC a secured, first priority lien in all of its inventory as well as the proceeds thereof.  In the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At September 30, 2009, there was $1.1 million on deposit as collateral for these LCs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission, as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (this “Report”).

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
•
Changes in industry pricing benchmarks such as average wholesale price (“AWP”), wholesale acquisition cost (“WAC”) and average manufacturer price (“AMP”), including the impact of the AWP Class Action Litigation Settlement and/or state Medicaid Agencies failure to adjust reimbursement rates;

•	Increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources, could have the effect of reducing prices and margins.

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

Our business is reported under two operating segments: (i) Specialty Pharmacy Services, and (ii) Traditional Pharmacy Services.  Our Specialty Pharmacy Services segment includes comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic and other complex health conditions and are provided to patients and physicians.  Our Traditional Pharmacy Services segment consists mainly of traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management services.

In the quarter ended September 30, 2009, we renamed the reportable segment formerly known as “PBM Services” to “Traditional Pharmacy Services”.  The new title reflects a shift in the nature of the business included in this segment which has become substantially more weighted towards services other than fully funded pharmacy benefit management including traditional mail service pharmacy fulfillment and prescription discount card programs.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”), as well as from our relationship with pharmaceutical manufacturers, patients and physicians.

Our Specialty Pharmacy Services are marketed and/or sold to Plan Sponsors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic and other complex health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.

We experienced a reduction in revenue in 2009 due to the termination of the Centers for Medicare and Medicaid Services’ (“CMS”) Competitive Acquisition Program (“CAP”), and certain United HealthCare (“UHC”) contracts.  As expected, our gross profit as a percentage of revenue increased as a result of these contract terminations, as they operated at margin rates below the average for Specialty Pharmacy Services.

On September 26, 2009, First DataBank and Medi-Span reduced the markup factor applied to WAC to determine the AWP for over 20,000 drug codes as a result of the settlement of a class action lawsuit involving First DataBank and Medi-Span.  A majority of our Third Party Payor customers agreed to adjust reimbursement rates payable to us following the implementation of the AWP change and our net reimbursement remained the same.  However, certain state governmental agencies have declined to make any adjustment to their reimbursement following the implementation of the AWP change and accordingly our reimbursement, as well as those of our peers, for services provided to government funded and/or operated programs will be reduced.  The impact of the AWP settlement will be to reduce our gross margins beginning in the fourth quarter of 2009.  We estimate the annual impact will be approximately $5.0 million. In 2010, we expect the margin impact will be offset by overall organic growth as well as an emphasis on higher margin business mix.

Our Traditional Pharmacy Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy services through our own mail service distribution facility and national pharmacy retail network. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended September 30, 2009.

For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Results of Operations

In the following Management’s Discussion and Analysis we provide a discussion of reported results for the three and nine month periods ended September 30, 2009 as compared to the same periods a year earlier.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Revenue	$333,476	100.0%	$359,427	100.0%	$987,974	100.0%	$1,035,338	100.0%
Gross profit	$41,496	12.4%	$36,081	10.0%	$115,874	11.7%	$104,179	10.1%
Income from operations	$6,661	2.0%	$2,809	0.8%	$16,129	1.6%	$6,362	0.6%
Interest expense, net	$447	0.1%	$669	0.2%	$1,471	0.1%	$1,931	0.2%
Income before income taxes	$6,214	1.9%	$2,140	0.6%	$14,658	1.5%	$4,431	0.4%
Net income	$5,747	1.7%	$1,410	0.4%	$13,409	1.4%	$2,552	0.2%

Revenue. Revenue for the third quarter of 2009 was $333.5 million as compared to revenue of $359.4 million in the third quarter of 2008, a decrease of $25.9 million, or 7.2%.  Specialty Pharmacy Services revenue for the third quarter of 2009 was $279.0 million as compared to revenue of $307.1 million for the same period a year ago, a decrease of $28.1 million, or 9.2%. The decrease was primarily due to the termination of the CAP and certain UHC contracts offset by revenue generated under new contracts and drug inflation. Traditional Pharmacy Services revenue for the third quarter of 2009 was $54.5 million, as compared to revenue of $52.3 million for the same period a year ago, an increase of $2.2 million, or 4.2%. The increase was primarily attributable to growth in our discount cash card programs.

Revenue for the nine months ended September 30, 2009 was $988.0 million as compared to revenue of $1,035.3 million for the nine months ended September 30, 2008, a decrease of $47.3 million, or 4.6%.  Specialty Pharmacy Services revenue for the nine months ended September 30, 2009 was $828.8 million as compared to revenue of $882.6 million for the same period a year ago, a decrease of $53.8 million, or 6.1%. The decrease was primarily due to the termination of the CAP and certain UHC contracts offset by revenue generated under new contracts and drug inflation. Traditional Pharmacy Services revenue for the nine months ended September 30, 2009 was $159.2 million, as compared to revenue of $152.7 million for the same period a year ago, an increase of $6.5 million, or 4.3%. The increase was primarily attributable to growth in our discount cash card programs.

Cost of Revenue and Gross Profit.  Cost of revenue for the third quarter of 2009 was $292.0 million as compared to $323.3 million for the same period in 2008.  Gross margin dollars were $41.5 million for the third quarter of 2009 as compared to $36.1 million for the same period a year ago, an increase of $5.4 million, or 15.0%. Gross margin as a percentage of revenue increased to 12.4% in the third quarter of 2009 from 10.0% in the third quarter of 2008.  The increase in gross margin percentage from 2008 to 2009 was primarily the result of the termination of the CAP and certain UHC contracts which, as expected, reduced volume and increased Specialty Pharmacy Services’ overall margin percentage.  In addition to a more favorable business mix, supply chain programs and reduced shipping costs also contributed to the increase of the gross margin percentage and dollars.

Cost of revenue for the nine months ended September 30, 2009 was $872.1 million as compared to $931.2 million for the same period in 2008.  Gross margin dollars were $115.9 million for the nine months ended September 30, 2009 as compared to $104.2 million for the same period a year ago, an increase of $11.7 million, or 11.2%. Gross margin as a percentage of revenue increased to 11.7% in the nine months ended September 30, 2009 from 10.1% in the nine months ended September 30, 2008. The increase in gross margin percentage from 2008 to 2009 was primarily the result of the termination of the CAP and certain UHC contracts which, as expected, reduced volumes and increased Specialty Pharmacy Services’ overall margin percentage.  In addition to a more favorable business mix, supply chain programs and reduced shipping costs also contributed to the increase of the gross margin percentage and dollars.  We also experienced an increase in gross margin dollars in 2009 due to action taken to purchase drugs during the fourth quarter of 2008 in anticipation of drug cost increases to take effect during the first quarter of 2009.  In early 2008, there was a longer than usual delay in updating the industry price lists used by us and our peers to charge customers for reimbursement, which caused a reduction in gross margin in the three months ended March 31, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2009 were $32.4 million, or 9.7% of total revenue, as compared to $31.9 million, or 8.9% of total revenue, for the quarter ended September 30, 2008.  SG&A expenses were up slightly due to several offsetting factors. First, variable broker costs to market discount card programs increased $0.7 million due to revenue growth.  Offsetting this volume-based growth in SG&A was the $0.8 million reduction in cost due to the absence of the one-time settlement with the Office of the Inspector General (“OIG”) in the third quarter of 2008.  In addition, investments in our sales force and information technology increased salaries and consulting costs. These costs were partially offset by continued cost control measures in our operating units and reduction in Corporate overhead costs such as employee benefits. Legal and Compliance costs also increased due to refreshing our compliance programs.

SG&A for the nine months ended September 30, 2009 was $94.3 million, or 9.5% of total revenue, as compared to $95.0 million, or 9.2% of total revenue, for the same period in 2008.  SG&A expenses were down slightly due to several offsetting factors. First, variable broker costs to market discount card programs increased $2.3 million due to revenue growth.  These costs and costs to strengthen our sales force and information technology were more than offset by continued cost control measures which reduced certain salaries and benefits and by the absence of the one-time settlement with the Office of the Inspector General (“OIG”) in the third quarter of 2008.

Bad Debt Expense. For the third quarter of 2009, bad debt expense was $2.4 million, or 0.7% of revenue, as compared to $1.4 million, or 0.4% of revenue, in the third quarter of 2008.  Prior year results include recoveries on previously reserved amounts.  Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

For the nine months ended September 30, 2009, bad debt expense was $5.4 million, or 0.5% of revenue, as compared to $2.8 million, or 0.3% of revenue, in the nine months ended September 30, 2008. Prior year results include recoveries on previously reserved amounts.  Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

Net Interest Expense. Net interest expense was $0.4 million for the third quarter of 2009 as compared to $0.7 million for the same period a year ago, due to reduced borrowing levels.

Net interest expense was $1.5 million for the nine months ended 2009 as compared to $1.9 million for the same period a year ago, due to reduced borrowing levels as well as a reduced borrowing rate.

Provision for Income Taxes. For the quarter ended September 30, 2009, our provision for income taxes was $0.5 million with an effective tax rate of 7.5%.  For the quarter ended September 30, 2008, our provision for income taxes was $0.7 million with an effective rate of 34.1%.  The lower effective tax rate of 7.5% for the current quarter compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the quarter ended September 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

For the nine months ended September 30, 2009, our provision for income taxes was $1.2 million with an effective tax rate of 8.5%.  For the nine months ended September 30, 2008, our provision for income taxes was $1.9 million with an effective tax rate of 42.4%.  The lower effective tax rate of 8.5% for the nine months ended September 30, 2009 compared to the statutory rate is primarily a result of a reduction in the valuation allowance due to the expected utilization of a portion of the net operating losses in 2009.  The effective tax rate for the nine months ended September 30, 2008 differs from the statutory rate primarily due to amortization of indefinite lived assets.

Net Income and Income Per Share. Net income for the third quarter of 2009 was $5.7 million, or $0.14 per diluted share, as compared to net income of $1.4 million, or $0.04 per diluted share, for the same period last year.

Net income for the nine months ended September 30, 2009 was $13.4 million, or $0.34 per diluted share, as compared to net income of $2.6 million, or $0.07 per diluted share, for the same period last year.

Liquidity and Capital Resources

We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $14.0 million during the first nine months of 2009, as compared to $15.4 million of cash used in operating activities during the first nine months of 2008.  The increase in cash provided by operating activities was primarily the result of net income of $13.4 million, as well as a decrease in accounts receivable, which was offset by an increase in inventory and by a reduction in accounts payable.  The $11.3 million reduction in accounts receivable was due to termination of the CAP and certain UHC contracts.  The increase of $2.6 million in inventory was a result of supply chain programs.  The decrease of $14.0 million in accounts payable is primarily related to the timing of strategic inventory purchases.

Net cash used in investing activities during the first nine months of 2009 was $4.5 million compared to $5.9 million for the same period in 2008.  The cash used was driven primarily by the investment in our information technology infrastructure during the first nine months of 2009 and 2008.

Net cash used in financing activities during the first nine months of 2009 was $9.5 million compared to $21.3 million of cash provided by financing activities for the same period a year ago.  The cash used in financing activities to pay down the line of credit was generated from higher net income and lower working capital requirements.  We also received $1.4 million from the exercise of employee stock compensation plans in 2009.

At September 30, 2009, there was $39.6 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees, provided a sufficient level of receivable assets are available as collateral.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, we may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At September 30, 2009 we had $45.4 million of credit available on a borrowing basis of $85.0 million under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility.  We were in compliance with all the covenants contained in the agreements as of September 30, 2009

At September 30, 2009, we had working capital of $76.2 million compared to $58.8 million at December 31, 2008.  We made substantial information technology (“IT”) systems investments during 2008 and will continue to invest in 2009 to improve efficiencies, internals controls, and data reporting and management.  We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At September 30, 2009, we had Federal net operating loss carryforwards available to us of approximately $29.0 million, of which $5.9 million is subject to an annual limitation, all of which will begin expiring in 2017 and later.  We have state net operating loss carryforwards remaining of approximately $15.3 million, the majority of which will begin expiring in 2017 and later.

In the ordinary course of business, we also obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At September 30, 2009, there was $1.1 million on deposit as collateral for these LCs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 30, 2009 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under our line of credit discussed in Item 2 of this Report. Based on our line of credit balance at September 30, 2009, a 1% increase in current market interest rates would have an impact of approximately $0.4 million, pre-tax, on an annual basis. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At September 30, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Based on their evaluation as of September 30, 2009, pursuant to Exchange Act Rule 13a-15(b), the Company’s management, including its CEO and CFO, believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

Throughout 2009 we have been implementing a new pharmacy dispensing, clinical management and accounts receivable management system.  The implementation of this system resulted in changes to our system of internal control over financial reporting that we believe enhance our system of internal controls and was not made in response to any material deficiency in internal control.

Other than the implementation of this new system, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Without admitting liability for any matters alleged in the complaint, on August 6, 2009, the Company agreed to settle all claims in the Eufaula action without any admission of liability.  This settlement was preliminarily approved by the court on August 27, 2009, and the final court approval is scheduled to be heard on November 4, 2009.  If approved by the court at the hearing scheduled for November 4, 2009, members of a settlement class of pharmacies would receive $0.065 for each branded prescription filled during the class period properly presented to the administrator, a fee for their attorneys and incentive fee for the named plaintiff, and costs of administration.  In exchange, the Company would be released from all class members' claims.  The settlement is fully covered by insurance and will not ahve any adverse impact on the Company's business, financial position or results of operations.

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

Exhibit 10.1	Prime Vendor Agreement dates as of July 1, 2009 between AmerisourceBergen Drug Corporation and the Company.*
Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
*The Registrant has requested confidential treatment with respect to certain information contained in this exhibit.  In the event that the Commission should deny such request in whole or in part, the Company shall file the exhibit by amendment to this Quarterly Report on Form 10-Q (which shall include those portions of the exhibit not deemed Confidential by the Commissions).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC
Date: November 2, 2009	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,
Treasurer and Principal Accounting Officer