Form 10-Q/A
period 2009-09-30
BioScrip, Inc.
filed 2009-12-02
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q/A
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Original Form 10-Q”), which was filed with the Securities Exchange Commission on November 2, 2009. This Amendment is being filed to replace the Prime Vendor Agreement (the “Agreement”) dated as of July 1, 2009 between AmerisourceBergen Drug Corporation and BioScrip, Inc. (the “Company”) that was attached as Exhibit 10.1 to the Original Form 10-Q with the version of the Agreement attached to this Amendment as Exhibit 10.1. The attached version of the Agreement has been revised to disclose additional information previously omitted in accordance with a request for confidential treatment submitted to the Securities and Exchange Commission. Certain portions of the Agreement remain omitted in accordance with a request for confidential treatment that the Company has submitted to the Securities and Exchange Commission.

Except as described above, no other amendments have been made to the Original 10-Q. All other Items of the Original 10-Q are unaffected by this Amendment. This Amendment does not reflect events occurring after November 2, 2009 or modify or update the disclosure contained in the Original 10-Q in any way other than as required to reflect the revisions discussed above.

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

Exhibit 10.1	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation and the Company*
Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*The Registrant has requested confidential treatment with respect to certain information contained in this exhibit.  In the event that the Commission should deny such request in whole or in part, the Company shall file the exhibit by amendment to this Quarterly Report on Form 10-Q (which shall include those portions of the exhibit not deemed Confidential by the Commission).
† Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: December 2, 2009	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,
Treasurer and Principal Accounting Officer