Form 10-K
period 2009-12-31
BioScrip, Inc.
filed 2010-03-02
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $125,041,731 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On February 24, 2010 there were outstanding 39,794,757 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2009;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding general economic and business conditions;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers; and

•
our ability to successfully complete the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”), and if completed, successfully integrate CHS and realize the anticipated synergies of the acquisition.

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

Our business is reported under two operating segments: (i) Specialty Pharmacy Services, and (ii) Traditional Pharmacy Services.  Our Specialty Pharmacy Services segment includes comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic and acute health conditions.  The medications we dispense include oral, injectable and infusible medications which are used to treat patients living with chronic and other complex health conditions.  Our Traditional Pharmacy Services segment consists mainly of traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management (“PBM”) services.

In the quarter ended September 30, 2009, we renamed the reportable segment formerly known as “PBM Services” to “Traditional Pharmacy Services”.  Our decision to rename this segment reflects a shift in the nature of the business included within this segment away from fully funded pharmacy benefit management services and more towards traditional mail services and prescription discount card programs.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from our relationships with healthcare payors including managed care organizations, government-funded and/or operated programs, third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”), as well as from our relationships with pharmaceutical manufacturers, patients and physicians.

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

Our Traditional Pharmacy Services are marketed and/or sold to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy services through our own mail service distribution facility and national pharmacy retail network. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Specialty Pharmacy Services

Our Specialty Pharmacy Services business consists of our comprehensive specialty pharmacy distribution and therapy management services.  Specialty Pharmacy Services distribution occurs locally through our BioScrip community pharmacies, centrally through our mail order facilities and through our infusion pharmacies for patients requiring infused medications either in the home or at a variety of sites including the Company’s ambulatory treatment centers.  All Specialty Pharmacy Services target certain specialty medications that are used to treat patients living with chronic and other complex healthcare conditions.

We own and operate 43 specialty pharmacies comprised of community pharmacies, located in major metropolitan areas across the United States; mail order pharmacies; and infusion pharmacies. While all of our locations are full-service pharmacies that carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we primarily focus on serving patient populations with chronic health conditions, including:

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

The patients we service typically have prescription or medical drug coverage through commercial insurance, Medicare, Medicaid and/or other governmental programs, and we are primarily reimbursed by the patient’s insurer at a contracted rate or our “usual and customary” rate for the specific drug and/or service provided to the customer. Our Specialty Pharmacy Services programs are designed to optimize the therapeutic outcomes for patients while achieving Plan Sponsors’ and/or pharmaceutical manufacturer’s program goals.  These goals include appropriate utilization of therapies, improved patient compliance and adherence rates, reduced expenditures through discounted drug rates and utilization reporting. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) access utilization data to manage better healthcare outcomes; and (ii) measure cost, utilization, prescribing and other pharmacy trends.

Medication Dispensing and Distribution

We carry a full range of prescription medications and are able to dispense nearly all prescription medications for acute and chronic diseases and conditions. As a specialty pharmacy provider our mail and community pharmacy locations also carry hard to find and hard to handle medications that are generally more expensive or more complex than medications carried by retail or traditional pharmacies.

Special shipping and handling techniques in compliance with a manufacturer’s specific requirements are employed, including refrigeration and shipping with dry-ice packs.  When necessary, we provide the drug product along with supplies and equipment needed for administration.

Our pharmacies also deliver medications to physicians’ offices for in-office administration. The majority of our business is patient-specific dispensing, whereby we receive a prescription for a medication and bill the appropriate party or parties for reimbursement of the drug, which may include Plan Sponsors, manufacturers and/or the patient.  In some instances we deliver drugs on a wholesale basis directly to qualified healthcare professionals or institutions, including physicians and in some cases other specialty pharmacy providers or wholesalers.

Billing and Coordination of Benefits

Our pharmacies offer comprehensive billing, patient reimbursement and coordination of benefits (“COB”) services under both a patient’s pharmacy and medical benefits. Our pharmacy locations are contracted with nearly all Federal and state governmental benefit programs including Medicare, Medicaid, and state benefit programs such as AIDS Drug Assistance Programs (“ADAPs”) as well as other Ryan White-funded programs. In addition, our pharmacies participate in most of the pharmacy networks; as well as with managed care organizations directly.

Our comprehensive COB services help patients with multiple sources of insurance and/or government assistance handle complex insurance billing and reimbursement challenges. Retail pharmacies and many of our competitors in the specialty pharmacy arena do not typically provide COB services; we believe providing these services differentiates us from our competitors.  We facilitate comprehensive assistance to patients through third party sources in order to identify financial assistance programs and obtain funding for patients who are unable to afford their out-of-pocket expenditures, including co-payments. We work with a variety of assistance organizations and pharmaceutical manufacturers to obtain this type of funding on behalf of our patients.  Co-payments and coinsurance payments are diligently pursued for collection as required unless approved financial hardship exemptions are in effect.

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

Our bioscripcare™ patient care programs are designed to address the changing nature of chronic patient care.  We believe that our bioscripcare™ patient care programs address chronic patient needs by providing the optimal structure of patient care through consistent assessment and intervention, ongoing education and patient support, and adherence and persistence management which results in improved patient quality of life and outcomes. Also, as part of our normal business operations for refill management, we initiate monthly telephonic interactions with patients. During the course of these calls, important demographic, therapy and compliance data are gathered. Modifying the existing refill call process by including additional scripted survey questions specific to targeted disease states results in a significantly more robust data gathering process that leads to important health outcome measures.

Our programs incorporate Healthcare Effectiveness Data and Information Set (“HEDIS”) guidelines, National Committee for Quality Assurance (“NCQA”) measures and Disease Management Association of America (“DMAA”): The Care Continuum Alliance guidelines.  Measurement, analysis, as well as improvement and repetition are key components of our regular program reviews. Our programs remain dynamic through our focus on continual improvement.  Some of the components of the programs are described below:

•	Professional Intervention

Most of the disease states and conditions for which we dispense medications require complex, multi-drug regimens for treatment, many of which have potential adverse side effects and drug interactions. Our pharmacists review prescriptions presented for a patient against that patient’s medical history, his or her past and current medication usage, and clinical references known to us in order to insure that the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem they contact the prescriber or patient to discuss that patient’s case and alternative medications.  Our pharmacists and clinical staff stay informed about new medications and changing treatment protocols which are utilized in our target disease states and conditions.

•	Patient Education

Due to the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration, we make great efforts to help our patients, including their caregivers, understand how their drug regimen may affect their health status and lifestyle. We routinely consult with each patient when they receive a prescription from us. We consult on what each medication is for, how it works, and what adverse side effects are most likely to occur, as well as potential interactions between or among multiple medications. Our goal is to fully inform each patient in order to prevent missed doses, delayed starts, and loss of other healthcare treatment options in some cases. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into alternative schedules and travel plans.

Many of the specialty medications we dispense are given by injection. We teach patients how to prepare their medications for administration, how to inject themselves, and how to deal with any reactions that may occur. We often have the patient administer their first dose in the pharmacy so they feel comfortable with taking the medications when they get home. Our pharmacists are always available by telephone for patient questions.

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

Traditional Pharmacy Services

Our Traditional Pharmacy Services business consists mainly of traditional mail order pharmacy fulfillment and, to a lesser extent, prescription discount card programs and integrated PBM services.  These services are designed to offer Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications.  Traditional Pharmacy Services available to our customers include the following:

Mail Order Pharmacy Dispensing

Our traditional mail service pharmacy, located in Columbus, Ohio, provides patients with medications, primarily via home delivery from a state-of-the-art pharmaceutical management facility.  Customers may order prescriptions by mail, phone or Internet, while ensuring accuracy.  For our partners, using mail service provides enhanced formulary compliance capabilities as well as the ability to utilize appropriate generic medications, all designed to help save money for Plan Sponsors and patients while maintaining high levels of patient satisfaction.

Clinical Services, Formulary and Benefit Design

We work closely with our Plan Sponsors to offer formularies and benefit plan designs that meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through three principal techniques: (i) tiered co-pay or percentage coinsurance designs, which provide lower co-pays for formulary preferred medications and higher co-pays for non-preferred medications, or charge a percentage of the prescription price to the member at different percentages based on the preferred or non-preferred status of a drug; (ii) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (iii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic class. Formulary rebates on brand name drugs are negotiated with drug manufacturers based on the drug’s preferred status and are typically shared with Plan Sponsors.  We do not manage a rebate program on our own.  Rather, our rebates are managed and administered by a third party vendor.

Many commercial Plan Sponsors do not restrict coverage to a specific list of pharmaceuticals and are said to have no formulary or an “open” formulary that generally covers all drugs approved by the United States Food and Drug Administration (the “FDA”) except for certain classes of excluded pharmaceuticals, such as certain vitamins and cosmetics, experimental, investigative or over-the-counter drugs.  Other Plan Sponsors utilize a “restricted” or “closed” formulary.  We actively involve our clinical staff with a Plan Sponsor’s Pharmacy and Therapeutics Committee (“P&T Committee”) to assist with the design of clinically appropriate formularies in order to control pharmacy costs. Typically, the P&T Committee consists of a Plan Sponsor’s physicians, pharmacists and others, including independent healthcare professionals. The ultimate composition and approval of the formulary resides with the Plan Sponsor. The primary method for assuring formulary compliance on behalf of a Plan Sponsor is by managing pharmacy reimbursement to ensure that non-formulary drugs are not dispensed, or dispensed with higher co-payments, subject to certain limited exceptions.  Closed formularies typically identify a limited number of drugs for preferred status within each therapeutic class to be the preferred drug agent in order to treat most medical conditions appropriately. Provision is also made for coverage of non-formulary or non-preferred drugs, other than certain excluded products, when documented to be clinically appropriate for a particular member. Since non-formulary drugs are rejected for coverage by the real-time POS system, we employ procedures to override restrictions on non-formulary medications for a particular member and period of treatment when necessary.

Drug Usage Evaluation

Drug usage is evaluated on a concurrent, prospective and/or retrospective basis utilizing the real-time POS system and information systems for multiple drug interactions, duplication of therapy, step therapy protocol enforcement, minimum/maximum dose range edits, compliance with prescribed utilization levels and early refill notification.  In addition, we maintain a drug utilization review program through which select medication therapies are reviewed and data is collected, analyzed and reported for management applications.  At the request of Plan Sponsors our clinical pharmacy team also provides clinical reviews of a patient’s prescription history and medical condition, and our clinical pharmacist provides analysis and recommendations for the patient’s future treatment.

Pharmacy Data Services

Our proprietary software and data management tools permit Plan Sponsors to access key industry measures, which are updated daily and delivered through secure internet-based access. Plan Sponsors often monitor these key measures associated with their members in order to review the effectiveness and success of our Traditional Pharmacy Services programs.  In addition we also build custom reporting systems to support specific customer projects.

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

Supply Agreement

        Effective August 25, 2009, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation (“ABDC”), pursuant to which we purchase from ABDC substantially all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products.  Under the prime vendor agreement, we participate in ABDC’s PRxO Generics™ Program and purchase from ABDC a specified percentage of our requirements for generic pharmaceuticals.   Pricing of pharmaceutical products under the agreement is generally based on published Wholesale Acquisition Costs (“WAC”), less certain discounts, rebates and other adjustments that vary with the type of products being purchased.

Sales and Marketing

Our sales and marketing efforts are focused on payors, manufacturers, patients and physicians, and are driven by dedicated managed markets, pharmaceutical relations and physician sales teams.  Contracts with healthcare payors, including managed care organizations, are an integral component for sales success. Additionally, contracting with pharmaceutical manufacturers for distribution and management services for newly approved and/or marketed specialty medications continues to contribute to our revenue growth.

Competition

We face substantial competition within the pharmaceutical healthcare services industry and the past year has seen even more consolidation among PBMs, specialty pharmacy providers and pharmaceutical wholesalers. We expect to see this trend continue in the coming year and it is uncertain what effect, if any, these consolidations will have on us or the industry as a whole. The industry also includes a number of large, well-capitalized companies with nationwide operations and capabilities in the specialty services and PBM services arenas, such as CVS Caremark, Express Scripts, Medco Health Solutions, Walgreens, MedImpact Healthcare Systems and many smaller organizations that typically operate on a local or regional basis. In the Specialty Pharmacy Services segment, we compete with several national and regional specialty pharmaceutical distribution companies that have substantial financial resources and which also provide products and services to the chronically ill such as CVS Caremark, Express Scripts and Medco Health Solutions and Walgreens.

Some of our Specialty Pharmacy Services competitors are under common control with, or are owned by, pharmaceutical wholesalers and distributors or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. Some of our primary competitors, such as US Bioservices, an AmerisourceBergen Specialty Group company, may have a substantially larger market share in many of our specialty disease therapies than our existing market share. Moreover, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. However, we do not believe that we compete strictly on the selling price of particular products or services in either business segment; rather, we offer customers the opportunity to lower overall pharmaceutical and medical costs through therapy management while receiving high quality care.

Information Technology

Over the last three years our investment in information technology has increased each year as we continue to upgrade our core infrastructure and systems.  In 2009 we continued our focus on the migration to a new integrated pharmacy dispensing, clinical management and accounts receivable management system.  We believe that this new system will yield increased efficiencies and improved controls when dispensing or transferring prescriptions and provide improved data reporting and management.  The new system, in conjunction with other information technology infrastructure improvements, will enhance our product and service offerings to payors, physicians and pharmaceutical companies.

In 2010 we will continue to focus on migrating to our new platform, as well as leveraging new technology solutions to transform how we interface with our patients, referral sources and valued partners.

Financial Information about Segments

The following table presents revenue and income from operations by segment. Operating segment financial information is provided in Note 3 of Notes to Consolidated Financial Statements (in thousands).

Segment Financial Information (1)

	2009	2008	2007
Revenue:
Specialty Pharmacy Services	$1,113,305	$1,196,587	$974,571
Traditional Pharmacy Services	216,220	205,324	223,161
Total	$1,329,525	$1,401,911	$1,197,732

Income (loss) from operations (2):
Specialty Pharmacy Services (3)	$(1,320)	$(93,120)	$(2,453)
Traditional Pharmacy Services	16,786	9,603	11,304
Total	$15,466	$(83,517)	$8,851

__________________________
(1)
Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

(2)	Certain corporate expenses have been allocated between the two segments for reporting purposes.
(3)	The year ended December 31, 2008 includes $93.9 million of goodwill and intangible asset impairment in the Specialty Pharmacy Services segment.

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

Professional Licensure. Nurses, pharmacists and certain other health care professionals employed by us are required to be individually licensed or certified under applicable state law. We perform criminal and other background checks on employees and are required under state licensure to ensure that our employees possess all necessary licenses and certifications. We believe that our employees comply in all material respects with applicable licensure laws.

State laws require that each of our pharmacy locations be licensed as an in-state pharmacy to dispense pharmaceuticals in that state. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state’s pharmacy licensing authority. Such standards often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. We believe that our pharmacy locations comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states would be limited, which could have an adverse impact on its business.

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

We dispense prescription drugs pursuant to orders received through our BioScrip.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, Federal regulation by the FDA, or another Federal agency, of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or Federal regulation could apply to our operations, certain of our operations could be adversely affected by such licensure legislation. Management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

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

Food, Drug and Cosmetic Act.  Certain provisions of the Federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe that we comply in all material respects with all applicable requirements.

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

Anti-Kickback Laws.  Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the Federal “anti-kickback” law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs).  Violation of the Federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs.  A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients.  State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law.  Management carefully considers the importance of such anti-kickback laws when structuring our operations, and believes that we are in compliance therewith.

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

We believe that we are in compliance with the legal requirements imposed by the anti-kickback laws and regulations, and we believe that there are material and substantial differences between drug switching programs that have been challenged under these laws and the generic substitution and therapeutic interchange practices and formulary management programs offered by us to our Plan Sponsors, since no remuneration or other incentives are provided to patients, pharmacists or others. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the “Guidance”) which is designed to provide voluntary, nonbinding guidance in devising effective compliance programs to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products in devising effective compliance programs. The Guidance provides the OIG’s view of the fundamental elements of a pharmaceutical manufacturer’s compliance program and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance program are consistent with the principles, policies and intent of the Guidance.

The Stark Laws.  The Federal self-referral law, commonly known as the “Stark Law”, prohibits physicians from referring Medicare patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and believes that we are in compliance therewith.

State Self-Referral Laws.  We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the Federal Stark Law and vary significantly from state to state. Certain of these state statutes mirror the Federal Stark Law while others may be more restrictive. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe we are in compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities.  A range of Federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act (the “False Claims Act”), which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the Federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors tht are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act.

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, Federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all nine of these states and submit claims for Medicaid reimbursement to the respective state Medicaid agencies.  We expect the list of states that enact qualifying false claims act to continue to grow.  This legislation has led to increased auditing activities by state healthcare regulators.  As such, we have been the subject of an increased number of audits.  While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services and a material disagreement between us and these governmental agencies on the manner in which we provide products or services could have a material adverse effect on our business and operations, our financial position and our results of operations.

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

Effective September 26, 2009, First DataBank and Medi-Span reduced the mark-up factor applied to WAC, on which the average wholesale price (“AWP”) is based, from 1.25 to 1.20 for approximately 18,000 national drug codes. These AWP publishers also have indicated that, within the next two years, they will discontinue publication of AWP information. The impact of this reduction in AWP was to reduce our gross margins beginning in the fourth quarter of 2009.  See “Risk Factors - Changes in industry pricing benchmarks could adversely affect our financial performance.”

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, and included Title XIII, the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”). The HITECH Act modified certain provisions of the HIPAA Privacy Regulations and Security Standards, and included additional requirements meant to protect the privacy and security of health information, including, but not limited to, a new federal breach notification obligation applicable to HIPAA covered entities and their business associates. HHS, as required by the HITECH Act, has issued a regulation setting forth the breach notification obligations applicable to covered entities and their business associates (the “HHS Breach Notification Rule”). The various requirements of the HITECH Act and the HHS Breach Notification Rule have different compliance dates, some of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are in the process of implementing these new requirements or have done so already, and believe that we will be in compliance with these requirements on or before the applicable compliance date.

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

Employees

At February 24, 2010, we had 885 full-time, 34 part-time and 423 per diem employees, including 199 licensed pharmacists. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

Item 1A.  Risk Factors

The continuing pressure on the global credit and financial markets could materially and adversely affect our business and results of operations.

The ongoing global financial crisis continues to result in severely diminished liquidity and credit availability, volatility in consumer confidence, declines in economic growth, increases in unemployment rates and an on-going uncertainty about market stability.  The effect of these actions could reduce enrollment in governmental programs or benefits available to be enrolled.

Limited or expensive access to credit could also reduce the ability of the patients we serve to pay deductibles and co-insurance.  Higher unemployment rates and significant employment layoffs and downsizings may lead to lower numbers of patients enrolled in employer-provided plans.  The adverse economic conditions could also cause employers to stop offering, or limit, certain health care coverage, or the program designs associated with the coverage, as an employee benefit or cause them to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs, leaving the patient’s ability to pay in question and increasing the likelihood that compliance to drug therapies will be interrupted.

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

Availability of financing sources may be restricted in the future.

The economic crisis caused contraction in the credit markets and the availability of credit continues to remain restricted. While we believe our existing financing relationship is good and our credit facility is adequate to cover our needs, this agreement has historically been our largest source of funding and expires in the fourth quarter of 2010.  There can be no assurances that this agreement will continue beyond its current maturity.  In addition, if extreme market conditions continue or if our primary financing source were to fail, we can provide no assurance that any financing sources would be available or favorably priced.  Also, future growth may be limited by our ability to gain access to additional capital.

Existing and new government legislative and regulatory action could adversely affect our business and financial results.

        Our Specialty Pharmacy Services and Traditional Pharmacy Services segments are subject to numerous Federal, state and local laws and regulations.  See “Business – Government Regulation.”  Changes in these regulations may require extensive changes to our systems and operations that may be difficult to implement.  Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; loss of authorizations to participate in or exclusion from government reimbursement programs, such as the Medicare and Medicaid programs; or loss of licensure. The regulations to which we are subject include, but are not limited to, Anti-Kickback laws; Federal and state self-referral laws; HIPAA; regulations of the FDA, U.S. Federal Trade Commission, and the U.S. Drug Enforcement Administration, and regulations of various state regulatory authorities.  In that regard, our business, financial position and results of operations could be affected by one or more of the following:

•
Federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;

•	impact of limited distribution drugs;

•	the frequency and rate of approvals by the FDA of new brand named and generic drugs, or of over-the-counter status for brand name drugs;

•	FDA regulation affecting the retail or PBM industry;

•
rules and regulations issued pursuant to HIPAA and HITECH; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	administration of the Medicare Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	managed care reform and plan design legislation; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

   Competition in the pharmaceutical healthcare services industry could reduce profit margins.

The pharmaceutical healthcare services industry is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do.

The specialty pharmacy industry is highly competitive. Some of our competitors are under common control with, or ownership by, pharmaceutical wholesalers and distributors, managed care organizations, pharmacy benefit managers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. Our competitive position could also be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts with our Traditional Pharmacy Services and Specialty Pharmacy Services clients generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, WAC and average manufacturer price. Most of our contracts utilize the AWP benchmark.

As a result of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, effective September 26, 2009, First DataBank and Medi-Span agreed to reduce the mark-up factor applied to WAC, on which AWP is based, from 1.25 to 1.20 for the approximately 1,400 drug codes that were the subject of the lawsuits. These AWP publishers also similarly reduced the mark-up factor on all other national drug codes on which they had marked up AWP. This voluntary reduction affected approximately 18,000 national drug codes. First DataBank and Medi-Span also have indicated that, within the next two years, they will discontinue publication of AWP information. In response to this change, a number of pharmacy benefit managers and third-party payors made adjustments to existing contracts with network pharmacy providers in order to preserve the economic structure of those agreements. The majority of the state Medicaid agencies did not make any such adjustments, the consequence of which is lowered reimbursement levels. The impact of the AWP settlement was to reduce our gross margins beginning in the fourth quarter of 2009.  Based on revenue from all sources on a year-to-date basis, we estimated the impact of this change to be approximately $5.0 million on an annual basis. In 2010, we expect this margin impact will be offset by overall organic growth as well as an emphasis on higher margin business mix.

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

Our contracts with clients generally do not have terms longer than three years and, in some cases, may be terminated by the client on relatively short notice. Our clients generally seek bids from other PBM or specialty providers in advance of the expiration of their contracts. If several of these clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially and adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, the likelihood such client would renew its contract with us could be reduced.

There are approximately 56,000 retail pharmacies in the United States.  All major retail chain pharmacies and a vast majority of independent pharmacies participate in our pharmacy network.  The top ten retail pharmacy chains represent approximately 65% of the total number of stores and over 80% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains could have material adverse effects on our relationships with such pharmacy chains and on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.  Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service, infusion services and community pharmacies.  See Item 3 – Legal Proceedings for a list of material proceedings pending against us.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies. We confirmed that we are not a target or a potential subject of those investigations and requests. We cannot predict with certainty what the outcome of any of the foregoing might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Many of the current pending claims and associated costs are covered by our insurance, but certain other costs are not insured, such as deductibles on each claim. While these costs are not currently material to our financial performances and there can be no assurance that such costs will not increase and/or become in the future.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

A successful product or professional liability claim in excess of our insurance coverage could harm our financial condition and results of operations. Various aspects of our business may subject us to litigation and liability for damages, including the provision of PBM services and the operation of our pharmacies. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Our business, financial condition and results of operations could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.

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

We purchase substantially all of our pharmaceutical products from one vendor and a disruption in our purchasing arrangements could adversely impact our business.

       We purchase substantially all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, ADBC, pursuant to a prime vendor agreement. The term of this agreement extends until August 2012, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC's supply of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar financial terms. If we are unable to identify a replacement on substantially similar financial terms, our results of operations, financial condition and cash flows may be materially adverse affected.

Failure to develop new products, services and delivery channels may adversely affect our business.

We operate in a highly competitive environment. We develop new products and services from time to time to assist our clients. If we are unsuccessful in developing innovative products and services, our ability to attract new clients and retain existing clients may suffer.

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

We are dependent on our infrastructure, including our information systems, for many aspects of our business operations. A fundamental requirement for our business is the secure storage and transmission of personal health information and other confidential data. Our business and operations may be harmed if we do not maintain our business processes and information systems in a secure manner, and maintain and improve continually the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, failure to protect such information or mitigate any such breaches may adversely affect our operating results. Malfunctions in our business processes, breaches of our information systems or the failure to maintain effective and up-to-date information systems could disrupt our business operations, result in customer and member disputes, damage our reputation, expose us to risk of loss or litigation, result in regulatory violations, increase administrative expenses or lead to other adverse consequences.

Problems in the implementation and conversion of our new pharmacy system could result in additional expense.

The Company has committed significant financial and other resources to migrate to a new pharmacy dispensing, clinical management and accounts receivable management system designed to streamline our business processes, provide improved data reporting, data management, scalability and cash posting and billing and collections.  Delays in the implementation of  this system could result in higher operating costs, additional charges for system design changes or delays in the execution of our strategic plan due to our inability to scale our current operating systems.

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

During the past several years, the U.S. healthcare industry has been subject to increased governmental regulation at both the Federal and state levels. Certain proposals have been made at the Federal and state government levels in an effort to control healthcare costs, including proposing to lower reimbursement under Medicaid and Medicare programs. These proposals include “single payor” government funded healthcare and price controls on prescription drugs. If these or similar efforts are successful, our business and operations could be materially adversely affected. In addition, changing political, economic and regulatory influences may affect healthcare financing and reimbursement practices. If the current healthcare financing and reimbursement system changes significantly, our business could be materially adversely affected. Congress periodically considers proposals to reform the U.S. healthcare system. Both the U.S. Senate and House of Representatives approved reform legislation in late 2009 and the Obama administration has submitted a 2010 Federal budget that emphasizes maintaining patient choice, reducing inefficiencies and costs, increasing prevention programs, improving coverage portability and universality, and improving quality of care.  These proposals may also increase government involvement in healthcare providers reimbursement under Medicare and Medicaid, or otherwise change the way in which our clients do business. Plan Sponsors may react to these proposals and the uncertainty surrounding them by reducing or delaying purchases of clinical services, cost control mechanisms and other related services that we provide. We cannot predict what effect, if any, these proposals may have on our business. Other legislative or market-driven changes in the healthcare system that we cannot anticipate could also materially adversely affect our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We process significant volumes of pharmacy claims for brand-name and generic drugs from our mail service and community pharmacies and through our network of retail pharmacies. These volumes are the basis for our net revenues and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these higher-risk drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

The loss of a relationship with one or more Plan Sponsors could negatively impact our business.

Where we do not have preferred or exclusive arrangements with Plan Sponsors, our contracts for reimbursement with Plan Sponsors are often on a perpetual or “evergreen” basis.  These evergreen contracts are subject to termination by a Plan Sponsor’s written notice.  The required notice varies by contract and is typically 30 to 90 days.  Depending on the amount of revenues generated by any single Plan Sponsor or more than one Plan Sponsor in the aggregate, one or more terminations could have a material and adverse effect on our results of operations and financial performance.  We are unaware of any intention by a Plan Sponsor to terminate or not renew an agreement with us.

    Network lock-outs by health insurers and PBMs could adversely affect our financial results.

Many Plan Sponsors and PBMs continue to create exclusive specialty networks which limit a member’s access to a mail service facility or network of preferred pharmacies. To the extent our pharmacies are excluded from these networks, we are unable to dispense medications to those members and bill for prescriptions to those member’s insurance carriers. If these specialty networks continue to expand and we are locked out from dispensing specialty medications to members of exclusive networks, our revenues, financial condition and results of operations could be adversely affected.

Failure to complete the acquisition of CHS could negatively impact the stock price and the future business and financial results of BioScrip.

As previously announced, on January 24, 2010, we entered into an agreement to acquire CHS, a privately held company that is a leading provider of home infusion and home nursing services and products.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Although we have agreed to use our reasonable efforts to obtain stockholder approval of the issuance of shares of our common stock necessary to complete the acquisition of CHS, there is no assurance that the acquisition will be approved. If the share issuance is not approved, and as a result the acquisition is not completed, we will have expended substantial sums, including a possible termination fee of $1.0 million payable to CHS, which may adversely affect our financial condition and results of operations.

Although we expect that the merger with CHS will result in benefits to BioScrip, we may not realize those benefits because of integration difficulties.

We may not be able to successfully integrate CHS with BioScrip.  The inability to achieve the full extent of, or any of the anticipated synergies of, the acquisition of CHS, including anticipated cost savings and additional revenue opportunities, could have an adverse effect on our business, financial position and results of operations.

Realizing the benefits of the merger will depend in part on the integration of information technology, operations and personnel.  These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs.

We may not successfully integrate the operations of the businesses of CHS in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the merger with CHS to the extent, or in the timeframe, anticipated.  In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

We anticipate that the significant indebtedness that will be incurred if we complete the merger with CHS will impose operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We intend to borrow an aggregate of approximately $325.0 million (not including up to $50.0 million that would also be available under our new revolving credit facility) in connection with the merger.  We expect that the terms of our new credit facilities that we will enter into in connection with the merger will require us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio.  In addition, the proposed terms of our new indebtedness also include certain covenants restricting or limiting our ability to, among other things:

•	incur indebtedness or liens;
•	make investments or capital expenditures;
•	engage in mergers, acquisitions or asset sales;
•	declare dividends or redeem or repurchase capital stock;
•	enter into transactions with affiliates;
•	modify our organizational documents; and
•	change our fiscal year.

Our significant indebtedness could have important consequences, including: making it more difficult for us to satisfy our obligations; limiting our ability to borrow additional amounts to fund working capital and other purposes; requiring us to dedicate a substantial portion of our cash flow from operations to pay interest on our debt; making us more vulnerable to adverse changes in general economic, industry and government regulations; placing us at a competitive disadvantage compared with those of our competitors with less debt; and exposing us to risks in inherent interest rate fluctuations because some of our borrowings are at variable rates.  In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs.  If this happens and we are not able to refinance our debt, sell additional debt or equity securities or our assets on favorable terms, if at all, it may negatively affect our ability to generate revenues.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive offices are located in Elmsford, New York, and our business offices are located in Eden Prairie, Minnesota. Our mail operations are located in Columbus, Ohio; Lake Success, New York and Burbank, California. Our pharmacies are located in major metropolitan locations across the United States.  Some of our properties are licensed to operate as dual purpose properties.  We currently lease all of our properties from third parties under various lease terms expiring over periods extending to 2019. Property locations are as follows:

Corporate Offices	Community and Infusion Pharmacies (2)

Elmsford, NY	California	Minnesota
Eden Prairie, MN	Burbank (Infusion)	Minneapolis
	San Diego	Missouri
	San Francisco (Community & Infusion)	Kansas City
	Sherman Oaks	St. Louis
Mail Operations	West Hollywood	Nevada
Columbus, OH (1)	District of Columbia	Las Vegas (Community & Infusion)
Burbank, CA (2)	Washington, D.C.	New Jersey
Lake Success, NY (2)	Florida	Morris Plains (Infusion)
	Ft. Lauderdale	New York
	Miami Beach	Lake Success (Infusion)
	Orlando	Hawthorne
	Pompano Beach (Infusion)	Bronx
	St. Petersburg	New York
	Tampa Bay	Pennsylvania
	West Palm Beach	Philadelphia
	Georgia	King of Prussia (Infusion)
	Atlanta	Tennessee
	Illinois	Memphis (Community & Infusion)
	Chicago	Texas
	Indiana	Dallas (two locations)
	Indianapolis (two locations)	Houston
	Maryland	Washington
	Baltimore	Seattle (Community & Infusion)
	Massachusetts	Wisconsin
	Boston	Milwaukee

__________________________
(1)	Facility houses operations for both Specialty Pharmacy Services and Traditional Pharmacy Services operations.
(2)	Facility houses operations for Specialty Pharmacy Services operations.

Item 3.  Legal Proceedings

On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting our BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) as the defendant, seeking unspecified money damages and injunctive relief, and alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed by ScripSolutions, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. Following preliminary proceedings and class discovery, the parties reached a settlement agreement on August 6, 2009, in which we continued to deny liability, with a class of pharmacies which was certified solely for settlement purposes, and class members were entitled to receive $0.065 for each branded prescription filled during the settlement class period.  The court approved the settlement on November 4, 2009 and a final judgment dismissing the action has been entered in the action, the time to appeal which has expired.  The costs of the settlement are covered by insurance.

The sellers of a company, Northland Pharmacy, to Chronimed Holdings, Inc., (now known as BioScrip Pharmacy, Inc.) one of our subsidiaries, are claiming a right to additional purchase price of at least $5.64 million in connection with an earn out provision in the stock purchase agreement regarding the acquisition.  The sellers, named DiCello, first sued in federal court in Ohio in July 2007, but the court stayed the case and directed arbitration of the disagreement by the accounting firm KPMG, LLP, as the stock purchase agreement provides.  We deny owing the sellers any additional purchase price.  The parties have made extensive filings as directed by the arbitrator and are waiting for either the arbitrator’s decision or instructions as to further proceedings in the matter.  We are confident in our position and do not believe an adverse ruling is likely; however, there can be no assurance that an adverse ruling will not be rendered.  If the arbitrator rules in favor of DiCello, such ruling could have a material adverse effect on our business, operations, or financial position.

Item 4.  Reserved

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

		High	Low
2008	First Quarter	$8.47	$5.65
	Second Quarter	$7.06	$2.55
	Third Quarter	$5.07	$1.94
	Fourth Quarter	$5.00	$1.26

2009	First Quarter	$2.84	$1.35
	Second Quarter	$5.99	$1.95
	Third Quarter	$7.29	$5.26
	Fourth Quarter	$9.05	$6.25

As of February 24, 2010, there were 284 stockholders of record in addition to approximately 7,100 stockholders whose shares were held in nominee name. On February 24, 2010 the closing sale price of our Common Stock on Nasdaq was $7.14.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Between January 1, 2009 and December 31, 2009, we did not issue any shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”).

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph set forth below compares, for the five-year period commencing December 31, 2004 and ending December 31, 2009, the total cumulative return to holders of our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include: Chronimed, Inc. (“Chronimed”) beginning March, 2005, JPD, Inc., d/b/a Northland Medical Pharmacy beginning October, 2005, and BioScrip Infusion Services, Inc., (“Infusion West”) beginning March, 2006.

	December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
	(in thousands)
Working capital	$91,078	$58,844	$49,213	$37,023	$67,488
Line of Credit	$30,389	$50,411	$33,778	$52,895	$7,427
Total assets (3)	$287,220	$246,957	$296,822	$305,456	$298,629
Stockholders' equity (3)	$155,793	$95,537	$166,203	$161,833	$195,765

	Year Ended December 31,
Statement of Operations Data	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Revenue (1)	$1,329,525	$1,401,911	$1,197,732	$1,151,940	$1,072,895
Gross profit	$157,822	$142,170	$137,015	$118,056	$116,376
Merger related expenses (2)	$1,774	$-	$-	$58	$4,575
Goodwill and intangible impairment (3)	$-	$93,882	$-	$-	$25,165
Net income (loss) (4, 5)	$54,099	$(74,032)	$3,317	$(38,289)	$(23,847)
Net income (loss) per basic share	$1.39	$(1.93)	$0.09	$(1.03)	$(0.70)
Net income (loss) per diluted share (6)	$1.36	$(1.93)	$0.09	$(1.03)	$(0.70)
Weighted average shares outstanding used in computing:
basic income (loss) per share	38,985	38,417	37,647	37,304	34,129
diluted income (loss) per share	39,737	38,417	38,491	37,304	34,129
__________________________
(1)
Revenues in 2008 include Competitive Acquisition Program (“CAP”) revenues of $71.2 million.  The CAP program ended December 31, 2008.  Revenues in 2008 also included United Healthcare (“UHC”) HIV/AIDS and solid organ transplant service revenues of $116.6 million from contracts which ended in the first quarter of 2009.  2009 revenues included $23.3 million related to these UHC HIV/AIDS contracts.  Certain PBM customer contracts ended in 2007 and prior.  Revenue related to these contracts were $15.0 million, $76.8 million and $154.8 million in the years 2007, 2006 and 2005, respectively.

(2)
Expenses in 2009 reflect expenses related to our proposed acquisition of CHS.  Expenses in 2005 and 2006 reflect merger, integration and re-branding expenses related to the acquisition of Chronimed on March 12, 2005.

(3)
2008 includes a $90.0 million charge related to impairment of goodwill, and a $3.9 million charge related to write-off of remaining intangible assets.  2005 includes a $6.6 million charge related to write-off of non-compete agreements, trade names and customer lists due to our rebranding strategy in the Specialty Pharmacy Services segment, and an $18.6 million charge related to goodwill impairment in the Traditional Pharmacy Services segment.

(4)
Net loss in 2005 includes a $4.3 million charge, net of tax, to reflect an increase in the allowance for doubtful accounts receivable created by lower than expected collections during the merger integration period.

(5)
Net income in 2009 includes a $40.6 million tax benefit, primarily relating to the reversal of the valuation allowance on deferred tax assets. Net loss in 2006 includes a $25.7 million income tax charge for the establishment of a valuation allowance recorded against deferred tax assets.

(6)	The 2008, 2006 and 2005 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year to year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Consolidated Financial Statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and the information discussed in Item 1A — Risk Factors.

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

Our business is reported under two operating segments: (i) Specialty Pharmacy Services, and (ii) Traditional Pharmacy Services.  Our Specialty Pharmacy Services segment includes comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic health conditions.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic, acute and other complex health conditions and are provided to patients and physicians.  Our Traditional Pharmacy Services segment consists mainly of traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management services.

In the quarter ended September 30, 2009, we renamed the reportable segment formerly known as “PBM Services” to “Traditional Pharmacy Services”.  Our decision to rename this segment reflects a shift in the nature of the business included within this segment away from fully funded pharmacy benefit management services and more towards traditional mail services and prescription discount card programs.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from our relationships with healthcare payors including Plan Sponsors, as well as from our relationship with pharmaceutical manufacturers, patients and physicians.

Our Specialty Pharmacy Services are marketed and/or sold to Plan Sponsors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic, acute and other complex health conditions.  These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications and the provision of therapy management services.

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

Effective September 26, 2009, First DataBank and Medi-Span reduced the mark-up factor applied to WAC, on which AWP is based, from 1.25 to 1.20 for approximately 18,000 national drug codes. These AWP publishers also have indicated that, within the next two years, they will discontinue publication of AWP information. The impact of this reduction in AWP was to reduce our gross margins beginning in the fourth quarter of 2009.  See “Risk Factors - Changes in industry pricing benchmarks could adversely affect our financial performance.”

Our Traditional Pharmacy Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy services through our own mail service distribution facilities and national pharmacy retail network. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically TPAs, as well as PBM services. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

Pending Acquisition

On January 24, 2010, we entered into an Agreement and Plan of Merger to acquire CHS.  CHS is a privately held company that is a leading provider of home infusion and home nursing services and products to patients suffering from chronic and acute medical conditions.  Completion of the acquisition is subject to stockholder approval of the issuance of additional shares of our common stock to CHS stockholders and satisfaction of certain other customary conditions.  The acquisition is expected to close on or about March 31, 2010.

If the merger is completed, we will:

•	Repay the net indebtedness of CHS, which is approximately $132.0 million at December 31, 2009, and enter into a new credit facility;

•	Pay cash consideration of $110.0 million, subject to adjustment;

•	Issue up to approximately 12.9 million shares of our Common Stock, subject to adjustment, of which 2,696,516 shares initially will be held in escrow to fund indemnification payments, if any; and

•	Issue warrants to acquire approximately 3.4 million shares of our Common Stock, exercisable at $10.00 per share and having a five-year term.

In order to fund the payment of the cash consideration required to be paid for the acquisition of CHS, refinance our existing indebtedness and repay the existing indebtedness of CHS, we have entered into a commitment letter with Jefferies Finance LLC (“Jefferies”), pursuant to which Jefferies has committed to provide us with $375.0 million in debt financing, comprised of $150.0 million senior credit facilities and $225.0 million in other indebtedness.  We project that the acquisition of CHS will cause dilution of earnings per share in year one and will be accretive thereafter.

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

The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements and in many cases the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. See our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report, which contain a description of our accounting policies and other disclosures required by GAAP.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  We provide a variety of therapies to patients.  For infusion related therapies we frequently provide the multiple deliverables of drug delivery and related nursing services.  After applying the criteria from ASC 605-25, we concluded that separate units of accounting exist in revenue arrangements where we provide multiple deliverables.

Under fee-for-service agreements in the Specialty Pharmacy Services segment, drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service. At that point, the earnings process is considered complete and we have substantially accomplished the terms of our transaction.  In the Traditional Pharmacy Services segment, revenue is recognized when the pharmacy services are reported to us through the point of sale (“POS”) claims processing system and the drug is dispensed to the member.

Revenue generated under PBM agreements is classified as either gross or net by us based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore are the “primary obligor” as defined in ASC Topic 605, Revenue Recognition (“ASC 605”), we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

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

Allowance for Contractual Discounts

We are reimbursed by Plan Sponsors for the medications and services we sell. Revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products and services delivered. We estimate the allowance for contractual discounts, based on historical experience and in certain cases on a customer-specific basis, given our interpretation of the contract term or applicable regulations. However, reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Rebates

Manufacturers’ rebates are primarily part of the Company’s Specialty Pharmacy Services segment.  Rebates are generally volume-based incentives that are earned and recorded upon dispense.  Volume-based rebates are recorded as a reduction of both inventory and cost of goods sold.

The Traditional Pharmacy Services segment also includes rebates earned on the PBM portion of the business.  Rebates are recorded on historical PBM results and trends and are revised on a regular basis depending on our latest forecasts, as well as information received from rebate sources.  Should actual results differ, adjustments will be recorded in future earnings when the adjustment becomes known.  In some instances, rebate payments are shared with our Plan Sponsors.  PBM rebates earned by us are recorded as a reduction of cost of goods sold.  PBM rebates shared with clients are recorded as a reduction of revenue consistent with the sales incentive provisions of ASC 605.

Payables to Plan Sponsors

Payables to Plan Sponsors primarily represent payments made to us by Plan Sponsors in the Specialty Pharmacy Services segment in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors in the Traditional Pharmacy Services segment.

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from our deferred tax assets.

We file income tax returns, including returns for our subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which we operate.  Our uncertain tax positions are related to tax years that remain subject to examination and are recognized in the financial statements when the recognition threshold and measurement attributes of ASC 740 are met.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Goodwill

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), we evaluate goodwill for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The impairment evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill.  The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

We have two reporting units: Specialty Pharmacy Services and Traditional Pharmacy Services. The goodwill associated with the Specialty Pharmacy Services segment was evaluated and no impairment was recorded at December 31, 2009.  In the 2008 evaluation an impairment was identified and recorded at December 31, 2008.  There is no goodwill associated with the Traditional Pharmacy Services segment.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment ("ASC 360"). The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business. As a result of the analysis performed at December 31, 2008, we wrote off all intangible assets.  In 2009 there was no impairment of remaining long lived assets.

Accounting for Stock-Based Compensation

Compensation cost for all share-based payments are based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  The fair value of each option award is estimated on the date of grant using a binomial option-pricing model that uses the following assumptions: (i) expected volatility is based on the historical volatility of our stock, (ii) the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, and (iii) the expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise and employee termination assumptions under the valuation model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period.  We expense restricted stock awards based on vesting requirements, including time elapsed, market conditions, and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2009, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported consolidated financial position, results of operations or cash flows.

Results of Operations

CONSOLIDATED RESULTS

Year ended December 31, 2009 vs. December 31, 2008

	Year Ended December 31,
	2009		2008
	(dollars in thousands)
Revenue	$1,329,525	100.0%	$1,401,911	100.0%
Gross profit	157,822	11.9%	142,170	10.1%
Income (loss) from operations	15,466	1.2%	(83,517)	-6.0%
Interest expense, net	1,920	0.1%	2,711	0.2%
Income (loss) before income taxes	13,546	1.0%	(86,228)	-6.2%
Tax (benefit) provision	(40,553)	-3.1%	(12,196)	-0.9%
Net income (loss)	54,099	4.1%	(74,032)	-5.3%

Revenue.  Total reported revenue for the year ended December 31, 2009 decreased $72.4 million, or 5.2%, to $1,329.5 million from $1,401.9 million for the same period in 2008.

Specialty Pharmacy Services revenue for the year ended December 31, 2009 was $1,113.3 million compared to $1,196.6 million for the same period in 2008, an $83.3 million, or 7.0%, decrease.  This decrease was primarily due to the termination of the CAP and certain UHC contracts and the impact of the industry-wide AWP settlement, partially offset by revenue generated under new contracts and drug inflation.  We also experienced revenue growth in our various specialty disease state management programs such as Oncology, Multiple Sclerosis, Iron Overload, and from our infusion business.

Traditional Pharmacy Services revenue for the year ended December 31, 2009 was $216.2 million compared to $205.3 million for the same period in 2008, a $10.9 million, or 5.3%, increase. The increase in revenue was primarily due to the growth in our discount cash card program.

Cost of Revenue and Gross Profit.  Cost of revenue for the year ended December 31, 2009 was $1,171.7 million as compared to $1,259.7 million for the year ended December 31, 2008.  Gross margin dollars were $157.8 million for the year ended December 31, 2009 as compared to $142.2 million for the year ended December 31, 2008, an increase of $15.6 million, or 11.0%.  Gross margin as a percentage of revenue increased to 11.9% in 2009 from 10.1% in 2008.  The increase in gross margin percentage was primarily the result of the termination of the CAP and certain UHC contracts which, as expected, reduced volumes and increased Specialty Pharmacy Services’ overall margin percentage to 10.6% for the year ended December 31, 2009 from 9.5% for the year ended December 31, 2008.  In addition to a more favorable business mix, our supply chain management programs and reduced shipping costs also contributed to the increase of gross margin percentage and dollars.

Selling, General and Administrative Expenses.  For the year ended December 31, 2009, selling, general and administrative expenses (“SG&A”) increased to $133.7 million, or 10.1% of total revenue, from $125.2 million, or 8.9% of total revenue, for the same period in 2008.  The year-over-year increase in SG&A is due to several offsetting factors including the accrual of $4.3 million of management bonus expense as a result of meeting specified criteria for the year, an increase in variable broker costs of $3.1 million related to the marketing of discount card programs as well as additional professional fees and costs of approximately $1.8 million relating to the pending acquisition of CHS.  These additional costs were partially offset by continued cost control measures in our operating units and reduction in corporate overhead costs such as employee benefits.

Goodwill and Intangible Impairment.  There were no goodwill or other impairment charges in 2009.  Goodwill and other impairment charges in 2008 consisted of $90.0 million related to our Specialty Pharmacy Services segment and $3.9 million related to intangible assets, such as customer lists and non-compete agreements.  The 2008 goodwill and other impairment charges related primarily to certain acquisitions in the years 2000 through 2006.

Bad Debt Expense.  For the year ended December 31, 2009 we recorded bad debt expense of $8.6 million, or 0.6% of total revenue, an increase of $3.9 million, compared to $4.7 million, or 0.3% of total revenue in 2008. The increase in bad debt expense is primarily a result of a reduction in 2009 recoveries of previously reserved amounts as compared to the rate of bad debt recovery experienced in 2008, and an additional provision related to uncollected CAP receivables.  Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

Net Interest Expense.  Net interest expense was $1.9 million, or 0.1% of total revenue, for the year ended December 31, 2009 compared to $2.7 million, or 0.2% of total revenue, for the year ended December 31, 2008. The decrease in interest expense was the result of lower weighted average interest which is tied to LIBOR (defined below) and a lower average daily debt balance.

Benefit From Income Taxes.  We reported an income tax benefit of $40.6 million for 2009 compared to an income tax benefit of $12.2 million for 2008. The benefit in 2009 was due to the reversal of the valuation allowance on deferred tax assets.  The benefit in 2008 was due to goodwill impairment which reduced the deferred tax liability associated with goodwill, which was partially offset by the increase in the valuation allowance on deferred tax assets.  At December 31, 2009, we had Federal net operating loss carryforwards available to us of approximately $18.0 million, of which $3.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.

Net Income (Loss) and Earnings Per Share.  We reported net income of $54.1 million, or $1.36 per diluted share, for the year ended December 31, 2009, compared to a net loss of $74.0 million, or $1.93 per diluted share, for the same period a year ago. The number of weighted average basic and diluted shares at December 31, 2009 was 38,984,797 and 39,728,653, respectively, compared to 38,416,644 for both basic and diluted shares at December 31, 2008.

Year ended December 31, 2008 vs. December 31, 2007

	Year Ended December 31,
	2008		2007
	(dollars in thousands)
Revenue	$1,401,911	100.0%	$1,197,732	100.0%
Gross profit	142,170	10.1%	137,015	11.4%
Income (loss) from operations	(83,517)	-6.0%	8,851	0.7%
Interest expense, net	2,711	0.2%	3,270	0.3%
Income (loss) before income taxes	(86,228)	-6.2%	5,581	0.5%
Tax (benefit) provision	(12,196)	-0.9%	2,264	0.2%
Net income (loss)	(74,032)	-5.3%	3,317	0.3%

Revenue.  Total reported revenue for the year ended December 31, 2008 increased $204.2 million, or 17.0%, to $1,401.9 million from $1,197.7 million for the same period in 2007.

Specialty Pharmacy Services revenue for the year ended December 31, 2008 was $1,196.6 million compared to $974.6 million for the same period in 2007, a $222.0 million, or 22.8%, increase. The increase was primarily due to additional revenues associated with sales from Specialty Pharmacy Services payor contracts, including an agreement with UHC for the HIV/AIDS and solid organ transplant programs and the CAP agreement, as well as growth in the sale of oncology drugs and the increase associated with drug cost inflation.

Traditional Pharmacy Services revenue for the year ended December 31, 2008 was $205.3 million compared to $223.2 million for the same period in 2007, a $17.9 million, or 8.0%, decrease. The decline in revenue was due primarily to the loss of a PBM customer during 2007.

Cost of Revenue and Gross Profit.  Reported cost of revenue for the year ended December 31, 2008 was $1,259.7 million compared to $1,060.7 million for the same period in 2007. The increase in cost of revenue was primarily the result of increased sales in our Specialty Pharmacy Services segment, which came in at lower than historical margins, offset by lower Traditional Pharmacy Services segment cost of revenue which is a result of lower revenue.  The decline in gross profit percentage was primarily the result of the planned addition of higher revenue, lower margin business including the UHC Agreement.  The reduced profitability of the CAP business also contributed to the overall decline.  Additionally, in the first quarter of 2008, the gross profit percentage was also impacted by timing delays in obtaining increases in reimbursement rates after drug acquisition cost increases were implemented by manufacturers of specialty drugs.  Drug acquisition cost increases typically occur in the first quarter of each year along with a corresponding increase in reimbursement rates, however, there was a longer than usual delay in updating the industry price lists used by us and our peers to charge customers for reimbursement.  As a result of all these factors, the total gross profit as a percentage of revenue for the year ended December 31, 2008 was 10.1%, compared to 11.4% for the same period in 2007.

Selling, General and Administrative Expenses.  For the year ended December 31, 2008, SG&A increased to $125.2 million, or 8.9% of total revenue, from $120.1 million, or 10.0% of total revenue, for the same period in 2007.  The year-over-year increase in SG&A was primarily the result of increased salary and medical benefits, higher brokers’ fees due to the growth in our cash card business and a settlement with the OIG of the U.S. Department of Health and Human Services during the third quarter of 2008.  These increases were partially offset by the elimination of bonus expense as no management bonuses were earned in 2008.

Bad Debt Expense.  For the year ended December 31, 2008 we recorded bad debt expense of $4.7 million, a decrease of $0.4 million, compared to $5.1 million in 2007. The decrease in bad debt expense was primarily the result of improved billing, cash collection and posting practices as well as a large bad debt recovery related to a prior year PBM customer bankruptcy claim.  Our overall methodology used for determining our provision for bad debt remains essentially unchanged.

Amortization of Intangibles.  For the year ended December 31, 2008 we recorded amortization expense of intangibles of $1.9 million compared to amortization expense of intangibles of $2.9 million in 2007.  The decrease was due to certain intangible assets becoming fully amortized in the first quarter of 2007.  Also we recorded a write-off of intangibles under ASC 360 discussed further below.  In addition, amortization of intangibles expense was reduced by $1.9 million annually as a result of the write-off.

Net Interest Expense.  Net interest expense was $2.7 million for the year ended December 31, 2008 compared to $3.3 million for the year ended December 31, 2007. The decrease in interest expense was the result of lower weighted average interest which is tied to LIBOR partially offset by an increase in the average daily balance required to fund the growth of the Specialty Pharmacy Services segment.

Goodwill and Intangible Impairment.  Goodwill and other impairment charges in 2008 consisted of $90.0 million related to our Specialty Pharmacy Services segment and $3.9 million related to intangible assets, such as customer lists and non-compete agreements.  The goodwill charge relates primarily to certain acquisitions in the years 2000 through 2006.

We evaluated goodwill based upon the two-step process required by ASC 350.  As part of step one, we noted the significant decline in our market capitalization below book value, which was sustained through the fourth quarter of 2008.  We had also previously announced changes in the status of long-term Specialty Pharmacy Services contracts which were expected to reduce 2009 revenues.  Those contract changes were (a) the decision by UHC to internalize services for HIV/AIDS and solid organ transplant drugs starting in the first quarter of 2009, and (b) the expiration of CAP with CMS effective December 31, 2008.  The expiration of these contracts, our reduced market capitalization, and the reduced market capitalization of our peers in the healthcare industry were considered to be potential indicators of impairment in contemplation of our annual impairment analysis.

Based on our annual assessment, we determined that the fair value of the Specialty Pharmacy Services segment was less than the carrying value of its net assets.  We then determined the fair value of the Specialty Pharmacy Services segment using a combination of an income approach using the discounted cash flow method and a market approach using the guideline public company method.  We completed step two of the impairment analysis and concluded that the carrying value of the goodwill associated with the Specialty Pharmacy Services segment was impaired, resulting in a fourth quarter non-cash impairment charge of $90.0 million.  The non-cash impairment charge does not change management’s view of the Specialty Pharmacy Services segment reporting unit as our strategic business unit and will not affect liquidity, cash flows from operating activities, debt covenants or our ability to borrow under our existing credit facility.

As part of the annual assessment and in consideration of the impairment indicators, we also evaluated the recoverability of our property and equipment and definite-lived intangible assets in accordance with ASC 350.  As a result, we determined that $3.9 million of definitive-lived intangible assets, consisting of $3.5 million of customer lists and $0.4 million of non-compete agreements, were impaired, and an impairment charge for this amount was recorded in the fourth quarter of 2008.  These impairment tests were performed and the related impairment charges were recorded prior to completing the goodwill impairment analysis.

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

Net (Loss) Income and Earnings Per Share.  We reported a net loss of $74.0 million, or $1.93 per diluted share, for the year ended December 31, 2008, compared to net income of $3.3 million, or $0.09 per diluted share, for the same period in 2007. The number of weighted average shares for both the basic and diluted shares at December 31, 2008 was 38,416,644, compared to basic and diluted shares of 37,647,270 and 38,491,009, respectively, at December 31, 2007.

Liquidity and Capital Resources

We utilize both funds generated from operations and available credit under our Facility (as defined below) for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $22.7 million for the year ended December 31, 2009, as compared to $8.7 million of cash used in operating activities for the year ended December 31, 2008.  The increase in cash provided by operating activities was primarily the result of net income of $54.1 million of which $40.5 million was the non-cash effect of deferred taxes due primarily to the reversal of the valuation allowance on deferred tax assets.  Other charges which reduced net income but had no impact on cash from operations were:  bad debt of $8.6 million, depreciation expense of $5.0 million, option expense of $3.4 million, and an increase in our accrued expenses of $4.8 million relating primarily to the 2009 bonus accrual.  Operating uses of cash during the year ended December 31, 2009 include an increase in inventory of $6.0 million relating to various supply chain initiatives and a decrease in accounts payable of $2.4 million due to timing of vendor payments.

Net cash used in investing activities in 2009 was $5.7 million compared to net cash used in investing activities of $7.5 million in 2008.  The change was driven primarily by the continued investment in our information technology infrastructure.

Net cash used in financing activities in 2009 was $17.0 million compared to $16.2 million net cash provided by financing activities in 2008.  The cash used in financing activities to pay down the line of credit was generated from higher net income and lower working capital requirements.  We also received $2.8 million from the exercise of employee stock compensation plans in 2009.

At December 31, 2009, there was $30.4 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees, provided a sufficient level of receivable assets are available as collateral.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, we may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At December 31, 2009 we had $54.6 million of credit available on a borrowing basis of $85.0 million under the Facility.  We have received a financing commitment as part of the CHS acquisition described above under the heading “Pending Acquisition” which we believe will be sufficient to meet our on-going liquidity needs.  If the acquisition does not close, we believe we will be able to renew and extend the Facility.

The weighted average interest rate on the line of credit was 4.4% during 2009 compared to 5.0% for 2008. At February 24, 2010, we had $74.4 million of credit available under the Facility.

The Facility contains various covenants that, among other things, require us to maintain certain financial ratios as defined in the agreements governing the Facility.  In December 2009, we entered an agreement with HFG to amend the terms of the Facility to revise certain calculations required by the covenants. We were in compliance with all the covenants contained in the agreements as of December 31, 2009.

As part of the anticipated acquisition of CHS, we have received a financing commitment from Jefferies to provide a five year senior credit facility in the amount of $150.0 million, including a $50.0 million revolver, and a $225.0 million bridge loan facility.  The bridge loan facility will be drawn on only if $225.0 million in senior unsecured notes are not sold prior to the closing date of the acquisition.  We plan to use $100.0 million of the senior term loan and the proceeds from the senior unsecured notes offering to finance, in part, the acquisition of CHS, to refinance our existing indebtedness and repay CHS’s existing indebtedness, for general corporate purposes and to pay related fees and expenses.  The $50.0 million revolver is expected to be undrawn at closing.  The specific interest rates of the senior term loan and notes is subject to final pricing and we expect the interest to reflect market rates relative to our credit ratings.

At December 31, 2009, we had working capital of $91.1 million compared to $58.8 million at December 31, 2008.  We made substantial information technology (“IT”) systems investments throughout both years to improve efficiencies, internal controls, and data reporting.  We believe that our cash on hand, together with funds available under the Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At December 31, 2009, we had Federal net operating loss (“NOL”) carryforwards of approximately $18.0 million, of which $3.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  We have post apportioned state NOL carryforwards remaining of approximately $8.1 million, the majority of which will begin expiring in 2017 and later.

Under the terms of the prime vendor agreement with AmerisourceBergen Drug Company (“ABDC”), we granted ABDC a secured, first priority lien in all of our inventory as well as the proceeds thereof.  In the ordinary course of business, we obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2009 there was $1.1 million on deposit as collateral for these LCs.

The following table sets forth our contractual obligations affecting cash in the future:

	Payments Due in Period
	(in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Line of credit (1)	$30,389	$30,389	$-	$-	$-
Operating leases	19,148	4,738	8,500	3,221	2,689
Purchase commitment	17,673	17,673	-	-	-
Total Contractual Cash
Obligations	$67,210	$52,800	$8,500	$3,221	$2,689

__________________________
(1)	Interest on the line of credit is payable monthly. For additional information regarding the line of credit see information above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2009 we did not have any long-term debt. We are exposed to interest rate risk primarily through our borrowing activities under the Facility discussed in Item 7 of this Annual Report. A one percent increase in interest rates would result in an increase in annual interest expense of approximately $0.4 million, pre-tax, based upon the average daily balance during 2009. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At December 31, 2009, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota	/s/ Ernst & Young LLP
March 2, 2010

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(in thousands, except for share amounts)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $11,504 and $11,629 at December 31, 2009 and 2008, respectively	151,113	158,649
Inventory	51,256	45,227
Short term deferred taxes	12,913	-
Prepaid expenses and other current assets	3,999	2,766
Total current assets	219,281	206,642
Property and equipment, net	15,454	14,748
Long term deferred taxes	26,793	-
Goodwill	24,498	24,498
Other non-current assets	1,194	1,069
Total assets	$287,220	$246,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$30,389	$50,411
Accounts payable	74,535	76,936
Claims payable	4,068	5,230
Amounts due to plan sponsors	4,938	5,646
Accrued expenses and other current liabilities	14,273	9,575
Total current liabilities	128,203	147,798
Deferred taxes	-	533
Income taxes payable	2,437	2,764
Other non-current liabilities	787	325
Total liabilities	131,427	151,420
Commitments and Contingencies
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 42,766,478, and 41,622,629, respectively; shares outstanding; 39,675,865 and
38,691,356, respectively	4	4
Treasury stock, shares at cost: 2,647,613 and 2,624,186, respectively	(10,367)	(10,288)
Additional paid-in capital	254,677	248,441
Accumulated deficit	(88,521)	(142,620)
Total stockholders' equity	155,793	95,537
Total liabilities and stockholders' equity	$287,220	$246,957

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(in thousands, except per share amounts)

	2009	2008	2007
Revenue	$1,329,525	$1,401,911	$1,197,732
Cost of revenue	1,171,703	1,259,741	1,060,717
Gross profit	157,822	142,170	137,015
Selling, general and administrative expenses	133,720	125,202	120,147
Bad debt expense	8,636	4,667	5,119
Amortization of intangibles	-	1,936	2,898
Goodwill and intangible impairment	-	93,882	-
Income (loss) from operations	15,466	(83,517)	8,851
Interest expense, net	1,920	2,711	3,270
Income (loss) before income taxes	13,546	(86,228)	5,581
Tax (benefit) provision	(40,553)	(12,196)	2,264
Net income (loss)	$54,099	$(74,032)	$3,317
Net income per common share
Basic	$1.39	$(1.93)	$0.09
Diluted	$1.36	$(1.93)	$0.09
Weighted average common shares outstanding
Basic	38,985	38,417	37,647
Diluted	39,737	38,417	38,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2006	$4	$(8,002)	$239,315	$(69,484)	$161,833
Exercise of stock options	-	-	1,867	-	1,867
Surrender of stock to satisfy minimum tax withholding	-	(1,397)	-	-	(1,397)
Compensation under employee stock compensation plans	-	-	3,004	-	3,004
Cumulative effect of accounting pronouncement adoption	-	-	-	(2,421)	(2,421)
Net income	-	-	-	3,317	3,317
Balance December 31, 2007	4	(9,399)	244,186	(68,588)	166,203
Exercise of stock options	-	-	465	-	465
Surrender of stock to satisfy minimum tax withholding	-	(889)	-	-	(889)
Compensation under employee stock compensation plans	-	-	3,790	-	3,790
Net loss	-	-	-	(74,032)	(74,032)
Balance December 31, 2008	4	(10,288)	248,441	(142,620)	95,537
Exercise of stock options	-	-	3,015	-	3,015
Income tax shortfall from stock option plan	-	-	(158)	-	(158)
Surrender of stock to satisfy minimum tax withholding	-	(119)	-	-	(119)
Issuance of treasury stock for restricted stock vesting	-	40	(40)	-	-
Compensation under employee stock compensation plans	-	-	3,419	-	3,419
Net income	-	-	-	54,099	54,099
Balance December 31, 2009	$4	$(10,367)	$254,677	$(88,521)	$155,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$54,099	$(74,032)	$3,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,033	4,457	4,192
Amortization	-	1,936	2,898
Goodwill and intangible impairment	-	93,882	-
Change in net deferred income taxes	(40,517)	(12,221)	2,808
Excess tax benefits relating to employee stock compensation	(120)	-	-
Compensation under stock-based compensation plans	3,419	3,790	3,004
Bad debt expense	8,636	4,667	5,119
Changes in assets and liabilities
Receivables, net of bad debt expense	(1,100)	(34,347)	1,050
Inventory	(6,029)	(11,629)	(127)
Prepaid expenses and other assets	(1,237)	(1,923)	859
Accounts payable	(2,401)	19,594	5,618
Claims payable	(1,162)	66	(4,384)
Amounts due to plan sponsors	(708)	1,078	(5,712)
Accrued expenses and other liabilities	4,832	(4,064)	5,545
Net cash provided by (used in) operating activities	22,745	(8,746)	24,187
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(5,739)	(7,463)	(5,526)
Net cash used in investing activities	(5,739)	(7,463)	(5,526)
Cash flows from financing activities:
Borrowings on line of credit	1,331,000	1,409,003	1,200,760
Repayments on line of credit	(1,351,022)	(1,392,370)	(1,219,891)
Excess tax benefits relating to employee stock compensation	120	-	-
Surrender of stock to satisfy minimum tax withholding	(119)	(889)	(1,397)
Proceeds from exercise of employee stock compensation plans	3,015	465	1,867
Net cash (used in) provided by financing activities	(17,006)	16,209	(18,661)
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	$-	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,918	$4,011	$3,471
Cash paid during the period for income taxes	$741	$382	$1,599

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

BioScrip’s business is reported under two operating segments: (i) Specialty Pharmacy Services, and (ii) Traditional Pharmacy Services.  The Specialty Pharmacy Services segment includes comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic and acute health conditions.  The medications we dispense include oral, injectable and infusible medications which are used to treat patients living with chronic and other complex health conditions.  The Traditional Pharmacy Services segment consists mainly of traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management (“PBM”) services.

The Company distributes high-cost pharmaceuticals and provides clinically focused case and disease management programs to healthcare payors including managed care organizations, government-funded and/or operated programs, third party administrators (“TPAs”) and self-funded employer groups (collectively, “Plan Sponsors”), enrollees afflicted with chronic and other complex health conditions. The disease states or conditions for which the Company has such programs include Psoriasis, Growth Hormone Deficiency, Thyroid Cancer, Sickle Cell/Thalassemia, Hemophilia, Multiple Sclerosis, Rheumatoid Arthritis, Osteoarthritis, Osteoporosis, Solid Organ Transplants, HIV/AIDS, Hepatitis C&B and RSV. The specialty drugs distributed through the BioScrip programs are dispensed and serviced from the Company’s 43 specialty pharmacy locations across the United States.

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

Subsequent Events

The Company has evaluated events that occurred during the period subsequent to the balance sheet date.  With the exception of the pending acquisition (See Note 14 – Subsequent Events), there were no subsequent events that require recognition or disclosure in the financial statements.

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

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Amortization of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

     Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent overpayments that will be paid back to Plan Sponsors in Specialty Pharmacy Services. In addition, these payables include the sharing of manufacturer’s rebates with Plan Sponsors in the Traditional Pharmacy Services segment.

Rebates

Manufacturers’ rebates are primarily part of the Company’s Specialty Pharmacy Services segment.  Rebates are generally volume-based incentives that are earned and recorded upon dispense.  Volume-based rebates are recorded as a reduction of both inventory and cost of goods sold.

The Traditional Pharmacy Services segment also includes rebates earned on the PBM portion of the business.  Rebates are recorded on historical PBM results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources.  Should actual results differ, adjustments will be recorded in future earnings when the adjustment becomes known.  In some instances, rebate payments are shared with the Company’s Plan Sponsors.  PBM rebates earned by the Company are recorded as a reduction of cost of goods sold.  PBM rebates shared with clients are recorded as a reduction of revenue consistent with the sales incentive provisions of ASC  Topic 605, Revenue Recognition (“ASC 605”).

Revenue Recognition

The Company generates revenue principally through the sale of prescription drugs, which are dispensed either through a pharmacy participating in its pharmacy network or a pharmacy owned by the Company. Revenue is generally derived under fee-for-service agreements. Fee-for-service agreements include: (i) specialty and mail service agreements, where the Company dispenses prescription medications through its pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as through its traditional mail service facility.

Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  The Company provides a variety of therapies to patients.  For infusion related therapies the Company frequently provides the multiple deliverables of drug delivery and related nursing services.  After applying the criteria from ASC 605-25, the Company concluded that separate units of accounting exist in revenue arrangements where we provide multiple deliverables.

Under fee-for-service agreements in the Specialty Pharmacy Services segment, drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service. At that point, the earnings process is considered complete and the Company has substantially accomplished the terms of its transaction.  In the Traditional Pharmacy Services segment, revenue is recognized when the pharmacy services are reported to the Company through the point of sale (“POS”) claims processing system and the drug is dispensed to the member.

Revenue generated under PBM agreements is classified as either gross or net by the Company based on whether it is acting as a principal or an agent in the fulfillment of prescriptions through its retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore is the “primary obligor” as defined in ASC Topic 605, Revenue Recognition, the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require the Company to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, it does not have the primary obligation to pay the network pharmacy and assume credit risk and as such records only the administrative fees (and not the drug ingredient cost) as revenue.

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

Goodwill

In accordance with ASC 350, the Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The impairment evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

Lease Accounting

The Company accounts for leasing transactions by recording rent expense on a straight-line basis over the expected life of the lease, starting on the date it gains possession of leased property. Lease terms are generally five years, with many containing options to extend for periods ranging from one to five years. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.  The Company does not enter into capital lease obligations due to certain covenant requirements in our credit facility.

Income Taxes

As part of the process of preparing the Company’s Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that the Company will not be able to realize the benefit from its deferred tax assets.

The Company files income tax returns, including returns for its subsidiaries, as prescribed by Federal tax laws and the tax laws of the state and local jurisdictions in which it operates.  The Company’s uncertain tax positions are related to tax years that remain subject to examination and are recognized in the Consolidated Financial Statements when the recognition threshold and measurement attributes of ASC 740 are met.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Disclosure of Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents and its line of credit. The carrying amounts of cash, cash equivalents and the line of credit approximate fair value due to their fully liquid or short-term nature.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2009, the Company has one stock-based employee compensation plan (the “Plan”) pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company estimates the fair value of each stock option award on the measurement date using a binomial option-pricing model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, including time elapsed, market conditions and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies.

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

	2009	2008	2007
Numerator:
Net income (loss):	$54,099	$(74,032)	$3,317
Denominator - Basic:
Weighted average number of common shares outstanding	38,985	38,417	37,647
Basic income (loss) per common share	$1.39	$(1.93)	$0.09
Denominator - Diluted:
Weighted average number of common shares outstanding	38,985	38,417	37,647
Common share equivalents of outstanding stock options and restricted awards	752	-	844
Total diluted shares outstanding	39,737	38,417	38,491
Diluted income (loss) per common share	$1.36	$(1.93)	$0.09

Employee stock options and restricted stock awards of 3,681,109, 3,996,523 and 3,259,893 for 2009, 2008 and 2007, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles (“ASC Topic 105”) which established the FASB Accounting Standards Codification (the “Codification”) as the official single source of authoritative GAAP.  All previously existing accounting standards were superseded at that date.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, FASB has stated that it will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) that will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but will change the way GAAP is organized and presented.  The Codification was effective for the Company’s third quarter 2009 financial statements and the principal impact is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In September 2009, FASB issued ASU 2009-13, Multiple Element Arrangements (“ASU 2009-13”), which is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If early adoption is elected and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments of this ASU retrospectively from the beginning of the entity’s fiscal year.  An entity may elect, but will not be required, to adopt the amendments in this ASU retrospectively for all prior periods. However, an entity cannot apply the amendments in this ASU retrospectively to a period if it is impracticable for it to report the change through retrospective application to that prior period.

ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This standard must be adopted by the Company no later than January 1, 2011. The Company is currently evaluating the impact, if any, that this standard update will have on its results of operations, financial position or cash flows.

        In 2009, the Company adopted the provisions of ASC Topic 855, Subsequent Events (“ASC 855”), which was effective for interim and annual periods after June 15, 2009 and amended on February 24, 2010.  This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after an issuer’s most recent balance-sheet date but prior to the issuance of its most recent financial statements are referred to as “non-recognized subsequent events”.  It also requires companies to evaluate subsequent events through the date the financial statements were issued.

NOTE 3 — OPERATING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services, the Company has two operating and reportable segments: Specialty Pharmacy Services and Traditional Pharmacy Services.  ASC 280 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on income from operations.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from the Company’s relationships with healthcare payors including Plan Sponsors as well as from our relationship with pharmaceutical manufacturers, patients and physicians.

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

The Traditional Pharmacy Services segment consists mainly of traditional mail order pharmacy fulfillment, and to a lesser extent, prescription discount card programs and integrated PBM services.  These Traditional Pharmacy Services are designed to offer Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications.

In the quarter ended September 30, 2009, the Company renamed the reportable segment formerly known as “PBM Services” to “Traditional Pharmacy Services”.  The decision to rename this segment reflects a shift in the nature of the business included within this segment away from fully funded pharmacy benefit management services and more towards traditional mail services and prescription discount card programs.

The accounting policies applied to the business segments are the same as those described in Note 2 -  Summary of Significant Accounting Policies. Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications are deemed immaterial to segment data presented below.  There is no effect on previously reported net income (loss) from operations.

Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Specialty Pharmacy Services	$1,113,305	$1,196,587	$974,571
Traditional Pharmacy Services	216,220	205,324	223,161
Total	$1,329,525	$1,401,911	$1,197,732
Income (loss) from operations:
Specialty Pharmacy Services	$(1,320)	$(93,120)	$(2,453)
Traditional Pharmacy Services	16,786	9,603	11,304
Total	15,466	(83,517)	8,851
Interest expense, net	1,920	2,711	3,270
Income tax (benefit) provision	(40,553)	(12,196)	2,264
Net income (loss):	$54,099	$(74,032)	$3,317
Capital expenditures:
Specialty Pharmacy Services	$5,074	$6,280	$4,843
Traditional Pharmacy Services	665	1,183	683
Total	$5,739	$7,463	$5,526
Depreciation Expense:
Specialty Pharmacy Services	$4,206	$3,919	$3,691
Traditional Pharmacy Services	827	538	501
Total	$5,033	$4,457	$4,192
Total Assets
Specialty Pharmacy Services	$208,521	$180,237	$232,823
Traditional Pharmacy Services	78,699	66,720	63,999
Total	$287,220	$246,957	$296,822

NOTE 4 — CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  The following table outlines one pharmacy network agreement under which various Plan Sponsors are served and which Plan Sponsors account for, in the aggregate, revenues and receivables that exceeded 10% of the Company’s total revenues and accounts receivables during the applicable time period:

Plan Sponsors Aggregated
Year ended December 31, 2007
% of total revenue	12%
% of total accounts receivable at period end	19%
Year ended December 31, 2008
% of total revenue	13%
% of total accounts receivable at period end	19%
Year ended December 31, 2009
% of total revenue	14%
% of total accounts receivable at period end	17%

Plan Sponsor revenue and accounts receivable is primarily in the Traditional Pharmacy Services segment with a lesser amount in the Specialty Pharmacy Services segment.

NOTE 5 — GOODWILL AND INTANGIBLES

The Company follows ASC 350 in accounting and reporting for its goodwill and intangible assets. ASC 350 states that goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test.  Management assesses impairment in the fourth quarter of each year or whenever there is an impairment indicator.   The Company has two reporting units: Specialty Pharmacy Services and Traditional Pharmacy Services.   As of December 31, 2009 and 2008, all goodwill is associated with the Specialty Pharmacy Services reporting unit.  Portions of goodwill are expected to be deductible for income tax purposes.

Based on its annual assessment for the year ended December 31, 2009, management determined that the fair value of the Company’s Specialty Pharmacy Services reporting unit was greater than the carrying value of its net assets, and as such, no impairment was incurred for fiscal year 2009.

In 2008, the Company experienced a significant decline in its market capitalization below book value, which was sustained through the fourth quarter of 2008.  The Company also previously announced changes in the status of long-term Specialty Pharmacy Services contracts.  Those contract changes included (a) the decision by United Healthcare (“UHC”) to internalize services for HIV/AIDS and solid organ transplant drugs starting in the first quarter of 2009, and (b) the expiration of the Competitive Acquisition Program (“CAP”) with the Centers for Medicare and Medicaid Services effective December 31, 2008.  The expiration or termination of these contracts, the reduced market capitalization of the Company and the reduced market capitalization of the Company’s peers in the healthcare industry were considered to be potential indicators of impairment in contemplation of the Company’s annual impairment analysis.

Based on its 2008 annual assessment, management determined that the fair value of the Company’s Specialty Pharmacy Services segment was less than the carrying value of its net assets.  The Company determined the fair value of the Specialty Pharmacy Services segment using a combination of an income approach using the discounted cash flow method and a market approach using the guideline public company method.  The Company completed step two of the impairment analysis and concluded that the carrying value of the goodwill associated with the Specialty Pharmacy Services segment was impaired, resulting in a fourth quarter non-cash impairment charge of $90.0 million.

The following table provides a reconciliation of goodwill (in thousands):

Total
Balance as of December 31, 2007	$114,824
Goodwill acquired	-
Goodwill adjustments	(286)
Goodwill impairment	(90,040)
Balance as of December 31, 2008	24,498
Goodwill acquired	-
Goodwill adjustments	-
Balance as of December 31, 2009	$24,498

As part of the 2008 annual assessment and in consideration of the impairment indicators, the Company also evaluated the recoverability of its property and equipment and definite-lived intangible assets in accordance with ASC 350.  As a result, the Company determined that $3.9 million of definitive-lived intangible assets, consisting of $3.5 million of customer lists and $0.4 million of non-compete agreements, were impaired, and an impairment charge for this amount was recorded in the fourth quarter of 2008.  These impairment tests were performed and the related impairment charges were recorded prior to completing the goodwill impairment analysis.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following at December 31 (in thousands):

	2009	2008
Computer and office equipment, including equipment acquired under capital leases	$23,067	$13,534
Work in progress	971	7,161
Furniture and fixtures	2,998	2,760
Leasehold improvements	9,818	8,418
	36,854	31,873
Less: Accumulated depreciation	(21,400)	(17,125)
Property and equipment, net	$15,454	$14,748

Work in progress for 2009 and 2008 includes $0.7 million and $5.7 million, respectively, of costs capitalized for internal use software.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $5.0 million, $4.5 million and $4.2 million, respectively.  In 2009, $0.9 million of depreciation expense related to capitalized computer software costs for internal use was recorded.  Previous to 2009 no significant cost of software developed for internal use was recorded to depreciation expense.

NOTE 7 — LINE OF CREDIT

At December 31, 2009, there was $30.4 million in outstanding borrowings under our revolving credit facility (the “Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”), as compared to $50.4 million at December 31, 2008.  The Facility provides for borrowing up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees, provided a sufficient level of receivable assets are available as collateral.  The term of the Facility runs through November 1, 2010.  Under the terms of the Facility, the Company may request to increase the amount available for borrowing up to $100.0 million, and convert a portion of any outstanding borrowings from a Revolving Loan into a Term Loan.  The borrowing base utilizes receivable balances and proceeds thereof as security under the Facility.  At December 31, 2009 the Company had $54.6 million of credit available on a borrowing basis of $85.0 million under the Facility.

The weighted average interest rate on the line of credit was 4.4% during 2009 compared to 5.0% for 2008.

The Facility contains various covenants that, among other things, require the Company to maintain certain financial ratios as defined in the agreements governing the Facility.  In December 2009, the Company and HFG agreed to amend the terms of the Facility to revise certain calculations required by the covenants. The Company was in compliance with all the covenants contained in the agreements as of December 31, 2009.

As part of the anticipated acquisition of CHS, the Company has received a financing commitment from Jefferies Finance LLC (“Jefferies”) to provide a five year senior credit facility in the amount of $150.0 million, including a $50.0 million revolver, and a $225.0 million bridge loan facility.  The bridge loan facility will be drawn on only if the $225.0 million, five and a half year unsecured notes are not sold prior to the closing date of the acquisition.  The Company plans to use $100.0 million of the senior term loan and the proceeds from the senior unsecured notes offering to finance, in part, the acquisition of CHS, to refinance its existing indebtedness and repay CHS’s existing indebtedness, for general corporate purposes and to pay related fees and expenses.  The $50.0 million revolver is expected to be undrawn at closing.  The specific interest rates of the senior term loan and notes is subject to final pricing and the Company expects the interest to reflect market rates relative to its credit ratings.  See Note 14 – Subsequent Events for additional information about the proposed acquisition of CHS.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On February 14, 2005, a complaint was filed in the Alabama Circuit Court for Barbour County, captioned Eufaula Drugs, Inc. v. ScriptSolutions [sic], one of approximately fourteen substantially identical complaints commenced in Alabama courts against various unrelated pharmacy benefit management companies. On April 8, 2005, the plaintiff filed an amended complaint substituting BioScrip PBM Services f/k/a ScripSolutions (“PBM Services”) as the defendant, seeking unspecified money damages and injunctive relief, and alleging breach of contract and related tort and equitable claims on behalf of a putative nationwide class of pharmacies alleging insufficient reimbursement for prescriptions dispensed by ScripSolutions, principally on the theory that PBM Services was obligated to update its prescription pricing files on a daily rather than weekly basis. Following preliminary proceedings and class discovery, the parties reached a settlement agreement on August 6, 2009, in which the Company continues to deny liability, with a class of pharmacies which was certified solely for settlement purposes, and class members were entitled to receive $0.065 for each branded prescription filled during the settlement class period.  The court approved the settlement on November 4, 2009 and a final judgment dismissing the action has been entered in the action, the time to appeal which has expired.  The costs of the settlement are covered by insurance.

The sellers of a company, Northland Pharmacy, to Chronimed Holdings, Inc., (now known as BioScrip Pharmacy, Inc.) one of BioScrip’s subsidiaries, are claiming a right to additional purchase price of at least $5.64 million in connection with an earn out provision in the stock purchase agreement regarding the acquisition.  The sellers, named DiCello, first sued in federal court in Ohio in July 2007, but the court stayed the case and directed arbitration of the disagreement by the accounting firm KPMG, LLP, as the stock purchase agreement provides.  BioScrip Pharmacy denies owing the sellers any additional purchase price.  The parties have made extensive filings as directed by the arbitrator and are waiting for either the arbitrator’s decision or instructions as to further proceedings in the matter.  The Company is confident in its position and does not believe an adverse ruling is likely; however, there can be no assurance that an adverse ruling will not be rendered.  If the arbitrator rules in favor of DiCello, such ruling could have a material adverse effect on the Company’s business, operations, or financial position.

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

The future minimum lease payments under operating leases at December 31 are as follows (in thousands):

2010	$4,738
2011	3,489
2012	2,784
2013	2,227
2014	1,897
Thereafter	4,013
$19,148

Rent expense for leased facilities and equipment was approximately $5.1 million, $4.6 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Security Interest and Letters of Credit

Under the terms of the prime vendor agreement with AmerisourceBergen Drug Company (“ABDC”), the Company granted ABDC a secured, first priority lien in all of its inventory as well as the proceeds thereof.  In the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2009 there was $1.1 million on deposit as collateral for these LCs.

Purchase Commitments

As of December 31, 2009, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $17.7 million in 2010.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 9 — INCOME TAXES

The Company’s Federal and state income tax provision (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current
Federal	$(319)	$(18)	$(501)
State	283	43	(43)
Total Current	(36)	25	(544)
Deferred
Federal	(36,764)	(10,660)	2,448
State	(3,753)	(1,561)	360
Total Deferred	(40,517)	(12,221)	2,808
Total (Benefit from) Provision for Income Taxes	$(40,553)	$(12,196)	$2,264

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Reserves not currently deductible	$7,131	$6,533
Net operating loss carryforwards	3,595	8,455
Intangibles	4,817	5,310
Goodwill (tax deductible)	14,794	17,720
Accrued expenses	2,117	1,091
Stock based compensation	3,342	2,653
Property basis differences	2,025	1,666
Other	1,885	1,411
Subtotal deferred tax assets	39,706	44,839
Deferred tax liabilities:
Goodwill (tax deductible)	-	(533)
Less: valuation allowance	-	(44,839)
Net deferred tax asset (liability)	$39,706	$(533)

The Company continually assesses the ability to realize the benefit of its deferred tax assets.  In the fourth quarter of 2006 a valuation allowance on deferred tax assets was recorded.  During the fourth quarter of 2009, based upon an evaluation of the positive and negative evidence, the Company concluded that the valuation allowance in the amount of $44.8 million was no longer required.  As part of its analysis, the Company evaluated, among other factors, its recent history of generating taxable income, the underlying factors which resulted in the goodwill impairment charge that was incurred during the fourth quarter of 2008, and its near-term forecasts of future taxable income.  After considering these factors, the Company concluded that a reversal of the valuation allowance was appropriate.  Accordingly, the Company recognized a tax benefit of $44.8 million during the 2009 fourth quarter.

At December 31, 2009, the Company had Federal net operating loss (“NOL”) carryforwards of approximately $18.0 million, of which $3.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  Of the Company’s $18.0 million Federal NOLs, $8.5 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options.  The Company has post apportioned state NOL carryforwards remaining of approximately $8.1 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2009	2008	2007
Tax (benefit) provision at statutory rate	$4,566	$(29,310)	$1,897
State tax (benefit) provision, net of Federal taxes	633	(2,616)	366
Non-deductible goodwill	-	1,687	-
Change in tax contingencies	(216)	(360)	(1,165)
Valuation allowance changes affecting income tax expense	(44,839)	18,245	930
Change in deferred tax rate	(992)	-	-
Other	295	158	236
Provision for income taxes	$(40,553)	$(12,196)	$2,264

As of December 31, 2009 the Company had $1.9 million of total gross unrecognized tax benefits, all of which, if recognized, would favorably affect its effective income tax rate in future periods.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Unrecognized tax benefits balance at January 1,	$2,287	$2,940	$4,137
Gross increases for tax positions of prior years	-	-	284
Gross decreases for tax positions of prior years	-	(239)	(380)
Gross increases for tax positions taken in current year	-	-	6
Settlements with taxing authorities	-	(46)	(114)
Lapse of statute of limitations	(339)	(368)	(993)
Unrecognized tax benefits balance at December 31,	$1,948	$2,287	$2,940

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of operations.  As of December 31, 2009 and December 31, 2008, the Company had approximately $0.5 million and $0.5 million  of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2009, U.S. tax returns for 2006, 2007, 2008 and 2009 remain subject to examination by Federal tax authorities.  Tax returns for the years 2005 through 2009 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

During January 2008, the Company settled certain controversies with taxing authorities.  The settlement called for payment of $63,000 of tax and interest.  The remaining amount of $0.3 million of unrecognized tax benefits and interest for this tax position was reversed during first quarter 2008 through goodwill.

NOTE 10 — TREASURY STOCK

On February 27, 2003, the Executive Committee of the Board of Directors (the “Board”) approved a stock repurchase program authorizing the Company to repurchase up to an aggregate of $10.0 million of its common stock in open market or private transactions. No stock was repurchased during 2009, 2008 or 2007; however, during 2009, 2008 and 2007, 33,552; 187,544 and 189,492 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards. As of December 31, 2009, approximately $4.9 million of the $10.0 million authorized remains available for additional share repurchases. The Company holds a total of 2,647,613 shares of treasury stock acquired under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

NOTE 11 — STOCK-BASED COMPENSATION

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  As of December 31, 2009 209,253 shares remained available for grant under the 2008 Plan.  Upon effectiveness of the 2008 Plan in April 2008, the Company ceased making grants under the 2001 Plan.  The 2008 Plan and the 2001 Plan are administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.

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

The Company recognized compensation expense related to stock options of $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period and was calculated with the following weighted average assumptions:

	2009	2008	2007
Expected volatility	66.4%	51.4%	54.4%
Risk-free interest rate	2.99%	3.86%	4.70%
Expected life of options	5.6 years	5.7 years	5.2 years
Dividend rate	-	-	-
Fair value of options	$1.70	$3.46	$2.29

Stock option activity through December 31, 2009 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(thousands)	Contractual Life
Balance, December 31, 2008	5,784,371	$6.53	$27.5	5.6 years
Granted	1,918,600	2.84
Exercised	(889,606)	3.39
Forfeited	(182,974)	4.86
Expired	(580,334)	7.01
Balance, December 31, 2009	6,050,057	$5.83	$19,014.1	6.2 years
Outstanding options less expected
forfeitures at December 31, 2009	5,430,876	$6.09	$16,023.4	5.9 years
Exercisable at December 31, 2009	3,589,751	$7.32	$7,437.5	4.6 years

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2009, 2008 and 2007 was $1.70, $3.46 and $2.29 respectively. The total intrinsic value of options exercised during the years December 31, 2009, 2008, and 2007, was $3.0 million, $0.1 million, and $1.3 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007, was $3.0 million, $0.2 million and $1.9 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2009 expire on various dates ranging from August 2010 through October 2019. The following table outlines our outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Outstanding	Exercise	Remaining	Options	Exercise
Range of Option Exercise Price	Options	Price	Contractual Life	Exercisable	Price
$1.50 - $4.69	2,584,801	$2.65	7.96 years	806,141	$2.80
$5.29 - $7.03	1,811,021	6.35	5.68 years	1,196,707	6.35
$7.16 - $9.56	1,062,648	7.87	5.20 years	995,316	7.90
$9.77 - $12.20	344,920	12.01	1.93 years	344,920	12.01
$16.50 - $20.25	246,667	17.92	2.04 years	246,667	17.92
	6,050,057	$5.83	6.21 years	3,589,751	$7.32

As of December 31, 2008 and 2007, the exercisable portion of outstanding options was approximately 4.2 million shares and approximately 3.7 million shares, respectively.

Stock option activity for non-vested shares through December 31, 2009 is as follows:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Balance, December 31, 2008	1,614,718	$2.70
Granted	1,918,600	1.71
Vested	(640,973)	2.56
Exercised	(203,204)	1.85
Forfeited and expired	(228,835)	2.31
Balance, December 31, 2009	2,460,306	$2.07

As of December 31, 2009 there was $3.1 million of unrecognized compensation expense related to unvested option grants.  That expense is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company recognized compensation expense related to restricted stock awards of $1.2 million, $1.7 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Restricted stock award activity through December 31, 2009 is as follows:

		Weighted Average	Weighted Average
	Restricted	Award	Remaining
	Stock	Date Fair Value	Recognition Period
Balance December 31, 2008	713,637	$4.24	1.5 years
Granted	257,860	$1.76
Awards Vested	(132,455)	$4.32
Canceled	(93,282)	$5.28
Balance December 31, 2009	745,760	$3.24	1.1 years

As of December 31, 2009, there was $0.6 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 1.1 years. The total grant date fair market value of awards vested during the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $1.1 million and $0.6 million, respectively.  The total intrinsic value of restricted stock awards vested during the years December 31, 2009, 2008 and 2007 was $0.5 million, $2.3 million and $3.9 million, respectively.

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

NOTE 12 — DEFERRED COMPENSATION PLANS

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $1.1 million, $0.9 million and $1.0 million in the years ended December 31, 2009, 2008, and 2007, respectively.

In 2008 the Company entered into a deferred compensation agreement with its Chief Executive Officer to provide certain retirement benefits.  These benefits are earned over the period of his employment contract.  The Company recorded $0.5 million and $0.3 million of compensation expense for the years ended December 31, 2009 and 2008, respectively.

NOTE 13 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for fiscal 2009 and 2008 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Revenue	$325,749	$328,749	$333,476	$341,551
Gross profit	$35,990	$38,388	$41,496	$41,948
Net income (1)	$3,285	$4,377	$5,747	$40,690
Basic income per share	$0.08	$0.11	$0.15	$1.03
Diluted income per share	$0.08	$0.11	$0.14	$0.99
2008:
Revenue	$327,471	$348,440	$359,427	$366,573
Gross profit	$32,372	$35,726	$36,081	$37,991
Net (loss) income (2)	$(477)	$1,619	$1,410	$(76,584)
Basic (loss) income per share	$(0.01)	$0.04	$0.04	$(1.98)
Diluted (loss) income per share	$(0.01)	$0.04	$0.04	$(1.98)
__________________________
(1)
The fourth quarter of 2009 includes $41.8 million tax benefit due primarily to the reversal of the valuation allowance on deferred tax assets, the expiration of statute of limitation on certain state liabilities and an NOL carry back claim.

(2)	The fourth quarter of 2008 includes $93.9 million goodwill and intangible impairment.

NOTE 14 — SUBSEQUENT EVENTS

Pending Acquisition

On January 24, 2010, the Company entered into an Agreement and Plan of Merger to acquire Critical Homecare Solutions Holdings, Inc. (“CHS”).  CHS is a privately held company that is a leading provider of home infusion and home nursing services and products to patients suffering from chronic and acute medical conditions.  Completion of the acquisition is subject to stockholders approval of the issuance of additional shares of the Company’s common stock to CHS stockholders and satisfaction of certain other customary conditions.  The acquisition is expected to close on or about March 31, 2010.

If the merger is completed, the Company will:

•	Repay the net indebtedness of CHS, which is approximately $132.0 million at December 31, 2009, and enter into a new credit facility;

•	Pay cash consideration of $110.0 million, subject to adjustment;

•	Issue up to approximately 12.9 million shares of BioScrip common stock, subject to adjustment, of which 2,696,516 shares initially will be held in escrow to fund indemnification payments, if any; and

•	Issue warrants to acquire approximately 3.4 million shares of BioScrip common stock, exercisable at $10.00 per share and having a five-year term.

In order to fund the payment of the cash consideration required to be paid for the acquisition of CHS, refinance the Company's existing indebtedness and repay the existing indebtedness of CHS, the Company has entered into a commitment letter with Jefferies, pursuant to which Jefferies has committed to provide BioScrip with $375.0 million in debt financing, comprised of $150.0 million senior credit facilities and $225.0 million in other indebtedness.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we evaluated the effectiveness of the design and operation of our disclosure controls. This evaluation was performed under the supervision and with the participation of management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls are controls and procedures (as defined in the Exchange Act Rules 13d-15(e) and 15d-15(e)) designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2009 were effective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2009, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of BioScrip, Inc. and our report dated March 2, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota	/s/ Ernst & Young LLP
March 2, 2010

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2010 in connection with our 2010 Annual Meeting of Stockholders.

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
2.3
Agreement and Plan of Merger, dated as of January 24, 2010, by and among BioScrip, Inc., Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd.
(3) (Exhibit 2.1)
3.1	Second Amended and Restated Certificate of Incorporation.	(4) (Exhibit 4.1)
3.2	Amended and Restated By-Laws.	(5) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate.	(6) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company, as Rights Agent.	(7) (Exhibit 4.2)
4.3
First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent.
(8) (Exhibit 4.3)
4.4	Second Amendment, dated March 4, 2009, to the Rights Agreement, as amended on December 13, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent.	(9) (Exhibit 4.4)
4.5
Third Amendment, dated as of January 24, 2010, to the Rights Agreement, as amended on December 13, 2006 and March 4, 2009, between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent, as amended on December 13, 2006 and March 4, 2009.
(3) (Exhibit 4.1)
10.1	Amended and Restated 1996 Incentive Stock Plan**	(10)
10.2	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan**	(11)
10.3	Amended and Restated 2001 Incentive Stock Plan**	(12)
10.4	2008 Equity Incentive Plan**	(13)
10.5	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese**	(13) (Exhibit 10.51)
10.6	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese**	(14) (Exhibit 10.46)
10.7	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese**	(15) (Exhibit 10.1)
10.8	Separation Agreement between BioScrip, Inc. and Henry F. Blissenbach**	(16) (Exhibit 99.1)
10.9	Severance Letter Agreement, dated August 17, 2006, between the Company and Brian Reagan**	(17) (Exhibit 10.1)
10.10	Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner**	(18) (Exhibit 10.1)

10.11	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum**	(19) (Exhibit 10.1)
10.12
Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender
(20) (Exhibit 10.15)
10.13
Amended and Restated Pledge Agreement, dated as of November 1, 2007 among BioScrip, Inc., Chronimed Inc., MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC, and HFG Healthco-4 LLC,

(21) (Exhibit 10.16)
10.14	Amended and Restated Guaranty, effective as of October 1, 2007, by BioScrip, Inc. and Chronimed, Inc. in favor of HFG Healthco-4 LLC	(21) (Exhibit 10.17)
10.15
Refinancing Arrangements Agreement among BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., BioScrip Infusion Services, LLC and MIM Funding, LLC

(21) (Exhibit 10.18)
10.16
First Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender.
(22) (Exhibit 10.1)
10.17
Second Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender.
(23) (Exhibit 10.1)
10.18
Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender.
(24) (Exhibit 10.1)
10.19	Employment Agreement dated May 30, 2008, by and between BioScrip, Inc. and Richard H. Friedman.**	(25) (Exhibit 10.1)
10.20	Employment Letter Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith.**	(26) (Exhibit 10.1)
10.21	Severance Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith.**	(26) (Exhibit 10.2)
10.22	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum.**	(27)
10.23	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.**	(27)
10.24	Letter of Credit Agreement dated July 8, 2009.	(28) (Exhibit 10.1)
10.25	Cash Collateral Agreement dated July 8, 2009.	(28) (Exhibit 10.2)
10.26	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(29) (Exhibit 10.1)
10.27	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(29) (Exhibit 10.2)
10.28	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation and the Company.	(30) (Exhibit 10.1)
10.29
Fourth Amendment to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among, MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender.
(31) (Exhibit 10.1)
10.30
Stockholders’ Agreement, dated as of January 24, 2010, by and among BioScrip, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd.
(3) (Exhibit 10.1)
21.1	List of Subsidiaries.	*
23.1	Consent of Ernst and Young LLP.	*
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Richard H. Friedman pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 9, 2004., SEC Accession No. 0001089355-04-000197.
(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 5, 2005, SEC Accession No. 0001014739-05-000007.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 27, 2010, SEC Accession No. 0000950123-10-005446.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.
(5)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 30, 2009, SEC Accession no. 0001014739-09-000029.
(6)
Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006,  SEC Accession no. 0000950123-06-004022.

(7)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company’s form 8-A/A dated December 4, 2002.
(8)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-0155184.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(10)	Incorporated by reference from the Company’s definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.
(11)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.
(12)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.
(13)	Incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders filed with the Commission March 21, 2008.
(14)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(14)
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
(21)
Incorporated by reference to the indicated exhibit to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2008, filed March 7, 2008, SEC Accession No. 0000950123-08-002707.

(22)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC Accession No. 0000950123-08-005203.
(23)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on September 4, 2008, SEC Accession No. 0000950123-08-010551.
(24)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 14, 2008, SEC Accession No. 0000950123-08-009594.
(25)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 3, 2008, SEC Accession No. 0000950123-08-006507.
(26)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008 SEC Accession No. 0000950123-08-016150.
(27)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(28)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(29)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC Accession No. 0001014739-09-000031.
(30)	Incorporated by reference to the indicated exhibit to the Company’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, SEC Accession No. 0001014739-09-000048.
(31)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 31, 2009 SEC Accession No. 0001014739-09-000050.

*           Filed with this Annual Report on Form 10-K.
**          Designate the Company’s management contracts or compensatory plan or arrangement to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2010.

BIOSCRIP INC.

/s/ Stanley G. Rosenbaum
Chief Financial Officer and Treasurer,
Principal Accounting Officer and
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Richard H. Friedman Richard H. Friedman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2010

/s/ Stanley G. Rosenbaum Stanley G. Rosenbaum	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2010

/s/ Richard M. Smith Richard M. Smith	President and Chief Operating Officer Director	March 2, 2010

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 2, 2010

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 2, 2010

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 2, 2010

/s/ David R. Hubers David R. Hubers	Director	March 2, 2010

/s/ Richard L. Robbins Richard L. Robbins	Director	March 2, 2010

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 2, 2010

Bioscrip, Inc. and Subsidiaries
Schedule II- Valuation and Qualifying Accounts
(in thousands)

	Balance at	Write-Off	Charged to
	Beginning of	of	Costs	Balance at
	Period	Receivables	and Expenses	End of Period
Year ended December 31, 2007
Accounts receivable	$13,774	$(6,810)	$5,119	$12,083
Year ended December 31, 2008
Accounts receivable	$12,083	$(5,121)	$4,667	$11,629
Year ended December 31, 2009
Accounts receivable	$11,629	$(8,761)	$8,636	$11,504

EXHIBIT INDEX

(Exhibits being filed with this Annual Report on Form 10-K)

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002