Form 10-K/A
period 2009-12-31
BioScrip, Inc.
filed 2010-05-05
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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
Common Stock, $.0001 par value
Securities registered pursuant to section 12(g) of the Act:
None
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

Explanatory Note
This Form 10-K/A is being filed solely to incorporate the information required to be disclosed under Items 10, 11, 12,13 and 14 of Form 10-K. In connection with the filing of this Annual Report on Form 10-K/A and pursuant to Rules 12b-15 and 13a-14(a) under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 2, 2010 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendment discussed above.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Current Directors and Nominees for Director
The following biographies set forth certain information with respect to each current director and each nominee for election as a director, including biographical data for at least the last five years:
Richard H. Friedman, 59, Chief Executive Officer and Chairman of the Board of Directors. Mr. Friedman joined the Company in April 1996. From May 1996 through March 1998 he served as a director of the Company as well as its Chief Financial Officer and Chief Operating Officer. Mr. Friedman also served as the Company’s Treasurer from April 1996 until February 1998. From April 1998 until March 2005 he served as the Company’s Chief Executive Officer and Chairman of the Board, at which time he was appointed Executive Chairman of the Board following the Company’s merger with Chronimed, Inc. (“Chronimed”). In June 2006, Mr. Friedman reassumed the role of Chief Executive Officer of the Company.
Richard M. Smith, 50, President and Chief Operating Officer. Mr. Smith joined the Company as its President and Chief Operating Officer in January 2009 and was appointed a director of the Company in September 2009. Prior to joining the Company, from June 2006 to November 2008 Mr. Smith was Chief Executive Officer and a director of Byram Healthcare Centers, Inc., a provider of medical supplies and pharmacy items to long term chronic patients. From May 2003 to May 2006 Mr. Smith was the President and Chief Operating Officer of Option Care, Inc., a home infusion and specialty pharmaceutical company.
Charlotte W. Collins, Esq., 57, has been a director of the Company since April 2003. Since January 2008, she has been Director of Public Policy and Advocacy for the Asthma and Allergy Foundation of America, directing its government relations program. From 2003 to 2007, she was Associate Professor of Health Services Management and Leadership, and Health Policy at the George Washington University School of Public Health and Health Services. From January 2002 to June 2003, she was an Associate Research Professor of Health Policy at the same university. She served a four year term on the National Allergy and Infectious Diseases Advisory Council of the National Institutes of Health beginning in 2001. From September 1996 to November 2004, Ms. Collins was of counsel in the health policy practice of the law firm of Powell, Goldstein LLP in its Washington DC office. She served as General Counsel of the Regional Medical Center at Memphis for ten years until 1996 and served as interim general counsel for the District of Columbia Health and Hospitals Public Benefit Corporation in 1998. In 1993, Ms. Collins co-founded a managed care plan and served on its board of directors through 1996. She has also served on the boards of two primary care centers, a Medicare Part A intermediary company, and as a leadership coach for the Robert Wood Johnson Foundation’s Health Policy Fellows program. In 2006, Modern Healthcare magazine named her one of the top 25 most influential minority healthcare executives.
Louis T. DiFazio, Ph.D., 72, has been a director of the Company since May 1998. From March 1997 until his retirement in June 1998, Dr. DiFazio served as Group Senior Vice President of the Pharmaceutical Group of Bristol-Myers Squibb. From 1991 to March 1997, Dr. DiFazio was President of Worldwide Technical Operations for the Pharmaceutical Group and also served on the Executive Operating Committee from 1995 until his retirement. Dr. DiFazio recently completed 12 years of service as a member of the Board of Trustees of Rutgers University. Dr. DiFazio received his B.S. in Pharmacy from Rutgers University in 1959 and his Ph.D. in Pharmaceutical Chemistry from the University of Rhode Island in 1964 where he also received an Honorary Doctor of Science Degree in 1997.
Samuel P. Frieder, 45, was appointed a director of the Company in connection with the Company’s acquisition of CHS in March 2010. Mr. Frieder is a Co-Managing Partner of Kohlberg and Co, L.L.C. (“Kohlberg”). Mr. Frieder joined Kohlberg in 1989, became a principal in 1995 and co-managing partner in 2006. From 1988 to 1989 he was a senior associate in the Capital Funding Group at Security Pacific Business Credit. Prior to that, he was a senior real estate analyst at Manufacturers Hanover Trust Company. He is a member of the board of directors of AGY Holdings Corporation, Bauer Hockey, Centerplate, Inc., Central Parking Corporation, Hawkeye Group, Katy Industries, Inc., Hoffmaster Group Inc., Kohlberg Capital Corporation, Niagara Corporation, Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Pittsburgh Glass Works L.L.C., Stanadyne Corporation, SVP Holdings, Ltd., Trico Products, Inc. and United States Infrastructure Corporation. Mr. Frieder holds an A.B. from Harvard College.
Myron Z. Holubiak, 63, has been a director of the Company since March 2005. Prior to being appointed a director of the Company he had served as a director of Chronimed since September 2002. Mr. Holubiak is the former President of Roche Laboratories, Inc. He held this position from December 1998 to August 2001. From August 2001 to June 2002, Mr. Holubiak was President, Chief Operating Officer and member of the Board of Directors of iPhysicianNet, Inc., a video detailing company. From July 2002 to April 2007 Mr. Holubiak was President and Chief Operating Officer of HealthSTAR Communications, Inc., a health care marketing communications network of 16 companies. Currently, Mr. Holubiak is the President and a member of the board of directors of 1-800-Doctors, Inc., a medical referral company that provides consumers access to physicians and hospitals. From April 2004 to July 2008 Mr. Holubiak served on the board of directors of Nastech Pharmaceuticals Company, Inc. (now MDRNA, Inc.).
David R. Hubers, 67, has been a director of the Company since March 2005. Prior to being appointed a director of the Company he had served as a director of Chronimed since November 2000. Mr. Hubers was Chairman of American Express Financial Advisors Inc. prior to his retirement. He joined American Express Financial Advisors Inc. in 1965 and held various positions, including Senior Vice President of Finance and Chief Financial Officer until being appointed President and Chief Executive Officer in August 1993. He served in that capacity until June 2001. Mr. Hubers serves on the boards of directors of the Carlson School of Management at the University of Minnesota and Lawson Software, a publicly held software company. He is also Chairman of the Compensation Committee at Lawson Software.
Richard L. Robbins, 69, has been a director of the Company since March 2005. From October 2003 through March 2006, Mr. Robbins was Senior Vice President, Financial Reporting and Control and Principal Financial Officer of Footstar, Inc., a nationwide retailer of footwear. Footstar, Inc. filed for bankruptcy protection in March 2004 and emerged from bankruptcy in February 2006. From July 2002 to October 2003, Mr. Robbins was a partner in Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, Mr. Robbins was a partner of Arthur Andersen LLP. From May 2003 to October 2008, Mr. Robbins served on the board of directors of Vital Signs, Inc., a medical products company. From August 2006 to February 2008, Mr. Robbins served on the board of directors of American Banknote Holographics, Inc. From August 2007 to April 2009, Mr. Robbins served on the board of directors of Empire Resorts, Inc.
Stuart A. Samuels, 68, has been a director of the Company since March 2005. Prior to being appointed a director of the Company he had served as a director of Chronimed since November 2000. Since 1990, Mr. Samuels has been a management consultant, specializing in business management, strategic sales and marketing and business development for several companies, specifically in the pharmaceutical and healthcare industries. He currently serves on the boards of directors of Infomedics, Inc. and Target Rx, Inc.
Gordon H. Woodward, 40, was appointed a director of the Company in connection with the Company’s acquisition of CHS in March 2010. Mr. Woodward is a partner of Kohlberg. Mr. Woodward joined Kohlberg in 1996 and became a partner in 2001. Prior to joining Kohlberg, Mr. Woodward was a financial analyst at James D. Wolfensohn Incorporated. He is a member of the board of directors of Centerplate, Inc., Central Parking Corporation, Hoffmaster Group Inc., Nielsen & Bainbridge, Inc., Packaging Dynamics Corporation, Stanadyne Corporation, and United States Infrastructure Corporation. Mr. Woodward received an A.B. from Harvard College.
In connection with the Company’s acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”), the Company entered into a stockholders’ agreement with Kohlberg Investors V, L.P, as stockholders’ representative, the stockholders of CHS and an optionholder of CHS. Among other things, the stockholders’ agreement grants to the stockholders’ representative the right to designate up to two directors (based on specified ownership percentages of the Company’s common stock) to be nominated for election to the Company’s board of directors. The stockholders’ representative designated Messrs. Samuel P. Frieder and Gordon H. Woodward as its representatives for nomination to the Board in accordance with the stockholders’ agreement and they were appointed to the Company’s Board upon the closing of the acquisition of CHS. For as long as the stockholders’ representative has the right to designate one or more directors to the Board, at least one of those directors will be entitled to representation on each of the Audit Committee, the Management Development and Compensation Committee and the Corporate Strategy Committee.
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth below. We believe that the Company’s directors have backgrounds that, when combined, provide a portfolio of experience and knowledge that serve the Company’s governance and strategic needs. Director nominees are considered on the basis of a range of criteria including broad-based business knowledge and relationships, prominence and reputations in their primary fields of endeavor, as well as a commitment to good corporate citizenship. They must have demonstrated experience and ability that is relevant to the Board’s oversight role with respect to the Company’s business and affairs and have expertise and knowledge in various disciplines relevant to the Company’s business and/or operations. In particular, the members of the Board of Directors considered the following important characteristics:
•	Mr. Friedman has extensive accounting management and operational expertise, as well as a track record of judgment and achievement, as demonstrated by his leadership positions in the Company and over 25 years in the healthcare industry;

•	Mr. Smith has extensive home health industry and management experience, as well as a track record of judgment and achievement, as demonstrated by over 17 years of home health experience in increasingly senior positions at various public and private healthcare companies;

•	Ms. Collins has extensive healthcare industry experience, as well as a track record of judgment and achievement, as demonstrated by various leadership positions and practicing health policy law as a partner in a national law firm and general counsel of a hospital. She also has academic experience, having served as a professor of health management and policy for six years at George Washington University School of Public Health and Health Services;

•	Mr. DiFazio has extensive management and healthcare industry expertise, as well as a track record of judgment and achievement, as demonstrated by his leadership positions at a pharmaceutical company and service on the Board of Trustees of Rutgers University for over 12 years. He also holds a Ph.D. in Pharmaceutical Chemistry;

•	Messrs. Frieder and Woodward are representatives designated by the stockholders’ representative pursuant to the stockholders’ agreement, and have significant financial and investment experience, as well as a track record of judgment and achievement, as demonstrated by their involvement in Kohlberg and Co., L.L.C.’s investment in numerous portfolio companies and active roles in overseeing those businesses;

•	Mr. Holubiak has extensive management and operational experience, as well as his track record of judgment and achievement, as demonstrated by his leadership positions in numerous companies in the healthcare industry;

•	Mr. Hubers has extensive finance and accounting experience, as well as a track record of judgment and achievement, as demonstrated by his leadership position at American Express Financial Advisors Inc.;

•	Mr. Robbins has significant financial and accounting experience, as well as a track record of judgment and achievement, as demonstrated by his leadership positions in an accounting firm and a nationwide retailer; and

•	Mr. Samuels has significant financial experience from his position as a management consultant, specializing in business management, strategic sales and marketing and business development for several companies, specifically in the pharmaceutical and healthcare industries. He also has a track record of judgment and achievement, as demonstrated by the senior leadership positions he has held in several companies in the pharmaceutical and healthcare industries.

Executive Officers
     The following sets forth certain information with respect each executive officer of the Company who is not also a director of the Company:
Stephen B. Cichy, 39, Senior Vice President, Managed Care and Marketing and Product Development. Mr. Cichy joined BioScrip in March 2009. Prior to joining BioScrip, from August 2007 until March 2009, Mr. Cichy was Vice President of Product Development for Walgreens, Inc., a prescription drug retailer. From April 2005 until September 2007, he held various positions with Option Care, Inc., a specialty pharmacy provider, including Senior Director of Product Development and Vice President of Business Development and Commercial Operations. Option Care was acquired by Walgreens in September 2007. Prior to joining Option Care, from March 2003 to April 2005, Mr. Cichy was Director of New Product Planning for Caremark, Inc., a pharmacy benefit management and specialty pharmacy company.
Russel J. Corvese, 48, Senior Vice President, Mail and Managed Care Operations. Mr. Corvese joined BioScrip in May 1994 and has held various positions including Vice President of Operations of BioScrip’s subsidiary, BioScrip PBM Services, LLC, and Chief Information Officer of BioScrip.
Dave Evans, 46, Senior Vice President, Strategic Operations. Mr. Evans joined BioScrip in February 2009. Prior to joining BioScrip, from August 2006 to July 2008, Mr. Evans was Chief Financial Officer and Secretary of Byram Healthcare Centers, Inc., a provider of medical supplies and pharmacy items to long term chronic patients. From June 2003 to August 2006, Mr. Evans was the Corporate Vice President, Strategic Operations of Option Care, Inc., a home infusion and specialty pharmaceutical company.
Scott W. Friedman, 34, Senior Vice President Business Development. Mr. Friedman joined BioScrip in 1998 as an employee in the Marketing Department. In February 2002, he was appointed Vice President of Marketing and, in January 2003, he was appointed Vice President of Pharmaceutical Relations. In August 2006 he was appointed Executive Vice President of Sales and Marketing. In April 2010 he was appointed Senior Vice President of Business Development. Mr. Friedman is the son of Richard H. Friedman, the Chief Executive Officer and Chairman of the Board of BioScrip.
Phillip J. Keller, 43, Senior Vice President of Finance and Principal Accounting Officer. Mr. Keller joined BioScrip in 2007 as Vice President of Finance and was appointed Senior Vice President and Principal Accounting Officer in February 2010. Prior to joining BioScrip, from 2000 to 2007 Mr. Keller was Vice President of Finance and Chief Financial Officer of DMI Furniture, Inc.
Douglas A. Lee, 43, Senior Vice President and Chief Information Officer. Mr. Lee joined BioScrip as its Chief Information Officer in February 2007 and was appointed a Senior Vice President in April 2010. Prior to joining BioScrip, Mr. Lee was a principal in Resultares Consulting Inc., an executive information technology consulting firm, from November 2006 to February 2007. From August 2004 to November 2006, he was the Chief Information Officer of Option Care, Inc. From January 1998 to August 2004, he was a partner and Chief Information Officer of Technology Extension Consulting, Inc.
Lisa Nadler, 47, Senior Vice President, Human Resources. Ms. Nadler joined BioScrip in July 2009 and is responsible for the development and implementation of all human resources initiatives. Prior to joining BioScrip, from 2007 to 2009 Ms. Nadler was Senior Vice President, Corporate Finance for IMG, Inc., a sports, entertainment and media company, where she was responsible for treasury, tax and risk management. From 2000 to 2007, Ms. Nadler was Senior Vice President, Finance and Human Resources for Gartner, Inc., an information technology research and advisory company
Vito Ponzio, Jr., 55, Senior Vice President, Community Pharmacy Operations. Mr. Ponzio joined BioScrip in January 2010 and is responsible for all operations aspects of the Community Store Division. Previously, Mr. Ponzio was the Senior Vice President, Administration for Coram Specialty Infusion Services, a division of Apria Healthcare. He was with Coram for 19 years, from 1990 to 2009, and was responsible for human resources, legal, risk management, facilities and construction management, clinical operations and payroll. During his tenure, he also held the position of Compliance Officer and EEO Officer of Coram and served on the Board of Directors for all Coram subsidiary companies.
Barry A. Posner, 46, Executive Vice President, General Counsel and Secretary. Mr. Posner joined BioScrip in March 1997 as General Counsel and was appointed Secretary of BioScrip at that time. In April 1998, Mr. Posner was appointed Vice President of BioScrip. In November 2001, he was appointed to the position of Executive Vice President of BioScrip.

Robert F. Roose, 52, Senior Vice President, Supply Chain. Mr. Roose joined the Company in December 2006 and has held various positions including Chief Procurement Officer. Prior to joining the Company, from August 2004 until September 2006 Mr. Roose was Senior Vice President and Chief Procurement Officer of Option Care, Inc., a home infusion and specialty pharmaceutical company.
Stanley G. Rosenbaum, 63, Executive Vice President, Chief Financial Officer and Treasurer. Mr. Rosenbaum joined BioScrip as its Executive Vice President, Chief Financial Officer and Treasurer in June 2006. From October 2003 to June 2005, he was a consultant for the Kerr Group, Inc. From October 2000 to April, 2003, he was Chief Financial Officer of Petropac Solutions, Inc., a private company servicing the petroleum industry.
Michael Saracco, 62, Senior Vice President, National Sales. Mr. Saracco joined BioScrip in September 2009 and is responsible for leading BioScrip’s national sales efforts, which includes the infusion and physician specialty sales teams. Prior to joining BioScrip, from 1996 to 2008 Mr. Saracco held various positions at Coram, Inc including President, Specialty Services. From 1988 to 1995, Mr. Saracco was Director of Sales and Regional General Manager for Caremark International, a national home infusion provider which was acquired by Coram Inc. in 1995
Joseph Smith, 50, Senior Vice President, Infusion and AIC Services. Mr. Smith joined BioScrip in February 2009. Prior to joining BioScrip, from March 2006 to June 2008, Mr. Smith was Chief Operating Officer and a director of ActiveCare Network, LLC, a network of clinics that provide infusion, injection and vaccine services for payors, pharmaceutical manufacturers and specialty pharmacy clients. From July 2001 to August 2005, Mr. Smith was Executive Vice President of Hemophilia Resources of America, Inc., a distributor of blood products to hemophilia patients. From March 1993 to June 2001, Mr. Smith held various positions with Coram Healthcare, Inc., a national provider of home infusion services and specialty pharmacy distribution, including Chief Operating Officer from December 1998 to July 2000.
Executive officers are appointed by and serve at the pleasure of the Board, subject to the terms of their respective employment and/or severance agreements with the Company. See “Employment and Severance Agreements” below.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of the Company’s Common Stock to file with the Commission initial reports of ownership and reports of changes in beneficial ownership of the Company’s Common Stock and other equity securities. Based solely on our review of the copies of such reports received by the Company or written representations from reporting persons, the Company believes that during the fiscal year ended December 31, 2009, the Company’s officers, directors and holders of more than 10% of its common stock complied with all Section 16(a) filing requirements.
Code of Ethics
The Company is committed to having sound corporate governance principles and has adopted a Code of Business Conduct and Ethics for its directors, officers and employees. The Code of Business Conduct and Ethics covers topics including, but not limited to, financial reporting, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Company’s Code of Business Conduct and Ethics, is available on the Company’s website at www.bioscrip.com under the heading “About Us — Investors — Corporate Governance.” The information contained in or connected to the Company’s website is not incorporated by reference to or considered a part of this proxy statement. If any waivers of the Code of Business Conduct and Ethics are granted, such waivers will be disclosed on a Current Report on Form 8-K. The Company will provide to any person without charge and upon request a copy of the Code of Business Conduct and Ethics. Such request should be sent to BioScrip, Inc., 100 Clearbrook Road, Elmsford, NY 10523, Attn: Secretary.
Stockholder Nominations
During 2009, the Company amended its By-Laws to set forth more explicitly the processes stockholders must follow, and to specify additional information that stockholders must provide in the written notice to the Company, when proposing director nominations and other business to be brought before stockholder vote at an annual or special meeting. For director nominations, the Company’s By-Laws require that such written notice set forth (i) as to each person whom the stockholder proposes to nominate for election or re-election to the Board of Directors: (a) the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class or series and number of shares of capital stock of the Company which are directly or indirectly owned beneficially or of record by the person, (d) the date such shares were acquired and the investment intent of such acquisition, and (e) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for a contested election of directors (even if an election contest or proxy solicitation is not involved), or is otherwise required, pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving if elected); and (ii) as to the stockholder giving the notice: (u) the name and address of such stockholder, as they appear on the Company’s books, the residence name and address (if different from the Company’s books) of such proposing stockholder and any Stockholder Associated Person (defined as (x) any person controlling, directly or indirectly, or acting in concert with, such stockholder, (y) any beneficial owner of shares of stock of the Company owned of record or beneficially by such stockholder or (z) any person directly or indirectly controlling, controlled by or under common control with such Stockholder Associated Person) covered by clauses (v), (w), (y) and (z) below, (v) the class and number of shares of stock of the Company which are directly or indirectly held of record or beneficially owned by such stockholder and by any Stockholder Associated Person with respect to the Company’s securities, a description of any derivative positions held or beneficially held by the stockholder and any Stockholder Associated Person and whether and the extent to which a hedging transaction has been entered into by or on behalf of such stockholder or any Stockholder Associated Person, (w) a description of all arrangements or understandings between such stockholder or any Stockholder Associated Person and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (x) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice, (y) any other information relating to such stockholder or any Stockholder Associated Person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for a contested election of directors (even if an election contest or proxy solicitation is not involved), or is otherwise required, pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder, and (z) a representation as to whether such stockholder or any Stockholder Associated Person intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve the nomination and/or otherwise to solicit proxies from stockholders in support of the nomination. In addition, any stockholder who submits a notice is required to update and supplement the information disclosed in such notice, if necessary, in accordance with the By-Laws.
Audit Committee
The Company has a standing audit committee. Myron Z. Holubiak, David R. Hubers, Richard L. Robbins and Gordon H. Woodward serve on the audit committee. Each member of the Audit Committee satisfies the independence requirements of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Company’s Board of Directors has determined that Richard L. Robbins, the chairman of the audit committee, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     The Compensation Committee is comprised of all independent directors and is responsible for, among other things, overseeing and approving compensation levels for the Company’s Chief Executive Officer and other executive management, including the individuals named in the Summary Compensation Table below (the “named executives”). The Compensation Committee is also responsible for the development and administration of management compensation policies and programs that are consistent with, linked to and supportive of the basic strategic objectives of creating stockholder value and paying for quality performance while taking into consideration the activities, roles and responsibilities of the Company’s management.

     The Compensation Committee, from time to time, utilizes compensation consultants to assist the Committee with:
•	compensation benchmarking;

•	incentive plan design and grant levels;

•	current and anticipated trends in executive compensation; and

•	compliance with executive compensation regulations.
     In 2009, the Compensation Committee engaged Frederic W. Cook & Co., Inc. (“FW Cook”) for the sole purpose of providing the Committee with an update on changes in the executive compensation environment. For services provided to the Compensation Committee in 2009 FW Cook was paid $13,720.
Objectives of the Company’s Compensation Program
     The Compensation Committee adheres to the following three principles in discharging its responsibilities:
•	Overall compensation programs should be structured to ensure the Company’s ability to attract, retain, motivate and reward those individuals who are best suited to achieving the desired performance results, both long-term and short-term, while taking into account the roles, duties and responsibilities of individuals and their respective departments

•	There should be a strong link between executive officer compensation and the Company’s short-term and long-term financial performance.

•	Annual bonuses and long-term incentive compensation for senior management and key employees should be “at risk,” or based upon the satisfactory achievement of established financial or other performance related goals and objectives.
     In determining compensation, the Compensation Committee considers the compensation levels, programs and practices of certain companies in the healthcare industry to assure that its programs are market competitive. The Compensation Committee reviews and periodically adjusts the peer group used by it in making compensation decisions. In the second half of 2008, a peer group review was undertaken with the assistance of FW Cook, which also used national surveys to provide the Compensation Committee with additional benchmark information. The 2008 peer group review was used as a basis for determining 2009 compensation. In early 2009, the peer group was again reviewed to determine 2010 compensation. The peer group companies, which the Compensation Committee believed to be an appropriate peer group, had 2008 median revenues of $1.5 billion (as compared to the Company’s $1.4 billion of revenue for 2009) and included the following:

Catalyst Health.	Amedisys	Pharmerica Corporation

Centene Corporation	Lincare Holdings, Inc.	PSS World Medical, Inc.

Almost Family	LHC Group	SXC Health

Gentiva Health Services, Inc.
Management’s Role in Compensation Practices
     While the Compensation Committee does not delegate any of its authority to determine executive compensation, it considers recommendations from the Company’s Chief Executive Officer in making its compensation decisions for executive officers, other than himself. In making compensation recommendations to the Compensation Committee, the Chief Executive Officer generally considers individual, business unit, division and Company performance and comparable compensation for a similar position at other competitive companies. Compensation levels and targets, as well as performance targets and compensation ranges, are then proposed by management to the Compensation Committee which reviews the proposals, discusses them with management and the Compensation Committee’s outside consultant, taking into account the benchmark data, and the Compensation Committee will approve what it deems appropriate compensation levels. The Chairman of the Compensation Committee will advise the Company’s Chief Executive Officer of all Compensation Committee approved recommendations. The Chief Executive Officer will then inform senior management of such approved compensation levels.
Chief Executive Officer Compensation
     In setting compensation for the Company’s Chief Executive Officer, the Compensation Committee consulted with its outside compensation consultant. In May 2008, the Company entered into a new employment agreement with its Chief Executive Officer. The Chief Executive Officer’s new employment agreement is described below in the section titled “Employment and Severance Arrangements.” The Compensation Committee believes the structure of the employment agreement, as well as the targeted and potential value of the compensation to be earned thereunder, is in the best interest of stockholders, provides a competitive opportunity that is strongly aligned with stockholder interests, and provides for management continuity.
Elements of the Company’s Executive Compensation Program
     With the above principles and benchmarking data as a guide, the Compensation Committee embraces a “pay-for-performance” philosophy and has adopted compensation programs that it believes are competitive with compensation paid to executives in similar businesses with persons holding similar positions and having similar duties and responsibilities. The Company’s compensation program for executive officers consists of base salary, annual cash incentive compensation, and long-term incentive compensation.
     Base Salary. Base salary is the fixed component of the Company’s executive compensation program and is the only element of executive annual cash compensation not based on Company performance. The Compensation Committee reviews base salaries for executives other than the Chief Executive Officer from time to time and approves salary levels after assessing a number of factors including the Company’s and the executive’s performance for the previous year, the executive’s scope of responsibilities, competitive compensation levels coupled with the reasonableness within the Company, and the Company’s ability to pay. The base salary of the Company’s Chief Executive Officer is fixed pursuant to the terms of his employment agreement. Base salaries allow the Company to provide a competitive level of compensation in order to attract and retain superior employees. On an overall basis, base salary is targeted at the 50th percentile of the competitive market (as discussed above) for the Chief Executive Officer and his direct reports. The named executives did not receive an increase in base salary for 2009 while the average base salary increase for all salaried employees was approximately 3.0%.
     Annual Cash Incentive Compensation. The Company does not pay contractual annual bonuses to its executives or to employees at any level. A broad group of approximately 230 management employees, including the named executives, are eligible to participate in a pay-for-performance annual cash incentive plan. The cash incentive plan is designed to motivate employees to continuously improve the Company’s business performance and to promote a results-oriented business culture by rewarding an executive officer’s individual performance as well as the overall performance of the Company for a given year. Annual cash incentive compensation is generally targeted at the median of the companies included within its selected peer group. Executive officers have an opportunity to receive annual incentive compensation under the cash incentive plan if individual, corporate and departmental or business unit goals and objectives are achieved. On an overall basis annual cash incentive compensation is targeted at the 50th percentile of the competitive market.
     Company-wide cash incentive awards, including those for executives, are recommended to the Compensation Committee for approval based on an assessment by the Company’s Chief Executive Officer. If certain financial performance thresholds are met, then an annual bonus is paid for that year. In 2009, the Compensation Committee approved the following bonus program for the Company’s named executives:
•	The annual cash bonus for the Chief Executive Officer was targeted at 100% of base salary. Achievement of the full bonus amount was tied to the following factors: (i) achievement of budgeted net income of $19.2 million — 60% of the targeted bonus; (ii) achievement of budgeted sales of $1.374 billion — 10% of the targeted bonus; (iii) implementation of the Company’s new pharmacy and billing and collection system in all community retail stores and the Company’s mail service facility on or before September 30, 2009 — 10% of the targeted bonus; (iv) implementation of a new employee development and training program — 5% of the targeted bonus; (v) improvement in employee satisfaction — 10% of the targeted bonus; and (vi) achievement of cost reduction of $2.0 million above budget during 2009 — 5% of the targeted bonus. For 2009 the Company’s Chief Executive Officer earned 80% of his targeted bonus amount.

•	The annual cash bonus for the President and Chief Operating Officer was targeted at 50% of base salary. Achievement of the full bonus amount was tied to the following factors: (i) achievement of budgeted net income of $19.2 million — 60% of the targeted bonus; (ii) achievement of budgeted sales of $1.374 billion — 10% of the targeted bonus; (iii) implementation of the Company’s new pharmacy and billing and collection system in all community retail stores and the Company’s mail service facility on or before September 30, 2009 — 10% of the targeted bonus; (iv) implementation of a new employee development and training program — 5% of the targeted bonus; and (v) improvement in employee satisfaction — 5% of the targeted bonus; and (vi) achievement of cost reduction of $2.0 million above budget during 2009 — 10% of the targeted bonus. For 2009 the Company’s President and Chief Operating Officer earned 80% of his targeted bonus amount.

•	The annual cash bonus incentive for the Chief Financial Officer was targeted at 55% of base salary. Achievement of the full bonus amount was tied to the following factors: (i) achievement of budgeted net income of $19.2 million — 60% of the targeted bonus; (ii) achievement of budgeted sales of $1.374 billion — 10% of the targeted bonus; (iii) implementation of the Company’s new pharmacy and billing and collection system in all community retail stores and the Company’s mail service facility on or before September 30, 2009 — 10% of the targeted bonus; (iv) implementation of a new employee development and training program — 5% of the targeted bonus; and (v) improvement in employee satisfaction — 5% of the targeted bonus; and (vi) achievement of cost reduction of $2.0 million above budget during 2009 — 10% of the targeted bonus. For 2009 the Company’s Chief Financial Officer earned 80% of his targeted bonus amount.

•	The annual cash bonus for the Executive Vice President and General Counsel was targeted at 40% of base salary. Achievement of the full bonus amount was tied to the following factors: (i) achievement of budgeted net income of $19.2 million — 60% of the targeted bonus; (ii) increase legal and compliance awareness through development of new education program — 10% of the targeted bonus; (iii) satisfactory results of internal survey of legal department — 10%; (iv) meeting requirements of board and committee chairs related to secretarial and governance issues — 10% of the targeted bonus; and (v) achievement of cost reduction of $2.0 million above budget during 2009 — 10% of the targeted bonus. For 2009 the Company’s Executive Vice President and General Counsel earned 92% of his targeted bonus amount.

•	The annual incentive for the Senior Vice President of Business Development was targeted at 50% of base salary. Achievement of the full bonus amount was tied to the following factors: (i) achievement of budgeted net income of $19.2 million — 60% of the targeted bonus; (ii) achievement of budgeted sales of $1.374 billion — 10% of the targeted bonus; (iii) implementation of the Company’s new pharmacy and billing and collection system in all community retail stores and the Company’s mail service facility on or before September 30, 2009 — 10% of the targeted bonus; (iv) achievement of cost reductions of $2.0 million above budget during 2009 — 10% of the targeted bonus; (v) implementation of a new employee development and training program — 5% of the targeted bonus; and (vi) improvement in employee satisfaction — 5% of the targeted bonus. The Senior Vice President of Business Development had the opportunity to earn an additional bonus in an amount equal to 12.5% of the Company’s net income above $19.2 million. For 2009 the Company’s Senior Vice President of Business Development earned 80% of his targeted bonus amount and no additional bonus.
     Long-Term Incentive Compensation. The Company provides long-term incentives to its executive officers through the 2008 Equity Incentive Plan (the “2008 Plan”), which permits the grant of various equity based awards including stock options, stock appreciation rights, restricted stock units, stock grants, and performance units. The 2008 Plan does not allow the grant of “reload” options or the repricing of stock options.
     The purpose of the 2008 Plan is to promote the interests of the Company by granting equity awards to key employees in order to (i) attract and retain key employees, (ii) provide an additional incentive to each key employee to work to increase the value of the Company’s common stock, and (iii) provide each key employee with a stake in the future of the Company which corresponds to the stake of each of the Company’s stockholders. Historically stock options were the only form of long-term incentive utilized by Company as the Compensation Committee believed that stock options were the strongest tie to stock price performance and that the interests of the Company’s executives would have the greatest alignment with stockholder interests through the granting of stock options. From the Company’s merger with Chronimed in March 2005 until 2009, the Company’s stock price had declined, causing most of the outstanding stock option grants to be substantially out of the money. To address concerns of the Compensation Committee related to retention of the management team, in 2006 the Board approved the Compensation Committee’s directive to issue long-term incentive grants to key executives and employees consisting of 50% of long-term incentive value in stock options and 50% of long-term incentive value in performance based restricted stock. Long-term incentive compensation is generally targeted at the median of the companies included within its selected peer group. Despite the Compensation Committee’s 2006 philosophy of issuing long-term incentive grants to key executives and employees consisting of 50% of long-term incentive value in stock options and 50% of long-term incentive value in performance based restricted stock, in 2008 and 2009 the Compensation Committee decided to make a long-term incentive grants consisting solely of stock options. The Compensation Committee made this decision based on a number of factors. The factors the Compensation Committee considered in making this decision included the following: (i) the large number of outstanding stock options previously granted to management and other employees that were out of the money; (ii) the limited number of shares of stock remaining available for grant under the 2008 Plan; (iii) the terms of the 2008 Plan which provide that any grant of stock, other than options or stock appreciation rights, are counted against the pool of stock reserved for issuance under the 2008 Plan as one and one-half (1.5) shares of stock for every one share of stock granted; and (iv) the lack of vesting of the 2007 restricted stock grant which the Compensation Committee still determined to provide an appropriate level of incentive to management.
     On April 28, 2009 the Compensation Committee approved the grant of stock options to, among other employees, each of the named executive officers, other than Richard M. Smith. The number of stock options granted to each named executive (other than to Mr. Smith) was as follows: (i) 150,000 options to Richard Friedman, (ii) 100,000 options to Stanley G. Rosenbaum, (iii) 100,000 options to Barry A. Posner, and (iv) 75,000 options to Scott Friedman.
     Each stock option had a strike price of $2.73 per share, the fair market value on the date of grant. Each option vests as to one third of the shares on the first, second and third anniversaries of the date of grant. The stock option agreements evidencing the grants have a ten year term.
     Long-term incentive compensation is generally granted on an annual basis at the first meeting of the Compensation Committee following the Company’s annual stockholder meeting. No long-term incentive compensation is granted immediately prior to, coincident with or immediately after the announcement of Company results. Generally, executives receive only one grant per cycle, typically a year. In addition, as indicated in Proposal 3 above, if the amendments to the 2008 Plan are approved at the Annual Meeting, for fiscal years 2010 through 2012 the Company will not grant during such three fiscal years a number of shares subject to options or stock awards to employees or non-employee directors, such that the average number of shares granted in each of such fiscal years over such three-year period is greater than 3.65% of the average number of shares of the Company’s common stock that were outstanding at the end of each of such three fiscal years.
Deductibility of Compensation
     In establishing pay levels for our named executives, the Compensation Committee considers the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) on the amount of compensation deductible by the Company. Under current tax law, Section 162(m) imposes a $1.0 million limit that a publicly traded company can deduct for compensation paid to its chief executive officer and its next four most highly compensated executives. This limitation does not apply to pay that qualifies as “performance-based compensation”. In order to qualify as performance-based, compensation must, among other things, be based solely on the attainment of pre-established objective goals under a stockholder approved plan with no discretion permitted in determining award payouts.
     While the Company’s annual cash incentive compensation program is discretionary and therefore does not qualify as “performance-based compensation” under Section 162(m), the Compensation Committee generally seeks to structure long-term incentive compensation for the named executives so as to qualify for full tax deductibility under Section 162(m). Our current restricted stock grants are based on, and any future grants are generally also expected to be based on, the Company’s achievement of pre-established performance goals. In addition, options granted under the 2008 Plan will be exempt from the deduction limit of 162(m). The Compensation Committee intends to continue to pursue a strategy of maximizing the deductibility of the compensation paid to the Company’s executives when appropriate. However, the Committee reserves the right to make awards outside of these plans or to provide compensation that does not qualify for full tax deductibility under Section 162(m) when deemed appropriate.
Retirement
     The Company maintains a qualified 401(k) plan in which all employees (including the named executives) may participate. There are no special executive retirement benefits other than for the Chief Executive Officer. The retirement benefit for the Chief Executive Officer is discussed below in the section titled “Employment and Severance Arrangements.”
Perquisites
     The Company did not provide perquisites to any of its named executives in 2009.
Stock Ownership Guidelines
     The Company encourages executive stock ownership but does not currently have any formal stock ownership guidelines in place. The Compensation Committee has determined it advisable to adopt stock ownership guidelines for directors and executives and such guidelines are currently being prepared.
Compensation Committee Report
Management of the Company has prepared the Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K, and the Management Development and Compensation Committee of the Board of Directors has reviewed and discussed it with management. Based on this review and discussion, the Management Development and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement for the Company’s 2010 Annual Meeting of Stockholders.
Submitted by the Management Development and Compensation Committee:
Stuart A. Samuels, Chairman
Charlotte W. Collins
Samuel P. Frieder
Myron Z. Holubiak
Compensation Committee Interlocks and Insider Participation
No member of the Management Development and Compensation Committee is or has been one of our officers or employees or has had any relationship with us requiring disclosure under the Commission’s rules and regulations. During the year ended December 31, 2009 none of the Company’s executive officers served on the board of directors, or on the compensation committee of the board of directors, of any entity whose executive officers serve on our Board.

Summary Compensation Table
The table below summarizes the total compensation earned by each of the Company’s named executive officers in 2009, 2008 and 2007.

					Non-Equity
			Stock	Option	Incentive Plan	All Other
		Salary	Awards	Awards	Compensation	Compensation	Total
Name & Principal Position	Year	$	($)(1)(2)	($)(1)(3)	($)(4)	($)(5)	($)
Richard H. Friedman Chairman & Chief Executive Officer	2009	850,000	—	257,430	680,000	8,715	1,796,145
	2008	802,536	738,805	1,169,100	—	21,338	2,731,779
	2007	737,812	216,369	347,600	819,611	8,073	2,129,465

Stanley G. Rosenbaum EVP, Chief Financial Officer and Treasurer	2009	440,000	—	171,620	193,600	8,715	813,935
	2008	440,000	138,628	245,283	—	8,138	832,049
	2007	400,000	—	—	400,000	5,928	805,928

Richard M. Smith President & Chief Operating Officer (6)	2009	469,519	183,600	143,325	190,000	21,709	1,008,153

Barry A. Posner EVP, Secretary & General Counsel	2009	390,209	—	171,620	144,378	5,042	711,249
	2008	390,209	99,812	171,998	—	7,283	669,302
	2007	380,401	—	—	234,126	5,127	619,654

Scott W. Friedman EVP, Business Development	2009	290,000	—	125,925	116,000	7,568	539,493
	2008	290,000	110,903	228,775	—	6,480	636,158
	2007	245,808	—	—	103,993	7,385	357,186

(1)	Values reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2010.

(2)	The following table lays out the maximum value that would be recognized by each officer of Restricted Stock Awards granted assuming each award achieved its respective maximum measurement level to fully vest:

	Maximum Value of Stock Awards ($)
Name	2007 Grant	2008 Grant	2009 Grant
Richard H. Friedman	700,000	3,430,000	—
Stanley G. Rosenbaum	—	393,750	—
Richard M. Smith	—	—	1,200,000
Barry A. Posner	—	283,500	—
Scott W. Friedman	—	315,000	—
(3)	The following table lays out the maximum value that would be recognized by each officer of Option Awards granted assuming the grants were fully vested, and based on the closing price of $8.36, on December 31, 2009:

	Maximum Value of Option Awards ($)
Name	2007 Grant	2008 Grant	2009 Grant
Richard H. Friedman	980,000	339,000	844,500
Stanley G. Rosenbaum	—	129,374	563,000
Richard M. Smith	—	—	639,450
Barry A. Posner	—	93,150	563,000
Scott W. Friedman	—	115,500	422,250
(4)	Amounts for 2009 and 2007 include bonus awards under the Company’s Short-term Incentive Plan.

(5)	Details regarding the amounts shown for each named executive officer can be found in the footnotes of the “All Other Compensation” table below.

(6)	Mr. Smith joined the Company in 2009.
All Other Compensation
The table below and related footnote disclosure describe each component of compensation included under the column heading “All Other Compensation” in the Summary Compensation Table above.

				Registrant
				Contributions
		Life & Disability		to Defined
		Insurance Premiums	Legal Reimbursement	Contribution
Name	Year	($)	($) (1)	Plans ($) (2)	Total ($)
Richard H. Friedman	2009	1,365	—	7,350	8,715
	2008	1,238	13,200	6,900	21,338
	2007	1,323	—	6,750	8,073

Stanley G. Rosenbaum	2009	1,365	—	7,350	8,715
	2008	1,238	—	6,900	8,138
	2007	1,323	—	4,605	5,928

Richard M. Smith	2009	1,365	12,994	7,350	21,709

Barry A. Posner	2009	1,365	—	3,677	5,042
	2008	1,238	—	6,045	7,283
	2007	1,323	—	3,804	5,127

Scott W. Friedman	2009	1,210	—	6,358	7,568
	2008	1,238	—	5,242	6,480
	2007	1,323	—	6,062	7,385

(1)	Represents legal fees paid on behalf of Messrs. Friedman and Smith in connection with the negotiation their employment agreements executed in May 2008 and November 2008, respectively.

(2)	Value of matching contributions allocated by the Company to each of the named executive officers pursuant to the Company’s 401(k) Plan.

Grant of Plan Based Awards

					All
					Other	All Other		Grant
					Stock	Option		Date
					Awards:	Awards:	Exercise	Fair
					Number	Number of	or Base	Value of
		Estimated Future Payouts Under Non-			of Shares	Securities	Price of	Stock &
		Equity Incentive Plan Awards (1)			of Stock	Underlying	Option	Option
		Threshold	Target	Maximum	or Units	Options	Awards	Awards ($)
Name	Grant Date	($)	($)	($)	(#)	(#)	($/Sh) (4)	(5)

Richard H. Friedman		—	850,000	1,275,000	—	—	—	—
	April 28, 2009 (2)	—	—	—	—	150,000	2.73	257,430
Stanley G. Rosenbaum		—	242,000	363,000	—	—	—	—
	April 28, 2009 (2)	—	—	—	—	100,000	2.73	171,620
Richard M. Smith		—	237,500	356,250	—	—	—	—
	January 2, 2009 (3)	—	—	—	120,000	—	—	183,600
	January 2, 2009 (3)	—	—	—	—	105,000	2.27	143,325
Barry A. Posner		—	156,083	234,125	—	—	—	—
	April 28, 2009 (2)	—	—	—	—	100,000	2.73	171,620
Scott W. Friedman		—	145,000	217,500	—	—	—	—
	April 28, 2009 (2)	—	—	—	—	75,000	2.73	125,925

(1)	The Company’s Short-term Incentive Plan; threshold represents 0% of target and maximum represents 150% of target.

(2)	Represents stock options granted under the 2008 Equity Incentive Plan. Vesting occurs in one-third increments on the first, second and third anniversary of the grant date.

(3)	Mr. Smith received performance based restricted stock awards and stock options in accordance with the terms of his employment agreement. With respect to restricted stock awards, vesting occurs with the attainment of certain corporate financial and stock price performance goals. With respect to option awards, vesting occurs in one-third increments on the first, second and third anniversary of the grant date.

(4)	Options are granted with an exercise price equal to the closing price per share of common stock on the date of grant.

(5)	Represents the total fair value, estimated as per FASB ASC Topic 718.

Outstanding Equity Awards At Fiscal Year End
The following table provides information on the holdings of stock options and restricted stock by the named executive officers at December 31, 2009.

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
				Equity					Plan	Market
				Incentive				Market	Awards:	or Payout
				Plan			Number	Value of	Number of	value of
				Awards:			of	Shares	Unearned	Unearned
				Number			Shares	or	Shares,	Shares,
				of			or Units	Units of	Units	Units
	Number of	Number of		Securities			of Stock	Stock	or Other	or Other
	Securities	Securities		Underlying			That	That	Rights	Rights
	Underlying	Underlying		Unexercised	Option		Have	Have	That	That
	Unexercised	Unexercised		Unearned	Exercise	Option	Not	Not	Have Not	Have Not
	Options (#)	Options (#)		Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
Richard H. Friedman	200,000	—		—	12.20	28-Nov-11
	200,000	—		—	17.80	02-Jan-12
	91,698	—		—	5.80	02-Jan-13
	200,000	—		—	7.03	02-Jan-14
	200,000	—		—	6.36	03-Jan-15
	200,000	—		—	7.54	03-Jan-16
	—	66,666	(1)	—	3.46	02-Jan-17
	66,668	133,332	(2)	—	7.70	02-Jan-18
	37,500	75,000	(3)	—	6.52	29-Apr-18
	—	150,000	(4)	—	2.73	28-Apr-19
							—	—	245,000 (7)	2,048,200

Stanley G. Rosenbaum	169,972	—		—	2.47	01-Nov-16
	23,438	46,874	(3)	—	6.52	29-Apr-18
	—	100,000	(4)	—	2.73	28-Apr-19
							—	—	28,125 (7)	235,125

Richard M. Smith	—	105,000	(5)	—	2.27	02-Jan-19
							—	—	120,000 (7)	1,003,200

Barry A. Posner	70,000	—		—	12.20	28-Nov-11
	75,000	—		—	7.95	24-Sep-13
	13,800	—		—	6.00	01-Jul-15
	158,587	—		—	2.47	01-Nov-16
	16,875	33,750	(3)	—	6.52	29-Apr-18
	—	100,000	(4)	—	2.73	28-Apr-19
							—	—	20,250 (7)	169,290

Scott W. Friedman	14,000	—		—	12.20	28-Nov-11
	20,000	—		—	7.95	24-Sep-13
	11,500	—		—	6.00	01-Jul-15
	44,708	—		—	2.47	01-Nov-16
	3,334	6,666	(6)	—	7.16	28-Feb-18
	18,750	37,500	(3)	—	6.52	29-Apr-18
	—	75,000	(4)	—	2.73	28-Apr-19
							—	—	22,500 (7)	188,100

(1)	Vesting schedule is one-third vesting on January 2, 2008, one-third vesting on January 2, 2009, one-third vesting on January 2, 2010.

(2)	Vesting schedule is one-third vesting on January 2, 2009, one-third vesting on January 2, 2010, one-third vesting on January 2, 2011.

(3)	Vesting schedule is one-third vesting on April 29, 2009, one-third vesting on April 29, 2010, one-third vesting on April 29, 2011.

(4)	Vesting schedule is one-third vesting on April 28, 2010, one-third vesting on April 28, 2011, one-third vesting on April 28, 2012.

(5)	Vesting schedule is one-third vesting on January 2, 2010, one-third vesting on January 2, 2011, one-third vesting on January 2, 2012.

(6)	Vesting schedule is one-third vesting on February 28, 2009, one-third vesting on February 28, 2010, one-third vesting on February 28, 2011.

(7)	Vesting based on achievement of corporate financial and stock price performance goals.
Option Exercises and Stock Vested
The following table sets forth certain information with respect to stock options exercised and vested stock awards by the Company’s executive officers during the year ended December 31, 2009.

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired on	Value Realized on	Acquired on Vesting	Value Realized on
Name	Exercise (#)	Exercise ($)	(#)	Vesting ($)
Richard H. Friedman	491,635	1,921,819	—	—
Stanley G. Rosenbaum (1)	—	—	33,334	155,003
Richard M. Smith	—	—	—	—
Barry A. Posner	—	—	—	—
Scott W. Friedman	—	—	—	—

(1)	Mr. Rosenbaum had 33,334 shares vest at $4.65 on June 21, 2009.
Employment and Severance Agreements
On May 30, 2008, the Company entered into a new Employment Agreement (the “Employment Agreement”) with Richard H. Friedman, the Company’s Chairman and Chief Executive Officer. Mr. Friedman’s previous employment agreement with the Company was set to expire by its terms on May 31, 2008. Pursuant to the terms of the Employment Agreement, the Company agreed to employ Mr. Friedman as the Company’s Chief Executive Officer, President and Chairman for the period commencing June 1, 2008 and continuing through and including May 31, 2011; provided that the agreement shall be extended for up to four additional one year periods unless either party provides written notice of termination to the other not less than ninety days prior to the expiration of the then current term. During the term of the Employment Agreement, Mr. Friedman will be paid a base salary of $850,000 per annum. In addition, Mr. Friedman is eligible (i) to participate in the Company’s benefit programs, (ii) to receive a bonus each calendar year under the Company’s then applicable short- and long-term bonus or other incentive plans (with a maximum target payment equal to 100% of his annual salary) upon the achievement of pre-established performance goals; and (iii) to participate in the Company’s long term incentive equity plans and programs in a manner commensurate with his offices and positions. As a signing bonus, Mr. Friedman received a one-time special performance share award of 200,000 shares of restricted common stock, subject to the achievement of certain performance and time measures as set forth in the Employment Agreement (the “Special Equity Award”).
If Mr. Friedman’s employment is terminated early due to his death: (i) he is entitled to receive his salary and other benefits earned and prior to the date of termination and reimbursement for expenses incurred prior to the date of termination, (ii) with the exception of the Special Equity Award, all unvested options and restricted stock shall immediately vest and (together with all fully vested and exercisable options held by him) may be exercisable by his estate for the earlier to occur of one year following his date of death or the original expiration date of the option, (iii) his estate shall be entitled to receive a pro rata bonus for the year in which such death occurred, (iv) any and all deferred compensation shall be paid to Mr. Friedman’s estate, and (v) the Special Equity Award shall vest on a pro rata basis, subject to achievement of the agreed upon performance criteria.
If Mr. Friedman’s employment is terminated early due to his disability (as defined in the Employment Agreement): (i) he is entitled to receive his salary and other benefits earned and accrued prior to the date of termination and reimbursement for expenses incurred prior to the date of termination, (ii) he shall be entitled to receive a pro rata bonus for the year in which termination occurred, (iii) with the exception of the Special Equity Award, all unvested options and restricted stock shall immediately vest and (together with all fully vested and exercisable options held by him) may be exercisable by him for the earlier to occur of one year following his date of death or the original expiration date of the option, (iv) he shall receive for a period of two years following termination, his annual salary at the time of termination (less any proceeds received by him on account of Social Security payments or similar benefits and the proceeds of any Company provided long-term disability insurance), continuing coverage under all benefit plans and programs to which he was previously entitled, (v) he shall become vested in and paid any pension or other deferred compensation other than pension or deferred compensation under a plan intended to be qualified under Section 401(a) or 403(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and (vi) the Special Equity Award shall vest on a pro rata basis, subject to achievement of the agreed upon performance criteria.
If the Company terminates Mr. Friedman for “Cause” (as defined in the Employment Agreement): (i) he shall be entitled to receive his salary and other benefits earned and accrued prior to the date of termination and reimbursement for expenses incurred prior to the date of termination, (ii) all vested and unvested stock options shall lapse and terminate immediately, (iii) all unvested restricted stock shall be forfeited, and (iv) all earned and unearned performance shares (including performance shares granted as part of the Special Equity Award) shall lapse and terminate immediately.
If Mr. Friedman terminates his employment during the term and it is other than as a result of his death or disability or without Good Reason (as defined in the Employment Agreement): (i) he shall be entitled to receive his salary and other benefits earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination, (ii) all fully vested and exercisable stock options may be exercised by him for the earlier to occur of one year following his date of termination or the original expiration date of the option, (iii) all unvested restricted stock shall be forfeited, and (iv) all unearned performance shares (including performance shares granted as part of the Special Equity Award) shall lapse and terminate immediately.
If the Company terminates Mr. Friedman’s employment without Cause or Mr. Friedman terminates his employment for Good Reason: (i) he shall be entitled to receive his salary and other benefits earned and accrued prior to the date of termination and reimbursement of expenses incurred prior to the date of termination, (ii) he shall be entitled to receive a pro rata bonus for the year in which termination occurred, (iii) all unvested options and restricted stock shall immediately vest and (together with any other vested and exercisable options then held by Mr. Friedman) may be exercised by him for the earlier to occur of one year following his date of termination or the original expiration date of the option, (iv) he will be entitled to receive for a period of two years following termination his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (v) he shall become vested in and immediately paid any pension or other deferred compensation other than pension or deferred compensation under a plan intended to be qualified under Section 401(a) or 403(a) of the Code, and (vi) the Special Equity Award shall vest on a pro rata basis, subject to achievement of the agreed upon performance criteria.
If within one year following a “Change of Control” (as defined in the Employment Agreement) Mr. Friedman is terminated by the Company or any successor, or within such one year period he elects to terminate his employment for Good Reason: (i) he shall be entitled to receive his salary and other benefits earned and accrued through the date of termination, (ii) he shall be entitled to receive a pro rata bonus for the year in which termination occurred, (iii) all unvested options shall fully vest and (together with any other vested options then held by Mr. Friedman) may be exercised by him for the earlier to occur of one year following his date of termination or the original expiration date of the option, (iv) all unvested shares of restricted stock shall fully vest, (v) he will be entitled to receive for a period of three years following his date of termination his annual salary at the time of termination and continuing coverage under all benefits plans and programs to which he was previously entitled; (vi) he shall become vested in and immediately paid any pension or other deferred compensation other than pension or deferred compensation under a plan intended to be qualified under Section 401(a) or 403(a) of the Code; and (vii) the Special Equity Award shall vest on a pro rata basis, subject to achievement of the agreed upon performance criteria.
If either party elects not to renew the Employment Agreement at the end of the initial or any renewal term thereof, then Mr. Friedman shall be entitled to receive a retirement payment in the amount of $1,700,000.00 (the equivalent of two years salary), which shall increase by 25% for each year (or part thereof) that Mr. Friedman remains employed with the Company following the initial three year term of the Employment Agreement. In addition, if Mr. Friedman’s employment with the Company is terminated without Cause or he terminates his employment for Good Reason, then he is entitled to receive, in addition to any other amounts provided for as a result of such termination, an amount equal to the incremental retirement benefit for each year (or portion thereof he remains employed after the initial three year term). The retirement benefit shall be paid to Mr. Friedman in equal monthly installments over a five year period beginning on the first day of the month following his termination. In the event of his death prior to payment in full of the retirement benefit, the remainder shall be paid to a beneficiary designated by Mr. Friedman, or if no beneficiary is named to his estate.
Mr. Friedman may not directly or indirectly (other than with the Company) participate in the United States in any business competitive with the business of the Company during the term of employment and for one year following the later of his termination or his receipt of severance payments. Similarly, during the term and for a period of two years following termination, Mr. Friedman may not solicit or otherwise interfere with the Company’s relationship with any present or former Company employee or customer. Mr. Friedman has also agreed to keep confidential during the term of employment and thereafter all information concerning the Company and its business.
The Company and Mr. Smith are parties to a severance agreement under which he is entitled to receive severance payment protection in the event of the termination of his employment under certain circumstances.
If Mr. Smith’s employment is terminated due to his death or disability, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) all fully vested and exercisable options may be exercised by his estate for one year following termination, and (iii) any stock grants that are subject to forfeiture shall become non-forfeitable and shall fully vest. In addition, if Mr. Smith should remain disabled for six months following his termination for disability, he shall also be entitled to receive for a period of two years following termination, his annual salary at the time of termination (less any proceeds received by him on account of Social Security payments or similar benefits and the proceeds of any Company provided long-term disability insurance) and continuing coverage under all benefit plans and programs to which he was previously entitled.
If the Company terminates Mr. Smith for “Cause” or if Mr. Smith terminates his employment without “Good Reason” (each as defined in the severance agreement), (i) he shall be entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) all vested and unvested stock options shall lapse and terminate (except that in the event of termination without Good Reason he shall have 30 days from the date of termination to exercise any vested options), and (iii) any stock grants made to him that are subject to forfeiture shall be immediately forfeited.
If the Company terminates Mr. Smith’s employment without Cause or Mr. Smith terminates his employment for Good Reason, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) for a period of two years following termination he shall be entitled to receive his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (iii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and he shall become vested in any other pension or deferred compensation plan, and (iv) any stock grants that are subject to forfeiture shall become non-forfeitable and shall fully vest.
If within one year following a “Change of Control” (as defined in the severance agreement) Mr. Smith is terminated by the Company or any successor, or within such one year period he elects to terminate his employment due to a material reduction in his duties or a relocation, (i) he will be entitled to receive his salary and other benefits earned and accrued through the date of termination, (ii) he will be entitled to receive for two years following termination his annual salary at the time of termination and continuing coverage under all benefits plans and programs to which he was previously entitled to the extent eligible under such plans or programs, (iii) all unvested options will fully vest and (together with any other vested options then held by Mr. Smith) may be exercised in accordance with their terms, (iv) he will become vested in any pension or other deferred compensation other than pension or deferred compensation under a plan intended to be qualified under Section 401(a) or 403(a) of the Code, (v) all unvested shares of restricted stock will fully vest and be free from restriction on transferability (other than restrictions imposed under Federal and state securities laws), and (vi) any stock grants previously made that are subject to forfeiture shall become non-forfeitable.
The severance agreement is intended to comply with the provisions of 409A of the Internal Revenue Code, to the extent applicable
On August 24, 2006, the Company entered into a severance agreement with Mr. Posner. Under the terms of the agreement Mr. Posner is entitled to receive severance payment protection in the event of the termination of his employment under certain circumstances. The severance protections provided to Mr. Posner under this severance agreement replace and modify the severance provisions contained in his employment agreement with the Company which expired in March 2006. There are no other agreements in effect between the Company and Mr. Posner other than the severance agreement.
If Mr. Posner’s employment is terminated early due to his death or disability, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) all fully vested and exercisable options may be exercised by his estate for one year following termination, (iii) all performance shares granted under any bonus program will fully vest, and (iv) any stock grants that are subject to forfeiture will become non-forfeitable and will fully vest. Notwithstanding the foregoing, if Mr. Posner should remain disabled for six months following his termination for disability, he will also be entitled to receive for a period of two years following termination, his annual salary at the time of termination (less any proceeds received by him on account of Social Security payments or similar benefits and the proceeds of any Company provided long-term disability insurance) and continuing coverage under all benefit plans and programs to which he was previously entitled.
If the Company terminates Mr. Posner for “Cause” (as defined in the agreement) or if Mr. Posner terminates his employment without “Good Reason” (as defined in the agreement), (i) he will be entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) he will be entitled to retain only those performance shares which shall have vested as of the date of termination, (iii) all vested and unvested stock options will lapse and terminate (except that in the event of termination without Good Reason he shall have 30 days from the date of termination to exercise any vested options) , (iv) any stock grants made to him that are subject to forfeiture will be immediately forfeited, and (v) all performance units shall immediately terminate.
If the Company terminates Mr. Posner’s employment without “Cause” or Mr. Posner terminates his employment for “Good Reason”, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) for a period of two years following termination he will be entitled to receive his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (iii) all unvested options will become vested and become immediately exercisable in accordance with the terms of the options and he will become vested in any other pension or deferred compensation plan, (iv) all performance shares granted under any bonus program will fully vest, and (v) any stock grants that are subject to forfeiture will become non-forfeitable and shall fully vest.

On August 2, 2007, the Company entered into a severance agreement with Stanley G. Rosenbaum, BioScrip’s Executive Vice President, Chief Financial Officer and Treasurer. Under the terms of the agreement Mr. Rosenbaum is entitled to receive severance payment protection in the event of the termination of his employment under certain circumstances.
If Mr. Rosenbaum’s employment is terminated due to his death or disability, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) all fully vested and exercisable options may be exercised by his estate for one year following termination, and (iii) any stock grants that are subject to forfeiture shall become non-forfeitable and shall fully vest. In addition, if Mr. Rosenbaum should remain disabled for six months following his termination for disability, he shall also be entitled to receive for a period of two years following termination, his annual salary at the time of termination (less any proceeds received by him on account of Social Security payments or similar benefits and the proceeds of any Company provided long-term disability insurance) and continuing coverage under all benefit plans and programs to which he was previously entitled.
If the Company terminates Mr. Rosenbaum for “Cause” or if Mr. Rosenbaum terminates his employment without “Good Reason” (each as defined in the agreement), (i) he shall be entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) all vested and unvested stock options shall lapse and terminate (except that in the event of termination without Good Reason he shall have 30 days from the date of termination to exercise any vested options), and (iii) any stock grants made to him that are subject to forfeiture shall be immediately forfeited.
If the Company terminates Mr. Rosenbaum’s employment without Cause or Mr. Rosenbaum terminates his employment for Good Reason, (i) he is entitled to receive his salary, bonus and other benefits earned and accrued through the date of termination, (ii) for a period of two years following termination he shall be entitled to receive his annual salary at the time of termination and continuing coverage under all benefit plans and programs to which he was previously entitled, (iii) all unvested options shall become vested and immediately exercisable in accordance with the terms of the options and he shall become vested in any other pension or deferred compensation plan, and (iv) any stock grants that are subject to forfeiture shall become non-forfeitable and shall fully vest.
The Company entered into amendments to the severance agreements for Messrs. Posner and Rosenbaum. Each of the severance agreements was amended to provide that any payments, benefits and vesting to which an executive may be entitled would be provided without regard to the deductibility of such payments, benefits and vesting under Section 280G of the Internal Revenue Code (the “Code”) and without regard to whether such payments would subject the executive to the federal excise tax levied on certain “excess parachute payments” under Code Section 4999 (the “Excise Tax”). If any portion of the payments, benefits and vesting to or for the executive’s benefit constitutes an “excess parachute payment” within the meaning of Code Section 280G, we would pay to the executive an additional amount that after reduction for all taxes (including the Excise Tax) with respect to such gross-up payment equals the Excise Tax on such payment; provided, that to the extent any gross-up payment would be considered deferred compensation for purposes of Code Section 409A, the manner and time of payment and the affected provisions of the severance agreement would be adjusted to the extent necessary (but only to the extent necessary) to comply with the requirements of Code Section 409A so that the payment does not give rise to the interest or additional tax amounts to the executive as described at Code Section 409A(a)(1)(B) or Code Section 409A(b)(4). Each of the severance agreements was also amended to provide that it, to the extent applicable, comply with Code Section 409A in accordance with the provisions set forth the severance agreement, as amended.
In August 2003, Mr. Scott W. Friedman entered into an employment letter agreement with the Company which provides for his employment until terminated by the Company or Scott Friedman. In October 2004, the Company and Scott Friedman entered into a letter agreement amending certain provisions of the 2003 employment letter agreement. Under the agreement, as amended, in the event Scott Friedman is terminated by the Company or any successor without cause or he terminates his employment at any time for good reason, he is entitled to receive an amount equal to one year of salary and all outstanding unvested options granted to him and held by him vest and become immediately exercisable and are otherwise exercisable in accordance with their terms.

The following tables summarize potential change in control and severance payments to each named executive officer. The columns describe the payments that would apply in different termination scenarios— a termination of employment as a result of the named executive officer’s voluntary resignation without good reason, his termination by us for cause, death, disability, termination of employment without cause, termination of employment as a result of the named executive officer’s resignation for good reason or termination of employment as a result of a change in control. The table assumes that the termination or change in control occurred on December 31, 2009. For purposes of estimating the value of amounts of equity compensation to be received in the event of a termination of employment or change in control, we have assumed a price per share of our common stock of $8.36, which represents the closing market price of our common stock as reported on the NASDAQ Global Market on December 31, 2009. All amounts are expressed in dollars.
Friedman, Richard H.

				Without	Termination
	Voluntary /			Cause / Good	Upon Change
Benefit	For Cause	Death	Disability	Reason	in Control
Cash Severance	680,000	680,000	2,380,000	2,380,000	3,230,000

Equity
Restricted Stock	—	376,200	376,200	376,200	376,200
Unexercisable Options	—	1,397,163	1,397,163	1,397,163	1,397,163
Total	—	1,773,363	1,773,363	1,773,363	1,773,363

Retirement Benefit
DB Plan	—	—	—	—	—
DC Plan	—	—	14,700	14,700	22,050
Total	—	—	14,700	14,700	22,050

Other Benefits
Health & Welfare	—	—	19,324	19,324	28,932
Total	—	—	19,324	19,324	28,932

Total	680,000	2,453,363	4,187,387	4,187,387	5,054,345
Cash Severance: Current bonus in the event of voluntary termination, for cause or upon death; 2 times base salary and current bonus in the event of termination as a result of disability, without cause, or for good reason; 3 times base salary and current bonus in the event of termination as a result of a change in control.
Restricted Stock: Intrinsic value of accelerated vesting of restricted stock based on December 31, 2009 closing price of $8.36.
Unexercisable Options: Intrinsic value of accelerated vesting of stock options which carry a positive return upon exercise based on December 31, 2009 closing price of $8.36.
DC Plan: 2 additional years of employer contributions in the event of termination as a result of disability, without cause, or for good reason; 3 additional years of employer contributions in the event of termination as a result of a change in control.
Health & Welfare: 2 additional years of health and welfare benefits as a result of disability, without cause, or for good reason; 3 additional years of health and welfare benefits in the event of termination as a result of a change in control.
Upon a change in control, based upon the assumptions set forth herein, an excise tax of $646,000 would be imposed upon Mr. R. Friedman due to regulations under Code Section 280G. This $646,000 is not deductible by the Company.

Rosenbaum, Stanley G.

				Without	Termination
	Voluntary /			Cause / Good	Upon Change
Benefit	For Cause	Death	Disability	Reason	in Control
Cash Severance	193,600	193,600	1,073,600	1,073,600	1,073,600

Equity
Restricted Stock	—	235,125	235,125	235,125	235,125
Unexercisable Options	—	649,248	649,248	649,248	649,248
Total	—	884,373	884,373	884,373	884,373

Retirement Benefit
DB Plan	—	—	—	—	—
DC Plan	—	—	14,700	14,700	14,700
Total	—	—	14,700	14,700	14,700

Other Benefits
Health & Welfare	—	—	19,324	19,324	19,324
Total	—	—	19,324	19,324	19,324

Total	193,600	1,077,973	1,991,997	1,991,997	1,991,997
Cash Severance: Current bonus in the event of voluntary termination, for cause or upon death; 2 times base salary and current bonus in the event of termination as a result of disability, without cause, for good reason, or change in control.
Restricted Stock: Intrinsic value of accelerated vesting of restricted stock based on December 31, 2009 closing price of $8.36
Unexercisable Options: Intrinsic value of accelerated vesting of stock options which carry a positive return upon exercise based on December 31, 2009 closing price of $8.36.
DC Plan: 2 additional years of employer contributions in the event of termination as a result of disability, without cause, for good reason, or change in control.
Health & Welfare: 2 additional years of health and welfare benefits as a result of disability, without cause, for good reason, or change in control.

Smith, Richard M.

				Without	Termination
	Voluntary /			Cause / Good	Upon Change
Benefit	For Cause	Death	Disability	Reason	in Control
Cash Severance	190,000	190,000	1,140,000	1,140,000	1,140,000

Equity
Restricted Stock	—	1,003,200	1,003,200	1,003,200	1,003,200
Unexercisable Options	—	639,450	639,450	639,450	639,450
Total	—	1,642,650	1,642,650	1,642,650	1,642,650

Retirement Benefit
DB Plan	—	—	—	—	—
DC Plan	—	—	14,700	14,700	14,700
Total	—	—	14,700	14,700	14,700

Other Benefits
Health & Welfare	—	—	27,626	27,626	27,626
Total	—	—	27,626	27,626	27,626

Total	190,000	1,832,650	2,824,976	2,824,976	2,824,976
Cash Severance: Current bonus in the event of voluntary termination, for cause or upon death; 2 times base salary and current bonus in the event of termination as a result of disability, without cause, for good reason, or change in control.
Restricted Stock: Intrinsic value of accelerated vesting of restricted stock based on December 31, 2009 closing price of $8.36.
Unexercisable Options: Intrinsic value of accelerated vesting of stock options which carry a positive return upon exercise based on December 31, 2009 closing price of $8.36.
DC Plan: 2 additional years of employer contributions in the event of termination as a result of disability, without cause, for good reason, or change in control.
Health & Welfare: 2 additional years of health and welfare benefits as a result of disability, without cause, for good reason, or change in control.

Posner, Barry A.

				Without	Termination
	Voluntary /			Cause / Good	Upon Change
Benefit	For Cause	Death	Disability	Reason	in Control
Cash Severance	144,378	144,378	924,796	924,796	924,796

Equity
Restricted Stock	—	169,290	169,290	169,290	169,290
Unexercisable Options	—	625,100	625,100	625,100	625,100
Total	—	794,390	794,390	794,390	794,390

Retirement Benefit
DB Plan	—	—	—	—	—
DC Plan	—	—	14,700	14,700	14,700
Total	—	—	14,700	14,700	14,700

Other Benefits
Health & Welfare	—	—	27,626	27,626	27,626
Total	—	—	27,626	27,626	27,626

Total	144,378	938,768	1,761,512	1,761,512	1,761,512
Cash Severance: Current bonus in the event of voluntary termination, for cause or upon death; 2 times base salary and current bonus in the event of termination as a result of disability, without cause, for good reason, or change in control.
Restricted Stock: Intrinsic value of accelerated vesting of restricted stock based on December 31, 2009 closing price of $8.36.
Unexercisable Options: Intrinsic value of accelerated vesting of stock options which carry a positive return upon exercise based on December 31, 2009 closing price of $8.36.
DC Plan: 2 additional years of employer contributions in the event of termination as a result of disability, without cause, for good reason, or change in control.
Health & Welfare: 2 additional years of health and welfare benefits as a result of disability, without cause, for good reason, or change in control.

Friedman, Scott W.

				Without	Termination
	Voluntary /			Cause / Good	Upon Change
Benefit	For Cause	Death	Disability	Reason	in Control
Cash Severance	—	—	—	406,000	406,000

Equity
Restricted Stock	—	—	—	—	—
Unexercisable Options	—	—	—	499,249	499,249
Total	—	—	—	499,249	499,249

Retirement Benefit
DB Plan	—	—	—	—	—
DC Plan	—	—	—	—	—
Total	—	—	—	—	—

Other Benefits
Health & Welfare	—	—	—	—	—
Total	—	—	—	—	—

Total	—	—	—	905,249	905,249
Cash Severance: 1 times base salary and current bonus.
Unexercisable Options: Intrinsic value of accelerated vesting of stock options which carry a positive return upon exercise based on December 31, 2009 closing price of $8.36.
Compensation of Directors
The table below sets forth all compensation earned by the Company’s non-employee directors in 2009.
Director Compensation Table

	Fees Earned or
	Paid in Cash	Stock Awards
Name	($)(1)	($)(2)(3)	Total ($)
Charlotte W. Collins	70,000	13,650	83,650
Louis T. DiFazio	55,000	13,650	68,650
Myron Z. Holubiak	71,250	13,650	84,900
David R. Hubers	63,750	13,650	77,400
Richard L. Robbins	71,250	13,650	84,900
Stuart A. Samuels	70,000	13,650	83,650

(1)	The fees shown include the annual retainer fee paid to each non-employee director, committee chairmanship fees and attendance fees for both board and committee meetings.

(2)	Value of stock and option awards determined in accordance with FASB ASC Topic 718 and represents aggregate grant date fair value. Assumptions used in the calculation of these amounts are included in the footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2010.

(3)	The following stock and option awards were outstanding at fiscal year end and the 2009 restricted common stock grants that vested on April 28, 2010 for each non-employee director:

	Stock Awards	Option Awards
	Outstanding at Fiscal	Outstanding at Fiscal
Name	Year End	Year End
Charlotte W. Collins	13,500	35,000
Louis T. DiFazio	13,500	25,000
Myron Z. Holubiak	13,500	52,600
David R. Hubers	13,500	92,200
Richard L. Robbins	13,500	25,000
Stuart A. Samuels	13,500	92,200
During 2009, each non-management director received an annual director fee of $50,000 plus an annual fee of $5,000 for each Board committee on which the non-management director serves. In addition, the chairman of each Board committee received an additional fee for their added responsibilities as follows: (i) the chairman of the Audit Committee received an additional $15,000 fee, and (ii) the chairmen of the Governance and Nominating Committee and the Compensation Committee each received an additional $10,000 fee. All of the above fees are paid quarterly. All Board members are also reimbursed for expenses incurred in connection with attending such meetings.
In addition to the above fees, on April 28, 2009, the date of the Company’s 2009 annual meeting of stockholders, each non-management director, other than Messrs. Frieder and Woodward, who were not appointed as directors until March 25, 2010, was granted 5,000 shares of restricted common stock of the Company, which vested on the one year anniversary of the grant date.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information relating to equity securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,050,057	5.83	209,253

Equity compensation plans not approved by security holders (1)	—	—	—

Total	6,050,057	5.83	209,253

(1)	In connection with the Company’s acquisition of CHS in March 2010, the Company assumed and adopted the BioScrip/CHS 2006 Equity Incentive Plan (the “CHS Plan”) and certain options issued under the under CHS Plan were converted into the right to purchase 716,086 shares of the Company’s Common Stock and all other options issued under the CHS Plan were either cashed out or cancelled. There are 2,390,229 shares of common stock remaining available for grant to employees of CHS under the CHS Plan not reflected in the above table.
     The following table set forth information relating to the number of stock options and shares of restricted stock granted by the company in fiscal years 2009, 2008 and 2007.

	Stock Options	Restricted Stock
Fiscal Year	Granted (#)	Granted (#)
2009	1,918,600	257,860
2008	1,099,522	645,625
2007	586,986	271,493

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 19, 2010, certain information concerning the beneficial shareholdings of (i) each person who is a director of the Company and each director nominee; (ii) each of the Company’s executive officers named in the Summary Compensation Table set forth below; (iii) all directors and executive officers of the Company as a group; and (iv) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock (based on 53,844,956 shares of common stock outstanding as of April 19, 2010). Each of the persons named below has sole voting power and sole investment power with respect to the shares set forth opposite his or her name, except as otherwise noted.

Name and Address	Number of Shares
of Beneficial Owner (1)	Beneficially Owned (2)(3)		Percent of Class (3)
Kohlberg Management V, L.L.C. 111 Radio Circle Mt. Kisco, New York 10549	15,753,153	(4)	27.71%

FMR LLC 82 Devonshire Street Milwaukee, WI 53202-3508	4,697,773	(5)	8.72%

Heartland Advisors, Inc. 789 North Water Street Milwaukee, WI 53202-3508	3,076,857	(6)	5.71%

Richard H. Friedman	2,499,444	(7)	4.52%

Richard M. Smith	155,000	(8)	*

Barry A. Posner	434,597	(9)	*

Stanley G. Rosenbaum	434,938	(10)	*

Scott W. Friedman	218,944	(11)	*

Charlotte W. Collins	48,800	(12)	*

Louis T. DiFazio	41,000	(13)	*

Samuel P. Frieder	—		*

Myron Z. Holubiak	66,100	(14)	*

David R. Hubers	181,700	(15)	*

Richard L. Robbins	88,500	(16)	*

Stuart A. Samuels	108,700	(17)	*

Gordon H. Woodward	—		*

All Directors and Executive Officers as a group (23 persons)	5,050,803	(18)	8.85%

*	Percentage less than 1% of class.

(1)	Except as otherwise indicated, all addresses are c/o BioScrip, Inc., 100 Clearbrook Road, Elmsford, NY 10523.

(2)	The inclusion in this table of any shares of Common Stock as beneficially owned does not constitute an admission of beneficial ownership of those shares. Except as otherwise indicated, each person has sole voting power and sole investment power with respect to all such shares beneficially owned by such person.

(3)	Shares deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days after April 19, 2010 upon the exercise of an option to purchase shares of Common Stock are treated as outstanding for purposes of determining beneficial ownership and the percentage beneficially owned by such individual.

(4)	Based on information contained in Schedule 13D filed with the Securities and Exchange Commission (the “Commission”) on April 2, 2010 on behalf of the following: (i) Kohlberg Management V, L.L.C., a Delaware limited liability company (“Fund V”), (ii) Kohlberg Investors V, L.P., a Delaware limited partnership (“Investors”), (iii) Kohlberg Partners V, L.P., a Delaware limited partnership (“Partners”), (iv) Kohlberg Offshore Investors V, L.P., a Delaware limited partnership (“Offshore”), (v) Kohlberg TE Investors V, L.P., a Delaware limited partnership (“TE”), and (vi) KOCO Investors V, L.P., a Delaware limited partnership (“KOCO” and collectively with Investors, Partners, Offshore and TE, the “Funds”). Fund V is the general partner of the Funds. Includes warrants to acquire up to an aggregate of 3,004,887 shares of the Company’s common stock and 2,696,516 shares of common stock held in escrow to satisfy the indemnification obligations of the Funds in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) by the Company in March 2010.

(5)	Based on information contained in Schedule 13G filed with the Commission on April 12, 2010 by FMR LLC, referred to herein as FMR. FMR advises that it is a parent holding company. FMR’s wholly owned subsidiary, Fidelity Management & Research Company, an investment adviser registered with the Commission, is the beneficial owner of 2,302,800 shares of BioScrip common stock. FMR’s indirect wholly owned subsidiary, Pyramis Global Advisors, LLC, an investment adviser registered with the Commission, is the beneficial owner of 26,810 shares of BioScrip common stock. FMR’s indirect wholly owned subsidiary, Pyramis Global Advisors Trust Company, a bank, is the beneficial owner of 2,087,163 shares of BioScrip common stock. FIL Limited, which we refer to as FIL, is a qualified institution and is the beneficial owner of 281,500 shares of BioScrip common stock. FMR and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act. FMR filed the Schedule 13G with the Commission on a voluntary basis as if all of the shares were beneficially owned by it and FIL on a joint basis.

(6)	Based on information contained in Schedule 13G filed with the Commission on April 9, 2010 by Heartland Advisors, Inc., referred to herein as “Heartland.” Heartland advises that it is an investment advisor registered with the Commission. Heartland, by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and William J. Nasgovitz, President and principal shareholder of Heartland, share dispositive and voting power with respect to the shares held by Heartland’s clients and managed by Heartland. Heartland and Mr. Nasgovitz each specifically disclaim beneficial ownership of these shares and disclaim the existence of a group.

(7)	Includes 1,483,365 shares issuable upon exercise of the vested portion of options held by Mr. Friedman. Excludes 137,500 shares subject to the unvested portion of options held by Mr. Friedman. Includes 250,000 shares of Common Stock owned by the Richard H. Friedman Grantor Retained Annuity Trust. Mr. Friedman is a trustee of the trust.

(8)	Includes 35,000 shares issuable upon exercise of the vested portion of options held by Mr. Smith. Excludes 70,000 shares subject to the unvested portion of options held by Mr. Smith.

(9)	Includes 384,471 shares issuable upon exercise of the vested portion of options held by Mr. Posner. Excludes 83,541 shares subject to the unvested portion of options held by Mr. Posner.

(10)	Includes 250,181 shares issuable upon exercise of the vested portion of options held by Mr. Rosenbaum. Excludes 90,103 shares subject to the unvested portion of options held by Mr. Rosenbaum.

(11)	Includes 188,675 shares issuable upon exercise of the vested portion of options held by Mr. Friedman. Excludes 72,083 shares subject to the unvested portion of options held by Mr. Friedman.

(12)	Includes 35,000 shares issuable upon exercise of the vested portion of options to purchase Common Stock held by Ms. Collins.

(13)	Includes 25,000 shares issuable upon exercise of the vested portion of options held by Dr. DiFazio.

(14)	Includes 52,600 shares issuable upon exercise of the vested portion of options held by Mr. Holubiak.

(15)	Includes 92,200 shares issuable upon exercise of the vested portion of options held by Mr. Hubers. Also includes 16,000 shares of Common Stock held by the David R. Hubers Grantor Retained Annuity Trust; 25,000 shares of Common Stock held by the David R. Hubers Revocable Trust; and 12,940 shares of Common Stock held by the Hubers Grandchildren’s Trust. Mr. Hubers is a trustee of these trusts.

(16)	Includes 25,000 shares subject to the vested portion of options held by Mr. Robbins.

(17)	Includes 92,200 shares issuable upon exercise of the vested portion of options held by Mr. Samuels.

(18)	Includes 3,254,934 shares issuable upon exercise of the vested portion of options. Excludes 934,266 shares subject to the unvested portion of options.
Item 13. Certain Relationships and Related Transaction, and Director Independence
Review, Approval or Ratification of Transactions With Related Persons
In accordance with the terms of the Company’s Audit Committee Charter, the Audit Committee is required to review and approve all related person transactions on an ongoing basis. A related person transaction, as defined in Item 404(a) of Regulation S-K, is any transaction, arrangement or relationship in which the Company is a participant, the amount involved exceeds $120,000, and one of the Company’s executive officers, directors, director nominees, or 5% stockholders (or their immediate family members) has a direct or indirect material interest. During 2009 there were no related person transactions.
Director Independence
The Board of Directors has determined that, except for Richard H. Friedman and Richard M. Smith, each of its current directors is independent within the meaning of Rule 4200(a)(15) of the NASDAQ listing standards.
Item 14. Principal Accountant Fees and Services
     The following table shows the aggregate fees billed to the Company by Ernst & Young LLP for services rendered during the years ended December 31, 2008 and 2009:

	Years Ended December 31,
Description of Fees	2008	2009
Audit Fees	1,331,000	1,314,003
Audit Related Fees	—	—
Tax Fees (1)	—	—
All Other Fees	—	341,000

Total Fees	1,331,000	1,655,003

(1)	In 2008 and 2009 Ernst & Young LLP did not provide any tax compliance, tax advice, or tax planning services, all of which services were provided by PriceWaterhouseCoopers LLP. Fees billed by PriceWaterhouseCoopers LLP in 2008 and 2009 for tax compliance, tax advice, and tax planning services were $286,340 and $210,950, respectively. Fees billed by PriceWaterhouseCoopers, LLP in 2008 and 2009 included FIN 48 and state tax planning expenses.

Audit Fees
Audit fees consist of the aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s financial statements as of and for the years ended December 31, 2008 and 2009, its reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2008 and 2009 as well as significant additional work relating to the performance of Sarbanes-Oxley Section 404 attest services in 2008 and 2009.
Tax Fees
Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice, and tax planning.
All Other Fees
All other fees consist of the aggregate fees for professional services rendered by Ernst & Young LLP other than those described above and include transaction due diligence in connection with merger and acquisition related activity, including the Company’s acquisition of CHS.
Pre-Approval of Audit and Non-Audit Services
In accordance with the provisions of the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services, and the related fees, provided to the Company by its independent auditors, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible under the Exchange Act or the rules of the Commission. Accordingly, the Audit Committee pre-approved all services and fees provided by Ernst & Young LLP during the year ended December 31, 2009 and has concluded that the provision of these services is compatible with the accountant’s independence.
During the year ended December 31, 2009, none of the total hours expended on the audit of the Company’s financial statements by Ernst & Young LLP were provided by persons other than full time employees of Ernst & Young LLP.

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.
By:	/s/ Barry A. Posner
Barry A. Posner, EVP and General Counsel

Date: May 5, 2010