Form 10-Q
period 2010-03-31
BioScrip, Inc.
filed 2010-05-05
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

        On April 30, 2010, there were 53,589,229 outstanding shares of the registrant’s common stock, $.0001 par value per share.

EXHIBIT 31.1 - CEO 302 CERTIFICATE
EXHIBIT 31.2 - CFO 302 CERTIFICATE
EXHIBIT 32.1 - CEO 906 CERTIFICATE
EXHIBIT 32.2 - CFO 906 CERTIFICATE

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$37,245	$-
Receivables, less allowance for doubtful accounts of $13,113 and $11,504 at March 31, 2010 and December 31, 2009, respectively	179,212	151,113
Inventory	60,406	51,256
Deferred taxes	23,218	12,913
Prepaid expenses and other current assets	13,379	3,999
Total current assets	313,460	219,281
Property and equipment, net	22,514	15,454
Deferred taxes	13,848	26,793
Goodwill	328,683	24,498
Intangible assets, net	25,024	-
Deferred financing costs	6,042	-
Other non-current assets	4,992	1,194
Total assets	$714,563	$287,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$-	$30,389
Current portion of long-term debt	2,628	-
Accounts payable	81,648	74,535
Notes payable	2,250	-
Claims payable	2,070	4,068
Amounts due to plan sponsors	14,194	4,938
Deferred revenue	3,657	-
Accrued expenses and other current liabilities	28,247	14,273
Total current liabilities	134,694	128,203
Long-term debt, net of current portion	316,690	-
Income taxes payable	5,980	2,437
Other non-current liabilities	911	787
Total liabilities	458,275	131,427
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; shares issued: 55,980,327 and 42,766,478, respectively; shares outstanding; 53,014,245 and
39,675,865, respectively	6	4
Treasury stock, shares at cost: 2,652,917 and 2,647,613, respectively	(10,478)	(10,367)
Additional paid-in capital	362,450	254,677
Accumulated deficit	(95,690)	(88,521)
Total stockholders' equity	256,288	155,793
Total liabilities and stockholders' equity	$714,563	$287,220

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$335,068	$325,749
Cost of revenue	296,150	289,759
Gross profit	38,918	35,990
Selling, general and administrative expenses	36,354	30,327
Bad debt expense	3,650	1,380
Acquisition and integration expenses	5,040	-
Amortization of intangibles	176	-
(Loss) income from operations	(6,302)	4,283
Interest expense, net	3,169	594
(Loss) income before income taxes	(9,471)	3,689
Tax (benefit) provision	(2,302)	404
Net (loss) income	$(7,169)	$3,285
(Loss) income per common share
Basic	$(0.18)	$0.08
Diluted	$(0.18)	$0.08
Weighted average common shares outstanding
Basic	40,825	38,709
Diluted	40,825	38,787

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(7,169)	$3,285
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,484	1,111
Amortization on intangible assets	176	-
Amortization on interest and deferred financing costs	524	-
Change in deferred income tax	9,671	197
Compensation under stock-based compensation plans	804	776
Bad debt expense	3,650	1,380
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	5,028	12,657
Inventory	(5,388)	6,187
Prepaid expenses and other assets	(6,810)	(478)
Accounts payable	3,966	(9,595)
Claims payable	(1,998)	(339)
Amounts due to plan sponsors	1,075	53
Accrued expenses and other liabilities	(26,304)	173
Net cash (used in) provided by operating activities	(21,291)	15,407
Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(1,442)	(1,077)
Cash consideration paid to CHS, net of cash acquired	(92,464)	-
Net cash used in investing activities	(93,906)	(1,077)
Cash flows from financing activities:
Proceeds from new credit facility, net of fees paid to issuers	319,000	-
Borrowings on line of credit	300,310	329,480
Repayments on line of credit	(330,699)	(343,777)
Principal payments on long-term debt	(128,952)	-
Deferred financing costs paid for new credit facility	(7,394)	-
Net proceeds from exercise of employee stock compensation plans	288	-
Surrender of stock to satisfy minimum tax withholding	(111)	(33)
Net cash provided by (used in) financing activities	152,442	(14,330)
Net change in cash and cash equivalents	37,245	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$37,245	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,665	$593
Cash paid during the period for income taxes	$365	$205

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.  AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2009 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2010. These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  On March 25, 2010, the Company acquired Critical Homecare Solutions Holdings, Inc. (“CHS”) (see Note 3 of Notes to the Unaudited Consolidated Financial Statements).  Since that time, CHS’ financial results have been consolidated with the Company’s financial statements.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date.  There have been no subsequent events that require recognition or disclosure in the financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration amongst deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. The Company is evaluating the amendment provisions of ASU 2009-13 and does not believe it will have a material impact on its financial condition, results of operations or cash flows.

NOTE 3 – ACQUISITIONS

On March 25, 2010, the Company acquired 100 percent of CHS, a leading provider of comprehensive home infusion therapy and home nursing products and services to patients suffering from acute and chronic conditions.  The home infusion business provides for infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients in the home.  Its home nursing service operations provides nursing and therapy visits as well as private duty nursing services to patients in the home.  The Company’s acquisition of CHS added 35 specialty infusion pharmacies, including 16 ambulatory treatment centers (“ATC”) across 22 states, and 33 nursing locations to the Company’s existing platform and creates one of the largest independent specialty pharmacy and home infusion providers in the US.

Consideration

The following table sets forth the consideration transferred in connection with the acquisition of CHS and the aggregate purchase price allocated as of March 25, 2010 (in thousands).

Fair value of equity consideration:
BioScrip common stock issued (13.1 million shares)	$91,614
BioScrip warrants issued (3.4 million warrants)	12,268
Rollover options (716,086 options)	2,802
Cash paid to CHS stockholders	99,626
Total consideration conveyed to CHS stockholders	$206,310

Cash paid for merger related expenses incurred by CHS	14,566
Assumption and repayment of CHS debt	128,952
Total amounts paid to execute the merger of CHS	$349,828

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of CHS (in thousands).

Cash and cash equivalents	$7,162
Receivables	36,777
Other current assets	11,867
Property and equipment	7,042
Other assets	4,000
Total assets acquired		66,848
Accounts payable	(3,147)
Notes payable	(2,250)
Amounts due to plan sponsors	(8,180)
Accrued expenses and other current liabilities	(32,853)
Deferred tax liabilities	(14,541)
Total liabilities assumed		(60,971)
Tangible assets acquired, net		$5,877
Intangible assets acquired		25,200
Debt assumed		(128,952)
Goodwill		304,185
Total consideration conveyed to CHS stockholders		$206,310

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill.  The value of the goodwill represents the value the Company expects to be created by combining the operations of the companies including the ability to cross-sell its services on a national basis with an expanded footprint in home infusion and the opportunity to focus on higher margin therapies.  None of the goodwill is deductible for tax purposes.

        In accordance with ASC Topic 805 Business Combinations (“ASC 805”), the allocation of the purchase price is subject to adjustment during the measurement period after the closing date (March 25, 2010) when additional information on assets and liability valuations becomes available.  Due to the proximity of the closing date to quarter-end, the Company has not finalized its valuation of certain assets and liabilities recorded pursuant to the acquisition including intangible assets, the collectability of accounts receivable, amounts due to plan sponsors and deferred taxes.  Thus, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities and residual amounts will be allocated to goodwill.

 Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands).

	Estimated
	Remaining Useful
Fair value of identified intangible assets	Life (in years)	Fair Value
Trademarks/trade names	various	$8,400
Infusion customer relationships	3	7,200
Certificates of need	indefinite	9,600
		$25,200

Impact of Acquisition on Quarterly Financials

The Company has consolidated the results of CHS for the period of control with its own financial results for the quarter.  The impact from the inclusion of CHS’ six days of operating results with the Company’s Consolidated Statements of Operations for the quarter ended March 31, 2010 includes $5.0 million of revenue, $2.4 million of gross profit and $0.3 million in net income.

Pro Forma Results

The following table sets forth the unaudited pro forma combined results of operations as if the acquisition had occurred at the beginning of the periods presented.  Adjustments made to the financial information give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results.  The pro forma financial information does not reflect revenue opportunities and cost savings that the Company expects to realize as a result of the acquisition of CHS.  The pro forma financial information includes acquisition related charges incurred prior to March 31, 2010, and does not reflect estimates of charges related to the integration activity or exit costs that may be incurred by BioScrip in connection with the acquisition in future periods.

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Revenue	$395,847	$391,638
Gross profit	$67,357	$68,037
Gross profit % of revenue	17.0%	17.4%
Net (loss) income	$(17,432)	$3,034
Basic (loss) income per common share	$(0.33)	$0.06
Diluted (loss) income per common share	$(0.33)	$0.06

The pro forma financial information reflects additional amortization of $0.6 million for the quarter ended March 31, 2010 and $0.7 million for the quarter ended March 31, 2009 associated with intangible assets of $25.2 million valued as of March 25, 2010.  The pro forma financial information also reflects additional incremental interest expense and deferred financing fee amortization of $1.7 million for the quarter ended March 31, 2010 and $5.5 million for the quarter ended March 31, 2009.  The pro forma adjustments also include the tax effect of the increased interest expense and deferred financing amortization of $0.6 million for the quarter ended March 31, 2010 and $2.1 million for the quarter ended March 31, 2009.

        The pro forma results for the period ended March 31, 2010 include $23.7 million of acquisition related expenses incurred by both BioScrip and CHS.

NOTE 4 – GOODWILL

The Company follows ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”) in accounting for its goodwill.  Under ASC 350, goodwill is not amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test.  Management assesses impairment in the fourth quarter of each year or whenever there is an impairment indicator.  The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2010 are as follows (in thousands):

	Specialty Pharmacy	Traditional Pharmacy
	Services	Services	Total
Balance as of December 31, 2009	$24,498	$-	$24,498
Goodwill related to CHS acquisition (Note 3)	304,185	-	304,185
Balance as of March 31, 2010	$328,683	$-	$328,683

NOTE 5 – DEBT

In order to finance the acquisition of CHS, the Company entered into a New Credit Facility consisting of a term loan and a new revolving credit facility as well as issued unsecured notes.  At the same time, the Company assumed and paid off the debt of CHS and paid off the prior revolving credit facility.

Prior Credit Facility

Prior to the acquisition of CHS, the Company had a revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  The Facility provided for borrowings up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  On the date of the CHS acquisition, the outstanding balance of $27.0 million was paid in full.

On March 25, 2010, the Company completed its acquisition of CHS. In connection with the financing of the acquisition, the Company entered into certain agreements which are summarized below.

New Credit Facilities

On March 25, 2010, the Company entered into a credit agreement (the “New Credit Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC, as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation, a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The New Credit Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and $50.0 million senior secured revolving credit facility (the “Revolver”), each issued at 98% of their principal amount. The Term Loan matures five years after funding and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceed the borrowing base then in effect, then the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, then the Company is required to repay the Term Loan in an amount sufficient to eliminate such excess.  The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and advances under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the credit line.

Borrowings under the New Credit Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. In addition, borrowings under the New Credit Facility are subject to mandatory prepayment in the event the Company has excess cash flow, as defined in the New Credit Facility. Both the Term Loan and the Revolver have been guaranteed by all of the Company’s subsidiaries and secured by first priority security interests in all of the Company’s assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The New Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  The Company was in compliance with all the covenants contained in the New Credit Facility as of March 31, 2010.

Unsecured Notes

In connection with the acquisition, on March 25, 2010, the Company issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The Company will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future direct and indirect subsidiaries, including all of its subsidiaries in existence as of March 25, 2010.

On or after April 1, 2013, the Company may redeem some or all of the notes at the redemption prices set plus accrued and unpaid interest to the date of redemption.  The redemption premium percentages for notes redeemed are as follows: (a) On or after April 1, 2013, 105.125% of the principal amount, and (b) on or after October 1, 2014, 100.000% of the principal amount.  Prior to April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at the premium of 110.250% of the principal amount thereof,  plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain equity offerings.  In addition, the Company may, at its option, redeem some or all of the notes at any time prior to April 1, 2013, by paying a premium.

Jefferies Finance LLC, (“Jefferies”) was engaged as an investment banker to provide both advisory services in structuring the acquisition, as well as providing the necessary financing on an interim basis (“bridge loan financing”).  Total debt issuance costs related to the notes and Term Loan were $7.4 million.  These amounts will be amortized over the term of the debt facilities.  Fees paid to Jefferies also included $6.0 million related to the Term Loan and Revolver which were paid to the debt issuers, including Jefferies as a minority issuer.  These fees were recorded as a reduction of principal and will accrete over the 5 year term of the credit facility.  Additional fees paid to Jefferies and expensed in the first quarter included $3.0 million in transaction advisory fees and $2.3 million related to the bridge loan financing availability in the event the notes did not sell prior to the closing date of the acquisition.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net (loss) income	$(7,169)	$3,285
Denominator - Basic:
Weighted average number of common shares outstanding	40,825	38,709
Basic (loss) income per common share	$(0.18)	$0.08
Denominator - Diluted:
Weighted average number of common shares outstanding	40,825	38,709
Common share equivalents of outstanding stock options and restricted awards	-	78
Total diluted shares outstanding	40,825	38,787
Diluted (loss) income per common share	$(0.18)	$0.08

The computation of basic and diluted shares for the three months ended March 31, 2010 includes the weighted average effect of the 13.1 million shares issued and outstanding as a result of the acquisition of CHS on March 25, 2010.  The computation of basic and diluted shares for the three months ended March 31, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS and 2.8 million shares of other common stock equivalents as their inclusion would be anti-dilutive.

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 were 5.8 million shares, which are issuable upon the exercise of outstanding stock options.  The inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value of the shares of BioScrip on March 31, 2009.

NOTE 7 – OPERATING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services, the Company has two operating and reportable segments: Specialty Pharmacy Services and Traditional Pharmacy Services.  ASC 280 generally requires an enterprise to report segment information in the same manner in which management internally organizes its business for assessing performance and making decisions regarding allocation of resources.  The Company evaluates the performance of operating segments and allocates resources based on income from operations.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from the Company’s relationships with healthcare primary and third party payors including Plan Sponsors and PBM’s as well as from its relationships with pharmaceutical manufacturers, patients and physicians.

The Specialty Pharmacy Services segment consists of the Company’s specialty pharmacy distribution and therapy management services.  Specialty Pharmacy Services distribution occurs locally through community pharmacies, centrally through mail order facilities and through the Company’s infusion pharmacies for patients requiring infused medications in the home or infused at a variety of sites including the Company’s ambulatory infusion sites.  All Specialty Pharmacy Services target certain specialty medications that are used to treat patients living with chronic and other complex healthcare conditions.

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

Immediately upon consummating the acquisition, the Company began integrating the operations of CHS into BioScrip, and the Company believes that its organization structure and related segment reporting may change.  The Company is currently evaluating how to review and evaluate the operating performance of and allocate resources to the operating units following the acquisition of CHS.

For the quarter ended March 31, 2010, the Company has included the results of CHS in its Specialty Pharmacy Services segment.

Segment Reporting Information
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Results of Operations:
Revenue:
Specialty Pharmacy Services	$286,276	$274,323
Traditional Pharmacy Services	48,792	51,426
Total	$335,068	$325,749
(Loss) income from operations:
Specialty Pharmacy Services	$(6,550)	$1,638
Traditional Pharmacy Services	248	2,645
Total	(6,302)	4,283
Interest expense	3,169	594
Income tax (benefit) expense	(2,302)	404
Net (loss) income:	$(7,169)	$3,285
Capital expenditures:
Specialty Pharmacy Services	$1,146	$943
Traditional Pharmacy Services	296	134
Total	$1,442	$1,077
Depreciation Expense:
Specialty Pharmacy Services	$1,235	$929
Traditional Pharmacy Services	249	182
Total	$1,484	$1,111
Total Assets
Specialty Pharmacy Services	$559,807	$163,455
Traditional Pharmacy Services	154,756	63,722
Total	$714,563	$227,177

NOTE 8 – STOCK-BASED COMPENSATION PLANS

BioScrip Equity Incentive Plans

Under the Company’s 2008 Equity Incentive Plan (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  As of March 31, 2010, 342,753 shares remained available for grant under the 2008 Plan.  Upon the effective date of the 2008 Plan the Company ceased making grants under the 2001 Plan.  The 2008 Plan and the 2001 Plan are administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.

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

BioScrip/CHS Equity Plan

Effective upon the acquisition, the CHS 2006 Equity Incentive Plan was renamed as the “BioScrip/CHS 2006 Equity Incentive Plan” (the “BioScrip/CHS Plan”).  There were 13,000,000 shares adopted by BioScrip and originally authorized under the CHS 2006 Equity Incentive Plan.  These shares available for issuance under the BioScrip/CHS Plan were converted to shares of BioScrip common stock and adjusted using an exchange ratio defined by the merger agreement, and equal a total of 3,106,315 shares of BioScrip common stock available under the BioScrip/CHS Plan.

Of the options authorized and outstanding on the date of the acquisition, 716,086 options (2,996,875 options prior to conversion using the exchange ratio) were designated as “rollover” options.  These rollover options were issued to the top five executives of CHS, and otherwise remain subject to the term of the BioScrip/CHS Plan, as amended, and were 100% vested on the date of conversion.  Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to a rollover option that expire before all or any part of the shares of BioScrip stock subject to such option have been purchased pursuant to the exercise of such option shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares (10,003,125 shares prior to conversion using the exchange ratio) remain authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip, or an affiliate or subsidiary of BioScrip prior to such acquisition.

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

The Company recognized compensation expense related to stock options of $0.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  This model only includes BioScrip stock and does not include the stock options issued under the BioScrip/CHS plan as those options have all vested as of the acquisition date.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	64.0%	65.1%
Risk-free interest rate	3.69%	2.67%
Expected life of options	5.2 years	5.6 years
Dividend rate	-	-
Fair value of options	$4.08	$1.17

At March 31, 2010, there was $2.7 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 1.9 years.

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

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $0.5 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 0.7 years.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various Plan Sponsors are served accounted for, in the aggregate, approximately 14% of revenues during the three month periods ended March 31, 2010 and 2009, respectively, and 13% and 17% of accounts receivable as of March 31, 2010 and 2009, respectively.

NOTE 10 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

The Company’s benefit from income taxes was $2.3 million with an effective tax rate of 24.3%, for the quarter ended March 31, 2010.  The effective tax rate of 24.3% is below the statutory rate due to the CHS acquisition related costs which were treated as a discrete item for tax purposes.  The provision for income taxes for the quarter ended March 31, 2009 was $0.4 million with an effective tax rate of 11.0%.  In 2009, the Company maintained a valuation allowance against it deferred tax assets.  The effective tax rate of 11.0% was below the statutory rate, due to a reduction in the Company’s valuation allowance associated with the expected utilization of a portion of net operating losses in 2009.

The Company and its subsidiaries file income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of March 31, 2010, U.S. tax returns for 2005, 2006, 2007 and 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 11 – SECURITY INTEREST AND LETTERS OF CREDIT

On March 25, 2010, as a result of the acquisition, the Company and its primary drug wholesaler entered into an agreement to amend the Existing Prime Vendor Agreement regarding the primary drug wholesaler’s first priority lien previously held.  The primary drug wholesaler agreed to the subordination of liens securing the Company’s obligations under the Second Priority Financing Documents to the Liens securing the First Priority Claims, upon the terms and subject to the conditions set forth in the Agreement.

In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At March 31, 2010, there was $2.8 on deposit as collateral for these LCs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (this “Report”).

This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	Our expectations regarding financial condition or results of operations in future periods;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding economic and business conditions;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;
•	our ability to maintain contracts and relationships with our customers;
•	sales and marketing efforts;
•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;
•	future capital expenditures;
•	our ability to successfully complete the integration of Critical Homecare Solutions Holdings, Inc. (“CHS”) and subsidiaries and realize the anticipated synergies of the acquisition;
•	our revenues following the merger;
•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreement;
•	our ability to hire and retain key employees; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. This Report contains information regarding important factors that could cause such differences. These factors include, among other things:

•
Risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, pharmacy benefit management and specialty pharmaceutical distribution organizations;

•	unfavorable economic and market conditions;
•	reductions in Federal and state reimbursement;
•	delays or suspensions of Federal and state payments for services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers;
•	unforeseen problems arising from contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy system;
•	increases or other changes in the Company’s acquisition cost for its products;
•	increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources, could have the effect of reducing prices and margins;
•	the significant indebtedness incurred to complete the acquisition may limit our ability to execute our business strategy and increase the risk of default under our debt obligations; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

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

We offer comprehensive support, dispensing and distribution, patient care management, data reporting as well as a range of other complex therapy management services for certain chronic health conditions. We also provide traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management services. We own and operate 43 specialty pharmacies comprised of community pharmacies, located in major metropolitan areas across the United States, mail order pharmacies, and infusion pharmacies. The patients we service typically have prescription or medical drug coverage through commercial insurance, Medicare, Medicaid and/or other governmental programs, and we are primarily reimbursed by the patient’s insurer. Our specialty programs are designed to optimize the therapeutic outcomes for patients while achieving plan sponsors’ and/or pharmaceutical manufacturer’s program goals. These goals include appropriate utilization of therapies, improved patient compliance and adherence rates, reduced expenditures through discounted drug rates and utilization reporting.

Our business is currently reported under two operating segments: (i) Specialty Pharmacy Services, and (ii) Traditional Pharmacy Services.  Our Specialty Pharmacy Services segment includes comprehensive support, dispensing and distribution, patient care management, data reporting, as well as a range of other complex therapy management services for certain chronic health conditions, as well as all nursing services.  The medications we dispense include oral, injectable and infusible medications used to treat patients living with chronic, acute and other complex health conditions and are provided to patients and physicians.  Our Traditional Pharmacy Services segment consists mainly of traditional mail service pharmacy fulfillment, and to a lesser extent, prescription discount card programs and fully funded pharmacy benefit management services.

Revenues from Specialty Pharmacy Services and Traditional Pharmacy Services are derived from our relationships with healthcare primary and third-party payors including Plan Sponsors and PBM’s, as well as from our relationship with pharmaceutical manufacturers, patients and physicians.

Our Specialty Pharmacy Services are marketed and/or sold to Plan Sponsors, pharmaceutical manufacturers, physicians, and patients, and target certain specialty medications that are used to treat patients living with chronic, acute and other complex health conditions. These services include the distribution of biotech and other high cost injectable, oral and infusible prescription medications, the administration of these drugs by IV certified nurses, and the provision of therapy management services.

Our Traditional Pharmacy Services are marketed to Plan Sponsors and are designed to promote a broad range of cost-effective, clinically appropriate pharmacy services through our own mail service distribution facilities and national pharmacy retail network. We also administer prescription discount card programs on behalf of commercial Plan Sponsors, most typically third party administrators, as well as PBM services. Under such programs we derive revenue on a per claim basis from the dispensing network pharmacy.

On March 25, 2010, we acquired CHS and its subsidiaries, a leading provider of home infusion and home nursing products and services and products to patients suffering from chronic and acute medical conditions.  CHS has two business areas: home infusion therapy, which includes the provision of respiratory therapy and home medical equipment, and home nursing.  Through its home infusion therapy segment, CHS provides for infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients in the home.  CHS provides nursing and therapy visits as well as private duty nursing services to patients in the home.  Our acquisition of CHS created one of the largest independent specialty pharmacy and home infusion providers in the United States, and will add 35 specialty infusion pharmacies, including 16 Ambulatory Treatment Centers (“ATC”) across 22 states, and 33 nursing locations to our existing platform.  We believe that the acquisition of CHS provides us the ability to cross-sell all of our services on a national basis, enabling accelerated pull-through opportunities with our existing payors, as well as more than 450 payor relationships from CHS.  This acquisition also significantly expands our national footprint with the addition of a strong regional and local management team.  In addition to broadening our clinical services organization and expertise, the acquisition of CHS will allow our sales force to focus its efforts on the sale of higher margin therapies, which are expected to increase our profit margins.

We believe that the combined company will have a number of competitive strengths, including:

•	Attractive independent and local competitive position with significant national platform and infrastructure,
•	diversified payor base with limited reliance on government payors,
•	effective care management clinical programs that produce positive clinical outcomes,
•	attractive and diversified therapeutic focus within the home infusion market, and
•	experienced management team with recognized financial sponsor support.

We have developed a detailed integration plan which includes sales targets and growth opportunities designed to leverage the new platform and implementation of cost savings and operating synergies to reduce the combined company’s sales, general and administrative (“SG&A”) expenses as well as improve our gross profit.  Projected cost savings include the elimination of duplicate corporate management roles and reduced drug acquisition and operating costs as a result of increased combined purchase volumes.  The integration plan also includes the consolidation of information systems over the next year and the optimization of operations across the combined organization.

Immediately upon consummating the acquisition, we began integrating the operations of CHS into BioScrip, and as such we believe that our organization structure and related segment reporting may change.  We are currently evaluating how to review and evaluate the operating performance of and allocate resources to the operating units following the acquisition of CHS. For the quarter ended March 31, 2010, we included the results of CHS in our Specialty Pharmacy Services segment.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended March 31, 2010. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Results of Operations

In the following Management’s Discussion and Analysis, we provide a discussion of reported results for the three months ended March 31, 2010 as compared to the same period a year earlier.  The results for the three months ended March 31, 2010 include CHS results for the six day period following the acquisition (in thousands).

	Three Months Ended March 31,
						Change due	Increase
						CHS Operations	(Decrease)
						March 26 to	Excluding
	2010		2009		Change	March 31, 2010	CHS Operations
Revenue	$335,068		$325,749		$9,319	$5,011	$4,308
Gross profit	$38,918	11.6%	$35,990	11.0%	$2,928	$2,390	$538
(Loss) income from operations	$(6,302)	-1.9%	$4,283	1.3%	$(10,585)	$551	$(11,136)
Interest expense, net	$3,169	0.9%	$594	0.2%	$2,575	$-	$2,575
(Loss) income before income taxes	$(9,471)	-2.8%	$3,689	1.1%	$(13,160)	$551	$(13,711)
Net (loss) income	$(7,169)	-2.1%	$3,285	1.0%	$(10,454)	$336	$(10,790)

Revenue. Revenue for the first quarter of 2010 was $335.1 million as compared to revenue of $325.7 million in the first quarter of 2009.  Specialty Pharmacy Services revenue for the first quarter of 2010 was $286.3 million as compared to revenue of $274.3 million for the same period a year ago, an increase of $12.0 million, or 4.4%. That increase is primarily due to revenues on new contracts and expansion of the number of patients served on existing contracts as well as drug inflation.  Our increase in revenues were partially offset by loss of Specialty Pharmacy Services revenue due to the effects of the termination of the United Health Care HIV/AIDS and solid organ transplant programs in the first quarter of 2009.  Excluding revenues associated with these programs, Specialty Pharmacy Services organic revenue growth would have been 9.4%.  CHS revenues contributed $5.0 million of revenue during the quarter.  Traditional Pharmacy Services revenue for the first quarter of 2010 was $48.8 million, as compared to revenue of $51.4 million in the first quarter of 2009, a decrease of $2.6 million, or 5.1%. The decrease was primarily attributable to the termination of certain PBM contracts.

Cost of Revenue and Gross Profit.  Cost of revenue for the first quarter of 2010 was $296.2 million as compared to $289.8 million for the same period in 2009.  Gross margin dollars during the first quarter of 2010 were $38.9 million as compared to $36.0 million for the first quarter of 2009, an increase of $2.9 million. Gross margin as a percentage of revenue increased to 11.6% in the first quarter of 2010 from 11.0% in the first quarter of 2009.  The increase in gross margin percentage from 2009 to 2010 is primarily the result the acquisition of CHS which operated at gross margin of 47.7% for the period March 26, 2010 through March 31, 2010.

Selling, General and Administrative Expenses. SG&A for the first quarter of 2010 were $41.4 million, or 12.4% of total revenue, as compared to $30.3 million, or 9.3% of total revenue, for the same period in 2009. The increase in SG&A is primarily due to $5.0 million of acquisition and integration related expenses.  Excluding acquisition expenses, SG&A was $36.4 million for the first quarter of 2010, an increase of $6.1 million, or 20.1%.  The increase excluding acquisition costs was primarily due to an increase in wages and salaries of $2.5 million to strengthen the management and sales team, an increase of $0.9 million in brokers fees related to growth in our prescription discount card business, and an increase in depreciation of $0.3 million related to implementing our new pharmacy dispensing system.

Bad Debt Expense. For the first quarter of 2010, bad debt expense was $3.7 million, or 1.1% of revenue, as compared to $1.4 million, or 0.4% of revenue, in the first quarter of 2009. Of this $2.3 million increase, $1.5 million is related to an increased provision related to uncollected receivables remaining under the Centers for Medicare and Medicaid (“CMS”) Competitive Acquisition Program (“CAP”) contract which was terminated effective December 31, 2008.  The remaining net CAP receivable balance at March 31, 2010 is $3.4 million.  Although the Federal and state governmental agency process to collect these amounts has become protracted, we are pursuing these monies diligently and believe our reserves are sufficient.  The remaining increase in bad debt in the first quarter of 2010 relative to 2009 is due to the provision returning to more normalized levels.

Acquisition and Integration Expense. For the first quarter of 2010 we recorded $5.0 million of costs related to the acquisition of CHS.  These costs were primarily related to legal legal, audit and financial advisory fees as well as other various expenses such as rating agency and filing fees associated with the acquisition of a business and required regulatory filings.  We did not have any acquisition related expenses in the first quarter of 2009.

Amortization of Intangibles.  For the first quarter of 2010 we recorded amortization of intangibles of $0.2 million as a result of the acquisition of CHS.  There was no amortization of intangibles recorded in the first quarter of 2009.

Net Interest Expense. Net interest expense was $3.2 million for the first quarter of 2010 as compared to $0.6 million for the same period a year ago.  The increase in interest is due to our acquisition of CHS, which includes a $2.3 million finance fee related to the bridge loan financing that may have been required if the unsecured notes had not been sold by the time the acquisition was finalized.

Provision for Income Taxes Provision for Income Taxes. An income tax benefit of $2.3 million was recorded for the first quarter of 2010 on pre-tax net loss of $9.5 million, reflecting a 24.3% effective tax rate.  The effective tax rate for the quarter is below the statutory rate due to the CHS acquisition related costs which were treated as a discrete item for tax purposes.  This compares to $0.4 million of income tax expense on a pre-tax income of $3.7 million, an 11.0% effective tax rate for the same period a year ago.  The 11.0% effective tax was below the statutory rate, due to a reduction in the Company’s valuation allowance associated with the expected utilization of a portion of net operating losses in 2009.

Net (Loss) Income and (Loss) Income Per Share. Net loss for the first quarter of 2010 was $7.2 million, or $0.18 per diluted share, which includes net income of $0.3 million from the acquisition of CHS.  This compares to net income of $3.3 million, or $0.08 per diluted share, for the same period last year.

Non-GAAP measures.  The following reconciliation of GAAP Net (Loss) Income to EBITDA and Adjusted EBITDA is provided as a measure of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  EBITDA is a primary objective of the management bonus plan for 2010 and is used in calculations pertaining to term loan debt covenants. EBITDA is net income or loss less interest expense or income, tax expense, depreciation and amortization. Adjutsted EBITDA adds back equity-based compensation expense, the write-off of receivables owed at the time the CAP contract terminated and acquisition and integration costs relating to the purchase of CHS.

Reconciliation between GAAP and Non-GAAP Measures
(in thousands)
(unaudited)

	Three Months
	March 31,
	2010	2009
Net (Loss) income	$(7,169)	$3,285
Addback items:
Depreciation and amortization	1,660	1,111
Interest expense, net	3,169	594
Taxes	(2,302)	404
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$(4,642)	$5,394
Addback items:
Acquisition and integration related costs, excluding finance fees	5,040	-
Bad debt expense related to CAP contract termination	1,483	-
Stock-based compensation expense	804	776
Adjusted EBITDA	$2,685	$6,170

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities totaled $21.3 million during the first three months of 2010 as compared to $15.4 million of cash provided by operating activities during the first three months of 2009.  The decrease in cash provided by operating activities was primarily the result of a net loss of $7.2 million for the quarter, which includes acquisition related operating expenses and financing fees of $7.3 million.  Other charges which contributed to the net loss but had no impact on cash from operations were changes in deferred income tax of $9.7 million, bad debt of $3.7 million, which includes a $1.5 million write off in relation to the terminated CAP contract, depreciation of $1.5 million, stock-based compensation expense of $0.8 million and amortization of intangibles and interest cost of $0.7 million. Also contributing to the decline in cash provided from operations was the use of $26.3 million of cash to pay off accrued expenses and other liabilities, primarily relating to the acquisition of CHS, $6.8 million of cash used for prepaid expenses and $5.4 million of cash used  during the quarter ended March 31, 2010 for inventory related supply chain initiatives.  Offsetting these uses of cash were $4.0 million increase in accounts payable, due to the timing of vendor payments, which was partially offset by a $5.0 million decrease in accounts receivable due to collections in the quarter.

Net cash used in investing activities during the first three months of 2010 was $93.9 million compared to $1.1 million for the same period in 2009.  The cash used was primarily related to the acquisition of CHS.

Net cash provided by financing activities during the first three months of 2010 was $152.4 million, primarily due to the issuance of notes and the New Credit Facility (defined below).  This was partially offset by the payoff of the long-term debt assumed in the CHS acquisition as well as the payoff of the prior line of credit and payment of financing related costs related to the note issuance and the New Credit Facility.  For the first quarter of 2009, the net cash of $14.3 million used in financing activities was due to an increase in payments on our original credit facility.

Prior to March 25, 2010, we had a revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  The Facility provided for borrowings of up to $85.0 million at the London Inter-Bank Offered Rate (“LIBOR”) or a pre-determined minimum rate plus the applicable margin and other associated fees.  On March 25, 2010 the outstanding balance of $27.0 million was paid in full.

On March 25, 2010, we entered into a credit agreement (the “New Credit Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC, as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation, a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The New Credit Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and $50.0 million senior secured revolving credit facility (the “Revolver”), each issued at 98% of their principal amount. The Term Loan matures five years after funding and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceed the borrowing base then in effect, then we are required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, then we are  required to repay the Term Loan in an amount sufficient to eliminate such excess. The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and advances under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the credit line.

Borrowings under the New Credit Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. In addition, borrowings under the New Credit Facility are subject to mandatory prepayment in the event we have excess cash flow, as defined in the New Credit Facility. Both the Term Loan and the Revolver have been guaranteed by all of our subsidiaries and secured by first priority security interests in all of our assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The New Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  We were in compliance with all the covenants contained in the New Credit Facility as of March 31, 2010.

        We issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The notes will bear interest at a rate of 10¼% per annum.  We will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing and future direct and indirect subsidiaries, including all of our subsidiaries in existence as of March 25, 2010.

On or after April 1, 2013, we may redeem some or all of the notes at the redemption prices set plus accrued and unpaid interest to the date of redemption.  The redemption premium percentages for notes redeemed are as follows: (a) On or after April 1, 2013, 105.125% of the principal amount, and (b) on or after October 1, 2014, 100.0% of the principal amount.  Prior to April 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at the premium of 110.250% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain equity offerings.  In addition, we may, at our option, redeem some or all of the notes at any time prior to April 1, 2013, by paying a premium.

At March 31, 2010, we had working capital of $178.8 million compared to $91.1 million at December 31, 2009.  The increase was primarily due to the acquisition of CHS.  We have also made substantial information technology (“IT”) systems investments to improve efficiencies, internal controls, and data reporting.  We believe that our cash on hand, together with funds available under the Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At March 31, 2010 we had Federal net operating loss carryforwards available to us of approximately $18.0 million, of which $3.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  We have post apportioned state net operating loss carryforwards remaining of approximately $8.1 million, the majority of which will begin expiring in 2017 and later.

On March 25, 2010, as a result of the acquisition, we and our primary drug wholesaler entered into an agreement to amend the Existing Prime Vendor Agreement regarding the primary drug wholesaler’s first priority lien previously held.  The primary drug wholesaler agreed to the subordination of liens securing our obligations under the Second Priority Financing Documents to the Liens securing the First Priority Claims, upon the terms and subject to the conditions set forth in the Agreement.

In addition, in the ordinary course of business, we obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At March 31, 2010, there was $2.8 of cash on deposit as collateral for these LCs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At March 31, 2010 we had $316.7 million of long-term debt with approximately $97.4 million subject to variable interest rates and $2.6 million of short term debt, which were also subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under New Credit Facility discussed in Item 2 of this Report, A 1% increase in current market interest rates would have approximately $1.0 million impact on our annual interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments.

At March 31, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others, debt and line of credit approximate fair value due to their short-term nature.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of March 31, 2010, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

Except as set forth below, during the three months ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On March 25, 2010 we completed our acquisition of CHS.  As permitted by the Securities and Exchange Commission, management has elected to exclude CHS from management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), a Company subsidiary, was sued by Alexander Infusion, LLC, a New York based home infusion company in the Supreme Court of the State of New York.  The complaint alleges principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander after failing to satisfy the conditions to PHCS’s obligation to close. Alexander has sued for $2.5 million in damages.  The Company believes Alexander’s claims to be without merit and intends to continue to defend against the allegations vigorously.

Item 1A. Risk Factors

Please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) and incorporated herein by reference.  There have been no material changes to the risk factors described in our most recent Form 10-K, other than related to the acquisition of CHS, as described below:

If we are unable to manage our growth profitability after the acquisition is completed, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with CHS.  Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems.  We expect to spend approximately $3.0 million of integration-related capital expenditures in the first 12 months after completion of the merger and to incur $5.0 million of integration-related non-recurring expenses during that 12-month period.  If the integration-related expenses and capital expenditure requirements are greater than anticipated, or if we are unable to manage our growth profitably after the acquisition, our financial condition and results of operations may suffer.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs after the acquisition.

CHS’s home nursing business relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of its patients.  We will be competing for personnel with other providers of home health services.  Our ability to attract and retain caregivers will depend on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries.  There can be no assurance that we will be successful in any of these areas.  In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate.  As a result, we may face higher costs to attract caregivers and we may have to provide them with more attractive benefit packages than originally anticipated, either of which could cause our profitability to decline.  Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, we cannot assure that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel.  If we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources.

Subject to certain limitations, the CHS Stockholders and certain optionholders of CHS may sell our common stock beginning six months following the closing of the merger, which could cause our stock price to decline.

The shares of our common stock issued in connection with the acquisition of CHS are restricted, but may be sold following the acquisition under certain circumstances.  We have entered into a stockholders’ agreement with the stockholders of CHS and certain optionholders of CHS that received our common stock in connection with the acquisition, pursuant to which we have agreed to register their shares of common stock with the SEC in order to facilitate sales of those shares.  The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

The significant indebtedness incurred to complete the acquisition imposed operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We assumed an aggregate of approximately $325.0 million of indebtedness (not including up to $50.0 million that would also be available under our new revolving credit facility) in connection with the acquisition. The terms of our new credit facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to, among other things:

•	incur indebtedness or liens;
•	make investments or capital expenditures;
•	engage in mergers, acquisitions or asset sales;
•	declare dividends or redeem or repurchase capital stock;
•	modify our organizational documents; and
•	change our fiscal year.

These covenants may adversely affect our ability to finance future operations or limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants may also restrict our flexibility in planning for changes in our business and the industry and make us more vulnerable to economic downturns and adverse developments.

Our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. In addition, our credit facilities have interest payments that are subject to variable interest rates and are therefore dependent upon future fluctuations in interest rates, which are beyond our control. We cannot provide assurance that our business operations will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we may be leveraged as a result of the indebtedness incurred in connection with the merger or otherwise could materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes, could make us more vulnerable to general adverse economic, regulatory and industry conditions, could limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, could place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt.

Item 4. Removed and Reserved

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

BIOSCRIP, INC.

Date: May 5, 2010	/s/ Phillip J. Keller
Phillip J. Keller, Senior Vice President of Finance and
Principal Accounting Officer