Form 10-Q/A
period 2010-03-31
BioScrip, Inc.
filed 2010-06-17
CIK 1014739

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three month period ended March 31, 2010 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission on May 5, 2010. This Amendment is being filed to replace the signature page to the Original Form 10-Q, which was executed by Phillip J. Keller, our Senior Vice President of Finance, with the signature page included herein, which was executed by Stanley G. Rosenbaum, our Chief Financial Officer and Treasurer.

Except as described above, no other amendments have been made to the Original 10-Q. All other Items of the Original 10-Q are unaffected by this Amendment. This Amendment does not reflect events occurring after May 5, 2010 or modify or update the disclosure contained in the Original 10-Q in any way other than as required to reflect the revision discussed above.

Item 6. Exhibits

(a)  Exhibits.

Exhibit 3.1
Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2
Amendment to Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-28740) filed with the SEC on June 10, 2010)

Exhibit 3.3
Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2009, accession No. 0001014739-09-000029)

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

BIOSCRIP, INC.

Date: June 17, 2010	/s/ Stanley G. Rosenbaum
Stanley G. Rosenbaum, Chief Financial Officer,
Treasurer and Principal Financial Officer