Form 10-Q
period 2010-06-30
BioScrip, Inc.
filed 2010-08-03
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

        On July 30, 2010, there were 53,659,131 outstanding shares of the registrant’s common stock, $.0001 par value per share.

EXHIBIT 10.1 - SECOND AMENDMENT ABDC PRIME VENDOR AGREEMENT
EXHIBIT 31.1 - CEO 302 CERTIFICATE
EXHIBIT 31.2 - CFO 302 CERTIFICATE
EXHIBIT 32.1 - CEO 906 CERTIFICATE
EXHIBIT 32.2 - CFO 906 CERTIFICATE

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$34,573	$-
Receivables, less allowance for doubtful accounts of $14,305 and $11,504
at June 30, 2010 and December 31, 2009, respectively	193,049	151,113
Inventory	54,088	51,256
Deferred taxes	21,705	12,913
Prepaid expenses and other current assets	14,529	3,999
Total current assets	317,944	219,281
Property and equipment, net	22,982	15,454
Deferred taxes	21,354	26,793
Goodwill	319,848	24,498
Intangible assets, net	24,329	-
Deferred financing costs	6,475	-
Other non-current assets	5,774	1,194
Total assets	$718,706	$287,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$-	$30,389
Current portion of long-term debt	3,031	-
Accounts payable	71,521	74,535
Notes payable	2,250	-
Claims payable	2,672	4,068
Amounts due to plan sponsors	15,272	4,938
Deferred revenue	3,821	-
Accrued expenses and other current liabilities	35,352	14,273
Total current liabilities	133,919	128,203
Long-term debt, net of current portion	315,928	-
Income taxes payable	6,168	2,437
Other non-current liabilities	1,036	787
Total liabilities	457,051	131,427
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued:
56,297,387 and 42,766,478, respectively; shares outstanding; 53,370,223 and
39,675,865, respectively	6	4
Treasury stock, shares at cost: 2,656,499 and 2,647,613, respectively	(10,478)	(10,367)
Additional paid-in capital	364,689	254,677
Accumulated deficit	(92,562)	(88,521)
Total stockholders' equity	261,655	155,793
Total liabilities and stockholders' equity	$718,706	$287,220

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$412,030	$328,749	$747,098	$654,498
Cost of revenue	338,506	290,361	634,657	580,120
Gross profit	73,524	38,388	112,441	74,378
Selling, general and administrative expenses	54,674	31,607	91,028	61,933
Bad debt expense	3,578	1,597	7,227	2,977
Acquisition and integration expenses	1,059	-	6,099	-
Amortization of intangibles	695	-	871	-
Income from operations	13,518	5,184	7,216	9,468
Interest expense, net	8,224	430	11,393	1,024
Income (loss) before income taxes	5,294	4,754	(4,177)	8,444
Tax (benefit) provision	2,166	377	(136)	782
Net income (loss)	$3,128	$4,377	$(4,041)	$7,662
Income (loss) per common share
Basic	$0.06	$0.11	$(0.09)	$0.20
Diluted	$0.06	$0.11	$(0.09)	$0.20
Weighted average common shares outstanding
Basic	53,310	38,748	47,101	38,729
Diluted	54,805	39,227	47,101	39,026

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,041)	$7,662
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation	3,808	2,240
Amortization of intangible assets	871	-
Amortization of deferred financing costs	736	-
Change in deferred income tax	3,679	324
Compensation under stock-based compensation plans	1,629	1,488
Loss on disposal of fixed assets	49	3
Bad debt expense	7,227	2,977
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(11,948)	18,458
Inventory	931	(3,277)
Prepaid expenses and other assets	(7,863)	(1,445)
Accounts payable	(6,162)	(6,635)
Claims payable	(1,396)	(379)
Amounts due to plan sponsors	2,153	(494)
Accrued expenses and other liabilities	(10,431)	387
Net cash (used in) provided by operating activities	(20,758)	21,309
Cash flows from investing activities:
Purchases of property and equipment	(4,343)	(3,932)
Cash consideration paid to CHS, net of cash acquired	(92,464)	-
Net cash used in investing activities	(96,807)	(3,932)
Cash flows from financing activities:
Proceeds from new credit facility, net of fees paid to issuers	319,000	-
Borrowings on line of credit	300,310	666,260
Repayments on line of credit	(330,699)	(683,604)
Principal payments on CHS long-term debt, paid at closing	(128,952)	-
Principal payments on long-term debt	(625)	-
Deferred financing costs paid for new credit facility	(8,488)	-
Net proceeds from exercise of employee stock compensation plans	1,703	-
Surrender of stock to satisfy minimum tax withholding	(111)	(33)
Net cash provided by (used in) financing activities	152,138	(17,377)
Net change in cash and cash equivalents	34,573	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$34,573	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,971	$1,085
Cash paid during the period for income taxes	$515	$273

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

The information furnished in these unaudited consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2010. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Notes to Consolidated Financial Statements included in the Form 10-K.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

As a result of the Company’s acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) on March 25, 2010 (see Note 3 of Notes to the Unaudited Consolidated Financial Statements), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic ASC 280, Segment Reporting (“ASC 280”).  Based on its review, the Company has changed its operating and reportable segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to its new operating and reportable segments “Infusion/Home Health Services” and “Pharmacy Services”.  These two new operating and reportable segments reflect how its chief operating decision maker (“CODM”) reviews the results of the Company in terms of allocating resources and assessing performance.  As a result, prior period disclosures reflect the change in operating and reportable segments.  Refer to Note 7 – Operating Segments for more information.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date.  Other than the acquisition of certain of the assets of DS Pharmacy, Inc., a subsidiary of drugstore.com, as described in Note 12 – Subsequent Events, there have been no other subsequent events that require recognition or disclosure in the financial statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. The Company plans to adopt ASU 2009-13 in the first quarter of 2011 and believes that it will not have a material impact on its financial condition, results of operations or cash flows.

NOTE 3 – ACQUISITIONS

On March 25, 2010, the Company acquired 100 percent of CHS, a leading provider of comprehensive home infusion therapy and home nursing products and services to patients suffering from acute and chronic conditions.  The home infusion business provides for the dispensing and administration of infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients principally in the home.  Its home nursing service operations provide nursing and therapy visits as well as private duty nursing services to patients in the home.  The Company’s acquisition of CHS added 35 infusion pharmacies across 22 states, including 16 ambulatory treatment centers (“ATC”), and 33 nursing locations to the Company’s existing platform.  The acquisition created one of the largest specialty pharmacy and home infusion providers in the US.

Consideration

The following table sets forth the consideration transferred in connection with the acquisition of CHS and the aggregate purchase price allocation as of March 25, 2010 (in thousands):

Fair value of equity consideration:
BioScrip common stock issued (13.1 million shares)	$91,614
BioScrip warrants issued (3.4 million warrants)	12,268
Rollover options (716,086 options)	2,802
Cash paid to CHS stockholders	99,626
Total consideration conveyed to CHS stockholders	$206,310

Cash paid for merger related expenses incurred by CHS	14,566
Assumption and repayment of CHS debt	128,952
Total amounts paid to execute the merger of CHS	$349,828

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of CHS (in thousands).

Cash and cash equivalents	$7,162
Receivables	37,216
Other current assets	12,024
Property and equipment	7,042
Other assets	12,259
Total assets acquired		75,703
Accounts payable	(3,147)
Notes payable	(2,250)
Amounts due to plan sponsors	(8,180)
Accrued expenses and other current liabilities	(32,873)
Deferred tax liabilities	(14,541)
Total liabilities assumed		(60,991)
Tangible assets acquired, net		$14,712
Intangible assets acquired		25,200
Debt assumed		(128,952)
Goodwill		295,350
Total consideration conveyed to CHS stockholders		$206,310

        The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill.  The value of the goodwill represents the value the Company expects to be created by combining the various operations of CHS with the Company, including the ability to cross-sell all of their respective services on a national basis with an expanded footprint in home infusion and the opportunity to focus on higher margin therapies.  None of the goodwill is deductible for tax purposes.

In accordance with ASC Topic 805 Business Combinations (“ASC 805”), the allocation of the purchase price in connection with the acquisition of CHS is subject to adjustment during the measurement period after the closing date (March 25, 2010) when additional information on assets and liability valuations becomes available.  The Company is still in the process of finalizing its valuation of certain assets and liabilities recorded in connection with the acquisition including the collectability of accounts receivable, amounts due to plan sponsors and deferred taxes.  Accordingly, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities; residual amounts will be allocated to goodwill.

Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands).

	Estimated
	Remaining Useful
	Life (in years)	Fair Value
Trademarks/trade names	various	$8,400
Infusion customer relationships	3	7,200
Certificates of need	indefinite	9,600
		$25,200

Impact of Acquisition on Quarterly Financials

The Company has consolidated the results of CHS with its own financial results for the quarter ended June 30, 2010.  The impact from the inclusion of CHS’ operating results with the Company’s Consolidated Statements of Operations for the quarter ended June 30, 2010 includes $64.8 million of revenue, $31.8 million of gross profit and $9.7 million in operating income.  The impact from the inclusion of CHS’ operating results for the quarter ended June 30, 2010 plus the six days of operating results in the first quarter of 2010 with the Company’s Consolidated Statements of Operations for the six months ended June 30, 2010 includes $69.8 million of revenue, $34.2 million of gross profit and $10.3 million in operating income.

The Company included the operating results of CHS’s in its consolidated statements of operations beginning on March 26, 2010.  The following table sets forth the unaudited pro forma combined results of operations as if the acquisition had occurred on the same terms at the beginning of 2010 and 2009.   Pro forma adjustments have been made related to amortization of intangible assets, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expects to realize as a result of the acquisition of CHS or estimates of charges related to the integration activity. The pro forma results for the six months ended June 30, 2010 include $6.1 million of acquisition related expenses incurred by the Company.  Amounts are in thousands, except for earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(as reported)	(pro forma)	(pro forma)	(pro forma)
Revenue	$412,030	$389,244	$807,877	$780,822
Net income (loss)	$3,128	$2,420	$(2,018)	$5,731
Basic and diluted income (loss) per common share	$0.06	$0.05	$(0.04)	$0.11

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”) in accounting for its goodwill and other intangibles assets.  Under ASC 350, goodwill is not amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test.  Management assesses impairment in the fourth quarter of each year or whenever there is an impairment indicator.  The changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2010 are as follows (in thousands):

	Infusion/Home	Pharmacy
	Health Servcies	Services	Total
Balance as of December 31, 2009	$-	$24,498	$24,498
Preliminary goodwill valued as of the date of the CHS acquisition	304,185	-	304,185
Adjustments to goodwill related to CHS acquisition	(8,835)	-	(8,835)
Balance as of June 30, 2010 (Note 3)	$295,350	$24,498	$319,848

In the second quarter of 2010, the Company adjusted the fair value of assets acquired and liabilities assumed in the acquisition.  This resulted in an increase in net deferred tax assets of $8.2 million and changes to various other accruals of $0.6 million.  As a result of the increase in the value of identifiable net assets, the purchase price allocated to goodwill was reduced.

Under ASC 350, an intangible asset with a finite useful life is required to be amortized over the period of that useful life, and an intangible asset with an indefinite useful life shall not be amortized.

The Company had no intangible assets as of December 31, 2009.  The following schedule shows the balance of intangible assets as of June 30, 2010 (in thousands):

		June 30, 2010
	Estimated	Gross		Net
	Remaining Useful	Carrying	Accumulated	Carrying
	Life (in years)	Amount	Amortization	Amount
Infusion trademark	3	$2,600	$(231)	$2,369
Nursing trademark	indefinite	5,800	-	5,800
Infusion customer relationships	3	7,200	(640)	6,560
Certificates of need	indefinite	9,600	-	9,600
		$25,200	$(871)	$24,329

Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Trademarks, trade names and customer relationships are amortized on a straight line basis.

Total amortization of intangible assets was $0.7 million and $0.9 million for the three and six months ended June 30, 2010, respectively.  There was no amortization expense recorded in 2009.

The estimated amortization expense (inclusive of amortization expense already recorded for the six months ended June 30, 2010) for the next four years (when amortizable expense will run out) ending December 31 is as follows (in thousands):

2010	$2,522
2011	3,276
2012	3,276
2013	726

NOTE 5 – DEBT

In order to finance the acquisition of CHS, the Company entered into a new credit facility, consisting of a term loan and a revolving credit facility, and issued unsecured notes.  The Company also assumed and paid off the debt of CHS, including its prior revolving credit facility.  The terms of the new credit facility are discussed below.

Prior Credit Facility

Prior to the acquisition of CHS, the Company had an $85.0 million revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  In connection with the closing of the CHS acquisition, the Facility’s $27.0 million outstanding balance was re-paid in full.

Senior Secured Facility

On March 25, 2010, the Company entered into a credit agreement (the “Senior Secured Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC ("Jefferies"), as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation, a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The Senior Secured Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and $50.0 million senior secured revolving credit facility (the “Revolver”). The Term Loan matures five years after funding and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceed the borrowing base then in effect, then the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, then the Company is required to repay the Term Loan in an amount sufficient to eliminate such excess. The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and advances under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the credit line.

Borrowings under the Senior Secured Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. In addition, borrowings under the Senior Secured Facility are subject to mandatory prepayment in the event the Company has excess cash flow, as defined in the Senior Secured Facility credit agreement. Both the Term Loan and the Revolver have been guaranteed by all of the Company’s subsidiaries and secured by first priority security interests in all of the Company’s assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The Senior Secured Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio, as well as limits on capital expenditures. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  The Company was in compliance with all the covenants contained in the Senior Secured Facility credit agreement as of June 30, 2010.

Unsecured Notes

In connection with the acquisition of CHS, on March 25, 2010, the Company issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The Company will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future direct and indirect subsidiaries.  As of June 30, 2010, the Company does not have any independent assets or operations and, as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the new notes. The Company and each of its guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Facility. The Senior Secured Facility ranks senior to each subsidiary’s guarantee of the new notes and could restrict the Company’s ability to obtain funds from the guarantor subsidiaries. As of June 30, 2010, the carrying amount of the Company's long-term debt was $225.0 million, and the fair value of the long-term debt, based on management estimates and on current market rates for debt of the same risk and maturities, was estimated at $224.1 million.

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

On June 22, 2010, the Company filed an Offer to Exchange (the “Exchange Offer”) the old unregistered notes with new registered notes, as contemplated in the old note offering.  The new notes are substantially identical to the old notes except some of the transfer restrictions, registration rights and additional interest provision relating to the old notes will not apply.  On July 13, 2010, the Company’s planned registration of the notes became effective.  The Exchange Offer is expected to expire on August 12, 2010 at 5:00 p.m. New York City time, unless the Company extends it, at which time the new registered notes will commence trading publicly.

Jefferies was engaged as an investment banker to provide both advisory services in structuring the acquisition, as well as providing the necessary financing on an interim basis (“bridge loan financing”).  Total debt issuance costs related to the notes and term loan were $8.5 million. These amounts will be amortized over the term of the debt facilities. Fees paid to Jefferies also included $6.0 million related to the Term Loan and Revolver which were paid to the debt issuers, including Jefferies as a minority issuer.  These fees were recorded as a reduction of principal and will accrete over the five year term of the credit facility. Additional fees paid to Jefferies and expensed in the first quarter of 2010 included $3.0 million in transaction advisory fees and $2.3 million related to the bridge loan financing availability in the event the notes did not sell prior to the closing date of the acquisition.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$3,128	$4,377	$(4,041)	$7,662
Denominator - Basic:
Weighted average number of common shares outstanding	53,310	38,748	47,101	38,729
Basic income (loss) per common share	$0.06	$0.11	$(0.09)	$0.20
Denominator - Diluted:
Weighted average number of common shares outstanding	53,310	38,748	47,101	38,729
Common share equivalents of outstanding stock options and restricted awards	1,495	479	-	297
Total diluted shares outstanding	54,805	39,227	47,101	39,026
Diluted income (loss) per common share	$0.06	$0.11	$(0.09)	$0.20

The computation of basic and diluted shares for the three and six months ended June 30, 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of CHS on March 25, 2010.  The computation of basic and diluted shares for the three and six months ended June 30, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS as well as 2.2 million and 3.3 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 were 4.6 million shares and 4.9 million shares, respectively, which are issuable upon the exercise of outstanding stock options.  The inclusion of these shares would have been anti-dilutive as the exercise price of these shares exceeded market value of the shares of BioScrip on June 30, 2009.

NOTE 7 – OPERATING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services prior to the acquisition of CHS, the Company historically had two operating and reportable segments: “Specialty Pharmacy Services” and “Traditional Pharmacy Services”.  The acquisition and integration of CHS has resulted in a change to the Company’s operating and reportable segments.  Effective in the second quarter of 2010, the Company has two new operating and reportable segments: “Infusion/Home Health Services” and “Pharmacy Services”.  Prior period disclosures reflect the change in reportable segments.

The Infusion/Home Health Services operating segment consists of the Company’s legacy infusion therapy business combined with the infusion, respiratory and home health businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and home medical equipment.  Infusion services include the dispensing and administering of infusion based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services provided in this segment, the Company provides skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating segment consists mainly of the Company’s traditional and specialty pharmacy mail operations and community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  These services are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy services.  The services also include care management programs customized to each patients care plan in coordination with doctors.

The Company’s CODM evaluates segment performance and allocates resources based on adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  Corporate expenses are not allocated to the segments.  The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Results of Operations:
Revenue:
Infusion/Home Health Services	$106,675	$36,401	$152,776	$70,804
Pharmacy Services	305,355	292,348	594,322	583,694
Total	$412,030	$328,749	$747,098	$654,498

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$13,902	$2,662	$16,762	$4,835
Pharmacy Services	12,402	11,335	20,389	21,296
Total Segment Adjusted EBITDA	$26,304	$13,997	$37,151	$26,131

Corporate overhead	(7,883)	(6,972)	(16,045)	(12,935)

Consolidated Adjusted EBITDA	$18,421	$7,025	$21,106	$13,196

Interest expense, net	(8,224)	(430)	(11,393)	(1,024)
Income tax (expense) benefit	(2,166)	(377)	136	(782)
Depreciation	(2,324)	(1,129)	(3,808)	(2,240)
Amortization	(695)	-	(871)	-
Stock-based compensation expense	(825)	(712)	(1,629)	(1,488)
Transaction related expenses	(1,059)	-	(6,099)	-
Bad debt expenses related to contract termination	-	-	(1,483)	-
Net income (loss):	$3,128	$4,377	$(4,041)	$7,662

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$1,180	$228	$1,252	$328
Pharmacy Services	1,401	1,624	1,941	2,468
Corporate unallocated	320	1,000	1,150	1,136
Total	$2,901	$2,852	$4,343	$3,932
Depreciation Expense:
Infusion/Home Health Services	$1,018	$302	$1,254	$627
Pharmacy Services	1,042	581	2,065	1,092
Corporate unallocated	264	246	489	521
Total	$2,324	$1,129	$3,808	$2,240
Total Assets:
Infusion/Home Health Services			$432,502	$54,325
Pharmacy Services			131,078	123,299
Corporate unallocated			155,126	54,308
Total			$718,706	$231,932
Goodwill:
Infusion/Home Health Services			$295,350	$-
Pharmacy Services			24,498	24,498
Total			$319,848	$24,498

NOTE 8 – STOCK-BASED COMPENSATION PLANS

BioScrip Equity Incentive Plans

Under the Company’s 2008 Equity Incentive Plan, as amended (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, performance shares and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  On June 10, 2010, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.  As of June 30, 2010, 2,275,690 shares remained available for grant under the 2008 Plan.  Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan.  The 2008 Plan and the 2001 Plan are administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.

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

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (the “BioScrip/CHS Plan”).  There were 13,000,000 shares of CHS common stock originally authorized for issuance under the CHS 2006 Equity Incentive Plan, which were converted into 3,106,315 shares of BioScrip common stock, and adjusted using an exchange ratio defined by the merger agreement.  Upon adoption by the Company the Board of Directors amended the BioScrip/CHS Plan to have substantially the same terms and provisions as the 2008 Plan.

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options.  These rollover options were issued to the top five executives of CHS, and otherwise remain subject to the term of the BioScrip/CHS Plan, as amended, and were 100% vested on the date of conversion.  Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to a rollover option that expire before all or any part of the shares of BioScrip stock subject to such option have been purchased pursuant to the exercise of such option shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip, or an affiliate or subsidiary of BioScrip, prior to such acquisition.

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

The Company recognized compensation expense related to stock options of $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively.  The Company recognized compensation expense related stock options of $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  This model only includes BioScrip stock and does not include the stock options issued under the BioScrip/CHS plan as those options have all vested as of the merger date.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	63.0%	67.0%	63.1%	66.5%
Risk-free interest rate	3.39%	3.05%	3.41%	2.94%
Expected life of options	5.7 years	5.6 years	5.7 years	5.6 years
Dividend rate	-	-	-	-
Fair value of options	$4.31	$1.66	$4.30	$1.52

On June 16, 2010, the Compensation Committee approved a grant to management of 991,250 NQSOs as part of the Company’s annual long-term incentive compensation award.

At June 30, 2010, there was $5.9 million of unrecognized compensation expense related to unvested option grants. That expense is expected to be recognized over a weighted-average period of 2.3 years.

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

On June 16, 2010, the Compensation Committee approved a grant to the members of the Board of Directors (the “Board”) of an aggregate of 80,000 shares of restricted stock.

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.  The Company recognized compensation expense related to restricted stock awards of $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, there was $0.9 million of unrecognized compensation expense related to unvested restricted stock awards. That expense is expected to be recognized over a weighted-average period of 1.0 years.

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

NOTE 9 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various Plan Sponsors are served accounted for, in the aggregate, approximately 13% of revenues during the six month periods ended June 30, 2010 and 2009, respectively, and 16% of accounts receivable as of June 30, 2010 and 2009, respectively.

NOTE 10 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its quarterly provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

The Company’s provision for income taxes was $2.2 million, with an effective tax rate of 40.9%, for the quarter ended June 30, 2010.  The provision for income taxes for the quarter ended June 30, 2009 was $0.4 million with an effective tax rate of 7.9%.  In 2009, the Company maintained a valuation allowance against it deferred tax assets.  The effective tax rate of 7.9% was below the statutory rate, as a result of a reduction in the Company’s valuation allowance associated with the utilization of a portion of net operating losses in 2009.

The Company’s benefit from income taxes was $0.1 million with an effective tax rate of 3.3%, for the six months ended June 30, 2010.  The effective tax rate of 3.3% is below the statutory rate as a result of the non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes during the first quarter of 2010.  The provision for income taxes for the six months ended June 30, 2009 was $0.8 million with an effective tax rate of 9.3%.  The lower effective tax rate of 9.3% for the six months ended June 30, 2009 compared to the statutory rate was primarily a result of a reduction in the valuation allowance due to the utilization of a portion of the net operating losses in 2009.

The Company and its subsidiaries file income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of June 30, 2010, U.S. tax returns for 2005, 2006, 2007 and 2008 remain subject to examination by Federal tax authorities.  Tax returns for the years 2004 through 2008 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 11 – SECURITY INTEREST AND LETTERS OF CREDIT

On March 25, 2010, in connection with the CHS acquisition, the Company and its primary drug wholesaler entered into an amendment to its existing Prime Vendor Agreement (as amended, the “PVA”) to subordinate the liens of the prime drug wholesaler in the Company’s inventory to liens granted under the Senior Secured Facility.

On June 17, 2010, the Company further amended the PVA to, among other things, add CHS and its subsidiaries to the PVA and to the liens granted by the Company to its primary drug wholesaler.

In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At June 30, 2010, there was $3.4 on deposit as collateral for these LCs, which are recorded in prepaid expenses and other current assets.

NOTE 12 – SUBSEQUENT EVENTS

On July 29, 2010, the Company acquired certain of the assets of DS Pharmacy, Inc (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The Company acquired these assets for $10.9 million, subject to certain adjustments.  The Company paid $5.4 million at the closing, including a $4.5 million initial payment and $0.9 million for inventory, and will pay approximately $5.5 million into escrow over the 12 months following the closing in order to fund the balance of the purchase price.  Under the provisions of ASC 805, this acquisition will be accounted for as a business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the audited consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 (this “Report”).

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

•	unfavorable economic and market conditions;
•	reductions in Federal and state reimbursement;
•	delays or suspensions of Federal and state payments for services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers;
•	unforeseen problems arising from contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy system;
•	increases or other changes in the Company’s acquisition cost for its products;
•	increased competition from our competitors, including competitors with greater financial, technical, marketing and other resources, could have the effect of reducing prices and margins;
•	the significant indebtedness incurred to complete the acquisition may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,
•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of specialty pharmacy and home care products and services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes for chronic and acute healthcare conditions while controlling overall healthcare costs. As of June 30, 2010, we had a total of 127 locations in 27 states plus the District of Columbia, including 31 community pharmacy locations, 33 home nursing locations, three mail service facilities and 60 home infusion locations, including 17 contract affiliated infusion pharmacies.

On March 25, 2010, we acquired CHS, a privately held leading provider of home infusion and home nursing products and services. CHS was principally owned by funds managed by Kohlberg & Company, L.L.C., or Kohlberg. Our acquisition of CHS created one of the largest independent specialty pharmacy and home infusion providers in the United States, with a national network of specialty and home infusion pharmacies and home and health care services. As a result of the acquisition, we expect to be able to cross-sell all of our pharmacy service offerings and our homecare services, enabling accelerated pull-through opportunities with our existing payors, as well as the addition of more than 450 payor relationships from CHS: this brings our total payor relationships to over 1,000. The acquisition also significantly expands our national footprint with the addition of a strong regional and local management team.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offers patients a high-touch, community- and home-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to the patient’s specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Below is a brief discussion of our business and operations as reported in our financial statements on a segment basis. Immediately upon the consummation of the acquisition of CHS, we began integrating the operations of CHS into the Company and re-evaluating our segment reporting. As a result of this review, we have changed our reportable segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to our new operating and reportable segments: “Infusion/Home Health Services” and “Pharmacy Services”.  These two new operating and reportable segments reflect how our chief operating decision maker (“CODM”) reviews our results in terms of allocating resources and assessing operating and financial performance.  Prior period disclosures reflect the change in reportable segments.

The Infusion/Home Health Services operating segment consists of our legacy infusion therapy business combined with the infusion, respiratory and home health businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and home medical equipment.  Infusion services include the dispensing and administering of infusion based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services provided in this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating segment consists mainly of our traditional and specialty pharmacy mail operations and community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  These services are designed to offer customers and patients cost-effective delivery of traditional, and specialty pharmacy services.  The services also include care management programs customized to each patients care plan in coordination with doctors.

We have presented operating segment information on the basis of adjusted earnings before interest, taxes, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  We believe that Segment Adjusted EBITDA from operations provides a better indication of the segment operating performance.  The Segment Adjusted EBITDA measurement is the primary measure used by the CODM in evaluating our operating and financial performance.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the quarter ended June 30, 2010. For a full description of our accounting policies please refer to Note 2 of Notes to Consolidated Financial Statements included in the Form 10-K.

Acquisition

On July 29, 2010, we acquired certain of the assets of DS Pharmacy, Inc (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  We acquired these assets for $10.9 million, subject to certain adjustments.  We paid $5.4 million at the closing, including a $4.5 million initial payment and $0.9 million for inventory,  and will pay approximately $5.5 million into escrow over the 12 months following the closing in order to fund the balance of the purchase price.  Under the provisions of ASC 805, this acquisition will be accounted for as a business combination.

Results of Operations

In the following Management’s Discussion and Analysis, we provide a discussion of reported results for the three and six months ended June 30, 2010 as compared to the same period a year earlier (in thousands).

	Three Months Ended June 30,
	2010		2009		Change
Revenue	$412,030		$328,749		$83,281
Gross profit	$73,524	17.8%	$38,388	11.7%	$35,136
Income from operations	$13,518	3.3%	$5,184	1.6%	$8,334
Interest expense, net	$8,224	2.0%	$430	0.1%	$7,794
Income before income taxes	$5,294	1.3%	$4,754	1.4%	$540
Net income	$3,128	0.8%	$4,377	1.3%	$(1,249)

	Six Months Ended June 30,
	2010		2009		Change
Revenue	$747,098		$654,498		$92,600
Gross profit	$112,441	15.1%	$74,378	11.4%	$38,063
Income from operations	$7,216	1.0%	$9,468	1.4%	$(2,252)
Interest expense, net	$11,393	1.5%	$1,024	0.2%	$10,369
(Loss) income before income taxes	$(4,177)	-0.6%	$8,444	1.3%	$(12,621)
Net (loss) income	$(4,041)	-0.5%	$7,662	1.2%	$(11,703)

Revenue. Revenue for the second quarter of 2010 was $412.0 million as compared to revenue of $328.7 million in the second quarter of 2009.  Pharmacy Services revenue for the second quarter of 2010 was $305.4 million as compared to revenue of $292.3 million for the same period a year ago, an increase of $13.1 million, or 4.5%. That increase is primarily due to revenues on new contracts and expansion of the number of patients served on existing contracts as well as drug inflation.  Infusion/Home Health Services revenue for the second quarter of 2010 was $106.7 million, as compared to revenue of $36.4 million in the second quarter of 2009, an increase of $70.3 million, or 193.1%.  Excluding revenues associated with the acquired CHS businesses, our infusion revenues increased $5.5 million, or 15.1%, from a year ago.  CHS revenues contributed $64.8 million of revenue during the quarter.

Revenue for the six months ended June 30, 2010 was $747.1 million as compared to revenue of $654.5 million for the six month ended June 30, 2009.  Pharmacy Services revenue for the six months ended June 30, 2010 was $594.3 million as compared to revenue of $583.7 million for the same period a year ago, an increase of $10.6 million, or 1.8%. That increase is primarily due to revenues on new contracts and expansion of the number of patients served on existing contracts as well as drug inflation.  Infusion/Home Health Services revenue for the six months ended June 30, 2010 was $152.8 million, as compared to revenue of $70.8 million for the same period a year ago, an increase of $82.0 million, or 115.8%. CHS revenues contributed $69.8 million of revenue for the six months ended June 30, 2010.  Excluding revenues associated with the acquired CHS businesses, our infusion revenues increased $12.2 million, or 17.2%, over the prior period.  The growth in revenues excluding the acquired businesses in Infusion/Home Health Services for the six months ended June 30, 2010 is a result of new infusion contracts.

Cost of Revenue and Gross Profit.  Cost of revenue for the second quarter of 2010 was $338.5 million as compared to $290.4 million for the same period in 2009.  Gross profit dollars during the second quarter of 2010 were $73.5 million as compared to $38.4 million for the second quarter of 2009, an increase of $35.1 million. Gross profit as a percentage of revenue increased to 17.8% in the second quarter of 2010 from 11.7% in the second quarter of 2009.  The increase in gross profit percentage from 2009 to 2010 is primarily the result of the acquisition of CHS.

Cost of revenue for the six months ended June 30, 2010 was $634.7 million as compared to $580.1 million for the same period in 2009.  Gross profit dollars for the six months ended June 30, 2010 were $112.4 million as compared to $74.4 million for the same period a year ago, an increase of $38.0 million. Gross profit as a percentage of revenue increased to 15.1% in the six months ended June 30, 2010 from 11.4% in the six months ended June 30, 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the second quarter of 2010 were $54.7 million, or 13.3% of total revenue, as compared to $31.6 million, or 9.6% of total revenue, for the same period in 2009. The increase in SG&A is primarily due to $20.0 of additional expense in the quarter related to CHS and $1.9 million in additional wages and salaries.  Due to the acuity level of patients associated with the home health nursing and traditional home infusion services, the Infusion/Home Health Services segment, operates at a higher operating expense ratio to revenue than the Pharmacy Services segment.

 SG&A for the six months ended June 30, 2010 were $91.0 million, or 12.2% of total revenue, as compared to $61.9 million, or 9.5% of total revenue, for the same period in 2009. The increase in SG&A is primarily due to $21.6 million additional expense related to CHS, a $4.4 million increase in wages and salaries to strengthen the management and sales team and an increase of $1.9 million in brokers fees related to growth in our prescription discount card business.  Due to the acuity level of patients associated with the home health nursing and traditional home infusion services, the Infusion/Home Health Services segment operates at a higher operating expense ratio to revenue than the Pharmacy Services segment.

Bad Debt Expense. For the second quarter of 2010, bad debt expense was $3.6 million, or 0.9% of revenue, as compared to $1.6 million, or 0.5% of revenue, in the second quarter of 2009. Of this $2.0 million increase, $1.3 million is related to the addition of CHS.  The remaining $0.7 million increase in bad debt in the second quarter of 2010 relative to 2009 is based on our current collection experience.

For the six months ended June 30, 2010, bad debt expense was $7.2 million, or 1.0% of revenue, as compared to $3.0 million, or 0.5% of revenue, for the same period in 2009. Of this $4.2 million increase, $1.5 million is increased provision related to uncollected receivables remaining under the Centers for Medicare and Medicaid (“CMS”) Competitive Acquisition Program (“CAP”) contract which was terminated effective December 31, 2008.  The remaining unreserved net CAP receivable balance at June 30, 2010 is $2.1 million.  Although the Federal and state governmental agency process to collect these amounts has become protracted, we are pursuing these monies diligently and believe our reserves are adequate.  In addition, another $1.4 million of the bad debt increase is related to the addition of CHS.  The remaining $1.3 million increase in bad debt in the first six months of 2010 relative to 2009 is based on our current collection experience.

Acquisition and Integration Expense.  For the second quarter of 2010 we recorded $1.1 million of costs related to the acquisition of CHS.  These costs were primarily related to the registration of the bonds, stay bonuses and the closing of a redundant service location.  We did not have any acquisition related expenses in the second quarter of 2009.

For the six months ended June 30, 2010 we recorded $6.1 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees as well other various expenses such as rating agency and filing fees associated with the acquisition of a business and required regulatory filings and other various personnel costs.  We did not have any acquisition related expenses in the same period in 2009.

Amortization of Intangibles.  For the second quarter of 2010 we recorded amortization of intangibles of $0.7 million. There was no amortization of intangibles recorded in the second quarter of 2009.

For the six months ended June 30, 2010 we recorded amortization of intangibles of $0.9 million. There was no amortization of intangibles recorded in the same period in 2009.

Net Interest Expense. Net interest expense was $8.2 million for the second quarter of 2010 as compared to $0.4 million for the same period a year ago.  The increase in interest is due to our new debt structure entered into in order to acquire CHS, including $8.1 million of interest expense related to the new credit facilities.

Net interest expense was $11.4 million for the six months ended June 30, 2010 as compared to $1.0 million for the same period a year ago.  The increase in interest is due to our new debt structure, including $8.7 million of interest expense related to the new credit facilities and $2.3 million finance fee related to the bridge loan financing that was available if the unsecured notes had not been sold by the time the acquisition was finalized.

Provision for Income Taxes Provision for Income Taxes. A provision for income taxes of $2.2 million was recorded for the second quarter of 2010 on pre-tax net income of $5.3 million, a 40.9% effective tax rate.  This compares to $0.4 million of income tax expense on a pre-tax income of $4.8 million, a 7.9% effective tax rate for the same period a year ago.  The 7.9% effective tax was below the statutory rate, due to a reduction in our valuation allowance associated with the expected utilization of a portion of net operating losses in 2009.  This valuation was fully reversed in the fourth quarter of 2009.

An income tax benefit of $0.1 million was recorded for the six months ended June 30, 2010 on pre-tax net loss of $4.2 million, a 3.3% effective tax rate.  The effective tax rate for the six months is below the statutory rate as a result of the non-deductible CHS acquisition related costs were treated as a discrete item for tax purposes during the first quarter of 2010.  This compares to $0.8 million of income tax expense on a pre-tax income of $8.4 million, a 9.3% effective tax rate for the same period a year ago.  The 9.3% effective tax was below the statutory rate, due to a reduction in our valuation allowance associated with the expected utilization of a portion of net operating losses in 2009.

Net Income (Loss) and Income (Loss) Per Share. Net income for the second quarter of 2010 was $3.1 million, or $0.06 per diluted share.  This compares to net income of $4.4 million, or $0.11 per diluted share, for the same period last year.

        Net loss for the six months ended June 30, 2010 was $4.0 million, or $0.09 per diluted share.  This compares to net income of $7.7 million, or $0.20 per diluted share, for the same period last year.

Non-GAAP measures.  The following reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA and Segment Adjusted EBITDA which are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan for 2010 and is used in calculations pertaining to term loan debt covenants. EBITDA is net income or loss less interest expense or income, tax expense, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA adds back stock-based compensation expense, the write-off of receivables owed at the time the CAP contract terminated and acquisition and integration costs relating to the purchase of CHS.

Reconciliation between GAAP and Non-GAAP Measures
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Results of Operations:
Revenue:
Infusion/Home Health Services	$106,675	$36,401	$152,776	$70,804
Pharmacy Services	305,355	292,348	594,322	583,694
Total	$412,030	$328,749	$747,098	$654,498

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$13,902	$2,662	$16,762	$4,835
Pharmacy Services	12,402	11,335	20,389	21,296
Total Segment Adjusted EBITDA	$26,304	$13,997	$37,151	$26,131

Corporate overhead	(7,883)	(6,972)	(16,045)	(12,935)

Consolidated Adjusted EBITDA	$18,421	$7,025	$21,106	$13,196

Interest expense, net	(8,224)	(430)	(11,393)	(1,024)
Income tax (expense) benefit	(2,166)	(377)	136	(782)
Depreciation	(2,324)	(1,129)	(3,808)	(2,240)
Amortization	(695)	-	(871)	-
Stock-based compensation expense	(825)	(712)	(1,629)	(1,488)
Transaction related expenses	(1,059)	-	(6,099)	-
Bad debt expenses related to contract termination	-	-	(1,483)	-
Net income (loss):	$3,128	$4,377	$(4,041)	$7,662

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities totaled $20.8 million during the first six months of 2010 as compared to $21.3 million of cash provided by operating activities during the first six months of 2009.  The decrease in cash provided by operating activities was primarily the result of a net loss of $4.0 million, which includes acquisition related operating expenses and financing fees of $8.4 million.  Charges that contributed to the net loss but had no impact on cash from operations were changes in bad debt of $7.2 million, which includes a $1.5 million write off in relation to the terminated CAP contract, depreciation of $3.8 million, change in deferred income tax of $3.7 million, change in amortization of intangibles and deferred financing cost of $1.6 million and equity-based compensation expense of $1.6 million. Contributing to the decline in cash provided from operations was a $11.9 million increase in accounts receivable, the use of $10.4 million of cash to pay off accrued expenses and other liabilities primarily relating to the acquisition of CHS, $7.9 million of cash used to prepay expenses including prepaid insurance and refundable income taxes, and $6.2 million of cash used for accounts payable.

Net cash used in investing activities during the first six months of 2010 was $96.8 million compared to $3.9 million for the same period in 2009.  The cash used was primarily related to the acquisition of CHS.

Net cash provided by financing activities during the first six months of 2010 was $152.1 million, primarily due to the issuance of notes and the Senior Secured Facility (defined below).  This was partially offset by the payoff of the long-term debt assumed in the CHS acquisition as well as the payoff of the prior line of credit and payment of financing related costs related to the note issuance and the Senior Secured Facility.  For the same period in 2009, the net cash of $17.4 million used in financing activities was due to an increase in payments on our original credit facility.

Prior to March 25, 2010, we had an $85.0 million revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  On March 25, 2010 the outstanding balance of $27.0 million was paid in full.

On March 25, 2010, we entered into a credit agreement (the “Senior Secured Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC, as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation, a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The New Credit Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and $50.0 million senior secured revolving credit facility (the “Revolver”), each issued at 98% of their principal amount. The Term Loan matures five years after funding and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, then we are required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, then we are required to repay the Term Loan in an amount sufficient to eliminate such excess. The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and advances under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries a commitment fee of 0.75% per annum, payable quarterly in arrears, on the unused portion of the credit line.

Borrowings under the Senior Secured Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain securities, the incurrence of certain debt and the sale or other disposition of certain assets. In addition, borrowings under the Senior Secured Facility are subject to mandatory prepayment in the event we have excess cash flow, as defined in the Senior Secured Facility. Both the Term Loan and the Revolver have been guaranteed by all of our subsidiaries and secured by first priority security interests in all of our assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The Senior Secured Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio, as well as limits on capital expenditures. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  We were in compliance with all the covenants contained in the Senior Secured Facility as of June 30, 2010.

We issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The notes will bear interest at a rate of 10¼% per annum.  We will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing and future direct and indirect subsidiaries.  As of June 30, 2010, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the new notes. We and each of our guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Facility. The Senior Secured Facility ranks senior to each subsidiary’s guarantee of the new notes and could restrict our ability to obtain funds from the guarantor subsidiaries. As of June 30, 2010, the carrying amount of our long-term debt was $225.0 million, and the fair value of the long-term debt, based on management estimates and on current market rates for debt of the same risk and maturities, was estimated at $224.1 million.

On or after April 1, 2013, we may redeem some or all of the notes at the redemption prices set plus accrued and unpaid interest to the date of redemption.  The redemption premium percentages for notes redeemed are as follows: (a) on or after April 1, 2013, 105.125% of the principal amount, and (b) on or after October 1, 2014, 100.0% of the principal amount.  Prior to April 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at the premium of 110.250% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain equity offerings.  In addition, we may, at our option, redeem some or all of the notes at any time prior to April 1, 2013, by paying a “make whole” premium.

On June 22, 2010 we filed an Offer to Exchange (the “Exchange Offer”) the old unregistered notes with new registered notes, as contemplated in the old note offering.  The new notes are substantially identical to the old notes except some of the transfer restrictions, registration rights and additional interest provision relating to the old notes will not apply.  On July 13, 2010 our planned registration of the notes became effective.  The Exchange Offer is expected to expire on August 12, 2010 at 5:00 p.m. New York City time, unless we extend it, at which time the new registered notes will commence trading publicly.

At June 30, 2010, we had working capital of $184.0 million compared to $91.1 million at December 31, 2009.  The increase was primarily due to the excess of new debt proceeds over payments for CHS and increase working capital from the operations of CHS.  We have also made substantial information technology (“IT”) systems investments to improve efficiencies, internal controls, and data reporting.  We believe that our cash on hand, together with funds available under the Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments, scheduled debt repayments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At June 30, 2010 we had Federal net operating loss carryforwards available to us of approximately $18.0 million, of which $3.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  We have post apportioned state net operating loss carryforwards remaining of approximately $8.1 million, the majority of which will begin expiring in 2017 and later.

On March 25, 2010, in connection with the CHS acquisition, we and our primary drug wholesaler entered into an amendment to its existing Prime Vendor Agreement (as amended, the “PVA”) to subordinate the liens of the prime drug wholesaler in our inventory to liens granted under the Senior Secured Facility.

On June 17, 2010, we further amended the PVA to, among other things, add CHS and its subsidiaries to the PVA and to the liens granted by us to our primary drug wholesaler.

In addition, in the ordinary course of business, we obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At June 30, 2010, there was $3.4 of cash on deposit as collateral for these LCs.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At June 30, 2010 we had $315.9 million of long-term debt with approximately $96.4 million subject to variable interest rates and $3.0 million of short term debt, which were also subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under the Senior Secured Facility discussed in Item 2 of this Report.  A 1% increase in current market interest rates would have approximately $1.0 million impact on our annual interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

Management does not believe that our exposure to interest rate market risk is material at this time because the variable interest rate negotiated in the Senior Secured Facility is subject to a rate floor.  Market rates can increase and not cause an increase in our variable interest rate.  Our Senior Secured Facility agreement provides for the use of interest rate swaps as a strategy to manage interest rate market risk.  We regularly assess the significance of interest rate market risk as part of our treasury operations and as circumstances change and will enter into interest rate swaps as appropriate.

At June 30, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others approximate fair value due to their short-term nature.  Borrowings under our Senior Secured Facility include debt with variable interest rates totaling $99.4 million at June 30, 2010.  We believe the carrying value of our long-term debt under our Senior Secured Credit Facility approximates current market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of June 30, 2010, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

Except as set forth below, during the three months ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On March 25, 2010 we completed our acquisition of CHS.  As permitted by the Securities and Exchange Commission, management has elected and plans to exclude CHS from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010.  We are currently integrating policies, processes, people, technology and operations for the combined company.  Management will continue to evaluate our internal control over financial reporting as we execute acquisition integration activities.

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

The sellers of a company, Northland Pharmacy, acquired by one of our subsidiaries, are claiming a right to additional purchase price of at least $5.64 million in connection with an earn out provision in the stock purchase agreement regarding the acquisition. The sellers, named DiCello, first sued in federal court in Ohio in July 2007, but the court stayed the case and directed arbitration of the disagreement by the accounting firm KPMG, LLP, as the stock purchase agreement provides. We deny owing the sellers any additional purchase price. The parties have made extensive filings as directed by the arbitrator and are waiting for either the arbitrator’s decision or instructions as to further proceedings in the matter. We are confident in our position and do not believe an adverse ruling is likely; however, there can be no assurance that an adverse ruling will not be rendered. If the arbitrator rules in favor of DiCello, such ruling could have a material adverse effect on our business, operations or financial position.

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), one of our subsidiaries, was sued by Alexander Infusion, LLC, a New York based home infusion company in the Supreme Court of the State of New York.  The complaint alleges principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander after failing to satisfy the conditions to PHCS’s obligation to close. Alexander has sued for $2.5 million in damages.  The Company believes Alexander’s claims to be without merit and intends to continue to defend against the allegations vigorously.

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of ours, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that our and the other defendants’ actions are responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by us. The complaint asserts various tort causes of action, including but not limited to, strict products liability and negligence, breach of warranties and violations of New Mexico statutes. The complaint seeks unspecified money damages, including punitive damages. We have answered the complaint denying the material allegations. We intend to deny the allegations and defend the action vigorously. We have filed a motion for summary judgment and are awaiting the court’s ruling.

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

Risks Related to Our Business

We may not realize the anticipated benefits of our acquisition of CHS because of integration difficulties.

Integrating the operations of the businesses of CHS successfully or otherwise realizing any of the anticipated benefits of the merger with CHS, including anticipated cost savings and additional revenue opportunities, involves a number of potential challenges. The failure to meet these integration challenges could seriously harm our financial condition and results of operations.

        Realizing the benefits of the merger will depend in part on the integration of information technology, or IT, operations and personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•
Our inability to achieve the cost savings and operating synergies anticipated in the merger, including synergies relating to increased purchasing efficiencies and a reduction in costs associated with the merger, which would prevent us from achieving the positive earnings gains expected as a result of the merger;

•	diversion of management attention from ongoing business concerns to integration matters;
•	difficulties in consolidating and rationalizing IT platforms and administrative infrastructures;
•	complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;
•	difficulties in integrating personnel from different corporate cultures while maintaining focus on providing consistent, high quality customer service;
•	challenges in demonstrating to customers of BioScrip and to customers of CHS that the merger will not result in adverse changes in customer service standards or business focus; and
•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

We may not successfully integrate the operations of the businesses of CHS in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the merger with CHS to the extent, or in the time frame, anticipated. The anticipated net reductions in costs and expenses are projections that are uncertain, and are based on assumptions and preliminary information which may prove to be inaccurate. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

If we are unable to manage our growth profitably after the merger is completed, our business and financial results could suffer.

Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with CHS. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. We expect to spend approximately $3.0 million of integration-related capital expenditures in the first 12 months after completion of the merger and to incur $5.0 million of integration-related expenses during that 12-month period. If the integration-related expenses and capital expenditure requirements are greater than anticipated, or if we are unable to manage our growth profitably after the merger, our financial condition and results of operations may suffer.

A shortage of qualified registered nursing staff and other caregivers could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs after the merger.

Our business relies significantly on its ability to attract and retain caregivers who possess the skills, experience and licenses necessary to meet the requirements of its patients. We compete for personnel with other providers of the services we provide. Our ability to attract and retain caregivers after the merger will depend on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. There can be no assurance that we will be successful in any of these areas. In addition, there are occasional shortages of qualified healthcare personnel in some of the markets in which we operate. As a result, we may face higher costs to attract caregivers and we may have to provide them with more attractive benefit packages than originally anticipated, either of which could cause our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, we cannot assure you that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel. If we are unable to attract and retain caregivers, the quality of our services may decline and we could lose patients and referral sources.

Subject to certain limitations, the former CHS stockholders and certain former optionholders of CHS may sell our common stock beginning September 26, 2010, which could cause our stock price to decline.

The shares of our common stock that the former CHS stockholders and certain former optionholders of CHS received in connection with the merger with CHS are restricted, but such former CHS stockholders and former optionholders may sell the shares of our common stock under certain circumstances. We have entered into a stockholders’ agreement with the former CHS stockholders and certain former optionholders of CHS, pursuant to which we have agreed to register their shares of our common stock with the SEC in order to facilitate sales of those shares. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Our issuance of common stock in the merger will increase the risk that we could experience an “ownership change” in the future that could significantly limit our ability to utilize our net operating losses.

As of June 30, 2010, BioScrip had net operating losses, or NOLs, for U.S. federal income tax purposes of approximately $18.0 million. Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year would be increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year.

We did not experience an ownership change upon the issuance of common stock in the merger. However, the issuance of common stock in the merger, together with other issuances of common stock during the applicable three-year period, could cause an ownership change under Section 382 of the Code. As a result, the issuance of our common stock in the merger will increase the risk that BioScrip could experience an ownership change during the three-year period following the merger.

Introduction of new drugs or accelerated adoption of existing lower margin drugs could cause us to experience a less profitable therapy mix when prescribers adopt these drugs for their patients.

The pharmaceutical industry pipeline of new drugs includes many drugs that, due to costs to develop and produce, may reduce our margins due to the prescribing of a lower margin drugs.  An example would be an infused drug that is replaced with an oral medication.  New as well as existing drug technologies may also cause us to experience higher drug costs which would also reduce our margins.

Risks Related to the New Notes

The significant indebtedness incurred to complete the acquisition imposed operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We incurred an aggregate of approximately $325.0 million of indebtedness (not including up to $50.0 million that would also be available under our new revolving credit facility) in connection with the acquisition. The terms of our new credit facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to, among other things:

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

Our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. In addition, the New Credit Facility has interest payments that are subject to variable interest rates and are therefore dependent upon future fluctuations in interest rates, which are beyond our control. We expect to use cash flow from operations to pay our expenses and amounts due under the new notes and our other outstanding indebtedness. We cannot provide assurance that our business operations will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we may be leveraged as a result of the indebtedness incurred in connection with the merger or otherwise could:

•	Materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•	make us more vulnerable to general adverse economic, regulatory and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete;
•	place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt;
•	make it more difficult for us to satisfy our obligations with respect to the new notes;
•	reduce the funds available to us for operations and other purposes;
•	limit our ability to fund the repurchase of the new notes upon a change of control; or
•	restrict us from making strategic acquisitions or exploiting other business opportunities.

The new notes are not secured by our assets or those of our guarantor subsidiaries.

The new notes and the related guarantees are our and our guarantor subsidiaries’ general unsecured obligations and are effectively subordinated in right of payment to all of our and our guarantor subsidiaries’ secured indebtedness and obligations, including all indebtedness under the New Credit Facility. If we become insolvent or are liquidated, or if payment under any of the instruments governing our secured debt is accelerated, the lenders under those instruments will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt. Accordingly, our secured indebtedness and obligations, including all indebtedness under the New Credit Facility, is effectively senior to the new notes to the extent of the value of the collateral securing that indebtedness. In that event, because the new notes and the guarantees will not be secured by any of our assets, it is possible that our remaining assets might be insufficient to satisfy claims of holders of the new notes in full or at all.

        As of June 30, 2010, we had approximately $99.4 aggregate principal amount of secured indebtedness outstanding under the New Credit Facility. Additionally, under the terms of our prime vendor agreement with ABDC, we granted ABDC a secured second primary lien in all of our inventory as well as the proceeds thereof. Any additional borrowings pursuant to our existing or future credit facilities would also be secured indebtedness, if incurred. Although the indenture governing the new notes contains limitations on the amount of additional indebtedness that we may incur, under certain circumstances the amount of such indebtedness could be substantial and, under certain circumstances, such indebtedness may be secured indebtedness.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. Although the indenture governing the new notes and the New Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The New Credit Facility permits, among other things, revolving credit borrowings of up to 50.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the new notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in our operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the New Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our indebtedness under the New Credit Facility and the new notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the new notes, on or before the maturity of the debt. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on the new notes.

Any default under the agreements governing our indebtedness, including a default under the New Credit Facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the new notes and substantially decrease the market value of the new notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the New Credit Facility and the indenture governing the new notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the New Credit Facility could elect to terminate their commitments thereunder, and cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the New Credit Facility or holders of other indebtedness to avoid being in default. If we breach our covenants under the New Credit Facility or any other indebtedness and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the New Credit Facility or such other indebtedness, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The new notes may impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

Subject to a number of important exceptions, the indenture governing the new notes and the New Credit Facility may limit our ability to:

•	Incur or guarantee additional indebtedness or issue certain preferred stock;
•	transfer or sell assets;
•	make certain investments;
•	pay dividends or distributions, redeem subordinated indebtedness or make other restricted payments;
•	create or incur liens;
•	incur dividend or other payment restrictions affecting certain subsidiaries;
•	issue capital stock of our subsidiaries;
•	consummate a merger, consolidation or sale of all or substantially all of our assets; and
•	enter into transactions with affiliates.

Consequently, the restrictions contained in the indenture governing the new notes and the New Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Additionally, the terms of the New Credit Facility require us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We cannot assure you that we will meet those tests or that the lenders under the New Credit Facility will waive any failure to meet those tests.

        A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the New Credit Facility or the indenture governing the new notes, as applicable. If any such default occurs, the lenders under the New Credit Facility and the holders of the new notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. The lenders under the New Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the New Credit Facility could proceed against the collateral pledged to them. We will pledge a substantial portion of our assets to the lenders under the New Credit Facility. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on the new notes. As a result, you may receive less than the full amount you would otherwise be entitled to receive on the new notes.

We may not be able to satisfy our obligations to holders of the new notes upon a Change of Control or Asset Sale.

Upon the occurrence of a Change of Control, holders of the new notes will have the right to require us to purchase the new notes at a price equal to 101% of the principal amount of such new notes, plus any accrued and unpaid interest to the date of purchase.

In addition, upon the occurrence of an Asset Sale, holders of the new notes may, under certain circumstances, have the right to require us to purchase a portion of the new notes at a price equal to 100% of the principal amount of such new notes, plus any accrued and unpaid interest to the date of purchase.

We cannot assure you that, if a Change of Control offer or Asset Sale offer is made, we will have available funds sufficient to pay the Change of Control purchase price or Asset Sale purchase price for any or all of the new notes that might be delivered by holders of the new notes seeking to exercise the Change of Control put right or Asset Sale put right. If we are required to purchase new notes pursuant to a Change of Control offer or Asset Sale offer, we would be required to seek third-party financing to the extent we do not have available funds to meet our purchase obligations. There can be no assurance that we will be able to obtain such financing on acceptable terms to us or at all. Accordingly, none of the holders of the new notes may receive the Change of Control purchase price or Asset Sale purchase price for their new notes. Our failure to make or consummate the Change of Control offer or Asset Sale offer, or to pay the Change of Control purchase price or Asset Sale purchase price when due, will give the holders of the new notes the rights described in “Description of Notes — Events of Default and Remedies”, which is in the Company’s Form S-4 filed with the SEC on June 22, 2010.

In addition, the events that constitute a Change of Control or Asset Sale under the indenture governing the new notes may also be events of default under the New Credit Facility. These events may permit the lenders under the New Credit Facility to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in our specified assets, thereby limiting our ability to raise cash to purchase the new notes and reducing the practical benefit of the offer-to-purchase provisions to the holders of the new notes.

The trading prices of the new notes will be directly affected by our ratings with major credit rating agencies, the prevailing interest rates being paid by companies similar to us, and the overall condition of the financial and credit markets.

The trading prices of the new notes in the secondary market will be directly affected by our ratings with major credit rating agencies, the prevailing interest rates being paid by companies similar to us, and the overall condition of the financial and credit markets. It is impossible to predict the prevailing interest rates or the condition of the financial and credit markets. Credit rating agencies continually revise their ratings for companies that they follow, including us. Any ratings downgrade could adversely affect the trading price of the new notes or the trading market for the new notes, to the extent a trading market for the new notes develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

A subsidiary guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state law, which would prevent the holders of the new notes from relying on that subsidiary to satisfy claims.

        The new notes will be guaranteed by our domestic restricted subsidiaries. The guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or another similar case or lawsuit is commenced by or on behalf of our or a guarantor subsidiary’s unpaid creditors or another authorized party. Under these laws, if a court were to find that, at the time any guarantor subsidiary issued a guarantee of the new notes, either it issued the guarantee to delay, hinder or defraud present or future creditors or it received less than reasonably equivalent value or fair consideration for issuing the guarantee and at the time:

•	It was insolvent or rendered insolvent by reason of issuing the guarantee;
•	it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business;
•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature; or
•
it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied, then the court could void the obligations under the guarantee, subordinate the guarantee of the new notes to other debt or take other action detrimental to holders of the new notes.

We cannot be sure as to the standard that a court would use to determine whether a guarantor subsidiary was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees would not be voided or that the guarantees would not be subordinated to other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor subsidiary, the obligations of the applicable guarantor subsidiary were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor subsidiary’s other debt or take other action detrimental to holders of the new notes. If a court were to void a guarantee, you would no longer have a claim against the guarantor subsidiary. Sufficient funds to repay the new notes may not be available from other sources, including the remaining guarantor subsidiaries, if any. In addition, the court might direct you to repay any amounts that you already received from or are attributable to the guarantor subsidiary.

Each subsidiary guarantee contains a provision intended to limit the guarantor subsidiary’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer. This provision may not be effective to protect the subsidiary guarantees from being voided under fraudulent transfer law.

Our subsidiary guarantors may be unable to fulfill their obligations under their guarantees.

The ability of our subsidiary guarantors to make any required payments under their guarantees depends on our future performance, which will be affected by financial, business, economic, and other factors, many of which we cannot control. Such subsidiaries’ businesses may not generate sufficient cash flow from operations in the future and their anticipated growth in revenue and cash flow may not be realized, either or both of which could result in their being unable to honor their guarantees or to fund other liquidity needs. If such subsidiaries do not have enough money, they may be required to refinance all or part of their then-existing debt, sell assets, or borrow more money. They may not be able to accomplish any of these alternatives on terms acceptable to them, or at all. In addition, the terms of existing or future debt agreements, including the New Credit Facility and the indenture governing the new notes, may restrict such subsidiaries from adopting any of these alternatives. The failure of our subsidiaries to generate sufficient cash flow or to achieve any of these alternatives could materially and adversely affect the value of the new notes and the ability of such subsidiaries to pay the amounts due under their guarantees, if any.

Risks Related to the Exchange Offer

If you do not exchange your old notes for new notes, your ability to sell your old notes will be restricted.

If you do not exchange your old notes for new notes in the exchange offer, you will continue to be subject to the restrictions on transfer described in the legend on your old notes. The restrictions on transfer of your old notes arise because we issued the old notes in a transaction not subject to the registration requirements of the Securities Act and applicable state securities laws. In general, you may only offer to sell the old notes if they are registered under the Securities Act and applicable state securities laws or offered or sold pursuant to an exemption from those requirements. If you are still holding any old notes after the expiration date of the exchange offer and the exchange offer has been consummated, you will not be entitled to have those old notes registered under the Securities Act or to any similar rights under the registration rights agreement, subject to limited exceptions, if applicable. After the exchange offer is completed, we will not be required, and we do not intend, to register the old notes under the Securities Act. In addition, if you do exchange your old notes in the exchange offer for the purpose of participating in a distribution of the new notes, you may be deemed to have received restricted securities and, if so, will be required to comply with the registration and prospectus delivery requirements of the Securities Act in connection with any resale transaction. To the extent old notes are tendered and accepted in the exchange offer, the trading market, if any, for the old notes would be adversely affected.

Your ability to transfer the new notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the new notes.

There is no established public market for the new notes. We do not intend to list the new notes on any securities exchange or automated quotation system. We cannot assure you that an active market for the new notes will develop or, if developed, that it will continue. Historically, the market for non-investment grade debt, such as the new notes, has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the new notes. We cannot assure you that the market, if any, for the new notes will be free from similar disruptions, and any such disruptions may adversely affect the prices at which you may sell your new notes.

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

Exhibit 10.1	Second Amendment, dated June 1, 2010, to the Prime Vendor Agreement, dated July 1, 2009 between AmerisourceBergen Drug Corporation and the Company.*
Exhibit 31.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Richard H. Friedman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Stanley G. Rosenbaum pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

BIOSCRIP, INC.

Date: August 3, 2010	/s/ Phillip J. Keller
Phillip J. Keller, Senior Vice President of Finance and
Principal Accounting Officer