Form 10-Q
period 2010-09-30
BioScrip, Inc.
filed 2010-11-03
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

On October 28, 2010, there were 53,702,311 outstanding shares of the registrant’s common stock, $.0001 par value per share.

EXHIBIT 31.1 - CEO 302 CERTIFICATE
EXHIBIT 31.2 - CFO 302 CERTIFICATE
EXHIBIT 32.1 - CEO 906 CERTIFICATE
EXHIBIT 32.2 - CFO 906 CERTIFICATE

            PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$50,979	$-
Receivables, less allowance for doubtful accounts of $16,408 and $11,504 at September 30, 2010 and December 31, 2009, respectively	186,474	151,113
Inventory	66,322	51,256
Deferred taxes	19,960	12,913
Prepaid expenses and other current assets	16,519	3,999
Total current assets	340,254	219,281
Property and equipment, net	22,723	15,454
Deferred taxes	17,414	26,793
Goodwill	323,798	24,498
Intangible assets, net	32,101	-
Deferred financing costs	5,440	-
Other non-current assets	2,151	1,194
Total assets	$743,881	$287,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$3,864	$30,389
Accounts payable	84,782	74,535
Claims payable	4,598	4,068
Amounts due to plan sponsors	16,170	4,938
Deferred revenue	3,527	-
Accrued expenses and other current liabilities	46,577	14,273
Total current liabilities	159,518	128,203
Long-term debt, net of current portion	314,752	-
Other non-current liabilities	3,796	3,224
Total liabilities	478,066	131,427
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	$-	$-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 56,632,871 and 42,766,478, respectively; shares outstanding; 53,688,338 and 39,675,865, respectively	6	4
Treasury stock, shares at cost: 2,658,963 and 2,647,613, respectively	(10,496)	(10,367)
Additional paid-in capital	366,901	254,677
Accumulated deficit	(90,596)	(88,521)
Total stockholders' equity	265,815	155,793
Total liabilities and stockholders' equity	$743,881	$287,220

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$441,153	$333,476	$1,188,251	$987,974
Cost of revenue	365,769	291,980	1,000,426	872,100
Gross profit	75,384	41,496	187,825	115,874
Selling, general and administrative expenses	55,950	32,402	146,978	94,335
Bad debt expense	5,309	2,433	12,536	5,410
Acquisition and integration expenses	595	-	6,694	-
Amortization of intangibles	1,326	-	2,196	-
Income from operations	12,204	6,661	19,421	16,129
Interest expense, net	8,122	447	19,515	1,471
Income (loss) before income taxes	4,082	6,214	(94)	14,658
Income tax expense	2,117	467	1,981	1,249
Net income (loss)	$1,965	$5,747	$(2,075)	$13,409
Income (loss) per common share
Basic	$0.04	$0.15	$(0.04)	$0.35
Diluted	$0.04	$0.14	$(0.04)	$0.34
Weighted average common shares outstanding
Basic	53,425	38,961	49,232	38,807
Diluted	54,210	40,184	49,232	39,345

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,075)	$13,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	6,211	3,596
Amortization of intangible assets	2,196	-
Amortization of deferred financing costs	1,272	-
Change in deferred income tax	1,197	562
Compensation under stock-based compensation plans	2,726	2,385
Loss on disposal of fixed assets	125	-
Bad debt expense	12,536	5,410
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(10,564)	5,913
Inventory	(10,834)	(2,606)
Prepaid expenses and other assets	(6,618)	(1,014)
Accounts payable	7,100	(14,027)
Claims payable	530	(1,002)
Amounts due to plan sponsors	3,051	305
Accrued expenses and other liabilities	(963)	1,048
Net cash provided by operating activities	5,890	13,979
Cash flows from investing activities:
Purchases of property and equipment, net	(6,747)	(4,522)
Cash consideration paid for Option Health earn-out	(1,000)	-
Cash consideration paid to CHS, net of cash acquired	(92,464)	-
Cash consideration paid to DS Pharmacy	(4,969)	-
Net cash used in investing activities	(105,180)	(4,522)
Cash flows from financing activities:
Proceeds from new credit facility, net of fees paid to issuers	319,000	-
Borrowings on line of credit	300,310	997,920
Repayments on line of credit	(330,699)	(1,008,747)
Repayments of capital leases	(72)	-
Principal payments on CHS long-term debt, paid at closing	(128,952)	-
Principal payments on long-term debt	(1,250)	-
Repayment of note payable	(2,250)	-
Deferred financing costs	(8,680)	-
Net proceeds from exercise of employee stock compensation plans	2,990	1,448
Surrender of stock to satisfy minimum tax withholding	(128)	(78)
Net cash provided by (used in) financing activities	150,269	(9,457)
Net change in cash and cash equivalents	50,979	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$50,979	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,038	$1,432
Cash paid during the period for income taxes	$1,803	$741

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2010. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the  Audited Consolidated Financial Statements included in the Form 10-K.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the consolidation.

As a result of the Company’s acquisition of Critical Homecare Solutions Holdings, Inc. (including its subsidiaries, collectively “CHS”) on March 25, 2010 (see Note 3 - Acquisitions), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”).  Based on its review, the Company changed its operating and reportable segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to its new operating and reportable segments “Infusion/Home Health Services” and “Pharmacy Services”.  These two new operating and reportable segments reflect how the Company’s chief operating decision maker reviews the Company’s results in terms of allocating resources and assessing performance.  As a result, prior period disclosures reflect the change in operating and reportable segments.  Refer to Note 7 – Operating Segments for more information.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require that an allocation of selling price among deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. The Company plans to adopt ASU 2009-13 on January 1, 2011.  The adoption of this statement is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 3 – ACQUISITIONS

Critical Homecare Solutions Holdings, Inc.

On March 25, 2010, the Company acquired 100 percent of CHS, a leading provider of comprehensive home infusion therapy and home nursing products and services to patients suffering from acute and chronic conditions.  CHS’ home infusion business provides for the dispensing and administration of infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients principally in the home.  Its home nursing service operations provide nursing and therapy visits as well as private duty nursing services to patients in the home.  The Company’s acquisition of CHS added 35 infusion pharmacies servicing 22 states, including 16 ambulatory treatment centers, and 33 nursing locations to the Company’s existing platform.

Consideration

The following table sets forth the consideration transferred in connection with the acquisition of CHS and the aggregate purchase price allocation as of March 25, 2010 (in thousands):

Fair value of equity consideration:
BioScrip common stock issued (13.1 million shares)	$91,614
BioScrip warrants issued (3.4 million warrants)	12,268
Rollover options (716,086 options)	2,802
Cash paid to CHS stockholders	99,626
Total consideration conveyed to CHS stockholders	$206,310

Cash paid for merger related expenses incurred by CHS	14,566
Assumption and repayment of CHS debt	128,952
Total amounts paid to execute the merger of CHS	$349,828

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of CHS (in thousands):

Cash and cash equivalents	$7,162
Receivables	37,333
Deferred taxes	6,182
Other current assets	4,993
Property and equipment	7,042
Other assets	2,778
Total assets acquired		65,490
Accounts payable	(3,147)
Notes payable	(2,250)
Amounts due to plan sponsors	(8,180)
Accrued expenses and other current liabilities	(34,007)
Deferred tax liabilities	(7,144)
Total liabilities assumed		(54,728)
Tangible assets acquired, net		$10,762
Intangible assets acquired		25,200
Debt assumed		(128,952)
Goodwill		299,300
Total consideration conveyed to CHS stockholders		$206,310

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill.  The value of the goodwill represents the value the Company expects to be created by combining the various operations of CHS with the Company’s operations, including the ability to cross-sell all of their respective services on a national basis with an expanded footprint in home infusion and the opportunity to focus on higher margin therapies.  The CHS acquisition is included in the Company’s Infusion/Home Health Services segment. Of the goodwill recorded in the CHS acquisition, $21.1 million is deductible for tax purposes.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the allocation of the purchase price in connection with the acquisition of CHS is subject to adjustment during the measurement period after the closing date (March 25, 2010) when additional information on assets and liability valuations becomes available.  The Company is still in the process of finalizing its valuation of certain assets and liabilities recorded in connection with the acquisition, including the collectability of accounts receivable, amounts due to plan sponsors and deferred taxes.  Accordingly, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities; residual amounts will be allocated to goodwill.  Refer to Note 4 – Goodwill and Intangible Assets for changes in the carrying value of goodwill.

 Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value

Trademarks/trade names	various	$8,400
Infusion customer relationships	3 years	7,200
Certificates of need	indefinite	9,600
		$25,200

Impact of Acquisition on Interim Financials

The Company has consolidated the results of CHS with its own financial results for the three months ended September 30, 2010.  The impact of the inclusion of CHS’ operating results with the Company’s Consolidated Statements of Operations for the three months ended September 30, 2010 includes $68.0 million of revenue, $31.4 million of gross profit and $9.3 million in operating income.  The impact of the inclusion of CHS’ operating results from March 26, 2010 through September 30, 2010 with the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2010 includes $137.8 million of revenue, $65.5 million of gross profit and $19.7 million in operating income.  Operating profit for CHS does not include the allocation of corporate expenses that were previously incurred by CHS and have since been transferred to BioScrip corporate expenses as part of the integration execution.

During the nine months ended September 30, 2010, the Company incurred $6.3 million of acquisition related costs.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.  The costs were recognized in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

The Company included the operating results of CHS in its consolidated statements of operations beginning on March 26, 2010.  The following table sets forth the unaudited pro forma combined results of operations as if the acquisition had occurred on the same terms as of January 1, 2010 and 2009.   Pro forma adjustments have been made related to amortization of intangible assets, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expects to realize as a result of the acquisition of CHS or estimates of charges related to the integration activity. The pro forma results for the nine months ended September 30, 2010 include the $6.3 million of acquisition related costs incurred by the Company.  Amounts are in thousands, except for earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(as reported)	(pro forma)	(pro forma)	(pro forma)

Revenue	$441,153	$394,549	$1,249,030	$1,175,431
Net income	$1,965	$5,137	$112	$12,241
Basic income per common share	$0.04	$0.10	$0.00	$0.24
Diluted income per common share	$0.04	$0.10	$0.00	$0.23

DS Pharmacy, Inc.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide marketing services.  The agreements also allow drugstore.com customers to continue to order from the Company through the drugstore.com website.  The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash which is expected to range between $4.2 and $5.5 million based on the results of operations during the twelve month period post-closing.  The Company recorded a liability to DS Pharmacy of $4.7 million to account for the fair value of the earn-out payment liability as of September 30, 2010.  Any changes to the fair value of the earn-out payment liability going forward will be recorded quarterly as income or expense in the Consolidated Statements of Operations.

During the three months ended September 30, 2010, the Company incurred $0.4 million of integration related costs.  These costs were primarily related to overtime and temporary wage costs and other integration costs associated with the DS Pharmacy acquisition.  The costs were recognized in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of DS Pharmacy (in thousands):

Inventory	$469
Property and equipment	76
Tangible assets acquired		$545
Intangible assets acquired		9,099
Total assets and total consideration		$9,644

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the allocation of the purchase price in connection with the acquisition of DS Pharmacy is subject to adjustment during the measurement period after the closing date (July 29, 2010) when additional information on assets and liability valuations becomes available.  The Company is still in the process of finalizing its valuation of certain assets recorded in connection with the acquisition.  Accordingly, the provisional measurements recorded are subject to change and any changes will be recorded as adjustments to the fair value of those assets and liabilities.

 Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value

Customer list	6 months	$283
Transitional services contract	1 year	1,161
License and marketing related intangibles	6 years	7,655
		$9,099

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”) in accounting for its goodwill and other intangibles assets.  Under ASC 350, goodwill is not amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test.  Management assesses impairment annually or whenever there is an impairment indicator.  The changes in the carrying amount of goodwill by operating and reportable segment for the nine months ended September 30, 2010 are as follows (in thousands):

	Infusion/Home	Pharmacy
	Health Servcies	Services	Total
Balance as of December 31, 2009	$-	$24,498	$24,498
Preliminary goodwill valued as of the date of the CHS acquisition	304,185	-	304,185
Adjustments to goodwill related to CHS acquisition	(4,885)	-	(4,885)
Balance as of September 30, 2010	$299,300	$24,498	$323,798

During the nine months ended September 30, 2010, the Company adjusted the fair value of assets acquired and liabilities assumed in the acquisition.  This resulted in an increase in accounts receivable of $0.5 million, an increase in other current assets of $0.2 million, a decrease in other assets of $1.2 million, an increase in accrued expenses and other liabilities of $1.0 million and a decrease in net deferred tax liabilities of $6.4 million.  As a result of the increase in the value of identifiable net assets, the portion of the purchase price allocated to goodwill was reduced.

Under ASC 350, an intangible asset with a finite useful life is required to be amortized over the period of that useful life, and an intangible asset with an indefinite useful life shall not be amortized.  Intangible assets are amortized using methods which approximate the benefit provided by the utilization of the assets. Trademarks, trade names, customer relationships and license and marketing related intangibles are amortized on a straight line basis.

The Company had no intangible assets as of December 31, 2009.  The following schedule shows the balance of intangible assets as of September 30, 2010 (in thousands):

		September 30, 2010
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Indefinite Useful Life
Certificates of need	indefinite	$9,600	$-	$9,600
Nursing trademarks	indefinite	5,800	-	5,800
		15,400	-	15,400

Finite Useful Life
Customer list	6 months	283	(95)	188
Transitional services contract	1 year	1,161	(194)	967
Infusion trademarks	3 years	2,600	(450)	2,150
Infusion customer relationships	3 years	7,200	(1,246)	5,954
License and marketing related intangibles	6 years	7,655	(213)	7,442
		18,899	(2,198)	16,701

		$34,299	$(2,198)	$32,101

        Total amortization of intangible assets was $1.3 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.  There was no amortization expense recorded in 2009.

The estimated amortization expense for the next five years is expected to be the following (in thousands):

2010 (three month period ending December 31, 2010)	$1,576
2011	5,276
2012	4,552
2013	2,002
2014	1,276
2015 and thereafter	2,019
Total	$16,701

NOTE 5 – DEBT

As of September 30, 2010, the Company’s long-term debt consisted of the following obligations (in thousands):

Senior unsecured notes	$225,000
Senior secured facility	93,371
Capital leases	245
318,616
Less - obligations maturing within one year	3,864
Long term debt - net of current portion	$314,752

In order to finance the acquisition of CHS, the Company entered into a new credit facility, consisting of a term loan and a revolving credit facility, and issued unsecured notes.  The Company also assumed and paid off the debt of CHS, including its prior revolving credit facility.  The terms of the new credit facility are discussed below.

Prior Credit Facility

Prior to the acquisition of CHS, the Company utilized an $85.0 million revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  In connection with the closing of the CHS acquisition, the Company paid off the Facility’s $27.0 million outstanding balance.

Senior Secured Facility

On March 25, 2010, the Company entered into a credit agreement (the “Senior Secured Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC (“Jefferies”), as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation as a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The Senior Secured Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolver”). The Term Loan has a five year term and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base calculation and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, the Company is required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, the Company is required to repay the Term Loan in an amount sufficient to eliminate such excess. The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and outstanding borrowings under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries an annual commitment fee of 0.75%, payable quarterly in arrears, on the unused portion of the Revolver.

Borrowings under the Senior Secured Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain equity securities, the incurrence of certain debt and the sale or other disposition of assets. In addition, borrowings under the Senior Secured Facility are subject to mandatory prepayment in the event the Company has “excess cash flow”, as defined in the Senior Secured Facility agreement. Both the Term Loan and the Revolver have been guaranteed by all of the Company’s subsidiaries and secured by first priority security interests in all of the Company’s assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The Senior Secured Facility includes affirmative and negative covenants and customary events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio, as well as limits on capital expenditures. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  The Company was in compliance with all covenants contained in the Senior Secured Facility credit agreement as of September 30, 2010.

Senior Unsecured Notes

In connection with the acquisition of CHS, on March 25, 2010, the Company also issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The Company will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future direct and indirect subsidiaries.  As of September 30, 2010, the Company does not have any independent assets or operations and, as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the new notes. As noted above, the Company and each of its guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Facility. The Senior Secured Facility ranks senior in priority to each subsidiary’s guarantee of the notes and could restrict the Company’s ability to obtain funds from the guarantor subsidiaries.  As of September 30, 2010, the carrying amount of the Company’s senior unsecured notes was $225.0 million, and the fair value of the long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $228.2 million.

On June 22, 2010, the Company filed an Offer to Exchange (the “Exchange Offer”) the original unregistered notes with new registered notes, as contemplated in the original note offering.  The new notes are substantially identical to the original notes except some of the transfer restrictions, registration rights and additional interest provision relating to the original notes do not apply.  On July 13, 2010, the Company’s planned registration of the notes became effective.  The Exchange Offer expired on August 12, 2010 and the new registered notes commenced trading publicly on August 16, 2010.

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

Debt Issuance Costs and Other Fees

Jefferies was engaged as an investment banker to provide both advisory services in structuring the acquisition, as well as providing the necessary financing on an interim basis (“bridge loan financing”).  Total debt issuance costs related to the notes and term loan are $8.7 million and will be amortized over the term of the debt facilities. Fees paid to Jefferies also included $6.0 million related to the Term Loan and Revolver which were paid to the debt issuers, including Jefferies as a minority issuer.  These fees were recorded as a reduction of principal and will accrete annually proportionate to the amounts repaid. Additional fees paid to Jefferies and expensed in March 2010 included $3.0 million in transaction advisory fees and $2.3 million related to the bridge loan financing availability in the event the notes did not sell prior to the closing date of the acquisition.

Note Payable

In June 2009 CHS issued a $2.25 million 8% note due on December 31, 2010 to partially finance the acquisition of Option Health, Ltd., which was assumed by the Company in connection with the CHS acquisition.  In August 2010, the Company paid the note in full.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,965	$5,747	$(2,075)	$13,409
Denominator - Basic:
Weighted average number of common shares outstanding	53,425	38,961	49,232	38,807
Basic income (loss) per common share	$0.04	$0.15	$(0.04)	$0.35
Denominator - Diluted:
Weighted average number of common shares outstanding	53,425	38,961	49,232	38,807
Common share equivalents of outstanding stock options and restricted awards	785	1,223	-	538
Total diluted shares outstanding	54,210	40,184	49,232	39,345
Diluted income (loss) per common share	$0.04	$0.14	$(0.04)	$0.34

The computation of basic and diluted shares for the three and nine months ended September 30, 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of CHS on March 25, 2010.  The computation of diluted shares for the three and nine months ended September 30, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS as well as 4.9 million and 4.0 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

The computation of diluted shares for the three and nine months ended September 30, 2009 excludes the effect of 3.0 million and 4.5 million shares, respectively, of stock options as their inclusion would have been anti-dilutive.

NOTE 7 – OPERATING SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services prior to the acquisition of CHS, the Company historically had two operating and reportable segments: “Specialty Pharmacy Services” and “Traditional Pharmacy Services”.  The acquisition and integration of CHS has resulted in a change to the Company’s operating and reportable segments.  Effective April 2010, the Company has two new operating and reportable segments: “Infusion/Home Health Services” and “Pharmacy Services”.  Prior period disclosures reflect the change in reportable segments.

The Infusion/Home Health Services operating and reportable segment consists of the Company’s legacy infusion therapy business combined with the infusion, respiratory, durable medical equipment (“DME”) and home health businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and DME.  Infusion services include the dispensing and administering of infusion based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services provided in this segment, the Company provides skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating and reportable segment consists of the Company’s traditional and specialty pharmacy mail operations and community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  These segment services are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy services.  The services also include care management programs customized to each patients care plan in coordination with doctors.  In addition, the DS Pharmacy business is included in this segment.

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on net income (loss) adjusted for net interest expense, income tax expense, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  Segment Adjusted EBITDA excludes the write-off of receivables owed at the time the CAP contract terminated and acquisition, integration and severance expenses.   The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Results of Operations:
Revenue:
Infusion/Home Health Services	$111,849	$36,809	$264,625	$107,613
Pharmacy Services	329,304	296,667	923,626	880,361
Total	$441,153	$333,476	$1,188,251	$987,974

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$14,942	$2,586	$31,702	$7,420
Pharmacy Services	10,731	13,224	31,120	34,521
Total Segment Adjusted EBITDA	25,673	15,810	62,822	41,941

Corporate overhead	(7,602)	(6,896)	(23,646)	(19,831)

Interest expense, net	(8,122)	(447)	(19,515)	(1,471)
Income tax expense	(2,117)	(467)	(1,981)	(1,249)
Depreciation	(2,404)	(1,356)	(6,211)	(3,596)
Amortization	(1,326)	-	(2,196)	-
Stock-based compensation expense	(1,097)	(897)	(2,726)	(2,385)
Acquisition, integration and severance expenses	(1,040)	-	(7,139)	-
Bad debt expense related to contract termination	-	-	(1,483)	-
Net income (loss):	$1,965	$5,747	$(2,075)	$13,409

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$977	$48	$2,229	$376
Pharmacy Services	1,104	545	3,044	3,010
Corporate unallocated	324	-	1,474	1,136
Total	$2,405	$593	$6,747	$4,522
Depreciation Expense:
Infusion/Home Health Services	$1,128	$277	$2,381	$904
Pharmacy Services	954	858	3,019	1,950
Corporate unallocated	322	221	811	742
Total	$2,404	$1,356	$6,211	$3,596
Total Assets
Infusion/Home Health Services			$438,705	$52,954
Pharmacy Services			143,153	121,081
Corporate unallocated			162,023	66,145
Total			$743,881	$240,180
Goodwill
Infusion/Home Health Services			$299,300	$-
Pharmacy Services			24,498	24,498
Total			$323,798	$24,498

NOTE 8 – STOCK-BASED COMPENSATION PLANS

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan, as amended (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, performance shares and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  On June 10, 2010, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.  As of September 30, 2010, there were 2,271,074 shares that remained available for grant under the 2008 Plan.  Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan.  The 2008 Plan and the 2001 Plan are administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip, or an affiliate or subsidiary of BioScrip, prior to such acquisition.  As of September 30, 2010, there were 2,286,229 shares that remained available under the Bioscrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $0.8 million and $2.3 million for the three and nine months ended September 30, 2010, respectively.  The Company recognized compensation expense related to stock options of $0.6 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.3 million and $0.4 million for the three and nine months ended September 30, 2010, respectively.  The Company recognized compensation expense related to restricted stock awards of $0.3 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.

NOTE 9 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various plan sponsors are served accounted for, in the aggregate, approximately 12% and 14% of revenue during the nine month periods ended September 30, 2010 and 2009, respectively, and 14% and 23% of accounts receivable as of September 30, 2010 and 2009, respectively.

NOTE 10 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its interim provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

The Company recorded a provision for income taxes of $2.1 million for the three months ended September 30, 2010 on pre-tax net income of $4.1 million, a 51.8% effective tax rate.  The effective tax rate of 51.8% is above the statutory rate as a result of the decrease in deferred tax assets due to a lower post-combination state tax rate expected to be applicable when the deferred tax assets are reversed.  The provision for income taxes for the three months ended September 30, 2009 was $0.5 million with an effective tax rate of 7.5%.  In 2009, the Company maintained a valuation allowance against it deferred tax assets.  The effective tax rate of 7.5% was below the statutory rate as a result of a reduction in the Company’s valuation allowance associated with the utilization of a portion of net operating losses in 2009.

The Company recorded a provision for income taxes of $2.0 million for the nine months ended September 30, 2010 on pre-tax net loss of $94,000.  The effective tax rate for the nine months is above the statutory rate as a result of the non-deductible CHS acquisition related costs and a lower post-combination state tax rate expected to be applicable when the deferred tax assets are reversed. Both of these factors are treated as discrete items. The provision for income taxes for the nine months ended September 30, 2009 was $1.2 million with an effective tax rate of 8.5%.  The lower effective tax rate of 8.5% for the nine months ended September 30, 2009 compared to the statutory rate was primarily a result of a reduction in the valuation allowance due to the utilization of a portion of the net operating losses in 2009.

The Company and its subsidiaries file income tax returns with Federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of September 30, 2010, U.S. tax returns for 2007, 2008 and 2009 remain subject to examination by Federal tax authorities.  Tax returns for the years 2006 through 2009 remain subject to examination by state and local tax authorities for a majority of the Company’s state and local filings.

NOTE 11 – SECURITY INTEREST AND LETTERS OF CREDIT

On March 25, 2010, in connection with the CHS acquisition, the Company and its primary drug wholesaler entered into an amendment to its existing Prime Vendor Agreement (the “PVA”) to subordinate the liens of the primary wholesaler in the Company’s inventory to liens granted under the Senior Secured Facility.  On June 17, 2010, the Company further amended the PVA to, among other things, add CHS and its subsidiaries to the PVA and to the liens granted by the Company to its primary drug wholesaler.

In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At September 30, 2010, there was $3.4 on deposit as collateral for these LCs, which are recorded in prepaid expenses and other current assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our unaudited consolidated interim financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three month period ended September 30, 2010 (this “Report”).

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
•
our ability to successfully complete the integration of Critical Homecare Solutions Holdings, Inc. (including its subsidiaries, collectively “CHS”) and other acquisitions and realize the anticipated synergies of these acquisitions;

•	our revenue following the merger;
•	our high level of indebtedness;
•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreement;
•	our ability to hire and retain key employees;
•	our ability to successfully execute our succession plan; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	unfavorable economic and market conditions;
•	reductions in Federal and state reimbursement;
•	delays or suspensions of Federal and state payments for services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;
•	unforeseen contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy systems;
•	increases or other changes in the Company’s acquisition cost for its products;

•	increased competition from our competitors, including competitors with greater financial, technical, reimbursement, marketing and other resources, could have the effect of reducing prices and margins;
•	the significant indebtedness incurred to complete the acquisition may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,
•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of specialty pharmacy and home care products and services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of September 30, 2010, we had a total of 113 locations in 29 states plus the District of Columbia, including 31 community pharmacy locations, 33 home nursing locations, three mail service facilities and 46 home infusion locations, including three contract affiliated infusion pharmacies.

On March 25, 2010, we acquired CHS, a privately held leading provider of home infusion and home nursing products and services. CHS was principally owned by funds managed by Kohlberg & Company, L.L.C., or Kohlberg. Our acquisition of CHS provided us with a national network of specialty and home infusion pharmacies and home and health care service providers. As a result of the acquisition, we are cross-selling all of our  service offerings, enabling accelerated pull-through opportunities with our existing payors, as well as the additional payors from CHS.  The additional CHS payor relationships of more than 450 increases our total payor relationships to over 1,000. The acquisition also significantly expanded our national footprint with the addition of a strong regional and local management team.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide marketing services.  The agreements also allow drugstore.com customers to continue to order from the Company through the drugstore.com website.  The Company paid $5.0 million cash upon closing and may pay an additional earn-out currently estimated at $4.7 million.

During the three month period ended September 30, 2010 we renegotiated certain discount cash card broker agreements to provide for the payment of higher broker fees for new and existing cash card sales.  We expect these new rates to provide additional incentives for new member growth over the next several quarters thereby increasing these programs profitability over the long term.  Beginning in the fourth quarter we expect broker fees to increase $1.9 million on $1.6 million of additional revenue over the prior quarter.  If anticipated growth is achieved, broker fees could increase $3.0 – $5.0 million quarterly compared to prior year.  The net impact to operating income is expected to be positive versus prior year for the second quarter of 2011 and going forward.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offers patients a high-touch, community- and home-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Below is a brief discussion of our business and operations as reported in our Unaudited Consolidated Financial Statements for the quarterly period ended September 30, 2010 on a segment basis. Immediately upon the consummation of the acquisition of CHS, we began integrating the operations of CHS into our operations and re-evaluating our segment reporting. As a result of this review, we changed our operating and reportable segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to our new operating and reportable segments: “Infusion/Home Health Services” and “Pharmacy Services”.  These two new operating and reportable segments reflect how our chief operating decision maker (“CODM”) reviews our results in terms of allocating resources and assessing operating and financial performance.  Prior period disclosures reflect the change in reportable segments.

The Infusion/Home Health Services operating and reportable segment consists of our legacy infusion therapy business combined with the infusion, respiratory, durable medical equipment (“DME”) and home health businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and DME.  Infusion services include the dispensing and administering of infusion based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services provided by this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating and reportable segment consists of our traditional and specialty pharmacy mail operations and community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  The DS Pharmacy business is also included in this segment.  These segment services are designed to offer customers and patients cost-effective delivery of traditional, and specialty pharmacy services.  The services also include care management programs customized to each patients care plan in coordination with doctors.

We have presented operating and reportable segment information on the basis of net income (loss) adjusted for net interest expense, income tax expense, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  Segment Adjusted EBITDA excludes the write-off of receivables owed at the time the CAP contract terminated and acquisition, integration and severance expenses.  We believe that Segment Adjusted EBITDA from operations provides a better indication of the segment operating performance.  The Segment Adjusted EBITDA measurement is the primary measure used by the CODM in evaluating our operating and financial performance.

Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended September 30, 2010. For a full description of our accounting policies please refer to Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company.  It compares our results of operations for the three and nine months ended September 30, 2010 with our results of operations for the three and nine months ended September 30, 2009 (in thousands).

	Three Months Ended September 30,
	2010		2009		Change
Revenue	$441,153		$333,476		$107,677
Gross profit	$75,384	17.1%	$41,496	12.4%	$33,888
Income from operations	$12,204	2.8%	$6,661	2.0%	$5,543
Interest expense, net	$8,122	1.8%	$447	0.1%	$7,675
Income before income taxes	$4,082	0.9%	$6,214	1.9%	$(2,132)
Net income	$1,965	0.4%	$5,747	1.7%	$(3,782)

	Nine Months Ended September 30,
	2010		2009		Change
Revenue	$1,188,251		$987,974		$200,277
Gross profit	$187,825	15.8%	$115,874	11.7%	$71,951
Income from operations	$19,421	1.6%	$16,129	1.6%	$3,292
Interest expense, net	$19,515	1.6%	$1,471	0.1%	$18,044
(Loss) income before income taxes	$(94)	0.0%	$14,658	1.5%	$(14,752)
Net (loss) income	$(2,075)	-0.2%	$13,409	1.4%	$(15,484)

Revenue. Revenue for the three months ended September 30, 2010 was $441.2 million as compared to revenue of $333.5 million for the three months ended September 30, 2009.  Pharmacy Services revenue for the three months ended September 30, 2010 was $329.3 million as compared to revenue of $296.7 million for the same period in 2009, an increase of $32.6 million, or 11.0%. That increase was primarily due to revenue on new contracts, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.   The acquisition of the prescription pharmacy business of DS Pharmacy resulted in new revenue of $3.6 million in the period. Infusion/Home Health Services revenue for the three months ended September 30, 2010 was $111.8 million, as compared to revenue of $36.8 million for the three months ended September 30, 2009, an increase of $75.0 million, or 203.8%.  Excluding revenue associated with the acquired CHS businesses, our infusion revenue increased $7.0 million, or 19.0%, from a year ago.  CHS revenue contributed $68.0 million of revenue during the period.

Revenue for the nine months ended September 30, 2010 was $1.2 billion as compared to revenue of $988.0 million for the nine months ended September 30, 2009.  Pharmacy Services revenue for the nine months ended September 30, 2010 was $923.6 million as compared to revenue of $880.4 million for the same period in 2009, an increase of $43.2 million, or 4.9%. That increase was primarily due to revenue on new contracts, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  The acquisition of the prescription pharmacy business of DS Pharmacy resulted in new revenue of $3.6 million during the period.  Infusion/Home Health Services revenue for the nine months ended September 30, 2010 was $264.6 million, as compared to revenue of $107.6 million for the same period in 2009, an increase of $157.0 million, or 145.9%. The acquired CHS business contributed $137.8 million of revenue for the nine months ended September 30, 2010.  Excluding revenue associated with the acquired CHS businesses, our infusion revenue increased $19.2 million, or 17.8%, over the prior period.  The growth in revenue excluding the acquired CHS businesses in Infusion/Home Health Services for the nine months ended September 30, 2010 was a result of new infusion contracts.

Cost of Revenue and Gross Profit.  Cost of revenue for the three months ended September 30, 2010 was $365.8 million as compared to $292.0 million for the same period in 2009.  Gross profit during the three months ended September 30, 2010 was $75.4 million as compared to $41.5 million for the three months ended September 30, 2009, an increase of $33.9 million, or 81.7%. Gross profit as a percentage of revenue increased to 17.1% in the three months ended September 30, 2010 from 12.4% in the three months ended September 30, 2009.  The increase in gross profit percentage from 2009 to 2010 was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  The increase in gross profit percentage compared to 2009 was partially offset by effects of certain state governmental agencies that declined to make any adjustment to their reimbursement following the implementation of the industry-wide AWP settlement in September 2009.  As such, our reimbursement, as well as those of our peers, for services provided to government funded and/or operated programs were reduced.   Also partially offsetting the 2010 increase in gross profit from the CHS acquisition are the effects of unfavorable competitive market conditions in our traditional mail operations.

Cost of revenue for the nine months ended September 30, 2010 was $1.0 billion as compared to $872.1 million for the same period in 2009.  Gross profit for the nine months ended September 30, 2010 was $187.8 million as compared to $115.9 million for the same period a year ago, an increase of $71.9 million, or 62.0%. Gross profit as a percentage of revenue increased to 15.8% in the nine months ended September 30, 2010 from 11.7% in the nine months ended September 30, 2009.  The increase in gross profit percentage from 2009 to 2010 was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  The increase in gross profit percentage compared to 2009 was partially offset by previously disclosed price concessions granted to a major customer totaling $2.5 million.  Also partially offsetting the increase in gross profit from the CHS acquisition was a $1.2 million decrease in reimbursement from certain state governmental agencies that declined to adjust their reimbursement rates following the implementation of the industry-wide AWP settlement in September 2009.  As such, our reimbursement for services provided to government funded and/or operated programs were reduced. Finally, delays in brand to generic conversions also partially offset growth in gross profit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2010 were $55.9 million, or 12.7% of total revenue, as compared to $32.4 million, or 9.7% of total revenue, for the same period in 2009. The increase in SG&A was primarily due to $20.2 million of additional expense in the period related to CHS and $1.5 million in additional wages and salaries and an increase of $1.5 million in broker fees related to growth in our prescription discount card business.  Due to the acuity level of patients associated with the home health nursing and traditional home infusion services, the Infusion/Home Health Services segment operates at a higher operating expense ratio to revenue than the Pharmacy Services segment.

 SG&A for the nine months ended September 30, 2010 were $147.0 million, or 12.4% of total revenue, as compared to $94.3 million, or 9.5% of total revenue, for the same period in 2009. The increase in SG&A was primarily due to $41.7 million of additional expense related to CHS, a $5.8 million increase in wages and salaries to strengthen the management and sales team and an increase of $3.4 million in brokers fees related to growth in our prescription discount card business.  Due to the acuity level of patients associated with the home health nursing and traditional home infusion services, the Infusion/Home Health Services segment operates at a higher operating expense ratio to revenue than the Pharmacy Services segment.

Bad Debt Expense. For the three months ended September 30, 2010, bad debt expense was $5.3 million, or 1.2% of revenue, as compared to $2.4 million, or 0.7% of revenue, in the same period of 2009. Of this $2.9 million increase, $1.1 million is related to the acquisition of CHS.  The remaining increase in bad debt expense in the three months ended September 30, 2010 is due to our current and year to date collection experience on aged balances, which include government payors as well as non-electronic payors.  Based on our current collection experience, we expect bad debt expense for the remainder of 2010 to be approximately 1.0% of revenue.

For the nine months ended September 30, 2010, bad debt expense was $12.5 million, or 1.1% of revenue, as compared to $5.4 million, or 0.5% of revenue, for the same period in 2009. Of this $7.1 million increase, $1.5 million is increased provision related to uncollected receivables remaining under the Centers for Medicare and Medicaid (“CMS”) Competitive Acquisition Program (“CAP”) contract, which was terminated effective December 31, 2008.  The remaining unreserved net CAP receivable balance at September 30, 2010 is $1.6 million.  Although the Federal and state governmental agency process to collect these amounts has become protracted, we are pursuing receivables diligently and believe our reserves are adequate. The write-off of CAP receivables in the first quarter resulted in an increase in bad debt expense of 0.2% of revenue for the nine months ended September 30, 2010. Another $2.5 million of the bad debt expense increase was related to the acquisition of CHS.  Bad debt expense increased $2.2 million in the nine months ended September 30, 2010 relative to 2009 based on our current collection experience on aged balances, which include government payors as well as non-electronic payors.  The remainder of the $7.1 million increase is due to revenue growth which occurred on business mix which experiences a slightly higher bad debt rate than our average mix of business.

Acquisition and Integration Expenses.  During the three months ended September 30, 2010, we recorded $0.6 million of costs related to the acquisitions of CHS and DS Pharmacy.  These expenses were primarily related to overtime and temporary wage costs and other integration costs associated with the DS Pharmacy acquisition.  We did not have any acquisition related expenses in the three months ended September 30, 2009.

During the nine months ended September 30, 2010, we recorded $6.7 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.  We did not have any acquisition related expenses in the same period in 2009.

Amortization of Intangibles.  During the three months ended September 30, 2010, we recorded amortization of intangible assets of $1.3 million. The amortization was due to intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  There was no amortization of intangible assets recorded in the same period of 2009.

During the nine months ended September 30, 2010, we recorded amortization of intangible assets of $2.2 million.  The amortization was due to intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  There was no amortization of intangible assets recorded in the same period in 2009.

Interest Expense, Net. Net interest expense was $8.1 million for the three months ended September 30, 2010 as compared to $0.4 million for the same period in 2009.  The increase in interest expense was due to the new debt structure used to acquire CHS, resulting in $8.0 million of interest expense related to the new credit facilities.

Net interest expense was $19.5 million for the nine months ended September 30, 2010 as compared to $1.5 million for the same period a year ago.  The increase in interest was due to our new debt structure, including $16.7 million of interest expense related to our new credit facilities and a $2.3 million finance fee related to the bridge loan financing that was available if the unsecured notes had not been sold by the time the acquisition was finalized.

Income Tax Expense. Income tax expense of $2.1 million was recorded for the three months ended September 30, 2010 on pre-tax net income of $4.1 million, a 51.8% effective tax rate.  The effective tax rate of 51.8% is above the statutory rate as a result of the decrease in deferred tax assets due to a lower post-combination state tax rate expected to be applicable when the deferred tax assets are reversed.  The provision for income taxes for the three months ended September 30, 2009 was $0.5 million with an effective tax rate of 7.5%.  In 2009, the Company maintained a valuation allowance against it deferred tax assets.  The effective tax rate of 7.5% was below the statutory rate as a result of a reduction in the Company’s valuation allowance associated with the utilization of a portion of net operating losses in 2009.

Income tax expense of $2.0 million was recorded for the nine months ended September 30, 2010 on pre-tax net loss of $94,000.  The effective tax rate for the nine months is above the statutory rate as a result of the non-deductible CHS acquisition related costs and a lower post-combination state tax rate expected to be applicable when the deferred tax assets are reversed. Both factors are treated as discrete items. The provision for income taxes for the nine months ended September 30, 2009 was $1.2 million with an effective tax rate of 8.5%.  The lower effective tax rate of 8.5% for the nine months ended September 30, 2009 compared to the statutory rate was primarily a result of a reduction in the valuation allowance due to the utilization of a portion of the net operating losses in 2009.

Net Income (Loss) and Income (Loss) Per Share. Net income for the three months ended September 30, 2010 was $2.0 million, or $0.04 per diluted share.  This compares to net income of $5.7 million, or $0.14 per diluted share, for the same period last year.

Net loss for the nine months ended September 30, 2010 was $2.1 million, or $0.04 per diluted share.  This compares to net income of $13.4 million, or $0.34 per diluted share, for the same period last year.

Non-GAAP measures.  The following table reconciles GAAP Net Income (Loss) to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA.  Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan for 2010 and is used in calculations pertaining to term loan debt covenants. EBITDA is net income (loss) adjusted for net interest expense, income tax expense, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA excludes the write-off of receivables owed at the time the CAP contract terminated and acquisition, integration and severance expenses.

Reconciliation between GAAP and Non-GAAP Measures
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$14,942	$2,586	$31,702	$7,420
Pharmacy Services	10,731	13,224	31,120	34,521
Total Segment Adjusted EBITDA	25,673	15,810	62,822	41,941

Corporate overhead	(7,602)	(6,896)	(23,646)	(19,831)

Consolidated Adjusted EBITDA	$18,071	$8,914	$39,176	$22,110

Interest expense, net	(8,122)	(447)	(19,515)	(1,471)
Income tax expense	(2,117)	(467)	(1,981)	(1,249)
Depreciation	(2,404)	(1,356)	(6,211)	(3,596)
Amortization	(1,326)	-	(2,196)	-
Stock-based compensation expense	(1,097)	(897)	(2,726)	(2,385)
Acquisition, integration and severance expenses	(1,040)	-	(7,139)	-
Bad debt expense related to contract termination	-	-	(1,483)	-
Net income (loss):	$1,965	$5,747	$(2,075)	$13,409

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $5.9 million during the nine months ended September 30, 2010 compared to $14.0 million during the nine months ended September 30, 2009.  The decrease in cash provided by operating activities was primarily the result of a net loss of $2.1 million, which includes acquisition related operating expenses and financing fees of $8.9 million.  Charges that contributed to the net loss but had no impact on cash from operations were bad debt of $12.5 million, which includes a $1.5 million write-off as a result of the terminated CAP contract, depreciation of $6.2 million, change in deferred income tax of $1.2 million, amortization of intangibles and deferred financing cost of $3.5 million and equity-based compensation expense of $2.7 million. Contributing to the decline in cash provided from operations was a $10.6 million increase in accounts receivable, $10.8 million increase in inventory and $6.6 million of cash used to prepay expenses including prepaid insurance and refundable income taxes.

Net cash used in investing activities during the nine months ended September 30, 2010 was $105.2 million compared to $4.5 million for the same period in 2009.  The cash used was primarily related to the acquisitions of CHS and DS Pharmacy.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $150.3 million compared to $9.5 million of cash used during the same period in 2009.  The cash provided was primarily due to the issuance of notes and the Senior Secured Facility (defined below).  This increase was partially offset by the payoff of the long-term debt assumed in the CHS acquisition as well as the payoff of the prior line of credit and payment of financing costs related to the note issuance and the Senior Secured Facility.  For the nine months ended September 30,  2009, the net cash used in financing activities was due to an increase in payments on our original credit facility.

Prior to March 25, 2010, we utilized an $85.0 million revolving credit facility (“Facility”) with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  On March 25, 2010 the outstanding balance of $27.0 million was paid in full.

On March 25, 2010, the we entered into a credit agreement (the “Senior Secured Facility”) by and among the Company, as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Jefferies Finance LLC (“Jefferies”), as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation as a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders. The Senior Secured Facility consists of a $100.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Revolver”). The Term Loan has a five year term and has a repayment schedule with quarterly amortization equal to 2.5%, 5.0%, 7.5%, 10.0% and 12.5% per annum of its principal amount in years one through five, respectively, with the balance due at maturity. The Revolver is available for five years after the closing of the acquisition. The amount of borrowings that may be made under the Revolver are based on a borrowing base calculation and are comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $50.0 million. If the amount of borrowings outstanding under the Revolver exceeds the borrowing base then in effect, we are required to repay such borrowings in an amount sufficient to eliminate such excess. Additionally, if there are no borrowings outstanding under the Revolver and the principal amount of the Term Loan then outstanding exceeds the borrowing base then in effect, we are required to repay the Term Loan in an amount sufficient to eliminate such excess. The Revolver includes $5.0 million of availability for letters of credit and $5.0 million of availability for swingline loans. Interest on both the Term Loan and outstanding borrowings under the Revolver are based on a base rate or Eurodollar rate plus an applicable margin of 3.0% and 4.0%, respectively, with the base rate and Eurodollar rate having floors of 3.0% and 2.0%, respectively. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to base rate loans. The Revolver also carries an annual commitment fee of 0.75%, payable quarterly in arrears, on the unused portion of the Revolver.

Borrowings under the Senior Secured Facility are subject to mandatory prepayment upon the occurrence of certain events, including the issuance of certain equity securities, the incurrence of certain debt and the sale or other disposition of assets. In addition, borrowings under the Senior Secured Facility are subject to mandatory prepayment in the event we have “excess cash flow”, as defined in the Senior Secured Facility agreement. Both the Term Loan and the Revolver have been guaranteed by all of our subsidiaries and secured by first priority security interests in all of the Company’s assets (including the capital stock of our subsidiaries) and all such subsidiary guarantors. The Senior Secured Facility includes affirmative and negative covenants and customary events of default, as well as financial covenants relating to a maximum total leverage ratio and a minimum fixed charge coverage ratio, as well as limits on capital expenditures. Negative covenants include, among other limitations, limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include, among other events, non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  We were in compliance with all covenants contained in the Senior Secured Facility credit agreement as of September 30, 2010.

We also issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The notes will bear interest at a rate of 10¼% per annum.  We will pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year, beginning October 1, 2010.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing and future direct and indirect subsidiaries.  As of September 30, 2010, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the new notes. As noted above, we and each of our guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Facility. The Senior Secured Facility ranks senior in priority to each subsidiary’s guarantee of the notes and could restrict our ability to obtain funds from the guarantor subsidiaries.  As of September 30, 2010, the carrying amount of our long-term debt was $225.0 million, and the fair value of the long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $228.2 million.

On June 22, 2010 we filed an Offer to Exchange (the “Exchange Offer”) the original unregistered notes with new registered notes, as contemplated in the original note offering.  The new notes are substantially identical to the original notes except some of the transfer restrictions, registration rights and additional interest provision relating to the original notes do not apply.  On July 13, 2010 our planned registration of the notes became effective.  The Exchange Offer expired on August 12, 2010 and the new registered notes commenced trading publicly on August 16, 2010.

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

        At September 30, 2010, we had working capital of $180.7 million compared to $91.1 million at December 31, 2009.  The increase was primarily due to the excess of new debt proceeds over payments for CHS and DS Pharmacy and increased working capital from the operations of CHS and DS Pharmacy.  We have also made substantial information technology (“IT”) systems investments to improve efficiencies, internal controls, and data reporting.  We believe that our cash on hand, together with funds available under the Revolver and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, IT systems investments, scheduled debt repayments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

At September 30, 2010 we had Federal net operating loss carryforwards available to us of approximately $17.8 million, of which $1.2 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  We have post apportioned state net operating loss carryforwards remaining of approximately $8.2 million, the majority of which will begin expiring in 2017 and later.

On March 25, 2010, in connection with the CHS acquisition, we entered into an amendment to our existing Prime Vendor Agreement (as amended, the “PVA”) with our primary drug wholesaler pursuant to which the wholesaler agreed to subordinate the liens in our inventory to liens granted under the Senior Secured Facility.  On June 17, 2010, we further amended the PVA to, among other things, add CHS and its subsidiaries to the PVA and to the liens granted by us to our primary drug wholesaler.

In addition, in the ordinary course of business, we obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At September 30, 2010, there was $3.4 million of cash on deposit as collateral for these LCs.

The following table sets forth our contractual obligations affecting cash in the future as of September 30, 2010 (in thousands):

	Payments Due in Period Ending December 31
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$464,223	$8,033	$107,380	$348,810	$-
Operating lease obligations	29,415	1,984	12,650	7,040	7,741
Capital lease obligations	257	32	204	21	-
Purchase commitment	5,215	5,215	-	-	-
Total	$499,110	$15,264	$120,234	$355,871	$7,741
(1) Includes principal and interest payments. Interest payments assume Senior Secured Facility borrowings and interest rates remain at the September 30, 2010 level until maturity.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At September 30, 2010 we had $314.8 million of long-term debt with approximately $89.6 million subject to variable interest rates and $3.8 million of short term debt, which was also subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under the Senior Secured Facility discussed in Item 2 of this Report.  A 1% increase in current market interest rates would have approximately $930,000 impact on our annual interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

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

At September 30, 2010, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others approximate fair value due to their short-term nature.  Borrowings under our Senior Secured Facility include debt with variable interest rates totaling $93.4 million at September 30, 2010.  We believe the carrying value of our long-term debt under our Senior Secured Credit Facility approximates current market value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of September 30, 2010, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

Except as set forth below, during the three months ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service, infusion services and community pharmacies.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We are presently responding to several subpoenas and requests for information from governmental agencies, including one from the United States Attorney’s Office in Minneapolis, MN. We cannot predict with certainty what the outcome of any of the foregoing might be. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in the defense of the suits and in providing documents to government agencies. Many of the current pending claims and associated costs are covered by our insurance, but certain other costs are not insured, such as deductibles on each claim. While these costs are not currently material to our financial performance, there can be no assurance that such costs will not increase and/or become in the future.

The sellers of a company, Northland Pharmacy, acquired by one of our subsidiaries, are claiming a right to additional purchase price of at least $5.64 million in connection with an earn out provision in the stock purchase agreement regarding the acquisition. The sellers, named DiCello, first sued in federal court in Ohio in July 2007, but the court stayed the case and directed arbitration of the disagreement by the accounting firm KPMG, LLP, as the stock purchase agreement provides. We deny owing the sellers any additional purchase price. The parties have made extensive filings as directed by the arbitrator and are waiting for the arbitrator’s decision in the matter. We are confident in our position and do not believe an adverse ruling is likely; however, there can be no assurance that an adverse ruling will not be rendered. If the arbitrator rules in favor of DiCello, such ruling could have a material adverse effect on our business, operations or financial position.

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

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of ours, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that our and the other defendants’ actions are responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by us. The complaint asserts various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint seeks unspecified money damages, including punitive damages. The court granted our motion for summary judgment and the plaintiffs filed a timely appeal.  We intend to deny the allegations and defend the action vigorously.

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

Our future financial results will depend in part on our ability to profitably manage our growth on a combined basis with CHS. Management will need to maintain existing customers and attract new customers, recruit, retain and effectively manage employees, as well as expand operations and integrate customer support and financial control systems. We expect to spend approximately $3.0 million of integration-related capital expenditures in the first 12 months after completion of the merger and to incur $5.0 million of integration-related expenses during that 12-month period. If the integration-related expenses and capital expenditure requirements are greater than anticipated or if we are unable to manage our growth profitably after the merger, our financial condition and results of operations may suffer.

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

As of September 30, 2010, BioScrip had net operating losses, or NOLs, for U.S. federal income tax purposes of approximately $17.8 million. Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year would be increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year.

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

The loss of a relationship with one or more of our discount cash card brokers could negatively impact our business.

Our contracts with discount cash card brokers are typically subject to termination by a broker’s written notice 90 days prior to effective date.  Depending on the amount of revenues generated by any broker agreement, one or more terminations could have a material and adverse effect on our results of operations and financial performance.  We are unaware of any intention by a discount cash card broker to terminate or not renew an agreement with us.

Risks Related to the New Notes

The significant indebtedness incurred to complete the acquisition imposed operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We incurred an aggregate of approximately $325.0 million of indebtedness (not including up to $50.0 million that would also be available under our new revolving credit facility) in connection with the acquisition of CHS. The terms of our new credit facilities require us to comply with certain financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. In addition, the terms of our new indebtedness also include certain covenants restricting or limiting our ability to, among other things:

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

As of September 30, 2010, we had approximately $93.4 million aggregate principal amount of secured indebtedness outstanding under the New Credit Facility. Additionally, under the terms of our prime vendor agreement with our primary drug wholesaler, we granted our primary drug wholesaler a secured second primary lien in all of our inventory as well as the proceeds thereof. Any additional borrowings pursuant to our existing or future credit facilities would also be secured indebtedness, if incurred. Although the indenture governing the new notes contains limitations on the amount of additional indebtedness that we may incur, under certain circumstances the amount of such indebtedness could be substantial and, under certain circumstances, such indebtedness may be secured indebtedness.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. Although the indenture governing the new notes and the New Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The New Credit Facility permits, among other things, revolving credit borrowings of up to $50.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

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

The new notes are guaranteed by our domestic restricted subsidiaries. The guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or another similar case or lawsuit is commenced by or on behalf of our or a guarantor subsidiary’s unpaid creditors or another authorized party. Under these laws, if a court were to find that, at the time any guarantor subsidiary issued a guarantee of the new notes, either it issued the guarantee to delay, hinder or defraud present or future creditors or it received less than reasonably equivalent value or fair consideration for issuing the guarantee and at the time:

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

BIOSCRIP, INC.

Date: November 3, 2010	/s/ Phillip J. Keller
Phillip J. Keller, Senior Vice President of Finance and
Principal Accounting Officer