Form 10-K
period 2010-12-31
BioScrip, Inc.
filed 2011-03-16
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $150,795,138 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On March 10, 2011, there were outstanding 54,139,194 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	Our expectations regarding financial condition or results of operations in future periods;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding economic and business conditions;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;
•	our ability to maintain contracts and relationships with our customers;
•	sales and marketing efforts;
•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;
•	future capital expenditures;
•	our revenue following the merger;
•	our high level of indebtedness;
•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;
•	our ability to hire and retain key employees;
•	our ability to successfully execute our succession plans; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

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

Item 1.  Business

Overview

We are a national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of December 31, 2010, we had a total of 112 locations in 29 states plus the District of Columbia, including 31 community pharmacy locations, 33 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies.  We were incorporated in Delaware in 1996 as MIM Corporation, with our primary business and operations being pharmacy benefit management services.   Over the years, we have expanded our pharmacy and home health service offerings to include home infusion, community, national and regional pharmacy services and home health.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs, often tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

The acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) in March 2010 caused us to re-evaluate our segment reporting. As a result of this review, we changed our segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to our new segments: “Infusion/Home Health Services” and “Pharmacy Services”.  These two new segments reflect how our chief operating decision maker (“CODM”) reviews our results in terms of allocating resources and assessing operating and financial performance.  Prior period disclosures reflect the change in reportable segments.

Our Infusion/Home Health Services segment consists of our legacy home infusion business combined with the home infusion and home health service businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and durable medical equipment.  Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services reported under this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

Our Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  The DS Pharmacy Inc. ("DS Pharmacy") business acquired in July 2010 is included in this segment.  These segment services are designed to offer patients and other customers cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

Our Strengths

We believe that our company has a number of competitive strengths, including:

 We Have a Local Competitive Market Position within our National Platform and Infrastructure

As of December 31, 2010, we had a total of 112 locations in 29 states plus the District of Columbia, including 31 community pharmacy locations, 33 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies. Our model combines local presence with comprehensive clinical programs for multiple therapies and all delivery technologies (oral, injectable and infusible). We also have the capabilities and payor relationships to distribute pharmaceuticals to all 50 states. We have more than 1,000 Managed Care Organizations (“MCO”) relationships and are one of a limited number of pharmacy and home health services providers that can offer a truly national, integrated and comprehensive approach of managing a patient’s chronic conditions on behalf of his or her MCO, which generally favors fully integrated vendors that can provide high-touch pharmacy solutions to their patients.

Diversified Payor Base with Limited Reliance on Government Payors

We provide prescription drugs, infusion, home health and clinical management services to a broad range of commercial and governmental payors.  For the year ended December 31, 2010, no single payor accounted for more than 13% of consolidated revenue and Medicare and Medicaid accounted for approximately 13% of combined consolidated revenue.

Effective Care Management Clinical Programs that Produce Positive Clinical Outcomes

We have diversified and comprehensive clinical programs across numerous therapeutic areas, including: chronic kidney disease; Crohn's disease; deep vein thrombosis; Gaucher's disease; growth hormone deficiency; hemophilia; Hepatitis C; HIV/AIDS; immune deficiency; infertility; multiple sclerosis; oncology; osteoarthritis; psoriasis; rheumatoid arthritis; organ transplant; ulcerative colitis;

respiratory syncytical virus; infection control; and nutrition abnormalities. We have clinical programs that are designed to improve patient adherence and retention. We handle all specialty pharmaceutical delivery technologies: oral, injectable and infusible. We believe that we have earned a positive reputation among all of our stakeholders — patients, physicians, payors and pharmaceutical manufacturers — by providing quality service and favorable clinical outcomes. We believe that our platform provides the necessary programs and services for better and more efficient clinical outcomes for our clients.

Diversified Therapeutic Coverage within the Home Infusion Market

Our home infusion business provides traditional infusion therapies for acute conditions with accompanying clinical management and home care. Our infusion product offerings and services are also designed to treat patients with chronic infusion needs. In addition to the long-term treatment associated with these chronic conditions, these conditions require ongoing caregiver counseling and education regarding patient treatment and ongoing monitoring to encourage patients to comply with the prescribed therapy, including programs for enteral and total parenteral nutrition and pediatric infusion. Our clinical management programs offer a number of multiple disease-state therapy regimens, increasing the number of opportunities to cross-sell services and technologies.

Products and Services

Infusion / Home Health Services

Home Infusion

We are one of the larger providers of home infusion services in the United States. Home infusion involves the preparation, delivery, administration and clinical monitoring of pharmaceutical treatments that are administered to a patient via intravenous (into the vein), subcutaneous (into the fatty layer under the skin), intramuscular (into the muscle) and intra-spinal (into the membranes around the spinal cord) administration methods. These methods are employed when a physician determines that the best outcome can be achieved through utilization of one or more of the therapies provided through the routes of administration described above.

Diseases commonly requiring infusion therapy include infections that are unresponsive to oral antibiotics, cancer and cancer-related pain, dehydration and gastrointestinal diseases or disorders that prevent normal functioning of the gastrointestinal tract. Other conditions treated with infusion therapies may include chronic diseases such as congestive heart failure, Crohn's disease, hemophilia, immune deficiencies, multiple sclerosis, rheumatoid arthritis, growth disorders and genetic enzyme deficiencies, such as Gaucher's or Pompe's disease.

Our home infusion services primarily involve the intravenous administration of medications treating a wide range of acute and chronic conditions, such as infections, nutritional deficiencies, various immunologic and neurologic conditions, cancer, pain and palliative care. Our services are usually provided in the patient's home but may also be provided at outpatient clinics, the physician's office or at one of our ambulatory infusion centers. We receive payment for our home health services and medications pursuant to provider agreements with government sources, such as Medicare and Medicaid programs, MCOs and other commercial insurance (together with PBMs, “Plan Sponsors”).

We provide a wide array of home infusion products and services to meet the diverse needs of physicians, patients and payors. The therapies most commonly provided are listed below:

Therapy Type	Description
Parenteral Nutrition (PN)
Provide intravenous nutrition customized to the nutritional needs of the patient.  PN is used in the patient that cannot meet their nutritional needs via other means due to disease process or as a complication of a disease process, surgical procedure or congenital anomaly.  PN may be used short term or chronically.

Enteral Nutrition (EN)
Provide nutrition directly to the stomach or intestine in patients who cannot chew or swallow nutrients in the usual manner.  EN may be delivered via a naso-gastric tube or a tube placed directly into the stomach or intestine.  EN may be used short term or chronically.

Antimicrobial Therapy
Provide intravenous antimicrobial medications used in the treatment of patients with various infectious processes such as: HIV/AIDS, wound infections, pneumonia, osteomyelitis, cystic fibrosis, Lyme’s disease and cellulitis.  May also be used in patients with disease processes or therapies that may lead to infections when oral antimicrobials are not effective.

Chemotherapy
Administer oral, injectable and/or infused medications in the home or the prescriber’s office for the treatment of cancer.  Adjuvant medications may also be provided to minimize the side effects associated with chemotherapy.

Immune Globulin (IVIG) Therapy
Administer immune globulins intravenously or subcutaneously on an as-needed basis in patients with immune deficiencies or auto-immune diseases.  This therapy may be chronic based on the etiology of the immune deficiency.

Pain Management
Administer analgesic medications intravenously, subcutaneously or epidurally.  This therapy is generally administered as a continuous infusion via  an internal or external infusion pump to treat severe pain associated with diseases such as COPD, cancer and severe injury.

Hemophilia
Provide medications to patients with one of several inherited bleeding disorders in which a patient does not manufacture the clotting factors necessary or use the clotting factors their liver makes appropriately in order to halt an external or internal bleed in response to a physical injury or trauma.

Respiratory Therapy / Home Medical Equipment	Provide oxygen systems, continuous or bi-level positive airway pressure devices, nebulizers, home ventilators, respiratory devices, respiratory medications and other medical equipment.

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources. Our medications are compounded and dispensed under the supervision of a registered pharmacist in a pharmacy clean room. The therapy is typically administered in the patient's home by a registered nurse or trained caregiver. Depending on the preferences of the patient or the payor, these services may also be provided at one of our ambulatory infusion centers, a physician's office or another alternate site.

We currently have relationships with a large number of MCOs and other Plan Sponsors to provide pharmacy products and services, including infusion services. These relationships are provided primarily at a local or regional level. A key element of our business strategy is to leverage our relationships, geographic coverage, clinical expertise and reputation in order to gain national contracts with payors. Our infusion services contracts typically provide for us to receive a fee for preparing and delivering medications and related equipment to patients in their homes. Pricing is typically negotiated in advance on the basis of Average Wholesale Price (“AWP”) minus some percentage of contractual discount, or Average Selling Price (“ASP”) plus some percentage of contractual discount, which is the typical means of negotiating retail pricing in the industry. In addition, we typically receive a per diem payment for the service and supplies component of care provided to patients in connection with infusion services and a visit rate for the associated skilled nursing provided.

Home Nursing

We conduct our home nursing and therapy services through state-licensed as well as Medicare-certified agencies. Our healthcare professionals provide healthcare services to adult and pediatric patients in their homes, including those suffering from chronic and acute illnesses, those in recovery from surgical procedures and those who require monitoring or care for other reasons. Our key services and program offerings are skilled nursing; wound care; oncology nursing and infusion nursing; rehabilitation services, which includes physical therapy; occupational therapy and speech language pathology; medical social services; and home health aide services. Our services are provided by registered nurses, licensed practical nurses, physical, occupational and speech therapists, infusion specialists, wound care specialists and social workers. Our home nursing offerings also include private duty nursing care, in which our nurses provide services on an hourly or shift basis, and intermittent nursing care, in which our nurses provide services on an irregular basis or for a limited period of time. Our nurses provide medical care to these patients through pain and symptom management, wound treatment and management, medication management, infusion therapy services, skilled assessment and observations of patients through home visits and telemonitoring and education to patients and family caregivers.

Most of our home nursing services are provided to beneficiaries of government sponsored programs. The majority of our skilled home nursing services are reimbursed by Medicare, based on the "prospective payment system" rates per episode, which varies with the complexity of patient condition.  Our private duty nursing services are generally billed on an hourly basis and are reimbursed primarily through one of a number of MCOs contracted by the TennCare program to administer these services on behalf of state residents who qualify for such benefits.

Pharmacy Services

We own and operate 34 specialty pharmacies, which include community pharmacies and mail order pharmacies.  While all of our locations are able to carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we focus on serving patient populations with chronic and acute health conditions, including:

Therapy Type	Description
Auto-immune Therapies
Provide medications such as monoclonal antibodies or tumor necrosis factor inhibitors to suppress the immune system in patients with disease processes associated with an over stimulation of the immune system, such as rheumatoid arthritis, Crohn’s disease, Multiple Sclerosis and Psoriasis.

Hormone replacement Therapy	Provide medications such as growth hormone for the treatment of short stature, HIV wasting syndrome, Crohn’s disease or as an adjuvant therapy in cancer patients.
Immunosuppressant Therapy
Provide medications to suppress the immune system to prevent the body’s inherant immune response. Immunosuppressant therapies are used in conjunction with transplantation (pre and post) to prevent rejection and in other immune mediated diseases.

Anti-infective Agents	Provide medications used in the management of HIV/AIDS, Hepatitis A, B and C and related complications.
Respiratory Syncytial Virus (RSV) Prevention
Administer Synagis®, which is an intramuscular injection to children born prematurely and with incomplete pulmonary and / or cardiac function.  The medication is administered monthly during the flu season each year until the child has sufficient capability to fight the infection.

Anemia and Iron Binding Therapies
Provide medications used in the treatment of various types of anemias and cytopenias such as colony stimulating factors (erythropoietin, filgrastim or sargramostim).  Also, medications used to bind excess iron post blood transfusions (such as Desferal or Exjade).

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources.  The patients we service typically have prescription or medical drug coverage through commercial insurance, Medicare, Medicaid and/or other governmental programs, and are typically reimbursed by the patient's insurer at a pre-negotiated contracted rate or at our "usual and customary" rate for a specific drug and/or service provided to a customer. Our Pharmacy Services programs are designed to optimize therapeutic outcomes for patients while achieving Plan Sponsors' and/or pharmaceutical manufacturers’ program goals. These goals include appropriate utilization of therapies, improved patient compliance and adherence rates, reduced expenditures through discounted drug rates and utilization reporting. Our software and data management tools permit Plan Sponsors, pharmaceutical manufacturers and physicians to: (i) access utilization data to manage better healthcare outcomes and (ii) measure cost, utilization, prescribing and other pharmacy trends.

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

Our bioscripcaretm patient care programs are designed to address the changing nature of chronic patient care by providing the optimal structure of patient care through consistent assessment and intervention, ongoing education and patient support, and adherence and persistence management, which results in improved patient quality of life and outcomes. Also, as part of our normal business operations for refill management, we initiate monthly telephonic interactions with patients during which we gather robust data intended to improve patient health outcomes.

Our programs incorporate Healthcare Effectiveness Data and Information Set, National Committee for Quality Assurance measures and Disease Management Association of America: The Care Continuum Alliance guidelines. Measurement, analysis, as well as improvement and repetition are key components of our regular program reviews. Our programs remain dynamic through our focus on continual improvement. Some of the components of the programs are described below:

•	Professional Intervention

Most of the disease states and conditions for which we dispense medications require complex, multi-drug treatment regimens, many of which may have potential or actual adverse side effects and adverse drug interactions. Our pharmacists review prescriptions presented for a patient against that patient's medical history, his or her past and current medication usage, and clinical references known to us in order to ensure the therapy selected is clinically appropriate. If our pharmacists find a potential or actual problem, they contact the prescriber or patient to discuss that patient's case and alternative medications.

•	Patient Education

Due to the complexity of the regimens associated with the medications we dispense and the need to educate patients on the importance of compliance and proper dosing and administration, we make great efforts to help our patients, including their caregivers, understand how their drug regimen may affect their health status and lifestyle.  We consult on the purpose of each medication, how it works, and what adverse side effects may occur, as well as potential interactions between or among multiple medications. Our goal is to fully inform each patient in order to prevent missed doses, delayed starts, and in some cases, loss of other healthcare treatment options. We also provide patients with information concerning how medications might influence their lifestyle and give them recommendations on how to fit drug therapies into difficult schedules and travel plans.

•	Adherence and Persistence Management

"Adherence" is defined as taking medications on a timely basis, as and when prescribed — for example, twice daily. "Persistence" is defined as taking a regimen of medications for the length of time prescribed. People with the diseases and conditions we treat often struggle with both of these self-management issues, because their medications are often difficult to take and require months or years of use.

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

We also provide traditional mail order pharmacy fulfillment, prescription discount card programs and integrated PBM services.  These services are designed to offer employers, MCOs, Third Party Administrators (“TPAs”), and other Plan Sponsors cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications.

Prescription Discount Card Programs

Our discount cash card services provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications.  Under these discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our mail service pharmacies receive prescription medications at a discounted price as compared to the retail or "cash" price. The discount card programs are designed and marketed by consumer marketing organizations with which we contract.  The marketing organizations receive a broker fee or commission for the sales generated.

Pharmacy Data Services

Our proprietary software and data management tools permit Plan Sponsors to access key industry measures, which are updated daily and delivered through secure internet-based access. Plan Sponsors often monitor these key measures associated with their members in order to review the effectiveness and success of our pharmacy services programs. In addition, we also build custom reporting systems to support specific customer projects.

Medication Dispensing and Distribution

We carry a full range of prescription medications and are able to dispense nearly all prescription medications for acute and chronic diseases and conditions. Our locations carry high cost, hard-to-find and hard-to-handle medications that are generally more expensive or more complex than medications carried by retail or traditional pharmacies.

Special shipping and handling techniques in compliance with a manufacturer's specific requirements are often employed, including refrigerated shipping with dry-ice packs. When necessary, we provide the drug product along with supplies and equipment needed for administration.

Our pharmacies also deliver medications to physicians' offices for patient in-office administration. The majority of our business is patient-specific dispensing, whereby we receive a prescription for a medication and bill the appropriate party or parties for reimbursement of the drug, which may include Plan Sponsors, manufacturers and/or the patient. In some instances we deliver drugs on a wholesale basis directly to qualified healthcare professionals or institutions, including physicians and in some cases other specialty pharmacy providers or wholesalers.

Our traditional mail service pharmacy provides patients with medications, primarily via home delivery from our national distribution center located in Columbus, Ohio. Customers may order prescriptions by mail, phone or Internet, while ensuring accuracy. For our partners, mail service provides enhanced formulary compliance capabilities as well as the ability to utilize appropriate generic medications, all designed to help save money for Plan Sponsors and patients while maintaining high levels of patient satisfaction.

Billing and Coordination of Benefits

Our pharmacies offer comprehensive billing, patient reimbursement and coordination of benefits (“COB”) services under both a patient's pharmacy and medical benefits. Our pharmacy locations are contracted with nearly all federal and state governmental benefit programs including Medicare, Medicaid, and state benefit programs such as AIDS Drug Assistance Programs, as well as other Ryan White-funded programs. In addition, our pharmacies participate in most of the pharmacy networks, as well as with MCOs directly.

Our comprehensive COB services help patients with multiple sources of insurance and/or government assistance handle complex insurance billing and reimbursement challenges. Traditional retail pharmacies and many of our competitors in the pharmacy arena do not typically provide COB services; we believe providing these services differentiate us from our competitors. We facilitate comprehensive assistance to patients through third party sources in order to identify financial assistance programs and obtain funding for patients who are unable to afford their out-of-pocket expenditures, including co-payments. We also work with a variety of assistance organizations and pharmaceutical manufacturers to obtain this type of funding on behalf of our patients. Co-payments and coinsurance payments are diligently pursued for collection as required unless approved financial hardship exemptions are in effect.

Supply Agreement

Effective August 25, 2009, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation (“ABDC”), which we subsequently amended in March 2010, June 2010 and August 2010 pursuant to which we purchase from ABDC the vast majority of all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products.  Under the prime vendor agreement, we participate in ABDC’s PRxO Generics™ Program and purchase from ABDC a specified percentage of our requirements for generic pharmaceuticals.   Pricing of pharmaceutical products under the agreement is generally based on published Wholesale Acquisition Costs (“WAC”), less certain discounts, rebates and other adjustments that vary with the type of products being purchased.  The ABDC agreement expires in August 2012 and can be extended for up to two additional years upon mutual written consent of the parties.  In the event of a default by a party, the other party may terminate the agreement upon written notice if such default remains un-remedied.  If the contract is terminated (i) by us, or (ii) by ABDC, after a default by us, an early termination payment would be due from us.

Sales and Marketing

We have over 160 sales representatives and over 1,000 payor relationships including MCOs, pharmacy networks, and government programs such as ADAP, HDAP, Medicare and Medicaid.  Our sales and marketing efforts are focused on payors, manufacturers, patients and physician prescribers, and are driven by dedicated managed markets, pharmaceutical relations and physician sales teams. Our sales and marketing strategies seek to develop strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources. Contracts with Plan Sponsors, including MCOs, are an integral component for sales success. Additionally, contracting with pharmaceutical manufacturers for distribution and management services for newly approved and/or marketed specialty medications continues to contribute to our revenue growth.

Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including “BioScrip”, “BioScripcare”, “Scripmine”, “Scrip Pharmacy”, “Adima”, “Scrip PBM”, “Infoscrip”, “MD Star”, “Critical Homecare Solutions”, “CHS Critical Homecare Solutions”, “Infusion Partners”, “Infusion Care”, “Infusion Solutions, Inc.”, “Infusion Care Systems”, “NE-HT”, “Wilcox Home Infusion” and “Deaconess HomeCare”, each of which has either been registered at the state or federal level or is being used pursuant to common law rights.

Competition

Infusion / Home Health Services

The home infusion and home health services market is largely fragmented with local and regional companies representing the majority of the market, and they compete primarily on the basis of service.  Companies strive to differentiate themselves based on responsiveness to customer demands; the commitment to provide flexible, clinically-oriented services; and quality, scope and cost of clinical support programs and services.

Existing and potential competitors within the home infusion market include integrated home healthcare providers such as Option Care, Inc. (a subsidiary of Walgreen Co.), Apria Healthcare Group Inc. (which includes its subsidiary, Coram, Inc.), Critical Care Systems, Inc. (a subsidiary of Medco Health Solutions, Inc.), Omnicare, Inc. and local providers of alternate site healthcare services such as hospitals, local home health agencies, and other local providers.

Existing and potential competitors within the home health services market include Gentiva Health Services, Inc., Almost Family, Inc., Amedisys, Inc., LHC Group, Inc. and local providers in our areas of service.

Pharmacy Services

The pharmacy services market is more consolidated than the home infusion and home health services market.  Large, national providers represent the majority of the market and they compete primarily on the basis of price.  Companies strive to differentiate themselves based on the ability to negotiate favorable discounts from drug manufacturers, payor relationships and access to covered lives, and the ability to identify and apply cost containment programs utilizing clinical strategies.

In the pharmacy services market, we compete against large, national PBM companies such as Express Scripts, Inc., Medco Health Solutions, SXC Health Solutions, Catalyst Rx and CVS/Caremark.  We also compete with independent specialty pharmacies and pharmaceutical wholesalers such as US Bioservices, an AmerisourceBergen Specialty Group company.  Finally, we compete with several large health insurers/managed care plans (e.g., Wellpoint, Cigna, Prime Therapeutics) and retail pharmacy chains (e.g., Walgreen, CVS) which have their own specialty capabilities as well as serve national and regional MCO companies that provide services similar to ours.

Information Technology

Our investment in information technology has been focused on our core infrastructure and systems.  In 2010, we continued our migration to a new integrated accounts receivable, pharmacy dispensing and clinical management system for the specialty pharmacy business.  In addition, we invested in enterprise data visibility, voice over internet protocol (“VOIP”), and ecommerce to further position ourselves for future growth.

In 2011, we will continue to focus on system migration activities and finalizing the integration of the CHS platforms into our environment.  We will continue to automate our manual processes in the areas of Electronic Data Interchange, reporting and workflow.  In addition, we will focus on other opportunities to streamline and simplify our process flows through a more technology-driven environment.

Financial Information about Segments

Segment financial information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our payors, vendors and referral sources. While our management believes that we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and Consolidated Financial Statements. In addition, the new health reform legislation enacted in March 2010 may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the products and services that we provide are reimbursed by Medicare and Medicaid and are therefore subject to extensive government regulation. Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. The Medicare Program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home nursing and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of prescription drugs; Medicare Part C, which generally allows beneficiaries to enroll in private healthcare plans (known as Medicare Advantage plans); and Medicare Part D, established by the Medicare Modernization Act of 2003, which provides for a voluntary prescription drug benefit.

The Medicaid Program provides medical benefits to groups of low-income and disabled individuals, some who may have inadequate or no medical insurance. Although the federal government establishes general guidelines for the program, Medicaid is a state administered program and each state sets its own guidelines regarding eligibility and covered services, subject to certain minimum federal requirements.

Congress often enacts legislation that affects, positively or negatively, the reimbursement rates of Medicare providers and that also may impact Medicaid providers. Generally, Medicare provider payment modifications occur in the context of budget reconciliation; however, Medicare changes also may occur in the context of broader healthcare policy legislation, including the healthcare reform legislation recently enacted by Congress. In the last several years, Congress has reduced Medicare reimbursement for various providers, including Medicare Part A certified home health agencies, and Medicare Part B suppliers. Recent legislation that has affected our Medicare reimbursement rates for home infusion therapy and Medicare reimbursement rates for home health includes primarily the Medicare Modernization Act and the Deficit Reduction Act of 2005, which we refer to as the Deficit Reduction Act.

Approximately 16% of our revenue for the year ended December 31, 2010 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While our management believes that we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

Medicare Parts B and D

We receive reimbursement for infusion therapy under both Medicare Part B and Medicare Part D. In connection with the enactment of the Medicare Modernization Act, the Centers for Medicare and Medicaid Services, which we refer to as CMS, promulgated a substantial volume of new regulations implementing the federal government's Voluntary Prescription Drug Benefit Program, known as Medicare Part D. CMS has attempted to clarify issues regarding coverage of infused drugs under Medicare Part D and the relationship with existing coverage under Medicare Part B. In certain cases, both Medicare Parts B and D will cover identical infused drugs. CMS has stated that coverage is generally determined by the diagnosis and the method of drug delivery. For example, parenteral nutrition is covered under Medicare Part B for patients with a non-functioning digestive tract. In all other situations, Medicare Part D covers parenteral nutrition. Confusion regarding the appropriate coverage of infusion therapy could adversely affect our business.

Under Medicare Part D, the ingredient costs and dispensing fees associated with the administration of home infusion therapies are covered. Under Medicare Part B, no separate dispensing reimbursement is available. For eligible Medicare beneficiaries, the cost of equipment and supplies associated with infused drugs covered under Medicare Part D will continue to be reimbursed on a limited basis under Medicare Part A or Part B, as applicable, and the cost of professional services associated with infused covered Medicare Part D drugs will continue to be reimbursed on a limited basis under Medicare Part A. For beneficiaries who are dually eligible for benefits under Medicare and a state Medicaid program, Medicaid covered infused drugs will be reimbursed under individual state coverage guidelines if coverage is denied by Medicare.

The U.S. Department of Health and Human Services, Office of the Inspector General (“OIG”) and CMS continue to issue guidance with regard to the Medicare Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors. The receipt of federal funds made available through this program may be subject to compliance with these new regulations as well as the established laws and regulations governing the federal government's payment for healthcare goods and services. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and these risks could negatively impact our business in future periods.

Current Medicare Reimbursement for Home Health Agencies

Home health agencies, including ours, are reimbursed under the Medicare program on a prospective payment system. Home health services include:

•	skilled nursing care;
•	physical, occupational, and speech therapy;
•	medical social work;
•	home health aide services; and
•	hospice services.

Medicare's home health prospective payment system is comprised of a set payment for each 60-day episode of care, a case-mix adjustment based on a patient's medical condition and service needs, an outlier payment for high cost patients and a low-utilization adjustment for patients who require only a few visits. Patients are assigned to case mix resource groups based on clinical and functional status and service use.

The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, which we refer to collectively as the Health Reform Law, included a number of additional changes to payment for home health care services, including the following:

•	reinstatement of the 3% home health rural add-on beginning April 1, 2010 (expiring January 1, 2016);
•	market basket adjustment for 2011 to be determined by CMS, offset by a 1% reduction (1% reduction to market based updates set also for 2012 and 2013);
•	revised outlier payment policy beginning in 2011; and
•	a negative 2.71% case mix adjustment.

The impact of these items overall is expected to decrease revenue within the industry.  We believe that we should not be affected differently than other companies within the industry.

Legislative Changes to Medicare Reimbursement

The Medicare Modernization Act authorized a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. The statute requires the first round of competitive bidding occur in ten metropolitan areas around the country. The second round of competitive bidding will be conducted in 70 additional geographic areas.  While there were several implementation delays, the first round became effective on January 1, 2011 and is not expected to have a material impact on our business.  However, expansion of the program could have a negative impact on our revenue.

Legislation has in the past been introduced in the House and Senate that would establish Medicare coverage of home infusion therapy and home infusion drugs under Medicare Part B and consolidate coverage under Medicare Part D. Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. It is anticipated that these bills would expand Medicare beneficiary access to the majority of home infusion therapies, but there can be no guarantees as to what will be contained in any final legislation, should it be passed. The Health Reform Law did not change Medicare coverage for home infusion therapy or home infusion drugs.

In the future, Congress could enact changes to Medicare reimbursement affecting home health services, including reducing the annual payment updates to below the current statutory levels, making other modifications for home health agencies in rural areas, adding beneficiary co-payments, requiring additional quality reporting or performance requirements and making broad-based changes to reimbursement for post-acute care settings (which includes nursing homes, inpatient rehabilitation facilities and long term care).

State Legislation and Other Matters Affecting Drug Prices

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

Effective September 26, 2009, First DataBank and Medi-Span agreed to reduce the mark-up factor applied to WAC, on which AWP is based, from 1.25 to 1.20 for the approximately 1,400 drug codes that were the subject of the lawsuits. These AWP publishers also similarly reduced the mark-up factor on all other national drug codes on which they had marked up AWP. This voluntary reduction affected approximately 18,000 national drug codes. First DataBank and Medi-Span also have indicated that, no later than September 26, 2011, they will discontinue publication of AWP information. See "Risk Factors — Risks Related to Our Business — Changes in industry pricing benchmarks could adversely affect our financial performance."

Medicaid

We are also sensitive to possible changes in state Medicaid programs as we do business with several state Medicaid programs. Budgetary concerns in many states have resulted in, and may continue to result in, reductions to Medicaid reimbursement and Medicaid eligibility as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by state Medicaid programs for our products or services, or changes in regulations governing such reimbursements, could cause our revenue and profitability to decline and increase its working capital requirements.

Regulation of the Pharmacy Industry

Pharmacy Regulation

Every state's laws require that our pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state's pharmacy licensing authority. Pharmacy and controlled substances laws often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Our management believes that our pharmacy locations materially comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states would be limited, which could have an adverse impact on our business. We believe the impact of any such requirements would be mitigated by the ability to shift business among our numerous locations.

Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe that we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations.

Laws enforced by the U.S. Drug Enforcement Administration, or DEA, as well as some similar state agencies, require each of our pharmacy locations to register with the DEA in order to handle and dispense controlled substances. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require that we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.

Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe that we comply with these laws.

Mail Order Operations

There are other statutes and regulations which may also affect our mail service operations. The U.S. Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

Professional Licensure

Nurses, pharmacists and certain other professionals employed by us are required to be individually licensed and/or certified under applicable state law. We perform criminal and other background checks on employees and are required under state licensure to ensure respective employees possess all licenses and certifications required in order to provide their relevant healthcare-related services. We believe that our employees comply with applicable licensure laws.

Food, Drug and Cosmetic Act

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

Quality Standards/Accreditation

As mandated by the Medicare Modernization Act, in August 2006, CMS issued quality standards for suppliers, which are being applied by independent accredited organizations approved by CMS. As modified by The Medicare Improvements for Patients and Providers Act, which we refer to as MIPPA, all Medicare suppliers had to be accredited before October 1, 2009. We believe that we have complied with this requirement.

Antitrust Laws

 Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and federal antitrust laws. A settlement in one such suit would require defendant drug manufacturers to provide the same types of discounts on pharmaceuticals to retail pharmacies and buying groups as are provided to managed care entities to the extent that their respective abilities to affect market share are comparable, a practice which, if generally followed in the industry, could increase competition from pharmacy chains and buying groups and reduce or eliminate the availability to us of certain discounts, rebates and fees currently received in connection with our drug purchasing and formulary administration programs. In addition, to the extent that we or an associated business appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

Regulation of the Home Health Industry

Home health agencies operate under licenses granted by the health authorities of their respective states. Home health agencies are surveyed for compliance with licensure regulation on a periodic basis, generally every 24 to 36 months. Certain states, including some in which we operate, carefully restrict new entrants into the market based on demographic and/or competitive changes. If our home health agencies become subject to new licensure requirements, are unable to maintain required licenses or if states place burdensome restrictions or limitations on home health agencies or home nursing agencies, our subsidiaries' ability to operate in some states would be limited, which could have an adverse impact on our business. We, through our subsidiaries, operate our home health business through state-licensed and Medicare certified, licensed agencies and believe we are in material compliance with all current licensure laws and regulations.

Fraud and Abuse Laws

Anti-Kickback Laws

Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal "anti-kickback" law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs). Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Our management carefully considers the importance of such anti-kickback laws when structuring each company's operations and believes that each of their respective companies is in compliance therewith.

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

Certain governmental entities have commenced investigations of PBM companies and other companies having dealings with the PBM industry and have identified issues concerning selection of drug formularies, therapeutic substitution programs and discounts or rebates from prescription drug manufacturers and whether best pricing requirements are being complied with. Additionally, at least one state has filed a lawsuit concerning similar issues against a health plan. Governmental entities have also commenced investigations against specialty pharmaceutical distribution companies having dealings with pharmaceutical manufacturers concerning retail distribution and sales and marketing practices of certain products and therapies. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time. In addition, we may be the target or subject of one or more such investigations or named parties in corresponding actions.

We believe that we are in compliance with the legal requirements imposed by the anti-kickback laws and regulations, and we believe that there are material and substantial differences between drug switching programs that have been challenged under these laws and the generic substitution and therapeutic interchange practices and formulary management programs offered by us to our Plan Sponsors since no remuneration or other incentives are provided to patients, pharmacists or others. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers, which we refer to as the Guidance, which is designed to provide voluntary, nonbinding guidance in devising effective compliance programs to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products. The Guidance provides the OIG's view of the fundamental elements of a pharmaceutical manufacturer's compliance program and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe that the fundamental elements of our compliance programs are consistent with the principles, policies and intent of the Guidance.

The Stark Laws

The federal self-referral law, commonly known as the "Stark Law," prohibits physicians from referring Medicare patients for "designated health services" (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Our management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and believes that we are in compliance therewith.

State Self-Referral Laws

We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. Certain of these state statutes mirror the federal Stark Law while others may be more restrictive. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, we believe they are in compliance with such laws.

Statutes Prohibiting False Claims and Fraudulent Billing Activities

A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which we refer to as the False Claims Act, which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Significantly, the Health Reform Law amended the False Claims Act to require that an overpayment must be reported and returned to the government within 60 days after an overpayment is identified. The failure to comply with this requirement now constitutes a violation of the federal False Claims Act.

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all nine of these states and we submit claims for Medicaid reimbursement to the respective state Medicaid agencies. We expect the list of states that enact qualifying false claims acts to continue to grow. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. Further, a number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe that we have procedures in place to ensure the accuracy of our claims. While we believe that we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services, and a material disagreement between us, on the one hand, and these governmental agencies, on the other hand, on the manner in which we provide products or services could have a material adverse effect on our business and Consolidated Financial Statements.

The False Claims Act also has been used by the federal government and private whistleblowers to bring enforcement actions under so-called "fraud and abuse" laws like the federal anti-kickback statute and the Stark Law. Such actions are not based on a contention that an entity has submitted claims that are facially invalid. Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services. The existence of the False Claims Act, which enforces alleged fraud and abuse violations, has increased the potential for such actions to be brought, and which often are costly and time-consuming to defend.

Civil Monetary Penalties Act

The Civil Monetary Penalties Act authorizes the U.S. Secretary of Health and Human Services (“HHS”) to impose civil money penalties, assessments and program supervision or exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs. Penalties range from $2,000 to $100,000 for each violation, depending on the specific misconduct involved.  The Inspector General must only prove liability by a "preponderance of the evidence" rather than the more demanding "beyond a reasonable doubt" standard required in criminal actions.  A health care provider may be held liable based on its own negligence and the negligence of its employees. There is no requirement that intent to defraud must be proved.  The availability of the Civil Money Penalties Act to enforce alleged fraud and abuse violations has increased the potential for such actions, which often are costly and time-consuming to defend, to be brought.

Regulation of the PBM Industry

Licensure Laws

Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, TPAs, discount cash card prescription drug programs and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered under such laws in those states in which we have concluded that such registration or licensure is required.

We dispense prescription drugs pursuant to orders received through the BioScrip.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the FDA or another federal agency of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to our operations, certain of those operations could be adversely affected by such licensure legislation. Our management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

FDA Regulation

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

Legislation Imposing Plan Design Mandates

Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers (generally, HMOs and health insurers). We do not believe the widespread enactment of these regulations would have a material adverse effect on our PBM business.

Consumer Protection Laws

Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

Comprehensive PBM Regulation

Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Since we do not derive significant PBM revenues from business in any particular state, such legislation, if currently enacted in a state, would not have a material adverse impact on our operations.

Confidentiality, Privacy and HIPAA

Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual members, including the disclosure of the confidential information to the member's health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes.

On April 14, 2003, the final regulations issued by HHS regarding the privacy of individually identifiable health information, which we refer to as the Privacy Regulations, pursuant to the Health Insurance Portability and Accountability Act, which we refer to as HIPAA, took effect. The Privacy Regulations are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information or PHI. The Privacy Regulations apply directly to certain entities known as "covered entities," which include Plan Sponsors and most healthcare providers. In addition, the Privacy Regulations require covered entities to enter into contracts requiring their "business associates" to agree to certain restrictions regarding the use and disclosure of PHI. The Privacy Regulations apply to PHI maintained in any format, including both electronic and paper records, and impose extensive restrictions on the way in which covered entities (and indirectly their business associates) may use and disclose PHI. In addition, the Privacy Regulations also give patients significant rights to understand and control how their PHI is used and disclosed. Often, use and disclosure of PHI must be limited to the minimum amount necessary to achieve the purpose of the use or disclosure. Certain of our businesses are covered entities directly subject to the Privacy Regulations, and other of their businesses are "business associates" of covered entities, such as Plan Sponsors.

We are subject to compliance with the rules governing transaction standards and code sets issued by HHS pursuant to HIPAA, which we refer to as the Transactions Standards. The Transactions Standards establish uniform standards to be utilized by covered entities in the electronic transmission of health information in connection with certain common healthcare financing transactions, such as healthcare claims. Under the Transactions Standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transactions Standards apply to us in connection with submitting and processing healthcare claims. The Transactions Standards also apply to many of our payors and to our relationships with those payors.

In addition, we are subject to compliance with regulations governing the security of PHI pursuant to HIPAA, which we refer to as the Security Standards. The Security Standards impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure that our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.

Most states also have enacted health information privacy laws which restrict the use and disclosure of patient health information. In addition, several states recently have enacted pharmacy-related privacy legislation that applies not only to patient records but that also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. In response to concerns about identity theft, many states also have adopted so-called "security breach" notification laws that may impose requirements regarding the safeguarding of personal information such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Many of these laws apply to our business and have and will continue to increase our burden and costs of privacy and security related regulatory compliance.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted and included Title XIII, the HITECH Act. The HITECH Act modified certain provisions of the HIPAA Privacy Regulations and Security Standards and included additional requirements meant to protect the privacy and security of health information, including, but not limited to, a new federal breach notification obligation applicable to HIPAA covered entities and their business associates. HHS, as required by the HITECH Act, has issued a regulation setting forth the breach notification obligations applicable to covered entities and their business associates. The various requirements of the HITECH Act have different compliance dates, many of which have passed and some of which will occur in the future. With respect to those requirements whose compliance dates have passed, we believe that we are in compliance with these provisions. With respect to those requirements whose compliance dates are in the future, we are in the process of implementing these new requirements or have done so already, and believe that we will be in compliance with these requirements on or before the applicable compliance date.

Healthcare Reform Legislation – The Health Reform Law

In March 2010, President Obama signed into law the Health Reform Law. The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care. In general, among other things, the reforms will increase the number of persons covered under government program and private insurance; furnish economic incentives for measurable improvements in health care quality outcomes; promote a more integrated health care delivery system and the creation of new health care delivery models; revise payment for health care services under the Medicare and Medicaid programs; and increase government enforcement tools and sanctions for combating fraud and abuse by health care providers. In addition, the Health Reform Law will reduce cost sharing for Medicare beneficiaries under the Part D prescription drug benefit program and provide funding for medication management services by licensed pharmacists to individuals with chronic conditions. In addition, subject to promulgation of regulations by the HHS Secretary, PBMs will be required to begin reporting to the HHS Secretary information regarding the percentage of prescriptions provided through retail as opposed to mail order pharmacies; percentage of prescriptions for which a generic drug was available and dispensed; the aggregate amount of rebates, discounts and other price concessions that the PBM negotiates and the aggregate amount of such price concessions that are passed through to the Plan Sponsor; and the aggregate amount of the difference between the amount the health benefits plan pays the PBM, and the amount the PBM pays retail and mail order pharmacies.

The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is impossible to predict what many of the final requirements will be, and the net effect of those requirements on us. There is likely to be considerable uncertainty as health industry stakeholders absorb and adapt to the profound changes embodied in the Health Reform Law.

In addition, there have been a number of lawsuits filed that challenge all or part of the Health Reform Law.  On January 31, 2011, a Florida District Court ruled that the entire Health Reform Law is unconstitutional.  Other courts have ruled in favor of the law or have only struck down certain provisions of the law.  These cases are under appeal and others are in process.  We cannot predict the ultimate outcome of any of the litigation.   Further, various Congressional leaders have indicated a desire to revisit some or all of the Health Reform Law during 2011.  While the Senate voted against repealing the whole Health Reform Law, there are a number of bills that have been introduced that seek to repeal or change certain provisions of the law.  Because of these challenges, we cannot predict whether any or all of the legislation will be overturned, repealed or modified.

Employees

At March 10, 2011, we had 2,281 full-time, 308 part-time and 886 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

Item 1A.  Risk Factors

Risks Related to Our Business

The continuing economic pressures relating to the downturn in the economy could adversely affect our business and Consolidated Financial Statements.

During economic downturns and periods of stagnant or slow economic growth, Federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by our Federal and state government health care coverage programs in which we participate, including Medicare, Medicaid and other Federal or state assistance plans.  Also, a reduction in state Medicaid reimbursement rates could be imposed upon us through amendments to contracts previously negotiated with the government and could adversely affect our revenues and financial results.  Government programs could also slow or temporarily suspend payments on Medicaid obligations, negatively impacting our cash flow and increase our working capital needs and interest payments.

Higher unemployment rates and significant employment layoffs and downsizings may lead to lower numbers of patients enrolled in employer-provided plans.  The adverse economic conditions could also cause employers to stop offering, or limit,  health care coverage, or modify program designs, shifting more costs to the individual and exposing  us to greater credit risk from patients or the discontinuance of drug therapy compliance.

Although we believe that national economic conditions are improving, unemployment rates remain high, and commercial employers have decreased employee benefits.  If they do not continue to improve or if they deteriorate further, global economic conditions may adversely impact our Consolidated Financial Statements.

Existing and new government legislative and regulatory action could adversely affect our business and financial results.

Our business is subject to numerous Federal, state and local laws and regulations.  See “Business – Government Regulation.”  Changes in these regulations may require extensive changes to our systems and operations that may be difficult to implement.  Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; suspension of authorizations to participate in or exclusion from government reimbursement programs; or loss of licensure. Reduction in reimbursement by Medicare, Medicaid and other governmental payors could adversely affect our business.  The regulations to which we are subject include, but are not limited to, Anti-Kickback laws; Federal and state laws prohibiting self-referrals or “Stark laws”; HIPAA; False Claims Act; Civil Monetary Penalties Act; regulations of the FDA, U.S. Federal Trade Commission, and the U.S. Drug Enforcement Administration, and regulations of various state regulatory authorities.  In that regard, our business and Consolidated Financial Statements could be affected by one or more of the following:

•
Federal and state laws and regulations governing the purchase, distribution, management, dispensing and reimbursement of prescription drugs and related services, whether at retail or mail, and applicable licensing requirements;

•	the frequency and rate of approvals by the FDA of new brand-name and generic drugs, or of over-the-counter status for brand-name drugs;

•	FDA and/or state regulation affecting the pharmacy or PBM industries;

•
rules and regulations issued pursuant to HIPAA and HITECH; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach laws and state laws limiting the use and disclosure of prescriber information;

•	administration of the Medicare Prescription Drug Benefit, including legislative changes and/or CMS rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	state laws and regulations establishing or changing prompt payment requirements for payments to retail pharmacies;

•	managed care reform and plan design legislation; and

•	direct regulation of pharmacies or PBMs by regulatory and quasi-regulatory bodies.

If any of our agencies or facilities fail to comply with the conditions of participation in the Medicare program, that agency or facility could be suspended or disbarred from Federal healthcare programs, including Medicaid and Medicare, which could adversely affect our Consolidated Financial Statements.

Our agencies and facilities must comply with the extensive conditions of participation in the Medicare program. These conditions of participation vary depending on the type of agency or facility, but, in general, require our agencies and facilities to meet specified standards relating to personnel, patient rights, patient care, patient records, administrative reporting and legal compliance. If an agency or facility fails to meet any of the Medicare conditions of participation, that agency or facility may receive a notice of deficiency from the applicable state surveyor. If that agency or facility then fails to institute and comply with a plan of correction to correct the deficiency within the time period provided by the state surveyor, that agency or facility could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors, and none of our facilities or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation. Any termination of one or more of our agencies or facilities from the Medicare program for failure to satisfy the Medicare conditions of participation could adversely affect our Consolidated Financial Statements.

Competition in the healthcare industry could reduce profit margins.

The healthcare industry is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do.  Some of our competitors are under common control with, or owned by, pharmaceutical wholesalers and distributors, managed care organizations, pharmacy benefit managers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. Our competitive position could also be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

Changes in the case mix of patients, as well as payor mix and payment methodologies, may have a material adverse effect on our Consolidated Financial Statements.

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors.  Changes in the case mix of the patients, payment methodologies or payor mix among private pay, Medicare and Medicaid may significantly affect our Consolidated Financial Statements.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts within our business generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, WAC and average manufacturer price. Many of our contracts utilize the AWP benchmark.  As a part of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, effective September 26, 2009, both companies announced they will cease publication of the AWP pricing benchmarks at the end of 2011.  Without a suitable pricing benchmark in place many of our contracts will have to be modified and could potentially change the economic structure of our agreements.  As of March 10, 2011, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted.

Client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could adversely affect our Consolidated Financial Statements.

As our clients face long-term, sustained increases in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive environment, and we may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.

Our contracts with clients generally do not have terms longer than three years and, in some cases, may be terminated by the client on relatively short notice, typically 90 days. Our clients generally seek bids from other PBM or specialty providers in advance of the expiration of their contracts. If several of these clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially and adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, there is a risk of contract loss and a loss of the associated revenues and profit.

There are approximately 56,000 retail pharmacies in the United States.  All major retail chain pharmacies and a vast majority of independent pharmacies participate in our pharmacy network.  The top ten retail pharmacy chains represent approximately 65% of the total number of stores and over 80% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially and adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Ownership of PBMs by retail pharmacy chains materially and adversely affect our relationships with those pharmacy chains and on our Consolidated Financial Statements.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service, infusion services and community pharmacies.  See Item 3 – Legal Proceedings for a list of material proceedings pending against us.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We are presently responding to a small number of subpoenas and requests for information from governmental agencies. We confirm that we are not a target or a potential subject of a criminal investigation. We cannot predict with certainty what the outcome of any of the foregoing might be or whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of these subpoenas. In addition to potential monetary liability arising from these suits and proceedings, we are incurring costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured.  There can be no assurance that such costs will not increase and/or continue to be material to the Company’s performance in the future.

In addition, as we continue our strategic assessment and cost reduction efforts, there is an increased risk of employment and workers compensation-related litigation and/or administrative claim brought against us.  We would defend against any and all such litigation and claims, as appropriate.  We do not believe that any one or more such employment and workers compensation related litigation and claims would have a material adverse effect upon the us and our Consolidated Financial Statements; however, there can be no assurance that there would not be a material adverse effect on our Consolidated Financial Statements in any particular reporting period.

We may be subject to liability claims for damages and other expenses that are not covered by insurance.

A successful product or professional liability claim in excess of our insurance coverage could harm our Consolidated Financial Statements. Various aspects of our business may subject us to litigation and liability for damages. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Our business and Consolidated Financial Statements could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.

Loss of relationships with one or more pharmaceutical manufacturers and changes in discounts provided by pharmaceutical manufacturers could adversely affect our business and financial results.

We have contractual relationships with pharmaceutical manufacturers that provide discounts on drugs dispensed from our pharmacies, and pay service fees for other programs and services that we provide. Our business and financial results could be adversely affected if: (i) we were to lose relationships with one or more key pharmaceutical manufacturers; (ii)  discounts decline due to changes in available discounts and/or utilization of specified pharmaceutical products by Plan Sponsors and other clients; (iii) legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or (iv) pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.

We purchase substantially all of our pharmaceutical products from one vendor and a disruption in our purchasing arrangements could adversely impact our business.

We purchase substantially all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, ABDC, pursuant to a prime vendor agreement. The term of this agreement extends until August 2012, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC's supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our Consolidated Financial Statements may be materially and adversely affected.

Failure to develop new products and services may adversely affect our business.

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

Problems with the implementation and conversion of our pharmacy system could result in additional expense.

The Company has committed significant financial and other resources to migrate to a pharmacy dispensing, clinical management and accounts receivable management system for the Pharmacy Services segment that is designed to streamline our business processes, provide improved data reporting, data management, scalability and cash posting and billing and collections.  We have completed the implementation of that system at the vast majority of our community pharmacies and plan to implement the same system at our mail service operations in 2011.  Any delay in the implementation of this system at our mail service operations could result in higher operating costs, additional charges for system design changes or delays in the execution of our strategic plan due to our inability to scale our current operating systems.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our Consolidated Financial Statements.

The collection of accounts receivable is a significant challenge and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.

The recently enacted Health Reform Law and its implementation could have a material adverse effect on our business.

The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care.  The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. In addition, there are currently challenges to the constitutionality of that law pending in Federal court.  It is impossible to predict the outcome of these challenges and, if unsuccessful, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Health Reform Law on our business, operations or financial performance.

In addition, there have been a number of lawsuits filed that challenge all or part of the Health Reform Law.  On January 31, 2011, a Florida District Court ruled that the entire law is unconstitutional.  Other courts have ruled in favor of the law or have only struck down certain provisions of the law; a number of these cases are in the process of being appealed.  We cannot predict the ultimate outcome of any of this litigation or its impact on us, our business and Consolidated Financial Statements.   Further, various Republican Party Congressional leaders have indicated a desire to repeal or amend some or all of these laws.  While the Senate voted against repealing the whole health care reform law, there are a number of bills that have been introduced that seek to repeal or change certain provisions of the law.  As such, we are unable to predict the final state of the Health Reform Law or its impact on us.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of prescription medications from our pharmacies. Our dispensing volume is the principle driver of revenue and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these higher-risk drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

The loss of a relationship with one or more Plan Sponsors could negatively impact our business.

Where we do not have preferred or exclusive arrangements with Plan Sponsors, our contracts for reimbursement with Plan Sponsors are often on a perpetual or “evergreen” basis.  These evergreen contracts are subject to termination by a Plan Sponsor’s written notice.  The required notice varies by contract and is typically 30 to 90 days.  Depending on the amount of revenues generated by any single Plan Sponsor or more than one Plan Sponsor in the aggregate, one or more terminations could have a material and adverse effect on our Consolidated Financial Statements.  We are unaware of any intention by a Plan Sponsor to terminate or not renew an agreement with us.

Home infusion joint ventures formed with hospitals could adversely affect our financial results.

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals.  This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model forming what is being labeled an accountable care organization.  These organizations are encouraged by the new Health Reform Law.  These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the new efficiencies.

Participation in equity-based joint ventures offer hospitals and other providers an opportunity to more efficiently transfer patients to less expensive care setting, while keeping the patient within its network.  Additionally, it provides many hospitals with a mechanism to invest accumulated profits in a growing sector with attractive margins.

If these home infusion joint ventures continue to expand and we lose referrals as a result, our Consolidated Financial Statements could be adversely affected.

Network lock-outs by health insurers and PBMs could adversely affect our financial results.

Many Plan Sponsors and PBMs continue to create exclusive specialty networks which limit a member’s access to a mail service facility or network of preferred pharmacies. To the extent our pharmacies are excluded from these networks, we are unable to dispense medications to those members and bill for prescriptions to those member’s insurance carriers. If these specialty networks continue to expand and we are locked out from dispensing specialty medications to members of exclusive networks, our Consolidated Financial Statements could be adversely affected.

A shortage of qualified registered nursing staff, pharmacists and other  professionals could adversely affect our ability to attract, train and retrain qualified personnel and could increase operating costs.

Our business relies significantly on its ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. From time to time and particularly in recent years, there have been shortages of nursing staff, pharmacists and other professionals in certain local and regional markets.  As such, we are often required to compete for personnel with other healthcare systems and our competitors. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive benefits and salaries. There can be no assurance that we will be successful in any of these areas.

In addition, where labor shortages arise in markets in which we operate, we may face higher costs to attract personnel, and we may have to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages don’t exist at the time.  In either case, such circumstances could cause our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, we cannot provide assurance that negotiating collective bargaining agreements will not have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources.

Introduction of new drugs or accelerated adoption of existing lower margin drugs could cause us to experience lower revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by Plan Sponsors.

The pharmaceutical industry pipeline of new drugs includes many drugs that over the long term, may replace older, more expensive therapies, as a result of such drugs going off patent and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products are added to a therapeutic class, thereby increasing price competition among competing manufacturer’s products in that therapeutic category.  In such cases, manufacturers have the ability to increase drug acquisition costs or lower the selling price of replaced products.  This could have the effect of lowering our revenues and/or margins.

The loss of a relationship with one or more of our discount cash card brokers could negatively impact our business.

Our contracts with discount cash card brokers are typically subject to termination by a broker’s written notice 90 days prior to effective date.  Depending on the amount of revenues generated by any broker agreement, one or more terminations could have a material and adverse effect on our Consolidated Financial Statements.  We are unaware of any intention by a discount cash card broker to terminate or not renew an agreement with us.  The brokers we use are typically small, privately held marketing companies.  Though we have an exclusive arrangement with the largest broker for the next two years, we cannot predict its future business plans or those of smaller brokers.

Subject to certain limitations, the former CHS stockholders and certain former option holders of CHS may sell our common stock beginning September 26, 2010, which could cause our stock price to decline.

The shares of our common stock that the former CHS stockholders and certain former option holders of CHS received in connection with the merger with CHS are restricted, but such former CHS stockholders and former option holders may sell the shares of our common stock under certain circumstances. We have entered into a stockholders’ agreement with the former CHS stockholders and certain former option holders of CHS, pursuant to which we have agreed to register their shares of our common stock with the SEC in order to facilitate sales of those shares. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Our issuance of common stock in the merger will increase the risk that we could experience an “ownership change” in the future that could significantly limit our ability to utilize our net operating losses.

As of December 31, 2010, we had net operating losses, or NOLs, for U.S. federal income tax purposes of approximately $43.4 million. Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year would be increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year.

We did not experience an ownership change upon the issuance of common stock in the merger. However, the issuance of common stock in the merger, together with other issuances of common stock during the applicable three-year period, could cause an ownership change under Section 382 of the Code. As a result, the issuance of our common stock in the merger will increase the risk that we could experience an ownership change during the three-year period following the merger.

Future acquisitions may be unsuccessful and could expose us to unforeseen liabilities. Further, our acquisition and internal development activity may impose strains on our existing resources.

Our growth strategy anticipates acquisitions in business lines identified as strategic drivers of future profitability throughout the United States. Any acquisitions involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees or patients of acquired agencies and the assumption of liabilities and exposure to unforeseen liabilities of acquired agencies. We may not be able to fully integrate the operations of the acquired businesses with our current business structure in an efficient and cost-effective manner. The failure to effectively integrate any of these businesses could have a material adverse effect on our operations.

In addition, as we continue to expand our markets, our growth could strain our resources, including management, information and accounting systems, regulatory compliance, logistics and other internal controls. Our resources may not keep pace with our anticipated growth. If we do not manage our expected growth effectively, our future prospects could be affected adversely.

Risks Related to Indebtedness

The significant indebtedness incurred to complete the acquisition imposed operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We issued $225 million of senior unsecured notes (“Senior Unsecured Notes”) and entered into a credit agreement (the "Original Senior Secured Facility") to finance the acquisition of CHS.  In late 2010, we refinanced and entered into an amended and restated credit agreement (“Amended and Restated Facility”) which resulted in a $150.0 million revolving facility (“Revolving Credit Facility”).  The terms of the Amended and Restated Facility require us to comply with certain financial covenants, including a minimum fixed charge coverage ratio, minimum liquidity levels and maximum accounts receivable turnover levels. In addition, our debt contains certain restrictions on our ability to, among other things:

•	incur indebtedness or liens;
•	make investments or capital expenditures;
•	engage in mergers, acquisitions or asset sales;
•	declare dividends or redeem or repurchase capital stock; and
•	modify our organizational documents.

These covenants may adversely affect our ability to finance future operations or limit our ability to pursue certain business opportunities or take certain corporate actions. The covenants may also restrict our flexibility in planning for changes in our business and the industry and make us more vulnerable to economic downturns and adverse developments.

Our ability to meet our cash requirements, including our debt service obligations, will be dependent upon our ability to substantially improve our operating performance, which will be subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are or may be beyond our control. In addition, the Revolving Credit Facility has interest payments that are subject to variable interest rates and are therefore dependent upon future fluctuations in interest rates, which are beyond our control. We expect to use cash flow from operations to pay our expenses and amounts due under the Senior Unsecured Notes and our other outstanding indebtedness. We cannot provide assurance that our business operations will generate sufficient cash flows from operations to fund these cash requirements and debt service obligations. If our operating results, cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt and other obligations. If we are unable to service our debt, we could be forced to reduce or delay planned expansions and capital expenditures, sell assets, restructure or refinance our debt or seek additional equity capital, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. Further, any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our failure to generate sufficient operating cash flow to pay our debts or to successfully undertake any of these actions could have a material adverse effect on us.

In addition, the degree to which we may be leveraged as a result of the indebtedness incurred in connection with the merger or otherwise could:

•	materially and adversely affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;
•	make us more vulnerable to general adverse economic, regulatory and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete;

•	place us at a competitive disadvantage compared to our competitors that have less debt or could require us to dedicate a substantial portion of our cash flow to service our debt;
•	reduce the funds available to us for operations and other purposes;
•	limit our ability to fund the repurchase of the Senior Unsecured Notes upon a change of control; or
•	restrict us from making strategic acquisitions or exploiting other business opportunities.

Our Senior Unsecured Notes are not secured by our assets or those of our guarantor subsidiaries.

Our Senior Unsecured Notes and the related guarantees are our and our guarantor subsidiaries’ general unsecured obligations and are effectively subordinated in right of payment to all of our and our guarantor subsidiaries’ secured indebtedness and obligations, including all indebtedness under the Revolving Credit Facility. If we become insolvent or are liquidated, or if payment under any of the instruments governing our secured debt is accelerated, the lenders under those instruments will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt. Accordingly, our secured indebtedness and obligations, including all indebtedness under the Revolving Credit Facility, is senior to the Senior Unsecured Notes to the extent of the value of the excess collateral securing that indebtedness. In that event, because the Senior Unsecured Notes and the guarantees will not be secured by any of our assets, it is possible that our remaining assets might be insufficient to satisfy claims of holders of the Senior Unsecured Notes in full or at all.

As of December 31, 2010, we had approximately $81.2 million aggregate principal amount of secured indebtedness outstanding under the Revolving Credit Facility. Additionally, under the terms of our prime vendor agreement with our primary drug wholesaler, we granted our primary drug wholesaler a secured second lien in all of our inventory as well as the proceeds thereof. Any additional borrowings pursuant to our existing credit facility would be secured indebtedness, if incurred. Although the indenture governing the Senior Unsecured Notes contains limitations on the amount of additional indebtedness that we may incur, under certain circumstances the amount of such indebtedness could be substantial and, under certain circumstances, such indebtedness may be secured indebtedness and senior in right of payment to the Senior Unsecured Notes.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. Although the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Revolving Credit Facility permits, among other things, revolving credit borrowings of up to $150.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Senior Unsecured Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in our operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, Consolidated Financial Statements, prospects and our ability to service our debt and other obligations.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Revolving Credit Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our indebtedness under the Revolving Credit Facility and the Senior Unsecured Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Senior Unsecured Notes, on or before the maturity of the debt. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

If we default on our obligations to pay our indebtedness, we may not be able to make payments on the Senior Unsecured Notes.

Any default under the agreements governing our indebtedness, including a default under the Revolving Credit Facility, that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on the Senior Unsecured Notes and substantially decrease the market value of the Senior Unsecured Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the Revolving Credit Facility and the indenture governing the Senior Unsecured Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed there under to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Credit Facility could elect to terminate their commitments there under, and cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under the Revolving Credit Facility or holders of other indebtedness to avoid being in default. If we breach our covenants under the Revolving Credit Facility or any other indebtedness and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Revolving Credit Facility or such other indebtedness, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The Senior Unsecured Notes may impose significant operating and financial restrictions, which may prevent us from pursuing our business strategies or favorable business opportunities.

Subject to a number of important exceptions, the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility may limit our ability to:

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

Consequently, the restrictions contained in the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Additionally, the terms of the Revolving Credit Facility require us to comply with certain financial covenants, including a minimum fixed charge coverage ratio, minimum liquidity levels and maximum accounts receivable turnover levels. We cannot assure you that we will meet those tests or that the lenders under the Revolving Credit Facility will waive any failure to meet those tests.

A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under the Revolving Credit Facility or the indenture governing the Senior Unsecured Notes, as applicable. If any such default occurs, the lenders under the Revolving Credit Facility and the holders of the Senior Unsecured Notes may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable there under, to be immediately due and payable. The lenders under the Revolving Credit Facility also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Revolving Credit Facility could proceed against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Revolving Credit Facility.

We may not be able to satisfy our obligations to holders of the Senior Unsecured Notes upon a Change of Control or Asset Sale.

Upon the occurrence of a Change of Control, holders of the Senior Unsecured Notes will have the right to require us to purchase the Senior Unsecured Notes at a price equal to 101% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase.

In addition, upon the occurrence of an Asset Sale, holders of the Senior Unsecured Notes may, under certain circumstances, have the right to require us to purchase a portion of the Senior Unsecured Notes at a price equal to 100% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase.

If a Change of Control offer or Asset Sale offer is made, we may not have available funds sufficient to pay the Change of Control purchase price or Asset Sale purchase price for any or all of the Senior Unsecured Notes that might be delivered by holders of the Senior Unsecured Notes seeking to exercise the Change of Control put right or Asset Sale put right. If we are required to purchase Senior Unsecured Notes pursuant to a Change of Control offer or Asset Sale offer, we would be required to seek third-party financing to the extent we do not have available funds to meet our purchase obligations. There can be no assurance that we will be able to obtain such financing on acceptable terms to us or at all. Accordingly, none of the holders of the Senior Unsecured Notes may receive the Change of Control purchase price or Asset Sale purchase price for their Senior Unsecured Notes. Our failure to make or consummate the Change of Control offer or Asset Sale offer, or to pay the Change of Control purchase price or Asset Sale purchase price when due, will give the holders of the Senior Unsecured Notes the rights described in “Description of Notes — Events of Default and Remedies”, which is in the Company’s Form S-4 filed with the SEC on June 22, 2010.

In addition, the events that constitute a Change of Control or Asset Sale under the indenture governing the Senior Unsecured Notes may also be events of default under the Revolving Credit Facility. These events may permit the lenders under the Revolving Credit Facility to accelerate the debt outstanding there under and, if such debt is not paid, to enforce security interests in our specified assets, thereby limiting our ability to raise cash to purchase the Senior Unsecured Notes and reducing the practical benefit of the offer-to-purchase provisions to the holders of the Senior Unsecured Notes.

A subsidiary guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state law, which would prevent the holders of the Senior Unsecured Notes from relying on that subsidiary to satisfy claims.

The Senior Unsecured Notes are guaranteed by our domestic restricted subsidiaries. The guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or another similar case or lawsuit is commenced by or on behalf of our or a guarantor subsidiary’s unpaid creditors or another authorized party. Under these laws, if a court were to find that, at the time any guarantor subsidiary issued a guarantee of the Senior Unsecured Notes, either it issued the guarantee to delay, hinder or defraud present or future creditors or it received less than reasonably equivalent value or fair consideration for issuing the guarantee and at the time:

•	It was insolvent or rendered insolvent by reason of issuing the guarantee;
•	it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business;
•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature; or
•
it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied, then the court could void the obligations under the guarantee, subordinate the guarantee of the Senior Unsecured Notes to other debt or take other action detrimental to holders of the Senior Unsecured Notes.

We cannot be sure as to the standard that a court would use to determine whether a guarantor subsidiary was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees would not be voided or that the guarantees would not be subordinated to other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor subsidiary, the obligations of the applicable guarantor subsidiary were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor subsidiary’s other debt or take other action detrimental to holders of the Senior Unsecured Notes. If a court were to void a guarantee, holders of the Senior Unsecured Notes would no longer have a claim against the guarantor subsidiary. Sufficient funds to repay the Senior Unsecured Notes may not be available from other sources, including the remaining guarantor subsidiaries, if any. In addition, the court might direct the holder of the Senior Unsecured Notes to repay any amounts already received from or are attributable to the guarantor subsidiary.

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

The ability of our subsidiary guarantors to make any required payments under their guarantees depends on our future operating performance, which will be affected by financial, business, economic, and other factors, many of which we cannot control. Such subsidiaries’ businesses may not generate sufficient cash flow from operations in the future and their anticipated growth in revenue and cash flow may not be realized, either or both of which could result in their being unable to honor their guarantees or to fund other liquidity needs. If such subsidiaries do not have enough money, they may be required to refinance all or part of their then-existing debt, sell assets, or borrow more money. They may not be able to accomplish any of these alternatives on terms acceptable to them, or at all. In addition, the terms of existing or future debt agreements, including the Revolving Credit Facility and the indenture governing the Senior Unsecured Notes, may restrict such subsidiaries from adopting any of these alternatives. The failure of our subsidiaries to generate sufficient cash flow or to achieve any of these alternatives could materially and adversely affect the value of the Senior Unsecured Notes and the ability of such subsidiaries to pay the amounts due under their guarantees, if any.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive offices are located in Elmsford, New York, and we maintain corporate offices in Eden Prairie, Minnesota and Conshohocken, Pennsylvania. We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2020, in addition to a number of non-material month-to-month leases. Our property locations are as follows:

Corporate Offices	Community and Infusion Pharmacies and Home Nursing Locations (2)

Elmsford, NY	Alabama	Indiana
Conshohocken, PA (1)	Birmingham	Indianapolis (two locations) (4)
Eden Prairie, MN	California	Kentucky
	Burbank	Lexington
Mail Operations	San Diego	Louisiana
	San Francisco (3)	Baton Rouge
Columbus, OH	Sherman Oaks	Covington Area
Burbank, CA (2)	West Hollywood	Elmwood
Lake Success, NY (2)	Connecticut	Maine
	Berlin	Lewiston
	Cromwell	Maryland
	Milford	Baltimore
	Vernon	Massachusetts
	District of Columbia	Boston
	Washington, D.C.	Southborough
	Florida	Michigan
	Ft. Lauderdale	Auburn Hills
	Miami Beach	Minnesota
	Melbourne	Minneapolis
	North Venice	Mississippi
	Orlando	Biloxi (two locations)
	Pompano Beach	Brookhaven (two locations)
	St. Petersburg	Columbia
	Tampa Bay	Gulfport
	West Palm Beach	Hattiesburg (four locations)
	Georgia	Jackson
	Atlanta	Laurel
	Brunswick	Lucedale (two locations)
	Savannah	Magee
	Illinois	Meridian
	Chicago (3)	Natchez
	Moline	Pascagoula

Community and Infusion Pharmacies and Home Nursing Locations (2)

Mississippi (continued)	Tennessee
Pearl	Baxter
Picayune	Fayetteville (four locations)
Vicksburg	Jackson
Waynesboro	Knoxville
Missouri	Lexington
Kansas City	Memphis (two locations)
St. Louis	Mt. Juliet
Nevada	Nashville (two locations)
Las Vegas (3)	Oneida
New Hampshire	Savannah
Bedford	Selmer
Concord	Waynesboro (two locations)
New Jersey	Texas
Morris Plains	Dallas (two locations)
New York	Grand Prairie
Bronx	Houston (two locations)
Hawthorne	Vermont
Lake Success	Rutland
New York	Williston
Ohio	Washington
Akron	Seattle
Cincinnati	Wisconsin
Sylvania	Milwaukee (3)
Pennsylvania
Philadelphia
Pittsburgh
West Chester

(1) Facility also provides administrative support to the Infusion/Home Health Services segment operations.

(2) Facility houses operations for Infusion/Home Health Services or Pharmacy Services operations.

(3) Facility provides both community pharmacy and infusion services in the same location.

(4) One facility in this city provides both community pharmacy and infusion services in the same location.

Item 3.  Legal Proceedings

On March 31, 2009, Professional Home Care Services, Inc., or PHCS, which is one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $2.5 million in damages. We believe Alexander Infusion's claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the Merger Agreement, subject to certain limits, the former CHS Stockholders agreed to indemnify us in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of ours, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that our and the other defendants’ actions are responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by us. The complaint asserts various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint seeks unspecified money damages, including punitive damages. The court granted our motion for summary judgment and the plaintiffs filed a timely appeal.  The appeal is currently pending before the 10th Circuit Court of Appeals in Denver, Colorado.  We continue to defend against this matter vigorously.

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

		High	Low

2010	First Quarter	$8.90	$6.29
	Second Quarter	$9.84	$5.17
	Third Quarter	$6.75	$4.12
	Fourth Quarter	$6.09	$4.00

2009	First Quarter	$2.84	$1.35
	Second Quarter	$5.99	$1.95
	Third Quarter	$7.29	$5.26
	Fourth Quarter	$9.05	$6.25

As of March 10, 2011, there were 271 stockholders of record of our Common Stock in addition to approximately 7,100 stockholders whose shares were held in nominee name. On March 10, 2011 the closing sale price of our Common Stock on Nasdaq was $4.59.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph set forth below compares, for the five-year period commencing December 31, 2005 and ending December 31, 2010, the total cumulative return to holders of our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include: BioScrip Infusion Services, Inc., beginning March, 2006, CHS beginning March, 2010 and DS Pharmacy beginning July, 2010.

	December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
	(in thousands)
Working capital	$50,137	$91,078	$58,844	$49,213	$37,023
Total assets	$663,986	$287,220	$246,957	$296,822	$305,456
Long-term debt	$306,469	$30,389	$50,411	$33,778	$52,895
Stockholders' equity	$200,101	$155,793	$95,537	$166,203	$161,833

	Year Ended December 31,
Statement of Operations Data	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Revenue (1)	$1,638,623	$1,329,525	$1,401,911	$1,197,732	$1,151,940
Gross profit	$260,417	$157,822	$142,170	$137,015	$118,056
Acquisition and integration expenses (2)	$7,608	$1,774	$-	$-	$58
Restructuring expense (3)	$3,495	$-	$-	$-	$-
Legal settlement (4)	$3,893	$-	$795	$-	$-
Goodwill and intangible impairment (5)	$-	$-	$93,882	$-	$-
Net (loss) income (6)	$(69,142)	$54,099	$(74,032)	$3,317	$(38,289)
Net (loss) income per basic share	$(1.37)	$1.39	$(1.93)	$0.09	$(1.03)
Net (loss) income per diluted share (7)	$(1.37)	$1.36	$(1.93)	$0.09	$(1.03)
Weighted average shares outstanding used
in computing:
basic (loss) income per share	50,374	38,985	38,417	37,647	37,304
diluted (loss) income per share	50,374	39,737	38,417	38,491	37,304

(1)     Revenue included the following:
	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Competitive Acquisition Program ("CAP")	$-	$-	$71.2	$43.9	$12.6
United Healthcare ("UHC") HIV/AIDS and solid organ transplant	$-	$23.3	$116.6	$53.2	$-
PBM customer contract expirations	$-	$-	$-	$15.0	$76.8

The CAP program ended December 31, 2008. The UHC HIV/AIDS and solid organ transplant program ended the first quarter of 2009. Certain PBM customer contracts ended in 2007 and prior.
(2)	Expenses in 2010 related to the acquisitions and integrations of CHS and DS Pharmacy. Expenses in 2009 related to the acquisition of CHS. Expenses in 2006 related to the acquisition of Chronimed.
(3)	These costs were primarily related to our strategic assessment and related restructuring plan, which we are in the process of implementing.
(4)

2010 costs were the result of an independent arbitration award against the Company in a lawsuit brought by the sellers of Northland Medical Pharmacy, which was purchased in late 2005 by Chronimed Holdings, Inc., a   wholly-owned subsidiary of the Company.  2008 costs were related to a civil settlement with the U.S. Office of the Inspector General (“OIG”) which was self-reported by the Company through its compliance program in late 2006.

(5)
These costs include a $90.0 million charge related to the impairment of goodwill in the Pharmacy Services segment and a $3.9 million charge related to the write-off of intangible assets, including customer lists and non-compete agreements.

(6)

Net income in 2010 includes a $47.7 million income tax expense, primarily related to the recognition of a valuation allowance on deferred tax assets.  Net income in 2010 also includes a $9.6 million loss on extinguishment of debt associated with the refinancing of our senior secured facility in December 2010.  Net income in 2009 includes a $40.6 million tax benefit, primarily relating to the reversal of the valuation allowance on deferred tax assets. Net loss in 2006 includes a $25.7 million income tax charge for the establishment of a valuation allowance recorded against deferred tax assets.

(7)	The 2010, 2008 and 2006 net loss per diluted share excludes the effect of common stock equivalents, as their inclusion would be anti-dilutive.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Consolidated Financial Statements. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto, and the information discussed in Item 1A — Risk Factors.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	Our expectations regarding financial condition or results of operations in future periods;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding economic and business conditions;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;
•	our ability to maintain contracts and relationships with our customers;
•	sales and marketing efforts;
•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;
•	future capital expenditures;
•	our revenue following the merger;
•	our high level of indebtedness;
•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;
•	our ability to hire and retain key employees;
•	our ability to successfully execute our succession plans; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

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

Business Overview

We are a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of December 31, 2010, we had a total of 112 locations in 29 states plus the District of Columbia, including 31 community pharmacy locations, 33 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

On March 25, 2010, we acquired CHS, a privately-held, leading provider of home infusion and home health services. CHS was principally owned by funds managed by Kohlberg & Company, L.L.C.  Our acquisition of CHS provided us with a national network of home infusion pharmacies and home health service providers. The additional CHS Managed Care Organization (“MCO”) relationships of more than 450 increased our total MCO relationships to over 1,000. The acquisition also significantly expanded our national footprint.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provided the Company with an expanded presence in on-line pharmacy and a six-year license of drugstore.com capabilities, trademarks and trade names.  The agreements also allow customers to order from the Company through the drugstore.com website.

During the year ended December 31, 2010, we renegotiated certain discount cash card broker agreements to provide for the payment of higher broker fees for new discount cash card sales generation.  We expect these new rates to provide additional incentives for new member growth over the next several quarters, thereby increasing these programs profitability over the long term.  If anticipated growth is achieved, broker fees could increase $3.0 million to $5.0 million quarterly compared to prior year.  The net impact to operating income is expected to return to historical levels by the third quarter of 2011 and going forward.

The acquisition of CHS caused us to re-evaluate our segment reporting. As a result of this review, we changed our segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to our new segments: “Infusion/Home Health Services” and “Pharmacy Services”.  These two new segments reflect how our CODM reviews our results in terms of allocating resources and assessing operating and financial performance.  Prior period disclosures reflect the change in reportable segments.

The Infusion/Home Health Services segment consists of our legacy home infusion business combined with the home infusion and home health service businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and DME.  Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services reported under this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies, prescription discount card programs and integrated PBM services.  The DS Pharmacy business acquired in July 2010 is included in this segment.  These segment services are designed to offer customers and patients’ cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

We have presented segment information on the basis of net (loss) income adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  Segment Adjusted EBITDA excludes the loss on extinguishment of debt; acquisition, integration and severance expenses; restructuring expense; goodwill and intangible impairment; write-off of receivables related to the CAP contract and legal settlement expenses.  We believe that Segment Adjusted EBITDA from operations provides a better indication of the segment operating performance.  The Segment Adjusted EBITDA measurement is the primary measure used by the CODM in evaluating our operating and financial performance.

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

Revenue Recognition

We generate revenue principally through the sale of prescription drugs and nursing services.  Prescription drugs are dispensed either through a pharmacy participating in our pharmacy network or a pharmacy owned by us.  Fee-for-service agreements include: (i) pharmacy agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network as well as through our traditional mail service facility.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  We provide a variety of therapies to patients.  For infusion-related therapies, we frequently provide multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, we concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service.

Revenue generated under PBM agreements is classified as either gross or net based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore are the “primary obligor” as defined in ASC Topic 605, Revenue Recognition (“ASC 605”), we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

In our Infusion/Home Health Services segment, we also recognize infusion nursing revenue as the estimated net realizable amounts from patients and Plan Sponsors for services rendered and products provided.  This revenue is recognized as the treatment plan is administered to the patient and is recorded at amounts estimated to be received under reimbursement or payment arrangements with payors.

Under the Medicare Prospective Payment System program, home health net revenue is recorded based on a reimbursement rate which varies based on the severity of the patient’s condition, service needs and certain other factors.  Revenue is recognized ratably over a 60-day episode period and is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Medicare cash receipts under the prospective payment system are initially recognized as deferred revenue and are subsequently recognized as revenue over the 60-day episode period.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to customer receivable balances. The risk of collection varies based upon the product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   The Company reviews the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table sets forth the aging of our December 31, 2010 and December 31, 2009 gross accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2010

	0 - 180 days	Over 180 days	Total
Government	$35,990	$5,000	$40,990
Commercial (1)	150,318	9,313	159,631
Patient	6,985	2,537	9,522
	$193,293	$16,850	210,143

Allowance for doubtful accounts			(16,421)

Total			$193,722

As of December 31, 2009

	0 - 180 days	Over 180 days	Total
Government	$27,266	$7,827	$35,093
Commercial (1)	106,130	11,388	117,518
Patient	5,751	2,845	8,596
	$139,147	$22,060	161,207

Allowance for doubtful accounts			(11,504)

Total			$149,703

(1) Commercial includes one pharmacy network agreement under which various Plan Sponsors are served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 24% and 17% of the Company's total accounts receivable balance as of December 31, 2010 and 2009, respectively.

Allowance for Contractual Discounts

We are reimbursed by Plan Sponsors for services we provide. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  We monitor revenue and receivables from Plan Sponsors on an account-specific basis and record an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a majority of our revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan  expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of our revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  We do not believe these changes in estimates are material.

Amounts due to Plan Sponsors

Payables to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors in the Pharmacy Services segment.

Income Taxes

As part of the process of preparing our Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under ASC Topic 740, Income Taxes (“ASC 740”).  ASC 740 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from our deferred tax assets.  A valuation allowance is reversed when sufficient evidence exists that we will be able to realize the benefits of our deferred tax assets.  Income tax expense in the year ended December 31, 2010 included the establishment of a valuation allowance recorded on deferred tax assets of $54.0 million.  The income tax benefit in the year ended December 31, 2009 included $45.0 million related to the reversal of the valuation allowance on deferred tax assets.

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

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), we evaluate goodwill and indefinite lived intangible assets for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The valuation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill.  The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.  We use a third party valuation specialist to assist in the annual impairment valuation.

As of December 31, 2010, our reporting units include goodwill of $299.6 million and indefinite lived assets of $15.4 million in the Infusion/Home Health reporting unit and goodwill of $24.5 million in the Pharmacy Services reporting unit. The goodwill of the Infusion/Home Health reporting unit was recorded as a result of the acquisition of CHS in March 2010.  In performing. In performing an annual evaluation of goodwill, a reporting unit fair value is determined based on discounted future cash flows and a market-based comparison to industry peers.  Significant estimates used in a fair value determination include future forecasted earnings and the working capital requirements of the business to generate estimated cash flows.  Carrying values are determined based on the specific assets and liabilities of each reporting unit and allocations of Corporate assets, liabilities and expenses.  If future cash flows do not achieve estimated levels, goodwill could be become impaired in future periods.

Definite lived intangible assets are also evaluated to determine if the carrying value of those assets is recoverable.  At December 31, 2010, definite lived intangible assets included $7.3 million in trademarks, trade names and customer relationships acquired in the CHS transaction.  Definite lived intangible assets also included $7.4 million in assets related to the acquisition of the prescription pharmacy business from DS Pharmacy. The value of these assets is determined based largely upon discounted cash flows.  If future cash flows do not achieve estimated levels, intangible assets could become impaired in future periods.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The measurement of possible impairment of property, plant and equipment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

Accounting for Stock-Base Compensation

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

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2010, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported Consolidated Financial Statements.

Results of Operations

CONSOLIDATED RESULTS

Year ended December 31, 2010 vs. December 31, 2009

	Year Ended December 31, (in thousands)
	2010		2009		Change
Revenue	$1,638,623		$1,329,525		$309,098
Gross profit	$260,417	15.9%	$157,822	11.9%	$102,595
Income from operations	$15,794	1.0%	$15,466	1.2%	$328
Interest expense, net	$27,647	1.7%	$1,920	0.1%	$25,727
(Loss) income before income taxes	$(21,414)	-1.3%	$13,546	1.0%	$(34,960)
Net (loss) income	$(69,142)	-4.2%	$54,099	4.1%	$(123,241)

Revenue. Revenue for the year ended December 31, 2010 was $1.6 billion compared to revenue of $1.3 billion for the year ended December 31, 2009.

Pharmacy Services revenue for the year ended December 31, 2010 was $1.3 billion compared to revenue of $1.2 billion for the same period in 2009, an increase of $80.1 million, or 6.8%. The increase was primarily due to revenue on new contracts, including wholesale agreements, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  The acquisition of the prescription pharmacy business of DS Pharmacy resulted in new revenue of $9.0 million during the period and growth our PBM business, mainly in the discount cash card operations, resulted in a revenue increase of $2.8 million.

Infusion/Home Health Services revenue for the year ended December 31, 2010 was $377.2 million, compared to revenue of $148.2 million for the same period in 2009, an increase of $229.0 million, or 154.5%. The acquired CHS business contributed $207.2 million of revenue for the year ended December 31, 2010.  Excluding revenue associated with the acquired CHS business, our home infusion revenue increased $21.8 million, or 14.7%, over the prior period as a result of new infusion contracts and overall volume growth.

Cost of Revenue and Gross Profit.  Cost of revenue for the year ended December 31, 2010 was $1.4 billion compared to $1.2 billion for the same period in 2009.  Gross profit for the year ended December 31, 2010 was $260.4 million compared to $157.8 million for the same period in 2009, an increase of $102.6 million, or 65.0%. Gross profit as a percentage of revenue increased to 15.9% in the year ended December 31, 2010 from 11.9% in the year ended December 31, 2009.  The increase in gross profit percentage from 2009 to 2010 was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  The increase was partially offset by price concessions granted to a major customer starting January 1, 2010 totaling $10.6 million.  Also partially offsetting the increase was a $5.0 million decrease in reimbursement from certain state governmental agencies that declined to adjust their reimbursement rates following the implementation of the industry-wide AWP settlement in September 2009.  As such, our reimbursement for services provided to government funded and/or operated programs was reduced.  In addition to reimbursement reductions from government funded and/or operated plans, we experienced other rate reductions from commercial payors in the wake of the AWP settlement of approximately $4.0 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2010 were $207.1 million, or 12.6% of total revenue, compared to $131.9 million, or 9.9% of total revenue, for the same period in 2009. The increase in SG&A was primarily due to $62.0 million of additional expense related to CHS, a $7.4 million increase in wages and salaries to strengthen the management and sales team and an increase of $6.9 million in brokers fees related to growth in our prescription discount cash card business.  Due to the management costs associated with the  large number of care professionals involved in delivering services, the Infusion/Home Health Services segment operates at a higher operating expense ratio to revenue than the Pharmacy Services segment.  These increases were partially offset by a decrease of $4.3 million in management bonus expense, as the related 2010 specified annual criteria was not achieved.

Bad Debt Expense. For the year ended December 31, 2010, bad debt expense was $19.3 million, or 1.2% of revenue, compared to $8.6 million, or 0.6% of revenue, for the same period in 2009. Of this $10.7 million increase, $1.9 million, of the total 2010 expense of $2.7 million, related to increased provisions for uncollected receivables remaining under the Centers for Medicare and Medicaid (“CMS”) Competitive Acquisition Program (“CAP”) contract, which was terminated effective December 31, 2008.  There is no remaining unreserved net CAP receivable balance at December 31, 2010, although we are still pursuing collections from CMS and state Medicaids.  Should we recover amounts reserved, they will be a reduction of future bad debt expense. The write-off of CAP receivables during the year resulted in an increase in bad debt expense of 0.2% of revenue.  Approximately $4.0 million of the bad debt expense increase was related to the acquisition of CHS and resulting increase in revenue.  The remaining $4.0 million increase is due to our current collection experience on aged balances.

Restructuring expense.  In the fourth quarter of 2010, the we commenced a strategic assessment of its business.  This assessment focused on revenue opportunities and corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $3.5 million during the year ended December 31, 2010.  Restructuring expenses in 2010 consisted of approximately $2.3 million related to employee severance and other benefit-related costs and $1.2 million of third-party consulting costs associated with the strategic assessment.  We anticipate there will be additional restructuring expenses during 2011 as a result of the strategic assessment.

The restructuring costs are included in restructuring expense on the Consolidated Statements of Operations.  As of December 31, 2010, there is a restructuring accrual of $3.8 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Acquisition and Integration Expenses.  During the year ended December 31, 2010, we recorded $7.1 million of costs related to the acquisitions of CHS and DS Pharmacy.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS and overtime and temporary wage costs and other integration costs associated with the acquisition of DS Pharmacy.  We had $1.8 million of CHS acquisition-related expenses in 2009.

Amortization of Intangibles.  During the year ended December 31, 2010, we recorded amortization of intangible assets of $3.8 million.  The amortization was on intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  There was no amortization of intangible assets recorded in 2009.

Legal Settlement.  During the fourth quarter, 2010, we recorded $3.9 million of legal settlement costs.  These costs were the result of an independent arbitration award against the Company in a lawsuit brought by JPD, Inc. and James P. DiCello, the sellers of Northland Medical Pharmacy (“Northland”), which was purchased in late 2005 by Chronimed Holdings, Inc. (“Chronimed”), a wholly-owned subsidiary of the Company.  We did not have any  material litigation settlement costs during 2009.

During 2010, we also incurred approximately $0.9 million of expenses in responding to subpoenas and requests for information from governmental agencies, and we expect to continue to incur these expenses in the future. These expenses are included in selling, general and administrative expenses on the Consolidated Statements of Income.  While these expenses have not been material to our financial performance or condition, there is no assurance that these expenses will not increase.  We also are not able to predict the outcome of these investigations, which could result in damage claims, fines or monetary settlements that may be material to our financial performance in the reporting period in which they occur.

Interest Expense, Net. Net interest expense was $27.7 million for the year ended December 31, 2010, as compared to $1.9 million for the same period in 2009.  The increase in interest expense was due to our new debt structure, including $24.4 million of interest expense related to our Original Senior Secured Facility (defined below) and Senior Unsecured Notes issued in March 2010, $2.3 million related to a bridge loan finance fee, and $0.5 million related to the Revolving Credit Facility incurred in December 2010.

Loss on Extinguishment of Debt. Loss on extinguishment of debt includes $9.6 million related to the write-off of deferred financing costs and other fees associated with our Original Senior Secured Facility which was paid off and amended with the Amended and Restated Facility in December 2010.

Income Tax Expense. Income tax expense of $47.7 million was recorded for the year ended December 31, 2010 on a pre-tax net loss of $21.4 million.  Income tax expense includes the establishment of a valuation allowance recorded on deferred tax assets of $54.0 million.  The income tax benefit for the year ended December 31, 2009 was $40.6 million related to the reversal of the valuation allowance on deferred tax assets.

Net (Loss) Income and (Loss) Income Per Share. Net loss for the year ended December 31, 2010 was $69.1 million, or $1.37 per diluted share.  This compares to net income of $54.1 million, or $1.36 per diluted share, for the same period last year.

Year ended December 31, 2009 vs. December 31, 2008

	Year Ended December 31, (in thousands)
	2009		2008		Change
Revenue	$1,329,525		$1,401,911		$(72,386)
Gross profit	$157,822	11.9%	$142,170	10.1%	$15,652
Income from operations	$15,466	1.2%	$(83,517)	-6.0%	$98,983
Interest expense, net	$1,920	0.1%	$2,711	0.2%	$(791)
Income before income taxes	$13,546	1.0%	$(86,228)	-6.2%	$99,774
Net income (loss)	$54,099	4.1%	$(74,032)	-5.3%	$128,131

Revenue.  Revenue for the year ended December 31, 2009 was $1.3 billion compared to revenue of $1.4 billion for the year ended December 31, 2008.

Pharmacy Services revenue for the year ended December 31, 2009 was $1.2 billion compared to $1.3 billion for the same period in 2008, an $88.8 million, or 7.0%, decrease. This decrease was primarily due the termination of the CAP and the UHC HIV/Aids and solid organ transplant specialty pharmacy contracts and the impact of the industry-wide AWP settlement, partially offset by revenue generated under new contracts and drug inflation.  We also experienced revenue growth in our various specialty disease state management programs such as Oncology, Multiple Sclerosis, Iron Overload, and from our infusion business.

Infusion/Home Health Services revenue for the year ended December 31, 2009 was $148.2 million compared to $131.8 million for the same period in 2008, a $16.4 million, or 12.4%, increase. The increase in revenue was primarily due to new contracts and growth in patient volume under existing contracts.

Cost of Revenue and Gross Profit.  Cost of revenue for the year ended December 31, 2009 was $1.2 billion compared to $1.3 billion for the year ended December 31, 2008.  Gross margin was $157.8 million for the year ended December 31, 2009, compared to $142.2 million for the year ended December 31, 2008, an increase of $15.6 million, or 11.0%.  Gross margin as a percentage of revenue increased to 11.9% in 2009 from 10.1% in 2008.  The increase in gross margin percentage was primarily the result of the termination of the CAP and the UHC HIV/Aids and solid organ transplant specialty pharmacy contracts which reduced volume and increased the Pharmacy Services overall margin percentage.  In addition to a more favorable business mix, our supply chain management programs and reduced shipping costs also contributed to the increase of gross margin.

Selling, General and Administrative Expenses.  For the year ended December 31, 2009, selling, general and administrative expenses increased to $131.9 million, or 9.9% of total revenue, from $124.4 million, or 8.9% of total revenue, for the same period in 2008.  The increase in SG&A was due to several offsetting factors including the accrual of $4.3 million of management bonus expense as a result of meeting specified annual criteria, an increase in broker costs of $3.1 million related to the marketing of discount card programs as well as additional professional costs of approximately $1.8 million relating to the pending acquisition of CHS.  These additional costs were partially offset by continued cost control measures in our operating units and reduction in corporate overhead costs such as employee benefits.

Bad Debt Expense.  For the year ended December 31, 2009, we recorded bad debt expense of $8.6 million, or 0.6% of total revenue, an increase of $3.9 million, compared to $4.7 million or 0.3% of total revenue in 2008. The increase in bad debt expense was primarily a result of a reduction in 2009 recoveries of previously reserved amounts compared to the rate of bad debt recovery experienced in 2008, and an additional provision related to uncollected CAP receivables.

Acquisition and Integration Expenses.  During the year ended December 31, 2009, we recorded $1.8 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.  We did not have any acquisition related expenses in the same period in 2008.

Goodwill and Intangible Impairment.  There was no goodwill or other impairment charges in 2009.  Goodwill and other impairment charges in 2008 consisted of $90.0 million related to our Pharmacy Services segment and $3.9 million related to intangible assets, including customer lists and non-compete agreements.

Interest Expense, Net.  Net interest expense was $1.9 million, or 0.1% of total revenue, for the year ended December 31, 2009, compared to $2.7 million, or 0.2% of total revenue, for the year ended December 31, 2008. The decrease in interest expense was the result of a lower weighted average interest rate and a lower average daily debt balance.

Income Tax Benefit.  The income tax benefit was $40.6 million for the year ended December 31, 2009, compared to $12.2 million for the year ended December 31, 2008. The income tax benefit in 2009 was due to the reversal of the valuation allowance on deferred tax assets.

Net Income (Loss) and Income (Loss) Per Share. Net income was $54.1 million, or $1.36 per diluted share, for the year ended December 31, 2009, compared to a net loss of $74.0 million, or $1.93 per diluted share, for the same period in 2008.

Non-GAAP measures.  The following table reconciles GAAP Net (Loss) Income to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA.  Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan.  EBITDA is net income (loss) adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA excludes the loss on extinguishment of debt; acquisition, integration and severance expenses; restructuring expense; goodwill and intangible impairment; write-off of receivables related to the CAP contract and legal settlement expenses.

	Years Ended
	December 31,
	2010	2009	2008
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$43,460	$10,642	$10,062
Pharmacy Services	40,727	45,755	37,277
Total Segment Adjusted EBITDA	84,187	56,397	47,339

Corporate overhead	(35,006)	(30,705)	(25,996)

Consolidated Adjusted EBITDA	49,181	25,692	21,343

Interest expense, net	(27,647)	(1,920)	(2,711)
Loss on extinguishment of debt	(9,561)	-	-
Income tax (expense) benefit	(47,728)	40,553	12,196
Depreciation	(8,556)	(5,033)	(4,457)
Amortization of intangibles	(3,773)	-	(1,936)
Stock-based compensation expense	(3,320)	(3,419)	(3,790)
Acquisition, integration and severance expenses	(7,608)	(1,774)	-
Restructuring expense	(3,495)	-	-
Goodwill and intangible impairment	-	-	(93,882)
Bad debt expense related to contract termination	(2,742)	-	-
Legal settlement	(3,893)	-	(795)
Net (loss) income:	$(69,142)	$54,099	$(74,032)

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities totaled $21.4 million for the year ended December 31, 2010, compared to $22.7 million of cash provided by operating activities for the year ended December 31, 2009.  This $44.1 million decrease in cash provided by operating activities was primarily the result of an increase in working capital requirements of $27.8 million compared to the prior year.  Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to Plan Sponsors and accrued expenses and other liabilities.  Approximately $11.9 million of the increased working capital requirements related to receivables due to a delay in payment of $18.3 million (on a total balance of $46.4 million) from a major customer as of December 31, 2010.  As of March 10, 2011, $35.2 million of outstanding December 31, 2010 receivables have been collected from this customer.   There was a reduction of $14.6 million in accrued expenses and other liabilities, excluding liabilities acquired, mainly due to 2009 bonuses paid in 2010.  In addition to the increase in working capital requirements, cash provided by operations decreased due to an increase in interest paid on the Original Senior Secured Facility and Senior Unsecured Notes.

Net cash used in investing activities during the year ended December 31, 2010 was $108.6 million compared to $5.7 million for the same period in 2009.  This $103.8 million increase was primarily related to the acquisitions of CHS and DS Pharmacy.

Net cash provided by financing activities during the year ended December 31, 2010 was $130.0 million compared to $17.0 million of cash used during the same period in 2009.  This $148.0 million increase was primarily due to the issuance of the Original Senior Secured Facility, which was modified by the Amended and Restated Facility, and the Senior Unsecured Notes.  This increase was partially offset by the payoff of the long-term debt assumed in the CHS acquisition, the payoff of the prior line of credit and payment of financing costs related to the debt issuances.

      Net cash provided by operating activities totaled $22.7 million for the year ended December 31, 2009, compared to $8.7 million of cash used in operating activities for the year ended December 31, 2008.  This $31.4 million increase in cash provided by operating activities was primarily the result of an improved working capital of $27.4 million compared to the prior year.  Receivables generated $37.2 million due to collections on terminated contracts.   The timing of certain accrued expenses and other liabilities also positively impacted cash from operations by $8.9 million relating to bonuses earned in 2009 that were not earned in 2008. These improvements were partially offset by a reduction of $22.0 million in accounts payable relating to the timing of payments.

      Net cash used in investing activities in 2009 was $5.7 million compared to net cash used in investing activities of $7.5 million in 2008.  This $1.8 million decrease was a result of decreased spending on information technology infrastructure.

Net cash used in financing activities in 2009 was $17.0 million compared to $16.2 million net cash provided by financing activities in 2008.  The $33.2 million change was primarily due to a net reduction in our debt level during 2009.

At December 31, 2010, we had working capital of $50.1 million compared to $91.1 million at December 31, 2009.  The decrease was primarily due to an increase in the current portion of long-term debt as a result of the Revolving Credit Facility, defined below.  This decrease was partially offset by an increase in working capital from the operations of CHS and DS Pharmacy.  We also have made substantial information technology systems investments to improve efficiencies, internal controls and data reporting.  We believe that our cash on hand, together with funds available under the Revolving Credit Facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled debt repayments and other cash needs for at least the next twelve months.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the Revolving Credit Facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

Prior to March 25, 2010, we utilized an $85.0 million revolving credit facility with an affiliate of Healthcare Finance Group, Inc. (“HFG”).  On March 25, 2010, the outstanding balance of $27.0 million was paid in full.

On March 25, 2010, we entered into a credit agreement (the “Original Senior Secured Facility”) by and among the Company, as borrower and all of its subsidiaries and the lenders party thereto, Jefferies Finance LLC (“Jefferies”), Compass Bank, GE Capital Corporation, HFG and HFG Healthco-4, LLC. The Original Senior Secured Facility consisted of a $100.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility.

On December 28, 2010, the Original Senior Secured Facility was amended and restated (the “Amended and Restated Facility”),  among the Company, as borrower, and all of its subsidiaries and HFG. The Amended and Restated Facility consists of a $150.0 million senior secured revolving credit facility, (the “Revolving Credit Facility”) thereby terminating the term loan under the Original Senior Secured Facility and increasing the revolving credit facility under the Original Senior Secured Facility to $150.0 million.  We incurred a loss on extinguishment of debt of $9.6 million in connection with obtaining the Amended and Restated Facility.  The loss consists of the writeoff of deferred financing costs associated with the Original Senior Secured Facility and fees paid to the lender of the Amended and Restated Facility.

We entered into the Amended and Restated Facility in order to lower interest rates and associated cost of capital, relax financial covenants and reduce average borrowing levels since the revolving debt under the Amended and Restated Facility is paid down as the Company collects its receivables.   Management expects that the Amended and Restated Facility will reduce interest expense annually by $2.9 million assuming the same level of working capital requirements.

The Amended and Restated Facility matures on March 25, 2015. The initial borrowing under the Revolving Credit Facility was used to satisfy and replace the term loans outstanding under the Company’s Original Senior Secured Facility. The amount of borrowings which may be made under the Revolving Credit Facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the Revolving Credit Agreement exceeds the borrowing base then in effect, then we will be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolving Credit Facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swingline loans. Interest on advances under the Revolving Credit Facility is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The Revolving Credit Facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. At all times,  we must maintain a balance under the Revolving Credit Facility of not less than $30.0 million.

   Our obligations under the Amended and Restated Facility have been guaranteed by all of our subsidiaries and secured by first priority security interests in substantially all of the Company’s and subsidiary guarantors’ assets (including the capital stock of our subsidiaries). The Amended and Restated Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to minimum liquidity, minimum fixed charge coverage ratio and accounts receivable turnover. Negative covenants include limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  We are in compliance with all covenants as of December 31, 2010 and expect to maintain compliance in the future.

On March 25, 2010, in connection with the CHS acquisition, we entered into an amendment to our existing Prime Vendor Agreement (as amended, the “PVA”) with our primary drug wholesaler pursuant to which the wholesaler agreed to subordinate the liens in our inventory to liens granted under the Original Senior Secured Facility.  On June 17, 2010, we further amended the PVA to, among other things, add CHS and its subsidiaries to the PVA and to the liens granted by us to our primary drug wholesaler.

We also issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes (“Senior Unsecured Notes”) due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The notes bear interest at a rate of 10¼% per annum.  We pay interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our existing and future direct and indirect subsidiaries.  As of December 31, 2010, we did not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, were fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the Senior Unsecured Notes. As noted above, we and each of our guarantor subsidiaries are subject to restrictive covenants under the Revolving Credit Facility. The Revolving Credit Facility ranks senior in priority to each subsidiary’s guarantee of the notes and could restrict our ability to obtain funds from the guarantor subsidiaries.  As of December 31, 2010, the carrying amount of our Senior Unsecured Notes was $225.0 million, and the fair value of the Senior Unsecured Notes, based on current market rates for debt of the same risk and maturities, was estimated at $233.5 million.

On June 22, 2010, we filed an Offer to Exchange (the “Exchange Offer”) the original unregistered notes with new registered notes, as contemplated in the original note offering.  The Senior Unsecured Notes are substantially identical to the original notes except some of the transfer restrictions, registration rights and additional interest provision relating to the original notes do not apply.  On July 13, 2010, our planned registration of the notes became effective.  The Exchange Offer expired on August 12, 2010, and the new registered notes commenced trading publicly on August 16, 2010.

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

At December 31, 2010, we had Federal net operating loss carry forwards available to us of approximately $43.4 million, of which $0.5 million is subject to an annual limitation, all of which will begin expiring in 2012 and later.  We have post apportioned state net operating loss carry forwards remaining of approximately $76.1 million, the majority of which will begin expiring in 2017 and later.

In addition, we obtained, in the ordinary course of business, certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2010, there was $4.3 million of cash on deposit as collateral for these LCs.

The following table sets forth our contractual obligations affecting cash in the future as of December 31, 2010 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (1)	$415,847	$104,299	$46,125	$265,423	$-
Operating lease obligations	28,649	7,273	10,341	5,436	5,599
Capital lease obligations	245	125	116	4	-
Purchase commitment	24,336	24,336	-	-	-

Total	$469,077	$136,033	$56,582	$270,863	$5,599

(1) Includes principal and interest payments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2010, we had $225.1 million of long-term debt which is not subject to variable interest rates and $81.4 million of short term debt, of which $81.2 is subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under the Revolving Credit Facility, discussed in Item 6 of this Report.  A one percent increase in current market interest rates would have approximately $812,000 impact on our annual net interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

Management does not believe that our exposure to interest rate market risk is material at this time because the variable interest rate negotiated in the Revolving Credit Facility is subject to a rate floor which is above current market rates.  Market rates can increase and not cause an increase in our variable interest rate.  Our Revolving Credit Facility agreement provides for the use of interest rate swaps as a strategy to manage interest rate market risk.  We regularly assess the significance of interest rate market risk as part of our treasury operations and as circumstances change and will enter into interest rate swaps as appropriate.

At December 31, 2010, the carrying values of accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others approximate fair value due to their short-term nature.  Borrowings under our Revolving Credit Facility include debt with variable interest rates totaling $81.2 million at December 31, 2010.  We believe the carrying value of our long-term debt under our Revolving Credit Facility approximates fair market value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 15, 2011

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $16,421 and $11,504
at December 31, 2010 and December 31, 2009, respectively	193,722	149,703
Inventory	66,509	52,666
Deferred taxes	-	12,913
Prepaid expenses and other current assets	16,696	3,999
Total current assets	276,927	219,281
Property and equipment, net	23,919	15,454
Deferred taxes	-	26,793
Goodwill	324,141	24,498
Intangible assets, net	30,096	-
Deferred financing costs	5,062	-
Other non-current assets	3,841	1,194
Total assets	$663,986	$287,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$81,352	$30,389
Accounts payable	80,814	74,535
Claims payable	3,037	4,068
Amounts due to plan sponsors	19,781	4,938
Accrued expenses and other current liabilities	41,806	14,273
Total current liabilities	226,790	128,203
Long-term debt, net of current portion	225,117	-
Deferred taxes	9,140	-
Other non-current liabilities	2,838	3,224
Total liabilities	463,885	131,427
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued:
57,042,803 and 42,766,478, respectively; shares outstanding: 54,118,501 and
39,675,865, respectively	6	4
Treasury stock, shares at cost: 2,642,398 and 2,647,613, respectively	(10,496)	(10,367)
Additional paid-in capital	368,254	254,677
Accumulated deficit	(157,663)	(88,521)
Total stockholders' equity	200,101	155,793
Total liabilities and stockholders' equity	$663,986	$287,220

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended
	December 31,
	2010	2009	2008
Revenue	$1,638,623	$1,329,525	$1,401,911
Cost of revenue	1,378,206	1,171,703	1,259,741
Gross profit	260,417	157,822	142,170
Selling, general and administrative expenses	207,007	131,946	124,407
Bad debt expense	19,337	8,636	4,667
Acquisition and integration expenses	7,118	1,774	-
Restructuring expense	3,495	-	-
Amortization of intangibles	3,773	-	1,936
Goodwill and intangible impairment	-	-	93,882
Legal settlement	3,893	-	795
Income (loss) from operations	15,794	15,466	(83,517)
Interest expense, net	27,647	1,920	2,711
Loss on extinguishment of debt	9,561	-	-
(Loss) income before income taxes	(21,414)	13,546	(86,228)
Income tax expense (benefit)	47,728	(40,553)	(12,196)
Net (loss) income	$(69,142)	$54,099	$(74,032)
(Loss) income per common share:
Basic	$(1.37)	$1.39	$(1.93)
Diluted	$(1.37)	$1.36	$(1.93)
Weighted average common shares outstanding:
Basic	50,374	38,985	38,417
Diluted	50,374	39,737	38,417

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

			Additional		Total
	Common	Treasury	Paid-in	Accumulated	Stockholders'
	Stock	Stock	Capital	Deficit	Equity
Balance December 31, 2007	$4	$(9,399)	$244,186	$(68,588)	$166,203
Exercise of stock options	-	-	465	-	465
Surrender of stock to satisfy minimum
tax withholding	-	(889)	-	-	(889)
Compensation under employee stock
compensation plans	-	-	3,790	-	3,790
Net loss	-	-	-	(74,032)	(74,032)
Balance December 31, 2008	4	(10,288)	248,441	(142,620)	95,537
Exercise of stock options	-	-	3,015	-	3,015
Income tax shortfall from stock option plan	-	-	(158)	-	(158)
Surrender of stock to satisfy minimum
tax withholding	-	(119)	-	-	(119)
Issuance of treasury stock for restricted
stock vesting	-	40	(40)	-	-
Compensation under employee stock
compensation plans	-	-	3,419	-	3,419
Net income	-	-	-	54,099	54,099
Balance December 31, 2009	4	(10,367)	254,677	(88,521)	155,793
Exercise of employee stock compensation plans	-	-	4,116	-	4,116
Income tax shortfall from stock option plan	-	-	(596)	-	(596)
Surrender of stock to satisfy minimum
tax withholding	-	(129)	1	-	(128)
Compensation under stock-based
compensation plans	-	-	3,374	-	3,374
Equity consideration to former CHS owners	2	-	106,682	-	106,684
Net income	-	-	-	(69,142)	(69,142)
Balance December 31, 2010	$6	$(10,496)	$368,254	$(157,663)	$200,101

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended
	December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(69,142)	$54,099	$(74,032)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation	8,556	5,033	4,457
Amortization of intangibles	3,773	-	1,936
Goodwill and intangible impairment	-	-	93,882
Amortization of deferred financing costs	1,813	-	-
Change in deferred income tax	47,337	(40,517)	(12,221)
Excess tax benefits relating to employee stock compensation	-	(120)	-
Compensation under stock-based compensation plans	3,320	3,419	3,790
Loss on disposal of fixed assets	350	-	-
Loss on extinguishment of debt	9,561	-	-
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(4,321)	7,536	(29,680)
Inventory	(11,021)	(6,029)	(11,629)
Prepaid expenses and other assets	(9,907)	(1,237)	(1,923)
Accounts payable	2,944	(2,401)	19,594
Claims payable	(1,030)	(1,162)	66
Amounts due to plan sponsors	6,079	(708)	1,078
Accrued expenses and other liabilities	(9,731)	4,832	(4,064)
Net cash (used in) provided by operating activities	(21,419)	22,745	(8,746)
Cash flows from investing activities:
Purchases of property and equipment, net	(11,114)	(5,739)	(7,463)
Cash consideration paid to CHS, net of cash acquired	(92,464)	-	-
Cash consideration paid to DS Pharmacy	(4,969)	-	-
Net cash used in investing activities	(108,547)	(5,739)	(7,463)
Cash flows from financing activities:
Cash consideration paid for Option Health earn-out	(1,000)	-	-
Proceeds from new credit facility, net of fees paid to issuers	319,000	-	-
Borrowings on line of credit	407,277	1,331,000	1,409,003
Repayments on line of credit	(356,430)	(1,351,022)	(1,392,370)
Repayments of capital leases	(84)	-	-
Principal payments on CHS long-term debt, paid at closing	(128,952)	-	-
Principal payments on long-term debt	(100,000)	-	-
Repayment of note payable	(2,250)	-	-
Deferred and other financing costs	(11,583)	-	-
Excess tax benefits relating to employee stock compensation	-	120	-
Net proceeds from exercise of employee stock compensation plans	4,116	3,015	465
Surrender of stock to satisfy minimum tax withholding	(128)	(119)	(889)
Net cash provided by (used in) financing activities	129,966	(17,006)	16,209
Net change in cash and cash equivalents	-	-	-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	$-	$-	$-
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,116	$1,918	$4,011
Cash paid during the period for income taxes, net of refunds	$445	$741	$382

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services.  The Company’s services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs.

As a result of the Company’s acquisition of Critical Homecare Solutions Holdings, Inc. (including its subsidiaries, collectively “CHS”) on March 25, 2010 (see Note 3 - Acquisitions), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”).  Based on its review, the Company changed its operating and reportable segments from “Specialty Pharmacy Services” and “Traditional Pharmacy Services” to its new operating and reportable segments “Infusion/Home Health Services” and “Pharmacy Services”.  These two new operating and reportable segments reflect how the Company’s chief operating decision maker reviews the Company’s results in terms of allocating resources and assessing performance.  As a result, prior period disclosures reflect the change in operating and reportable segments.  Refer to Note 9 – Operating and Reportable Segments for more information.

The Infusion/Home Health Services operating and reportable segment consists of our legacy home infusion business combined with the home infusion and home health service businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and durable medical equipment.  Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services reported under this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating and reportable segment consists of our traditional and specialty pharmacy mail operations, community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  The DS Pharmacy Inc. ("DS Pharmacy") business, which was acquired in July 2010, is included in this segment.  These segment services are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

The Company’s platform provides nationwide service capabilities and the ability to deliver clinical management services that offers patients a high-touch, community-based and home-based care environment. The Company’s core services are provided in coordination with, and under the direction of the patient’s physician. The Company’s home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, the Company provides products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on the Company’s previously reported Consolidated Financial Statements.

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

Cash and Cash Equivalents

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

Receivables

Receivables include amounts due from government sources, such as Medicare and Medicaid programs, PBMs, Managed Care Organizations and other commercial insurance (“Plan Sponsors”); amounts due from patient co-payments; amounts due from pharmaceutical manufacturers for rebates; and service fees resulting from the distribution of certain drugs through retail pharmacies.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to customer receivable balances. The risk of collection varies based upon the product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor.  We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   The Company reviews the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table sets forth the aging of our December 31, 2010 and December 31, 2009 gross accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2010

	0 - 180 days	Over 180 days	Total
Government	$35,990	$5,000	$40,990
Commercial (1)	150,318	9,313	159,631
Patient	6,985	2,537	9,522
	$193,293	$16,850	210,143

Allowance for doubtful accounts			(16,421)

Total			$193,722

As of December 31, 2009

	0 - 180 days	Over 180 days	Total
Government	$27,266	$7,827	$35,093
Commercial (1)	106,130	11,388	117,518
Patient	5,751	2,845	8,596
	$139,147	$22,060	161,207

Allowance for doubtful accounts			(11,504)

Total			$149,703

(1) Commercial includes one pharmacy network agreement under which various Plan Sponsors are served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 24% and 17% of the Company's total accounts receivable balance as of December 31, 2010 and 2009, respectively.

Allowance for Contractual Discounts

We are reimbursed by Plan Sponsors for services we provide. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  We monitor revenue and receivables from Plan Sponsors on an account-specific basis and record an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a majority of our revenue are largely computerized, which enables  on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan  expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of our revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  We do not believe these changes in estimates are material.

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs and related supplies. Included in inventory is a reserve for expired inventory.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Computer hardware and software	3-5 years
Office equipment	3-5 years
Vehicles	5 years
Medical equipment	2-5 years
Furniture and fixtures	5-7 years

Leasehold improvements and leased assets under capital leases are depreciated using a straight-line basis over the related lease term or estimated useful life of the assets, whichever is less.  The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations.  Maintenance and repair costs are expensed as incurred.

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Depreciation of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors in the Pharmacy Services segment.

Rebates

Manufacturers’ rebates are part of both of the Company’s segments.  Rebates are generally volume-based incentives that are earned and recorded upon purchase.  Volume-based rebates are recorded as a reduction of both inventory and cost of goods sold.

The Pharmacy Services segment also includes rebates earned on the PBM portion of the business.  Rebates are recorded on historical PBM results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources.  Should actual results differ, adjustments will be recorded in future earnings when the adjustment becomes known.  In some instances, rebate payments are shared with the Company’s Plan Sponsors.  PBM rebates earned by the Company are recorded as a reduction of cost of goods sold.  PBM rebates shared with clients are recorded as a reduction of revenue consistent with the sales incentive provisions of ASC 605.

Revenue Recognition

The Company generates revenue principally through the sale of prescription drugs and nursing services.  Prescription drugs are dispensed either through a pharmacy participating in the Company’s pharmacy network or a pharmacy owned by the Company.  Fee-for-service agreements include: (i) pharmacy agreements, where we dispense prescription medications through the Company’s pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network as well as through the Company’s traditional mail service facility.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  The Company provides a variety of therapies to patients.  For infusion-related therapies, the Company frequently provides multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, the Company concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service.

Revenue generated under PBM agreements is classified as either gross or net based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore is the “primary obligor” as defined in ASC Topic 605, Revenue Recognition (“ASC 605”), the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require the Company to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, the Company does not have the primary obligation to pay the network pharmacy and assume credit risk, and as such, records only the administrative fees (and not the drug ingredient cost) as revenue.

In the Company’s Infusion/Home Health Services segment, the Company also recognizes nursing revenue as the estimated net realizable amounts from patients and Plan Sponsors for services rendered and products provided.  This revenue is recognized as the treatment plan is administered to the patient and is recorded at amounts estimated to be received under reimbursement or payment arrangements with payors.

Under the Medicare Prospective Payment System program, net revenue is recorded based on a reimbursement rate which varies based on the severity of the patient’s condition, service needs and certain other factors.  Revenue is recognized ratably over a 60-day episode period and is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Medicare cash receipts under the prospective payment system are initially recognized as deferred revenue and are subsequently recognized as revenue over the 60-day episode period.  The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, the appropriateness of the clinical assessment of each patient at the time of certification, and the level of adjustments to the fixed reimbursement rate relating to patients who receive a limited number of visits, have significant changes in condition or are subject to certain other factors during the episode.

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

Intangible Assets

The Company amortizes intangible assets with a finite useful life over its estimated useful life, and an intangible asset with an indefinite useful life is not amortized.  Trademarks, trade names, customer relationships and license and marketing related intangibles are amortized on a straight line basis, which approximates the benefit provided by the utilization of the assets.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2010, the Company has two stock-based employee compensation plans  pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), restricted stock, performance units and performance share awards may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

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

 Income (Loss) Per Share

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands, except for per share amounts):

	Year Ended
	December 31,
	2010	2009	2008
Numerator:
Net (loss) income	$(69,142)	$54,099	$(74,032)
Denominator - Basic:
Weighted average number of common shares outstanding	50,374	38,985	38,417
Basic (loss) income per common share	$(1.37)	$1.39	$(1.93)
Denominator - Diluted:
Weighted average number of common shares outstanding	50,374	38,985	38,417
Common share equivalents of outstanding stock options and restricted awards	-	752	-
Total diluted shares outstanding	50,374	39,737	38,417
Diluted (loss) income per common share	$(1.37)	$1.36	$(1.93)

The computation of basic and diluted shares for the year ended December 31, 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of CHS on March 25, 2010.  The computation of diluted shares for the year ended December 31, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS as well as 5.0 million of other common stock equivalents as their inclusion would be anti-dilutive.

Employee stock options and restricted stock awards of 3.7 million and 4.0 million were excluded from the diluted share calculation for the years ended December 31, 2009 and 2008, respectively, because their effect would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require that an allocation of selling price among deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. The Company plans to adopt ASU 2009-13 on January 1, 2011.  The adoption of this statement is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 – ACQUISITIONS

Critical Homecare Solutions Holdings, Inc.

On March 25, 2010, the Company acquired 100 percent of CHS, a leading provider of comprehensive home infusion and home health services to patients suffering from acute and chronic conditions.  CHS’ home infusion business provides for the dispensing and administration of infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients principally in the home.  Its home nursing service operations provide nursing and therapy visits as well as private duty nursing services to patients in the home.  The Company’s acquisition of CHS added 35 infusion pharmacies servicing 22 states, including 16 ambulatory treatment centers, and 33 nursing locations to the Company’s existing platform.

Consideration

The following table sets forth the consideration transferred in connection with the acquisition of CHS and the aggregate purchase price allocation as of March 25, 2010 (in thousands):

Fair value of equity consideration:
BioScrip common stock issued (13.1 million shares)	$91,614
BioScrip warrants issued (3.4 million warrants)	12,268
Rollover options (716,086 options)	2,802
Cash paid to CHS stockholders	99,626
Total consideration conveyed to CHS stockholders	$206,310

Cash paid for merger related expenses incurred by CHS	14,566
Assumption and repayment of CHS debt	128,952
Total amounts paid to execute the merger of CHS	$349,828

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of CHS (in thousands):

Cash and cash equivalents	$7,162
Receivables	38,289
Deferred taxes	6,228
Other current assets	4,993
Property and equipment	6,462
Other assets	2,778
Total assets acquired		65,912
Accounts payable	(3,334)
Notes payable	(2,250)
Amounts due to plan sponsors	(8,763)
Accrued expenses and other current liabilities	(34,002)
Deferred tax liabilities	(7,144)
Total liabilities assumed		(55,493)
Tangible assets acquired, net		$10,419
Intangible assets acquired		25,200
Debt assumed		(128,952)
Goodwill		299,643
Total consideration conveyed to CHS stockholders		$206,310

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill.  The value of goodwill represents the value the Company expects to be created by combining the various operations of CHS with the Company’s operations, including the ability to cross-sell their respective services on a national basis with an expanded footprint in home infusion.  The CHS acquisition is included in the Company’s Infusion/Home Health Services segment. Of the goodwill recorded in the CHS acquisition, $21.1 million is deductible for tax purposes.

In accordance with ASC Topic 805, Business Combinations (“ASC 805”), the allocation of the purchase price in connection with the acquisition of CHS is subject to adjustment during the measurement period after the closing date (March 25, 2010) to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Refer to Note 4 – Goodwill and Intangible Assets for changes in the carrying value of goodwill.

 Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value

Trademarks/trade names	various	$8,400
Infusion customer relationships	3 years	7,200
Certificates of need	indefinite	9,600
		$25,200

Impact of Acquisition on Financials

The Company has consolidated the results of CHS with its own financial results for the period from March 26, 2010 through December 31, 2010.  The impact of the inclusion of CHS’ operating results from March 26, 2010 through December 31, 2010 with the Company’s Consolidated Statements of Operations for the year ended December 31, 2010 includes $207.2 million of revenue, $95.6 million of gross profit and $27.1 million of income from operations.  Income from operations for CHS does not include the allocation of corporate expenses that were previously incurred by CHS and have since been transferred to BioScrip corporate expenses as part of the integration.

During the years ended December 31, 2010 and 2009, the Company incurred $6.4 million and $1.8 million of acquisition related costs, respectively.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.  The costs were recognized in the acquisition and integration expenses line of the Consolidated Statements of Operations.

The Company included the operating results of CHS in its consolidated statements of operations beginning on March 26, 2010.  The following table sets forth the unaudited pro forma combined results of operations as if the acquisition had occurred on the same terms as of January 1, 2010 and 2009.   Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expects to realize as a result of the acquisition of CHS or estimates of charges related to the integration activity. The pro forma results for the years ended December 31, 2010 and 2009 include $6.4 million and $1.8 million of acquisition related costs incurred by the Company, respectively.  Amounts are in thousands, except for earnings per share.

	Years Ended December 31,
	2010	2009

Revenue	$1,699,402	$1,583,592
Net income	$(66,785)	$53,542
Basic income per common share	$(1.25)	$1.03
Diluted income per common share	$(1.25)	$1.01

DS Pharmacy, Inc.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide marketing services.  The agreements also allow customers to order from the Company through the drugstore.com website.  The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash which is expected to range between $3.7 and $4.5 million based on the results of operations during the twelve month period post-closing.  The Company has accrued a liability to DS Pharmacy of $4.2 million to account for the estimated fair value of the earn-out payment liability as of December 31, 2010.

During the year ended December 31, 2010, the Company incurred $0.7 million of integration related costs.  These costs were primarily related to overtime and temporary wage costs incurred to secure prescriptions, verify insurance and enter customer information into the system as part of the DS Pharmacy acquisition and integration.  The costs were recognized in the acquisition and integration expenses line of the Consolidated Statements of Operations.

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of DS Pharmacy (in thousands):

Inventory	$469
Property and equipment	76
Tangible assets acquired		$545
Intangible assets acquired		8,669
Total assets and total consideration		$9,214

In accordance with ASC 805, the allocation of the purchase price in connection with the acquisition of DS Pharmacy is subject to adjustment during the measurement period after the closing date (July 29, 2010) to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

 Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value

Customer list	6 months	$270
Transitional services contract	1 year	1,040
License and marketing related intangibles	6 years	7,359
		$8,669

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350 in accounting for its goodwill and other intangibles assets.  Under ASC 350, goodwill is not amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test.

There were no impairment losses related to goodwill or intangible assets recognized during the years ended December 31, 2010 and 2009.

During 2008, the Company recognized impairment charges in its Pharmacy Services segment of $90.0 million related to goodwill.  The Company recognized $3.9 million related to intangible assets, such as customer lists and non-compete agreements, related to both the Pharmacy Services and Infusion/Home Health Services segments.  The goodwill impairment charges related primarily to certain acquisitions in the years 2000 through 2006.

The changes in the carrying amount of goodwill by operating and reportable segment for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Infusion / Home	Pharmacy
	Health Services	Services	Total
Balance as of December 31, 2008	$-	$24,498	$24,498
Balance as of December 31, 2009	-	24,498	24,498
Preliminary goodwill valued as of the date of the CHS acquisition	304,185	-	304,185
Adjustments to preliminary goodwill related to CHS acquisition	(4,542)	-	(4,542)
Balance as of December 31, 2010	$299,643	$24,498	$324,141

During the year ended December 31, 2010, the Company adjusted the fair value of assets acquired and liabilities assumed in the acquisition of CHS.  This resulted in an increase in accounts receivable of $1.5 million, an increase in other current assets of $0.2 million, a decrease in property and equipment of $0.6 million, a decrease in other assets of $1.2 million, an increase in amounts due to Plan Sponsors of $0.5 million, an increase in accounts payable of $0.2 million, an increase in accrued expenses and other liabilities of $1.0 million and a decrease in net deferred tax liabilities of $6.4 million.  As a result of the increase in the value of identifiable net assets, the portion of the purchase price allocated to goodwill was reduced.

The Company had no intangible assets as of December 31, 2009.  The following schedule shows the balance of intangible assets as of December 31, 2010 (in thousands):

		December 31, 2010
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$-	$9,600
Nursing trademarks	indefinite	5,800	-	5,800
		15,400	-	15,400

Definite Lived Assets
Customer list	6 months	270	(236)	34
Transitional services contract	1 year	1,040	(484)	556
Infusion trademarks	3 years	2,600	(669)	1,931
Infusion customer relationships	3 years	7,200	(1,853)	5,347
License and marketing related intangibles	6 years	7,359	(531)	6,828
		18,469	(3,773)	14,696

		$33,869	$(3,773)	$30,096

Total amortization of intangible assets was $3.8 million, $0 and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The estimated amortization expense is expected to be the following (in thousands):

2011	$5,072
2012	4,502
2013	1,953
2014	1,227
2015	1,227
2016 and thereafter	715
Total	$14,696

NOTE 5 — RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business.  This assessment focused on revenue opportunities and corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $3.5 million during the year ended December 31, 2010.  Restructuring expenses in 2010 consisted of approximately $2.3 million related to employee severance and other benefit-related costs and $1.2 million of third-party consulting costs associated with the strategic assessment.  The Company anticipates there will be additional restructuring expenses during 2011 as a result of the strategic assessment.

The restructuring costs are included in restructuring expense on the Consolidated Statements of Operations.  As of December 31, 2010, there is a restructuring accrual of $3.8 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.  The restructuring accrual consists of the following (in thousands):

	Employee Severance	Consulting
	and Other Benefits	Costs	Total
Liability balance as of December 31, 2009	$-	$-	$-
Expenses (A)	3,528	1,167	4,695
Cash distributions	(141)	(734)	(875)
Liability balance as of December 31, 2010	$3,387	$433	$3,820

(A) Employee severance and other benefits expense does not include $1,200 of employee benefits forfeited upon termination. Restructuring expense in 2010 per the Consolidated Statements of Income of $3,495 is a net of the $4,695 per the table above and the $1,200 of employee benefits forfeited upon termination.

NOTE 6 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Computer and office equipment, including equipment
acquired under capital leases	$26,911	$22,441
Vehicles	1,357	-
Medical equipment	12,663	626
Work in progress	2,984	971
Furniture and fixtures	3,829	2,998
Leasehold improvements	11,998	9,818
	59,742	36,854
Less: Accumulated depreciation	(35,823)	(21,400)
Property and equipment, net	$23,919	$15,454

The increase in vehicles and medical equipment is a result of the assets which were acquired as part of the CHS acquisition.

Work in progress for 2010 and 2009 includes $2.5 million and $0.7 million, respectively, of costs capitalized for internal use software.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2010, 2009 and 2008 was $8.6 million, $5.0 million and $4.5 million, respectively.  Depreciation expense for the years ended December 31, 2010 and 2009 includes $2.6 million and $0.9 million, respectively, related to capitalized computer software costs for internal use.  Prior to 2009, no significant cost of software developed for internal use was depreciated.

NOTE 7 – DEBT

As of December 31, 2010 the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$81,236
Senior unsecured notes	225,000
Capital leases	233
306,469
Less - obligations maturing within one year	81,352
Long term debt - net of current portion	$225,117

In order to finance the acquisition of CHS, the Company entered into a new $150.0 million senior credit facility and issued $225.0 million of unsecured notes.  The Company simultaneously paid off its prior revolving credit facility and also assumed and paid off the debt of CHS.  On December 28, 2010, the Company entered into an amended and restated credit agreement.  The terms of the debt are discussed below.

Senior Secured Facility

On March 25, 2010, the Company entered into a credit agreement (the “Original Senior Secured Facility”) by and among the Company and all of its subsidiaries and the lenders party thereto, Jefferies Finance LLC (“Jefferies”), Compass Bank, GE Capital Corporation, Healthcare Finance Group, LLC (“HFG”), HFG Healthco-4, LLC The Original Senior Secured Facility consisted of a $100.0 million senior secured term loan facility and a $50.0 million senior secured revolving credit facility.

On December 28, 2010, the Original Senior Secured Facility was amended and restated (the “Amended and Restated Facility”), among the Company and all of its subsidiaries and HFG. The Amended and Restated Facility consists of a $150.0 million senior secured revolving credit facility, (the “Revolving Credit Facility”) thereby terminating the term loan under the Original Senior Secured Facility and increasing the revolving credit facility under the Original Senior Secured Facility to $150.0 million.  The Company incurred a loss on extinguishment of debt of $9.6 million in connection with obtaining the Amended and Restated Facility.  The loss consists of the writeoff of deferred financing costs associated with the Original Senior Secured Facility and fees paid to the lender of the Amended and Restated Facility.

The Amended and Restated Facility matures on March 25, 2015. The initial borrowing under the Revolving Credit Facility was used to satisfy and replace the term loans outstanding under the Company’s Original Senior Secured Facility. The amount of borrowings which may be made under the Revolving Credit Facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the Revolving Credit Agreement exceeds the borrowing base then in effect, then the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. The Revolving Credit Facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swingline loans. Interest on advances under the Revolving Credit Facility is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The Revolving Credit Facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. At all times, the Company must maintain a balance under the Revolving Credit Facility of not less than $30.0 million.

   The Company’s obligations under the Amended and Restated Facility have been guaranteed by the Company’s subsidiaries and secured by first priority security interests in substantially all of the Company’s and subsidiary guarantors’ assets (including the capital stock of our subsidiaries). The Amended and Restated Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to minimum liquidity, minimum fixed charge coverage ratio and accounts receivable turnover. Negative covenants include limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control.  We are in compliance with all covenants as of December 31, 2010.

Senior Unsecured Notes

In connection with the acquisition of CHS, on March 25, 2010, the Company also issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes (“Senior Unsecured Notes”) due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933.  The Company pays interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year.  These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future direct and indirect subsidiaries.  As of December 31, 2010, the Company did not have any independent assets or operations and, as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, were fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the Senior Unsecured Notes. As noted above, the Company and each of its guarantor subsidiaries are subject to restrictive covenants under the Revolving Credit Facility. The Revolving Credit Facility ranks senior in priority to each subsidiary’s guarantee of the notes and could restrict the Company’s ability to obtain funds from the guarantor subsidiaries.  As of December 31, 2010, the carrying amount of the Company’s Senior Unsecured Notes was $225.0 million, and the fair value of the long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $233.5 million.

On June 22, 2010, the Company filed an Offer to Exchange (the “Exchange Offer”) the original unregistered notes with new registered notes, as contemplated in the original note offering.  The Senior Unsecured Notes are substantially identical to the original notes except some of the transfer restrictions, registration rights and additional interest provision relating to the original notes do not apply.  On July 13, 2010, the Company’s planned registration of the notes became effective.  The Exchange Offer expired on August 12, 2010, and the new registered notes commenced trading publicly on August 16, 2010.

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

Prior Credit Facility

Prior to March 25, 2010, the Company utilized an $85.0 million revolving credit facility with an affiliate of Healthcare Finance Group, Inc.  On March 25, 2010 the outstanding balance of $27.0 million was paid in full.

Debt Issuance Costs and Other Fees

Jefferies was engaged as an investment banker to provide both advisory services in structuring the acquisition, as well as providing the necessary financing on an interim basis (“bridge loan financing”).  Total debt issuance costs related to the Original Senior Secured Facility and Senior Unsecured Notes were $8.9 million.  Fees paid to Jefferies also included $6.0 million related to the Original Senior Secured Facility which were paid to the debt issuers, including Jefferies as a minority issuer.  These fees were recorded as a reduction of principal and were to accrete annually proportionate to the amounts repaid.  Debt issuance costs and fees paid to Jefferies of $7.0 million and HFG of $2.6 million were written off in December 2010 when the agreement was amended and restated.  The remaining deferred financing costs related to the Senior Unsecured Notes will be amortized over their term. Additional fees paid to Jefferies and expensed in March 2010 included $3.0 million in transaction advisory fees and $2.3 million related to the bridge loan financing availability in the event the notes did not sell prior to the closing date of the acquisition.

Note Payable

In June 2009, CHS issued a $2.25 million 8% note due on December 31, 2010 to partially finance the acquisition of Option Health, Ltd., which was assumed by the Company in connection with the CHS acquisition.  In August 2010, the Company paid the note in full.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 31, 2009, Professional Home Care Services, Inc., or PHCS, which is one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $2.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the Merger Agreement, subject to certain limits, the Former CHS Stockholders agreed to indemnify the Company  in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.  As of December 31, 2010, no liability or indemnification reimbursement has been accrued in the financial statements as a loss is not considered probable.

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of the Companys, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that the Company and the other defendants’ actions are responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by the Company. The complaint asserts various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint seeks unspecified money damages, including punitive damages. The court granted the Company’s motion for summary judgment and the plaintiffs filed a timely appeal.  The appeal is currently pending before the 10th Circuit Court of Appeals in Denver, Colorado.  The Company continues to defend against this matter vigorously.  As of December 31, 2010, no liability has been accrued in the financial statements as a loss is not probable.

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

The Company is presently responding to several subpoenas and requests for information from governmental agencies, including one from the United States Attorney’s Office in Minneapolis, MN. The Company cannot predict with certainty what the outcome of any of the foregoing might be. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more of existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company’s Consolidated Financial Statements.  Violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company’s Consolidated Financial Statements.

During 2010, the Company incurred approximately $0.9 million of expenses in responding to subpoenas and requests for information from governmental agencies, and the Company expects to continue to incur these expenses in the future. While these expenses have not been material to the Company’s financial performance or condition, there is no assurance that these expenses will not increase.  The Company is not able to predict the outcome of these investigations, which could result in damage claims, fines or monetary settlements that may be material to the Company’s financial performance in the reporting period in which they occur.

Operating Leases

The Company leases its facilities and certain equipment under various operating leases with third parties. The majority of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule.

As of December 31, 2010, future minimum lease payments under operating leases are as follows (in thousands):

2011	$7,273
2012	5,985
2013	4,356
2014	3,055
2015	2,381
2016 and thereafter	5,599
Total	$28,649

Rent expense for leased facilities and equipment was approximately $8.3 million, $5.1 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

In addition, in the ordinary course of business, the Company obtained certain letters of credit (“LC”) from commercial banks in favor of various parties.  At December 31, 2010, there was $4.3 on deposit as collateral for these LCs, which are recorded in prepaid expenses and other current assets.

Purchase Commitments

As of December 31, 2010, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $24.3 million in 2011.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 9 — OPERATING AND REPORTABLE SEGMENTS

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

The Infusion/Home Health Services operating and reportable segment consists of our legacy home infusion business combined with the home infusion and home health service businesses obtained in the CHS acquisition.  The infusion services provided in this segment includes home infusion therapy, respiratory therapy and DME.  Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Through the home health services reported under this segment, we provide skilled nursing and therapy visits, private duty nursing services, rehabilitation services, hospice and medical social services to patients primarily in their home.

The Pharmacy Services operating and reportable segment consists of our traditional and specialty pharmacy mail operations, community pharmacies, prescription discount card programs and integrated pharmacy benefit management (“PBM”) services.  The DS Pharmacy business is included in this segment.  These segment services are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on net (loss) income adjusted for net interest (expense) benefit, income tax expense, depreciation, amortization and stock-based compensation expense (“Segment Adjusted EBITDA”) and prior to the allocation of corporate expenses.  Segment Adjusted EBITDA excludes the loss on extinguishment of debt; acquisition, integration and severance expenses; restructuring expense; goodwill and intangible impairment; write-off of receivables related to the CAP contract and legal settlement expenses.  The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Years Ended
	December 31,
	2010	2009	2008
Results of Operations:
Revenue:
Infusion/Home Health Services	$377,215	$148,220	$131,828
Pharmacy Services	1,261,408	1,181,305	1,270,083
Total	$1,638,623	$1,329,525	$1,401,911

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$43,460	$10,642	$10,062
Pharmacy Services	40,727	45,755	37,277
Total Segment Adjusted EBITDA	84,187	56,397	47,339

Corporate overhead	(35,006)	(30,705)	(25,996)

Interest expense, net	(27,647)	(1,920)	(2,711)
Loss on extinguishment of debt	(9,561)	-	-
Income tax (expense) benefit	(47,728)	40,553	12,196
Depreciation	(8,556)	(5,033)	(4,457)
Amortization of intangibles	(3,773)	-	(1,936)
Stock-based compensation expense	(3,320)	(3,419)	(3,790)
Acquisition, integration and severance expenses	(7,608)	(1,774)	-
Restructuring expense	(3,495)	-	-
Goodwill and intangible impairment	-	-	(93,882)
Bad debt expense related to contract termination	(2,742)	-	-
Legal settlement	(3,893)	-	(795)
Net (loss) income:	$(69,142)	$54,099	$(74,032)

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$3,772	$343	$572
Pharmacy Services	4,833	3,501	5,215
Corporate unallocated	2,509	1,895	1,676
Total	$11,114	$5,739	$7,463
Depreciation Expense:
Infusion/Home Health Services	$3,464	$1,185	$960
Pharmacy Services	4,014	2,852	2,433
Corporate unallocated	1,078	996	1,064
Total	$8,556	$5,033	$4,457
Total Assets
Infusion/Home Health Services	$442,496	$56,399	$54,284
Pharmacy Services	145,650	135,698	122,976
Corporate unallocated	75,840	95,123	69,697
Total	$663,986	$287,220	$246,957
Goodwill
Infusion/Home Health Services	$299,643	$-	$-
Pharmacy Services	24,498	24,498	24,498
Total	$324,141	$24,498	$24,498

NOTE 10 – CONCENTRATION OF CREDIT RISK

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various Plan Sponsors are served accounted for, in the aggregate, approximately 13%, 14% and 13% of revenue during the years ended December 31, 2010, 2009 and 2008, respectively, and 24% and 17% of accounts receivable as of December 31, 2010 and 2009, respectively.

NOTE 11 – CONCENTRATION OF SUPPLIER RISK

The Company purchases the vast majority of all of our prescription products to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from AmerisourceBergen Drug Corporation (“ABDC”).  Under the prime vendor agreement, we participate in ABDC’s PRxO Generics™ Program and purchase from ABDC a specified percentage of our requirements for generic pharmaceuticals.

NOTE 12 — INCOME TAXES

The Company’s Federal and state income tax expense (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current
Federal	$299	$(319)	$(18)
State	92	283	43
Total Current	391	(36)	25
Deferred
Federal	42,268	(36,764)	(10,660)
State	5,069	(3,753)	(1,561)
Total deferred	47,337	(40,517)	(12,221)
Total income tax expense (benefit)	$47,728	$(40,553)	$(12,196)

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Reserves not currently deductible	$13,362	$7,131
Net operating loss carryforwards	15,283	3,595
Goodwill and intangibles (tax deductible)	19,954	19,611
Accrued expenses	1,736	2,117
Stock based compensation	4,131	3,342
Property basis differences	7	2,025
Other	1,723	1,885
Subtotal deferred tax assets	56,196	39,706
Deferred tax liabilities:
Indefinite-lived goodwill and intangibles	(9,140)	-
Less: valuation allowance	(56,196)	-
Net deferred tax (liability) asset	$(9,140)	$39,706

The Company continually assesses its ability to realize the benefit of its deferred tax assets.  In the fourth quarter of 2010, a valuation allowance on deferred tax assets was recorded.  Based upon an evaluation of positive and negative evidence, the Company concluded that an additional valuation allowance in the amount of $54.0 million was required.  In establishing the valuation allowance, the Company considered its cumulative loss position, its increased operating loss generated in 2010 and utilization of all available carry back claims.

During the fourth quarter of 2009, based upon a similar evaluation of positive and negative evidence, the Company concluded that the valuation allowance in the amount of $44.8 million was no longer required.  As part of its analysis, the Company evaluated, among other factors, its recent history of generating taxable income, the underlying factors which resulted in the goodwill impairment charge that was incurred during the fourth quarter of 2008, and its near-term forecast of future taxable income.  After considering these factors, the Company concluded that a reversal of the valuation allowance was appropriate.  Accordingly, the Company recognized a tax benefit of $44.8 million during the 2009.

At December 31, 2010, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $43.4 million, of which $0.5 million is subject to an annual limitation, which will begin expiring in 2012 and later.  However, 90% of the NOL carry forwards do not expire until 2026 or later.  Of the Company’s $43.4 million Federal NOLs, $10.6 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $76.1 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2010	2009	2008
Tax (benefit) provision at statutory rate	$(7,495)	$4,566	$(29,310)
State tax (benefit) provision, net of Federal taxes	(676)	633	(2,616)
Non-deductible transaction costs	725	-	-
Non-deductible goodwill	-	-	1,687
Change in tax contingencies	552	(216)	(360)
Valuation allowance changes affecting income tax expense	53,982	(44,839)	18,245
Change in deferred tax rate	185	(992)	-
Other	455	295	158
Income tax expense (benefit)	$47,728	$(40,553)	$(12,196)

As of December 31, 2010, the Company had $2.9 million of total gross unrecognized tax benefits, all of which, if recognized, would favorably affect its effective income tax rate in future periods.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits balance at January 1,	$1,948	$2,287	$2,940
Gross increases for tax positions of prior years	212	-	-
Gross decreases for tax positions of prior years	-	-	(239)
Gross increases for tax positions taken in current year	1,121	-	-
Settlements with taxing authorities	-	-	(46)
Lapse of statute of limitations	(412)	(339)	(368)
Unrecognized tax benefits balance at December 31,	$2,869	$1,948	$2,287

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of operations.  As of December 31, 2010 and December 31, 2009, the Company had approximately $0.5 million and $0.5 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2010, U.S. tax returns for 2007, 2008, 2009 and 2010 remain subject to examination by Federal tax authorities.  Tax returns for the years 2006 through 2010 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 13 — TREASURY STOCK

During 2010, 2009 and 2008 31,467, 24,995 and 187,544 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The Company holds a total of 2,642,398 shares of treasury stock acquired at December 31, 2010, under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

NOTE 14 — WARRANTS

In March 2010, in connection with the acquisition of CHS, the Company issued 3.4 million of warrants exercisable for BioScrip common stock.  The warrants have a five year term with an exercise price of $10.00 per share. They are exercisable at any time prior to the expiration date.  The warrants also contain provisions whereby the number of shares to be issued upon exercise of the warrants will be increased if the Company were to execute certain dilutive transactions such as stock splits, stock dividends or the issuance of shares below 90% of market value at the time of issuance.  The Company has determined that the warrants meet the conditions for equity classification in accordance with GAAP. Therefore, these warrants were classified as equity and included in Additional Paid-in Capital.

As of December 31, 2010, 3.4 million warrants are outstanding, and none have been exercised.

The fair value of the warrants of $12.3 million was calculated using the Black-Scholes model.  The Black-Scholes model used the following assumptions: volatility of 62%, risk free interest rate of 2.63%, dividend yield of 0% and expected term of five years.  In addition, there was a discount applied for lack of marketability of 13.5%.  This discount is considered appropriate because the warrants were not registered under the Securities Act of 1933, and the shares issued upon exercise of the warrants will be unregistered shares subject to transfer restrictions.

NOTE 15 — STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan, as amended (the “2008 Plan”) the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, performance shares and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.

On June 10, 2010, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.  As of December 31, 2010, there were 2,196,698 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (the “BioScrip/CHS Plan”).  There were 13,000,000 shares of CHS common stock originally authorized for issuance under the CHS 2006 Equity Incentive Plan, which were converted into 3,106,315 shares of BioScrip common stock, and adjusted using an exchange ratio defined by the merger agreement.  Upon adoption by the Company, the Board of Directors amended the BioScrip/CHS Plan to have substantially the same terms and provisions as the 2008 Plan.

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options.  These rollover options were issued to the top five executives of CHS, and otherwise remain subject to the term of the BioScrip/CHS Plan, as amended, and were 100% vested on the date of conversion.  Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to rollover options that expire before all or any part of the shares subject to such options have been purchased as a result of the exercise of such options shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip, or an affiliate or subsidiary of BioScrip, prior to such acquisition.  As of December 31, 2010, there were 2,300,683 shares that remained available under the Bioscrip/CHS Plan.

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

The Company recognized compensation expense related to stock options of $3.3 million, $2.2 million and $2.1 million, in the years ended December 31, 2010, 2009 and 2008, respectively.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	2010	2009	2008
Expected volatility	63.4%	66.4%	51.4%
Risk-free interest rate	3.35%	2.99%	3.86%
Expected life of options	5.7 years	5.6 years	5.7 years
Dividend rate	-	-	-
Fair value of options	$4.09	$1.70	$3.46

Stock option activity through December 31, 2010 is as follows:

		Weighted	Aggregate	Weighted Average
		Average	Intrinsic Value	Remaining
	Options	Exercise Price	(thousands)	Contractual Life
Balance, December 31, 2009	6,050,057	$5.83	$19,014.1	6.2 years
Granted	1,722,250	6.93
Rollover	716,086	4.73
Exercised	(1,143,412)	3.63
Forfeited	(301,762)	4.82
Expired	(310,772)	7.50
Balance, December 31, 2010	6,732,447	$6.34	$5,091.6	5.4 years
Outstanding options less expected
forfeitures at December 31, 2010	6,064,571	$6.41	$4,537.7	5.2 years
Exercisable at December 31, 2010	4,019,142	$6.89	$2,616.8	3.7 years

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2010, 2009 and 2008 was $4.09, $1.70 and $3.46, respectively. The total intrinsic value of options exercised during the years December 31, 2010, 2009, and 2008, was $3.1 million, $3.0 million and $0.1 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $4.1 million, $3.0 million and $0.2 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2010 expire on various dates ranging from January 2011 through December 2020. The following table outlines our outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Outstanding	Exercise	Remaining	Options	Exercise
Range of Option Exercise Price	Options	Price	Contractual Life	Exercisable	Price
$1.50 - $4.69	2,125,313	$2.83	6.07 years	1,084,110	$2.82
$5.29 - $7.03	2,566,453	6.48	6.01 years	1,416,017	6.39
$7.09 - $9.56	1,472,454	8.07	5.26 years	950,788	7.84
$9.87 - $12.20	341,560	12.03	0.93 years	341,560	12.03
$16.50 - $17.80	226,667	17.71	0.95 years	226,667	17.71
	6,732,447	$6.34	5.44 years	4,019,142	$6.89

As of December 31, 2009 and 2008, the exercisable portion of outstanding options was approximately 3.6 million shares and approximately 4.2 million shares, respectively.

Stock option activity for non-vested shares through December 31, 2010 is as follows:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Balance, December 31, 2009	2,460,306	$2.07
Granted	1,722,250	4.09
Vested	(940,759)	2.25
Exercised	(220,139)	1.67
Forfeited and expired	(308,353)	2.76
Balance, December 31, 2010	2,713,305	$3.24

As of December 31, 2010 there was $8.4 million of unrecognized compensation expense related to unvested option grants.  That expense is expected to be recognized over a weighted-average period of two years.

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

The Company recognized nominal compensation expense related to restricted stock awards in 2010.  The Company recognized compensation expense related to restricted stock awards of $1.2 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Restricted stock award activity through December 31, 2010 is as follows:

		Weighted Average	Weighted Average
	Restricted	Award	Remaining
	Stock	Date Fair Value	Recognition Period
Balance December 31, 2009	745,760	$3.24	1.1 years
Granted	80,000	$6.65
Awards Vested	(203,081)	$2.33
Canceled	(48,089)	$4.86
Balance December 31, 2010	574,590	$3.90	0.6 years

As of December 31, 2010, there was $0.3 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 0.6 years. The total grant date fair market value of awards vested during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.6 million and $1.1 million, respectively.  The total intrinsic value of restricted stock awards vested during the years December 31, 2010, 2009 and 2008 was $1.5 million, $0.5 million and $2.3 million, respectively.

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

Stock Appreciation Rights

On December 31, 2010, the Company granted the newly named CEO a cash-based phantom stock appreciation right (the “SAR”), which is independent of the Company’s 2008 Equity Incentive Plan, with respect to 200,000 shares of the Company’s common stock, par value $.0001 per share, at a grant price equal to $5.70.  The SAR will vest in three equal annual installments and will fully vest in connection with a Change of Control (as defined in the grantee’s employment agreement). This SAR may be exercised, in whole or in part, to the extent the SAR has been vested and will receive in cash the amount, if any, by which the closing stock price on the exercise date exceeds the Grant Price. Upon the exercise of any SARs, as soon as practicable under the applicable Federal and state securities laws, the grantee will be required to use the net after-tax proceeds of such exercise to purchase shares of the Common Stock from the Company at the closing stock price of the Common Stock on that date and hold such shares of Common Stock for a period of not less than one year from the date of purchase, except that the grantee will not be required to purchase any shares of Common Stock if the SAR is exercised on or after a Change of Control of the Company. The grantee’s right to exercise the SAR will expire on the earliest of (1) the tenth anniversary of the grant date, (2) under certain conditions as a result of termination of the grantee’s employment, or (3) the date that the SAR is exercised in full.

The SAR was recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets.  The compensation expense recorded in the year ended December 31, 2010 related to the SAR was immaterial.   As of December 31, 2010 there was $0.6 million of unrecognized compensation expense related to the SAR.  That expense is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 16 — DEFERRED COMPENSATION PLANS

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses of $2.0 million, $1.1 million and $0.9 million in the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for the years ended December 31, 2010 and 2009 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Revenue	$335,068	$412,030	$441,153	$450,372
Gross profit	$38,918	$73,524	$75,384	$72,591
Net (loss) income (1)	$(7,169)	$3,128	$1,965	$(67,066)
Basic (loss) income per share	$(0.18)	$0.06	$0.04	$(1.25)
Diluted (loss) income per share	$(0.18)	$0.06	$0.04	$(1.25)
2009:
Revenue	$325,749	$328,749	$333,476	$341,551
Gross profit	$35,990	$38,388	$41,496	$41,948
Net income (2)	$3,285	$4,377	$5,747	$40,690
Basic income per share	$0.08	$0.11	$0.15	$1.03
Diluted income per share	$0.08	$0.11	$0.14	$0.99

(1)
The fourth quarter of 2010 includes a $47.7 million income tax expense, primarily related to the recognition of a valuation allowance on deferred tax assets.  Net income in 2010 also includes expenses of $9.6 million related to a loss on extinguishment of debt.

(2)
The fourth quarter of 2009 includes $41.8 million tax benefit, due primarily to the reversal of the valuation allowance on deferred tax assets, the expiration of statute of limitation on certain state liabilities and an NOL carry back claim.

NOTE 18 — SUBSEQUENT EVENTS

In July, 2007, JPD, Inc. and James P. DiCello, the sellers of Northland Medical Pharmacy, which was purchased in late 2005 by Chronimed Holdings, Inc., a wholly-owned subsidiary of the Company, filed suit against the Company in federal court in Ohio claiming the right to additional purchase price of at least $5.64 million.  On January 31,2011, the independent arbitrator entered an award against the Company in the amount of $3.9 million.  This expense was recorded in the Consolidated Statements of Operations for the year ended December 31, 2010.

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2010 were effective.

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

Management excluded certain elements of internal control over financial reporting pertaining to the activities of CHS, which we acquired on March 25, 2010, as discussed in Note 3 of Notes to Consolidated Financial Statements. CHS revenue represented 13% of our consolidated total revenue for the year ended December 31, 2010.  CHS total assets represented 8% of our consolidated total assets as of December 31, 2010. As noted below, our internal control over financial reporting, subsequent to the date of acquisition includes certain additional internal controls relating to CHS.  Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2010, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

As a result of our acquisition of CHS on March 25, 2010, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to CHS. Except as described above, during the fiscal year ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain elements of the internal controls of Critical Homecare Solutions Holdings, Inc. (CHS), which is included in the 2010 consolidated financial statements of BioScrip, Inc. and subsidiaries and constituted 8% of total and net assets as of December 31, 2010, and 13% of revenues for the year then ended.  Our audit of internal control over financial reporting of BioScrip, Inc. also did not include an evaluation of certain elements of the internal control over financial reporting of CHS.

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 15, 2011

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders.

Item 14.                          Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2011 in connection with our 2011 Annual Meeting of Stockholders.

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
(1) (Exhibit 2.1)
3.1	Second Amended and Restated Certificate of Incorporation.	(2) (Exhibit 4.1)
3.2	Amended and Restated By-Laws.	(3) (Exhibit 3.1)
3.3	Amendment to the Second Amended and Restated Certificate of Incorporation.	(4) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate.	(5) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company, as Rights Agent.	(6) (Exhibit 4.2)
4.3
First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent.
(7) (Exhibit 4.3)
4.4	Second Amendment, dated March 4, 2009, to the Rights Agreement, as amended on December 13, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent.	(8) (Exhibit 4.4)
4.5
Third Amendment, dated as of January 24, 2010, to the Rights Agreement, as amended on December 13, 2006 and March 4, 2009, between the Company and American Stock Transfer & Trust Company LLC, as Rights Agent, as amended on December 13, 2006 and March 4, 2009.
(1) (Exhibit 4.1)
4.6	Indenture, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (including Form of 101/4% Senior Note due 2015).	(26) (Exhibit 4.1)
4.7
Warrant Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P. and S.A.C. Domestic Capital Funding, Ltd.
(26) (Exhibit 4.2)
10.1	Amended and Restated 1996 Incentive Stock Plan**	(9)
10.2	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan**	(10)
10.3	Amended and Restated 2001 Incentive Stock Plan**	(11)
10.4	2008 Amended and Restated Equity Incentive Plan**	(12)
10.5	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese**	(12) (Exhibit 10.51)
10.6	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese**	(13) (Exhibit 10.46)
10.7	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese**	(14) (Exhibit 10.1)
10.8	KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.9)
10.9	Amendment to the KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.10)
10.10	Second Amendment to the KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.11)
10.11	Third Amendment to Critical Homecare Solutions Holdings Inc. 2006 Equity Incentive Plan.**	(29) (Exhibit 10.4)
10.12	Fourth Amendment to BioScrip/CHS 2006 Equity Incentive Plan**	(29) (Exhibit 10.5)
10.13	Severance Agreement, dated August 24, 2006, between BioScrip, Inc. and Barry A. Posner**	(15) (Exhibit 10.1)
10.14
Amended and Restated Loan and Security Agreement, dated as of September 26, 2007, among MIM Funding, LLC, BioScrip Pharmacy Services, Inc., BioScrip Infusion Services, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, BioScrip Pharmacy, Inc., Natural Living, Inc., and BioScrip Infusion Services, LLC as Borrowers, and HFG Healthco-4 LLC, as Lender
(16) (Exhibit 10.15)
10.15	Employment Letter Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith.**	(17) (Exhibit 10.1)
10.16	Severance Agreement dated November 13, 2008 between BioScrip, Inc. and Richard M. Smith.**	(17) (Exhibit 10.2)
10.17	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum.**	(18)
10.18	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.**	(18)
10.19	Letter of Credit Agreement dated July 8, 2009.	(19) (Exhibit 10.1)
10.20	Cash Collateral Agreement dated July 8, 2009.	(19) (Exhibit 10.2)
10.21	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(20) (Exhibit 10.1)
10.22	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(20) (Exhibit 10.2)
10.23
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
(1) (Exhibit 10.1)
10.24	Engagement Letter, dated as of January 31, 2011, by and between the Company and Mary Jane Graves.	(21) (Exhibit 10.1)
10.25	Employment Agreement, dated as of December 23, 2010, by and between BioScrip, Inc. and Richard M. Smith	(22) (Exhibit 10.1)
10.26
Amended and Restated Credit Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.
(23) (Exhibit 10.1)
10.27
Amended and Restated Security Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other guarantors from time to time party thereto, as pledgors, assignors and debtors, and Healthcare Finance Group, LLC, in its capacity as collateral agent, as pledgee, assignee and secured party.
(23) (Exhibit 10.2)
10.28
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(23) (Exhibit 10.3)
10.29	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.1)
10.30	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.2)
10.31	Restrictive Covenant Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.3)
10.32	Separation Agreement dated as of November 1, 2010, by and between the Company and Richard H. Friedman.	(25) (Exhibit 10.1)
10.33
Credit Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., as borrower, the subsidiary guarantors party thereto, the lenders party thereto, Jefferies Finance LLC, as lead arranger, as book manager, as administrative agent for the lenders, as collateral agent for the secured parties and as syndication agent, Compass Bank, as a co-documentation agent, GE Capital Corporation, a co-documentation agent, Healthcare Finance Group, LLC, as collateral manager, HFG Healthco-4, LLC, as swingline lender for the lenders, and Healthcare Finance Group, LLC, as issuing bank for the lenders.
(26) (Exhibit 10.1)
10.34
Security Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the other guarantors from time to time party thereto, and Jefferies Finance LLC, as collateral agent pursuant to the Credit Agreement.
(26) (Exhibit 10.2)
10.35
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and  among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(26) (Exhibit 10.3)
10.36
First Amendment, dated as of March 25, 2010, to Prime Vender Agreement, dated as of July 1, 2009, by and among AmerisourceBergen Drug Corporation, BioScrip, Inc., BioScrip Infusion Services, Inc., Chronimed LLC, Los Feliz Drugs Inc., BioScrip Pharmacy Inc., Bradhurst Specialty Pharmacy, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, Natural Living Inc., BioScrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, BioScrip Infusion Management, LLC and BioScrip Pharmacy Services, Inc.
(26) (Exhibit 10.4)
10.37	Intercreditor Agreement, dated as of March 25, 2010, by and between Jefferies Finance LLC, as agent for the first priority secured parties, and AmerisourceBergen Drug Corporation.	(26) (Exhibit 10.5)
10.38	Registration Rights Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and Jefferies & Company, Inc.	(26) (Exhibit 10.6)
10.39
SECOND AMENDMENT, dated as of June 1, 2010 to the Prime Vendor Agreement made as of July 1, 2009 and amended as of March 2010 among AmerisourceBergen Drug Corporation, Bioscrip, Inc., BioScrip Infusion Services, Inc., Chronimed LLC, Los Feliz Inc., Bioscrip Pharmacy Inc., Bradhurst Specialty Pharmacy, Inc., Bioscrip Pharmacy (NY), Inc., Bioscrip PMB Services, LLC, Natural Living Inc., Bioscrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, Bioscrip Infusion Management, LLC, Bioscrip Pharmacy Services, Inc., Critical Homecare Solutions, Inc., Specialty Pharma, Inc, New England Home Therapies, Inc., Deaconess Enterprises, LLC, Infusion Solutions, Inc, Professional Home Care Services, Inc., Wilcox Medical, Inc., Deaconess Homecare, LLC, South Mississippi Home Health, Inc., Regional Ambulatory Diagnostics, Inc., Elk Valley Professional Affiliates, Inc., Infusion Partners, LLC, Knoxville Home Therapies, LLC, South Mississippi Home Health, Inc, - Region I, South Mississippi Home Health, Inc. - Region II, Applied Health Care, LLC, East Goshen Pharmacy, Inc., Infusion Partners of Brunswick, LLC, Scott Wilson, Inc., Infusion Partners of Melbourne, LLC, Elk Valley Home Health Care Agency, Inc., Gericare, Inc., Cedar Creek Home Health Care Agency, Inc., Elk Valley Health Services, Inc., National Health Infusion, Inc., and Option Health, Ltd.
(27) (Exhibit 10.1)
10.40	Form of Cash-only Stock Appreciation Right Agreement	*
21.1	List of Subsidiaries.	*
23.1	Consent of Ernst and Young LLP.	*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 27, 2010, SEC Accession No. 0000950123-10-005446.
(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 30, 2009, SEC Accession no. 0001014739-09-000029.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 10, 2010, SEC Accession no. 0000950123-10-057214
(5)
Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006,  SEC Accession no. 0000950123-06-004022.

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company’s form 8-A/A dated December 4, 2002.
(7)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-0155184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company’s definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.
(10)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.
(11)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.
(12)	Incorporated by reference from the Company’s definitive proxy statement for its 2008 annual meeting of stockholders filed with the Commission March 21, 2008.
(13)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(13)
Incorporated by reference to the indicated exhibit to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 21, 2006, SEC Accession No. 0000950123-06-010723.
(16)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(17)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 24, 2008 SEC Accession No. 0000950123-08-016150.
(18)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(19)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(20)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, SEC Accession No. 0001014739-09-000031.
(21)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2011 SEC Accession No. 0001014739-11-000004 .
(22)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K/A filed on December 30, 2010 SEC Accession No. 0000950123-10-117687.
(23)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2010 SEC Accession No. 0000950123-10-117583.
(24)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2010 SEC Accession No. 0000950123-10-110784.
(25)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2010 SEC Accession No. 0000950123-10-099147.
(26)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 31, 2010 SEC Accession No. 0000950123-10-030906.
(27)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 3, 2010, SEC Accession No. 0001014739-10-000025.
(28)	Incorporated by reference to the indicated exhibit to Critical Homecare Solutions Holdings Inc.’s Registration Statement on Form S-1 dated October 10, 2007, SEC Accession No. 0001193125-07-216293
(29)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-8 filed on March 26, 2010, SEC Accession No. 0000950123-10-028930

*           Filed with this Annual Report on Form 10-K.
**          Designate the Company’s management contracts or compensatory plan or arrangement to be filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

BIOSCRIP INC.

/s/ Mary Jane Graves
Mary Jane Graves
Chief Financial Officer and Treasurer,
and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Richard H. Friedman Richard H. Friedman	Non-Executive Chairman of the Board	March 15, 2011

/s/ Richard M. Smith Richard M. Smith	President and Chief Executive Officer (Principal Executive Officer) Director	March 15, 2011

/s/ Mary Jane Graves Mary Jane Graves	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2011

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 15, 2011

/s/ Louis T. DiFazio Louis T. DiFazio, Ph.D.	Director	March 15, 2011

/s/ Samuel P. Frieder Samuel P. Frieder	Director	March 15, 2011

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 15, 2011

/s/ David R. Hubers David R. Hubers	Director	March 15, 2011

/s/ Richard L. Robbins Richard L. Robbins	Director	March 15, 2011

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 15, 2011

/s/ Gordon H. Woodward Gordon H. Woodward	Director	March 15, 2011

Bioscrip, Inc. and Subsidiaries
Schedule II- Valuation and Qualifying Accounts
(in thousands)

	Balance at	Write-Off	Charged to
	Beginning of	of	Costs	Balance at
	Period	Receivables	and Expenses	End of Period
Year ended December 31, 2008
Accounts receivable	$12,083	$(5,121)	$4,667	$11,629
Year ended December 31, 2009
Accounts receivable	$11,629	$(8,761)	$8,636	$11,504
Year ended December 31, 2010
Accounts receivable	$11,504	$(14,420)	$19,337	$16,421

(Exhibits being filed with this Annual Report on Form 10-K)

10.40	Form of Cash-Only Stock Appreciation Right Agreement
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002