Form 10-Q
period 2011-03-31
BioScrip, Inc.
filed 2011-05-05
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑

On April 29, 2011, there were 54,195,423 outstanding shares of the registrant’s common stock, $.0001 par value per share.

PART I                                                                FINANCIAL INFORMATION

Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $18,830 and $16,421
at March 31, 2011 and December 31, 2010, respectively	204,403	193,722
Inventory	42,883	66,509
Prepaid expenses and other current assets	17,396	16,696
Total current assets	264,682	276,927
Property and equipment, net	24,343	23,919
Goodwill	324,141	324,141
Intangible assets, net	28,699	30,096
Deferred financing costs	4,900	5,062
Other non-current assets	3,690	3,841
Total assets	$650,455	$663,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$52,541	$81,352
Accounts payable	78,245	80,814
Claims payable	5,442	3,037
Amounts due to plan sponsors	22,932	19,781
Accrued interest	11,531	5,766
Accrued expenses and other current liabilities	38,517	36,040
Total current liabilities	209,208	226,790
Long-term debt, net of current portion	225,092	225,117
Deferred taxes	9,092	9,140
Other non-current liabilities	2,914	2,838
Total liabilities	446,306	463,885
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued:
57,063,496 and 57,042,803, respectively; shares outstanding: 54,152,527 and
54,118,501, respectively	6	6
Treasury stock, shares at cost: 2,642,398 and 2,642,398, respectively	(10,554)	(10,496)
Additional paid-in capital	369,419	368,254
Accumulated deficit	(154,722)	(157,663)
Total stockholders' equity	204,149	200,101
Total liabilities and stockholders' equity	$650,455	$663,986

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$439,297	$335,068
Cost of revenue	362,033	296,150
Gross profit	77,264	38,918
Selling, general and administrative expenses	59,092	36,354
Bad debt expense	5,047	3,650
Acquisition and integration expenses	-	5,040
Restructuring expense	1,299	-
Amortization of intangibles	1,397	176
Income (loss) from operations	10,429	(6,302)
Interest expense, net	7,250	3,169
Income (loss) before income taxes	3,179	(9,471)
Income tax expense (benefit)	238	(2,302)
Net income (loss)	$2,941	$(7,169)
Income (loss) per common share:
Basic	$0.05	$(0.18)
Diluted	$0.05	$(0.18)
Weighted average common shares outstanding:
Basic	54,133	40,825
Diluted	54,766	40,825

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,941	$(7,169)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	2,361	1,484
Amortization of intangibles	1,397	176
Amortization of deferred financing costs	241	524
Change in deferred income tax	(48)	9,671
Compensation under stock-based compensation plans	1,132	804
Loss on disposal of fixed assets	7	-
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(10,681)	8,678
Inventory	23,626	(5,388)
Prepaid expenses and other assets	(606)	(6,810)
Accounts payable	(2,569)	3,966
Claims payable	2,405	(1,998)
Amounts due to plan sponsors	3,151	1,075
Accrued interest	5,765	487
Accrued expenses and other liabilities	2,533	(26,791)
Net cash provided by (used in) operating activities	31,655	(21,291)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,792)	(1,442)
Cash consideration paid to CHS, net of cash acquired	-	(92,464)
Net cash used in investing activities	(2,792)	(93,906)
Cash flows from financing activities:
Proceeds from new credit facility, net of fees paid to issuers	-	319,000
Borrowings on line of credit	412,400	300,310
Repayments on line of credit	(441,207)	(330,699)
Repayments of capital leases	(30)	-
Principal payments on CHS long-term debt, paid at closing	-	(128,952)
Deferred and other financing costs	(22)	(7,394)
Net proceeds from exercise of employee stock compensation plans	54	288
Surrender of stock to satisfy minimum tax withholding	(58)	(111)
Net cash (used in) provided by financing activities	(28,863)	152,442
Net change in cash and cash equivalents	-	37,245
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$37,245
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,302	$2,665
Cash paid during the period for income taxes, net of refunds	$109	$365

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC.  AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2010 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the  Audited Consolidated Financial Statements included in the Form 10-K.

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

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q.  There have been no subsequent events that require recognition or disclosure in the Unaudited Consolidated Financial Statements.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require that an allocation of selling price among deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company adopted ASU 2009-13 on January 1, 2011.  The adoption of this statement did not have a material effect on the Company’s Unaudited Consolidated Financial Statements.

NOTE 3 – ACQUISITIONS

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide the Company with marketing services.  The agreements also allow drugstore.com customers to continue to order from the Company through the drugstore.com website.  The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash based on the results of operations during the twelve month period following the closing.  As of March 31, 2011, there is a liability of $4.1 million, which represents the fair value of the earn-out payment, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 4 — RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $1.3 million during the three months ended March 31, 2011.  Restructuring expenses during the three months ended March 31, 2011 consisted of approximately $1.0 million of third-party consulting costs associated with the strategic assessment and $0.3 million of employee severance and other benefit-related costs related to workforce reductions.  Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $4.8 million in total expenses, $2.6 million of employee severance and other benefit-related costs related to workforce reductions and $2.2 million related to third-party consulting costs.  The Company anticipates additional restructuring expenses during 2011 as a result of the execution of the strategic assessment and related restructuring plan.

The restructuring costs are included in restructuring expense on the Consolidated Statements of Operations.  As of March 31, 2011, there is a restructuring accrual of $4.3 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.  The restructuring accrual activity consists of the following (in thousands):

	Employee Severance	Consulting
	and Other Benefits	Costs	Total
Liability balance as of December 31, 2010	$3,387	$433	$3,820
Expenses incurred	272	1,027	1,299
Cash payments	(423)	(375)	(798)
Liability balance as of March 31, 2011	$3,236	$1,085	$4,321

NOTE 5 – DEBT

As of March 31, 2011, the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$52,430
Senior unsecured notes	225,000
Capital leases	203
277,633
Less - obligations maturing within one year	52,541
Long term debt - net of current portion	$225,092

As of March 31, 2011, the carrying amount of the Company’s senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $236.8 million.

As of March 31, 2011, borrowings under the Company’s senior secured revolving credit facility include debt having variable interest rates totaling $52.4 million.  The Company believes the carrying value of the debt under the senior secured revolving credit facility approximates fair market value.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$2,941	$(7,169)
Denominator - Basic:
Weighted average number of common shares outstanding	54,133	40,825
Basic income (loss) per common share	$0.05	$(0.18)
Denominator - Diluted:
Weighted average number of common shares outstanding	54,133	40,825
Common share equivalents of outstanding stock options and restricted awards	633	-
Total diluted shares outstanding	54,766	40,825
Diluted income (loss) per common share	$0.05	$(0.18)

The computation of basic and diluted shares for the three months ended March 31, 2011 and 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of CHS on March 25, 2010.  The computation of diluted shares for the three months ended March 31, 2011 and 2010 excludes the effect of 3.4 million warrants having an exercise price of $10.00 issued in connection with the acquisition of CHS as their inclusion would be anti-dilutive.  The computation of diluted shares for the three months ended March 31, 2011 and 2010 excludes the effect of 4.7 million and 7.1 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 31, 2009, Professional Home Care Services, Inc., or PHCS, which is one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $2.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the Merger Agreement, subject to certain limits, the Former CHS Stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.  As of March 31, 2011, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of the Company’s, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that the Company and the other defendants’ actions are responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by the Company. The complaint asserts various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint seeks unspecified money damages, including punitive damages. The court granted the Company’s motion for summary judgment and the plaintiffs filed a timely appeal before the 10th Circuit Court of Appeals in Denver, Colorado, and after oral argument we are awaiting the Court’s ruling on the appeal.  The Company continues to defend against this matter vigorously.  As of March 31, 2011, no liability has been accrued in the Unaudited Consolidated Financial Statements as a loss is not probable.

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

The Company is presently responding to several subpoenas and requests for information from governmental agencies, including one from the United States Attorney’s Office in Minneapolis, MN. The Company cannot predict with certainty what the outcome of any of the foregoing might be. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company’s Unaudited Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance that the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company’s Unaudited Consolidated Financial Statements.

NOTE 8 – OPERATING AND REPORTABLE SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services, the Company has two operating and reportable segments: Infusion/Home Health Services and Pharmacy Services.

The Infusion/Home Health Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services.  Infusion services include the dispensing and administering of infusion-based drugs, which typically requires additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The Pharmacy Services operating and reportable segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated pharmacy benefit management (“PBM”) services, which includes discount cash card programs.  These segment operations are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA.  Segment Adjusted EBITDA is defined as net income (loss) adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses.  Segment Adjusted EBITDA excludes acquisition, integration and non-restructuring related severance expenses; restructuring expense and the write-off of receivables related to the CAP contract.  Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance.  The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Results of Operations:
Revenue:
Infusion/Home Health Services	$110,479	$46,101
Pharmacy Services	328,818	288,967
Total	$439,297	$335,068

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$11,466	$2,860
Pharmacy Services	13,679	7,987
Total Segment Adjusted EBITDA	25,145	10,847

Corporate overhead	(8,527)	(8,162)

Interest expense, net	(7,250)	(3,169)
Income tax (expense) benefit	(238)	2,302
Depreciation	(2,361)	(1,484)
Amortization of intangibles	(1,397)	(176)
Stock-based compensation expense	(1,132)	(804)
Acquisition, integration and severance expenses	-	(5,040)
Restructuring expense	(1,299)	-
Bad debt expense related to contract termination	-	(1,483)
Net income (loss):	$2,941	$(7,169)

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$817	$72
Pharmacy Services	1,383	540
Corporate unallocated	592	830
Total	$2,792	$1,442
Depreciation Expense:
Infusion/Home Health Services	$1,125	$236
Pharmacy Services	1,028	1,023
Corporate unallocated	208	225
Total	$2,361	$1,484
Total Assets
Infusion/Home Health Services	$443,497	$447,899
Pharmacy Services	154,029	136,297
Corporate unallocated	52,929	130,367
Total	$650,455	$714,563
Goodwill
Infusion/Home Health Services	$299,643	$304,185
Pharmacy Services	24,498	24,498
Total	$324,141	$328,683

NOTE 9 – STOCK-BASED COMPENSATION PLANS

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

On June 10, 2010, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.  As of March 31, 2011 there were 3,233,412 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (the “BioScrip/CHS Plan”).  There were 13,000,000 shares of CHS common stock originally authorized for issuance under the CHS 2006 Equity Incentive Plan, which were converted into 3,106,315 shares of BioScrip common stock, and adjusted using the exchange ratio defined by the merger agreement.  Recently, the Board of Directors further amended the BioScrip/CHS Plan to have substantially the same terms and provisions as the 2008 Plan.

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options.  These rollover options were issued to the top five executives of CHS, and otherwise remain subject to the term of the BioScrip/CHS Plan, as amended, and fully vested on the date of conversion.  Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to rollover options that expire before all or any part of the shares subject to such options have been purchased as a result of the exercise of such options shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip, or an affiliate or subsidiary of BioScrip, prior to such acquisition.  As of March 31, 2011, there were 2,300,863 shares that remained available under the Bioscrip/CHS Plan.

On April 26, 2011, the Compensation Committee approved its annual grant of approximately 1.2 million NQSO awards, 0.1 million restricted stock awards and 0.1 million stock appreciation right ("SAR") awards to key employees consistent with the Compensation Committee’s historic grant practices.

Stock Options

The Company recognized compensation expense related to stock options of $1.0 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 million during each of the three months ended March 31, 2011 and 2010.

NOTE 10 – INCOME TAXES

The Company uses an estimated annual effective tax rate in determining its interim provision for income taxes.  The methodology employed is based on the Company’s expected annual income, statutory tax rates and tax strategies utilized in the various jurisdictions in which it operates.

The Company continually assesses the necessity of maintaining a valuation allowance for its deferred tax assets.  If the Company determines in a future period that it is more likely than not that the deferred tax assets will be utilized, the Company will reverse all or part of the valuation allowance.  During the fourth quarter of 2010, the Company fully reserved its deferred tax assets as it concluded that it is more likely than not that its deferred tax assets would not be utilized.

Income tax expense for the three months ended March 31, 2011 was $0.2 million on pre-tax net income of $3.2 million, a 7.5% effective tax rate.  As mentioned above, the Company maintains a valuation allowance against its deferred tax assets.  The effective tax rate of 7.5% was less than the statutory rate due to a reduction in the Company’s valuation allowance to offset the tax expense generated by the year to date earnings reported in the first quarter.   The Company’s income tax benefit was $2.3 million with an effective tax rate of 24.3%, for the three months ended March 31, 2010.  The effective tax rate of 24.3% was less than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of March 31, 2011, U.S. tax returns for 2007, 2008, 2009 and 2010 remain subject to examination by Federal tax authorities.  Tax returns for the years 2006 through 2010 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated  Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 (this “Report”).

This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	our expectations regarding financial condition or results of operations in future periods;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding economic and business conditions;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;
•	our ability to maintain contracts and relationships with our customers;
•	sales and marketing efforts;
•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;
•	future capital expenditures;
•	our high level of indebtedness;
•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured revolving credit facility and other debt agreements;
•	our ability to hire and retain key employees;
•	our ability to successfully execute our succession plans; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	unfavorable economic and market conditions;
•	reductions in Federal and state reimbursement for our products and services;
•	delays or suspensions of Federal and state payments for products and services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;
•	unforeseen contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy systems;
•	increases or other changes in the Company’s acquisition cost of its products;
•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;
•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations;
•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of March 31, 2011, we had a total of 111 locations in 29 states plus the District of Columbia, including 30 community pharmacy locations, 33 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of a patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Our business is currently reported under two segments: Infusion/Home Health Services and Pharmacy Services.  These two new segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

The Infusion/Home Health Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services.  Infusion services include the dispensing and administering of infusion-based drugs, which typically requires additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated PBM services, which includes discount cash card programs.  These segment operations are designed to offer customers and patients’ cost-effective delivery of traditional and specialty pharmacy products and services.  The services also include care management programs customized to each patient’s care plan in coordination with the patient’s physician.

During the quarter ended December 31, 2010, we renegotiated certain discount cash card program broker agreements to provide for the payment of higher brokers’ fees for new sales generation.  These new fees have provided additional incentives for new member growth, increasing revenue.  The revenue growth has offset the higher brokers’ fees.  We anticipate a continued increase in revenue and operating income in future periods.

On a comparative basis, the Infusion/Home Health Services segment has historically maintained a higher gross margin as a percent of revenue than the Pharmacy Services segment.  However, due to costs associated with the management of the large number of care professionals involved in delivering services, the Infusion/Home Health Services segment also operates at a higher operating expense ratio to revenue.

Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months March 31, 2011. For a full description of our accounting policies please refer to Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company.  It compares our results of operations for the three months ended March 31, 2011 with our results of operations for the three months ended March 31, 2010 (in thousands).

	Three Months Ended March 31,
	2011		2010		Change
Revenue	$439,297		$335,068		$104,229
Gross profit	$77,264	17.6%	$38,918	11.6%	$38,346
Income (loss) from operations	$10,429	2.4%	$(6,302)	-1.9%	$16,731
Interest expense, net	$7,250	1.7%	$3,169	0.9%	$4,081
Income (loss) before income taxes	$3,179	0.7%	$(9,471)	-2.8%	$12,650
Net income (loss)	$2,941	0.7%	$(7,169)	-2.1%	$10,110

Revenue. Revenue for the three months ended March 31, 2011 was $439.3 million compared to revenue of $335.1 million for the three months ended March 31, 2010.

Infusion/Home Health Services revenue for the three months ended March 31, 2011 was $110.5 million, compared to revenue of $46.1 million for the same period in 2010, an increase of $64.4 million, or 139.6%. The acquired CHS business contributed an incremental $63.3 million of revenue for the three months ended March 31, 2011.  Excluding revenue associated with the acquired CHS business, our home infusion revenue increased $1.1 million, or 2.4%, over the prior period as a result of overall volume growth.

Pharmacy Services revenue for the three months ended March 31, 2011 was $328.8 million compared to revenue of $289.0 million for the same period in 2010, an increase of $39.9 million, or 13.8%. The increase was primarily due to revenue on new contracts, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  Growth in our PBM business, mainly from an increase in the discount cash card programs, resulted in a revenue increase of $10.1 million.  The acquisition of the prescription pharmacy business of DS Pharmacy resulted in new revenue of $5.6 million during the period.

Cost of Revenue and Gross Profit.  Cost of revenue for the three months ended March 31, 2011 was $362.0 million compared to $296.2 million for the same period in 2010.  Gross profit for the three months ended March 31, 2011 was $77.3 million compared to $38.9 million for the same period in 2010, an increase of $38.3 million, or 98.5%. Gross profit as a percentage of revenue increased to 17.6% in the three months ended March 31, 2011 from 11.6% in the three months ended March 31, 2010.  The increase in gross profit and in gross profit as a percentage of revenue was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  In addition, the gross profit percentage increased due to our continued focus on those revenue sources which contribute to gross margin improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2011 were $59.1 million, or 13.5% of total revenue, compared to $36.4 million, or 10.8% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to $16.6 million of additional expense related to our expanded operations after acquiring CHS, an increase of $4.3 million in brokers’ fees related to growth in our discount cash card programs.

Bad Debt Expense. For the three months ended March 31, 2011, bad debt expense was $5.0 million, or 1.1% of revenue, compared to $3.7 million, or 1.1% of revenue, for the same period in 2010.  The increase of $1.4 million was primarily related to the acquisition of CHS and resulting increase in revenue. Bad debt expense in 2010 included increased provisions for uncollected receivables remaining under the Centers for Medicare and Medicaid Competitive Acquisition Program (“CAP”) contract, which was terminated effective December 31, 2008.

Restructuring Expense.  In the fourth quarter of 2010, we commenced a strategic assessment of our business.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the execution of the strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $1.3 million during the three months ended March 31, 2011.  Restructuring expenses during the three months ended March 31, 2011 consisted of approximately $1.0 million of third-party consulting costs associated with the strategic assessment and $0.3 million of employee severance and other benefit-related costs related to workforce reductions.  We anticipate additional restructuring expenses during 2011 as a result of the execution of the strategic assessment and related restructuring plan.

Acquisition and Integration Expenses.  We did not incur acquisition and integration related expenses during the three months ended March 31, 2011.  During the three months ended March 31, 2010, we incurred $5.0 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.

Amortization of Intangibles.  During the three months ended March 31, 2011, we recorded amortization of intangible assets of $1.4 million.  The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  During the three months ended March 31, 2010, we recorded amortization of intangible assets of $0.2 million as a result of the CHS acquisition.

Interest Expense, Net. Net interest expense was $7.3 million for the three months ended March 31, 2011, compared to $3.2 million for the same period in 2010.  The increase in interest expense was due to a full quarter of interest on the debt instruments primarily used to finance the CHS acquisition.  Interest expense included $5.8 million of interest expense related to our $225.0 million of senior unsecured notes and $1.3 million related to the $150.0 million senior secured revolving credit facility.

Income Tax Expense. Income tax expense for the three months ended March 31, 2011 was $0.2 million on pre-tax net income of $3.2 million, a 7.5% effective tax rate.  We maintain a valuation allowance against our deferred tax assets.  The effective tax rate of 7.5% was less than the statutory rate due to a reduction in the Company’s valuation allowance to offset the tax expense generated by the year to date earnings reported in the first quarter.   Our income tax benefit was $2.3 million with an effective tax rate of 24.3%, for the three months ended March 31, 2010.  The effective tax rate of 24.3% was less than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

Net Income (Loss) and Income (Loss) Per Share. Net income for the three months ended March 31, 2011 was $2.9 million, or $0.05 per diluted share.  Net loss was $7.2 million, or $0.18 per diluted share, for the same period last year.

Non-GAAP measures.  The following table reconciles GAAP net income (loss) to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA.  EBITDA is net income (loss) adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA excludes acquisition, integration and non-restructuring related severance expenses; restructuring expense and the write-off of receivables related to the CAP contract.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan.

Reconciliation between GAAP and Non-GAAP Measures
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$11,466	$2,860
Pharmacy Services	13,679	7,987
Total Segment Adjusted EBITDA	25,145	10,847

Corporate overhead	(8,527)	(8,162)

Consolidated Adjusted EBITDA	16,618	2,685

Interest expense, net	(7,250)	(3,169)
Income tax (expense) benefit	(238)	2,302
Depreciation	(2,361)	(1,484)
Amortization of intangibles	(1,397)	(176)
Stock-based compensation expense	(1,132)	(804)
Acquisition, integration and severance expenses	-	(5,040)
Restructuring expense	(1,299)	-
Bad debt expense related to contract termination	-	(1,483)
Net income (loss):	$2,941	$(7,169)

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $31.7 million during the three months ended March 31, 2011 compared to $21.3 million cash used during the three months ended March 31, 2010.  This $53.0 million increase in cash provided by operating activities was primarily the result of a decrease in working capital requirements of $50.4 million compared to the prior year.  Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Approximately $29.3 million of the decrease in working capital requirements related to the change in accrued expenses and other liabilities compared to the prior year.   Accrued expenses and other liabilities was a source of $2.5 million of cash in 2011. Accrued expenses and other liabilities was a use of $26.8 million of cash in 2010 as a result of the acquisition of CHS and resulting cash payments of accrued expenses and other liabilities. In addition, $29.0 million of the decrease in working capital requirements was related to a reduction in inventory, which was a result of the timing of purchases and mail order process improvements.  These changes were partially offset by an increase in working capital requirements related to receivables, largely due to an increase in receivables from a major customer.

Net cash used in investing activities during the three months ended March 31, 2011 was $2.8 million compared to $93.9 million during the same period in 2010.  This $91.1 million decrease was primarily related to the acquisition of CHS during 2010.

Net cash used in financing activities during the three months ended March 31, 2011 was $28.9 million compared to $152.4 million provided by financing activities during the same period in 2010.  This $181.3 million decrease was primarily due to the prior year borrowings used to finance the CHS acquisition, partially offset by the prior year payoffs of the long-term debt assumed in the CHS acquisition and our prior line of credit.

At March 31, 2011, we had working capital of $55.5 million compared to $50.1 million at December 31, 2010.  The increase was primarily due to a decrease in the current portion of long-term debt, as working capital needs were funded by cash from operating activities.

We believe that our cash on hand, together with funds available under the $150.0 million senior secured revolving credit facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months.

The senior secured revolving credit facility matures on March 25, 2015.  Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%.  In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line.  The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million.  As of March 31, 2011, there was an outstanding balance of $52.4 million.  The weighted average interest rate on the facility during the three months ended March 31, 2011 was 4.75%.  The weighted average interest rate on our long term debt, not including the senior unsecured notes, during the three months ended March 31, 2010 was 4.81%.  We are in compliance with all covenants as of March 31, 2011 and as of the date of filing of this report.

The $225.0 million senior unsecured notes are due October 1, 2015.  The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from borrowings under the senior secured revolving credit facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of March 31, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

During the three months ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings disclosed in “Part 1 – Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Exhibit 31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: May 5, 2011	/s/ Patricia Bogusz
Patricia Bogusz, Vice President of Finance and
Principal Accounting Officer