Form 10-K/A
period 2010-12-31
BioScrip, Inc.
filed 2011-07-14
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of the Annual Report.

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on March 16, 2011. This Amendment is being filed to replace the exhibit index to the Original Form 10-K with the exhibit index included herein.

Except as described above, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by this Amendment. This Amendment does not reflect events occurring after March 16, 2011 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revision discussed above.

EXHIBIT INDEX

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
(1) (Exhibit 2.1)
3.1	Second Amended and Restated Certificate of Incorporation.	(2) (Exhibit 4.1)
3.2	Amended and Restated By-Laws.	(3) (Exhibit 3.1)
3.3	Amendment to the Second Amended and Restated Certificate of Incorporation.	(4) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate.	(5) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company, as Rights Agent.	(6) (Exhibit 4.1)
4.3
First Amendment, dated December 13, 2006, to the Amended and Restated Rights Agreement, dated as of December 3, 2002 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, as Rights Agent.
(7) (Exhibit 10.1)
4.4	Second Amendment, dated March 4, 2009, to the Rights Agreement, as amended on December 13, 2006, between the Company and American Stock Transfer & Trust Company, as Rights Agent.	(8) (Exhibit 10.1)
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
(26) (Exhibit 4.2)
10.1	Amended and Restated 1996 Incentive Stock Plan**	(9)
10.2	Amended and Restated 1996 Non-Employee Director’s Stock Incentive Plan**	(10)
10.3	Amended and Restated 2001 Incentive Stock Plan**	(11)
10.4	2008 Amended and Restated Equity Incentive Plan**	(12)
10.5	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese**	(13) (Exhibit 10.51)
10.6	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese**	(14) (Exhibit 10.46)
10.7	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese**	(15) (Exhibit 10.1)
10.8	KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.9)
10.9	Amendment to the KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.10)
10.10	Second Amendment to the KCHS Holdings, Inc. 2006 Equity Incentive Plan **	(28) (Exhibit 10.11)
10.11	Third Amendment to Critical Homecare Solutions Holdings Inc. 2006 Equity Incentive Plan.**	(29) (Exhibit 10.4)
10.12	Fourth Amendment to BioScrip/CHS 2006 Equity Incentive Plan**	(29) (Exhibit 10.5)
10.13	Severance Agreement, dated August 24, 2006, by and between BioScrip, Inc. and Barry A. Posner**	(16) (Exhibit 10.1)
10.14	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum.**	(17) (Exhibit 10.1)
10.15	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum.**	(18) (Exhibit 10.1)
10.16	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.**	(18) (Exhibit 10.2)
10.17	Letter of Credit Agreement dated July 8, 2009.	(19) (Exhibit 10.1)
10.18	Cash Collateral Agreement dated July 8, 2009.	(19) (Exhibit 10.2)
10.19	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(20) (Exhibit 10.1)
10.20	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.**	(20) (Exhibit 10.2)
10.21
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
(1) (Exhibit 10.1)
10.22	Engagement Letter, dated as of January 31, 2011, by and between the Company and Mary Jane Graves.**	(21) (Exhibit 10.1)
10.23	Employment Agreement, dated as of December 23, 2010, by and between BioScrip, Inc. and Richard M. Smith. **	(22) (Exhibit 10.1)
10.24
Amended and Restated Credit Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.
(23) (Exhibit 10.1)
10.25
Amended and Restated Security Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other guarantors from time to time party thereto, as pledgors, assignors and debtors, and Healthcare Finance Group, LLC, in its capacity as collateral agent, as pledgee, assignee and secured party.
(23) (Exhibit 10.2)
10.26
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(23) (Exhibit 10.3)
10.27	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr. **	(24) (Exhibit 10.1)
10.28	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr. **	(24) (Exhibit 10.2)
10.29	Restrictive Covenant Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr. **	(24) (Exhibit 10.3)
10.30	Separation Agreement dated as of November 1, 2010, by and between the Company and Richard H. Friedman. **	(25) (Exhibit 10.1)
10.31
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
10.32
Security Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the other guarantors from time to time party thereto, and Jefferies Finance LLC, as collateral agent pursuant to the Credit Agreement.
(26) (Exhibit 10.2)
10.33
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and  among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(26) (Exhibit 10.3)
10.34	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation and BioScrip, Inc.***	(30) (Exhibit 10.1)
10.35
First Amendment, dated as of March 25, 2010, to Prime Vender Agreement, dated as of July 1, 2009, by and among AmerisourceBergen Drug Corporation, BioScrip, Inc., BioScrip Infusion Services, Inc., Chronimed, LLC, Los Feliz Drugs Inc., BioScrip Pharmacy Inc., Bradhurst Specialty Pharmacy, Inc., BioScrip Pharmacy (NY), Inc., BioScrip PBM Services, LLC, Natural Living, Inc., BioScrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, BioScrip Infusion Management, LLC and BioScrip Pharmacy Services, Inc.
(26) (Exhibit 10.4)
10.36	Intercreditor Agreement, dated as of March 25, 2010, by and between Jefferies Finance LLC, as agent for the first priority secured parties, and AmerisourceBergen Drug Corporation.	(26) (Exhibit 10.5)
10.37	Registration Rights Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and Jefferies & Company, Inc.	(26) (Exhibit 10.6)
10.38
SECOND AMENDMENT, dated as of June 1, 2010 to the Prime Vendor Agreement made as of July 1, 2009 and amended as of March 2010 among AmerisourceBergen Drug Corporation, Bioscrip, Inc., BioScrip Infusion Services, Inc., Chronimed LLC, Los Feliz Inc., Bioscrip Pharmacy Inc., Bradhurst Specialty Pharmacy, Inc., Bioscrip Pharmacy (NY), Inc., Bioscrip PMB Services, LLC, Natural Living Inc., Bioscrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, Bioscrip Infusion Management, LLC, Bioscrip Pharmacy Services, Inc., Critical Homecare Solutions, Inc., Specialty Pharma, Inc, New England Home Therapies, Inc., Deaconess Enterprises, LLC, Infusion Solutions, Inc, Professional Home Care Services, Inc., Wilcox Medical, Inc., Deaconess Homecare, LLC, South Mississippi Home Health, Inc., Regional Ambulatory Diagnostics, Inc., Elk Valley Professional Affiliates, Inc., Infusion Partners, LLC, Knoxville Home Therapies, LLC, South Mississippi Home Health, Inc, - Region I, South Mississippi Home Health, Inc. - Region II, Applied Health Care, LLC, East Goshen Pharmacy, Inc., Infusion Partners of Brunswick, LLC, Scott Wilson, Inc., Infusion Partners of Melbourne, LLC, Elk Valley Home Health Care Agency, Inc., Gericare, Inc., Cedar Creek Home Health Care Agency, Inc., Elk Valley Health Services, Inc., National Health Infusion, Inc., and Option Health, Ltd. ***
(27) (Exhibit 10.1)
10.39	Form of Cash-only Stock Appreciation Right Agreement. *
21.1	List of Subsidiaries. *
23.1	Consent of Ernst and Young LLP. *
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 27, 2010, SEC Accession No. 0000950123-10-005446.
(2)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.
(3)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 30, 2009, SEC Accession no. 0001014739-09-000029.
(4)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on June 10, 2010, SEC Accession no. 0000950123-10-057214
(5)
Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006,  SEC Accession no. 0000950123-06-004022.

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company’s form 8-A/A dated December 4, 2002.
(7)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-015184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company’s definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.
(10)	Incorporated by reference from the Company’s definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.
(11)	Incorporated by reference from the Company’s definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.
(12)	Incorporated by reference from the Company’s definitive proxy statement for its 2010 annual meeting of stockholders filed with the Commission May 10, 2010.
(13)	Incorporated by reference to the indicated exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(14)
Incorporated by reference to the indicated exhibit to the Company’s Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(15)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082.
(16)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010723.
(17)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(18)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(19)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(20)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 SEC Accession No. 0001014739-09-000031.
(21)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on February 3, 2011 SEC Accession No. 0001014739-11-000004.
(22)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K/A filed on December 30, 2010 SEC Accession No. 0000950123-10-117687.
(23)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 30, 2010 SEC Accession No. 0000950123-10-117583.
(24)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on December 3, 2010 SEC Accession No. 0000950123-10-110784.
(25)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on November 2, 2010 SEC Accession No. 0000950123-10-099147.
(26)	Incorporated by reference to the indicated exhibit to the Company’s Current Report on Form 8-K filed on March 31, 2010 SEC Accession No. 0000950123-10-030906.
(27)	Incorporated by reference to the indicated exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC Accession No. 0001014739-10-000025.
(28)	Incorporated by reference to the indicated exhibit to Critical Homecare Solutions Holdings Inc.’s Registration Statement on Form S-1 dated October 10, 2007, SEC Accession No. 0001193125-07-216293
(29)	Incorporated by reference to the indicated exhibit to the Company’s Registration Statement on Form S-8 filed on March 26, 2010, SEC Accession No. 0000950123-10-028930.
(30)	Incorporated by reference to the indicated exhibit to BioScrip, Inc.’s Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, SEC Accession No. 0001014739-09-000048.

*	Filed previously with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.
**	Designates BioScrip, Inc.’s management contracts or compensatory plan or arrangement to be filed herewith.
***
The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

****	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

By:  /s/ Barry A. Posner
                                 Barry A. Posner,
                         Executive Vice President and General Counsel

Date:  July 14, 2011