Form 10-Q
period 2011-06-30
BioScrip, Inc.
filed 2011-08-09
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☑

        On August 4, 2011, there were 54,708,017 outstanding shares of the registrant’s common stock, $.0001 par value per share.

PART I.                                            FINANCIAL INFORMATION

Item 1. Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $19,192 and $16,421
at June 30, 2011 and December 31, 2010, respectively	201,627	193,722
Inventory	40,502	66,509
Prepaid expenses and other current assets	17,848	16,696
Total current assets	259,977	276,927
Property and equipment, net	24,962	23,919
Goodwill	324,141	324,141
Intangible assets, net	27,336	30,096
Deferred financing costs	4,606	5,062
Other non-current assets	3,619	3,841
Total assets	$644,641	$663,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$48,240	$81,352
Accounts payable	80,010	80,814
Claims payable	5,198	3,037
Amounts due to plan sponsors	23,843	19,781
Accrued interest	5,770	5,766
Accrued expenses and other current liabilities	40,986	36,040
Total current liabilities	204,047	226,790
Long-term debt, net of current portion	225,070	225,117
Deferred taxes	8,973	9,140
Other non-current liabilities	3,083	2,838
Total liabilities	441,173	463,885
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued:
57,135,228 and 57,042,803, respectively; shares outstanding: 54,497,227 and
54,118,501, respectively	6	6
Treasury stock, shares at cost: 2,651,336 and 2,642,398, respectively	(10,489)	(10,496)
Additional paid-in capital	370,999	368,254
Accumulated deficit	(157,048)	(157,663)
Total stockholders' equity	203,468	200,101
Total liabilities and stockholders' equity	$644,641	$663,986

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Product revenue	$396,512	$373,920	$793,053	$692,426
Service revenue	44,894	38,110	87,649	54,672
Total revenue	441,406	412,030	880,702	747,098

Cost of product revenue	341,673	317,467	680,794	603,219
Cost of service revenue	23,513	21,039	46,424	31,438
Total cost of revenue	365,186	338,506	727,218	634,657

Gross profit	76,220	73,524	153,484	112,441
Selling, general and administrative expenses	57,031	54,674	116,123	91,028
Bad debt expense	4,614	3,578	9,661	7,227
Acquisition and integration expenses	-	1,059	-	6,099
Restructuring expense	3,891	-	5,190	-
Amortization of intangibles	1,363	695	2,760	871
Legal settlement	4,800	-	4,800	-
Income from operations	4,521	13,518	14,950	7,216
Interest expense, net	7,190	8,224	14,440	11,393
(Loss) income before income taxes	(2,669)	5,294	510	(4,177)
Income tax (benefit) expense	(343)	2,166	(105)	(136)
Net (loss) income	$(2,326)	$3,128	$615	$(4,041)
Income (loss) per common share:
Basic	$(0.04)	$0.06	$0.01	$(0.09)
Diluted	$(0.04)	$0.06	$0.01	$(0.09)

Weighted average common shares outstanding:
Basic	54,298	53,310	54,216	47,101
Diluted	54,298	54,805	54,939	47,101

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$615	$(4,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation	4,735	3,808
Amortization of intangibles	2,760	871
Amortization of deferred financing costs	503	736
Change in deferred income tax	(167)	3,679
Compensation under stock-based compensation plans	2,252	1,629
Loss on disposal of fixed assets	92	49
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(7,905)	(4,721)
Inventory	26,007	931
Prepaid expenses and other assets	(956)	(7,863)
Accounts payable	(804)	(6,162)
Claims payable	2,161	(1,396)
Amounts due to plan sponsors	4,062	2,153
Accrued interest	4	6,214
Accrued expenses and other liabilities	5,139	(16,645)
Net cash provided by (used in) operating activities	38,498	(20,758)
Cash flows from investing activities:
Purchases of property and equipment, net	(5,869)	(4,343)
Cash consideration paid to CHS, net of cash acquired	-	(92,464)
Net cash used in investing activities	(5,869)	(96,807)
Cash flows from financing activities:
Proceeds from new credit facility, net of fees paid to issuers	-	319,000
Borrowings on line of credit	841,200	300,310
Repayments on line of credit	(874,301)	(330,699)
Repayments of capital leases	(59)	-
Principal payments on CHS long-term debt, paid at closing	-	(128,952)
Principal payments on long-term debt	-	(625)
Deferred and other financing costs	(22)	(8,488)
Net proceeds from exercise of employee stock compensation plans	691	1,703
Surrender of stock to satisfy minimum tax withholding	(138)	(111)
Net cash (used in) provided by financing activities	(32,629)	152,138
Net change in cash and cash equivalents	-	34,573
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$34,573

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,020	$2,971
Cash paid during the period for income taxes, net of refunds	$509	$515

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product revenue consists principally of sales of prescription drugs, either through the Company’s network of community pharmacies, traditional and specialty pharmacy mail operations or home infusion therapy.

Service revenue consists of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.   Service revenue also includes infusion nursing and management services and patient training to improve outcomes.  In addition, service revenue includes integrated pharmacy benefit management services, which includes discount cash card programs.  Finally, service revenue includes collecting and distributing results of patient studies of new drug introductions.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  ASU 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  ASU 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are required to be applied retrospectively to all prior periods presented. The disclosures required by the amendments in ASU 2011-07 should be provided for the period of adoption and subsequent reporting periods.  The Company is currently evaluating the impact of adopting ASU 2011-07on its Unaudited Consolidated Financial Statements.

NOTE 4 – ACQUISITIONS

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide the Company with marketing services.  The agreements also allow drugstore.com customers to continue to order from the Company through the drugstore.com website.  The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash based on the results of operations during the twelve month period following the closing.  As of June 30, 2011, there is a liability of $3.7 million, which represents the fair value of the earn-out payment, included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

NOTE 5 — RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $3.9 million and $5.2 million during the three and six months ended June 30, 2011, respectively.  Restructuring expenses during the three months ended June 30, 2011 consisted of approximately $1.7 million of third-party consulting costs associated with the strategic assessment, $1.2 million of employee severance and other benefit-related costs related to workforce reductions and $1.0 million of other costs, such as lease termination costs.  Restructuring expenses during the six months ended June 30, 2011 consisted of approximately $2.7 million of third-party consulting costs associated with the strategic assessment, $1.5 million of employee severance and other benefit-related costs related to workforce reductions and $1.0 million of other costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $8.7 million in total expenses, $3.9 million of third-party consulting costs associated with the strategic assessment, $3.8 million of employee severance and other benefit-related costs related to workforce reductions and $1.0 million of other costs.  The Company anticipates additional restructuring expenses during the remainder of 2011 as a result of the execution of the strategic assessment and related restructuring plan.

The restructuring costs are included in restructuring expense on the Consolidated Statements of Operations.  As of June 30, 2011, there is a restructuring accrual of $4.5 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.  The restructuring accrual activity consists of the following (in thousands):

	Employee Severance	Consulting	Other
	and Other Benefits	Costs	Costs	Total
Liability balance as of December 31, 2010	$3,387	$433	$-	$3,820
Expenses incurred	1,508	2,722	960	5,190
Cash payments	(1,317)	(2,672)	(523)	(4,512)
Liability balance as of June 30, 2011	$3,578	$483	$437	4,498

NOTE 6 – DEBT

As of June 30, 2011, the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$48,136
10¼% senior unsecured notes	225,000
Capital leases	174
273,310
Less: obligations maturing within one year	48,240
Long term debt - net of current portion	$225,070

As of June 30, 2011, the carrying amount of the Company’s senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $238.8 million.

As of June 30, 2011, borrowings under the Company’s senior secured revolving credit facility include debt having variable interest rates totaling $48.1 million.  The Company believes the carrying value of the debt under the senior secured revolving credit facility approximates fair market value.

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(2,326)	$3,128	$615	$(4,041)

Denominator - Basic:
Weighted average number of common shares outstanding	54,298	53,310	54,216	47,101

Basic (loss) income per common share	$(0.04)	$0.06	$0.01	$(0.09)

Denominator - Diluted:
Weighted average number of common shares outstanding	54,298	53,310	54,216	47,101
Common share equivalents of outstanding stock options and restricted awards	-	1,495	723	-
Total diluted shares outstanding	54,298	54,805	54,939	47,101

Diluted (loss) income per common share	$(0.04)	$0.06	$0.01	$(0.09)

The computation of basic and diluted shares for the three and six months ended June 30, 2011 and 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of Critical Homecare Solutions, Inc. (“CHS”) on March 25, 2010.  The computation of diluted shares for the three and six months ended June 30, 2011 and 2010 excludes the effect of 3.4 million warrants having an exercise price of $10.00 issued in connection with the acquisition of CHS as their inclusion would be anti-dilutive.  The computation of diluted shares for the three months ended June 30, 2011 and 2010 excludes the effect of 6.9 million and 2.2 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.  The computation of diluted shares for the six months ended June 30, 2011 and 2010 excludes the effect of 4.7 million and 8.2 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $2.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.  As of June 30, 2011, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of the Company, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that the Company and the other defendants’ actions were responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by the Company. The complaint asserted various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint sought unspecified money damages, including punitive damages. The court granted the Company’s motion for summary judgment, and the plaintiffs filed a timely appeal before the 10th Circuit Court of Appeals in Denver, Colorado.  On July 12, 2011, the 10th Circuit U.S. Court of Appeals affirmed the Company’s motion for summary judgment granted by the District Court, dismissing the plaintiff’s complaint.  The plaintiff’s time to appeal the order has passed.  As such, this matter has been fully and successfully resolved in favor of the Company.

Government Regulation

Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company’s current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs, Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted.

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon the Company’s Unaudited Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material adverse effect on the Company’s Unaudited Consolidated Financial Statements.

Legal Settlement

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant.  The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government’s investigation in exchange for a release and dismissal of those claims. The resolution is subject to definitive documents and court approval.  The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.  The Company has recorded a legal settlement expense of $4.8 million in the accompanying Unaudited Consolidated Statements of Operations relating to the subject of the government’s investigation, with a liability of $4.8 million included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE 9 – OPERATING AND REPORTABLE SEGMENTS

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

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA.  Segment Adjusted EBITDA is defined as net (loss) income adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses.  Segment Adjusted EBITDA excludes acquisition, integration and non-restructuring related severance expenses; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense.  Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance.  The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Results of Operations:
Revenue:
Infusion/Home Health Services - product revenue	$89,521	$85,582	$180,848	$128,841
Infusion/Home Health Services - service revenue	19,811	21,093	38,962	23,935
Total Infusion/Home Health Services revenue	109,332	106,675	219,810	152,776

Pharmacy Services - product revenue	306,991	288,338	612,205	563,585
Pharmacy Services - service revenue	25,083	17,017	48,687	30,737
Total Pharmacy Services revenue	332,074	305,355	660,892	594,322

Total	$441,406	$412,030	$880,702	$747,098

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$10,933	$13,902	$22,464	$16,762
Pharmacy Services	14,057	12,402	27,566	20,389
Total Segment Adjusted EBITDA	24,990	26,304	50,030	37,151

Corporate overhead	(6,922)	(7,883)	(15,343)	(16,045)

Interest expense, net	(7,190)	(8,224)	(14,440)	(11,393)
Income tax benefit (expense)	343	(2,166)	105	136
Depreciation	(2,373)	(2,324)	(4,735)	(3,808)
Amortization of intangibles	(1,363)	(695)	(2,760)	(871)
Stock-based compensation expense	(1,120)	(825)	(2,252)	(1,629)
Acquisition, integration and severance expenses	-	(1,059)	-	(6,099)
Restructuring expense	(3,891)	-	(5,190)	-
Legal settlement	(4,800)	-	(4,800)	-
Bad debt expense related to contract termination	-	-	-	(1,483)
Net (loss) income:	$(2,326)	$3,128	$615	$(4,041)

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$1,148	$1,180	$1,965	$1,252
Pharmacy Services	66	1,401	1,449	1,941
Corporate unallocated	1,863	320	2,455	1,150
Total	$3,077	$2,901	$5,869	$4,343
Depreciation Expense:
Infusion/Home Health Services	$1,157	$1,018	$2,347	$1,254
Pharmacy Services	897	1,042	1,755	2,065
Corporate unallocated	319	264	633	489
Total	$2,373	$2,324	$4,735	$3,808
Total Assets
Infusion/Home Health Services			$412,577	$411,022
Pharmacy Services			203,829	205,468
Corporate unallocated			28,235	102,216
Total			$644,641	$718,706
Goodwill
Infusion/Home Health Services			$299,643	$295,350
Pharmacy Services			24,498	24,498
Total			$324,141	$319,848

NOTE 10 – STOCK-BASED COMPENSATION PLANS

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights, restricted stock, performance shares and performance units to employees and directors.  Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company’s 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof).  Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board.  On June 10, 2010, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.

As of June 30, 2011, there were 2,371,407 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (as amended and restated, the “BioScrip/CHS Plan”).  There were 13,000,000 shares of CHS common stock originally authorized for issuance under the CHS 2006 Equity Incentive Plan, which were converted into 3,106,315 shares of BioScrip common stock, and adjusted using the exchange ratio defined by the merger agreement.  The Board of Directors further amended the BioScrip/CHS Plan to provide for it to have substantially the same terms and provisions as the 2008 Plan.

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options.  These rollover options were issued to the top five executives of CHS at the time of the acquisition, and otherwise remain subject to the term of the BioScrip/CHS Plan, as amended, and fully vested on the date of conversion.  Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to rollover options that expire or otherwise terminate before all or any part of the shares subject to such options have been purchased as a result of the exercise of such options shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition.  As of June 30, 2011, there were 2,151,863 shares that remained available under the Bioscrip/CHS Plan.

Annual Equity Grant

On April 26, 2011, the Compensation Committee approved its annual grant of approximately 1.2 million NQSO awards, 0.1 million restricted stock awards and 0.1 million stock appreciation right (“SAR”) awards to key employees consistent with the Compensation Committee’s historic grant practices.

Stock Options

The Company recognized compensation expense related to stock options of $0.8 million and $0.7 million during the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.4 million during the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.2 and $0.1 million during the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2011 and 2010, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.1 million during each of the three and six months ended June 30, 2011.  There was no compensation expense related to stock appreciation rights awards during the three or six months ended June 30, 2010.

NOTE 11 – INCOME TAXES

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

Income tax benefit for the three months ended June 30, 2011 was $0.3 million on pre-tax net loss of $2.7 million.  As mentioned above, the Company maintains a valuation allowance against its deferred tax assets.  The effective tax rate was less than the statutory rate due to an increase in the Company’s valuation allowance.   The Company’s income tax expense was $2.2 million with an effective tax rate of 41.5%, for the three months ended June 30, 2010.  The effective tax rate was greater than the statutory rate due to state income taxes and other permanent differences.

Income tax benefit for the six months ended June 30, 2011 was $0.1 million on pre-tax net income of $0.5 million.  The effective tax rate was less than the statutory rate due to a reduction in the Company’s valuation allowance to offset the tax expense generated by the year to date earnings.   The Company’s income tax benefit was $0.1 million for the six months ended June 30, 2010.  The effective tax rate was less than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of June 30, 2011, U.S. tax returns for 2007 through 2010 remain subject to examination by Federal tax authorities.  Tax returns for the years 2006 through 2010 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated  Financial Statements and the related notes thereto included elsewhere in this report.

This Report contains statements not purely historical and which may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	our expectations regarding financial condition or results of operations in future periods;
•	our future sources of, and needs for, liquidity and capital resources;
•	our expectations regarding economic and business conditions;
•	our expectations regarding the size and growth of the market for our products and services;
•	our business strategies and our ability to grow our business;
•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;
•	our ability to maintain contracts and relationships with our customers;
•	sales and marketing efforts;
•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;
•	future capital expenditures;
•	our high level of indebtedness;
•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured revolving credit facility and other debt agreements;
•	our ability to hire and retain key employees;
•	our ability to successfully execute our succession plans;
•	our ability to execute the recommendations of our strategic assessment and consultations; and
•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;
•	unfavorable economic and market conditions;
•	reductions in Federal and state reimbursement for our products and services;
•	delays or suspensions of Federal and state payments for products and services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;
•	unforeseen contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy systems;
•	increases or other changes in the Company’s acquisition cost of its products;
•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;
•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations;
•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of June 30, 2011, we had a total of 109 locations in 29 states plus the District of Columbia, including 30 community pharmacy locations, 32 home nursing locations, three mail service facilities and 44 home infusion locations, including two contract affiliated infusion pharmacies.

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

Our business is currently reported under two segments: Infusion/Home Health Services and Pharmacy Services.  These two segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

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

During the quarter ended December 31, 2010, we renegotiated certain discount cash card program broker agreements to provide for the payment of higher brokers’ fees for increased sales generation.  These new fees have provided additional incentives for new member growth, increasing revenue.  The revenue growth has offset the higher brokers’ fees.

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

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  Salaries and benefits have decreased by $2.7 million during the six months ended June 30, 2011 compared to the prior year as a result of the execution of the strategic assessment and related restructuring plan.   We have also recognized cost savings in other areas of the business.  The Company anticipates additional restructuring changes during the remainder of 2011 as a result of the execution of the strategic assessment and related restructuring plan.  We anticipate additional savings as a result of these changes.  In addition, the Company is still evaluating other restructuring alternatives.

There are a number of final and proposed reimbursement rate reductions which have affected or will affect the Infusion/Home Health Services segment.  In November 2010, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%. The change is effective for all home health episodes completed during 2011.  Accordingly, all home health episodes in progress at December 31, 2010 were impacted.  In July 2011, CMS issued a proposed rule to update and revise Medicare home health rates for calendar year 2012.  The effect of the proposed rule changes would decrease the reimbursement base rate for 2012 by 3.56%.  In addition, TennCare, the state of Tennessee’s Medicaid program, reduced reimbursement rates by 4.25% for certain home health services and providers as of July 1, 2011.

Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended June 30, 2011. For a full description of our accounting policies please refer to  Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company.  It compares our results of operations for the three and six months ended June 30, 2011 with our results of operations for the three and six months ended June 30, 2010 (in thousands).

	Three Months Ended June 30,
	2011		2010		Change
Revenue	$441,406		$412,030		$29,376
Gross profit	$76,220	17.3%	$73,524	17.8%	$2,696
Income from operations	$4,521	1.0%	$13,518	3.3%	$(8,997)
Interest expense, net	$7,190	1.6%	$8,224	2.0%	$(1,034)
(Loss) income before income taxes	$(2,669)	-0.6%	$5,294	1.3%	$(7,963)
Net (loss) income	$(2,326)	-0.5%	$3,128	0.8%	$(5,454)

	Six Months Ended June 30,
	2011	2010	Change
Revenue	$880,702		$747,098		$133,604
Gross profit	$153,484	17.4%	$112,441	15.0%	$41,043
Income from operations	$14,950	1.7%	$7,216	1.0%	$7,734
Interest expense, net	$14,440	1.6%	$11,393	1.5%	$3,047
Income (loss) before income taxes	$510	0.1%	$(4,177)	-0.6%	$4,687
Net income (loss)	$615	0.1%	$(4,041)	-0.5%	$4,656

Revenue. Revenue for the three months ended June 30, 2011 was $441.4 million compared to revenue of $412.0 million for the three months ended June 30, 2010.

Infusion/Home Health Services segment revenue for the three months ended June 30, 2011 was $109.3 million, compared to revenue of $106.7 million for the same period in 2010, an increase of $2.7 million, or 2.5%.  Product revenue increased $3.9 million, or 4.6%, as a result of growth in several therapies, mostly factor therapy, due to an increase in marketing and sales efforts.  Service revenue decreased by $1.3 million, or 6.1%, as a result of a 5.22% decrease in Medicare home health rates for the calendar year 2011, decreases in other reimbursement rates and changes in certain reimbursement structures.

Pharmacy Services segment revenue for the three months ended June 30, 2011 was $332.1 million compared to revenue of $305.4 million for the same period in 2010, an increase of $26.7 million, or 8.8%. Product revenue increased $18.7 million, or 6.5%, primarily due to revenue on new contracts, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  Service revenue increased $8.1 million, or 47.4%, due to an increase in discount cash card programs sales as a result of marketing incentives in our broker fee arrangements.

Revenue for the six months ended June 30, 2011 was $880.7 million compared to revenue of $747.1 million for the six months ended June 30, 2010.

Infusion/Home Health Services segment revenue for the six months ended June 30, 2011 was $219.8 million, compared to revenue of $152.8 million for the same period in 2010, an increase of $67.0 million, or 43.9%.  Product revenue increased $52.0 million, or 40.4%, as a result of incremental revenue contributed by the legacy Critical Homecare Solutions, Inc. (“CHS”) business, which was acquired March 25, 2010. Excluding revenue associated with the acquired CHS business, our product revenue increased $2.5 million, or 3.0%, over the prior period as a result of volume growth.  Service revenue increased $15.0 million, or 62.8%, as a result of incremental revenue contributed by the legacy CHS business, which was acquired in March 2010.

Pharmacy Services segment revenue for the six months ended June 30, 2011 was $660.9 million compared to revenue of $594.3 million for the same period in 2010, an increase of $66.6 million, or 11.2%.  Product revenue increased $48.6 million, or 8.6%, primarily due to revenue on new contracts, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  Service revenue increased $18.0 million, or 58.4%, due to an increase in the discount cash card programs as a result of marketing incentives in our broker fee arrangements.

         Cost of Revenue and Gross Profit.  Cost of revenue for the three months ended June 30, 2011 was $365.2 million compared to $338.5 million for the same period in 2010.  Gross profit for the three months ended June 30, 2011 was $76.2 million compared to $73.5 million for the same period in 2010, an increase of $2.7 million, or 3.7%. Gross profit as a percentage of revenue decreased to 17.3% in the three months ended June 30, 2011 from 17.8% in the three months ended June 30, 2010.  This decrease was mainly the result of reduced reimbursement rates from moving patients served from an out-of-network provider status to a contracted relationship.

Cost of revenue for the six months ended June 30, 2011 was $727.2 million compared to $634.7 million for the same period in 2010.  Gross profit for the six months ended June 30, 2011 was $153.5 million compared to $112.4 million for the same period in 2010, an increase of $41.0 million, or 36.5%. Gross profit as a percentage of revenue increased to 17.4% in the six months ended June 30, 2011 from 15.0% in the six months ended June 30, 2010.  The increase in gross profit and in gross profit as a percentage of revenue was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  In addition, the gross profit percentage increased due to our continued focus on those revenue sources which contribute to gross margin improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2011 were $57.0 million, or 12.9% of total revenue, compared to $54.7 million, or 13.3% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to an increase of $4.6 million in brokers’ fees related to growth in our discount cash card programs.  As discussed above, the brokers’ fees increase resulted in a growth in revenue.  We anticipate further growth in this business as a result of these marketing efforts.  The increase was partially offset by a net $2.2 million decrease in salaries and employee benefits, as a result of savings from restructuring efforts.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $116.1 million, or 13.2% of total revenue, compared to $91.0 million, or 12.2% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to $15.0 million of additional expense related to our expanded operations after acquiring CHS and an increase of $8.8 million in brokers’ fees related to growth in our discount cash card programs.  As discussed above, the brokers’ fees increase resulted in a growth in revenue.  We anticipate further growth in this business as a result of these marketing efforts.  These increases were partially offset by a net $2.7 million decrease in salaries and employee benefits, as a result of savings from the restructuring efforts.

Bad Debt Expense. For the three months ended June 30, 2011, bad debt expense was $4.6 million, or 1.0% of revenue, compared to $3.6 million, or 0.9% of revenue, for the same period in 2010.

For the six months ended June 30, 2011, bad debt expense was $9.7 million, or 1.1% of revenue, compared to $7.2 million, or 1.0% of revenue, for the same period in 2010.  The increase of $2.4 million was primarily related to the acquisition of CHS and resulting increase in revenue.  Bad debt expense in 2010 includes expense of $1.5 million related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract.

Restructuring Expense.  As a result of the execution of our strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $3.9 million during the three months ended June 30, 2011.  Restructuring expenses during the three months ended June 30, 2011 consisted of approximately $1.7 million of third-party consulting costs associated with the strategic assessment, $1.2 million of employee severance and other benefit-related costs related to workforce reductions and $1.0 million of other costs, such as lease termination costs.

We incurred restructuring expenses of approximately $5.2 million during the six months ended June 30, 2011.  Restructuring expenses during the six months ended June 30, 2011, consisted of approximately $2.7 million of third-party consulting costs associated with the strategic assessment, $1.5 million of employee severance and other benefit-related costs related to workforce reductions and $1.0 million of other costs.

Acquisition and Integration Expenses.  We did not incur acquisition and integration related expenses during the three months ended June 30, 2011.  During the three months ended June 30, 2010, we incurred $1.1 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.

We did not incur acquisition and integration related expenses during the six months ended June 30, 2011.  During the six months ended June 30, 2010, we incurred $6.1 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.

Amortization of Intangibles.  During the three months ended June 30, 2011, we recorded amortization of intangible assets of $1.4 million.  The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  During the three months ended June 30, 2010, we recorded amortization of intangible assets of $0.7 million as a result of the CHS acquisition.

During the six months ended June 30, 2011, we recorded amortization of intangible assets of $2.8 million.  The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  During the six months ended June 30, 2010, we recorded amortization of intangible assets of $0.9 million as a result of the CHS acquisition.

Legal Settlement.  Following responses to government subpoenas and discussions with the government, in May 2011, we were advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming us as defendant.  The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  We have negotiated an agreement in principle to resolve all issues alleged in the complaint and the government’s investigation in exchange for a release and dismissal of the claims. The resolution is subject to definitive documents and court approval.  We have to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.

During the three and six months ended June 30, 2011, we recognized $4.8 million of legal settlement expense related to the subject of the government’s investigation.

Interest Expense, Net. Net interest expense was $7.2 million for the three months ended June 30, 2011, compared to $8.2 million for the same period in 2010.  The decrease in interest expense was due to a lower average debt balance compared to prior year and more favorable terms from the amended and restated senior secured facility entered into on December 28, 2010.  Interest expense for the three months ended June 30, 2011 included $6.0 million of interest expense related to our $225.0 million of senior unsecured notes and $1.1 million related to the $150.0 million senior secured revolving credit facility.

Net interest expense was $14.4 million for the six months ended June 30, 2011, compared to $11.4 million for the same period in 2010.  The increase in interest expense was due to a full six months of interest in 2011 on the debt instruments primarily used to finance the CHS acquisition.  Interest expense for the six months ended June 30, 2011 included $12.0 million of interest expense related to our $225.0 million of senior unsecured notes and $2.4 million related to the $150.0 million senior secured revolving credit facility.

Income Tax (Benefit) Expense. Income tax benefit for the three months ended June 30, 2011 was $0.3 million on pre-tax net loss of $2.7 million.  We maintain a valuation allowance against our deferred tax assets.  The effective tax rate was less than the statutory rate due to an increase in our valuation allowance.   Our income tax expense was $2.2 million with an effective tax rate of 41.5%, for the three months ended June 30, 2010.  The effective tax rate was greater than the statutory rate due to state income taxes and other permanent differences.

Income tax benefit for the six months ended June 30, 2011 was $0.1 million on pre-tax net income of $0.5 million.  The effective tax rate was less than the statutory rate due to a reduction in our valuation allowance to offset the tax expense generated by the year to date earnings.   Our income tax benefit was $0.1 million for the six months ended June 30, 2010.  The effective tax rate was less than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

Net (Loss) Income and (Loss) Income Per Share. Net loss for the three months ended June 30, 2011 was $2.3 million, or $0.04 per diluted share.  Net income was $3.1 million, or $0.06 per diluted share, for the same period last year.

Net income for the six months ended June 30, 2011 was $0.6 million, or $0.01 per diluted share.  Net loss was $4.0 million, or $0.09 per diluted share, for the same period last year.

Non-GAAP Measures.  The following table reconciles GAAP net (loss) income to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA.  EBITDA is net (loss) income adjusted for net interest expense, income tax (expense) benefit, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA excludes acquisition, integration and non-restructuring related severance expenses; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan.

Reconciliation between GAAP and Non-GAAP Measures
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$10,933	$13,902	$22,464	$16,762
Pharmacy Services	14,057	12,402	27,566	20,389
Total Segment Adjusted EBITDA	24,990	26,304	50,030	37,151

Corporate overhead	(6,922)	(7,883)	(15,343)	(16,045)

Consolidated Adjusted EBITDA	18,068	18,421	34,687	21,106

Interest expense, net	(7,190)	(8,224)	(14,440)	(11,393)
Income tax benefit (expense)	343	(2,166)	105	136
Depreciation	(2,373)	(2,324)	(4,735)	(3,808)
Amortization of intangibles	(1,363)	(695)	(2,760)	(871)
Stock-based compensation expense	(1,120)	(825)	(2,252)	(1,629)
Acquisition, integration and severance expenses	-	(1,059)	-	(6,099)
Restructuring expense	(3,891)	-	(5,190)	-
Legal settlement	(4,800)	-	(4,800)	-
Bad debt expense related to contract termination	-	-	-	(1,483)
Net (loss) income:	$(2,326)	$3,128	$615	$(4,041)

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $38.5 million during the six months ended June 30, 2011 compared to $20.8 million cash used during the six months ended June 30, 2010.  This $59.3 million increase in cash provided by operating activities was primarily due to a decrease in working capital requirements of $55.2 compared to the prior year.  Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Approximately $25.1 million of the decrease in working capital requirements related to a reduction in inventory due to pharmacy purchasing process improvements.  Approximately $21.8 million of the decrease in working capital requirements related to the change in accrued expenses and other liabilities compared to the prior year.   Accrued expenses and other liabilities was a source of $5.1 million of cash in 2011. Accrued expenses and other liabilities was a use of $16.7 million of cash in 2010 as a result of the acquisition of CHS and resulting cash payments of accrued expenses and other liabilities.

Net cash used in investing activities during the six months ended June 30, 2011 was $5.9 million compared to $96.8 million during the same period in 2010.  This $90.9 million decrease was primarily related to the acquisition of CHS during 2010.

Net cash used in financing activities during the six months ended June 30, 2011 was $32.6 million compared to $152.1 million provided by financing activities during the same period in 2010.  This $184.7 million decrease was primarily due to the prior year borrowings used to finance the CHS acquisition, partially offset by the prior year payoffs of the long-term debt assumed in the CHS acquisition and our prior line of credit.

At June 30, 2011, we had working capital of $55.9 million compared to $50.1 million at December 31, 2010.  The increase was primarily due to payments made on the line of credit funded by cash from operating activities.

We believe that our cash on hand, together with funds available under the $150.0 million senior secured revolving credit facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months.

The senior secured revolving credit facility matures on March 25, 2015.  Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%.  In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line.  The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million.  As of June 30, 2011, there was an outstanding balance of $48.1 million.  The weighted average interest rate on the facility during each of the three and six months ended June 30, 2011 was 4.75%, respectively.  The weighted average interest rate on our long term debt, not including the senior unsecured notes, during the three and six months ended June 30, 2010 was 6.0% and 5.7%, respectively.  We are in compliance with all covenants as of June 30, 2011 and as of the date of filing of this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of June 30, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

During the three months ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2008, a complaint was filed in federal court in New Mexico, naming BioScrip Pharmacy Services, Inc., a subsidiary of the Company, as a defendant. The action is captioned Hope Huerta as Next Friend and Parent of Blanca M. Valdez, a minor v. Spectrum Chemicals and Laboratory Products, et. al., 1:08-cv-00853 (D. NM). The complaint alleges that the Company and the other defendants’ actions were responsible for alleged injuries to the plaintiff due to the administration of medication that allegedly had been recalled by the manufacturer, Spectrum Chemicals, and was dispensed by the Company. The complaint asserted various tort causes of action, including but not limited to, negligence, breach of warranties and violations of New Mexico statutes. The complaint sought unspecified money damages, including punitive damages. The court granted the Company’s motion for summary judgment, and the plaintiffs filed a timely appeal before the 10th Circuit Court of Appeals in Denver, Colorado.  On July 12, 2011, the 10th Circuit U.S. Court of Appeals affirmed the Company’s motion for summary judgment granted by the District Court, dismissing the plaintiff’s complaint.  The plaintiff’s time to appeal the order has passed.  As such, this matter has been fully and successfully resolved in favor of the Company.

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant.  The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government’s investigation in exchange for a release and dismissal of the claims. The resolution is subject to definitive documents and court approval.  The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.

There have been no other material changes to the legal proceedings disclosed in “Part 1 – Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

(a)  Exhibits.

Exhibit 3.1
Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098), as amended, which became effective on January 26, 2005)

Exhibit 3.2
Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2011, accession No. 0001014739-11-000012)

Exhibit 10.1
Third Amendment, dated as of August 1, 2010 to the Prime Vendor Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 2, 2011, accession No. 0001014739-11-000015)

Exhibit 10.2
Fourth Amendment, dated as of May 1, 2011 to the Prime Vendor Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on May 2, 2011, accession No. 0001014739-11-000015)

Exhibit 10.3
BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on May 2, 2011, accession No. 0001014739-11-000015)

Exhibit 10.4
First Amendment to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on May 23, 2011, accession No. 0001014739-11-000022)

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

BIOSCRIP, INC.

Date: August 9, 2011	/s/ Patricia Bogusz
Patricia Bogusz, Vice President of Finance and
Principal Accounting Officer