Form 10-Q
period 2011-09-30
BioScrip, Inc.
filed 2011-11-09
CIK 1014739

United States
Securities and Exchange Commission
Washington, D.C. 20549
________________

Form 10-Q
________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

        On November 3, 2011, there were 57,633,605 outstanding shares of the registrant’s common stock, $.0001 par value per share.

INDEX

PART I	FINANCIAL INFORMATION	Page Number
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5
	Notes to the Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4.	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 6.	Exhibits	25

SIGNATURES
EXHIBITS
Exhibit 31.1 - 302 Certification of CEO
Exhibit 31.2 - 302 Certification of CFO
Exhibit 32.1 - 906 Certification of CEO
Exhibit 32.2 - 906 Certification of CFO
Exhibit 101.PRE - XBRL Taxonomy Extension Presentation
Exhibit 101.INS - XBRL Instance Document
Exhibit 101.SCH - XBRL Taxonomy Extension Schema
Exhibit 101.CAL - XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB - XBRL Taxonomy Extension Labels Linkbase

PART I                                                                                                                                                                                           FINANCIAL INFORMATION

Item 1. Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Receivables, less allowance for doubtful accounts of $20,459 and $16,421 at September 30, 2011 and December 31, 2010, respectively	212,849	193,722
Inventory	37,977	66,509
Prepaid expenses and other current assets	12,980	16,696
Total current assets	263,806	276,927
Property and equipment, net	28,906	23,919
Goodwill	324,141	324,141
Intangible assets, net	26,411	30,096
Deferred financing costs	4,303	5,062
Other non-current assets	3,294	3,841
Total assets	$650,861	$663,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$51,979	$81,352
Accounts payable	75,222	80,814
Claims payable	3,524	3,037
Amounts due to plan sponsors	22,943	19,781
Accrued interest	11,569	5,766
Accrued expenses and other current liabilities	38,942	36,040
Total current liabilities	204,179	226,790
Long-term debt, net of current portion	226,946	225,117
Deferred taxes	9,338	9,140
Other non-current liabilities	3,969	2,838
Total liabilities	444,432	463,885
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 57,361,222 and 57,042,803, respectively; shares outstanding: 54,656,554 and 54,118,501, respectively	6	6
Treasury stock, shares at cost: 2,651,336 and 2,642,398, respectively	(10,489)	(10,496)
Additional paid-in capital	373,412	368,254
Accumulated deficit	(156,500)	(157,663)
Total stockholders' equity	206,429	200,101
Total liabilities and stockholders' equity	$650,861	$663,986

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Product revenue	$406,954	$404,167	$1,200,004	$1,096,593
Service revenue	47,067	36,986	134,717	91,658
Total revenue	454,021	441,153	1,334,721	1,188,251

Cost of product revenue	353,958	344,405	1,034,752	947,624
Cost of service revenue	22,999	21,364	69,423	52,802
Total cost of revenue	376,957	365,769	1,104,175	1,000,426

Gross profit	77,064	75,384	230,546	187,825
Selling, general and administrative expenses	60,721	55,950	176,842	146,978
Bad debt expense	3,718	5,309	13,379	12,536
Acquisition and integration expenses	-	595	-	6,694
Restructuring expense	3,454	-	8,644	-
Amortization of intangibles	1,244	1,326	4,004	2,196
Legal settlement	-	-	4,800	-
Income from operations	7,927	12,204	22,877	19,421
Interest expense, net	7,063	8,122	21,503	19,515
Income (loss) before income taxes	864	4,082	1,374	(94)
Income tax expense	316	2,117	211	1,981
Net income (loss)	$548	$1,965	$1,163	$(2,075)
Income (loss) per common share:
Basic	$0.01	$0.04	$0.02	$(0.04)
Diluted	$0.01	$0.04	$0.02	$(0.04)

Weighted average common shares outstanding:
Basic	54,607	53,425	54,348	49,232
Diluted	55,338	54,210	55,054	49,232

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,163	$(2,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,824	6,211
Amortization of intangibles	4,004	2,196
Amortization of deferred financing costs	775	1,272
Change in deferred income tax	198	1,197
Compensation under stock-based compensation plans	3,982	2,726
Loss on disposal of fixed assets	157	125
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(19,127)	1,972
Inventory	28,545	(10,834)
Prepaid expenses and other assets	4,270	(6,618)
Accounts payable	(5,592)	7,100
Claims payable	487	530
Amounts due to plan sponsors	3,162	3,051
Accrued interest	5,803	13,194
Accrued expenses and other liabilities	3,892	(14,157)
Net cash provided by operating activities	39,543	5,890
Cash flows from investing activities:
Purchases of property and equipment, net	(6,499)	(6,747)
Cash consideration paid for asset acquisitions	(463)	-
Cash consideration paid to CHS, net of cash acquired	-	(92,464)
Cash consideration paid to DS Pharmacy	-	(4,969)
Net cash used in investing activities	(6,962)	(104,180)
Cash flows from financing activities:
Cash consideration paid for Option Health earn-out	-	(1,000)
Proceeds from new credit facility, net of fees paid to issuers	-	319,000
Borrowings on line of credit	1,294,569	300,310
Repayments on line of credit	(1,325,882)	(330,699)
Repayments of capital leases	(2,568)	(72)
Principal payments on CHS long-term debt, paid at closing	-	(128,952)
Principal payments on long-term debt	-	(1,250)
Repayment of note payable	-	(2,250)
Deferred and other financing costs	(22)	(8,680)
Net proceeds from exercise of employee stock compensation plans	1,460	2,990
Surrender of stock to satisfy minimum tax withholding	(138)	(128)
Net cash (used in) provided by financing activities	(32,581)	149,269
Net change in cash and cash equivalents	-	50,979
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$50,979

DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,031	$5,038
Cash paid during the period for income taxes, net of refunds	$(3,175)	$1,803

DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$5,930	$-

See accompanying Notes to the Unaudited Consolidated Financial Statements

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2011. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

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

In July 2011, the FASB issued ASU 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”).  ASU 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue. Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts.  ASU 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations are required to be applied retrospectively to all prior periods presented. The disclosures required by the amendments in ASU 2011-07 should be provided for the period of adoption and subsequent reporting periods.  The Company is currently evaluating the impact of adopting ASU 2011-07 on its Unaudited Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2011-08 on its Unaudited Consolidated Financial Statements.

NOTE 4 – ACQUISITIONS

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc.  The acquisition provides the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names.  In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide the Company with marketing services.  The agreements also allow drugstore.com customers to continue to order from the Company through the drugstore.com website.  The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash based on the results of operations during the twelve month period following the closing.  The agreements state that the final earn-out payment will be made in the fourth quarter, 2011.  As of September 30, 2011 and December 31, 2010, there was a liability of $3.3 million and $4.2 million, respectively, which represented the estimated fair value of the earn-out payment included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

NOTE 5 — RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $3.5 million and $8.6 million during the three and nine months ended September 30, 2011, respectively.  Restructuring expenses during the three months ended September 30, 2011 consisted of approximately $1.4 million of facility-related costs, $1.0 million of third-party consulting costs, $0.4 million of employee severance and other benefit-related costs related to workforce reductions and $0.7 million of other costs.  Restructuring expenses during the nine months ended September 30, 2011 consisted of approximately $4.1 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.0 million of other costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $12.1 million in total expenses, $5.2 million of third-party consulting costs, $4.3 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.0 million of other costs.  The Company anticipates additional restructuring expenses during the remainder of 2011 as a result of the execution of the strategic assessment and related restructuring plan.

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations.  As of September 30, 2011, there is a restructuring accrual of $4.4 million included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.  The restructuring accrual activity consists of the following (in thousands):

	Employee Severance	Consulting	Facility-Related	Other
	and Other Benefits	Costs	Costs	Costs	Total
Liability balance as of December 31, 2010	$3,387	$433	$-	$-	$3,820
Expenses incurred	1,917	4,070	1,630	1,027	8,644
Cash payments	(2,549)	(4,453)	-	(1,027)	(8,029)
Liability balance as of September 30, 2011	$2,755	$50	$1,630	$-	$4,435

NOTE 6 – DEBT

As of September 30, 2011, the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$49,923
10¼% senior unsecured notes	225,000
Capital leases	4,002
278,925
Less: obligations maturing within one year	51,979
Long term debt - net of current portion	$226,946

As of September 30, 2011, the carrying amount of the Company’s senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $223.0 million.

As of September 30, 2011, borrowings under the Company’s senior secured revolving credit facility include debt having variable interest rates totaling $49.9 million.  The Company believes the carrying value of the debt under the senior secured revolving credit facility approximates fair market value.

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income per common share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$548	$1,965	$1,163	$(2,075)

Denominator - Basic:
Weighted average number of common shares outstanding	54,607	53,425	54,348	49,232

Basic income (loss) per common share	$0.01	$0.04	$0.02	$(0.04)

Denominator - Diluted:
Weighted average number of common shares outstanding	54,607	53,425	54,348	49,232
Common share equivalents of outstanding stock options and restricted awards	731	785	706	-
Total diluted shares outstanding	55,338	54,210	55,054	49,232

Diluted income (loss) per common share	$0.01	$0.04	$0.02	$(0.04)

The computation of basic and diluted shares for the three and nine months ended September 30, 2011 and 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of Critical Homecare Solutions, Inc. (“CHS”) on March 25, 2010.  The computation of diluted shares for the three and nine months ended September 30, 2011 and 2010 excludes the effect of 3.4 million warrants having an exercise price of $10.00 issued in connection with the acquisition of CHS as their inclusion would be anti-dilutive.  The computation of diluted shares for the three months ended September 30, 2011 and 2010 excludes the effect of 4.5 million and 4.9 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.  The computation of diluted shares for the nine months ended September 30, 2011 and 2010 excludes the effect of 4.6 million and 7.8 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $2.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intends to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.  As of September 30, 2011, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.

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

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company’s Unaudited Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company’s Unaudited Consolidated Financial Statements.

Legal Settlement

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant.  The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government’s investigation in exchange for a release and dismissal of those claims. The resolution is subject to definitive documents and court approval.  The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel.  During the quarter ended June 30, 2011, the Company recorded a legal settlement expense of $4.8 million in the accompanying Unaudited Consolidated Statements of Operations related to the settlement.  As of September 30, 2011, there was a liability of $4.8 million included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

NOTE 9 – OPERATING AND REPORTABLE SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company’s services, the Company has two operating and reportable segments: Infusion/Home Health Services and Pharmacy Services.

The Infusion/Home Health Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services.  Infusion services include the dispensing and administering of infusion-based drugs, which typically requires additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Home infusion services also include the dispensing of self-injectible therapies.  Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

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

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA.  Segment Adjusted EBITDA is defined as net income (loss) adjusted for net interest expense, income tax expense, depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses.  Segment Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense.  Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance.  The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Results of Operations:
Revenue:
Infusion/Home Health Services - product revenue	$89,631	$90,934	$270,477	$219,775
Infusion/Home Health Services - service revenue	19,921	20,915	58,884	44,850
Total Infusion/Home Health Services revenue	109,552	111,849	329,361	264,625

Pharmacy Services - product revenue	317,323	313,233	929,527	876,818
Pharmacy Services - service revenue	27,146	16,071	75,833	46,808
Total Pharmacy Services revenue	344,469	329,304	1,005,360	923,626

Total	$454,021	$441,153	$1,334,721	$1,188,251

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$10,477	$14,942	$33,062	$31,702
Pharmacy Services	15,354	10,731	43,149	31,120
Total Segment Adjusted EBITDA	25,831	25,673	76,211	62,822

Corporate overhead	(6,806)	(7,602)	(22,499)	(23,646)

Interest expense, net	(7,063)	(8,122)	(21,503)	(19,515)
Income tax expense	(316)	(2,117)	(211)	(1,981)
Depreciation	(3,088)	(2,404)	(7,824)	(6,211)
Amortization of intangibles	(1,244)	(1,326)	(4,004)	(2,196)
Stock-based compensation expense	(1,731)	(1,097)	(3,982)	(2,726)
Acquisition, integration, severance and other employee costs (1)	(1,581)	(1,040)	(1,581)	(7,139)
Restructuring expense	(3,454)	-	(8,644)	-
Legal settlement	-	-	(4,800)	-
Bad debt expense related to contract termination	-	-	-	(1,483)
Net income (loss)	$548	$1,965	$1,163	$(2,075)

(1) Current year costs primarily related to officer severance. Prior year costs primarily related to the acquisitions of CHS and DS Pharmacy.

Supplemental Operating Data
Capital Expenditures:
Infusion/Home Health Services	$1,049	$977	$3,014	$2,229
Pharmacy Services	291	1,104	2,130	3,044
Corporate unallocated	347	324	1,355	1,474
Total	$1,687	$2,405	$6,499	$6,747
Depreciation Expense:
Infusion/Home Health Services	$1,341	$1,128	$3,809	$2,381
Pharmacy Services	1,075	954	3,059	3,019
Corporate unallocated	672	322	956	811
Total	$3,088	$2,404	$7,824	$6,211
Total Assets
Infusion/Home Health Services			$410,333	$415,412
Pharmacy Services			212,479	214,667
Corporate unallocated			28,049	113,802
Total			$650,861	$743,881
Goodwill
Infusion/Home Health Services			$299,643	$299,300
Pharmacy Services			24,498	24,498
Total			$324,141	$323,798

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

As of September 30, 2011, there were 2,369,253 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan.  These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition.  As of September 30, 2011, there were 2,154,363 shares that remained available under the Bioscrip/CHS Plan.

Annual Equity Grant

On April 26, 2011, the Compensation Committee approved its annual grant of approximately 1.2 million NQSO awards, 0.1 million restricted stock awards and 0.1 million stock appreciation right (“SAR”) awards to key employees and to members of the board of directors consistent with the Compensation Committee’s historic grant practices.

Stock Options

The Company recognized compensation expense related to stock options of $1.6 million and $0.8 million during the three months ended September 30, 2011 and 2010, respectively, and $3.3 million and $2.3 million during the nine months ended September 30, 2011 and 2010, respectively.  Compensation expense related to accelerated vesting for terminated employees was $0.8 million and $0.9 million during the three months and nine months ended September 30, 2011, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 and $0.3 million during the three months ended September 30, 2011 and 2010, respectively, and $0.4 million during each of the nine months ended September 30, 2011 and 2010, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.1 million and $0.2 million during the three and nine months ended September 30, 2011, respectively.  There was no compensation expense related to stock appreciation rights awards during the three or nine months ended September 30, 2010.

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

Income tax expense for the three months ended September 30, 2011 was $0.3 million on pre-tax net income of $0.9 million.  As mentioned above, the Company maintains a valuation allowance against its deferred tax assets.  The effective tax rate for 2011 was less than the statutory rate due to the Company’s valuation allowance that is maintained against its deferred tax assets.   Amounts recorded as expense in the quarter also include the tax effect of the amortization of indefinite-lived goodwill and intangibles.  The Company’s income tax expense was $2.1 million for the three months ended September 30, 2010.  The effective tax rate for 2010 was greater than the statutory rate due to state income taxes and other permanent differences.

Income tax expense for the nine months ended September 30, 2011 was $0.2 million on pre-tax net income of $1.4 million.  The effective tax rate for 2011 was less than the statutory rate due to the Company’s valuation allowance that is maintained against its deferred tax assets.  Amounts recorded as expense in the nine month period ended September 30, 2011 also include the tax effect of the amortization of indefinite-lived goodwill and intangible which was recorded on the basis of expected pre-tax income for the year ended December 31, 2011.  The Company’s income tax expense was $2.0 million for the nine months ended September 30, 2010.  The effective tax rate for 2010 was greater than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of September 30, 2011, U.S. tax returns for 2008 through 2010 remain subject to examination by Federal tax authorities.  Tax returns for the years 2007 through 2010 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  This Report contains information regarding important factors that could cause such differences. These factors include, among other things:

•
risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home health providers, pharmacy benefit management and specialty pharmaceutical distribution organizations;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;
•	unfavorable and weak economic and market conditions;
•	reductions in Federal and state reimbursement for our products and services;
•	delays or suspensions of Federal and state payments for products and services provided;
•	efforts to reduce healthcare costs and alter health care financing;
•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;
•	existence of complex laws and regulations relating to our business;
•	achieving financial covenants under our credit facility;
•	availability of financing sources;
•	declines and other changes in revenue due to expiration of short-term contracts;
•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;
•	unforeseen contract terminations;
•	difficulties in the implementation and conversion of our new pharmacy systems;
•	increases or other changes in the Company’s acquisition cost of its products;
•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;
•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations;
•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and
•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of September 30, 2011, we had a total of 110 locations in 29 states plus the District of Columbia, including 30 community pharmacy locations, 32 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, a patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Our business is currently reported under two segments: Infusion/Home Health Services and Pharmacy Services.  These two segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

The Infusion/Home Health Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services.  Infusion services include the dispensing and administering of infusion-based drugs, which typically requires additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.  Home infusion services also include the dispensing of self-injectible therapies.  Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

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

Since the acquisition of CHS, we have implemented certain managed care contracts across the integrated Infusion/Home Health Services segment. The contracted rates have reduced reimbursement levels compared to the out-of-network reimbursement levels received prior to June, 2010.  On a year-over-year basis, the contracts have reduced net revenue per patient in certain therapies and drug classes and, correspondingly, our gross profit margin and Segment Adjusted EBITDA, as defined below.  However, the contract relationship allows greater access to more insured lives. We have seen sequential and year-over-year volume trends increase from these contracted relationships. Over the next year, we anticipate there will be continued growth in patient volume related to these contracts, with the opportunity to improve product mix in order to mitigate the impact to gross margin.

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations.  This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization.  Salaries and benefits have decreased by $5.3 million during the nine months ended September 30, 2011 compared to the prior year as a result of the execution of the strategic assessment and related restructuring plan. The full impact of the salaries and benefits reductions will be realized in 2012. We have also recognized cost savings in other areas of the business.  The Company anticipates additional restructuring expenses during the remainder of 2011 as a result of the execution of the strategic assessment and related restructuring plan.  We anticipate additional savings as a result of these changes.

Regulatory Matters Update

Approximately 23% of revenue for the nine months ended September 30, 2011 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs.  Also, we provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and Medicaid programs.

State Medicaids

In 2011, increasing Medicaid spending, combined with slow state revenue growth, has led many states to institute measures aimed at controlling spending growth.  Spending cuts have taken many forms including reducing eligibility and benefits, eliminating certain types of services, and provider reimbursement reductions. In addition, some states are moving beneficiaries to managed care programs in an effort to reduce costs.

 No single state Medicaid program represents greater than 3% of our consolidated revenue and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are still assessing the aggregate impact of the state Medicaid reimbursement cuts because not all states have finalized implementation plans.  Additionally, certain proposed reductions may be subject to the outcome of related lawsuits filed to block such increases. Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.  Some examples of state reimbursement reductions impacting our operations are:

•
TennCare, the state of Tennessee’s Medicaid program, reduced reimbursement rates by 4.25% for certain home health services and providers as of July 1, 2011.  This reduction resulted in our revenue and gross profit decreasing by approximately $0.9 million on an annualized basis.  In October 2011, TennCare proposed that reimbursement rates would be reduced by an additional 4.25% for certain home health services and providers as of January 1, 2012.  This reduction is expected to result in an estimated revenue and gross profit decrease of $0.9 million on an annualized basis beginning in 2012.

•
The final New York 2011-12 state budget includes a 2% reduction to certain Medicaid payments.  Such payment reductions will apply for dates of service on or after April 1, 2011 but have not yet been implemented. We are still evaluating the impact of the reimbursement changes to our business.

•
Changes to Medi-Cal, the state of California’s Medicaid program, were approved by the Centers for Medicare and Medicaid Services (“CMS”) in October, 2011. These changes generally reduce rates by approximately 10%, with many of the reductions retroactive to June 1, 2011. The impact of these changes cannot be predicted with certainty as the application of the changes has not been finalized and program participants are seeking injunctive relief to prevent application of these changes.

Medicare

        Federal efforts to reduce Medicare spending are expected to continue in 2011 and 2012. Congress first passed the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a Super Committee that must propose legislation by November 23, 2011 or automatic Medicare cuts will go into effect.  It is not possible to estimate at this time how such cuts would affect our results of operations, but we do expect reimbursement pressures to continue.  Thus far, we have been impacted by CMS rule revisions which reduced reimbursement rate applicable to the home health division of our business. In November 2010, the CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%.This reduction resulted in an annual reduction of our Infusion/Home Health segment revenue and gross profit by approximately $1.9 million.  In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  Our preliminary calculations suggest that the 2012 final rule will reduce our Infusion/Home Health segment revenue and gross profit by $1.8 million on an annual basis compared to 2011 assuming no changes in the mix or volume of patients that we serve.  Further cuts are expected in 2013.

 Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended September 30, 2011. For a full description of our accounting policies please refer to  Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company.  It compares our results of operations for the three and nine months ended September 30, 2011 with our results of operations for the three and nine months ended September 30, 2010 (in thousands).

	Three Months Ended September 30,
	2011		2010		Change
Revenue	$454,021		$441,153		$12,868
Gross profit	$77,064	17.0%	$75,384	17.1%	$1,680
Income from operations	$7,927	1.7%	$12,204	2.8%	$(4,277)
Interest expense, net	$7,063	1.6%	$8,122	1.8%	$(1,059)
(Loss) income before income taxes	$864	0.2%	$4,082	0.9%	$(3,218)
Net (loss) income	$548	0.1%	$1,965	0.4%	$(1,417)

	Nine Months Ended September 30,
	2011		2010		Change
Revenue	$1,334,721		$1,188,251		$146,470
Gross profit	$230,546	17.3%	$187,825	15.8%	$42,721
Income from operations	$22,877	1.7%	$19,421	1.6%	$3,456
Interest expense, net	$21,503	1.6%	$19,515	1.6%	$1,988
Income (loss) before income taxes	$1,374	0.1%	$(94)	0.0%	$1,468
Net income (loss)	$1,163	0.1%	$(2,075)	-0.2%	$3,238

Revenue. Revenue for the three months ended September 30, 2011 was $454.0 million compared to revenue of $441.2 million for the three months ended September 30, 2010.

Infusion/Home Health Services segment revenue for the three months ended September 30, 2011 was $109.6 million, compared to revenue of $111.8 million for the same period in 2010, a decrease of $2.3 million, or 2.1%.  Product revenue decreased $1.3 million, or 1.4%.  This change was due to a decrease in IVIG therapy revenue of approximately $5.4 million primarily due to decreased patient volumes.  In addition, anti-infective therapies revenue decreased approximately $1.8 million due to a decrease in acute patient hospital admissions and reduced demand for elective surgeries. These decreases were partially offset by organic revenue growth in other therapies.  Service revenue decreased by $1.0 million, or 4.8%, due to a decrease in certain therapies that require a high degree of related infusion nursing services, a 5% decrease in Medicare home health rates for the calendar year 2011 and TennCare’s 4.25% decrease in reimbursement rates as of July 1, 2011.

Pharmacy Services segment revenue for the three months ended September 30, 2011 was $344.5 million compared to revenue of $329.3 million for the same period in 2010, an increase of $15.2 million, or 4.6%. Product revenue increased $4.1 million, or 1.3%, primarily due to revenue from new managed care contracts, growth in the oncology, arthritis and multiple sclerosis therapies and industry-wide drug inflation.  Service revenue increased $11.1 million, or 68.9%, primarily due to an increase in discount cash card programs sales.

Revenue for the nine months ended September 30, 2011 was $1.3 billion compared to revenue of $1.2 billion for the nine months ended September 30, 2010.

Infusion/Home Health Services segment revenue for the nine months ended September 30, 2011 was $329.4 million, compared to revenue of $264.6 million for the same period in 2010, an increase of $64.7 million, or 24.5%.  Product revenue increased $50.7 million, or 23.1%, as a result of incremental revenue contributed by the legacy Critical Homecare Solutions, Inc. (“CHS”) business, which was acquired March 25, 2010.  Service revenue increased $14.0 million, or 31.3%, as a result of incremental revenue contributed by the CHS acquisition.

Pharmacy Services segment revenue for the nine months ended September 30, 2011 was $1.0 billion compared to revenue of $923.6 million for the same period in 2010, an increase of $81.7 million, or 8.8%.  Product revenue increased $52.7 million, or 6.0%, primarily due to revenue from new managed care contracts, growth in the oncology, arthritis and multiple sclerosis therapies and industry-wide drug inflation.  Service revenue increased $29.0 million, or 62.0%, due to an increase in discount cash card programs sales.

Cost of Revenue and Gross Profit.  Cost of revenue for the three months ended September 30, 2011 was $377.0 million compared to $365.8 million for the same period in 2010.  Gross profit for the three months ended September 30, 2011 was $77.1 million compared to $75.4 million for the same period in 2010, an increase of $1.7 million, or 2.2%. The increase in gross profit dollars was mainly due to growth in discount cash card program volumes.  Gross profit as a percentage of revenue decreased to 17.0% in the three months ended September 30, 2011 from 17.1% in the three months ended September 30, 2010.  This decrease was mainly the result of reduced patient volumes in anti-infective and IVIG therapies, and concurrent organic growth in lower margin therapies. The effect of the changes in therapy mix was partially offset by growth in discount cash card program volumes.

Cost of revenue for the nine months ended September 30, 2011 was $1.1 billion compared to $1.0 billion for the same period in 2010.  Gross profit for the nine months ended September 30, 2011 was $230.5 million compared to $187.8 million for the same period in 2010, an increase of $42.7 million, or 22.7%. Gross profit as a percentage of revenue increased to 17.3% in the nine months ended September 30, 2011 from 15.8% in the nine months ended September 30, 2010.  The increase in gross profit and in gross profit as a percentage of revenue was the result of the acquisition of CHS and growth in discount cash card program volumes.  In addition, the gross profit percentage increased due to our continued focus on those revenue sources which contribute to gross margin improvement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2011 were $60.7 million, or 13.4% of total revenue, compared to $56.0 million, or 12.7% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to a $5.9 million increase in brokers’ fees related to growth in our discount cash card programs and a $1.6 million increase in severance and other employee costs.  The increase was partially offset by a net $2.7 million decrease in salaries and employee benefits, as a result of savings from restructuring efforts.

Selling, general and administrative expenses for the nine months ended September 30, 2011 were $176.8 million, or 13.2% of total revenue, compared to $147.0 million, or 12.4% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to $13.4 million of additional expense related to our expanded operations after acquiring CHS, an increase of $16.9 million in brokers’ fees related to growth in our discount cash card programs and a $1.6 million increase in severance and other employee costs.  These increases were partially offset by a net $5.3 million decrease in salaries and employee benefits, as a result of savings from the restructuring efforts.

Bad Debt Expense. For the three months ended September 30, 2011, bad debt expense was $3.7 million, or 0.8% of revenue, compared to $5.3 million, or 1.2% of revenue, for the same period in 2010.  The decrease of $1.6 million was due to our current collection experience on aged balances.  Bad debt expense in the Pharmacy Services segment decreased but was partially offset by an increase in the Infusion/Home Health Services segment bad debt expense.

For the nine months ended September 30, 2011, bad debt expense was $13.4 million, or 1.0% of revenue, compared to $12.5 million, or 1.1% of revenue, for the same period in 2010.  The increase of $0.8 million was primarily related to the acquisition of CHS and resulting increase in revenue.  Bad debt expense in 2010 includes expense of $1.5 million related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract.

Restructuring Expense.  As a result of the execution of our strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $3.5 million during the three months ended September 30, 2011.  Restructuring expenses during the three months ended September 30, 2011 consisted of approximately $1.4 million of facility-related costs, $1.0 million of third-party consulting costs, $0.4 million of employee severance and other benefit-related costs related to workforce reductions and $0.7 million of other costs.

We incurred restructuring expenses of approximately $8.6 million during the nine months ended September 30, 2011.  Restructuring expenses during the nine months ended September 30, 2011 consisted of approximately $4.1 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.0 million of other costs.

Acquisition and Integration Expenses.  We did not incur acquisition and integration related expenses during the three months ended September 30, 2011.  During the three months ended September 30, 2010, we incurred $0.6 million of costs related to the acquisitions of CHS and DS Pharmacy.  These costs were primarily related to overtime and temporary wage costs and other integration costs associated with the DS Pharmacy acquisition.

We did not incur acquisition and integration related expenses during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, we incurred $6.7 million of costs related to the acquisitions of CHS and DS Pharmacy.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.

Amortization of Intangibles.  During the three months ended September 30, 2011, we recorded amortization of intangible assets of $1.2 million compared to $1.3 million for the prior year.  The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.

During the nine months ended September 30, 2011, we recorded amortization of intangible assets of $4.0 million compared to $2.2 million for the prior year.  The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.

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

During the three and nine months ended September 30, 2011, we recognized zero and $4.8 million of legal settlement expense related to the settlement.

Interest Expense, Net. Net interest expense was $7.1 million for the three months ended September 30, 2011, compared to $8.1 million for the same period in 2010.  The decrease in interest expense was due to a lower average debt balance compared to prior year and more favorable terms from the amended and restated senior secured facility entered into on December 28, 2010.  Interest expense for the three months ended September 30, 2011 included $6.0 million of interest expense related to our $225.0 million of senior unsecured notes and $1.0 million related to the $150.0 million senior secured revolving credit facility.

Net interest expense was $21.5 million for the nine months ended September 30, 2011, compared to $19.5 million for the same period in 2010.  The increase in interest expense was due to a full nine months of interest in 2011 on the debt instruments primarily used to finance the CHS acquisition.  Interest expense for the nine months ended September 30, 2011 included $18.1 million of interest expense related to our $225.0 million of senior unsecured notes and $3.4 million related to the $150.0 million senior secured revolving credit facility.

Income Tax Expense. Income tax expense for the three months ended September 30, 2011 was $0.3 million on pre-tax net income of $0.9 million.  We maintain a valuation allowance against our deferred tax assets.  The effective tax rate for 2011 was less than the statutory rate due to our valuation allowance that is maintained against our deferred tax assets.   Amounts recorded as expense in the quarter also include the tax effect of the amortization of indefinite-lived goodwill and intangibles.  Our income tax expense was $2.1 million for the three months ended September 30, 2010.  The effective tax rate for 2010 was greater than the statutory rate due to state income taxes and other permanent differences.

Income tax expense for the nine months ended September 30, 2011 was $0.2 million on pre-tax net income of $1.4 million.  The effective tax rate for 2011 was less than the statutory rate due to our valuation allowance that is maintained against our deferred tax assets.  Amounts recorded as expense in the nine month period ended September 30, 2011 also include the tax effect of the amortization of indefinite-lived goodwill and intangibles which was recorded on the basis of expected pre-tax income for the year ended December 31, 2011.  Our income tax expense was $2.0 million for the nine months ended September 30, 2010.  The effective tax rate for 2010 was greater than the statutory rate due to certain non-deductible CHS acquisition related costs which were treated as a discrete item for tax purposes.

Net Income (Loss) and Income (Loss) Per Share. Net income for the three months ended September 30, 2011 was $0.5 million, or $0.01 per diluted share.  Net income was $2.0 million, or $0.04 per diluted share, for the same period last year.

Net income for the nine months ended September 30, 2011 was $1.2 million, or $0.02 per diluted share.  Net loss was $2.1 million, or $0.04 per diluted share, for the same period last year.

Non-GAAP Measures.  The following table reconciles GAAP net income (loss) to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA.  EBITDA is net (loss) income adjusted for net interest expense, income tax expense, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow.  Adjusted EBITDA is also a primary objective of the management bonus plan.

Reconciliation between GAAP and Non-GAAP Measures
(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$10,477	$14,942	$33,062	$31,702
Pharmacy Services	15,354	10,731	43,149	31,120
Total Segment Adjusted EBITDA	25,831	25,673	76,211	62,822

Corporate overhead	(6,806)	(7,602)	(22,499)	(23,646)

Consolidated Adjusted EBITDA	19,025	18,071	53,712	39,176

Interest expense, net	(7,063)	(8,122)	(21,503)	(19,515)
Income tax expense	(316)	(2,117)	(211)	(1,981)
Depreciation	(3,088)	(2,404)	(7,824)	(6,211)
Amortization of intangibles	(1,244)	(1,326)	(4,004)	(2,196)
Stock-based compensation expense	(1,731)	(1,097)	(3,982)	(2,726)
Acquisition, integration, severance and other employee costs (1)	(1,581)	(1,040)	(1,581)	(7,139)
Restructuring expense	(3,454)	-	(8,644)	-
Legal settlement	-	-	(4,800)	-
Bad debt expense related to contract termination	-	-	-	(1,483)
Net income (loss)	$548	$1,965	$1,163	$(2,075)

(1) Current year costs primarily related to officer severance. Prior year costs primarily related to the acquisitions of CHS and DS Pharmacy.

Infusion/Home Health Services Segment Adjusted EBITDA decreased during the three months ended September 30, 2011 primarily due to patient volumes in both anti-infective therapies and the IVIG therapy, a decrease in Medicare and TennCare home health reimbursement rates and an increase in the provision for bad debt.  In addition, reimbursement rates on certain managed care contracts which were previously billed as out-of-network provider status contributed to the decrease.

Pharmacy Services Segment Adjusted EBITDA increased due to growth in discount cash card volumes, new managed care contracts, growth in the oncology, arthritis and multiple sclerosis therapies and industry-wide drug inflation.  In addition, the Pharmacy Services segment experienced a reduction in bad debt expense.

Infusion/Home Health Services Segment Adjusted EBITDA increased during the nine months ended September 30, 2011 mainly due to incremental revenue from the CHS acquisition.  The increase was partially offset by reduced reimbursement rates on certain managed care contracts which were previously billed as out-of-network provider status and a decrease in home health reimbursement rates.

Pharmacy Services Segment Adjusted EBITDA increased due to growth in discount cash card program volumes. new managed care contracts, growth in the oncology, arthritis and multiple sclerosis therapies, and industry-wide drug inflation.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $39.5 million during the nine months ended September 30, 2011 compared to $5.9 million during the nine months ended September 30, 2010.  This $33.6 million increase in cash provided by operating activities compared to the prior year was due to a decrease in working capital requirements of $27.2 and an increase of $6.4 million in net income, adjusted for non-cash items such as depreciation and amortization of intangibles.  Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Approximately $39.4 million of the decrease in working capital requirements related to a reduction in inventory due to pharmacy purchasing process improvements.  Approximately $18.1 million of the decrease in working capital requirements related to the change in accrued expenses and other liabilities compared to the prior year.   Accrued expenses and other liabilities was a source of $3.9 million of cash in 2011. Accrued expenses and other liabilities was a use of $14.2 million of cash in 2010 as a result of the acquisition of CHS and resulting cash payments of accrued expenses and other liabilities.  These decreases were offset by an approximate $21.1 million increase in receivables, net of bad debt expense.  This change was driven primarily by an increase in revenue.

Net cash used in investing activities during the nine months ended September 30, 2011 was $7.0 million compared to $104.2 million during the same period in 2010.  This $97.2 million decrease was primarily related to the acquisition of CHS during 2010.

Net cash used in financing activities during the nine months ended September 30, 2011 was $32.6 million compared to $149.3 million provided by financing activities during the same period in 2010.  This $181.9 million decrease was primarily due to the prior year borrowings used to finance the CHS acquisition, partially offset by the prior year payoffs of the long-term debt assumed in the CHS acquisition and our prior line of credit.

At September 30, 2011, we had working capital of $59.6 million compared to $50.1 million at December 31, 2010.  The increase was primarily due to payments made on the line of credit funded by cash from operating activities.

We believe that our cash on hand, together with funds available under the $150.0 million senior secured revolving credit facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months.

The senior secured revolving credit facility matures on March 25, 2015.  Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%.  In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line.  The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million.  As of September 30, 2011, there was an outstanding balance of $49.9 million.  The weighted average interest rate on the facility during each of the three and nine months ended September 30, 2011 was 4.75%, respectively.  The weighted average interest rate on our long term debt, not including the senior unsecured notes, during the three and nine months ended September 30, 2010 was 6.00% and 5.85%, respectively.  We are in compliance with all covenants as of September 30, 2011 and as of the date of filing of this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures.  Based on their evaluation as of September 30, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As was previously disclosed, following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant.  The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government’s investigation in exchange for a release and dismissal of the claims. The resolution is subject to definitive documents and court approval.  The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.

There have been no other material changes to the legal proceedings disclosed in “Part 1 – Item 3. Legal Proceedings” included in our Annual Report on Form 10-K for the year ended December 31, 2010 and as modified by the legal proceedings disclosed in “Part II – Item 1. Legal Proceedings” included in our Quarterly Report on Form 10-Q for the period ending June 30, 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following:

Risks Related to Our Business

The recently enacted Budget Control Act of 2011 may reduce reimbursement rates from governmental payors and adversely affect our Consolidated Financial Statements.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling.  The law included spending cuts of nearly $1 trillion over the next 10 years.  The law further created a Congressional committee that is tasked with recommending a plan that would reduce the federal deficit by another $1.5 trillion over 10 years.  Any such plan may include spending cuts and tax increases.  The committee must recommend a plan to Congress by the end of November 2011, and Congress must act on the recommendations by the end of December 2011.  In the event that the Committee is deadlocked, Congress does not pass the legislation or the President vetoes it, automatic spending cuts will become effective, including a likely 2% cut to Medicare providers.  Changes to Medicare and Medicaid can be considered by the committee, but Medicaid is not subject to the automatic spending cuts.  The committee has full legislative power and thus can recommend both spending changes and structural changes to Medicare and Medicaid.  If funding for Medicare and/or Medicaid is reduced, it could have a material effect on our Consolidated Financial Statements.

Item 6. Exhibits

(a)  Exhibits.

Exhibit 3.1
Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098) which became effective on January 26, 2005)

Exhibit 3.2
Amendment to the Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on June 10, 2010, accession No. 0000950123-10-057214)

Exhibit 3.3
Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2011, accession No. 0001014739-11-000012)

Exhibit 10.1
Amendment to the BioScrip, Inc.  2001 Incentive Stock Plan (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 10, 2011, accession No. 0001014739-11-000033)

Exhibit 10.2
Separation and Release Agreement dated as of October 6, 2011 between Barry A. Posner and BioScrip, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 12, 2011, accession No. 0000950138-11-000539)

Exhibit 31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSCRIP, INC.

Date: November 9, 2011	/s/ Patricia Bogusz
Patricia Bogusz, Vice President of Finance and
Principal Accounting Officer