Form 10-K
period 2011-12-31
BioScrip, Inc.
filed 2012-03-14
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $184,882,882 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On March 8, 2012, there were 55,416,754 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute the recommendations of our strategic assessment and consultations;

•	our ability to consummate the Pharmacy Services Asset Sale; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs, often tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Our Infusion/Home Health Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectible therapies. Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

Our Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated pharmacy benefit management (“PBM”) services, which includes discount cash card programs. These segment operations are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services. The services also include care management programs customized to each patient's care plan in coordination with the patient's physician.

Business Outlook
In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. The strategic assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion/Home Health Services segment and elected to pursue offers for a large portion of our Pharmacy Services segment. As a result, on February 1, 2012, subsequent to the fiscal year-end, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”) and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail and community retail pharmacy store operations.

Pursuant to the terms of the Asset Purchase Agreement, we will receive a total purchase price of approximately $170.0 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. An additional $60.0 million of purchase price may be payable based on events related directly or indirectly to the retention of certain business by the Buyers included in the Pharmacy Services Asset Sale. The purchase price excludes all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale having dates of service prior to the closing date of the Pharmacy Services Asset Sale, which were carried at approximately $55.0 million of net assets based on our Consolidated Balance Sheets as of December 31, 2011 and will be retained by us.
The Pharmacy Services Asset Sale and the other transactions contemplated by the Asset Purchase Agreement are subject to various closing conditions, including the accuracy of representations and warranties and compliance with covenants, receipt of certain contractual consents, receipt of regulatory approvals and other customary closing conditions. During the first quarter of 2012, the transaction received anti-trust clearance under the Hart-Scott-Rodino Act.
The operations subject to the Pharmacy Services Asset Sale represent a significant portion of the net asset value and revenue in the Pharmacy Services operating segment and less than half of the Segment Adjusted EBITDA (as defined in Note 9 of the Notes to the Consolidated Financial Statements) of that operating segment. The proposed transaction would include the sale of 30 community pharmacy locations and certain assets of additional traditional and specialty mail service operations, which constitute all of our operations in the community pharmacy and mail order lines of business. The carrying value of the net assets subject to the Pharmacy Services Asset Sale was approximately $58.8 million at December 31, 2011.

Assuming the Pharmacy Services Asset Sale is consummated, we intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities. Options that we may consider include reducing the revolving credit facility, redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion/Home Health Services operating segment, subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes.

If we consummate the Pharmacy Services Asset Sale discussed above, we expect to undertake a further strategic assessment of our business and operations in order to align our corporate structure with our remaining business operations. As part of these efforts, we may incur significant charges such as the write-down of certain long−lived assets, employee severance, other restructuring type charges, potential cash bonus payments and potential accelerated payments of certain of our contractual obligations, which may impact our future Consolidated Financial Statements.
In addition to the market-based strategic analysis, the assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. Salaries and benefits decreased by $7.7 million during the year ended December 31, 2011 compared to the prior year as a result of the execution of the strategic assessment and related restructuring plan. The full impact of the salaries and benefits reductions are expected to be realized in 2012. We have also recognized cost savings in other areas of the business, such as rent and other facility costs.

Our Strengths

Our company has a number of competitive strengths, including:

 We Have a Local Competitive Market Position within our National Platform and Infrastructure

As of December 31, 2011, we had a total of 110 locations in 29 states plus the District of Columbia, including 30 community pharmacy locations, 32 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies. Our model combines local presence with comprehensive clinical programs for multiple therapies and all delivery technologies (oral, injectable and infusible). We also have the capabilities and payor relationships to distribute pharmaceuticals to all 50 states. We have more than 1,000 Managed Care Organizations (“MCO”) relationships and are one of a limited number of pharmacy and home health services providers that can offer a truly national, integrated and comprehensive approach of managing a patient’s chronic conditions on behalf of his or her MCO, which generally favors fully integrated vendors that can provide high-touch pharmacy solutions to their patients.

Diversified Payor Base with Limited Reliance on Government Payors

We provide prescription drugs, infusion, home health and clinical management services to a broad range of commercial and governmental payors.  For the year ended December 31, 2011, no single payor accounted for more than 11% of consolidated revenue, and Medicare, state Medicaids and other government payors accounted for approximately 22% of combined consolidated revenue.

Effective Care Management Clinical Programs that Produce Positive Clinical Outcomes

We have diversified and comprehensive clinical programs across numerous therapeutic areas, including: chronic kidney disease; Crohn's disease; deep vein thrombosis; Gaucher's disease; growth hormone deficiency; hemophilia; Hepatitis C; HIV/AIDS; immune deficiency; infertility; multiple sclerosis; oncology; osteoarthritis; psoriasis; rheumatoid arthritis; organ transplant; ulcerative colitis; respiratory syncytial virus; infection control; and nutrition abnormalities. We have clinical programs that are designed to improve patient adherence and retention. We handle all specialty pharmaceutical delivery technologies: oral, injectable and infusible. We believe we have earned a positive reputation among all of our stakeholders — patients, physicians, payors and pharmaceutical manufacturers — by providing quality service and favorable clinical outcomes. We believe our platform provides the necessary programs and services for better and more efficient clinical outcomes for our clients.

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

Products and Services

Infusion / Home Health Services

Home Infusion

We are one of the larger providers of home infusion services in the United States. Home infusion involves the preparation, delivery, administration and clinical monitoring of pharmaceutical treatments that are administered to a patient via intravenous (into the vein), subcutaneous (into the fatty layer under the skin), intramuscular (into the muscle) and intra-spinal (into the membranes around the spinal cord) methods. These methods are employed when a physician determines that the best outcome can be achieved through utilization of one or more of the therapies provided through the routes of administration described above.

Diseases commonly requiring infusion therapy include infections that are unresponsive to oral antibiotics, cancer and cancer-related pain, dehydration and gastrointestinal diseases or disorders that prevent normal functioning of the gastrointestinal tract, which require IV fluids, parenteral or enteral nutrition. Other conditions treated with infusion therapies may include chronic diseases such as congestive heart failure, Crohn's disease, hemophilia, immune deficiencies, multiple sclerosis, rheumatoid arthritis, growth disorders and genetic enzyme deficiencies, such as Gaucher's or Pompe's disease.

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
Parenteral Nutrition (PN)
Provide intravenous nutrition customized to the nutritional needs of the patient.  PN is used in patients that cannot meet their nutritional needs via other means due to disease process or as a complication of a disease process, surgical procedure or congenital anomaly.  PN may be used short term or chronically.

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

Chemotherapy
Provide oral, injectable and/or infused medications in the home or the prescriber’s office for the treatment of cancer.  Adjuvant medications may also be provided to minimize the side effects associated with chemotherapy.

Immune Globulin (IVIG) Therapy
Provide immune globulins intravenously or subcutaneously on an as-needed basis in patients with immune deficiencies or auto-immune diseases.  This therapy may be chronic based on the etiology of the immune deficiency.

Pain Management
Provide analgesic medications intravenously, subcutaneously or epidurally.  This therapy is generally administered as a continuous infusion via  an internal or external infusion pump to treat severe pain associated with diseases such as COPD, cancer and severe injury.

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

We currently have relationships with a large number of MCOs and other Plan Sponsors to provide pharmacy products and services, including infusion services. These relationships are primarily at a local or regional level. A key element of our business strategy is to leverage our relationships, geographic coverage, clinical expertise and reputation in order to gain contracts with payors. Our infusion services contracts typically provide for us to receive a fee for preparing and delivering medications and related equipment to patients in their homes. Pricing is typically negotiated in advance on the basis of Average Wholesale Price (“AWP”) minus some percentage of contractual discount, or Average Selling Price (“ASP”) plus some percentage. In addition, we typically receive a per diem payment for the service and supplies component of care provided to patients in connection with infusion services and a visit rate for the associated skilled nursing provided.

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

Pharmacy Services

We own and operate 33 specialty pharmacies, which include community pharmacies and mail order pharmacies.  While all of our locations are able to carry both traditional and specialty medications and are able to treat people with a variety of diseases and medical conditions, we focus on serving patient populations with chronic and acute health conditions, including:

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
Respiratory Syncytial Virus (RSV) Prevention
Provide Synagis®, which is an intramuscular injection to children born prematurely and with incomplete pulmonary and / or cardiac function.  The medication is administered monthly during the flu season each year until the child has sufficient capability to fight the infection.

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

Our bioscripcare™ patient care programs are designed to address the changing nature of chronic patient care by providing the optimal structure of patient care through consistent assessment and intervention, ongoing education and patient support, and adherence and persistence management, which result in improved patient quality of life and outcomes. Also, as part of our normal business operations for refill management, we initiate monthly telephonic interactions with patients during which we gather robust data intended to improve patient health outcomes.

Our programs incorporate Healthcare Effectiveness Data and Information Set, National Committee for Quality Assurance measures and Disease Management Association of America: The Care Continuum Alliance guidelines. Measurement and analysis, as well as improvement and repetition are key components of our regular program reviews. Our programs remain dynamic through our focus on continual improvement. Some of the components of the programs are described below:

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

We provide refill reminders to alert people when a prescription refill is due or to take their daily medication regimen. We proactively contact patients in instances of missed refills and alert physicians and other healthcare providers when the patient cannot be located.  The management methodology applied to each specific therapy constantly evolves to reflect such advances as new available treatments, revised treatment guidelines, and other market developments. Since the inception of these programs, we have observed results that indicate the achievement of higher compliance rates as compared to industry averages and other documented and available metrics.

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

Prescription Discount Card Programs

Our discount cash card services provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications.  Under these discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our mail service pharmacies receive prescription medications at a discounted price as compared to the retail or "cash" price. The discount card programs are designed and marketed by consumer marketing organizations with which we contract.  The marketing organizations receive a broker fee or commission for the sales generated. We contract with a third party PBM to process our cash card claims.

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

Medication Dispensing and Distribution

We carry a full range of prescription medications and are able to dispense nearly all prescription medications, including limited distribution drugs, for acute and chronic diseases and conditions. Our locations carry high cost, hard-to-find and hard-to-handle medications that are generally more expensive or more complex than medications carried by traditional retail pharmacies.

Special shipping and handling techniques in compliance with a manufacturer's specific requirements are often employed, including refrigerated shipping with dry-ice packs. When necessary, we provide the drug product along with supplies and equipment needed for administration.

Our pharmacies also deliver medications to physicians' offices for patient in-office administration. The majority of our business is patient-specific dispensing, whereby we receive a prescription for a medication and bill the appropriate party or parties for reimbursement of the drug, which may include Plan Sponsors, manufacturers and/or the patient. In some instances we deliver drugs on a wholesale basis directly to qualified healthcare professionals or institutions, including physicians and in some cases other specialty pharmacy providers.

Our traditional mail service pharmacy provides patients with medications, primarily for home delivery from our national distribution center located in Columbus, Ohio. Customers may order prescriptions by mail, phone or Internet. For our partners, mail service provides enhanced formulary compliance capabilities as well as the ability to utilize appropriate generic medications, all designed to help save money for Plan Sponsors and patients while maintaining high levels of patient satisfaction.

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

Our comprehensive COB services help patients with multiple sources of insurance and/or government assistance handle complex insurance billing and reimbursement challenges. Traditional retail pharmacies and many of our competitors in the pharmacy arena do not typically provide COB services. We believe providing these services differentiate us from our competitors. We facilitate comprehensive assistance to patients through third party sources in order to identify financial assistance programs and obtain funding for patients who are unable to afford their out-of-pocket expenditures, including co-payments. We also work with a variety of assistance organizations and pharmaceutical manufacturers to obtain this type of funding on behalf of our patients. Co-payments and coinsurance payments are diligently pursued for collection as required unless approved financial hardship exemptions are in effect.

Supply Agreement

Effective August 25, 2009, we entered into a prime vendor agreement with AmerisourceBergen Drug Corporation (“ABDC”), which we subsequently amended in March 2010, June 2010, August 2010, May 2011 and January 2012 pursuant to which we purchase from ABDC the vast majority of all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products.  Under the prime vendor agreement, we participate in ABDC's PRxO Generics™ Program and purchase from ABDC a specified percentage of our requirements for generic pharmaceuticals.   Pricing of pharmaceutical products under the agreement is generally based on published Wholesale Acquisition Costs (“WAC”), less certain discounts, rebates and other adjustments that vary with the type of products being purchased.  The ABDC agreement expires in December 2014 and can be extended for up to two additional years upon mutual written consent of the parties.  In the event of a default by a party, the other party may terminate the agreement upon written notice if such default remains un-remedied.  If the contract is terminated (i) by us, or (ii) by ABDC, after a default by us, an early termination payment would be due from us.

Sales and Marketing

We have over 170 sales representatives and over 1,000 payor relationships including MCOs, pharmacy networks, and government programs such as the Aids Drug Assistance Program ("ADA"), HIV Drug Assistance Program ("HDAP"), Medicare and Medicaid.  Our sales and marketing efforts are focused on payors, manufacturers, patients and physician prescribers, and are driven by dedicated managed care, pharmaceutical relations and physician sales teams. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources. Contracts with Plan Sponsors, including MCOs, are an integral component for sales success. Additionally, contracting with pharmaceutical manufacturers for distribution and management services for newly approved and/or marketed specialty medications continues to contribute to our revenue growth.
Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including “BioScrip”, “BioScripcare”, “Scripmine”, “Scrip Pharmacy”, “Adima”, “Scrip PBM”, “Infoscrip”, “MD Star”, “Critical Homecare Solutions”, “CHS Critical Homecare Solutions”, “Infusion Partners”, “Infusion Care”, “Infusion Solutions, Inc.”, “Infusion Care Systems”, “NE-HT”, "PHCS", “Wilcox Home Infusion” and “Deaconess HomeCare”, each of which has either been registered at the state or federal level or is being used pursuant to common law rights.

Competition

Infusion / Home Health Services

The home infusion and home health services market is largely fragmented with local and regional companies representing the majority of the market, with competition primarily on the basis of service.  Companies strive to differentiate themselves based on responsiveness to customer demands; the commitment to provide flexible, clinically-oriented services; and quality, scope and cost of clinical support programs and services.

Existing and potential competitors within the home infusion market include integrated home healthcare providers such as Option Care, Inc. (a subsidiary of Walgreen Co.), Apria Healthcare Group Inc. (which includes its subsidiary, Coram, Inc.), Critical Care Systems, Inc. and Accredo Health Group, Inc. (both subsidiaries of Medco Health Solutions, Inc.), Omnicare, Inc., various regional providers and local providers of alternate site healthcare services such as hospitals, local home health agencies, and other local providers.

Existing and potential competitors within the home health services market include Gentiva Health Services, Inc., Almost Family, Inc., Amedisys, Inc., LHC Group, Inc. and local providers in our areas of service.

Pharmacy Services

In the pharmacy services market, we compete against large, national PBM companies such as Express Scripts, Inc., Medco Health Solutions, Inc., SXC Health Solutions, Inc., Catalyst Rx (a subsidiary of Catalyst Health Solutions, Inc.) and CVS/Caremark Corp.  We also compete with independent specialty pharmacies and pharmaceutical wholesalers such as US Bioservices, an AmerisourceBergen Specialty Group company.  Finally, we compete with several large health insurers/managed care plans (e.g., Wellpoint Inc., Cigna Corp., Prime Therapeutics, Inc.) and retail pharmacy chains (e.g., Walgreen Co., CVS/Caremark Corp.) which have their own specialty capabilities as well as serve national and regional MCO companies that provide services similar to ours.

Information Technology

Our investment in information technology has been focused on our core infrastructure and systems.  In 2011, we invested in business intelligence capabilities and voice over internet protocol (“VOIP”) to further position ourselves for future growth.

In 2012, we will continue to focus on deploying mobile systems to the field, retiring legacy technology and exploring social media and other forms of communications.. We will also continue to automate our manual processes in the areas of Electronic Data Interchange, reporting and workflow.  In addition, we will focus on other opportunities to streamline and simplify our process flows through a more technology-driven environment.

Financial Information about Segments

Segment financial information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our payors, vendors and referral sources. While our management believes we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and Consolidated Financial Statements. In addition, he Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the "Health Reform Law"), may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the products and services that we provide are reimbursed by Medicare and state Medicaid programs and are therefore subject to extensive government regulation. Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. The Medicare Program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home nursing and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of prescription drugs; Medicare Part C, which generally allows beneficiaries to enroll in private healthcare plans (known as Medicare Advantage plans); and Medicare Part D, established by the Medicare Prescription, Drug, Improvement and Modernization Act of 2003 ("Medicare Modernization Act"), which provides for a voluntary prescription drug benefit.

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

Congress often enacts legislation that affects, positively or negatively, the reimbursement rates of Medicare providers and also may impact Medicaid providers. Generally, Medicare provider payment modifications occur in the context of budget reconciliation; however, Medicare changes also may occur in the context of broader healthcare policy legislation, including the Health Reform Law. In the last several years, Congress has reduced Medicare reimbursement for various providers, including Medicare Part A certified home health agencies, and Medicare Part B suppliers. Recent legislation that has affected our Medicare reimbursement rates for home infusion therapy and Medicare reimbursement rates for home health includes primarily the Medicare Modernization Act and the Deficit Reduction Act of 2005 ("Deficit Reduction Act").

Approximately 22% of our revenue for the year ended December 31, 2011 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While our management believes we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

Medicare Parts B and D

We receive reimbursement for infusion therapy under both Medicare Part B and Medicare Part D. In connection with the enactment of the Medicare Modernization Act, the Centers for Medicare and Medicaid Services ("CMS") promulgated a substantial volume of new regulations implementing the federal government's Voluntary Prescription Drug Benefit Program, known as Medicare Part D. CMS has attempted to clarify issues regarding coverage of infused drugs under Medicare Part D and the relationship with existing coverage under Medicare Part B. In certain cases, both Medicare Parts B and D will cover identical infused drugs. CMS has stated that coverage is generally determined by the diagnosis and the method of drug delivery.

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

The Health Reform Law included a number of additional changes to payment for home health care services, including the following:

•	reinstatement of the 3% home health rural add-on beginning April 1, 2010 (expiring January 1, 2016);

•	market basket adjustment for 2011 to be determined by CMS, offset by a 1% reduction (1% reduction to market based updates set also for 2012 and 2013);

•	revised outlier payment policy beginning in 2011; and

•	a negative 2.71% case mix adjustment.

The impact of these items overall has decreased revenue within the industry.  We believe we have not been affected differently than other companies within the industry.

Medicare Part C - Medicare Advantage

Under Medicare Part C, beneficiaries can choose to enroll with a managed care organization.  Providers who serve these beneficiaries must contract with the applicable managed care organization.  Reimbursement and other requirements imposed on the provider are governed by the agreement with the managed care organization rather than by statute or regulation and as such vary from plan to plan.  Medicare advantage plans are permitted to cover certain services that fee-for-service Medicare does not cover.  We currently have contracts with a number of Medicare advantage plans.

Legislative Changes to Medicare Reimbursement

The Medicare Modernization Act authorized a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. The first round of competitive bidding occurred in nine metropolitan areas around the country. The second round of competitive bidding will be conducted in 91 additional metropolitan statistical areas.  The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016.   While there were several implementation delays, the first round became effective on January 1, 2011 and did not have a material impact on our business.  However, expansion of the program could have a negative impact on our revenue if we are not a successful bidder in many or all of the 91 additional metropolitan areas.

There is legislation currently pending in the House and Senate that would establish Medicare coverage of home infusion therapy and home infusion drugs under Medicare Part B and consolidate coverage under Medicare Part D. Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. It is anticipated that these bills would expand Medicare beneficiary access to the majority of home infusion therapies, but there can be no guarantees as to what will be contained in any final legislation, should it be passed. The Health Reform Law did not change Medicare coverage for home infusion therapy or home infusion drugs.

In the future, Congress could enact changes to Medicare reimbursement affecting home health services, including reducing the annual payment updates to below the current statutory levels, making other modifications for home health agencies in rural areas, adding beneficiary co-payments, requiring additional quality reporting or performance requirements and making broad-based changes to reimbursement for post-acute care settings (which includes nursing homes, inpatient rehabilitation facilities and long term care). The President's proposed budget for 2013 includes the introduction of co-payments for home health services and would adjust the payment rate update.

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

Effective September 26, 2009, First DataBank and Medi-Span agreed to reduce the mark-up factor applied to WAC, on which AWP is based, from 1.25 to 1.20 for the approximately 1,400 drug codes that were the subject of the lawsuits. These AWP publishers also similarly reduced the mark-up factor on all other national drug codes on which they had marked up AWP. This voluntary reduction affected approximately 18,000 national drug codes. First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. As of March 14, 2012, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted. See "Risk Factors - Risks Related to Our Business - Changes in industry pricing benchmarks could adversely affect our financial performance."

Medicaid

We are also sensitive to possible changes in state Medicaid programs as we do business with several state Medicaid programs. Budgetary concerns in many states have resulted in, and may continue to result in, reductions to Medicaid reimbursement and Medicaid eligibility as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by state Medicaid programs for our products or services, or changes in regulations governing such reimbursements, could cause our revenue and profitability to decline and increase its working capital requirements. For further discussion on state Medicaid reductions, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Regulation of the Pharmacy Industry

Pharmacy Regulation

Every state's laws require our pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state's pharmacy licensing authority. Pharmacy and controlled substances laws often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. Our management believes our pharmacy locations materially comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states would be limited, which could have an adverse impact on our business. We believe the impact of any such requirements would be mitigated by our ability to shift business among our numerous locations.

Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of mail service pharmacies and are found to be applicable to us, they could have an adverse effect on our prescription mail service operations.

Laws enforced by the U.S. Drug Enforcement Administration, or DEA, as well as some similar state agencies, require each of our pharmacy locations to register with the DEA in order to handle and dispense controlled substances. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances.
Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe we comply with these laws.

Mail Order Operations

There are other statutes and regulations which may also affect our mail service operations. The U.S. Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the products to be sold, to fill mail orders within 30 days, and to provide clients with refunds when appropriate.

Professional Licensure

Nurses, pharmacists and certain other professionals employed by us are required to be individually licensed and/or certified under applicable state law. We perform criminal and other background checks on employees and are required under state licensure to ensure respective employees possess all licenses and certifications required in order to provide their relevant healthcare-related services. We believe our employees comply with applicable licensure laws.

Food, Drug and Cosmetic Act

Certain provisions of the federal Food, Drug and Cosmetic Act govern the handling and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. We believe we comply in all material respects with all applicable requirements.

Quality Standards/Accreditation

As mandated by the Medicare Modernization Act, in August 2006, CMS issued quality standards for suppliers, which are being applied by independent accredited organizations approved by CMS. As modified by The Medicare Improvements for Patients and Providers Act ("MIPPA"), all Medicare suppliers had to be accredited before October 1, 2009. We believe we have complied with this requirement.

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

Fraud and Abuse Laws

Anti-Kickback Laws

Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal "anti-kickback" law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs (including both traditional Medicaid fee-for-service programs as well as Medicaid managed care programs). Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Our management carefully considers the importance of such anti-kickback laws when structuring each company's operations and believes that each of our respective companies is in compliance therewith.

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

We believe we are in compliance with the legal requirements imposed by the anti-kickback laws and regulations, and we believe there are material and substantial differences between drug switching programs that have been challenged under these laws and the generic substitution and therapeutic interchange practices and formulary management programs offered by us to our Plan Sponsors since no remuneration or other incentives are provided to patients, pharmacists or others. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance"), which is designed to provide voluntary, nonbinding guidance in devising effective compliance programs to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products. The Guidance provides the OIG's view of the fundamental elements of a pharmaceutical manufacturer's compliance program and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. We currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe the fundamental elements of our compliance programs are consistent with the principles, policies and intent of the Guidance.
The Stark Laws

The federal self-referral law, commonly known as the "Stark Law," prohibits physicians from referring Medicare patients for "designated health services" (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Our management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and believes we are in compliance therewith.

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

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Illinois, Indiana, Massachusetts, Michigan, Nevada, Tennessee and Texas. We operate in all nine of these states and we submit claims for Medicaid reimbursement to the respective state Medicaid agencies. We expect the list of states that enact qualifying false claims acts to continue to grow. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. Further, a number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe we have procedures in place to ensure the accuracy of our claims. While we believe we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services, and a material disagreement between us, on the one hand, and these governmental agencies, on the other hand, on the manner in which we provide products or services could have a material adverse effect on our business and Consolidated Financial Statements.
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

We dispense prescription drugs pursuant to orders received through the BioScrip.com web site, as well as other affiliated private label web sites. Accordingly, we may be subject to laws affecting on-line pharmacies. Several states have proposed laws to regulate on-line pharmacies and require on-line pharmacies to obtain state pharmacy licenses. Additionally, federal regulation by the United States Food and Drug Administration ("FDA") or another federal agency of on-line pharmacies that dispense prescription drugs has been proposed. To the extent that such state or federal regulation could apply to our operations, certain of those operations could be adversely affected by such licensure legislation. Our management does not believe that the adoption of any of these internet related laws would have a material adverse effect on our business or operations.

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

Legislation Imposing Plan Design Mandates

Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers (generally, health maintenance organizations ("HMOs") and health insurers). We do not believe the widespread enactment of these regulations would have a material adverse effect on our PBM business.

Consumer Protection Laws

Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. No assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

Comprehensive PBM Regulation

Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced in the past in several states. Since we do not derive significant PBM revenues from business in any particular state,we do not believe such legislation, if currently enacted in a state, would not have a material adverse impact on our operations.

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

The requirements imposed by the Privacy Regulations, the Transactions Standards, and the Security Standards are extensive and have required substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure our policies and procedures are in compliance with the Privacy Regulations, the Transactions Standards and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting and reduced the amount of information we can use or disclose if members do not authorize such uses or disclosures.
Most states also have enacted health information privacy laws, which restrict the use and disclosure of patient health information. In addition, several states recently have enacted pharmacy-related privacy legislation that applies not only to patient records but that also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. In response to concerns about identity theft, many states also have adopted so-called "security breach" notification laws that may impose requirements regarding the safeguarding of personal information such as social security numbers and bank and credit card account numbers, and that impose an obligation to notify persons when their personal information has or may have been accessed by an unauthorized person. Many of these laws apply to our business and have and will continue to increase our burden and costs of privacy and security related regulatory compliance.

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

In addition, there have been a number of lawsuits filed that challenge all or part of the Health Reform Law. A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent. The U.S. Supreme Court has agreed to hear these cases. We cannot predict the ultimate outcome of any of the litigation.   Further, various Congressional leaders have indicated a desire to revisit some or all of the Health Reform Law.  While the Senate voted against repealing the whole Health

Reform Law, there are a number of bills that have been introduced that seek to repeal or change certain provisions of the law.  Because of these challenges, we cannot predict whether any or all of the legislation will be overturned, repealed or modified.

Employees

On March 8, 2012, we had 2,241 full-time, 282 part-time and 886 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

During economic downturns and periods of stagnant or slow economic growth, Federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by our Federal and state government health care coverage programs in which we participate, including Medicare, Medicaid and other Federal or state assistance plans.  Also, a reduction in state Medicaid reimbursement rates could be imposed upon us through amendments to contracts previously negotiated with the government and could adversely affect our revenues and financial results.  Government programs could also slow or temporarily suspend payments on Medicaid obligations, negatively impacting our cash flow and increase our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates. The President's proposed budget for 2013 includes the introduction of co-payments for home health services and would adjust the payment rate update.

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

Contracts within our business generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, WAC and average manufacturer price. Many of our contracts utilize the AWP benchmark.  As a part of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, effective September 26, 2009, both companies announced they would cease publication of the AWP pricing benchmarks at the end of 2011.  First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. Without a suitable pricing benchmark in place many of our contracts will have to be modified and could potentially change the economic structure of our agreements.  As of March 14, 2012, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted.

Competitive bidding could reduce our volumes and profitability.

The Medicare Modernization Act authorized a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. The first round of competitive bidding occurred in nine metropolitan areas around the country. The second round of competitive bidding will be conducted in 91 additional metropolitan statistical areas.  The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016.   While there were several implementation delays, the first round became effective on January 1, 2011 and did not have a material impact on our business.  However, expansion of the program could have a negative impact on our Consolidated Financial Statements.

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

There are approximately 60,000 retail pharmacies in the United States.  All major retail chain pharmacies and a vast majority of independent pharmacies participate in our pharmacy network.  The top ten retail pharmacy chains represent approximately 65% of the total number of stores and over 80% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially and adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Increased ownership of PBMs by retail pharmacy chains could materially and adversely affect our relationships with those pharmacy chains and, accordingly, our Consolidated Financial Statements.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products by our mail service, infusion services and community pharmacies.  See Item 3 – Legal Proceedings for a list of material proceedings pending against us.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We periodically respond to subpoenas and requests for information from governmental agencies. We confirm that we are not a target or a potential subject of a criminal investigation. We cannot predict with certainty what the outcome of any of the foregoing might be or whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of these subpoenas. In addition to potential monetary liability arising from these suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured.  There can be no assurance that such costs will not increase and/or continue to be material to the Company’s performance in the future.

In addition, as we continue our strategic assessment and cost reduction efforts, there is an increased risk of employment and workers compensation-related litigation and/or administrative claim brought against us.  We would defend against any and all such litigation and claims, as appropriate.  We do not believe that any one or more such employment and workers compensation related litigation and claims would have a material adverse effect upon us and our Consolidated Financial Statements; however, there can be no assurance that there would not be a material adverse effect on our Consolidated Financial Statements in any particular reporting period.

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

We have contractual relationships with pharmaceutical manufacturers that provide discounts on certain drugs dispensed from our pharmacies, and pay service fees for other programs and services that we provide. Our business and financial results could be adversely affected if: (i) we were to lose relationships with one or more key pharmaceutical manufacturers; (ii)  discounts decline due to changes in available discounts and/or utilization of specified pharmaceutical products by Plan Sponsors and other clients; (iii) legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates, administrative fees or other discounts or to purchase our programs or services; or (iv) pharmaceutical manufacturers choose not to offer rebates, administrative fees or other discounts or to purchase our programs or services.

We purchase substantially all of our pharmaceutical products from one vendor and a disruption in our purchasing arrangements could adversely impact our business.

We purchase substantially all of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, ABDC, pursuant to a prime vendor agreement. The term of this agreement extends until December 2014, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC's supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our Consolidated Financial Statements may be materially and adversely affected.

A disruption in supply could adversely impact our business

We source pharmaceuticals, medical supplies and equipment from manufacturers, distributors and wholesalers. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time.  Should a supply disruption result in the inability to obtain especially high margin drugs and compound components, our Consolidated Financial Statements could be negatively impacted.

Failure to develop new services may adversely affect our business.

We operate in a highly competitive environment. We develop new services from time to time to assist our clients. If we are unsuccessful in developing innovative services, our ability to attract new clients and retain existing clients may suffer.

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

The Company has committed significant financial and other resources to migrate to a pharmacy dispensing, clinical management and accounts receivable management system for the Pharmacy Services segment that is designed to streamline our business processes, provide improved data reporting, data management, scalability and cash posting and billing and collections.  We have completed the implementation of that system at the vast majority of our community pharmacies. We are considering the implementation of the same system at our mail service operations and remaining community pharmacies in 2012, if the Pharmacy Services Asset Sale is not consummated.  Any delay in the implementation of this system at our mail service operations could result in higher operating costs, additional charges for system design changes or delays in the execution of our strategic plan due to our inability to scale our current operating systems.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our Consolidated Financial Statements.

The collection of accounts receivable is a significant challenge, and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory, there can be no assurance that accounts receivable collectability will remain at current levels.

The Health Reform Law and its implementation could have a material adverse effect on our business.

The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care.  The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies, including the HHS.  It is impossible to predict the outcome of these changes, what many of the final requirements of the Health Reform Law will be, and the net effect of those requirements on us. As such, we cannot predict the impact of the Health Reform Law on our business, operations or financial performance.

In addition, there have been a number of lawsuits filed that challenge all or part of the Health Reform Law.  A number of the lawsuits have been ruled on by federal appeals courts and those rulings were not consistent. The Unites States Supreme Court has agreed to hear these cases. We cannot predict the ultimate outcome of any of this litigation or its impact on us, our business and Consolidated Financial Statements.   Further, various Republican Party Congressional leaders have indicated a desire to repeal or amend some or all of these laws.  While the Senate voted against repealing the whole health care reform law, there are a number of bills that have been introduced that seek to repeal or change certain provisions of the law.  As such, we are unable to predict the final state of the Health Reform Law or its impact on us.

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

Where we do not have preferred or exclusive arrangements with Plan Sponsors, our contracts for reimbursement with Plan Sponsors are often on a perpetual or “evergreen” basis.  These evergreen contracts are subject to termination by a Plan Sponsor’s written notice.  The required notice varies by contract and is typically 30 to 90 days.  Depending on the amount of revenues generated by any single Plan Sponsor or more than one Plan Sponsor in the aggregate, one or more terminations could have a material and adverse effect on our Consolidated Financial Statements.  As of the date of this filing, we are unaware of any intention by one or more Plan Sponsors to terminate or not renew agreement(s) with us such that we would experience a material and adverse effect on our Consolidated Financial Statements.

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

Participation in equity-based joint ventures offer hospitals and other providers an opportunity to more efficiently transfer patients to less expensive care settings, while keeping the patient within its network.  Additionally, it provides many hospitals with a mechanism to invest accumulated profits in a growing sector with attractive margins.

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

We contract with over 80 marketing companies that provide pharmacy discount cash cards to the uninsured and underinsured.  Depending on the amount of revenue generated by any broker agreement, one or more terminations could have a material and adverse effect on our Consolidated Financial Statements.  The brokers we use are typically small, privately held marketing companies.  The two largest brokers generate a significant percentage of the discount cash card business.  We are unaware of any intention by a significant discount cash card broker to terminate or not renew an agreement with us.

Financial difficulties at our third party processor of cash card claims could negatively impact our business.

Our contract with a third party PBM to process discount cash card transactions allows for the timely collections of cash card claims against the third party processor's network pharmacy claims population.  While this can improve claim collection, it also concentrates our credit risk with the third party processor.  Should our third party processor experience financial difficulties or declare bankruptcy, we could suffer increased bad debt expense and reduced operating profit.

Increases in costs to fulfill discount cash card claims could reduce our profitability

The discount cash card portion of our PBM business relies on participating network pharmacies to fulfill drug prescriptions and reimburse us for the utilization of the card. Our fees are based on negotiated rates with the pharmacies. Should these fees decrease, operating profit will be reduced.

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

Our issuance of common stock in the CHS merger will increase the risk that we could experience an “ownership change” in the future that could significantly limit our ability to utilize our net operating losses.

As of December 31, 2011, we had net operating losses, or NOLs, for U.S. federal income tax purposes of approximately $42.7 million. Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year would be increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year.

We did not experience an ownership change upon the issuance of common stock in the CHS merger. However, the issuance of common stock in the merger, together with other issuances of common stock during the applicable three-year period, could cause an ownership change under Section 382 of the Code. As a result, the issuance of our common stock in the merger will increase the risk that we could experience an ownership change during the three-year period following the merger.

If the Pharmacy Services Asset Sale is consummated, the Company may utilize a majority of the NOLs on the transaction. As a result, taxes may return to a more normalized rate.

The Budget Control Act of 2011 may reduce reimbursement rates from governmental payors and adversely affect our Consolidated Financial Statements.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling. The law included spending cuts of nearly $1 trillion over the next 10 years. The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years. The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts, including a likely 2% cut to Medicare providers, will become effective beginning in 2013. Medicaid is exempted from the automatic cuts. Any such reimbursement cuts could have an adverse effect on our Consolidated Financial Statements.

Risks Related to Indebtedness

The significant indebtedness incurred to complete the CHS acquisition imposed operating and financial restrictions on us which, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

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

Our Senior Unsecured Notes and the related guarantees are our, and our guarantor subsidiaries’, general unsecured obligations and are effectively subordinated in right of payment to all of our and our guarantor subsidiaries’ secured indebtedness and obligations, including all indebtedness under the Revolving Credit Facility. If we become insolvent or are liquidated, or if payment under any of the instruments governing our secured debt is accelerated, the lenders under those instruments will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt. Accordingly, our secured indebtedness and obligations, including all indebtedness under the Revolving Credit Facility, is senior to the Senior Unsecured Notes to the extent of the value of the excess collateral securing that indebtedness. In that event, because the Senior Unsecured Notes and the guarantees will not be secured by any of our assets, it is possible that our remaining assets might be insufficient to satisfy claims of holders of the Senior Unsecured Notes in full or at all.

As of December 31, 2011, we had approximately $63.8 million aggregate principal amount of secured indebtedness outstanding under the Revolving Credit Facility. Additionally, under the terms of our prime vendor agreement with our primary drug wholesaler, we granted our primary drug wholesaler a secured second lien in all of our inventory as well as the proceeds thereof. Any additional borrowings pursuant to our existing credit facility would be secured indebtedness, if incurred. Although the indenture governing the Senior Unsecured Notes contains limitations on the amount of additional indebtedness that we may incur, under certain circumstances the amount of such indebtedness could be substantial and, under certain circumstances, such indebtedness may be secured indebtedness and senior in right of payment to the Senior Unsecured Notes.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness, including additional secured indebtedness, in the future. Although the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Revolving Credit Facility permits, among other things, revolving credit borrowings of up to $150.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

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

In addition, upon the occurrence of an Asset Sale, such as the Pharmacy Services Asset Sale, the net proceeds generated from the sale may be used for certain specified purposes within 360 days of receipt, including to repay indebtedness under our Revolving Credit Facility and correspondingly reduce commitments under the facility, to acquire the capital stock or substantially all of the assets of a business that will become a restricted subsidiary of the Company, to make capital expenditures, and to acquire long-term assets that are useful for the operation of the Company's business. If net proceeds exceeding $15 million remain after 360 days following receipt of the  proceeds of the Asset Sale,  we will be required to offer to  purchase  the maximum principal amount of the Senior Unsecured Notes  that may be purchased with such excess proceeds,  at a price equal to 100% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase. Thereafter,  any  proceeds remaining from the Asset Sale  and not used to purchase Senior Unsecured Notes may be used for any appropriate business purpose without restriction.  The foregoing procedures will apply with respect to the net proceeds received from the Pharmacy Services Asset Sale.

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

Risks Related to the Pharmacy Services Asset Sale
If the Pharmacy Services Asset Sale is not consummated, our operations subject to the Pharmacy Services Asset Sale may be adversely affected by negative market perceptions, which may have a material adverse effect on our Consolidated Financial Statements, including the loss of customers and employees.
On February 1, 2012, subsequent to our fiscal year-end, we entered into an Asset Purchase Agreement with the Buyers for the sale of certain of our assets related to our traditional and specialty pharmacy mail operations and community retail pharmacy stores. The Asset Purchase Agreement with the Buyers includes closing conditions, which include among others required regulatory approvals and certain third party consents, and there is no assurance that the Pharmacy Services Asset Sale will close. If we are unable to close the Pharmacy Services Asset Sale, the operations subject to the Pharmacy Services Asset Sale may be materially and adversely affected, as the public announcement of the proposed Pharmacy Services Asset Sale (1) may have eliminated other options which we might have in respect of managing the operations subject to the Pharmacy Services Asset Sale going forward (2) has resulted, and is expected to continue to result, in the termination of employment of certain personnel of the Company and such loss of personnel could adversely affect the our ability to continue to manage the operations subject to the Pharmacy Services Asset Sale and (3) may adversely impact our relationships in the markets and industries in which it operates. In addition, if the Pharmacy Services Asset Sale is not consummated, we may experience negative reactions from the financial markets and our stockholders, potential investors, customers and employees. Each of these factors may also adversely affect the trading price of our common stock and our business, financial condition and Consolidated Financial Statements.
If the Pharmacy Services Asset Sale is not consummated, we will have incurred substantial costs that may adversely affect our business, Consolidated Financial Statements and the market price of our common stock.
We have incurred and will incur substantial transaction costs and expenses in connection with the Pharmacy Services Asset Sale. These costs are primarily associated with the fees of our financial advisors and attorneys. In addition, Company personnel will have devoted a substantial part of their business time to negotiating and completing the Pharmacy Services Asset Sale, which diverts their attention from other aspects of managing the Company's various businesses. If the Pharmacy Services Asset Sale is not consummated, we will have incurred significant costs for which we will have received little or no benefit.
Even if the Pharmacy Services Asset Sale is consummated, we may still face liabilities and expect to incur significant costs relating to our business, and the Pharmacy Services Asset Sale.
After the consummation of the Pharmacy Services Asset Sale, we will still be subject to potential liabilities relating to historical business operations and the Pharmacy Services Asset Sale. Under the terms of the Pharmacy Services Asset Sale, we are retaining and will be responsible for most historical liabilities of the operations subject to the Pharmacy Services Asset Sale. In addition, we are obligated to indemnify the Buyers against certain potential liabilities and for breaches of representations, warranties and covenants under the Asset Purchase Agreement. Following the completion of the Pharmacy Services Asset Sale, we will have limited personnel and assets to fulfill any potential obligations. We may also be subject to claims by, and liabilities to, various stakeholders or other parties, including counterparties, regulatory authorities and employees, resulting from the conduct of the operations subject to the Pharmacy Services Asset Sale prior to the consummation of the Pharmacy Services Asset Sale.
The Asset Purchase Agreement contains certain restrictions which may adversely affect our operations.
Assuming satisfaction of the closing conditions contained in the Asset Purchase Agreement with the Buyers, we anticipate consummating this transaction in April 2012. Until the consummation of the Pharmacy Services Asset Sale, we will continue operating the operations subject to the Pharmacy Services Asset Sale. Under the Asset Purchase Agreement with the Buyers, we will need to obtain their consent with respect to actions outside of the ordinary course of business and past practice relating to the operations subject to the Pharmacy Services Asset Sale, which could prevent us from taking certain actions we would take if we were intending to retain the operations subject to the Pharmacy Services Asset Sale indefinitely, which may adversely affect the operations subject to the Pharmacy Services Asset Sale.
Acquisitions, strategic investments and strategic relationships involve certain risks
We intend to pursue opportunistic strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully integrate any operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.
There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities once the Pharmacy Services Asset Sale is consummated.
If the Pharmacy Services Asset Sale is consummated, we intend to explore strategic alternatives and identify new business acquisition opportunities. There is no assurance that we will be able to identify such new business acquisition opportunities or strategic alternatives in which we may redeploy our assets and the proceeds of the Pharmacy Services Asset Sale. If we are unable to identify new business opportunities or acquire suitable acquisition candidate(s), we may incur negative cash flows, and our Consolidated Financial Statements and stock price may suffer.

We may incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.
If the Pharmacy Services Asset Sale is consummated, our management intends to identify, analyze and evaluate potential new business opportunities, including possible acquisition and merger candidates. We may incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.
Infusion expansion involves certain regulatory risks
The Company is expanding its infusion presence which may expose the Company to regulatory and governmental risks. The infusion services industry in many states is heavily regulated. The varying compliance requirements of these different regulatory jurisdictions and other factors may limit our ability to successfully conduct or expand our business. Additionally, the expansion into new locations involves substantial operational and execution risk. We may not be able to manage these risks effectively.
Failure to collect accounts receivable related to operations subject to the Pharmacy Services Asset Sale

The Pharmacy Services Asset Sale excludes the sale of accounts receivable related to the business as of closing. Once we no longer service patients due to the sale, it may become more difficult to collect outstanding accounts receivable. While we are taking steps to mitigate this risk, should we experience lower than historical collection rates, our bad debt expense attributable to discontinued operations may increase.

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

Corporate Offices	Community and Infusion Pharmacies and Home Nursing Locations (2)

Elmsford, NY	Alabama	Indiana
Conshohocken, PA (1)	Birmingham	Indianapolis (two locations) (4)
Eden Prairie, MN	California	Kentucky
	Burbank	Lexington
Mail Operations	San Diego	Louisiana
	San Francisco (3)	Baton Rouge
Columbus, OH	Sherman Oaks	Covington Area
Burbank, CA (2)	West Hollywood	Elmwood
Lake Success, NY (2)	Connecticut	Maine
	Berlin	Auburn
	Cromwell	Maryland
	Milford	Baltimore
	Vernon	Massachusetts
	District of Columbia	Boston
	Washington, D.C.	Southborough
	Florida	Michigan
	Ft. Lauderdale	Auburn Hills
	Miami Beach	Minnesota
	Melbourne	Minneapolis
	North Venice	Mississippi
	Orlando	Biloxi (two locations)
	Pompano Beach	Brookhaven (two locations)
	St. Petersburg	Columbia
	Tampa Bay (two locations)	Gulfport
	West Palm Beach	Hattiesburg (four locations)
	Georgia	Jackson
	Atlanta	Laurel
	Brunswick	Lucedale (two locations)
	Savannah	Magee
	Illinois	Meridian
	Chicago (3)	Natchez
	Moline	Pascagoula

Community and Infusion Pharmacies and Home Nursing Locations (2)

Mississippi (continued)	Tennessee
Pearl	Baxter
Picayune	Fayetteville (four locations)
Vicksburg	Jackson
Waynesboro	Knoxville
Missouri	Lexington
Kansas City	Memphis (two locations)
St. Louis	Mt. Juliet
Nevada	Nashville (two locations)
Las Vegas (3)	Oneida
New Hampshire	Savannah
Bedford	Selmer
Concord	Waynesboro
New Jersey	Texas
Morris Plains	Dallas (two locations)
New York	Grand Prairie
Bronx	Houston (two locations)
Hawthorne	Vermont
Lake Success	Rutland
New York	Washington
Ohio	Seattle
Akron	Wisconsin
Cincinnati	Milwaukee (3)
Sylvania
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

On March 31, 2009, Professional Home Care Services, Inc., or PHCS, which is one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. We believe Alexander Infusion's claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the Merger Agreement, subject to certain limits, the former CHS Stockholders agreed to indemnify us in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.

As was previously disclosed, following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. The resolution is subject to definitive documents and court approval. The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.

Item 4.	Mine Safety Disclosures
Item not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the Nasdaq Global Market under the symbol “BIOS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2011	First Quarter	$5.52	$4.06
	Second Quarter	$7.85	$4.19
	Third Quarter	$7.53	$5.00
	Fourth Quarter	$7.05	$5.05

2010	First Quarter	$8.90	$6.29
	Second Quarter	$9.84	$5.17
	Third Quarter	$6.75	$4.12
	Fourth Quarter	$6.09	$4.00

As of March 8, 2012, there were 248 stockholders of record of our Common Stock in addition to approximately 5,400 stockholders whose shares were held in nominee name. On March 8, 2012 the closing sale price of our Common Stock on the Nasdaq Global Market was $6.62.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph set forth below compares, for the five-year period commencing December 31, 2006 and ending December 31, 2011, the total cumulative return to holders of our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include CHS, beginning March, 2010, and DS Pharmacy, beginning July, 2010.

	December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
	(in thousands)
Working capital	$71,695	$50,137	$91,078	$58,844	$49,213
Total assets	$677,102	$663,986	$287,220	$246,957	$296,822
Long-term debt	$293,459	$306,469	$30,389	$50,411	$33,778
Stockholders' equity	$215,279	$200,101	$155,793	$95,537	$166,203

	Year Ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Revenue (1)	$1,818,026	$1,638,623	$1,329,525	$1,401,911	$1,197,732
Gross profit	$312,303	$260,417	$157,822	$142,170	$137,015
Acquisition and integration expenses (2)	$—	$7,118	$1,774	$—	$—
Restructuring expense (3)	$8,885	$3,495	$—	$—	$—
Legal settlement (4)	$4,800	$3,893	$—	$795	$—
Goodwill and intangible impairment (5)	$—	$—	$—	$93,882	$—
Net income (loss) (6)	$7,872	$(69,142)	$54,099	$(74,032)	$3,317
Net income (loss) per basic share	$0.14	$(1.37)	$1.39	$(1.93)	$0.09
Net income (loss) per diluted share (7)	$0.14	$(1.37)	$1.36	$(1.93)	$0.09
Weighted average shares outstanding used
in computing:
basic income (loss) per share	54,505	50,374	38,985	38,417	37,647
diluted income (loss) per share	55,150	50,374	39,737	38,417	38,491

(1)	Revenue included the following:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Competitive Acquisition Program ("CAP")	$—	$—	$—	$71.2	$43.9
United Healthcare ("UHC") HIV/AIDS and solid organ transplant	$—	$—	$23.3	$116.6	$53.2
PBM customer contract expirations	$—	$—	$—	$—	$15.0

The CAP program ended December 31, 2008.  The UHC HIV/AIDS and solid organ transplant program ended the first quarter of 2009.  Certain PBM customer contracts ended in 2007.

(2)	Expenses in 2010 related to the acquisitions and integrations of CHS and DS Pharmacy. Expenses in 2009 related to the acquisition of CHS.

(3)	These costs were related to our strategic assessment and related restructuring plan.

(4)
The 2011 costs were the result of a pending settlement with the U.S. Office of the Inspector General (“OIG”). See Note 8 of the Notes to the Consolidated Financial Statements for further information. The 2010 costs were the result of an independent arbitration award against the Company in a lawsuit brought by the sellers of Northland Medical Pharmacy, which was purchased in late 2005 by Chronimed Holdings, Inc., a   wholly-owned subsidiary of the Company.  The 2008 costs were related to a civil settlement with the OIG which was self-reported by the Company through its compliance program in late 2006.

(5)
These costs include a $90.0 million charge related to the impairment of goodwill in the Pharmacy Services segment and a $3.9 million charge related to the write-off of intangible assets, including customer lists and non-compete agreements.

(6)
Net income (loss) in 2010 included a $47.7 million income tax expense charge, primarily related to the recognition of a valuation allowance on deferred tax assets.  Net income (loss) in 2010 also includes a $9.6 million loss on extinguishment of debt associated with the refinancing of our senior secured facility in December 2010.  Net income (loss) in 2009 includes a $40.6 million tax benefit, primarily relating to the reversal of the valuation allowance on deferred tax assets.

(7)	The 2010 and 2008 net loss per diluted share excludes the effect of all common stock equivalents, as their inclusion would be anti-dilutive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995

This report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute the recommendations of our strategic assessment and consultations;

•	our ability to consummate the Pharmacy Services Asset Sale; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties in the implementation and conversion of our new pharmacy systems;

•	increases or other changes in the Company’s acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of December 31, 2011, we had a total of 110 locations in 29 states plus the District of Columbia, including 30 community pharmacy locations, 32 home nursing locations, three mail service facilities and 45 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, a patient's physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Our business is currently reported under two segments: Infusion/Home Health Services and Pharmacy Services. These two segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

The Infusion/Home Health Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectible therapies. Home health services include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

Since the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in March, 2010, we have implemented certain managed care contracts across the integrated Infusion/Home Health Services segment. The contracted rates have reduced reimbursement levels compared to the out-of-network reimbursement levels received prior to June, 2010, when we began the process of moving certain out-of-network payors under national contracts. On a year-over-year basis, the contracts have reduced net revenue per patient in certain therapies and drug classes and, correspondingly, our gross profit margin and Segment Adjusted EBITDA, as defined below. However, the contract relationship allows greater access to more insured lives. We have seen sequential and year-over-year volume trends increase from these contracted relationships. Over the next year, we anticipate there will be continued growth in patient volume related to these contracts, with the opportunity to improve product mix in order to mitigate the impact to gross margin.

The Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated PBM services, which includes discount cash card programs. These segment operations are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services. The services also include care management programs customized to each patient's care plan in coordination with the patient's physician.

On a comparative basis, the Infusion/Home Health Services segment has historically maintained a higher gross margin as a percent of revenue than the Pharmacy Services segment. However, due to costs associated with the management of the large number of care professionals involved in delivering services, the Infusion/Home Health Services segment also operates at a higher operating expense to revenue ratio.

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. Salaries and benefits decreased by $7.7 million during the year ended December 31, 2011 compared to the prior year as a result of the execution of the strategic assessment and related restructuring plan. The full impact of the salaries and benefits reductions are expected to be realized in 2012. We have also recognized cost savings in other areas of the business, such as rent and other facility costs.

In addition to addressing corporate overhead, the strategic assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion/Home Health Services segment and elected to pursue offers for a large portion of our Pharmacy Services segment. As a result, on February 1, 2012, subsequent to the fiscal year-end, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”)and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail and community retail pharmacy store operations.

Pursuant to the terms of the Asset Purchase Agreement, we will receive a total purchase price of approximately $170.0 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. An additional $60.0 million of purchase price may be payable based on events related directly or indirectly to the retention of certain business by the Buyers included in the Pharmacy Services Asset Sale. The purchase price excludes all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale having dates of service prior to the closing date of the Pharmacy Services Asset Sale, which were carried at approximately $55.0 million of net assets based on the Consolidated Balance Sheets as of December 31, 2011, and will be retained by us.
The Pharmacy Services Asset Sale and the other transactions contemplated by the Asset Purchase Agreement are subject to various closing conditions, including the accuracy of representations and warranties and compliance with covenants, receipt of certain contractual consents, receipt of regulatory approvals and other customary closing conditions. During the first quarter of 2012, the transaction received anti-trust clearance under the Hart-Scott-Rodino Act.
The operations subject to the Pharmacy Services Asset Sale represent a significant portion of the net asset value and revenue in the Pharmacy Services segment and less than half of the Segment Adjusted EBITDA of that segment. The proposed transaction would include the sale of 30 community pharmacy locations and certain asset of three traditional and specialty mail service operations, which constitute all of our operations in the community pharmacy and mail order lines of business. The carrying value of the net assets subject to the Pharmacy Services Asset Sale was approximately $58.8 million at December 31, 2011.

Assuming the Pharmacy Services Asset Sale is consummated, we intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities. Options that we may consider include reducing the revolving credit facility, redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion/Home Health Services segment, subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes.
If we consummate the Pharmacy Services Asset Sale discussed above, we expect to undertake a further strategic assessment of our business and operations in order to align our corporate structure with our remaining business operations. As part of these efforts, we may incur significant charges such as the write-down of certain long−lived assets, employee severance, other restructuring type charges, potential cash bonus payments and potential accelerated payments of certain of our contractual obligations, which may impact our future Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009

Revenue	$1,263,546	$1,207,926	$1,124,811

Gross profit	$96,723	$99,920	$109,297

Regulatory Matters Update

Approximately 22% of revenue for the year ended December 31, 2011 was derived directly from Medicare, state Medicaid programs or other government payors. Also, we provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

State Medicaid Programs

In 2011, increased Medicaid spending, combined with slow state revenue growth, led many states to institute measures aimed at controlling spending growth. Spending cuts have taken many forms including reducing eligibility and benefits, eliminating certain types of services, and provider reimbursement reductions. In addition, some states are moving beneficiaries to managed care programs in an effort to reduce costs.

No single state Medicaid program represents greater than 2% of our consolidated revenue for the year ended December 31, 2011 and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We did incur a 4.25% reimbursement cut in 2011 from TennCare, the state of Tennessee Medicaid program, for certain home health services, and we will incur a second 4.25% TennCare rate cut in the Infusion/Home Health Services segment effective January 1, 2012. We also incurred a 2% reimbursement cut from the New York Medicaid program in 2011.

Changes to Medi-Cal, the state of California's Medicaid program, were approved by the Centers for Medicare and Medicaid Services (“CMS”) in October, 2011. These changes generally reduce rates by approximately 10%, with many of the reductions retroactive to June 1, 2011. The impact of these changes cannot be predicted with certainty because they are the subject of a number of lawsuits. Preliminary injunctions have been issued that temporarily block the state from implementing the rate reductions, but we cannot predict whether the court will ultimately determine to issue permanent injunctions.

Other states have announced plans to cut reimbursements in 2012 but none have been finalized. Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

Medicare

Federal efforts to reduce Medicare spending are expected to continue in 2012. Congress first passed the Patient Protection and Affordable Care Act ("PPACA"), and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a Super Committee that was tasked with proposing legislation by November 23, 2011. Because the Super Committee did not act, automatic Medicare cuts will go into effect.  It is not possible to estimate at this time how such cuts would affect our results of operations, but we do expect reimbursement pressures to continue.  Thus far, we have been impacted by CMS rule revisions which reduced reimbursement rates applicable to the home health division of our business. In November 2010, the CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%. This reduction resulted in a decrease in our Infusion/Home Health segment revenue and gross profit by approximately $1.9 million for the year ending December 31, 2011.  In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  Our estimates suggest that the 2012 final rule will reduce our Infusion/Home Health segment revenue and gross profit by

$1.8 million on an annual basis compared to 2011 assuming no changes in the mix or volume of patients that we serve.  Further cuts are expected in 2013.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting estimates and judgments made in the preparation of our Consolidated Financial Statements.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  We provide a variety of therapies to patients.  For infusion-related therapies, we frequently provide multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, we concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service. The Company allocates revenue consideration based on the relative fair value as determined by the Company's best estimate of selling price to separate the revenue where there are multiple deliverables under one revenue arrangement.

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

Revenue generated under discount cash card agreements is recognized when the discount cash card is used to purchase a prescription drug. The revenue is based on contractual rates per transaction. Broker fees associated with the marketing of the discount cash cards are incurred and recognized at the time the card is used and classified as selling, general and administrative expense in the Consolidated Statements of Operations.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   The Company reviews the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table sets forth the aging of our December 31, 2011 and December 31, 2010 net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2011
	0 - 180 days	Over 180 days	Total
Government (1)	$36,498	$5,477	$41,975
Commercial (1)(2)(3)	175,730	21,504	197,234
Patient	6,348	2,583	8,931
	$218,576	$29,564	248,140
Allowance for doubtful accounts			(22,728)
Total			$225,412
As of December 31, 2010
	0 - 180 days	Over 180 days	Total
Government (1)	$34,610	$4,988	$39,598
Commercial (1)(2)(3)	149,022	12,001	161,023
Patient	6,985	2,537	9,522
	$190,617	$19,526	210,143
Allowance for doubtful accounts			(16,421)
Total			$193,722

(1)
Government includes $2.5 million and $3.5 million and commercial includes $0.9 million and $1.3 million of accounts receivable and allowance for doubtful accounts related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract as of December 31, 2011 and 2010, respectively.

(2)
Commercial includes one pharmacy network agreement under which various Plan Sponsors are served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 21% and 25% of the Company's total accounts receivable balance as of December 31, 2011 and 2010, respectively.

(3)
Commercial balances over 180 days old increased from $12.0 million at December 31, 2010 to $21.5 million at December 31, 2011.  This increase of $9.5 million is partially due to increased infusion revenue mix and claims billed under medical plans which customarily take longer to collect than traditional pharmacy claims.  In addition, patient balances have grown as employers have raised deductibles and copays on company sponsored plans.  Concurrent  to these increases, we have also increased the allowance for bad debts by $6.3 million over the same period to provide for risk of collection on these aged balances.

Allowance for Contractual Discounts

We are reimbursed by Plan Sponsors for products and services we provide. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  We monitor revenue and receivables from Plan Sponsors on an account-specific basis and record an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a majority of our revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of our revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  We do not believe these changes in estimates are material.

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

The goodwill valuation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill.  The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.  We use a third party valuation specialist to assist in the annual impairment valuation.

As of December 31, 2011, our reporting units include goodwill of $299.6 million and indefinite lived assets of $15.4 million in the Infusion/Home Health reporting unit and goodwill of $24.5 million in the Pharmacy Services reporting unit. The goodwill of the Infusion/Home Health reporting unit was recorded as a result of the acquisition of CHS in March 2010.  In performing an annual evaluation of goodwill, a reporting unit fair value is determined based on discounted future cash flows and a market-based comparison to industry peers.  Significant estimates used in a fair value determination include future forecasted earnings and the working capital requirements of the business to generate estimated cash flows.  Carrying values are determined based on the specific assets and liabilities of each reporting unit and allocations of corporate assets, liabilities and expenses. If future cash flows do not achieve estimated levels, goodwill could be become impaired in future periods.

As of December 31, 2011, indefinite lived intangible assets included $9.6 million in certificates of need and $5.8 million of trademarks acquired in the CHS transaction. These intangible assets are evaluated for impairment using techniques similar to the goodwill valuation described above.

Definite lived intangible assets are also evaluated to determine if the carrying value of those assets is recoverable.  As of December 31, 2011, definite lived intangible assets included $4.0 million in trademarks, trade names and customer relationships acquired in the CHS transaction.  Definite lived intangible assets also included $5.8 million in assets related to the acquisition of the prescription pharmacy business from DS Pharmacy. The value of these assets is determined based largely upon discounted cash flows.  If future cash flows do not achieve estimated levels, intangible assets could become impaired in future periods.

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

Accounting for Stock-Base Compensation

Compensation cost for all share-based payments are based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  The fair value of each option award is estimated on the date of grant using a binomial option-pricing model that uses the following assumptions: (i) expected volatility is based on the historical volatility of our stock, (ii) the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, and (iii) the expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise and employee termination assumptions under the valuation model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period.  We expense restricted stock awards based on vesting requirements, including time elapsed, market conditions, and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. We expense stock appreciation right ("SAR") awards based on vesting requirements.  In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. As of December 31, 2011, we are not involved in any unconsolidated special purpose entities or variable interest entities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported Consolidated Financial Statements.

Results of Operations

The following discussion is based on the Consolidated Financial Statements of the Company. It compares our annual results of operations with the prior year results of operations.

Year ended December 31, 2011 vs. December 31, 2010

	Year Ended December 31, (in thousands)
	2011		2010		Change
Revenue	$1,818,026		$1,638,623		$179,403
Gross profit	$312,303	17.2%	$260,417	15.9%	$51,886
Income from operations	$37,501	2.1%	$15,794	1.0%	$21,707
Interest expense, net	$28,306	1.6%	$27,647	1.7%	$659
Income (loss) before income taxes	$9,195	0.5%	$(21,414)	(1.3)%	$30,609
Net income (loss)	$7,872	0.4%	$(69,142)	(4.2)%	$77,014

Revenue. Revenue for the year ended December 31, 2011 was $1.8 billion compared to revenue of $1.6 billion for the year ended December 31, 2010.

Infusion/Home Health Services segment revenue for the year ended December 31, 2011 was $451.0 million, compared to revenue of $377.2 million for the same period in 2010, an increase of $73.8 million, or 19.6%. Product revenue increased $60.7 million, or 19.5%, as a result of incremental first quarter revenue contributed by the legacy Critical Homecare Solutions, Inc. (“CHS”) business, which was acquired March 25, 2010. Service revenue increased $13.1 million, or 20.1%, as a result of incremental revenue contributed by the CHS acquisition. This increase was partially offset by a $2.3 million revenue reduction resulting from a 5% decrease in Medicare home health rates for the calendar year 2011 and TennCare's 4.25% decrease in reimbursement rates as of July 1, 2011. Excluding first quarter incremental revenue associated with the acquired CHS business, our Infusion/Home Health Services segment revenue increased $10.5 million, or 2.8%, over the prior period as a result of overall volume growth.

Pharmacy Services segment revenue for the year ended December 31, 2011 was $1.4 billion compared to revenue of $1.3 billion for the same period in 2010, an increase of $105.6 million, or 8.4%. Product revenue increased $54.3 million, or 4.5%, primarily due to revenue from new managed care contracts, growth in the oncology, rheumatoid arthritis and multiple sclerosis therapies and industry-wide drug inflation. Service revenue increased $51.3 million, or 78.6%, due primarily to an increase in discount cash card programs sales.

Cost of Revenue and Gross Profit. Cost of revenue for the year ended December 31, 2011 was $1.5 billion compared to $1.4 billion for the same period in 2010. Gross profit for the year ended December 31, 2011 was $312.3 million compared to $260.4 million for the same period in 2010, an increase of $51.9 million, or 19.9%. Gross profit as a percentage of revenue increased to 17.2% in the year ended December 31, 2011 from 15.9% in the year ended December 31, 2010. The increase in gross profit and in gross profit as a percentage of revenue was the result of the acquisition of CHS, which favorably impacted gross margin rates, and growth in discount cash card program volumes.

Since the acquisition of CHS, we have implemented certain managed care contracts across the integrated Infusion/Home Health Services segment. The contracted rates have reduced reimbursement levels compared to the out-of-network reimbursement levels received prior to June, 2010, when we began the process of moving certain out-of-network payors under national contracts. On a year-over-year basis, the contracts have reduced net revenue per patient in certain therapies and drug classes and, correspondingly, our gross profit margin. However, the contract relationship allows greater access to more insured lives. We have seen sequential and year-over-year volume trends increase from these contracted relationships. Over the next year, we anticipate there will be continued growth in patient volume related to these contracts, with the opportunity to improve product mix in order to mitigate the impact to gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2011 were $237.3 million, or 13.1% of total revenue, compared to $207.0 million, or 12.6% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to $11.6 million of additional expense related to our expanded operations after acquiring CHS, an increase of $20.7 million in brokers' fees related to growth in our discount cash card programs and a $1.9 million increase in severance and other employee costs. Due to costs associated with the management of the large number of care professionals involved in delivering services, the Infusion/Home Health Services segment operates at a higher operating expense to revenue ratio. These increases were partially offset by a net $7.7 million decrease in salaries and employee benefits, as a result of savings from the restructuring efforts.

Bad Debt Expense. For the year ended December 31, 2011, bad debt expense was $18.7 million, or 1.0% of revenue, compared to $19.3 million, or 1.2% of revenue, for the same period in 2010. Bad debt expense in 2010 included expense of $2.7 million related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract. Excluding the CAP costs, bad debt expense increased by $2.1 million primarily related to the acquisition of CHS and the resulting increase in revenue and also due to increased write-offs associated with aged patient copays.

Acquisition and Integration Expenses. We did not incur acquisition and integration related expenses during the year ended December 31, 2011. During the year ended December 31, 2010, we incurred $7.1 million of costs related to the acquisitions of CHS and DS Pharmacy. These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS and overtime and temporary wage costs and other integration costs associated with the acquisition of DS Pharmacy.

Restructuring Expense. As a result of the execution of our strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $8.9 million during the year ended December 31, 2011. Restructuring expenses during the year ended December 31, 2011 consisted of approximately $4.2 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.2 million of other costs. Restructuring expenses during year ended December 31, 2010 consisted of approximately $2.3 million of employee severance and other benefit-related costs related to workforce reductions and $1.2 million of third-party consulting costs. A large part of the consulting costs and other costs were associated with the analysis of our assets and their long-term strategic value relative to other assets in which we could invest. The result of this assessment was to explore offers for the majority of the Pharmacy Services segment and culminated in the Asset Purchase Agreement providing for the sale of the Company's traditional and specialty pharmacy mail operations and community pharmacies to Walgreen Co. and certain of its subsidiaries.

Amortization of Intangibles. During the year ended December 31, 2011, we recorded amortization of intangible assets of $5.2 million compared to $3.8 million for the prior year. The amortization related to the intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.

Legal Settlement. Following responses to government subpoenas and discussions with the government, in May 2011, we were advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming us as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  We have negotiated an agreement in principle to resolve all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. The resolution is subject to definitive documents and court approval. We have to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.  During the year ended December 31, 2011, we recognized $4.8 million of legal settlement expense related to the settlement.

During 2011, we also incurred approximately $0.6 million of expenses in responding to subpoenas and requests for information from governmental agencies.

During the year ended December 31, 2010, we recognized $3.9 million of legal settlement costs.  These costs were the result of an independent arbitration award against the Company in a lawsuit brought by JPD, Inc. and James P. DiCello, the sellers of Northland Medical Pharmacy (“Northland”), which was purchased in late 2005 by Chronimed Holdings, Inc. (“Chronimed”), a wholly-owned subsidiary of the Company.

Interest Expense, Net. Net interest expense was $28.3 million for the year ended December 31, 2011, compared to $27.6 million million for the same period in 2010. The increase in interest expense was due to a full year of interest in 2011 on the debt instruments primarily used to finance the CHS acquisition. Interest expense for the year ended December 31, 2011 included $24.1 million of interest expense related to our $225.0 million of senior unsecured notes and $4.4 million related to the $150.0 million senior secured revolving credit facility.

Loss on Extinguishment of Debt. We did not incur a loss on extinguishment of debt during the year ended December 31, 2011. During the year ended December 31, 2010, we wrote off $9.6 million of deferred financing costs and other fees associated with our original senior secured facility, which was paid off and replaced with the amended and restated facility in December 2010.

Income Tax Expense. Income tax expense for the year ended December 31, 2011 was $1.3 million on pre-tax net income of $9.2 million.  Our income tax expense was $47.7 million for the year ended December 31, 2010 on a pre-tax net loss of $21.4 million. The income tax expense was mainly a result an increase in the deferred tax liability related to tax deductible goodwill that has an indefinite life for financial reporting purposes.  The decrease in income tax expense versus the prior year was due primarily to the establishment of a valuation allowance against deferred tax assets of $54.0 million during 2010.

Net Income (Loss) and Income (Loss) Per Share. Net income for the year ended December 31, 2011 was $7.9 million, or $0.14 per diluted share. Net loss was $69.1 million, or $1.37 per diluted share, for the same period in the preceding year.

Year ended December 31, 2010 vs. December 31, 2009

	Year Ended December 31, (in thousands)
	2010		2009		Change
Revenue	$1,638,623		$1,329,525		$309,098
Gross profit	$260,417	15.9%	$157,822	11.9%	$102,595
Income from operations	$15,794	1.0%	$15,466	1.2%	$328
Interest expense, net	$27,647	1.7%	$1,920	0.1%	$25,727
Income before income taxes	$(21,414)	(1.3)%	$13,546	1.0%	$(34,960)
Net (loss) income	$(69,142)	(4.2)%	$54,099	4.1%	$(123,241)

Revenue. Revenue for the year ended December 31, 2010 was $1.6 billion compared to revenue of $1.3 billion for the year ended December 31, 2009.

Infusion/Home Health Services revenue for the year ended December 31, 2010 was $377.2 million, compared to revenue of $148.2 million for the same period in 2009, an increase of $229.0 million, or 154.5%. Product revenue increased $168.5 million, or 117.5%, as a result of incremental revenue contributed by the CHS business, which was acquired March 25, 2010. The acquired CHS business contributed $147.7 million of product revenue for the year ended December 31, 2010.  Excluding product revenue associated with the acquired CHS business, our home infusion revenue increased $20.9 million, or 14.5%, over the prior period as a result of new infusion contracts and overall volume growth. Service revenue increased $60.5 million as a result of revenue contributed by the CHS acquisition.

Pharmacy Services revenue for the year ended December 31, 2010 was $1.3 billion compared to revenue of $1.2 billion for the same period in 2009, an increase of $80.1 million, or 6.8%. Product revenue increased $76.8 million, or 6.9%, primarily due to revenue on new contracts, including wholesale agreements, the expansion of the number of patients served on existing contracts and industry-wide drug inflation.  The acquisition of the prescription pharmacy business of DS Pharmacy resulted in new revenue of $9.0 million during the period. Service revenue increased $3.3 million, or 5.3%, due to growth in our PBM business, mainly in the discount cash card operations.

Cost of Revenue and Gross Profit.  Cost of revenue for the year ended December 31, 2010 was $1.4 billion compared to $1.2 billion for the same period in 2009.  Gross profit for the year ended December 31, 2010 was $260.4 million compared to $157.8 million for the same period in 2009, an increase of $102.6 million, or 65.0%. Gross profit as a percentage of revenue increased to 15.9% in the year ended December 31, 2010 from 11.9% in the year ended December 31, 2009.  The increase in gross profit percentage from 2009 to 2010 was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.  The increase was partially offset by price concessions granted to a major customer starting January 1, 2010, totaling $10.6 million.  Also partially offsetting the increase was a $5.0 million decrease in reimbursement from certain state governmental agencies that declined to adjust their reimbursement rates following the implementation of the industry-wide AWP settlement in September 2009.  As such, our reimbursement for services provided to government funded and/or operated programs was reduced.  In addition to reimbursement reductions from government funded and/or operated plans, we experienced other rate reductions from commercial payors in the wake of the AWP settlement of approximately $4.0 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2010 were $207.0 million, or 12.6% of total revenue, compared to $131.9 million, or 9.9% of total revenue, for the same period in 2009. The increase in SG&A was primarily due to $62.0 million of additional expense related to CHS, a $7.4 million increase in wages and salaries to strengthen the management and sales team and an increase of $6.9 million in brokers fees related to growth in our prescription discount cash card business.  These increases were partially offset by a decrease of $4.3 million in management bonus expense, as the related 2010 specified annual criteria was not achieved.

Bad Debt Expense. For the year ended December 31, 2010, bad debt expense was $19.3 million, or 1.2% of revenue, compared to $8.6 million, or 0.6% of revenue, for the same period in 2009. Of this $10.7 million increase, $1.9 million of the total 2010 expense of $2.7 million, related to increased provisions for uncollected receivables remaining under the CMS CAP contract, which was terminated effective December 31, 2008.  The write-off of CAP receivables during the year resulted in an increase in bad debt expense of 0.2% of revenue.  Approximately $4.0 million of the bad debt expense increase was related to the acquisition of CHS and resulting increase in revenue.  The remaining $4.0 million increase was due to our collection experience on aged balances.

Acquisition and Integration Expenses.  During the year ended December 31, 2010, we recorded $7.1 million of costs related to the acquisitions of CHS and DS Pharmacy.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS and overtime and temporary wage costs and other integration costs associated with the acquisition of DS Pharmacy.  We incurred $1.8 million of CHS acquisition-related expenses in 2009.

Restructuring expense.  As a result of the strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $3.5 million during the year ended December 31, 2010.  Restructuring expenses in 2010 consisted of approximately $2.3 million related to employee severance and other benefit-related costs and $1.2 million of third-party consulting costs associated with the strategic assessment.

Amortization of Intangibles.  During the year ended December 31, 2010, we recorded amortization of intangible assets of $3.8 million.  The amortization was on intangible assets recorded as a result of the 2010 CHS and DS Pharmacy acquisitions.  There was no amortization of intangible assets recorded in 2009.

Legal Settlement.  During the fourth quarter, 2010, we recorded $3.9 million of legal settlement costs.  These costs were the result of an independent arbitration award against the Company in a lawsuit brought by JPD, Inc. and James P. DiCello, the sellers of Northland, which was purchased in late 2005 by Chronimed, a wholly-owned subsidiary of the Company.  We did not have any  material litigation settlement costs during 2009.

During 2010, we also incurred approximately $0.9 million of expenses in responding to subpoenas and requests for information from governmental agencies.

Interest Expense, Net. Net interest expense was $27.7 million for the year ended December 31, 2010, as compared to $1.9 million for the same period in 2009.  The increase in interest expense was due to our new debt structure, including $24.4 million of interest expense related to our original senior secured facility and senior unsecured notes issued in March 2010, $2.3 million related to a bridge loan finance fee, and $0.5 million related to the revolving credit facility incurred in December 2010.

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

Net (Loss) Income and (Loss) Income Per Share. Net loss for the year ended December 31, 2010 was $69.1 million, or $1.37 per diluted share.  This compares to net income of $54.1 million, or $1.36 per diluted share, for the same period in the preceding year.

Non-GAAP measures.  The following table reconciles GAAP net income (loss) to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. EBITDA is net (loss) income adjusted for net interest expense, loss on extinguishment of debt, income tax expense, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. The Company encourages investors to review these reconciliations.

The Company qualifies its use of non-GAAP financial measures with cautionary statements as to their limitations.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$45,352	$43,460	$10,642
Pharmacy Services	58,020	40,727	45,755
Total Segment Adjusted EBITDA	103,372	84,187	56,397
Corporate overhead	(29,906)	(35,006)	(30,705)
Consolidated Adjusted EBITDA	73,466	49,181	25,692
Interest expense, net	(28,306)	(27,647)	(1,920)
Loss on extinguishment of debt	—	(9,561)	—
Income tax (expense) benefit	(1,323)	(47,728)	40,553
Depreciation	(10,687)	(8,556)	(5,033)
Amortization of intangibles	(5,189)	(3,773)	—
Stock-based compensation expense	(4,466)	(3,320)	(3,419)
Acquisition, integration, severance and other employee costs	(1,938)	(7,608)	(1,774)
Restructuring expense	(8,885)	(3,495)	—
Legal settlement	(4,800)	(3,893)	—
Bad debt expense related to contract termination	—	(2,742)	—
Net income (loss):	$7,872	$(69,142)	$54,099

Infusion/Home Health Services segment Adjusted EBITDA increased during the year ended December 31, 2011 mainly due to incremental revenue from the CHS acquisition. The increase was partially offset by reduced reimbursement rates on certain managed care contracts which were previously billed as out-of-network provider status and a decrease in home health reimbursement rates from certain government payors.

Pharmacy Services segment Adjusted EBITDA increased due to growth in discount cash card program volumes, new managed care contracts, growth in the oncology, rheumatoid arthritis and multiple sclerosis therapies, and industry-wide drug inflation.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $27.0 million during the year ended December 31, 2011 compared to $21.4 million used during the year ended December 31, 2010. This $48.4 million increase in cash provided by operating activities compared to the prior year was due to a decrease in working capital requirements of $23.1 million and an increase of $25.3 million in net income, adjusted for non-cash items such as depreciation and amortization of intangibles.

Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Working capital requirements decreased in 2011 related to a reduction in inventory due to pharmacy purchasing process improvements, change in prepaid expenses and other assets as a result of tax refunds and the refund of collateral no longer required for letters of credit and an increase in claims payable due to growth in PBM revenue. These reductions in working capital were partially offset by an increase in accounts receivables, net of bad debt expense. The increase in accounts receivable was driven primarily by revenue growth.

Net cash used in investing activities during the year ended December 31, 2011 was $9.9 million compared to $108.6 million during the same period in 2010. This $98.6 million decrease was primarily related to the acquisitions of CHS and DS Pharmacy during 2010.

Net cash used in financing activities during the year ended December 31, 2011 was $17.1 million compared to $130.0 million provided by financing activities during the same period in 2010. This $147.0 million decrease was primarily due to the prior year borrowings used to finance the CHS acquisition, partially offset by the prior year payoffs of the long-term debt assumed in the CHS acquisition and our prior line of credit.

Net cash used in operating activities totaled $21.4 million for the year ended December 31, 2010, compared to $22.7 million of cash provided by operating activities for the year ended December 31, 2009.  This $44.2 million decrease in cash provided by operating activities was primarily the result of an increase in working capital requirements of $27.8 million compared to the prior year.

Working capital requirements increased in 2010 due to a change in receivables caused by an $18.3 million payment delay from a major customer as of December 31, 2010 and a change in accrued expenses and other liabilities, excluding liabilities acquired, caused by 2009 bonuses paid in 2010.  In addition to the increase in working capital requirements, cash provided by operations decreased due to an increase in interest paid on the Original Senior Secured Facility and Senior Unsecured Notes.

Net cash used in investing activities during the year ended December 31, 2010 was $108.2 million compared to $5.7 million for the same period in 2009.  This $102.5 million increase was primarily related to the acquisitions of CHS and DS Pharmacy.

Net cash provided by financing activities during the year ended December 31, 2010 was $129.7 million compared to $17.0 million of cash used during the same period in 2009.  This $146.7 million increase was primarily due to the issuance of the original senior secured facility, which was modified by the amended and restated facility, and the senior unsecured notes.  This increase was partially offset by the payoff of the long-term debt assumed in the CHS acquisition, the payoff of the prior line of credit and payment of financing costs related to the debt issuances.

At December 31, 2011, we had working capital of $71.7 million compared to $50.1 million at December 31, 2010.  The increase was primarily due to higher receivables balance as a result of increased revenue and payments made on the line of credit funded by cash from operating activities.

We expect to close on the sale of the Company's traditional and specialty pharmacy mail operations and community pharmacies to Walgreen Co. and certain subsidiaries in the second quarter of 2012. Under the terms of the amended and restated facility, our credit availability will be reduced by an amount equal to the reduction in asset levels associated with the discontinued operations. Specifically, as we collect the accounts receivable from the community pharmacy and mail service businesses, our asset-based loan availability will be reduced. At the same time, our working capital needs will be lower. Under the terms of the senior unsecured notes, upon a major asset sale such as the one anticipated to Walgreen Co., we are obligated to use proceeds from the sale to reduce debt under the amended and restated facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the senior unsecured notes, based on defined criteria. We may also use the sale proceeds under certain terms to redeem a portion of the senior unsecured notes prior to the one year anniversary date of the sale.

We believe that funds available under the $150.0 million senior secured revolving credit facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, if we close on the sale of the Company's traditional and specialty pharmacy mail operations and community pharmacies to Walgreen Co. and certain subsidiaries in the second quarter of 2012, the sale will generate sufficient cash to enable us to reduce the revolving credit facility, possibly redeem a portion of the unsecured notes and reinvest certain proceeds in the Infusion/Home Health Services segment.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from proceeds from the Pharmacy Services Asset Sale, borrowings under the senior secured revolving credit facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

The senior secured revolving credit facility matures on March 25, 2015. The amount of borrowings which may be made under the senior secured revolving credit facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, we will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million. As of December 31, 2011, there was an outstanding balance of $63.8 million. We are in compliance with all covenants as of December 31, 2011 and as of the date of filing of this report.

The weighted average interest rate on our short term borrowings during the year ended December 31, 2011 was 4.66%. The weighted average interest rate on our short term borrowings during the year ended December 31, 2010 was 5.90%.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

At December 31, 2011, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $42.7 million, none of which is subject to an annual limitation, which will begin expiring in 2012 and later.  However, 90% of the NOL carry forwards do not expire until 2026 or later.  Of the Company’s $42.7 million Federal NOLs, $12.1 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $72.1 million, the majority of which will begin expiring in 2017 and later.

At December 31, 2010, there was $4.3 million of cash on deposit as collateral for certain letters of credit ("LC") from commercial banks obtained in the ordinary course of business. During the year ended December 31, 2011, we were refunded the $4.3 million as collateral was no longer required on the letters of credit.

The following table sets forth our contractual obligations affecting cash in the future as of December 31, 2011 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$375,371	$86,885	$46,125	$242,361	$—
Operating lease obligations	24,186	7,568	8,524	4,478	3,616
Capital lease obligations (1)	4,796	2,360	2,274	162	—
Purchase commitment	27,813	27,813	—	—	—
Total	$432,166	$124,626	$56,923	$247,001	$3,616

(1)	Includes principal and interest payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2011, we had $227.3 million of long-term debt, of which $0.5 million was subject to variable interest rates, and $66.2 million of short term debt, of which $64.1 was subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under the Revolving Credit Facility, discussed in Item 6 of this Report.  A one percent increase in current market interest rates would have approximately $646,000 impact on our annual net interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

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

At December 31, 2011, the carrying values of accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others approximate fair value due to their short-term nature.  Borrowings under our Revolving Credit Facility include debt with variable interest rates totaling $63.8 million at December 31, 2011.  We believe the carrying value of our long-term debt under our Revolving Credit Facility approximates fair market value.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 14, 2012

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $22,728 and $16,421 at December 31, 2011 and December 31, 2010, respectively	225,412	193,722
Inventory	56,745	66,509
Prepaid expenses and other current assets	10,312	16,696
Total current assets	292,469	276,927
Property and equipment, net	29,444	23,919
Goodwill	324,141	324,141
Intangible assets, net	25,226	30,096
Deferred financing costs	3,992	5,062
Other non-current assets	1,830	3,841
Total assets	$677,102	$663,986
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$66,161	$81,352
Accounts payable	79,155	80,814
Claims payable	11,766	3,037
Amounts due to plan sponsors	25,219	19,781
Accrued interest	5,825	5,766
Accrued expenses and other current liabilities	32,648	36,040
Total current liabilities	220,774	226,790
Long-term debt, net of current portion	227,298	225,117
Deferred taxes	10,295	9,140
Other non-current liabilities	3,456	2,838
Total liabilities	461,823	463,885
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 57,800,791 and 57,042,803, respectively; shares outstanding: 55,109,038 and 54,118,501, respectively	6	6
Treasury stock, shares at cost: 2,638,421 and 2,642,398, respectively	(10,461)	(10,496)
Additional paid-in capital	375,525	368,254
Accumulated deficit	(149,791)	(157,663)
Total stockholders' equity	215,279	200,101
Total liabilities and stockholders' equity	$677,102	$663,986

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Product revenue	$1,622,949	$1,507,995	$1,262,619
Service revenue	195,077	130,628	66,906
Total revenue	1,818,026	1,638,623	1,329,525

Cost of product revenue	1,400,947	1,303,643	1,119,504
Cost of service revenue	104,776	74,563	52,199
Total cost of revenue	1,505,723	1,378,206	1,171,703

Gross profit	312,303	260,417	157,822
Selling, general and administrative expenses	237,274	207,007	131,946
Bad debt expense	18,654	19,337	8,636
Acquisition and integration expenses	—	7,118	1,774
Restructuring expense	8,885	3,495	—
Amortization of intangibles	5,189	3,773	—
Legal settlement	4,800	3,893	—
Income from operations	37,501	15,794	15,466
Interest expense, net	28,306	27,647	1,920
Loss on extinguishment of debt	—	9,561	—
Income (loss) before income taxes	9,195	(21,414)	13,546
Income tax expense (benefit)	1,323	47,728	(40,553)
Net income (loss)	$7,872	$(69,142)	$54,099
Income (loss) per common share:
Basic	$0.14	$(1.37)	$1.39
Diluted	$0.14	$(1.37)	$1.36
Weighted average common shares outstanding:
Basic	54,505	50,374	38,985
Diluted	55,150	50,374	39,737

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance December 31, 2008	$4	$(10,288)	$248,441	$(142,620)	$95,537
Exercise of employee stock compensation plans	—	—	3,015	—	3,015
Income tax shortfall from stock option plan	—	—	(158)	—	(158)
Surrender of stock to satisfy minimum tax withholding	—	(119)	—	—	(119)
Issuance of treasury stock for restricted stock vesting	—	40	(40)	—	—
Compensation under employee stock compensation plans	—	—	3,419	—	3,419
Net income	—	—	—	54,099	54,099
Balance December 31, 2009	4	(10,367)	254,677	(88,521)	155,793
Exercise of employee stock compensation plans	—	—	4,116	—	4,116
Income tax shortfall from stock option plan	—	—	(596)	—	(596)
Surrender of stock to satisfy minimum tax withholding	—	(129)	1	—	(128)
Compensation under employee stock compensation plans	—	—	3,374	—	3,374
Equity consideration to former CHS owners	2	—	106,682	—	106,684
Net income	—	—	—	(69,142)	(69,142)
Balance December 31, 2010	6	(10,496)	368,254	(157,663)	200,101
Exercise of employee stock compensation plans	—	—	3,198	—	3,198
Surrender of stock to satisfy minimum tax withholding	—	(189)	—	—	(189)
Issuance of treasury stock for restricted stock vesting	—	224	(224)	—	—
Compensation under employee stock compensation plans	—	—	4,297	—	4,297
Net income	—	—	—	7,872	7,872
Balance December 31, 2011	$6	$(10,461)	$375,525	$(149,791)	$215,279

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,872	$(69,142)	$54,099
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,687	8,556	5,033
Amortization of intangibles	5,189	3,773	—
Amortization of deferred financing costs	1,055	1,813	—
Change in deferred income tax	1,155	47,337	(40,517)
Excess tax benefits relating to employee stock compensation	—	—	(120)
Compensation under stock-based compensation plans	4,466	3,320	3,419
Loss on disposal of fixed assets	404	350	—
Loss on extinguishment of debt	—	9,561	—
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	(31,690)	(4,321)	7,536
Inventory	9,777	(11,021)	(6,029)
Prepaid expenses and other assets	8,433	(9,907)	(1,237)
Accounts payable	(1,659)	2,944	(2,401)
Claims payable	8,729	(1,030)	(1,162)
Amounts due to plan sponsors	5,437	6,079	(708)
Accrued interest	59	5,766	—
Accrued expenses and other liabilities	(2,945)	(15,497)	4,832
Net cash provided by (used in) operating activities	26,969	(21,419)	22,745
Cash flows from investing activities:
Purchases of property and equipment, net	(9,444)	(10,850)	(5,739)
Cash consideration paid for asset acquisitions	(463)	—	—
Cash consideration paid to CHS, net of cash acquired	—	(92,464)	—
Cash consideration paid to DS Pharmacy	—	(4,969)	—
Net cash used in investing activities	(9,907)	(108,283)	(5,739)
Cash flows from financing activities:
Cash consideration paid for Option Health earn-out	—	(1,000)	—
Proceeds from new credit facility, net of fees paid to issuers	—	319,000	—
Borrowings on line of credit	1,773,644	407,277	1,331,000
Repayments on line of credit	(1,791,058)	(356,430)	(1,351,022)
Repayments of capital leases	(2,635)	(348)	—
Principal payments on CHS long-term debt, paid at closing	—	(128,952)	—
Principal payments on long-term debt	—	(100,000)	—
Repayment of note payable	—	(2,250)	—
Deferred and other financing costs	(22)	(11,583)	—
Excess tax benefits relating to employee stock compensation	—	—	120
Net proceeds from exercise of employee stock compensation plans	3,198	4,116	3,015
Surrender of stock to satisfy minimum tax withholding	(189)	(128)	(119)
Net cash (used in) provided by financing activities	(17,062)	129,702	(17,006)
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,528	$20,116	$1,918
Cash paid during the period for income taxes	$1,042	$2,565	$741
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$6,631	$671	$—

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a leading national provider of pharmacy and home health services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. The Company's services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs.

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

The Pharmacy Services segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated pharmacy benefit management ("PBM") services, which includes discount cash card programs. These segment operations are designed to offer customers and patients' cost-effective delivery of traditional and specialty pharmacy products and services. The services also include care management programs customized to each patient's care plan in coordination with the patient's physician.

The Company's platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. The Company's core services are provided in coordination with, and under the direction of, a patient's physician. The Company's home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to the patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, the Company provides products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, HIV/AIDS, cancer, iron overload, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

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

NOTE 2--	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor.  We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   The Company reviews the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table sets forth the aging of our December 31, 2011 and December 31, 2010 net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2011
	0 - 180 days	Over 180 days	Total
Government (1)	$36,498	$5,477	$41,975
Commercial (1)(2)	175,730	21,504	197,234
Patient	6,348	2,583	8,931
	$218,576	$29,564	248,140
Allowance for doubtful accounts			(22,728)
Total			$225,412
As of December 31, 2010
	0 - 180 days	Over 180 days	Total
Government (1)	$34,610	$4,988	$39,598
Commercial (1)(2)	149,022	12,001	161,023
Patient	6,985	2,537	9,522
	$190,617	$19,526	210,143
Allowance for doubtful accounts			(16,421)
Total			$193,722

(1)
Government includes $2.5 million and $3.5 million and commercial includes $0.9 million and $1.3 million of accounts receivable and allowance for doubtful accounts related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract as of December 31, 2011 and 2010, respectively.

(2)
Commercial includes one pharmacy network agreement under which various Plan Sponsors are served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 21% and 25% of the Company's total accounts receivable balance as of December 31, 2011 and 2010, respectively.

Allowance for Contractual Discounts

The Company is reimbursed by Plan Sponsors for products and services the Company provides. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  The Company monitors revenue and receivables from Plan Sponsors on an account-specific basis and records an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a majority of the Company's revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to Medicare, Medicaid or other third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited primarily to unbilled and/or initially rejected Medicare, Medicaid and third-party claims (typically approved for reimbursement once additional information is provided to the payor). For the remaining portion of the Company's revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  The Company does not believe these changes in estimates are material.

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

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with Accounting Standards Codification ("ASC") Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Depreciation of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors in the Pharmacy Services segment.

Rebates

Manufacturers’ rebates are part of both of the Company’s segments.  Rebates are generally volume-based incentives that are earned and recorded upon purchase of the inventory.  Rebates are recorded as a reduction of both inventory and cost of goods sold.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  The Company provides a variety of therapies to patients.  For infusion-related therapies, the Company frequently provides multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, the Company concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service. The Company allocates revenue consideration based on the relative fair value as determined by the Company's best estimate of selling price to separate the revenue where there are multiple deliverables under one revenue arrangement.

Revenue generated under PBM agreements is classified as either gross or net based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore is the “primary obligor” as defined in ASC 605, the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require the Company to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, the Company does not have the primary obligation to pay the network pharmacy and assume credit risk, and as such, records only the administrative fees (and not the drug ingredient cost) as revenue.

Revenue generated under discount cash card agreements is recognized when the discount cash card is used to purchase a prescription drug. The revenue is based on contractual rates per transaction. Broker fees associated with the marketing of the discount cash cards are incurred and recognized at the time the card is used and classified as selling, general and administrative expense in the Consolidated Statements of Operations.

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

Lease Accounting

The Company accounts for operating leasing transactions by recording rent expense on a straight-line basis over the expected life of the lease, starting on the date it gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected life of the lease.

Capital lease transactions are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets recorded under capital leases are depreciated in the same manner as owned property.

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

Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, receivables, accounts payable, accrued interest and its line of credit. The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued interest and its line of credit approximate fair value due to their fully liquid or short-term nature. The fair value of the Company's senior unsecured notes, which is based on current market rates for debt of the same risk and maturities, was less than the carrying value by approximately $2.0 million on December 31, 2011.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2011, the Company has two stock-based employee compensation plans  pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company estimates the fair value of each stock option award on the measurement date using a binomial option-pricing model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, including time elapsed, market conditions and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. The Company expenses stock appreciation right awards ("SARs") based on vesting requirements. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$7,872	$(69,142)	$54,099
Denominator - Basic:
Weighted average number of common shares outstanding	54,505	50,374	38,985
Basic income (loss) per common share	$0.14	$(1.37)	$1.39
Denominator - Diluted:
Weighted average number of common shares outstanding	54,505	50,374	38,985
Common share equivalents of outstanding stock options and restricted awards	645	—	752
Total diluted shares outstanding	55,150	50,374	39,737
Diluted income (loss) per common share	$0.14	$(1.37)	$1.36

The computation of basic and diluted shares for the years ended December 31, 2011 and 2010 includes the weighted average effect of the approximately 13.1 million shares issued and outstanding in connection with the acquisition of CHS on March 25, 2010.  The computation of diluted shares for the years ended December 31, 2011 and December 31, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS. In addition to the warrants, the computation of diluted shares for the years ended December 31, 2011 and 2010 excludes the effect of 4.6 million and 7.3 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive. The computation of diluted shares for the year ended December 31, 2009 excludes the effect of 3.7 million shares of other common stock equivalents as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 amends ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605”).  The update replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable is based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence if VSOE is not available, or management's estimate of an element's stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require that an allocation of selling price among deliverables be performed based upon each deliverable's relative selling price to total revenue consideration, rather than on the residual method previously permitted. The Company adopted ASU 2009-13 on January 1, 2011. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of adopting ASU 2011-08 on its Consolidated Financial Statements.

NOTE 3--	ACQUISITIONS

Critical Homecare Solutions Holdings, Inc.

On March 25, 2010, the Company acquired 100 percent of CHS, a leading provider of comprehensive home infusion and home health services to patients suffering from acute and chronic conditions. CHS' home infusion business provides for the dispensing and administration of infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients principally in the home. Its home nursing service operations provide nursing and therapy visits as well as private duty nursing services to patients in the home. The Company's acquisition of CHS added 35 infusion pharmacies servicing 22 states, including 16 ambulatory treatment centers, and 33 nursing locations to the Company's existing platform.

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

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represented the value the Company expected to be created by combining the various operations of CHS with the Company's operations, including the ability to cross-sell their respective services on a national basis with an expanded footprint in home infusion. The CHS acquisition is included in the Company's Infusion/Home Health Services segment. Of the goodwill recorded in the CHS acquisition, $21.1 million was deductible for tax purposes.

Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value

Trademarks/trade names	various	$8,400
Infusion customer relationships	3 years	7,200
Certificates of need	indefinite	9,600
		$25,200

Impact of Acquisition on the Consolidated Financial Statements

The Company has consolidated the results of CHS with its own financial results for the periods beginning March 26, 2010. The impact of the inclusion of CHS' operating results from March 26, 2010 through December 31, 2010 with the Company's Consolidated Statements of Operations for the year ended December 31, 2010 included $207.2 million of revenue, $95.6 million of gross profit and $27.1 million of income from operations. Income from operations for CHS does not include the allocation of corporate expenses that were previously incurred by CHS and have since been transferred to BioScrip corporate expenses as part of the integration.

During the years ended December 31, 2010 and 2009, the Company incurred $6.4 million and $1.8 million of acquisition related costs, respectively. These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS. The costs were recognized in the acquisition and integration expenses line of the Consolidated Statements of Operations.

The Company included the operating results of CHS in its Consolidated Statements of Operations beginning on March 26, 2010. The following table sets forth the unaudited pro forma combined results of operations as if the acquisition had occurred on the same terms as of January 1, 2010 and 2009. Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expected to realize as a result of the acquisition of CHS or estimates of charges related to the integration activity. The pro forma results for the years ended December 31, 2010 and 2009 include $6.4 million and $1.8 million of acquisition related costs incurred by the Company, respectively. Amounts are in thousands, except for earnings per share.

	Years Ended December 31,
	2010	2009

Revenue	$1,699,402	$1,583,592
Net (loss) income	$(66,785)	$53,542
Basic (loss) income per common share	$(1.25)	$1.03
Diluted (loss) income per common share	$(1.25)	$1.01

DS Pharmacy, Inc.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc. The acquisition provided the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names. In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide the Company with marketing services. The Company paid $5.0 million in cash upon closing and will pay an additional earn-out in cash based on the results of operations during the twelve month period following the closing. As of December 31, 2011 and December 31, 2010, there was a liability of $2.9 million and $4.2 million, respectively, which represented the estimated fair value of the earn-out payment included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Subsequent to December 31, 2011, the Company and it's subsidiaries and DS Pharmacy, Inc. and drugstore.com, inc., both subsidiaries of Walgreens Parent, entered into an agreement providing that the Company will cease to be the sole fulfillment pharmacy for customers who come through the drugstore.com website. The Services Agreement was terminated and the contingent consideration of $2.9 million will be paid. See Note 17 for further discussion of the agreement.

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

Assets and Liabilities Acquired

The following table sets forth the fair value of the assets acquired and liabilities assumed as a result of the acquisition of DS Pharmacy (in thousands):

Inventory	$469
Property and equipment	76
Tangible assets acquired		$545
Intangible assets acquired		8,669
Total assets and total consideration		$9,214

Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Estimated
	Useful Life	Fair Value
Customer list	6 months	$270
Transitional services contract	1 year	1,040
License and marketing related intangibles	6 years	7,359
		$8,669

NOTE 4--	GOODWILL AND INTANGIBLE ASSETS

The Company follows ASC 350 in accounting for its goodwill and other intangibles assets.  Under ASC 350, goodwill is not amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test.

There were no impairment losses related to goodwill or intangible assets recognized during the years ended December 31, 2011, 2010 and 2009.

The changes in the carrying amount of goodwill by operating and reportable segment for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Infusion / Home Health Services	Pharmacy Services	Total
Balance as of December 31, 2009	$—	$24,498	$24,498
Goodwill related to the CHS acquisition	299,643	—	299,643
Balance as of December 31, 2010	299,643	24,498	324,141
Balance as of December 31, 2011	$299,643	$24,498	$324,141

Intangible assets are made up of the following as of December 31, 2011 and 2010 (in thousands):

		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 - 16 months	588	(370)	218
Transitional services contract	1 year	1,040	(1,040)	—
Infusion trademarks	3 years	2,600	(1,538)	1,062
Infusion customer relationships	3 years	7,200	(4,259)	2,941
License and marketing related intangibles	6 years	7,359	(1,754)	5,605
		18,787	(8,961)	9,826
		$34,187	$(8,961)	$25,226

		December 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 months	270	(236)	34
Transitional services contract	1 year	1,040	(484)	556
Infusion trademarks	3 years	2,600	(669)	1,931
Infusion customer relationships	3 years	7,200	(1,853)	5,347
License and marketing related intangibles	6 years	7,359	(531)	6,828
		18,469	(3,773)	14,696
		$33,869	$(3,773)	$30,096

Total amortization of intangible assets was $5.2 million, $3.8 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense is expected to be the following (in thousands):

2012	$4,717
2013	1,950
2014	1,223
2015	1,223
2016	713
Total	$9,826

NOTE 5--	RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $8.9 million and $3.5 million during the years ended December 31, 2011 and December 31, 2010, respectively. Restructuring expenses during the year ended December 31, 2011 consisted of approximately $4.2 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.2 million of other costs. Restructuring expenses during year ended December 31, 2010 consisted of approximately $2.3 million of employee severance and other benefit-related costs related to workforce reductions and $1.2 million of third-party consulting costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $12.4 million in total expenses, $5.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.2 million of other costs. A large part of the third-party consulting costs and other costs were associated with the analysis of our assets and their long-term strategic value relative to other assets in which we could invest. The result of this assessment was to explore offers for the majority of the Pharmacy Services segment. Subsequent to December 31, 2011, this process culminated in an agreement providing for the sale of the Company's traditional and specialty pharmacy mail operations and community pharmacies to Walgreen Co. and certain subsidiaries. See Note 17 for further information on the agreement.

The restructuring costs are included in restructuring expense on the Consolidated Statements of Operations. As of December 31, 2011, there are restructuring accruals of $4.1 million included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accruals activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2010	$3,387	$433	$—	$—	$3,820
Expenses	1,888	4,228	1,592	1,177	8,885
Cash payments	(3,166)	(4,611)	(303)	(531)	(8,611)
Liability balance as of December 31, 2011	$2,109	$50	$1,289	$646	$4,094

NOTE 6--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer and office equipment, including equipment acquired under capital leases	$17,070	$10,543
Software capitalized for internal use	17,209	16,368
Vehicles, including equipment acquired under capital leases	1,701	1,357
Medical equipment	14,698	12,663
Work in progress	2,847	2,984
Furniture and fixtures	3,839	3,829
Leasehold improvements	13,336	11,998
	70,700	59,742
Less: Accumulated depreciation	(41,256)	(35,823)
Property and equipment, net	$29,444	$23,919

Work in progress for 2011 and 2010 includes $2.0 million and $2.5 million, respectively, of costs related to software capitalized for internal use.

As of December 31, 2011, the Company had telecommunications equipment under capital lease of $7.9 million with accumulated depreciation of $1.1 million. In addition, the Company had an insignificant amount of vehicles under capital lease as of December 31, 2011 and 2010.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2011, 2010 and 2009 was $10.7 million, $8.6 million and $5.0 million, respectively.  Depreciation expense for the years ended December 31, 2011, 2010 and 2009 includes $2.8 million, $2.6 million and $0.9 million, respectively, related to costs related to software capitalized for internal use.

NOTE 7--	DEBT

As of December 31, 2011 the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$63,822
Senior unsecured notes	225,000
Capital leases	4,637
293,459
Less - obligations maturing within one year	66,161
Long term debt - net of current portion	$227,298

Senior Secured Revolving Credit Facility

On December 28, 2010, the Company entered into a credit agreement (the “Senior Secured Revolving Credit Facility”), among the Company and all of its subsidiaries and Healthcare Finance Group, LLC (“HFG”). The $150.0 million Senior Secured Revolving Credit Facility matures on March 25, 2015. The amount of borrowings which may be made under the Senior Secured Revolving Credit Facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million.

The Company's obligations under the Senior Secured Revolving Credit Facility have been guaranteed by the Company's subsidiaries and secured by first priority security interests in substantially all of the Company's and subsidiary guarantors' assets (including the capital stock of our subsidiaries). The Senior Secured Revolving Credit Facility includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to minimum liquidity, minimum fixed charge coverage ratio and accounts receivable turnover. Negative covenants include limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control. We are in compliance with all covenants as of December 31, 2011 and as of the date of filing of this report.

The weighted average interest rate on our short term borrowings during the year ended December 31, 2011 was 4.66%. The weighted average interest rate on our short term borrowings during the year ended December 31, 2010 was 5.90%.

Senior Unsecured Notes

In connection with the acquisition of CHS, on March 25, 2010, the Company issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes (“Senior Unsecured Notes”) due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company pays interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year. These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company's existing and future direct and indirect subsidiaries.  As of December 31, 2011, the Company did not have any independent assets or operations and, as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, were fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the Senior Unsecured Notes. As noted above, the Company and each of its guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility ranks senior in priority to each subsidiary's guarantee of the notes and could restrict the Company's ability to obtain funds from the guarantor subsidiaries.  As of December 31, 2011, the carrying amount of the Company's Senior Unsecured Notes was $225.0 million, and the estimate of the fair value of the Senior Unsecured Notes, based on current market rates for debt of the same risk and maturities, was $223.0 million.

On June 22, 2010, the Company filed an Offer to Exchange (the “Exchange Offer”) the original unregistered notes with new registered notes, as contemplated in the original note offering.  The Senior Unsecured Notes are substantially identical to the original notes except some of the transfer restrictions, registration rights and additional interest provision relating to the original notes do not apply.  On July 13, 2010, the Company's planned registration of the notes became effective.  The Exchange Offer expired on August 12, 2010, and the new registered notes commenced trading publicly on August 16, 2010.

On or after April 1, 2013, the Company may redeem some or all of the Senior Unsecured Notes at the redemption prices set plus accrued and unpaid interest to the date of redemption. The redemption premium percentages for notes redeemed are as follows: (a) on or after April 1, 2013, 105.125% of the principal amount, and (b) on or after October 1, 2014, 100.000% of the principal amount. Prior to April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at the premium of 110.250% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Unsecured Notes at any time prior to April 1, 2013, by paying a premium.

Debt Issuance Costs and Other Fees

Total debt issuance costs related to the Senior Secured Revolving Credit Facility and Senior Unsecured Notes were $5.2 million and $6.2 million as of December 31, 2011 and 2010, respectively. These costs are being amortized over the term of the Senior Secured Revolving Credit Facility and Senior Unsecured Notes.

Loss on Extinguishment of Debt

In connection with the Senior Secured Revolving Credit Facility agreement that was signed on December 28, 2010, the Company terminated its then existing $100 million term loan that was outstanding at that time. The Company incurred a loss on extinguishment of debt of $9.6 million in connection with these transactions, consisting of the writeoff of deferred financing costs associated with the term loan and fees paid to the lender.

Interest Expense

Net interest expense was $28.3 million, $27.6 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Interest expense for the year ended December 31, 2011 included $24.1 million of interest expense related to our $225.0 million of Senior Unsecured Notes and $4.4 million related to the $150.0 million Senior Secured Revolving Credit Facility. Interest expense for the year ended December 31, 2010 included $24.4 million of interest expense related to our original senior secured facility and Senior Unsecured Notes issued in March 2010 and $2.3 million related to a bridge loan finance fee. Interest expense for the year ended December 31, 2009 was related to a prior $85.0 million revolving credit facility with an affiliate of Healthcare Finance Group, Inc.

Effect of Asset Purchase Agreement

We expect to close on the sale of the Company's traditional and specialty pharmacy mail operations and community pharmacies to Walgreen Co. and subsidiaries in the second quarter of 2012, as discussed in Note 17. Under the terms of the Senior Secured Revolving Credit Facility, our credit availability will be reduced by an amount equal to the reduction in asset levels associated with the discontinued operations. Specifically, as we collect the accounts receivable from the community pharmacy and mail service businesses, our asset-based loan availability will be reduced. Under the terms of the Senior Unsecured Notes, upon a major asset sale such as the one anticipated to Walgreen Co. and subsidiaries, we are obligated to use proceeds from the sale to reduce debt under the Senior Secured Revolving Credit Facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the Senior Unsecured Notes, based on defined criteria. We may also use the sale proceeds under certain terms to redeem a portion of the Senior Unsecured Notes prior to the one year anniversary date of the sale.

NOTE 8--	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intends to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. As of December 31, 2011, no liability or indemnification reimbursement has been accrued in the Consolidated Financial Statements as a loss is not considered probable.

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

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company's Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company's Consolidated Financial Statements.

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of those claims. The resolution is subject to definitive documents and court approval. The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million in the accompanying Consolidated Statements of Operations related to the settlement. As of December 31, 2011, there was a liability of $4.8 million included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

During the year ended December 31, 2010, we recorded $3.9 million of legal settlement costs. These costs were the result of an independent arbitration award against the Company in a lawsuit brought by JPD, Inc. and James P. DiCello, the sellers of Northland Medical Pharmacy (“Northland”), which was purchased in late 2005 by Chronimed Holdings, Inc. (“Chronimed”), a wholly-owned subsidiary of the Company.

Leases

The Company leases its facilities and certain equipment under various operating leases with third parties. The majority of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule.

In addition, the Company utilizes capital leases agreements with third parties to obtain certain assets such as telecommunications equipment and vehicles. Interest rates on capital leases are both fixed and variable and range from 1.0% to 5.5%.

As of December 31, 2011, future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2012	$7,568	$2,360	$9,928
2013	4,924	2,090	7,014
2014	3,600	184	3,784
2015	2,691	159	2,850
2016	1,787	3	1,790
2017 and thereafter	3,616	—	3,616
Total	$24,186	$4,796	$28,982

Rent expense for leased facilities and equipment was approximately $9.2 million, $8.3 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Letters of Credit

At December 31, 2010, there was $4.3 million of cash on deposit as collateral for certain letters of credit from commercial banks obtained in the ordinary course of business. The collateral was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. During the year ended December 31, 2011, the Company was refunded the $4.3 million as collateral was no longer required for the letters of credit.

Purchase Commitments

As of December 31, 2011, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $27.8 million in 2012.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 9--	OPERATING AND REPORTABLE SEGMENTS

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), and based on the nature of the Company's services, the Company has two operating and reportable segments: Infusion/Home Health Services and Pharmacy Services.

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

The Pharmacy Services operating and reportable segment consists of our traditional and specialty pharmacy mail operations, community pharmacies and integrated PBM services, which includes discount cash card programs. These segment operations are designed to offer customers and patients cost-effective delivery of traditional and specialty pharmacy products and services. The services also include care management programs customized to each patient's care plan in coordination with the patient's physician.

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as net income (loss) adjusted for net interest expense, loss on extinguishment of debt, income tax expense, depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense, write-off of receivables related to the CAP contract and legal settlement expense. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2011	2010	2009
Results of Operations:
Revenue:
Infusion/Home Health Services - product revenue	$372,616	$311,932	$143,399
Infusion/Home Health Services - service revenue	78,391	65,283	4,821
Total Infusion/Home Health Services revenue	451,007	377,215	148,220

Pharmacy Services - product revenue	1,250,333	1,196,063	1,119,220
Pharmacy Services - service revenue	116,686	65,345	62,085
Total Pharmacy Services revenue	1,367,019	1,261,408	1,181,305

Total revenue	$1,818,026	$1,638,623	$1,329,525

Adjusted EBITDA by Segment before corporate overhead:
Infusion/Home Health Services	$45,352	$43,460	$10,642
Pharmacy Services	58,020	40,727	45,755
Total Segment Adjusted EBITDA	103,372	84,187	56,397

Corporate overhead	(29,906)	(35,006)	(30,705)

Interest expense, net	(28,306)	(27,647)	(1,920)
Loss on extinguishment of debt	—	(9,561)	—
Income tax (expense) benefit	(1,323)	(47,728)	40,553
Depreciation	(10,687)	(8,556)	(5,033)
Amortization of intangibles	(5,189)	(3,773)	—
Stock-based compensation expense	(4,466)	(3,320)	(3,419)
Acquisition, integration, severance and other employee costs (1)	(1,938)	(7,608)	(1,774)
Restructuring expense	(8,885)	(3,495)	—
Legal settlement	(4,800)	(3,893)	—
Bad debt expense related to contract termination	—	(2,742)	—
Net (loss) income:	$7,872	$(69,142)	$54,099

(1) Current year costs primarily related to officer severance. Prior year costs primarily related to the acquisitions of CHS and DS Pharmacy.

Supplemental Operating Data

Capital Expenditures:
Infusion/Home Health Services	$4,162	$3,772	$343
Pharmacy Services	1,592	4,833	3,501
Corporate unallocated	3,690	2,245	1,895
Total	$9,444	$10,850	$5,739

Depreciation Expense:
Infusion/Home Health Services	$5,292	$3,464	$1,185
Pharmacy Services	4,094	4,014	2,852
Corporate unallocated	1,301	1,078	996
Total	$10,687	$8,556	$5,033

Total Assets
Infusion/Home Health Services	$420,172	$413,067	$35,744
Pharmacy Services	234,315	225,546	200,337
Corporate unallocated	22,615	25,373	51,139
Total	$677,102	$663,986	$287,220

Goodwill
Infusion/Home Health Services	$299,643	$299,643	$—
Pharmacy Services	24,498	24,498	24,498
Total	$324,141	$324,141	$24,498

NOTE 10--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.  One pharmacy network agreement under which various Plan Sponsors are served accounted for, in the aggregate, approximately 11%, 13% and 14% of revenue during the years ended December 31, 2011, 2010 and 2009, respectively, and 21% and 25% of accounts receivable as of December 31, 2011 and 2010, respectively. The majority of the revenue and accounts receivables are related to the Pharmacy Services segment.

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

NOTE 11--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current
Federal	$185	$299	$(319)
State	(17)	92	283
Total Current	168	391	(36)
Deferred
Federal	1,153	42,268	(36,764)
State	2	5,069	(3,753)
Total deferred	1,155	47,337	(40,517)
Total income tax expense (benefit)	$1,323	$47,728	$(40,553)

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Reserves not currently deductible	$16,325	$13,362
Net operating loss carryforwards	13,749	15,283
Goodwill and intangibles (tax deductible)	18,377	19,954
Accrued expenses	1,705	1,736
Stock based compensation	4,087	4,131
Other	1,671	1,730
Subtotal deferred tax assets	55,914	56,196
Deferred tax liabilities:
Property basis differences	(3,312)	—
Indefinite-lived goodwill and intangibles	(10,673)	(9,140)
Less: valuation allowance	(52,224)	(56,196)
Net deferred tax (liability) asset	$(10,295)	$(9,140)

During the fourth quarter of 2010, the Company concluded that it was more likely than not that its deferred tax assets would not be realized. Accordingly, a valuation allowance of $56.2 million was recorded against all of the Company's deferred tax assets as of December 31, 2010. The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $52.2 million, was required as of December 31, 2011. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

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

At December 31, 2011, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $42.7 million, none of which is subject to an annual limitation, which will begin expiring in 2012 and later.  However, 90% of the NOL carry forwards do not expire until 2026 or later.  Of the Company’s $42.7 million Federal NOLs, $12.1 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $72.1 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2011	2010	2009
Tax (benefit) provision at statutory rate	$3,218	$(7,495)	$4,566
State tax (benefit) provision, net of Federal taxes	470	(676)	633
Non-deductible transaction costs	—	725	—
Penalties	276	—	—
Change in tax contingencies	(480)	552	(216)
Valuation allowance changes affecting income tax expense	(2,292)	53,982	(44,839)
Change in deferred tax rate	—	185	(992)
Other	131	455	295
Income tax expense (benefit)	$1,323	$47,728	$(40,553)

As of December 31, 2011, the Company had $2.6 million of total gross unrecognized tax benefits, all of which, if recognized, would favorably affect the effective income tax rate in future periods.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits balance at January 1,	$2,869	$1,948	$2,287
Gross increases for tax positions of prior years	—	212	—
Gross decreases for tax positions of prior years	—	—	—
Gross increases for tax positions taken in current year	378	1,121	—
Settlements with taxing authorities	(212)	—	—
Lapse of statute of limitations	(430)	(412)	(339)
Unrecognized tax benefits balance at December 31,	$2,605	$2,869	$1,948

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of operations.  As of December 31, 2011 and December 31, 2010, the Company had approximately $0.4 million and $0.5 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2011, U.S. tax returns for the years 2008 through 2011 remain subject to examination by Federal tax authorities.  Tax returns for the years 2007 through 2011 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 12--	TREASURY STOCK

During the years ended December 31, 2011, 2010 and 2009, 25,273, 31,467 and 24,995 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The Company holds a total of 2,638,421 shares of treasury stock acquired at December 31, 2011, under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

NOTE 13--	WARRANTS

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

As of December 31, 2011, 3.4 million warrants are outstanding, and none have been exercised.

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

NOTE 14--	STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company's Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company's 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof). Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors. On June 10, 2010, the Company's stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.

As of December 31, 2011, there were 2,728,811 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of December 31, 2011, there were 2,164,363 shares that remained available under the Bioscrip/CHS Plan.

Annual Equity Grant

On April 26, 2011, the Compensation Committee approved its annual grant of approximately 1.2 million NQSO awards, 0.1 million restricted stock awards and 0.1 million stock appreciation right (“SAR”) awards to key employees, consultants and members of the board of directors consistent with the Compensation Committee's historic grant practices.

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

The Company recognized compensation expense related to stock options of $3.7 million, $3.3 million and $2.2 million, in the years ended December 31, 2011, 2010 and 2009, respectively. Compensation expense related to accelerated vesting for terminated employees was $0.9 million during the year ended December 31, 2011.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	2011	2010	2009
Expected volatility	64.1%	63.4%	66.4%
Risk-free interest rate	3.23%	3.35%	2.99%
Expected life of options	5.2 years	5.7 years	5.6 years
Dividend rate	—	—	—
Fair value of options	$2.53	$4.09	$1.70

Stock option activity for the 2008 Plan and the BioScrip/CHS Plan through December 31, 2011 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance, December 31, 2010	6,732,447	$6.34	$5,091.6	5.4 years
Granted	1,523,500	4.41
Exercised	(866,560)	3.69
Forfeited and expired	(1,779,026)	7.22
Balance, December 31, 2011	5,610,361	$5.94	$4,747.2	5.4 years
Outstanding options less expected forfeitures at December 31, 2011	5,271,741	$6.01	$4,414.3	5.1 years
Exercisable at December 31, 2011	3,337,303	$6.47	$2,661.6	3.0 years

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2011, 2010 and 2009 was $2.53, $4.09 and $1.70, respectively. The total intrinsic value of options exercised during the years December 31, 2011, 2010 and 2009 was $2.5 million, $3.1 million and $3.0 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 was $3.2 million, $4.1 million and $3.0 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2011 expire on various dates ranging from January 2012 through November 2021. The following table outlines our outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.50 - $4.69	2,508,078	$3.57	7.04 years	994,956	$2.79
$5.29 - $7.03	1,774,310	6.51	4.51 years	1,301,871	6.49
$7.09 - $9.56	1,092,973	8.09	4.00 years	805,476	7.92
$9.87 - $12.20	25,000	9.94	0.43 years	25,000	9.94
$16.50 - $17.80	210,000	17.80	0.02 years	210,000	17.80
	5,610,361	$5.94	5.35 years	3,337,303	$6.47

As of December 31, 2010 and 2009, the exercisable portion of outstanding options was approximately 4.0 million shares and 3.6 million shares, respectively.

As of December 31, 2011 there was $4.2 million of unrecognized compensation expense related to unvested option grants.  That expense is expected to be recognized over a weighted-average period of 1.8 years.

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

The Company recognized compensation expense related to restricted stock awards of $0.5 million, $0.3 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Restricted stock award activity through December 31, 2011 was as follows:

	Restricted Stock	Weighted Average Award Date Fair Value	Weighted Average Remaining Recognition Period
Balance December 31, 2010	525,590	$3.90	0.6 years
Granted	90,000	$4.42
Awards Vested	(100,250)	$6.30
Canceled	(290,108)	$3.35
Balance December 31, 2011	225,232	$3.82	0.3 years

As of December 31, 2011, there was $0.1 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 0.3 years. The total grant date fair market value of awards vested during the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.5 million and $0.6 million, respectively.  The total intrinsic value of restricted stock awards vested during the years December 31, 2011, 2010 and 2009 was $0.5 million, $1.5 million and $0.5 million, respectively.

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

Stock Appreciation Rights

The Company has granted cash-based phantom stock appreciation rights, or SARs, which are independent of the Company's 2008 Equity Incentive Plan, with respect to 300,000 shares of the Company's common stock, par value $.0001 per share. The SARs will vest in three equal annual installments and will fully vest in connection with a Change of Control (as defined in the grantee's employment agreement). These SARs may be exercised, in whole or in part, to the extent each SAR has been vested and will receive in cash the amount, if any, by which the closing stock price on the exercise date exceeds the Grant Price. Upon the exercise of any SARs, as soon as practicable under the applicable Federal and state securities laws, the grantee will be required to use the net after-tax proceeds of such exercise to purchase shares of the Common Stock from the Company at the closing stock price of the Common Stock on that date and hold such shares of Common Stock for a period of not less than one year from the date of purchase, except that the grantee will not be required to purchase any shares of Common Stock if the SAR is exercised on or after a Change of Control of the Company. The grantee's right to exercise the SAR will expire on the earliest of (1) the tenth anniversary of the grant date, (2) under certain conditions as a result of termination of the grantee's employment, or (3) the date that the SAR is exercised in full.

SAR activity through December 31, 2011 was as follows:

	Stock Appreciation Right	Weighted Average Exercise Price	Weighted Average Remaining Recognition Period
Balance, December 31, 2010	200,000	5.70	3.0 years
Granted	100,000	4.42
Exercised	—	—
Canceled	—	—
Balance, December 31, 2011	300,000	5.27	2.1 years

The SARs are recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets.  Compensation expense related to the SARS for the year ended December 31, 2011 was $0.3 million. Compensation expense recorded in the year ended December 31, 2010 related to the SARs was not material.   As of December 31, 2011 there was $0.7 million of unrecognized compensation expense related to the SARs.  That expense is expected to be recognized over a weighted-average period of 2.1 years. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

NOTE 15--	DEFINED CONTRIBUTION PLANS

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution, which it elected not to do during the year ended December 31, 2011. The Company recorded matching contributions in selling, general and administrative expenses of $2.0 million and $1.1 million during the years ended December 31, 2010 and 2009, respectively.

NOTE 16--	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$439,297	$441,406	$454,021	$483,302
Gross profit	$77,264	$76,220	$77,064	$81,755
Net income (loss)	$2,941	$(2,326)	$548	$6,709
Basic income (loss) per share	$0.05	$(0.04)	$0.01	$0.12
Diluted income (loss) per share	$0.05	$(0.04)	$0.01	$0.12
2010
Revenue	$335,068	$412,030	$441,153	$450,372
Gross profit	$38,918	$73,524	$75,384	$72,591
Net (loss) income (1)	$(7,169)	$3,128	$1,965	$(67,066)
Basic (loss) income per share	$(0.18)	$0.06	$0.04	$(1.25)
Diluted (loss) income per share	$(0.18)	$0.06	$0.04	$(1.25)

(1)
The fourth quarter of 2010 includes a $47.7 million income tax expense, primarily related to the recognition of a valuation allowance on deferred tax assets.  Net (loss) income in 2010 also includes expenses of $9.6 million related to a loss on extinguishment of debt.

NOTE 17--	SUBSEQUENT EVENTS

On February 1, 2012, subsequent to the fiscal year-end, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co.and certain subsidiaries (collectively, the "Buyers") and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail operations and community retail pharmacy stores.
Pursuant to the terms of the Asset Purchase Agreement, the Company will receive a total purchase price of approximately $170.0 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. An additional $60.0 million of purchase price may be payable based on events related directly or indirectly to the retention of certain business by the Buyers included in the Pharmacy Services Asset Sale. The purchase price excludes all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale having dates of service prior to the closing date of the Pharmacy Services Asset Sale, which were carried at approximately $55.0 million of net assets based on the Company's Consolidated Balance Sheets as of December 31, 2011, and will be retained by the Company.
In addition, the Company and its subsidiaries and DS Pharmacy, Inc. and drugstore.com, inc., both subsidiaries of the buyer, entered into an agreement concurrently with the Asset Purchase Agreement providing that BioScrip will cease to be the sole fulfillment pharmacy for customers who come through the drugstore.com website. The agreement provided for a cash payment of $3.0 million to the Company and the payment of $2.9 million to the Buyers related to contingent consideration from the Company's 2010 acquisition of the prescription pharmacy business of DS Pharmacy.

The Pharmacy Services Asset Sale and the other transactions contemplated by the Asset Purchase Agreement are subject to various closing conditions, including the accuracy of representations and warranties and compliance with covenants, receipt of certain contractual consents, receipt of regulatory approvals and other customary closing conditions. During the first quarter of 2012, the transaction received anti-trust clearance under the Hart-Scott-Rodino Act.
The operations subject to the Pharmacy Services Asset Sale represent a significant portion of the net asset value and revenue in the Pharmacy Services segment and less than half of the income from operations of that segment. The proposed transaction would include the sale of 30 community pharmacy locations and certain assets of three traditional and specialty mail service operations, which constitute all of our operations in the community pharmacy and mail order lines of business. The carrying value of the net assets subject to the Pharmacy Services Asset Sale was approximately $58.8 million at December 31, 2011.

If the Company consummates the Pharmacy Services Asset Sale discussed above, management expects to undertake a further strategic assessment of its business and operations in order to align its corporate structure with its remaining business operations. As part of these efforts, the Company may incur significant charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, potential cash bonus payments and potential accelerated payments of certain of its contractual obligations, which may impact the Company's future Consolidated Financial Statements.

Operating information of the traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2011, 2010 and 2009 are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009

Revenue	$1,263,546	$1,207,926	$1,124,811

Gross profit	$96,723	$99,920	$109,297

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2011 were effective.

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
Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2011, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 14, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2012 in connection with our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules not listed above have been omitted since they are not applicable or are not required.

3. Exhibits

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
(1) (Exhibit 2.1)
2.2
Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., Walgreen Mail Service, Inc., Walgreens Specialty Pharmacy, LLC, and Walgreen Eastern Co., Inc., the Company and subsidiaries of the Company listed on Annex A thereto.
(31) (Exhibit 2.1)
3.1	Second Amended and Restated Certificate of Incorporation.	(2) (Exhibit 4.1)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(4) (Exhibit 3.1)
3.3	Amended and Restated By-Laws.	(3) (Exhibit 3.1)
4.1	Specimen Common Stock Certificate.	(5) (Exhibit 4.1)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company, as Rights Agent.	(6) (Exhibit 4.1)
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
(26) (Exhibit 4.2)
4.8	Form of Cash-only Stock Appreciation Right Agreement.	(28) (Exhibit 10.39)
10.1 Ù	Amended and Restated 1996 Incentive Stock Plan.	(9)
10.2 Ù	Amended and Restated 1996 Non-Employee Director's Stock Incentive Plan.	(10)
10.3 Ù	Amended and Restated 2001 Incentive Stock Plan.	(11)
10.4 Ù	Amendment to the BioScrip, Inc. 2001 Incentive Stock Plan.	(32) (Exhibit 10.1)
10.5 Ù	2008 Amended and Restated Equity Incentive Plan.	(12)
10.6 Ù	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(33) (Exhibit 10.3)
10.7 Ù	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese.	(13) (Exhibit 10.51)
10.8 Ù	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese.	(14) (Exhibit 10.46)
10.9 Ù	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese.	(15) (Exhibit 10.1)
10.10 Ù	Severance Agreement, dated August 24, 2006, by and between BioScrip, Inc. and Barry A. Posner.	(16) (Exhibit 10.1)
10.11 Ù	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.	(18) (Exhibit 10.2)

10.12 Ù	Separation and Release Agreement dated as of October 6, 2011 between Barry A. Posner and BioScrip, Inc.	(34) (Exhibit 10.1)
10.13 Ù	Severance Agreement, dated August 2, 2007 between BioScrip, Inc. and Stanley G. Rosenbaum .	(17) (Exhibit 10.1)
10.14 Ù	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Stanley G. Rosenbaum.	(18) (Exhibit 10.1)
10.15 Ù	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.1)
10.16 Ù	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.2)
10.17 Ù	Engagement Letter, dated as of January 31, 2011, by and between the Company and Mary Jane Graves.	(21) (Exhibit 10.1)
10.18 Ù	Employment Agreement, dated as of December 23, 2010, by and between BioScrip, Inc. and Richard M. Smith.	(22) (Exhibit 10.1)
10.19 Ù	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.1)
10.20 Ù	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.2)
10.21 Ù	Restrictive Covenant Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.3)
10.22 Ù	Separation Agreement dated as of November 1, 2010, by and between the Company and Richard H. Friedman.	(25) (Exhibit 10.1)
10.23	Letter of Credit Agreement dated July 8, 2009.	(19) (Exhibit 10.1)
10.24	Cash Collateral Agreement dated July 8, 2009.	(19) (Exhibit 10.2)
10.25
Amended and Restated Credit Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.
(23) (Exhibit 10.1)
10.26	First Amendment to the Amended and Restated Credit Agreement	(35) (Exhibit 10.1)
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
(23) (Exhibit 10.3)
10.29	Intercreditor Agreement, dated as of March 25, 2010, by and between Jefferies Finance LLC, as agent for the first priority secured parties, and AmerisourceBergen Drug Corporation.	(26) (Exhibit 10.5)
10.30 #	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation and BioScrip, Inc.	(30) (Exhibit 10.1)
10.31
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

10.32 #
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
(27) (Exhibit 10.1)
10.33 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(36) (Exhibit 10.1)
10.34 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(37) (Exhibit 10.2)
10.35 ##
Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement dated as of July 1, 2009 and amended as of March 25, 2010, June 1, 2010, August 1, 2010, and May 1, 2011 by and among AmerisourceBergen Drug Corporation, Bioscrip, Inc., BioScrip Infusion Services, Inc., Chronimed, LLC, Bioscrip Pharmacy, Inc., Bradhurst Specialty Pharmacy, Inc., Bioscrip Pharmacy (NY), Inc., Bioscrip PBM Services, LLC, Natural Living, Inc., Bioscrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, Bioscrip Infusion Management, LLC, Bioscrip Pharmacy Services, Inc., Critical Homecare Solutions, Inc., Specialty Pharma, Inc., New England Home Therapies, Inc., Deaconess Enterprises, LLC, Infusion Solutions, Inc., Professional Home Care Services, Inc., Wilcox Medical Inc., Deaconess Homecare, LLC, South Mississippi Home Health, Inc., Regional Ambulatory Diagnostics, Inc., Elk Valley Professional Affiliates, Inc., Infusion Partners, LLC, Knoxville Home Therapies, LLC, South Mississippi Home Health, Inc., - Region I, South Mississippi Home Health, Inc. - Region II, South Mississippi Home Health, Inc. - Region III, Applied Health Care, LLC, East Goshen Pharmacy, Inc., Infusion Partners of Brunswick, LLC, Scott Wilson, Inc., Infusion Partners of Melbourne, LLC, Elk Valley Home Health Care Agency, Inc., Gericare, Inc., Cedar Creek Home Health Care Agency, Inc. Elk Valley Health Services, Inc., National Health Infusion, Inc., Option Health, Ltd. And CHS Holdings, Inc.
(29) (Exhibit 10.1)
10.36	Registration Rights Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and Jefferies & Company, Inc.	(26) (Exhibit 10.6)
10.37
Stockholders' Agreement, dated as of January 24, 2010, by and among BioScrip, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd.
(1) (Exhibit 10.1)
21.1 *	List of Subsidiaries.
23.1 *	Consent of Ernst and Young LLP.
31.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **
The following financial information from BioScrip Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (ii) Balance Sheets as of December 31, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Financial Statements.

(1)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on January 27, 2010, SEC Accession No. 0000950123-10-005446.
(2)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on March 17, 2005, SEC Accession No. 0000950123-05-003294.
(3)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on July 30, 2009, SEC Accession no. 0001014739-09-000029.
(4)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on June 10, 2010, SEC Accession no. 0000950123-10-057214.
(5)
Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the SEC on March 31, 2006,  SEC Accession no. 0000950123-06-004022.

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company's form 8-A/A dated December 4, 2002.
(7)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-015184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999.
(10)	Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002.
(11)	Incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003.
(12)	Incorporated by reference from the Company's definitive proxy statement for its 2010 annual meeting of stockholders filed with the Commission May 10, 2010.
(13)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(14)
Incorporated by reference to the indicated exhibit to the Company's Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(15)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082.
(16)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010723.
(17)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(18)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(19)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(20)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 SEC Accession No. 0001014739-09-000031.
(21)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on February 3, 2011 SEC Accession No. 0001014739-11-000004.
(22)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K/A filed on December 30, 2010 SEC Accession No. 0000950123-10-117687.
(23)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 30, 2010 SEC Accession No. 0000950123-10-117583.
(24)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 3, 2010 SEC Accession No. 0000950123-10-110784.
(25)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on November 2, 2010 SEC Accession No. 0000950123-10-099147.
(26)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on March 31, 2010 SEC Accession No. 0000950123-10-030906.

(27)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC Accession No. 0001014739-10-000025.
(28)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, SEC Accession No. 0001014739-11-000006.
(29)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on January 26, 2012, accession No 0000950138-12-000025.
(30)	Incorporated by reference to the indicated exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, SEC Accession No. 0001014739-09-000048.
(31)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on February 3, 2012, accession No. 0001193125-12-038785.
(32)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on August 10, 2011, accession No. 0001014739-11-000033.
(33)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(34)	Incorporated by reference the exhibit indicated to the Company's current report on Form 8-K filed on October 12, 2011, accession No. 0000950138-11-000539.
(35)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 23, 2011, accession No. 0001014739-11-000022.
(36)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(37)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

Ù	Designates BioScrip, Inc.'s management contracts or compensatory plan or arrangement.
#
The Securities and Exchange Commission has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

##
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2012 .

BIOSCRIP INC.

/s/ Mary Jane Graves
Mary Jane Graves
Chief Financial Officer and Treasurer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Richard H. Friedman Richard H. Friedman	Non-Executive Chairman of the Board	March 14, 2012

/s/ Richard M. Smith Richard M. Smith	President and Chief Executive Officer (Principal Executive Officer) Director	March 14, 2012

/s/ Mary Jane Graves Mary Jane Graves	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2012

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 14, 2012

/s/ Samuel P. Frieder Samuel P. Frieder	Director	March 14, 2012

/s/ Myron Z. Holubiak Myron Z. Holubiak	Director	March 14, 2012

/s/ David R. Hubers David R. Hubers	Director	March 14, 2012

/s/ Richard L. Robbins Richard L. Robbins	Director	March 14, 2012

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 14, 2012

/s/ Gordon H. Woodward Gordon H. Woodward	Director	March 14, 2012

Bioscrip, Inc. and Subsidiaries
Schedule II- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$11,629	$(8,761)	$8,636	$11,504
Year ended December 31, 2010
Allowance for doubtful accounts	$11,504	$(14,420)	$19,337	$16,421
Year ended December 31, 2011
Allowance for doubtful accounts	$16,421	$(12,347)	$18,654	$22,728

(Exhibits being filed with this Annual Report on Form 10-K)

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mary Jane Graves pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from BioScrip Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (ii) Balance Sheets as of December 31, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Financial Statements.