Form 10-Q
period 2012-03-31
BioScrip, Inc.
filed 2012-05-10
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

On May 3, 2012, there were 58,413,864 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Receivables, less allowance for doubtful accounts of $25,099 and $22,728 at March 31, 2012 and December 31, 2011, respectively	242,173	225,412
Inventory	13,783	17,997
Prepaid expenses and other current assets	6,442	10,184
Current assets from discontinued operations	32,171	38,876
Total current assets	294,569	292,469
Property and equipment, net	26,229	26,951
Goodwill	312,387	312,387
Intangible assets, net	18,743	19,622
Deferred financing costs	3,678	3,992
Other non-current assets	1,420	1,552
Non-current assets from discontinued operations	17,010	20,129
Total assets	$674,036	$677,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$64,053	$66,161
Accounts payable	84,742	79,155
Claims payable	5,168	11,766
Amounts due to plan sponsors	24,345	25,219
Accrued interest	11,614	5,825
Accrued expenses and other current liabilities	28,445	32,648
Total current liabilities	218,367	220,774
Long-term debt, net of current portion	227,318	227,298
Deferred taxes	9,995	10,295
Other non-current liabilities	3,681	3,456
Total liabilities	459,361	461,823
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 58,236,619 and 57,800,791, respectively; shares outstanding: 55,554,866 and 55,109,038, respectively	6	6
Treasury stock, shares at cost: 2,638,421 and 2,638,421, respectively	(10,461)	(10,461)
Additional paid-in capital	377,624	375,525
Accumulated deficit	(152,494)	(149,791)
Total stockholders' equity	214,675	215,279
Total liabilities and stockholders' equity	$674,036	$677,102
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Product revenue	$106,803	$89,782
Service revenue	48,830	41,055
Total revenue	155,633	130,837

Cost of product revenue	72,326	57,609
Cost of service revenue	29,785	21,876
Total cost of revenue	102,111	79,485

Gross profit	53,522	51,352
Selling, general and administrative expenses	44,662	41,399
Bad debt expense	3,465	2,655
Acquisition and integration expenses	172	—
Restructuring expense	300	1,299
Amortization of intangibles	879	819
Income from continuing operations	4,044	5,180
Interest expense, net	6,569	6,612
Loss from continuing operations before income taxes	(2,525)	(1,432)
Income tax benefit	(502)	(417)
Loss from continuing operations, net of income taxes	(2,023)	(1,015)
(Loss) income from discontinued operations, net of income taxes	(680)	3,956
Net (loss) income	$(2,703)	$2,941

Income (loss) per common share:
Basic loss from continuing operations	$(0.04)	$(0.02)
Basic (loss) income from discontinued operations	(0.01)	0.07
Basic (loss) income	$(0.05)	$0.05

Diluted loss from continuing operations	$(0.04)	$(0.02)
Diluted (loss) income from discontinued operations	(0.01)	0.07
Diluted (loss) income	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	55,307	54,133
Diluted	55,307	54,133

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(2,703)	$2,941
Less: (loss) income from discontinued operations, net of income taxes	(680)	3,956
Loss from continuing operations, net of income taxes	(2,023)	(1,015)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,931	1,333
Amortization of intangibles	879	819
Amortization of deferred financing costs	284	241
Change in deferred income tax	(300)	(48)
Compensation under stock-based compensation plans	966	1,132
Loss on disposal of fixed assets	23	5
Changes in assets and liabilities:
Receivables, net of bad debt expense	(16,761)	(10,681)
Inventory	4,215	2,960
Prepaid expenses and other assets	4,238	(64)
Accounts payable	5,587	(2,569)
Claims payable	(6,598)	2,404
Amounts due to plan sponsors	(874)	3,151
Accrued interest	5,788	5,766
Accrued expenses and other liabilities	(1,231)	2,533
Net cash provided by (used in) operating activities from continuing operations	(3,876)	5,967
Net cash provided by operating activities from discontinued operations	6,401	25,688
Net cash provided by operating activities	2,525	31,655
Cash flows from investing activities:
Purchases of property and equipment, net	(1,547)	(904)
Cash consideration paid to DS Pharmacy	(2,935)	—
Net cash used in investing activities from continuing operations	(4,482)	(904)
Net cash provided by (used in) investing activities from discontinued operations	2,741	(1,888)
Net cash used in investing activities	(1,741)	(2,792)
Cash flows from financing activities:
Borrowings on line of credit	481,151	412,400
Repayments on line of credit	(483,224)	(441,207)
Repayments of capital leases	(35)	(30)
Deferred and other financing costs	—	(22)
Net proceeds from exercise of employee stock compensation plans	1,324	54
Surrender of stock to satisfy minimum tax withholding	—	(58)
Net cash used in financing activities	(784)	(28,863)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents - beginning of period	—	—
Cash and cash equivalents - end of period	$—	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,241	$1,302
Cash paid during the period for income taxes	$197	$282
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$20	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2011 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

As a result of the Company entering into a purchase agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores (see Note 2), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. As a result, prior period disclosures reflect the change in operating and reportable segments. Refer to Note 9 for more information.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. Refer to Note 13 for more information.

NOTE 2--	DISCONTINUED OPERATIONS

On February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail operations and community retail pharmacy stores.
On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, the Company received a total purchase price of approximately $158.0 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price or be required to refund up to approximately $6.4 million of purchase price to the Buyers. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were carried at $64.3 million of net assets based on the Company's Consolidated Balance Sheet at March 31, 2012, and will be retained by the Company. As a result of the Pharmacy Services Asset Sale, the Company expects to recognize a pretax gain in the second quarter.  The Company estimates that the pretax gain will be approximately $111.3 million based on March 31, 2012 asset balances, however, this amount is subject to change once final entries are recorded in May.  In addition, the Company expects to recognize approximately $22.3 million of restructuring costs, transaction costs, and other one-time charges as a result of the transaction in the second quarter for a net effect of approximately $89.0 million.

In addition, the Company and its subsidiaries and certain subsidiaries of the Buyers entered into an agreement concurrently with the Asset Purchase Agreement which provided that BioScrip ceased to be the sole fulfillment pharmacy for customers who came through the drugstore.com website. The agreement provided for a cash payment of $3.0 million to the Company and the payment of $2.9 million to the Buyers related to contingent consideration from the Company's 2010 acquisition of the prescription pharmacy business of DS Pharmacy, both of which occurred during the three months ended March 31, 2012.

The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale will be converted in the second half of the year to provide infusion pharmacy services.  The Company is evaluating whether to convert some or all of the other retained locations to provide infusion pharmacy services. The assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets. On March 31, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

March 31, 2012
Inventory	$31,982
Prepaid expenses and other current assets	189
Total current assets	32,171
Property and equipment, net	2,477
Goodwill	11,754
Intangible assets, net	2,503
Other non-current assets	276
Total assets	$49,181

The following are assets and liabilities of the community pharmacy and mail order lines of business that were not transferred as part of the Pharmacy Services Asset Sale and were not included in discontinued operations on the accompanying Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. The Company anticipates the collection, payment or resolution of these balances during the remainder of the year.

	March 31, 2012	December 31, 2011
	(in thousands)

Receivables, less allowance for doubtful accounts	$137,008	$126,075
Inventory	1,307	1,092
Prepaid expenses and other current assets	18	2,946
Total current assets	138,333	130,113
Property and equipment, net	5,881	6,234
Other non-current assets	44	46
Total assets	$144,258	$136,393

Current portion of long-term debt	$32,729	$34,802
Accounts payable	61,259	55,988
Amounts due to plan sponsors	4,518	4,330
Accrued expenses and other current liabilities	8,224	11,870
Total current liabilities	106,730	106,990
Long-term debt, net of current portion	867	867
Other non-current liabilities	1,652	1,642
Total liabilities	$109,249	$109,499

As of the filing of this report, management has commenced a further strategic assessment of its business and operations in order to align its corporate structure with its remaining business operations. As part of these efforts, the Company may incur significant charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, potential cash bonus payments and potential accelerated payments of certain of its contractual obligations, which may impact the Company's future Unaudited Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three months ended March 31, 2012 and 2011 are summarized below (in thousands). These results include costs directly attributable to the components of the businesses being disposed of. In addition, interest expense of $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively, has been allocated to discontinued operations on the basis of the borrowing base that will be reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which will be reduced. Income tax expense of $8,000 and $0.7 million for the three months ended March 31, 2012 and 2011, respectively, has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

	Three Months Ended March 31,
	2012	2011

Revenue	$338,103	$308,460

Gross profit	$22,960	$25,912

Gross profit as a percentage of revenue	6.8%	8.4%

(Loss) income from discontinued operations	$(680)	$3,956

On March 8, 2012, the Compensation Committee of the Board of Directors of the Company approved contingent cash awards in the aggregate amount of $930,000 to a total of seventeen of the Company’s management team.
The awards were made in recognition of the efforts and leadership of those individuals toward accomplishing the Company’s strategic assessment to shift its primary business focus to the Infusion Services and Home Health Services segments of the Company’s business. The awards were paid upon completion of the Asset Purchase Agreement.

NOTE 3--	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Loss from continuing operations, net of income taxes	$(2,023)	$(1,015)
(Loss) income from discontinued operations, net of income taxes	(680)	3,956
Net income (loss)	$(2,703)	$2,941

Denominator - Basic:
Weighted average number of common shares outstanding	55,307	54,133

Basic loss from continuing operations	$(0.04)	$(0.02)
Basic (loss) income from discontinued operations	(0.01)	0.07
Basic (loss) income	$(0.05)	$0.05

Denominator - Diluted:
Weighted average number of common shares outstanding	55,307	54,133
Common share equivalents of outstanding stock options and restricted awards	—	—
Total diluted shares outstanding	55,307	54,133

Diluted loss from continuing operations	$(0.04)	$(0.02)
Diluted (loss) income from discontinued operations	(0.01)	0.07
Diluted (loss) income	$(0.05)	$0.05

The computation of diluted shares for the three months ended March 31, 2012 and 2011 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS"). In addition to the warrants, the computation of diluted shares for the years ended March 31, 2012 and 2011 excludes the effect of 6.9 million and 6.2 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted ASU 2011-08 on January 1, 2012. The adoption of this statement did not have a material effect on the Company's Unaudited Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. The Company adopted ASU 2011-04 on January 1, 2012. The adoption of this statement did not have a material effect on the Company's Unaudited Consolidated Financial Statements.

NOTE 4--	GOODWILL AND INTANGIBLE ASSETS

As a result of the Company entering into the Asset Purchase Agreement with respect to the Pharmacy Services Asset Sale, the Company reevaluated its operating and reportable segments. Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. The Company has assigned goodwill to the new segments based on discounted future cash flows .

Goodwill consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Infusion	$265,859	$265,859
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$312,387	$312,387

Intangible assets consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

		March 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 - 16 months	588	(429)	159
Infusion trademarks	3 years	2,600	(1,755)	845
Infusion customer relationships	3 years	7,200	(4,861)	2,339
		10,388	(7,045)	3,343
		$25,788	$(7,045)	$18,743

		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 months	588	(370)	218
Infusion trademarks	3 years	2,600	(1,538)	1,062
Infusion customer relationships	3 years	7,200	(4,258)	2,942
		10,388	(6,166)	4,222
		$25,788	$(6,166)	$19,622

The Company had an immaterial amount of intangible assets classified as discontinued operations as of March 31, 2012 and December 31, 2011.

Total amortization of intangible assets was $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense is expected to be the following (in thousands):

2012 (nine months)	$2,616
2013	727
Total	$3,343

NOTE 5--	RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $0.3 million and $1.3 million during the three months ended March 31, 2012 and March 31, 2011, respectively. Restructuring expenses during the three months ended March 31, 2012 consisted of approximately $0.3 million of third-party consulting costs. Restructuring expenses during the three months ended March 31, 2011 consisted of approximately $1.0 million of third-party consulting costs and $0.3 million of employee severance and other benefit-related costs related to workforce reductions.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $10.2 million in total expenses, consisting of $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions and $1.6 million of facility-related costs..

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations. As of March 31, 2012, there are restructuring accruals of $2.9 million included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accruals activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$2,109	$50	$1,289	$—	$3,448
Expenses	—	300	—	—	300
Cash payments	(734)	—	(106)	—	(840)
Liability balance as of March 31, 2012	$1,375	$350	$1,183	$—	$2,908

NOTE 6--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Computer and office equipment, including equipment acquired under capital leases	$16,020	$15,684
Software capitalized for internal use	15,511	15,520
Vehicles, including equipment acquired under capital leases	1,725	1,701
Medical equipment	13,945	14,698
Work in progress	2,841	2,813
Furniture and fixtures	3,763	3,626
Leasehold improvements	6,969	6,507
	60,774	60,549
Less: Accumulated depreciation	(34,545)	(33,598)
Property and equipment, net	$26,229	$26,951

The Company had an insignificant amount of vehicles under capital lease as of March 31, 2012 and December 31, 2011.

Depreciation expense, including expense related to assets under capital lease, for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.3 million, respectively.  Depreciation expense for both the three months ended March 31, 2012 and 2011 included $0.7 million and $0.6 million, respectively, for costs related to software capitalized for internal use.

NOTE 7--	DEBT

As of March 31, 2012 the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$61,749
Senior unsecured notes	225,000
Capital leases	4,622
291,371
Less - obligations maturing within one year	64,053
Long term debt - net of current portion	$227,318

As of March 31, 2012, the carrying amount of the Company's senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $258.6 million. The estimated fair value was calculated using level 3 inputs and was based on current market rates for debt of the same risk and maturities.

As of March 31, 2012, borrowings under the Company's senior secured revolving credit facility include debt having variable interest rates totaling $61.7 million. The Company believes the carrying value of the debt under the senior secured revolving credit facility approximates fair market value.

NOTE 8--	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intends to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. As of March 31, 2012, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.
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

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The

Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company's Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company's Unaudited Consolidated Financial Statements.

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has negotiated an agreement in principle to resolve all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of those claims. The Company has to resolve by negotiation or litigation additional claims of the qui tam relator and counsel, as well as the interests of the Office of the Inspector General of the Department of Health and Human Services in the matter.  During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to the settlement. As of March 31, 2012, there was a liability of $4.8 million included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

Leases

The Company leases its facilities and certain equipment under various operating leases with third parties. The majority of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule.

In addition, the Company utilizes capital leases agreements with third parties to obtain certain assets such as vehicles. Interest rates on capital leases are both fixed and variable and range from 3% to 7%.

As of March 31, 2012, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2012 (nine months)	$4,370	$2,304	$6,674
2013	4,104	2,108	6,212
2014	2,938	198	3,136
2015	2,395	165	2,560
2016	1,827	3	1,830
2017 and thereafter	3,574	—	3,574
Total	$19,208	$4,778	$23,986

Rent expense for leased facilities and equipment was approximately $1.5 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

Purchase Commitments

As of March 31, 2012, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $20.5 million during the remainder of 2012.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 9--	OPERATING AND REPORTABLE SEGMENTS

As a result of the Company entering into a purchase agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores, the Company reevaluated its operating and reportable segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. Prior period disclosures reflect the change in reportable segments.

The Infusion Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectible therapies.

The Home Health Services operating and reportable segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of integrated pharmacy benefit management ("PBM") services, which primarily consists of discount cash card programs. The discount cash card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of the Company's participating network pharmacies or who order medications through one of the Company's participating mail service pharmacies receive prescription medications at a discounted price compared to the retail or "cash" price. In addition, in the Company's capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs where the Company reimburses its network pharmacies and third party payors in turn reimburse the Company based on Medi-Span reported pricing.

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as loss from continuing operations, net of income taxes adjusted for net interest expense, income tax benefit, depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; and restructuring expense. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended March 31,
	2012	2011
Results of Operations:
Revenue:
Infusion Services - product revenue	$106,803	$89,782
Infusion Services - service revenue	2,250	1,943
Total Infusion Services revenue	109,053	91,725

Home Health Services - service revenue	16,711	17,208

PBM Services - service revenue	29,869	21,904

Total revenue	$155,633	$130,837

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$7,783	$9,284
Home Health Services	1,080	1,006
PBM Services	6,098	6,123
Total Segment Adjusted EBITDA	14,961	16,413

Corporate overhead	(6,582)	(6,650)

Interest expense, net	(6,569)	(6,612)
Income tax benefit	502	417
Depreciation	(1,931)	(1,333)
Amortization of intangibles	(879)	(819)
Stock-based compensation expense	(966)	(1,132)
Acquisition, integration, severance and other employee costs (1)	(259)	—
Restructuring expense	(300)	(1,299)
Loss from continuing operations, net of income taxes	$(2,023)	$(1,015)

(1) Current year costs primarily related to legal and financial advisory fees associated with potential acquisitions.

Supplemental Operating Data

Total Assets
Infusion Services	$355,657	$353,999
Home Health Services	66,579	64,672
PBM Services	37,576	40,418
Corporate unallocated	20,785	22,615
Assets from discontinued operations	49,181	59,005
Assets associated with discontinued operations, not sold	144,258	136,393
Total	$674,036	$677,102

NOTE 10--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 16% and 13% of revenue during the three months ended March 31, 2012 and 2011, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to one therapy which represented 21% and 27% of revenue during the three months ended March 31, 2012 and 2011, respectively. The majority of the revenue is related to the Infusion Services segment.

NOTE 11--	INCOME TAXES

The Company’s Federal and state income tax benefit from continuing operations is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2012	2011
Current
Federal	$(29)	$(245)
State	(173)	(122)
Total Current	(202)	(367)
Deferred
Federal	(262)	(44)
State	(38)	(6)
Total deferred	(300)	(50)
Total income tax benefit	$(502)	$(417)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate is as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Tax benefit at statutory rate	$(884)	$(501)
State tax benefit, net of Federal taxes	(103)	(73)
Change in tax contingencies	6	5
Valuation allowance changes affecting income tax expense	430	93
Other	49	59
Income tax benefit	$(502)	$(417)

NOTE 12--	STOCK-BASED COMPENSATION

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

As of March 31, 2012, there were 1,322,907 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of March 31, 2012, there were 2,068,613 shares that remained available under the Bioscrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $0.7 million and $1.0 million during the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.2 million during the three months ended March 31, 2012. The Company recognized an insignificant amount of compensation expense related to stock appreciation rights awards during the three months ended March 31, 2011.

NOTE 13--	SUBSEQUENT EVENTS

On May 4, 2012, the Company closed the Pharmacy Services Asset Sale. The sale represented a total deal value of approximately $225.0 million, including approximately $161.0 million in cash and retention by the Company of associated net working capital with a net value of approximately $64.3 million, based on the Company's Consolidated Balance Sheet at March 31, 2012. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price or be required to refund up to approximately $6.4 million of purchase price to the Buyers. As a result of the Pharmacy Services Asset Sale, the Company expects to recognize a pretax gain in the second quarter.  The Company estimates that the pretax gain will be approximately $111.3 million based on March 31, 2012 asset balances, however, this amount is subject to change once final entries are recorded in May. In addition, the Company expects to recognize approximately $22.3 million of restructuring costs, transaction costs, and other one-time charges as a result of the transaction in the second quarter for a net effect of approximately $89.0 million. The Company will use the proceeds from the sale to focus on and expand its infusion pharmacy footprint to better serve its national customers, execute on strategic growth opportunities and pay down debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  This report contains information regarding important factors that could cause such differences. These factors include, among other things:

•
risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home health providers and pharmacy benefit management organizations;

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

Business Overview

We are a leading national provider of pharmacy, home health services and pharmacy benefit management ("PBM") services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we had a total of 72 locations in 19 states plus the District of Columbia, including 38 home infusion locations, two contract affiliated infusion pharmacies and 32 home nursing locations.

Our platform provides broad service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, a patient's physician. Our home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, pain management, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and heart failure.

Segments

As a result of the Company entering into the Asset Purchase Agreement with respect to the Pharmacy Services Asset Sale (described below), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

The Infusion Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectible therapies.

The Home Health Services segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of integrated PBM services, which primarily consists of discount cash card programs. The discount cash card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our participating mail service pharmacies receive prescription medications at a discounted price compared to the retail or "cash" price. In addition, in our capacity as a pharmacy benefit manager, we have fully funded prescription benefit programs where we reimburse our network pharmacies and third party payors in turn reimburse us based on Medi-Span reported pricing.

Strategic Assessment and Divestiture

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. As a result, corporate salaries and benefits decreased and those resources were redeployed to sales and operations to support growth.

In addition to addressing corporate overhead, the strategic assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for our traditional and specialty pharmacy mail operations and community retail pharmacy stores. Accordingly, on February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, we received a total purchase price of approximately $158.0 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price or be required to refund up to approximately $6.4 million of purchase price to the Buyers. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were carried at $64.3 million of net assets based on our Consolidated Balance Sheet at March 31, 2012, and will be retained by us. As a result of the Pharmacy Services Asset Sale, we expect to recognize a pretax gain in the second quarter.  We estimate that the pretax gain will be approximately $111.3 million based on March 31, 2012 asset balances, however, this amount is subject to change once final entries are recorded in May.  In addition, we expect to recognize approximately $22.3 million of restructuring costs, transaction costs, and other one-time charges as a result of the transaction in the second quarter for a net effect of approximately $89.0 million.
In addition, the Company and its subsidiaries and certain subsidiaries of the Buyers entered into an agreement concurrently with the Asset Purchase Agreement which provided that BioScrip ceased to be the sole fulfillment pharmacy for customers who came through the drugstore.com website. The agreement provided for a cash payment of $3.0 million to us and the payment of $2.9 million to the Buyers related to contingent consideration from the our 2010 acquisition of the prescription pharmacy business of DS Pharmacy, both of which occurred during the three months ended March 31, 2012.

The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of our operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale will be converted in the second half of the year to provide infusion pharmacy services.  We are evaluating whether to convert some or all of the other retained locations to provide infusion pharmacy services. All of the assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets. On March 31, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

March 31, 2012
Inventory	$31,982
Prepaid expenses and other current assets	189
Total current assets	32,171
Property and equipment, net	2,477
Goodwill	11,754
Intangible assets, net	2,503
Other non-current assets	276
Total assets	$49,181

The following are assets and liabilities of the community pharmacy and mail order lines of business that were not transferred as part of the Pharmacy Services Asset Sale and were not included in discontinued operations on the accompanying Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. The Company anticipates the collection, payment or resolution of these balances during the remainder of the year.

	March 31, 2012	December 31, 2011
	(in thousands)

Receivables, less allowance for doubtful accounts	$137,008	$126,075
Inventory	1,307	1,092
Prepaid expenses and other current assets	18	2,946
Total current assets	138,333	130,113
Property and equipment, net	5,881	6,234
Other non-current assets	44	46
Total assets	$144,258	$136,393

Current portion of long-term debt	$32,729	$34,802
Accounts payable	61,259	55,988
Amounts due to plan sponsors	4,518	4,330
Accrued expenses and other current liabilities	8,224	11,870
Total current liabilities	106,730	106,990
Long-term debt, net of current portion	867	867
Other non-current liabilities	1,652	1,642
Total liabilities	$109,249	$109,499

We intend to explore strategic alternatives to maximize stockholder value going forward, including deploying the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities. Options that we may consider include reducing the revolving credit facility, redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services segment, subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes.

As of the filing of this report, management has commenced a further strategic assessment of its business and operations in order to align its corporate structure with its remaining business operations. As part of these efforts, we may incur significant charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, potential cash bonus payments and potential accelerated payments of certain of its contractual obligations, which may impact our future Unaudited Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three months ended March 31, 2012 and 2011 are summarized below (in thousands). These results include costs directly attributable to the components of the businesses being disposed of. In addition, interest expense has been allocated to discontinued operations on the basis of the borrowing base that will be reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which will be reduced. Income tax expense has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the Asset Purchase Agreement.

	Three Months Ended March 31,
	2012	2011

Revenue	$338,103	$308,460

Gross profit	$22,960	$25,912

Gross profit as a percentage of revenue	6.8%	8.4%

(Loss) income from discontinued operations	$(680)	$3,956

Regulatory Matters Update

Approximately 36% of revenue for the three months ended March 31, 2012 was derived directly from Medicare, state Medicaid programs or other government payors. Also, we provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three months ended March 31, 2012 and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We incurred a 4.25% reimbursement rate cut in 2011 from TennCare, the state of Tennessee Medicaid program, for certain home health services, and incurred a second 4.25% TennCare reimbursement rate cut in the Home Health Services segment effective January 1, 2012. These reimbursement rate cuts decreased revenue by $0.5 million for the three months ended March 31, 2012 versus prior year.

Other states have announced plans to cut reimbursements during 2012 but these have generally not been finalized. Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

Medicare

Federal efforts to reduce Medicare spending have continued in 2012. Congress first passed the Patient Protection and Affordable Care Act ("PPACA"), and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a Super Committee that was tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the Super Committee did not act, automatic Medicare cuts will go into effect in 2013.  It is not possible to estimate at this time how such cuts would affect our results of operations, but we do expect reimbursement pressures to continue.  Thus far, we have been impacted by the Centers for Medicare and Medicaid Services ("CMS") rule revisions which reduced reimbursement rates applicable to the home health division of our business. In November 2010, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%. This reduction resulted in a decrease in our Home Health segment revenue and gross profit by approximately $1.9 million for the year ending December 31, 2011.  In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  Our estimates suggest that the 2012 final rule will reduce our Home Health segment revenue and gross profit by $1.8 million on an annual basis compared to 2011 assuming no changes in the mix or volume of patients that we serve.  Further cuts are expected in 2013.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended March 31, 2012. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company. It compares our results of operations for the three months ended March 31, 2012 with the prior year results of operations.

	Three Months Ended March 31, (in thousands)
	2012		2011		Change
Revenue	$155,633		$130,837		$24,796
Gross profit	$53,522	34.4%	$51,352	39.2%	$2,170
Income from continuing operations	$4,044	2.6%	$5,180	4.0%	$(1,136)
Interest expense, net	$6,569	4.2%	$6,612	5.1%	$(43)
Loss from continuing operations, before income taxes	$(2,525)	(1.6)%	$(1,432)	(1.1)%	$(1,093)
Loss from continuing operations, net of income taxes	$(2,023)	(1.3)%	$(1,015)	(0.8)%	$(1,008)
Loss from discontinued operations, net of income taxes	$(680)	(0.4)%	$3,956	3.0%	$(4,636)
Net (loss) income	$(2,703)	(1.7)%	$2,941	2.2%	$(5,644)

Revenue. Revenue for the three months ended March 31, 2012 was $155.6 million compared to revenue of $130.8 million for the three months ended March 31, 2011.

Infusion segment revenue for the three months ended March 31, 2012 was $109.1 million, compared to revenue of $91.7 million for the same period in 2011, an increase of $17.3 million, or 18.9%. Product revenue increased $17.0 million, or 19.0%, as a result of overall volume growth. Service revenue increased $0.3 million, or 15.8%, as a result of a related increase in the volume of infusion nursing visits.

Home Health Services segment revenue for the three months ended March 31, 2012 was $16.7 million, compared to revenue of $17.2 million for the same period in 2011, a decrease of $0.5 million, or 2.9%. This change in service revenue resulted from a decrease in Medicare home health rates for the calendar year 2012 and TennCare's 4.25% decrease in reimbursement rates as of July 31, 2011 and January 1, 2012.

PBM Services segment revenue for the three months ended March 31, 2012 was $29.9 million compared to revenue of $21.9 million for the same period in 2011, an increase of $8.0 million, or 36.4%. This increase in service revenue of $8.0 million, or 36.4%, was due primarily to an increase in volume from the funded business, partially offset by a rate reduction on the discount cash card business.

Cost of Revenue and Gross Profit. Cost of revenue for the three months ended March 31, 2012 was $102.1 million compared to $79.5 million for the same period in 2011. Gross profit for the three months ended March 31, 2012 was $53.5 million compared to $51.4 million for the same period in 2011, an increase of $2.2 million, or 4.2%. The increase in gross profit dollars was due to growth in the volume of revenue in the Infusion Services segment and growth in the PBM Services segment's business.

Gross profit as a percentage of revenue decreased to 34.4% in the three months ended March 31, 2012 from 39.2% in the three months ended March 31, 2011. This decrease was mainly the result of the mix of therapies services in infusion. Concurrently, as part of the Pharmacy Services Asset Sale and consistent with maintaining key customer relationships, we are providing ongoing lower margin services for certain key customers through the end of the third quarter. Gross profit as a percentage of revenue was also impacted by a decrease in home health reimbursement rates from certain government payors and growth in the funded PBM business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2012 were $44.7 million, or 28.7% of total revenue, compared to $41.4 million, or 31.6% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to an increase of $1.6 million in brokers' fees related to growth in our discount cash card programs and a $1.2 million increase in salaries and employee benefits due to volume growth in the Infusion Services and Home Health Services segments. As volumes in the Infusion Services segment expand, we continue to see a leverage of our cost structure which results in reduced SG&A as a percentage of revenue.

Bad Debt Expense. For the three months ended March 31, 2012, bad debt expense was $3.5 million, or 2.2% of revenue, compared to $2.7 million, or 2.0% of revenue, for the same period in 2011. Bad debt expense increased by $0.8 million primarily related to the increase in revenue over prior year. In addition, we experienced an increase in our bad debt provision associated with a higher rate of financial hardship cases and the continuing trend of increasing deductibles on employer-based health plans.

Acquisition and Integration expenses. During the three months ended March 31, 2012, acquisition and integration expenses were $0.2 million. These costs were the result of legal and financial advisory fees associated with potential acquisitions. We did not incur any acquisition and integration expenses during the three months ended March 31, 2011.

Restructuring Expense. As a result of the execution of our strategic assessment and related restructuring plan, we incurred restructuring expenses of approximately $0.3 million during the three months ended March 31, 2012 and $1.3 million during the three months ended March 31, 2011. Restructuring expenses during the three months ended March 31, 2012 consisted of approximately $0.3 million of third-party consulting costs. Restructuring expenses during the three months ended March 31, 2011 consisted of approximately $1.0 million of third-party consulting costs and $0.3 million of employee severance and other benefit-related costs related to workforce reductions.

Amortization of Intangibles. During the three months ended March 31, 2012, we recorded amortization of intangible assets of $0.9 million compared to $0.8 million for the prior year. The amortization related to the intangible assets recorded as a result of the 2010 CHS acquisition.

Interest Expense, Net. Net interest expense was $6.6 million for the three months ended March 31, 2012, compared to $6.6 million for the same period in 2011. Interest expense for the three months ended March 31, 2012 included $6.0 million of interest expense related to our $225.0 million of senior unsecured notes and $0.5 million related to the $150.0 million senior secured revolving credit facility.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2012 was $0.5 million on pre-tax net loss of $2.5 million.  Our income tax benefit was $0.4 million for the three months ended March 31, 2011 on a pre-tax net loss of $1.4 million. The income tax benefit was mainly a result of using the estimated annual effective tax rate and applying it to the year-to-date pre-tax loss which is expected to be realized during the year.

(Loss) income from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes was $0.7 million for the three months ended March 31, 2012, compared to income of $4.0 million for the same period in the prior year. The change was a result of decreased gross margins as a result of increased competition, a reduction in reimbursement rates on certain government sponsored plans and an increase in operating expenses, including temporary wages.

Net (Loss) Income and (Loss) Income Per Share. Net loss for the three months ended March 31, 2012 was $2.7 million, or $0.05 per diluted share. Net income was $2.9 million, or $0.05 per diluted share, for the same period in the preceding year.

Non-GAAP measures.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. EBITDA is net (loss) income adjusted for net interest expense, income tax benefit, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA excludes acquisition, integration, severance and other employee costs and restructuring expense.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$7,783	$9,284
Home Health Services	1,080	1,006
PBM Services	6,098	6,123
Total Segment Adjusted EBITDA	14,961	16,413
Corporate overhead	(6,582)	(6,650)
Consolidated Adjusted EBITDA	8,379	9,763
Interest expense, net	(6,569)	(6,612)
Income tax benefit	502	417
Depreciation	(1,931)	(1,333)
Amortization of intangibles	(879)	(819)
Stock-based compensation expense	(966)	(1,132)
Acquisition, integration, severance and other employee costs	(259)	—
Restructuring expense	(300)	(1,299)
Loss from continuing operations, net of income taxes	$(2,023)	$(1,015)

Infusion Services segment Adjusted EBITDA decreased during the three months ended March 31, 2012 compared to prior year. As part of the Pharmacy Services Asset Sale and consistent with maintaining key customer relationships, we are providing lower margin therapies to certain key customers through the end of the third quarter.  In addition, increased cost allocation of certain corporate departments is reflected in the segment Adjusted EBITDA for the three months ended March 31, 2012 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.  Finally, there was an impact due to a substantial decrease in cross referrals of IVIG therapies from the specialty sales personnel affiliated with the divested businesses.

Home Health Services segment Adjusted EBITDA increased during the three months ended March 31, 2012 compared to prior year as a result of cost improvements implemented by the Company. These improvements were partially offset by a decrease in home health reimbursement rates from certain government payors.

PBM Services segment Adjusted EBITDA decreased during the three months ended March 31, 2012 compared to prior year due to decreased rates on the discount cash card business.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $2.5 million during the three months ended March 31, 2012 compared to $31.7 million provided during the three months ended March 31, 2011. This $29.2 million decrease in cash provided by operating activities compared to the prior year was due to a decrease in net cash provided by operating activities from discontinued operations of $19.3 million due to the timing of working capital requirements, a decrease in continuing operations working capital requirements of $9.1 million and a decrease of $0.7 million in net income, adjusted for non-cash items such as depreciation and amortization of intangibles.

Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Continuing operations working capital requirements increased due to an increase in receivables related to the growth in revenue and a decrease in claims payable to a more historical level.

Net cash used in investing activities during the three months ended March 31, 2012 was $1.7 million compared to $2.8 million during the same period in 2011. This $1.1 million change was related to a $3.0 million payment, included in net cash provided

(used in) investing activities from discontinued operations, from the Buyers in return for the Company ceasing to be the sole fulfillment pharmacy for customers who came through the drugstore.com website. In addition, there was a decrease in the level of purchases and property and equipment during 2012, both in continuing and discontinued operations. These changes were partially offset by the payment of $2.9 million to the Buyers related to contingent consideration from our 2010 acquisition of the prescription pharmacy business of DS Pharmacy.

Net cash used in financing activities during the three months ended March 31, 2012 was $0.8 million compared to $28.9 million during the same period in 2011. This $28.1 million decrease was primarily related to prior year repayments on the line of credit.

At March 31, 2012, we had working capital of $76.2 million compared to $71.7 million at December 31, 2011.  The increase was primarily due to a higher receivables balance as a result of increased revenue and a decreased claims payable liability.

The senior secured revolving credit facility matures on March 25, 2015. The amount of borrowings which may be made under the senior secured revolving credit facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, we will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. At all times, we must maintain a balance of not less than $30.0 million. As of March 31, 2012, there was an outstanding balance of $61.7 million. We are in compliance with all covenants as of March 31, 2012 and as of the date of filing of this report

The weighted average interest rate on our short term borrowings during the three months ended March 31, 2012 and 2011 was 4.71% and 4.65%, respectively. Interest expense on short term borrowings is recorded in both continuing and discontinued operations. The interest expense associated with the discontinued operations is determined on the basis of the borrowing base that will be reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which will be reduced.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

On May 4, 2012, we closed on the Pharmacy Services Asset Sale. Under the terms of the amended and restated facility, our credit availability will be reduced by an amount equal to the reduction in asset levels associated with the discontinued operations. Specifically, as we collect the accounts receivable from the community pharmacy and mail service businesses, our asset-based loan availability will be reduced. At the same time, our working capital needs will be lower. Under the terms of the senior unsecured notes, upon an asset sale such as the Pharmacy Services Asset Sale, we are obligated to use proceeds from the sale to reduce debt under the amended and restated facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the senior unsecured notes, based on defined criteria. We may also use the sale proceeds under certain terms to redeem a portion of the senior unsecured notes prior to the one year anniversary date of the sale.

As of the filing of this report, we expect that the proceeds of the Pharmacy Services Asset Sale and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to explore strategic alternatives to maximize stockholder value going forward, including reducing the revolving credit facility, redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services segments, subject to the terms of our revolving credit facility and the indenture governing the senior unsecured notes.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from proceeds from the Pharmacy Services Asset Sale, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities

At March 31, 2012, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $42.7 million, none of which is subject to an annual limitation, which will begin expiring in 2012 and later.  However, 90% of the NOL carry forwards do not expire until 2026 or later.  Of the Company’s $42.7 million Federal NOLs, $12.1 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $72.1 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future as of March 31, 2012 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2012	2013-2014	2015-2016	After 2016
Long-term debt (1)	$335,783	$47,297	$46,125	$242,361	$—
Operating lease obligations	19,208	4,370	7,042	4,222	3,574
Capital lease obligations (1)	4,778	2,304	2,306	168	—
Purchase commitment	20,472	20,472	—	—	—
Total	$380,241	$74,443	$55,473	$246,751	$3,574

(1)	Includes principal and interest payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) as appropriate, to allow for timely decisions regarding required disclosures. Based on their evaluation as of March 31, 2012, pursuant to Exchange Act Rule 13a-15(b), our management, including our CEO and CFO, believe that our disclosure controls and procedures are effective.

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., Walgreens Mail Service, Inc., Walgreens Specialty Pharmacy, LLC, and Walgreen Eastern Co., Inc., the Company and subsidiaries of the Company listed on Annex A thereto (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on February 3, 2012, accession No. 0001193125-12-038785).

3.1
Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-119098) which became effective on January 26, 2005).

3.2
Amendment to the Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on June 10, 2010, accession No. 0000950123-10-057214).

3.3
Amended and Restated By-Laws of BioScrip, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 28, 2011, accession No. 0001014739-11-000012).

10.1# M9
Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement dated as of July 1, 2009 and amended as of March 25, 2010, June 1, 2010, August 1, 2010, and May 1 2011 by and among AmerisourceBergen Drug Corporation, Bioscrip, Inc., BioScrip Infusion Services, Inc., Chronimed, LLC, Bioscrip Pharmacy, Inc., Bradhurst Specialty Pharmacy, Inc., Bioscrip Pharmacy (NY), Inc., Bioscrip PBM Services, LLC, Natural Living, Inc., Bioscrip Infusion Services, LLC, Bioscrip Nursing Services, LLC, Bioscrip Infusion Management, LLC, Bioscrip Pharmacy Services, Inc., Critical Homecare Solutions, Inc., Specialty Pharma, Inc., New England Home Therapies, Inc., Deaconess Enterprises, LLC, Infusion Solutions, Inc., Professional Home Care Services, Inc., Wilcox Medical, Inc., Deaconess Homecare, LLC, South Mississippi Home Health, Inc., Regional Ambulatory Diagnostics, Inc., Elk Valley Professional Affiliates, Inc., Infusion Partners, LLC, Knoxville Home Therapies, LLC, South Mississippi Home Health, Inc., - Region I, South Mississippi Home Health, Inc. - Region II, South Mississippi Home Health, Inc. - Region III, Applied Health Care, LLC, East Goshen Pharmacy, Inc., Infusion Partners of Brunswick, LLC, Scott Wilson, Inc., Infusion Partners of Melbourne, LLC, Elk Valley Home Health Care Agency, Inc., Gericare, Inc., Cedar Creek Home Health Care Agency, Inc., Elk Valley Health Services, Inc., National Health Infusion, Inc., Option Health, Ltd. and CHS Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on January 26, 2012, accession No. 0000950138-12-000025).

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
101 **
The following financial information from BioScrip Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

#
The Securities and Exchange Commission has granted confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been granted has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2012 .

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer