Form 10-Q
period 2012-06-30
BioScrip, Inc.
filed 2012-08-09
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
914-460-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On August 3, 2012, there were 59,116,532 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$138,423	$—
Receivables, less allowance for doubtful accounts of $22,719 and $22,728 at June 30, 2012 and December 31, 2011, respectively	146,469	225,412
Inventory	21,242	17,997
Prepaid expenses and other current assets	5,725	10,184
Current assets from discontinued operations	—	38,876
Total current assets	311,859	292,469
Property and equipment, net	20,857	26,951
Goodwill	312,387	312,387
Intangible assets, net	18,058	19,622
Deferred financing costs	3,353	3,992
Investments in and advances to unconsolidated affiliate	6,949	—
Other non-current assets	1,455	1,552
Non-current assets from discontinued operations	—	20,129
Total assets	$674,918	$677,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$31,230	$66,161
Accounts payable	28,842	79,155
Claims payable	10,906	11,766
Amounts due to plan sponsors	25,681	25,219
Accrued interest	5,845	5,825
Accrued expenses and other current liabilities	36,493	32,648
Total current liabilities	138,997	220,774
Long-term debt, net of current portion	226,216	227,298
Deferred taxes	9,008	10,295
Other non-current liabilities	5,798	3,456
Total liabilities	380,019	461,823
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 59,115,499 and 57,800,791, respectively; shares outstanding: 56,534,396 and 55,109,038, respectively	6	6
Treasury stock, shares at cost: 2,582,520 and 2,638,421, respectively	(10,311)	(10,461)
Additional paid-in capital	385,931	375,525
Accumulated deficit	(80,727)	(149,791)
Total stockholders' equity	294,899	215,279
Total liabilities and stockholders' equity	$674,918	$677,102
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue	$108,557	$87,717	$215,360	$177,499
Service revenue	47,344	43,858	96,174	84,913
Total revenue	155,901	131,575	311,534	262,412

Cost of product revenue	75,120	56,667	147,446	114,276
Cost of service revenue	27,740	23,078	57,525	44,954
Total cost of revenue	102,860	79,745	204,971	159,230

Gross profit	53,041	51,830	106,563	103,182
Selling, general and administrative expenses	44,692	40,430	89,354	81,829
Bad debt expense	3,772	2,638	7,237	5,293
Acquisition and integration expenses	636	—	808	—
Restructuring expense	202	3,475	502	4,774
Amortization of intangibles	878	819	1,757	1,638
Income from continuing operations	2,861	4,468	6,905	9,648
Interest expense, net	6,790	6,235	13,359	12,847
Loss from continuing operations before income taxes	(3,929)	(1,767)	(6,454)	(3,199)
Income tax expense (benefit)	364	(127)	(138)	(544)
Loss from continuing operations, net of income taxes	(4,293)	(1,640)	(6,316)	(2,655)
Income (loss) from discontinued operations, net of income taxes	76,059	(686)	75,379	3,270
Net income (loss)	$71,766	$(2,326)	$69,063	$615

Income (loss) per common share:
Basic loss from continuing operations	$(0.07)	$(0.03)	$(0.11)	$(0.05)
Basic income (loss) from discontinued operations	1.36	(0.01)	1.36	0.06
Basic income (loss)	$1.29	$(0.04)	$1.25	$0.01

Diluted loss from continuing operations	$(0.07)	$(0.03)	$(0.11)	$(0.05)
Diluted income (loss) from discontinued operations	1.36	(0.01)	1.36	0.06
Diluted income (loss)	$1.29	$(0.04)	$1.25	$0.01

Weighted average common shares outstanding:
Basic	55,746	54,298	55,143	54,216
Diluted	55,746	54,298	55,143	54,216

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$69,063	$615
Less: income from discontinued operations, net of income taxes	75,379	3,270
Loss from continuing operations, net of income taxes	(6,316)	(2,655)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation	3,981	2,980
Amortization of intangibles	1,757	1,638
Amortization of deferred financing costs	576	503
Change in deferred income tax	1,404	(167)
Compensation under stock-based compensation plans	2,711	2,252
Loss on disposal of fixed assets	45	64
Changes in assets and liabilities:
Receivables, net of bad debt expense	78,925	(7,905)
Inventory	(3,104)	2,337
Prepaid expenses and other assets	4,769	(63)
Accounts payable	(50,313)	(803)
Claims payable	(860)	2,161
Amounts due to plan sponsors	462	4,062
Accrued expenses and other liabilities	8,797	5,144
Net cash provided by operating activities from continuing operations	42,834	9,548
Net cash (used in) provided by operating activities from discontinued operations	(21,195)	28,950
Net cash provided by operating activities	21,639	38,498
Cash flows from investing activities:
Purchases of property and equipment, net	(3,682)	(4,422)
Cash consideration paid for acquisitions, net of cash acquired	(466)	—
Cash consideration paid to DS Pharmacy	(2,935)	—
Cash consideration paid for unconsolidated affiliate, net of cash acquired	(7,100)	—
Net cash used in investing activities from continuing operations	(14,183)	(4,422)
Net cash provided by (used in) investing activities from discontinued operations	161,499	(1,447)
Net cash provided by (used in) investing activities	147,316	(5,869)
Cash flows from financing activities:
Borrowings on line of credit	848,633	841,200
Repayments on line of credit	(882,455)	(874,301)
Repayments of capital leases	(2,211)	(59)
Deferred and other financing costs	—	(22)
Net proceeds from exercise of employee stock compensation plans	5,675	691
Surrender of stock to satisfy minimum tax withholding	(174)	(138)
Net cash used in financing activities	(30,532)	(32,629)
Net change in cash and cash equivalents	138,423	—
Cash and cash equivalents - beginning of period	—	—
Cash and cash equivalents - end of period	$138,423	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,641	$14,020
Cash paid during the period for income taxes	$313	$682
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$20	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2011 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a variable interest entity as its primary beneficiary.
The Company has an affiliate equity investment in a variable interest entity that has developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. The Company has determined that it is not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is held by another stakeholder, and therefore does not consolidate the entity. The Company recorded its net investment in the variable interest entity of $6.9 million in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets. The Company cannot quantify its maximum exposure to loss as a result of its involvement with the variable interest entity.
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
On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, the Company received approximately $158.8 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has also received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price, within the 24 month period following the closing, or be required to refund up to approximately $6.4 million of purchase price to the Buyers, within the 14 month period following the closing. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. Approximately $32.4 million of these net assets remained at June 30, 2012, and the Company anticipates the collection of these balances during the remainder of the year.
As a result of the Pharmacy Services Asset Sale, the Company recognized a pretax gain of $100.0 million, including transaction costs of $5.6 million, during the three months ended June 30, 2012.  The Company also recognized approximately $13.0 million of impairment costs, employee severance and other benefit-related costs, facility-related costs, and other one-time charges as a result of the transaction in the three months ended June 30, 2012, resulting in a net effect of approximately $87.0 million. See Note 6 - Property and Equipment, for further information on the impairment. The impairment costs, employee severance and other benefit-related costs, facility-related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes on the Unaudited Consolidated Statements of Operations. As of June 30, 2012, there are accruals of $2.8 million related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Impairment Costs	Employee Severance and Other Benefits	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	5,839	5,349	1,071	773	13,032
Cash payments	—	(3,885)	—	(2,579)	(6,464)
Non-cash charges	$(5,839)	$—	$—	$2,024	$(3,815)
Liability balance as of June 30, 2012	$—	$1,464	$1,071	$218	$2,753

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

The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have started providing infusion pharmacy services.  The Company is evaluating whether to convert some of the community pharmacy locations not sold to provide infusion pharmacy services. The assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets. On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company may incur significant charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or terminated costs for certain of its contractual obligations, which may impact the Company's future Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three and six months ended June 30, 2012 and 2011 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. In addition, interest expense of $0.2 million and $1.0 million for the three months ended and $0.9 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively, has been allocated to discontinued operations on the basis of the borrowing base that will be reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which will be reduced. Income tax expense of $5.1 million and income tax benefit of $0.2 million for the three months ended and income tax expense of $5.1 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively, has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$128,436	$309,829	$466,539	$618,289

Gross profit	$7,078	$24,388	$30,038	$50,300

Gross profit as a percentage of revenue	5.5%	7.9%	6.4%	8.1%

Gain on sale, before income taxes	$100,012	$—	$100,012	$—

Impairment costs, employee severance and other benefit-related costs, and other one-time charges	$(13,032)	$—	$(13,032)	$—

(Loss) income from discontinued operations, net of income taxes	$76,059	$(686)	$75,379	$3,270

NOTE 3--	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations, net of income taxes	$(4,293)	$(1,640)	$(6,316)	$(2,655)
(Loss) income from discontinued operations, net of income taxes	76,059	(686)	75,379	3,270
Net income (loss)	$71,766	$(2,326)	$69,063	$615

Denominator - Basic:
Weighted average number of common shares outstanding	55,746	54,298	55,143	54,216

Basic loss from continuing operations	$(0.07)	$(0.03)	$(0.11)	$(0.05)
Basic (loss) income from discontinued operations	1.36	(0.01)	1.36	0.06
Basic (loss) income	$1.29	$(0.04)	$1.25	$0.01

Denominator - Diluted:
Weighted average number of common shares outstanding	55,746	54,298	55,143	54,216
Common share equivalents of outstanding stock options and restricted awards	—	—	—	—
Total diluted shares outstanding	55,746	54,298	55,143	54,216

Diluted loss from continuing operations	$(0.07)	$(0.03)	$(0.11)	$(0.05)
Diluted income (loss) from discontinued operations	1.36	(0.01)	1.36	0.06
Diluted income (loss)	$1.29	$(0.04)	$1.25	$0.01

The computation of diluted shares for the three and six months ended June 30, 2012 and 2011 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010. In addition to the warrants, the computation of diluted shares for the three months ended June 30, 2012 and 2011 excludes the effect of 5.6 million and 6.9 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive. The computation of diluted shares for the six months ended June 30, 2012 and 2011 excludes the effect of 5.6 million and 6.9 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted ASU 2011-08 on January 1, 2012. The adoption of this statement did not have a material effect on the Company's Unaudited Consolidated Financial Statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP

perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. The Company adopted ASU 2011-04 on January 1, 2012. The adoption of this statement is not expected to have a material effect on the Company's Unaudited Consolidated Financial Statements.

NOTE 4--	GOODWILL AND INTANGIBLE ASSETS

As a result of the Company entering into the Asset Purchase Agreement with respect to the Pharmacy Services Asset Sale, the Company reevaluated its operating and reportable segments. Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. The Company has assigned goodwill to the new segments based on relative fair market value of the segment assets as measured by discounted future cash flows .

Goodwill consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Infusion	$265,859	$265,859
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$312,387	$312,387

Intangible assets consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

		June 30, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 - 16 months	512	(219)	293
Infusion trademarks	3 years	2,600	(1,973)	627
Infusion customer relationships	3 years	7,200	(5,462)	1,738
		10,312	(7,654)	2,658
		$25,712	$(7,654)	$18,058

		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Customer list	6 months	319	(101)	218
Infusion trademarks	3 years	2,600	(1,538)	1,062
Infusion customer relationships	3 years	7,200	(4,258)	2,942
		10,119	(5,897)	4,222
		$25,519	$(5,897)	$19,622

The Company had $5.6 million of intangible assets related to customer lists, a transitional services contract and license and marketing related intangibles included within the non-current assets from discontinued operations line on the accompanying Consolidated Balance Sheet as of December 31, 2011.

Total amortization of intangible assets was $0.9 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. Total amortization of intangible assets was $1.8 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense is expected to be the following (in thousands):

2012 (six months)	$1,822
2013	836
Total	$2,658

NOTE 5--	RESTRUCTURING EXPENSE

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations ("Restructuring Phase I"). This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. In addition to addressing corporate overhead, the strategic assessment examined the Company's market strengths and opportunities and compared the Company's position to that of its competitors. As a result of the assessment, the Company focused its growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for its traditional and specialty pharmacy mail operations and community retail pharmacy stores. Accordingly, the Company consummated the Pharmacy Services Asset Sale relating to its traditional and specialty pharmacy mail operations and community retail pharmacy stores.

During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management team commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations ("Restructuring Phase II"). As part of these efforts, the Company may incur significant charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, which may impact the Company's future Consolidated Financial Statements.

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $3.5 million during the three months ended June 30, 2011, and $0.3 million and $4.8 million during the six months ended June 30, 2012 and 2011, respectively. The Company did not incur restructuring expense related to Phase I during the three months ended June 30, 2012. Restructuring expenses during the three months ended June 30, 2011 consisted of approximately $1.7 million of third-party consulting costs, $1.2 million of employee severance and other benefit-related costs related to workforce reductions and $0.6 million of other costs, such as lease termination costs. Restructuring expenses during the six months ended June 30, 2012 consisted of approximately $0.3 million of third-party consulting costs. Restructuring expenses during the six months ended June 30, 2011 consisted of approximately $2.7 million of third-party consulting costs, $1.5 million of employee severance and other benefit-related costs related to workforce reductions and $0.6 million of other costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $10.2 million in total expenses, consisting of $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions and $1.6 million of facility-related costs.

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations and, along with other temporary redundant expenses and termination costs, as part of the calculation of Segment Adjusted EBITDA, as defined in Note 9. As of June 30, 2012, there are restructuring accruals of $2.3 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$2,109	$50	$1,289	$—	$3,448
Expenses	—	300	—	—	300
Cash payments	(1,234)	(40)	(223)	—	(1,497)
Liability balance as of June 30, 2012	$875	$310	$1,066	$—	$2,251

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $0.2 million during the three and six months ended June 30, 2012. The Company did not incur restructuring expense related to Phase II during 2011. Restructuring expenses during the three and six months ended June 30, 2012 consisted of approximately $0.2 million of employee severance and other benefit-related costs related to workforce reductions.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $0.2 million in total expenses, consisting of $0.2 million of employee severance and other benefit-related costs related to workforce reductions.

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations and, along with other temporary redundant expenses and termination costs, as part of the calculation of Segment Adjusted EBITDA, as defined in Note 9. As of June 30, 2012, there are restructuring accruals of $0.2 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	202	—	—	—	202
Cash payments	(7)	—	—	—	(7)
Liability balance as of June 30, 2012	$195	$—	$—	$—	$195

NOTE 6--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer and office equipment, including equipment acquired under capital leases	$13,653	$15,684
Software capitalized for internal use	9,587	15,520
Vehicles, including equipment acquired under capital leases	1,725	1,701
Medical equipment	14,832	14,698
Work in progress	1,240	2,813
Furniture and fixtures	3,102	3,626
Leasehold improvements	7,226	6,507
	51,365	60,549
Less: Accumulated depreciation	(30,508)	(33,598)
Property and equipment, net	$20,857	$26,951

The Company had an insignificant amount of vehicles under capital lease as of June 30, 2012 and December 31, 2011.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, for the three months ended June 30, 2012 and 2011 was $2.1 million and $1.6 million, respectively. Depreciation expense, including expense related to assets under capital lease, for the six months ended June 30, 2012 and 2011 was $4.0 million and $3.0 million, respectively.  Depreciation expense for the three months ended June 30, 2012 and 2011 included $0.5 million and $0.7 million, respectively, for costs related to software capitalized for internal use. Depreciation expense for the six months ended June 30, 2012 and 2011 included $1.2 million and $1.3 million, respectively, for costs related to software capitalized for internal use.

Impairment

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the Pharmacy Services Asset Sale (see Note 2 - Discontinued Operations), the Company evaluated certain facilities that were retained by the Company following the divestiture of our generics business.
As a result of the evaluation, the Company determined that a triggering event occurred during the three months ended June 30, 2012, giving rise to the need to assess the recoverability of certain of our assets previously used in the specialty pharmacy mail operations and community retail pharmacy operations, which consisted primarily of software capitalized for internal use, leasehold improvements and work in progress. Based on our analysis, we recorded a $5.8 million impairment charge in income (loss) from discontinued operations, net of income taxes.

NOTE 7--	DEBT

As of June 30, 2012 the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$30,000
Senior unsecured notes	225,000
Capital leases	2,446
257,446
Less - obligations maturing within one year	31,230
Long term debt - net of current portion	$226,216

As of June 30, 2012, the carrying amount of the Company's senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $259.7 million. The estimated fair value was calculated using level 3 inputs and was based on current market rates for debt of the same risk and maturities.

As of June 30, 2012, borrowings under the Company's senior secured revolving credit facility include debt having variable interest rates totaling $30.0 million. The Company believes the carrying value of the debt under the senior secured revolving credit facility approximates fair market value.

NOTE 8--	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intends to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. As of June 30, 2012, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.
Government Regulation

Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs, Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. Management strives to maintain the Company in substantial compliance with all existing laws and regulations material to the operation of its business. However, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which on the Company cannot be predicted.

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

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. The Company has negotiated a settlement with the Minneapolis office of the United States Attorney, which is part of the US Department of Justice (“DOJ”), resolving the financial aspects of these claims. In connection with such settlement, the Company has committed to resolve the interests of certain State governments in this matter, in exchange for a payment by the Company of a maximum amount, which was negotiated between the DOJ and State governments. The additional claims of the qui tam relator and counsel remain to be resolved by the Company through negotiation or litigation. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to the proposed settlement with the DOJ and State governments. During the three months ended June 30, 2012, the Company recorded an additional legal settlement expense of $0.3 million to account for the final settlement amount. The legal settlement expenses were included in income (loss) from discontinued operations, net of income taxes in the accompanying Unaudited Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, there was a liability of $5.1 million and $4.8 million, respectively, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

PBM Services Payment Delay

A large PBM Services customer has become approximately two months behind payment terms as of June 30, 2012.  The total amount owed to the Company is $6.8 million. In an effort to resolve this matter, which is an ongoing effort, the Company has required that this customer provide written assurance to both the Company and the Company's network pharmacies that this customer will become current by the end of August, 2012. As of June 30, 2012, no liability has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.

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

As of June 30, 2012, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2012 (six months)	$3,060	$1,160	$4,220
2013	4,620	1,038	5,658
2014	3,307	198	3,505
2015	2,686	165	2,851
2016	2,188	3	2,191
2017 and thereafter	3,770	—	3,770
Total	$19,631	$2,564	$22,195

Rent expense for leased facilities and equipment was approximately$1.4 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively. Rent expense for leased facilities and equipment was approximately $2.9 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

Purchase Commitments

As of June 30, 2012, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $13.5 million during the remainder of 2012.  These purchase commitments are made at levels expected to be used in the normal course of business.

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

The Infusion Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectable therapies.

The Home Health Services operating and reportable segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of integrated pharmacy benefit management ("PBM") services, which primarily consists of discount cash card programs. The discount cash card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of the Company's participating network pharmacies or who order medications through one of the Company's participating mail service pharmacies receive prescription medications at a discounted price compared to the retail or "cash" price. In addition, in the Company's capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs where the Company reimburses its network pharmacies and third party payors in turn reimburse the Company based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense; and other expenses related to the Company's strategic assessment. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Results of Operations:
Revenue:
Infusion Services - product revenue	$108,557	$87,717	$215,360	$177,499
Infusion Services - service revenue	2,416	2,136	4,667	4,079
Total Infusion Services revenue	110,973	89,853	220,027	181,578

Home Health Services - service revenue	16,860	17,673	33,571	34,881

PBM Services - service revenue	28,068	24,049	57,936	45,953

Total revenue	$155,901	$131,575	$311,534	$262,412

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$8,026	$8,340	$15,809	$17,624
Home Health Services	1,075	1,787	2,155	2,793
PBM Services	6,364	6,764	12,462	12,887
Total Segment Adjusted EBITDA	15,465	16,891	30,426	33,304

Corporate overhead	(6,458)	(5,362)	(13,040)	(12,012)

Interest expense, net	(6,790)	(6,235)	(13,359)	(12,847)
Income tax (expense) benefit	(364)	127	138	544
Depreciation	(2,050)	(1,647)	(3,981)	(2,980)
Amortization of intangibles	(878)	(819)	(1,757)	(1,638)
Stock-based compensation expense	(1,745)	(1,120)	(2,711)	(2,252)
Acquisition, integration, severance and other employee costs	(1,271)	—	(1,530)	—
Restructuring expense	(202)	(3,475)	(502)	(4,774)
Loss from continuing operations, net of income taxes	$(4,293)	$(1,640)	$(6,316)	$(2,655)

Supplemental Operating Data
			June 30, 2012	December 31, 2011
Total Assets
Infusion Services			$366,198	$353,999
Home Health Services			66,557	64,672
PBM Services			39,756	40,418
Corporate unallocated, including cash and cash equivalents			169,996	22,615
Assets from discontinued operations			—	59,005
Assets associated with discontinued operations, not sold			32,411	136,393
Total			$674,918	$677,102

NOTE 10--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 18% and 19% of revenue during the three months ended June 30, 2012 and 2011, respectively, and approximately 17% and 18% of revenue during the six months ended June 30, 2012 and 2011, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin (IVIG) therapy, which represented 20% and 26% of revenue during the three months ended June 30, 2012 and 2011, respectively and 21% and 26% of revenue during the six months ended June 30, 2012 and 2011, respectively. The revenue is related to the Infusion Services segment.

NOTE 11--	INCOME TAXES

The Company’s Federal and state income tax benefit from continuing operations is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current
Federal	$(120)	$(28)	$(149)	$(273)
State	184	(6)	11	(128)
Total Current	64	(34)	(138)	(401)
Deferred
Federal	262	(81)	—	(125)
State	38	(12)	—	(18)
Total deferred	300	(93)	—	(143)
Total income tax expense (benefit)	$364	$(127)	$(138)	$(544)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate is as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Tax benefit at statutory rate	$(1,375)	$(619)	$(2,258)	$(1,120)
State tax benefit, net of Federal taxes	(223)	(92)	(364)	(165)
Change in tax contingencies	5	8	11	13
Valuation allowance changes affecting income tax expense	2,353	514	2,949	607
Other	(396)	62	(476)	121
Income tax expense (benefit)	$364	$(127)	$(138)	$(544)

NOTE 12--	STOCK-BASED COMPENSATION

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

As of June 30, 2012, there were 1,733,002 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of June 30, 2012, there were 1,870,779 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.5 million and $0.8 million during the three months ended June 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock options of $2.2 million and $1.8 million during the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively. The Company recognized compensation expense related to restricted stock awards of $0.2 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.2 million and $0.1 million during the three months ended June 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock appreciation rights awards of $0.3 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively.

NOTE 13--	SUBSEQUENT EVENTS

On July 3, 2012, the Company entered into a Third Amendment to the Second Amendment and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. The amendment reduces revolving commitments from $150 million to $125 million; reduces the minimum revolving balance from $30 million to zero; increases the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removes the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowers the LIBOR floor to 1.00% from 1.25%; and modifies the definition of the term “Consolidated EBITDA”.

On July 31, 2012, the Company acquired InfuScience, Inc. (“InfuScience”) for a cash payment of $38.0 million. The purchase price could increase to $41.0 million based on the results of operations during the 24 month period following the closing. Headquartered in Gurnee, IL, InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. InfuScience has five infusion centers located in Eagan, Minnesota; Lincoln and Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

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

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	our ability to successfully expand our infusion business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	increases or other changes in the Company’s acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a leading national provider of pharmacy, home health services and pharmacy benefit management ("PBM") services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we had a total of 78 locations in 23 states plus the District of Columbia, including 44 home infusion locations, two contract affiliated infusion pharmacies and 32 home nursing locations.

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

The Infusion Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of self-injectable therapies.

The Home Health Services segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of integrated PBM services, which primarily consists of discount cash card programs. The discount cash card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies or who order medications through one of our participating mail service pharmacies receive prescription medications at a discounted price compared to the retail or "cash" price. In addition, in our capacity as a pharmacy benefit manager, we have fully funded prescription benefit programs where we reimburse our network pharmacies and third party payors in turn reimburse us based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

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

On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, we received approximately $158.8 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has also received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price or be required to refund up to approximately $6.4 million of purchase price to the Buyers. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by us. Approximately $32.4 million of these net assets remained at June 30, 2012, and we anticipate the collection of these balances during the remainder of the year.
As a result of the Pharmacy Services Asset Sale, we recognized a pretax gain of $100.0 million, including transaction costs of $5.6 million, during the three months ended June 30, 2012.  We also recognized approximately $13.0 million of impairment costs, employee severance and other benefit-related costs, facility-related costs and other one-time charges as a result of the transaction in the three months ended June 30, 2012, resulting in a net effect of approximately $87.0 million.
The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of our operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have started providing infusion pharmacy services.  We are evaluating whether to convert some of the community pharmacy locations not sold to provide infusion pharmacy services. All of the assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets. On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

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

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three and six months ended June 30, 2012 and 2011 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. In addition, interest expense has been allocated to discontinued operations on the basis of the borrowing base that will be reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which will be reduced. Income tax expense has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$128,436	$309,829	$466,539	$618,289

Gross profit	$7,078	$24,388	$30,038	$50,300

Gross profit as a percentage of revenue	5.5%	7.9%	6.4%	8.1%

Gain on sale, before income taxes	$100,012	$—	$100,012	$—

Impairment costs, employee severance and other benefit-related costs, and other one-time charges	(13,032)	—	(13,032)	—

(Loss) income from discontinued operations, net of income taxes	$76,059	$(686)	$75,379	$3,270

Acquisitions

On July 31, 2012, we acquired InfuScience, Inc. (“InfuScience”) for a cash payment of $38.0 million. The purchase price could increase to $41.0 million based on the results of operations during the 24 month period following the closing. Headquartered in Gurnee, IL, InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. InfuScience has five infusion centers located in Eagan, Minnesota; Lincoln and Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

Regulatory Matters Update

Approximately 33% and 34% of revenue for the three and six months ended June 30, 2012, respectively, was derived directly from Medicare, state Medicaid programs or other government payors. Also, we provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

State Medicaid Programs

In 2011 and 2012, increased Medicaid spending, combined with slow state revenue growth, led many states to consider and institute measures aimed at controlling spending growth. Spending cuts have taken many forms including reducing eligibility and benefits, eliminating certain types of services, and provider reimbursement reductions. In addition, some states are moving beneficiaries to managed care programs in an effort to reduce costs.

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three and six months ended June 30, 2012, respectively, and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We incurred a 4.25% reimbursement rate cut in 2011 from TennCare, the state of Tennessee Medicaid program, for certain home health services, and incurred a second 4.25% TennCare reimbursement rate cut in the Home Health Services segment effective January 1, 2012. In May 2012, the second rate cut was adjusted to 2.50%, which was retroactively effective beginning January 1, 2012.  These reimbursement rate cuts decreased revenue by $0.3 million and $0.8 million for the three and six months ended June 30, 2012 versus prior year.

Many states are considering reducing rates or making other changes to their programs to cut spending in 2012. The states are in various stages of the legislative and regulatory process, including some states that have passed rate reductions. Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

Medicare

Federal efforts to reduce Medicare spending have continued in 2012. Congress first passed the Patient Protection and Affordable Care Act ("PPACA"), and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a Super Committee that was tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the Super Committee did not act, automatic Medicare cuts will go into effect in 2013.  It is not possible to estimate at this time how such cuts would affect our results of operations, but we do expect reimbursement pressures to continue.  Thus far, we have been impacted by the Centers for Medicare and Medicaid Services ("CMS") rule revisions which reduced reimbursement rates applicable to the home health division of our business. In November 2010, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%. This reduction resulted in a decrease in our Home Health segment revenue and gross profit by approximately $1.9 million for the year ending December 31, 2011.  In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  Our estimates suggest that the 2012 final rule will reduce our Home Health segment revenue and gross profit by $1.8 million on an annual basis compared to 2011 assuming no changes in the mix or volume of patients that we serve.  CMS has issued a proposed rule for home health agency reimbursement for 2013 that would result in a 0.1% decrease in reimbursement. We cannot predict whether the final rule will retain this payment reduction.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended June 30, 2012. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company. It compares our results of operations for the three and six months ended June 30, 2012 with the prior year results of operations.

	Three Months Ended June 30, (in thousands)
	2012		2011		Change
Revenue	$155,901		$131,575		$24,326
Gross profit	$53,041	34.0%	$51,830	39.4%	$1,211
Income from continuing operations	$2,861	1.8%	$4,468	3.4%	$(1,607)
Interest expense, net	$6,790	4.4%	$6,235	4.7%	$555
Loss from continuing operations, before income taxes	$(3,929)	(2.5)%	$(1,767)	(1.3)%	$(2,162)
Loss from continuing operations, net of income taxes	$(4,293)	(2.8)%	$(1,640)	(1.2)%	$(2,653)
Income (loss) from discontinued operations, net of income taxes	$76,059	48.8%	$(686)	(0.5)%	$76,745
Net income (loss)	$71,766	46.0%	$(2,326)	(1.8)%	$74,092

	Six Months Ended June 30, (in thousands)
	2012		2011		Change
Revenue	$311,534		$262,412		$49,122
Gross profit	$106,563	34.2%	$103,182	39.3%	$3,381
Income from continuing operations	$6,905	2.2%	$9,648	3.7%	$(2,743)
Interest expense, net	$13,359	4.3%	$12,847	4.9%	$512
Loss from continuing operations, before income taxes	$(6,454)	(2.1)%	$(3,199)	(1.2)%	$(3,255)
Loss from continuing operations, net of income taxes	$(6,316)	(2.0)%	$(2,655)	(1.0)%	$(3,661)
Income from discontinued operations, net of income taxes	$75,379	24.2%	$3,270	1.2%	$72,109
Net income	$69,063	22.2%	$615	0.2%	$68,448

Revenue. Revenue for the three months ended June 30, 2012 was $155.9 million compared to revenue of $131.6 million for the three months ended June 30, 2011.

Infusion segment revenue for the three months ended June 30, 2012 was $111.0 million, compared to revenue of $89.9 million for the same period in 2011, an increase of $21.1 million, or 23.5%. Product revenue increased $20.8 million, or 23.8%, as a result of overall volume growth. Service revenue increased $0.3 million, or 13.1%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue which required these services.

Home Health Services segment revenue for the three months ended June 30, 2012 was $16.9 million, compared to revenue of $17.7 million for the same period in 2011, a decrease of $0.8 million, or 4.6%. This change in service revenue resulted from a decrease in Medicare home health rates for the calendar year 2012 and TennCare's 4.25% decrease in reimbursement rates as of July 31, 2011 and January 1, 2012.

PBM Services segment revenue for the three months ended June 30, 2012 was $28.1 million, compared to revenue of $24.0 million for the same period in 2011, an increase of $4.0 million, or 16.7%. This increase in service revenue was due primarily to an increase in volume from the funded business.

Revenue for the six months ended June 30, 2012 was $311.5 million, compared to revenue of $262.4 million for the six months ended June 30, 2011.

Infusion segment revenue for the six months ended June 30, 2012 was $220.0 million, compared to revenue of $181.6 million for the same period in 2011, an increase of $38.4 million, or 21.2%. Product revenue increased $37.9 million, or 21.3%, as a result of overall volume growth. Service revenue increased $0.6 million, or 14.4%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue which required these services

Home Health Services segment revenue for the six months ended June 30, 2012 was $33.6 million, compared to revenue of $34.9 million for the same period in 2011, a decrease of $1.3 million, or 3.8%. This change in service revenue resulted from a decrease in Medicare home health rates for the calendar year 2012 and TennCare's 4.25% decrease in reimbursement rates as of July 31, 2011 and January 1, 2012.

PBM Services segment revenue for the six months ended June 30, 2012 was $57.9 million compared to revenue of $46.0 million for the same period in 2011, an increase of $12.0 million, or 26.1%. This increase in service revenue was due primarily to an increase in volume from the funded business.

Gross Profit. Gross profit for the three months ended June 30, 2012 was $53.0 million compared to $51.8 million for the same period in 2011, an increase of $1.2 million, or 2.3%. Gross profit for the six months ended June 30, 2012 was $106.6 million compared to $103.2 million for the same period in 2011, an increase of $3.4 million, or 3.3%. The increase in gross profit dollars for the three and six month periods was due to growth in the volume of revenue in the Infusion Services segment and growth in the PBM Services segment's business.

Gross profit as a percentage of revenue decreased to 34.0% in the three months ended June 30, 2012 from 39.4% in the three months ended June 30, 2011. Gross profit as a percentage of revenue decreased to 34.2% in the six months ended June 30, 2012 from 39.3% in the six months ended June 30, 2011. The decrease for the three and six month periods was mainly the result of the mix of therapy services in the Infusion Services Segment. Gross profit as a percentage of revenue was also impacted by a decrease in home health reimbursement rates from certain government payors and growth in the funded PBM business.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2012 were $44.7 million, or 28.7% of total revenue, compared to $40.4 million, or 30.7% of total revenue, for the same period in 2011. The increase in SG&A was primarily due to an increase of $3.7 million in salaries and employee benefits due to volume growth in the Infusion Services and Home Health Services segments and an increase of $0.3 million in brokers' fees related to growth in our discount cash card programs and. As volumes in the Infusion Services segment expand, we expect to see a leverage of our cost structure which will result in reduced SG&A as a percentage of revenue.

SG&A expenses for the six months ended June 30, 2012 were $89.4 million, or 28.7% of total revenue, compared to $81.8 million, or 31.2% of total revenue, for the same period in 2011. The increase in SG&A was primarily due to an increase of $2.8 million in salaries and employee benefits due to volume growth in the Infusion Services and Home Health Services segments and an increase of $2.0 million in brokers' fees related to growth in our discount cash card programs. As volumes in the Infusion Services segment expand, we expect to see a leverage of our cost structure which will result in reduced SG&A as a percentage of revenue.

Bad Debt Expense. For the three months ended June 30, 2012, bad debt expense was $3.8 million, or 2.4% of revenue, compared to $2.6 million, or 2.0% of revenue, for the same period in 2011. For the six months ended June 30, 2012, bad debt expense was $7.2 million, or 2.3% of revenue, compared to $5.3 million, or 2.0% of revenue, for the same period in 2011. Bad debt expense increased by $0.5 million and $1.0 million during the three and six months ended June 30, 2012, respectively, related to the increase in revenue over prior year. The remaining change was due to an increase in our bad debt provision associated with the continuing trend of increasing copays and high deductibles on employer-based health plans which have pushed more financial burden on patients. These trends along with weak overall economic conditions have increased the number of financial hardship cases we write-off after pursuing collection efforts.

Acquisition and Integration expenses. During the three and six months ended June 30, 2012, acquisition and integration expenses were $0.6 million and $0.8 million, respectively. These costs were the result of legal and financial advisory fees associated with potential acquisitions. We did not incur any acquisition and integration expenses during the three or six months ended June 30, 2011.

Restructuring Expense. As a result of the execution of our strategic assessments and related restructuring plans, we incurred restructuring expenses of approximately $0.2 million during the three months ended June 30, 2012 and $3.5 million during the three months ended June 30, 2011. Restructuring expenses during the three months ended June 30, 2012 consisted of approximately $0.2 million of employee severance and other benefit-related costs related to workforce reductions. Restructuring expenses during the three months ended June 30, 2011 consisted of approximately $1.7 million of third-party consulting costs, $1.2 million of employee severance and other benefit-related costs related to workforce reductions and $0.6 million of other costs, such as lease termination costs.

As a result of the execution of our strategic assessments and related restructuring plans, we incurred restructuring expenses of approximately $0.5 million during the six months ended June 30, 2012 and $4.8 million during the six months ended June 30, 2011. Restructuring expenses during the six months ended June 30, 2012 consisted of approximately $0.3 million of third-party consulting costs and approximately $0.2 million of employee severance and other benefit-related costs related to workforce reductions. Restructuring expenses during the six months ended June 30, 2011 consisted of approximately $2.7 million of third-party consulting costs, $1.5 million of employee severance and other benefit-related costs related to workforce reductions and $0.6 million of other costs.

Amortization of Intangibles. During the three months ended June 30, 2012, we recorded amortization of intangible assets of $0.9 million compared to $0.8 million for the prior year. During the six months ended June 30, 2012, we recorded amortization of intangible assets of $1.8 million compared to $1.6 million for the prior year. The amortization mainly related to the intangible assets recorded as a result of the Critical Homecare Solutions Holdings, Inc. ("CHS") acquisition in 2010.

Interest Expense, Net. Net interest expense was $6.8 million for the three months ended June 30, 2012, compared to $6.2 million for the same period in 2011. Interest expense for the three months ended June 30, 2012 included $6.1 million of interest expense related to our $225.0 million of senior unsecured notes and $0.6 million related to the $150.0 million senior secured revolving credit facility.

Net interest expense was $13.4 million for the six months ended June 30, 2012, compared to $12.8 million for the same period in 2011. Interest expense for the six months ended June 30, 2012 included $12.1 million of interest expense related to our $225.0 million of senior unsecured notes and $1.1 million related to the $150.0 million senior secured revolving credit facility.

Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2012 was $0.4 million on a pre-tax net loss of $3.9 million.  Our income tax benefit was $0.1 million for the three months ended June 30, 2011 on a pre-tax net loss of $1.8 million. The income tax expense was the result of the Company using the estimated annual effective tax rate and applying it to the year-to-date pre-tax loss and recognizing only the portion of the tax benefit that is expected to be realized during the year.

Income tax benefit for the six months ended June 30, 2012 was $0.1 million on pre-tax net loss of $6.5 million.  Our income tax benefit was $0.5 million for the six months ended June 30, 2011 on a pre-tax net loss of $3.2 million. The income tax benefit was the result of the Company using the estimated annual effective tax rate and applying it to the year-to-date pre-tax loss and recognizing only the portion of the tax benefit that is expected to be realized during the year.

Income (loss) from discontinued operations, net of income taxes. Income from discontinued operations, net of income taxes was $76.1 million, net of income taxes of $5.1 million, for the three months ended June 30, 2012, compared to a loss of $0.7 million, net of income tax benefit of $0.2 million, for the same period in the prior year. Income from discontinued operations, net of income taxes was $75.4 million, net of income taxes of $5.1 million, for the six months ended June 30, 2012, compared to income of $3.3 million, net of income taxes of $0.4 million, for the same period in the prior year. The change was mainly the result of a pretax gain of $100.0 million on the Pharmacy Services Asset Sale.  We also recognized approximately $13.0 million of restructuring costs, transaction costs, lease abandonment costs, and other one-time charges as a result of the transaction, resulting in a net effect of approximately $87.0 million.

Net Income (Loss) and Income (Loss) Per Share. Net income for the three months ended June 30, 2012 was $71.8 million, or $1.29 per diluted share. Net loss was $2.3 million, or $0.04 per diluted share, for the same period in the preceding year. Net income for the six months ended June 30, 2012 was $69.1 million, or $1.25 per diluted share. Net income was $0.6 million, or $0.01 per diluted share, for the same period in the preceding year.

Non-GAAP measures.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, amortization and stock-based compensation expense. Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense; and other expenses related to our strategic assessment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$8,026	$8,340	$15,809	$17,624
Home Health Services	1,075	1,787	2,155	2,793
PBM Services	6,364	6,764	12,462	12,887
Total Segment Adjusted EBITDA	15,465	16,891	30,426	33,304
Corporate overhead	(6,458)	(5,362)	(13,040)	(12,012)
Consolidated Adjusted EBITDA	9,007	11,529	17,386	21,292
Interest expense, net	(6,790)	(6,235)	(13,359)	(12,847)
Income tax (expense) benefit	(364)	127	138	544
Depreciation	(2,050)	(1,647)	(3,981)	(2,980)
Amortization of intangibles	(878)	(819)	(1,757)	(1,638)
Stock-based compensation expense	(1,745)	(1,120)	(2,711)	(2,252)
Acquisition, integration, severance and other employee costs	(1,271)	—	(1,530)	—
Restructuring expense	(202)	(3,475)	(502)	(4,774)
Loss from continuing operations, net of income taxes	$(4,293)	$(1,640)	$(6,316)	$(2,655)

Infusion Services segment Adjusted EBITDA decreased during the three and six months ended June 30, 2012 compared to prior year mainly as a result of the mix of therapy services. In addition, increased cost allocation of certain corporate departments is reflected in the segment Adjusted EBITDA for the three and six months ended June 30, 2012 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.  Finally, there was an impact due to a substantial decrease in cross referrals of IVIG therapies from the specialty sales personnel affiliated with the divested businesses.

Home Health Services segment Adjusted EBITDA decreased during the three and six months ended June 30, 2012 compared to the prior year as a result of a decrease in home health reimbursement rates from certain government payors.

PBM Services segment Adjusted EBITDA decreased during the three and six months ended June 30, 2012 compared to the prior year due to decreased rates on the discount cash card business.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $21.6 million during the six months ended June 30, 2012 compared to $38.5 million provided during the six months ended June 30, 2011. This $16.9 million decrease in cash provided by operating activities compared to the prior year was due to a $50.1 million decrease in net cash provided by operating activities from discontinued operations due to the timing of working capital requirements, partially offset by a decrease in continuing operations working capital requirements of $33.7 million.

Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other liabilities.

Continuing operations working capital requirements decreased due to a decrease in receivables related to the collection of accounts receivable of the community pharmacy and mail order lines of business that were not transferred as part of the Pharmacy Services Asset Sale. This decrease was partially offset by a decrease in accounts payable of the community pharmacy and mail order lines of business that were not transferred as part of the Pharmacy Services Asset Sale.

Net cash provided by investing activities during the six months ended June 30, 2012 was $147.3 million compared to $5.9 million of cash used during the same period in 2011. This $153.2 million change was related to a $162.9 million increase in net cash provided by investing activities from discontinued operations due primarily to the proceeds of the Pharmacy Services Asset Sale. This increase was partially offset by a $7.1 million investment in an unconsolidated affiliate, which is related to continuing operations.

Net cash used in financing activities during the six months ended June 30, 2012 was $30.5 million compared to $32.6 million during the same period in 2011. This $2.1 decrease was primarily related to repayments on the line of credit.

At June 30, 2012, we had working capital of $172.9 million compared to $71.7 million at December 31, 2011.  The increase was primarily due to a higher cash balance from the proceeds of the Pharmacy Services Asset Sale.

The senior secured revolving credit facility matures on March 25, 2015. The amount of borrowings which may be made under the senior secured revolving credit facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $150.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, we will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Libor rate plus an applicable margin of 3.5%, with the Libor rate having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

On July 30, 2012, we entered into an amendment to the senior secured revolving credit facility. The amendment reduces revolving commitments from $150 million to $125 million; reduces the minimum revolving balance from $30 million to zero; increases the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removes the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowers the LIBOR floor to 1.00% from 1.25%; and modifies the definition of the term “Consolidated EBITDA”. We are in compliance with all covenants as of June 30, 2012 and as of the date of filing of this report. As of the filing of this report there was no outstanding balance on the senior secured revolving credit facility.

The weighted average interest rate on our short term borrowings during the six months ended June 30, 2012 and 2011 was 4.7% and 4.6%, respectively. Interest expense on short term borrowings was recorded in both continuing and discontinued operations. The interest expense associated with the discontinued operations was determined on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which was reduced.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

On May 4, 2012, we closed on the Pharmacy Services Asset Sale. Under the terms of the amended and restated facility, our credit availability was reduced by an amount equal to the reduction in asset levels associated with the discontinued operations. Specifically, as we collect the accounts receivable from the community pharmacy and mail service businesses, our asset-based loan availability will be reduced. At the same time, our working capital needs are lower. Under the terms of the senior unsecured notes, upon an asset sale such as the Pharmacy Services Asset Sale, we are obligated to use proceeds from the sale to reduce debt under the amended and restated facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the senior unsecured notes, based on defined criteria. We may also use the sale proceeds under certain terms to redeem a portion of the senior unsecured notes prior to the one year anniversary date of the sale.

As of the filing of this report, we expect that the proceeds from the Pharmacy Services Asset Sale and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to explore strategic alternatives to maximize stockholder value going forward, including redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services segments, subject to the terms of our revolving credit facility and the indenture governing the senior unsecured notes.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from proceeds from the Pharmacy Services Asset Sale, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities

At June 30, 2012, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $7.4 million, none of which is subject to an annual limitation, which will begin expiring in 2030 and later.  All of the Company's $7.4 million Federal NOLs will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $72.7 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future as of June 30, 2012 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2012	2013-2014	2015-2016	After 2016
Long-term debt (1)	$330,017	$41,531	$46,125	$242,361	$—
Operating lease obligations	19,631	3,060	7,927	4,874	3,770
Capital lease obligations (1)	2,564	1,160	1,236	168	—
Purchase commitment	13,505	13,505	—	—	—
Total	$365,717	$59,256	$55,288	$247,403	$3,770

(1)	Includes principal and interest payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(c) of the Exchange Act) as of June 30, 2012. Based upon and as of the date of this evaluation, our CEO and CFO have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to certain legal proceedings as previously described in its Annual Report on form 10-K for the fiscal year ended December 31, 2011. There were no material developments during the quarter ended June 30, 2012 related to the legal proceedings previously described.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.	Other Information

In the Current Report on Form 8-K that the Company filed with the SEC on April 19, 2012 (the "Current Report"), the Company disclosed that the Board approved certain amendments to the Separation Agreement dated November 1, 2010, between Richard H. Friedman and the Company (the "Separation Agreement"). In that Current Report, the Company indicated that it intended to enter into a written amendment to the Separation Agreement.  This update to the Current Report is being provided to disclose that the parties did not formalize the amendments in a written amendment.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Amendment No. 1, dated as of May 4, 2012, to the Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., an Illinois corporation, Walgreens Mail Service, Inc., an Illinois corporation, Walgreens Specialty Pharmacy, LLC, a Delaware limited liability company, and Walgreen Eastern Co., Inc., a New York corporation, the BioScrip, Inc. and its subsidiaries. (Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed with the SEC on May 10, 2012, accession No. 0001193125-12-225979).

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

10.1
Engagement Letter dated, April 19, 2012, between Hai Tran and BioScrip, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 23, 2012, accession No. 0000950138-12-000233).

10.2
Third Amendment, dated as of July 30, 2012, to the Second Amended and Restated Credit Agreement, dated as of March 25, 2010, as amended and restated as of December 28, 2010 and as further amended and restated as of March 17, 2011, among Bioscrip, Inc., and all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, as administrative agent, and the other parties thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 2, 2012, accession No. 0001193125-12-332145)

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
101 **
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012 .

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer