Form 10-Q
period 2012-09-30
BioScrip, Inc.
filed 2012-11-09
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

On November 5, 2012, there were 56,893,296 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,182	$—
Receivables, less allowance for doubtful accounts of $27,865 and $22,728 at September 30, 2012 and December 31, 2011, respectively	142,139	225,412
Inventory	36,596	17,997
Prepaid expenses and other current assets	8,868	10,184
Current assets from discontinued operations	—	38,876
Total current assets	254,785	292,469
Property and equipment, net	21,122	26,951
Goodwill	350,599	312,387
Intangible assets, net	17,371	19,622
Deferred financing costs	3,267	3,992
Investments in and advances to unconsolidated affiliate	7,525	—
Other non-current assets	2,151	1,552
Non-current assets from discontinued operations	—	20,129
Total assets	$656,820	$677,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$967	$66,161
Accounts payable	48,169	79,155
Claims payable	10,667	11,766
Amounts due to plan sponsors	21,804	25,219
Accrued interest	11,562	5,825
Accrued expenses and other current liabilities	37,428	32,648
Total current liabilities	130,597	220,774
Long-term debt, net of current portion	225,480	227,298
Deferred taxes	11,138	10,295
Other non-current liabilities	6,084	3,456
Total liabilities	373,299	461,823
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 59,354,952 and 57,800,791, respectively; shares outstanding: 56,772,432 and 55,109,038, respectively	6	6
Treasury stock, shares at cost: 2,582,520 and 2,638,421, respectively	(10,311)	(10,461)
Additional paid-in capital	386,090	375,525
Accumulated deficit	(92,264)	(149,791)
Total stockholders' equity	283,521	215,279
Total liabilities and stockholders' equity	$656,820	$677,102
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenue	$123,361	$87,869	$338,721	$265,368
Service revenue	47,004	45,960	143,178	130,873
Total revenue	170,365	133,829	481,899	396,241

Cost of product revenue	85,611	57,771	233,057	172,047
Cost of service revenue	26,750	22,423	84,275	67,377
Total cost of revenue	112,361	80,194	317,332	239,424

Gross profit	58,004	53,635	164,567	156,817
Selling, general and administrative expenses	46,772	42,336	135,404	124,165
Bad debt expense	3,440	3,075	10,677	8,368
Acquisition, integration and transitional expenses	2,881	1,284	4,562	1,284
Restructuring expense	438	1,750	940	6,524
Amortization of intangibles	1,087	858	2,844	2,496
Income from continuing operations	3,386	4,332	10,140	13,980
Interest expense, net	6,497	6,528	19,705	19,375
Loss from continuing operations before income taxes	(3,111)	(2,196)	(9,565)	(5,395)
Income tax (benefit)	(2,506)	(1,862)	(2,644)	(2,406)
Loss from continuing operations, net of income taxes	(605)	(334)	(6,921)	(2,989)
Income (loss) from discontinued operations, net of income taxes	(10,931)	882	64,448	4,152
Net income (loss)	$(11,536)	$548	$57,527	$1,163

Income (loss) per common share:
Basic loss from continuing operations	$(0.01)	$(0.01)	$(0.12)	$(0.06)
Basic income (loss) from discontinued operations	(0.19)	0.02	1.15	0.08
Basic income (loss)	$(0.20)	$0.01	$1.03	$0.02

Diluted loss from continuing operations	$(0.01)	$(0.01)	$(0.12)	$(0.06)
Diluted income (loss) from discontinued operations	(0.19)	0.02	1.15	0.08
Diluted income (loss)	$(0.20)	$0.01	$1.03	$0.02

Weighted average common shares outstanding:
Basic	56,640	54,607	56,019	54,348
Diluted	56,640	54,607	56,019	54,348

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$57,527	$1,163
Less: income from discontinued operations, net of income taxes	64,448	4,152
Loss from continuing operations, net of income taxes	(6,921)	(2,989)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by operating activities:
Depreciation	6,115	4,764
Amortization of intangibles	2,844	2,496
Amortization of deferred financing costs	662	775
Change in deferred income tax	2,164	199
Compensation under stock-based compensation plans	4,398	3,983
Loss on disposal of fixed assets	60	129
Changes in assets and liabilities:
Receivables, net of bad debt expense	88,227	(19,127)
Inventory	(17,873)	3,765
Prepaid expenses and other assets	4,822	5,273
Accounts payable	(34,425)	(5,591)
Claims payable	(1,099)	486
Amounts due to plan sponsors	(3,415)	3,162
Accrued expenses and other liabilities	11,352	9,694
Net cash provided by operating activities from continuing operations	56,911	7,019
Net cash (used in) provided by operating activities from discontinued operations	(31,599)	32,393
Net cash provided by operating activities	25,312	39,412
Cash flows from investing activities:
Purchases of property and equipment, net	(5,837)	(4,239)
Cash consideration paid for acquisitions, net of cash acquired	(41,746)	—
Cash consideration paid to DS Pharmacy	(2,935)	(463)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	(7,827)	—
Net cash used in investing activities from continuing operations	(58,345)	(4,702)
Net cash provided by (used in) investing activities from discontinued operations	161,499	(2,129)
Net cash provided by (used in) investing activities	103,154	(6,831)
Cash flows from financing activities:
Borrowings on line of credit	1,041,440	1,294,569
Repayments on line of credit	(1,105,262)	(1,325,882)
Repayments of capital leases	(3,210)	(2,568)
Deferred and other financing costs	—	(22)
Net proceeds from exercise of employee stock compensation plans	5,922	1,460
Surrender of stock to satisfy minimum tax withholding	(174)	(138)
Net cash used in financing activities	(61,284)	(32,581)
Net change in cash and cash equivalents	67,182	—
Cash and cash equivalents - beginning of period	—	—
Cash and cash equivalents - end of period	$67,182	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,961	$15,031
Cash paid (refunded) during the period for income taxes	$1,628	$(3,175)
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$20	$5,930

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2012. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

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
The Company has an affiliate equity investment in a variable interest entity that has developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. The Company has determined that it is not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is held by another stakeholder, and therefore does not consolidate the entity. The Company recorded its net investment in the variable interest entity of $6.9 million and subsequent working capital contributions in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting. The Company cannot quantify its maximum exposure to loss as a result of its involvement with the variable interest entity.
As a result of the Company entering into a purchase agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores (see Note 2), the Company reevaluated its segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. As a result, prior period disclosures reflect the change in operating and reportable segments. Refer to Note 10 for more information.

Acquisition, Integration and Transitional expenses include legal and financial advisory fees associated with acquisitions; integration costs to convert to common policies, procedures, and information systems; and, transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.  Certain prior period amounts have been reclassified to conform to this definition.  During the three months ended September 30, 2012 the Company also recorded $0.8 million of state sales taxes associated with prior year sales. This amount is included in Acquisition, Integration and Transitional expenses.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. Refer to Note 14 for more information.

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
On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, the Company received approximately $158.8 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has also received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price, within the 24 month period following the closing, or be required to refund up to approximately $6.4 million of cash received to the Buyers, within the 14 month period following the closing. Gain associated with contingent consideration in both cases has not been recorded in the results of discontinued operations as of September 30, 2012. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. Approximately $18.6 million of these net assets remained at September 30, 2012, and the Company anticipates the collection of these balances during the remainder of the year.
As a result of the Pharmacy Services Asset Sale, the Company recognized a pretax gain of $100.0 million, net of transaction costs of $5.6 million, during the three months ended June 30, 2012.  The Company also recognized approximately $0.3 million and $13.4 million of impairment costs, employee severance and other benefit-related costs, facility-related costs, and other one-time charges as a result of the transaction in the three and nine months ended September 30, 2012, resulting in a net effect of approximately $86.7 million. See Note 7 - Property and Equipment, for further information on the impairment. The impairment costs, employee severance and other benefit-related costs, facility-related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes on the Unaudited Consolidated Statements of Operations. As of September 30, 2012, there are accruals of $2.5 million related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Impairment Costs	Employee Severance and Other Benefits	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	5,839	5,349	1,071	1,110	13,369
Cash payments	—	(3,885)	—	(3,134)	(7,019)
Non-cash charges	$(5,839)	$—	$—	$2,024	$(3,815)
Liability balance as of September 30, 2012	$—	$1,464	$1,071	$—	$2,535

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

The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have started providing infusion pharmacy services.  The assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets at December 31, 2011. On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company has incurred and expects to incur additional charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or terminated costs for certain of its contractual obligations, which may impact the Company's future Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three and nine months ended September 30, 2012 and 2011 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Operating expense includes bad debt expense of $4.6 million and $8.0 million for the three and nine months ended September 30, 2012 associated with receivables retained from the divested business. This compares with $0.6 million and $5.0 million bad debt expense for the three and nine months ended September 30, 2011. It also includes $2.2 million and $3.3 million for the three and nine months ended September 30, 2012 associated with the cost of collecting the retained receivables. Income tax expense of $2.1 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and income tax expense of $7.2 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively, has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$289	$320,191	$466,828	$938,480

Gross profit	$315	$23,429	$30,353	$73,726

Operating expense	$9,163	$19,834	$57,800	$64,829

Gain on sale, before income taxes	$—	$—	$100,012	$—

(Loss) income from discontinued operations, net of income taxes	$(10,931)	$882	$64,448	$4,152

NOTE 3--	BUSINESS COMBINATION

Description of the Transaction
On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase to $41.3 million based on the results of operations during the 24 month period following the closing. InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. Through this acquisition, BioScrip has added five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

Assets Acquired and Liabilities Assumed

The transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Amounts Recognized as of Acquisition Date (in thousands)
Cash	$23
Accounts receivable	4,973
Inventories	586
Other current assets	371
Property and equipment	785
Identifiable intangible assets(a)	400
Other non-current assets	369
Current liabilities	(4,300)
Other non-current liabilities	(3,116)
Total identifiable net assets	91
Goodwill	38,213
Total fair value of consideration transferred	$38,304
______________________

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
InfuScience customer relationships	5	400
Total identifiable intangible assets acquired	5	$400

Revenue and Net Income of InfuScience

The revenues of InfuScience for the period from the acquisition date to September 30, 2012 were $6.6 million, and the net loss was $0.0 million. The net loss includes the effects of $(0.6) million of acquisition-related costs, included in acquisition, integration and transitional expenses.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma consolidated results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, as if the InfuScience acquisition had occurred as of January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	173,539	142,893	504,558	421,455
Total net income (loss)	(11,859)	592	56,837	(106)
Basic income (loss) per share	(0.21)	0.01	1.01	—
Diluted income (loss) per share	(0.21)	0.01	1.01	—
The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and InfuScience. Except to the extent realized in the three-month period ended September 30, 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended September 30, 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with InfuScience.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the InfuScience acquisition been completed on January 1, 2011. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily adjustments consistent with the unaudited pro forma information reflects primarily the following adjustments related to the acquisition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense elimination	$43	$231	$458	$649

Expenses incurred to integrate InfuScience and other acquisitions are recorded in “acquisitions, integration and transitional expenses.”  These costs include legal and financial advisory fees associated with acquisitions; integration costs to convert to common policies, procedures, and information systems; and, transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

NOTE 4--	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations, net of income taxes	$(605)	$(334)	$(6,921)	$(2,989)
(Loss) income from discontinued operations, net of income taxes	(10,931)	882	64,448	4,152
Net income (loss)	$(11,536)	$548	$57,527	$1,163

Denominator - Basic:
Weighted average number of common shares outstanding	56,640	54,607	56,019	54,348

Basic loss from continuing operations	$(0.01)	$(0.01)	$(0.12)	$(0.06)
Basic (loss) income from discontinued operations	(0.19)	0.02	1.15	0.08
Basic (loss) income	$(0.20)	$0.01	$1.03	$0.02

Denominator - Diluted:
Weighted average number of common shares outstanding	56,640	54,607	56,019	54,348
Common share equivalents of outstanding stock options and restricted awards	—	—	—	—
Total diluted shares outstanding	56,640	54,607	56,019	54,348

Diluted loss from continuing operations	$(0.01)	$(0.01)	$(0.12)	$(0.06)
Diluted income (loss) from discontinued operations	(0.19)	0.02	1.15	0.08
Diluted income (loss)	$(0.20)	$0.01	$1.03	$0.02

The computation of diluted shares for the three and nine months ended September 30, 2012 and 2011 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010. In addition to the warrants, the computation of diluted shares for the three months ended September 30, 2012 and 2011 excludes the effect of 5.4 million and 4.5 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive. The computation of diluted shares for the nine months ended September 30, 2012 and 2011 excludes the effect of 5.4 million and 4.6 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this amendment, an entity would not be required to calculate the fair value of the indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2012-02 on its Unaudited Consolidated Financial Statements.

NOTE 5--	GOODWILL AND INTANGIBLE ASSETS

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

Goodwill consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Infusion	$304,071	$265,859
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$350,599	$312,387

Intangible assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

		September 30, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	5 months --3 years	8,112	(6,551)	1,561
Infusion trademarks	3 years	2,600	(2,190)	410
		10,712	(8,741)	1,971
		$26,112	$(8,741)	$17,371

		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	6 months--3 years	7,519	(4,359)	3,160
Infusion trademarks	3 years	2,600	(1,538)	1,062
		10,119	(5,897)	4,222
		$25,519	$(5,897)	$19,622

The Company had $5.6 million of intangible assets related to customer lists, a transitional services contract and license and marketing related intangibles included within the non-current assets from discontinued operations line on the accompanying Consolidated Balance Sheet as of December 31, 2011.

Total amortization of intangible assets was $1.1 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively. Total amortization of intangible assets was $2.8 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense is expected to be the following (in thousands):

2012 (six months)	$1,135
2013	836
Total	$1,971

NOTE 6--	RESTRUCTURING EXPENSE

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

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $1.7 million during the three months ended September 30, 2011, and $0.3 million and $6.5 million during the nine months ended September 30, 2012 and 2011, respectively. The Company did not incur restructuring expense related to Phase I during the three months ended September 30, 2012. Restructuring expenses during the three months ended September 30, 2011 consisted of approximately $0.2 million of third-party consulting costs, $0.4 million of employee severance and other benefit-related costs related to workforce reductions and $1.1 million of other costs, such as lease termination costs. Restructuring expenses during the nine months ended September 30, 2012 consisted of approximately $0.3 million of third-party consulting costs. Restructuring expenses during the nine months ended September 30, 2011 consisted of approximately $2.9 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions and $1.7 million of other costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $10.2 million in total expenses, consisting of $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions and $1.6 million of facility-related costs.

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations and, along with other temporary redundant expenses and termination costs, as part of the calculation of Segment Adjusted EBITDA, as defined in Note 10. As of September 30, 2012, there are restructuring accruals of $1.9 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$2,109	$50	$1,289	$—	$3,448
Expenses	—	300	—	—	300
Cash payments	(1,234)	(350)	(223)	—	(1,807)
Liability balance as of September 30, 2012	$875	$—	$1,066	$—	$1,941

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $0.4 million and 0.6 million during the three and six months ended September 30, 2012. The Company did not incur restructuring expense related to Phase II during 2011. Restructuring expenses during the three and nine months ended September 30, 2012 consisted of approximately $0.3 million and 0.6 million of employee severance and other benefit-related costs related to workforce reductions and 0.1 million and 0.1 million in third-party consulting costs.

Since inception of the divestiture related strategic assessment and related restructuring plan, the Company has incurred approximately $0.6 million in total expenses, consisting of $0.5 million of employee severance and other benefit-related costs related to workforce reductions and 0.1 million in third party consulting costs.

The restructuring costs are included in restructuring expense on the Unaudited Consolidated Statements of Operations and, along with other temporary redundant expenses and termination costs, as part of the calculation of Segment Adjusted EBITDA, as defined in Note 10. As of September 30, 2012, there are restructuring accruals of $0.5 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	554	86	—	—	640
Cash payments	(7)	(86)	—	—	(93)
Liability balance as of September 30, 2012	$547	$—	$—	$—	$547

NOTE 7--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Computer and office equipment, including equipment acquired under capital leases	$14,201	$15,684
Software capitalized for internal use	9,877	15,520
Vehicles, including equipment acquired under capital leases	1,743	1,701
Medical equipment	15,768	14,698
Work in progress	1,583	2,813
Furniture and fixtures	3,272	3,626
Leasehold improvements	7,207	6,507
	53,651	60,549
Less: Accumulated depreciation	(32,529)	(33,598)
Property and equipment, net	$21,122	$26,951

The Company had an insignificant amount of vehicles under capital lease as of September 30, 2012 and December 31, 2011.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, for the three months ended September 30, 2012 and 2011 was $2.1 million and $1.8 million, respectively. Depreciation expense, including expense related to assets under capital lease, for the nine months ended September 30, 2012 and 2011 was $6.1 million and $4.8 million, respectively.  Depreciation expense for the three months ended September 30, 2012 and 2011 included $0.4 million and $0.2 million, respectively, for costs related to software capitalized for internal use. Depreciation expense for the nine months ended September 30, 2012 and 2011 included $1.0 million and $0.7 million, respectively, for costs related to software capitalized for internal use.

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

NOTE 8--	DEBT

As of September 30, 2012 the Company’s long-term debt consisted of the following obligations (in thousands):

Senior unsecured notes	$225,000
Capital leases	1,447
226,447
Less - obligations maturing within one year	967
Long term debt - net of current portion	$225,480

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. The amendment reduced revolving commitments from $150 million to $125 million; eliminated the minimum revolving balance requirement; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modified the definition of the term “Consolidated EBITDA”. As of September 30, 2012, there were no borrowings under the senior secured revolving credit facility.

As of September 30, 2012, the carrying amount of the Company's senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $260.6 million. The estimated fair value was calculated using level 3 inputs and was based on current market rates for debt of the same risk and maturities.

NOTE 9--	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On June 30, 2009, Professional Home Care Services, Inc., or PHCS, one of the subsidiaries the Company acquired through its acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company, in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. The Company believes Alexander Infusion's claims to be without merit and intends to continue to defend against the allegations vigorously. Furthermore, under the merger agreement, subject to certain limits, the former CHS stockholders agreed to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. As of September 30, 2012, no liability or indemnification reimbursement has been accrued in the Unaudited Consolidated Financial Statements as a loss is not considered probable.
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

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. The Company negotiated a settlement with the Minneapolis office of the United States Attorney, which is part of the US Department of Justice (“DOJ”) and relevant State governments, under which the Company paid the states $0.6 million and the federal government $4.4 million in September and October 2012, respectively, in exchange for releases, and denied wrongdoing and liability. Remaining to be resolved are the qui tam relator's employment termination claim and her lawyer's statutory legal fee claim. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to the proposed settlement with the DOJ and State governments. During the three months and nine months ended September 30, 2012, the Company recorded additional legal settlement expense of $(0.1) million and $0.2 million to account for the final settlement amount. The legal settlement expenses were included in income (loss) from discontinued operations, net of income taxes in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, there was a liability of $4.4 million and $4.8 million, respectively, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

PBM Services Payment Delay

A large PBM Services customer has become approximately two months behind payment terms as of September 30, 2012.  The total amount owed to the Company is $7.8 million, of which $0.3 million is due to the Company for PBM services rendered. The payments from the customer are the source from which the Company remits payments to participating network pharmacies. The Company is in discussions with the customer to address its disputes and this outstanding balance. As of September 30, 2012, no liability or reserve against the outstanding PBM service fees has been recorded in the Unaudited Consolidated Financial Statements as the probability of loss is not known.

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

As of September 30, 2012, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2012 (three months)	$1,531	$72	$1,603
2013	4,620	1,018	5,638
2014	3,307	225	3,532
2015	2,686	192	2,878
2016	2,188	23	2,211
2017 and thereafter	3,770	—	3,770
Total	$18,102	$1,530	$19,632

Rent expense for leased facilities and equipment was approximately $1.7 million and $1.4 million for the three months ended September 30, 2012 and 2011, respectively. Rent expense for leased facilities and equipment was approximately $4.6 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Purchase Commitments

As of September 30, 2012, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $6.3 million during the remainder of 2012.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 10--	OPERATING AND REPORTABLE SEGMENTS

As a result of the Company entering into the Asset Purchase Agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores, the Company reevaluated its operating and reportable segments in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. Prior period disclosures reflect the change in reportable segments.

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

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, and transitional expenses; restructuring expense; and other expenses related to the Company's strategic assessment. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Results of Operations:
Revenue:
Infusion Services - product revenue	$123,361	$87,869	$338,721	$265,368
Infusion Services - service revenue	2,575	2,376	7,242	6,455
Total Infusion Services revenue	125,936	90,245	345,963	271,823

Home Health Services - service revenue	17,299	17,548	50,870	52,429

PBM Services - service revenue	27,130	26,036	85,066	71,989

Total revenue	$170,365	$133,829	$481,899	$396,241

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$9,931	$7,557	$25,740	$25,181
Home Health Services	1,402	1,663	3,557	4,456
PBM Services	6,905	7,961	19,367	20,848
Total Segment Adjusted EBITDA	18,238	17,181	48,664	50,485

Corporate overhead	(6,625)	(5,442)	(19,665)	(17,454)

Interest expense, net	(6,497)	(6,528)	(19,705)	(19,375)
Income tax benefit	2,506	1,862	2,644	2,406
Depreciation	(2,134)	(1,784)	(6,115)	(4,764)
Amortization of intangibles	(1,087)	(858)	(2,844)	(2,496)
Stock-based compensation expense	(1,687)	(1,731)	(4,398)	(3,983)
Acquisition, integration and transitional expense	(2,881)	(1,284)	(4,562)	(1,284)
Restructuring expense	(438)	(1,750)	(940)	(6,524)
Loss from continuing operations, net of income taxes	$(605)	$(334)	$(6,921)	$(2,989)

Supplemental Operating Data
			September 30, 2012	December 31, 2011
Total Assets
Infusion Services			$427,437	$353,999
Home Health Services			68,270	64,672
PBM Services			40,982	40,418
Corporate unallocated, including cash and cash equivalents			101,501	24,348
Assets from discontinued operations			—	59,005
Assets associated with discontinued operations, not sold			18,630	134,660
Total			$656,820	$677,102

NOTE 11--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 20% and 13% of revenue during the three months ended September 30, 2012 and 2011, respectively, and approximately 18% and 13% of revenue during the nine months ended September 30, 2012 and 2011, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin (IVIG) therapy, which represented 18% and 25% of revenue during the three months ended September 30, 2012 and 2011, respectively and 20% and 26% of revenue during the nine months ended September 30, 2012 and 2011, respectively. The revenue is related to the Infusion Services segment.

NOTE 12--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current
Federal	$(2,933)	$(44)	$(3,082)	$(317)
State	(38)	(679)	(27)	(807)
Total Current	(2,971)	(723)	(3,109)	(1,124)
Deferred
Federal	496	(996)	496	(1,121)
State	(31)	(143)	(31)	(161)
Total deferred	465	(1,139)	465	(1,282)
Total income tax expense (benefit)	$(2,506)	$(1,862)	$(2,644)	$(2,406)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate is as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax benefit at statutory rate	$(1,090)	$(768)	$(3,348)	$(1,889)
State tax benefit, net of Federal taxes	357	(120)	(7)	(284)
Change in tax contingencies	6	8	17	21
Valuation allowance changes affecting income tax expense	(2,484)	(1,029)	465	(422)
Other	705	47	229	168
Income tax expense (benefit)	$(2,506)	$(1,862)	$(2,644)	$(2,406)

NOTE 13--	STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company's Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. Under the 2008 Plan, 3,580,000 shares were originally reserved for issuance (subject to adjustment for grants made under the Company's 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof). Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors. On June 10, 2010, the Company's stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares.

As of September 30, 2012, there were 1,853,799 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of September 30, 2012, there were 1,725,445 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.1 million and $1.6 million during the three months ended September 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock options of $3.3 million and $3.3 million during the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.2 million and $0.1 million during the three months ended September 30, 2012 and 2011, respectively. The Company recognized compensation expense related to restricted stock awards of $0.3 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.5 million and $0.1 million during the three months ended September 30, 2012 and 2011, respectively. The Company recognized compensation expense related to stock appreciation rights awards of $0.8 million and $0.2 million during the nine months ended September 30, 2012 and 2011, respectively.

NOTE 14--	SUBSEQUENT EVENTS

Resolution of claims by Department of Justice and State Governments

In connection with the complaint alleging violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000, the Company finalized its resolution of these claims with the Department of Justice (DOJ) and State governments in October of 2012. the final settlement amounts of $4.4 million to the federal government and $0.6 million to the States were fully accrued at September 30, 2012 (see note 8).

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

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	our ability to successfully expand our infusion business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	increases or other changes in the Company's acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

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

Strategic Assessment and Acquisition

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. As a result, corporate salaries and benefits decreased and those resources were redeployed to sales and operations to support growth.

In addition to addressing corporate overhead, the strategic assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion and Home Health Services segments and elected to enter into a Pharmacy Services Asset Sale with respect to the sale of certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

We are exploring strategic alternatives to maximize shareholder value going forward, including deploying the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities. We have reduced the revolving credit facility, and other options that we may consider include redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services segment, subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes. There can be no assurance, though, that we will be able to identify or ultimately execute on any future business acquisition opportunities or other strategic transactions.

On July 31, 2012, we acquired InfuScience, Inc. (“InfuScience”) for a cash payment of $38.0 million. The purchase price could increase to $41.0 million based on the results of operations during the 24 month period following the closing. InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. The acquisition has added five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

Divestiture

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

On May 4, 2012, pursuant to the terms of the Asset Purchase Agreement, we received approximately $158.8 million at closing, including the value of inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale. Based on events related directly or indirectly to the Buyers' retention of certain business after the closing, the Company has also received approximately $740,000 and may receive up to an additional $15.0 million in additional purchase price or be required to refund up to approximately $6.4 million of cash received to the Buyers. Gain associated with contingent consideration in both cases has not been recorded in the results of discontinued operations as of September 30, 2012. The purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by us. Approximately $18.6 million of these net assets remained at September 30, 2012, and we anticipate the collection of these balances during the remainder of the year.
As a result of the Pharmacy Services Asset Sale, we recognized a pretax gain of $100.0 million, net of transaction costs of $5.6 million, during the three months ended June 30, 2012.  We also recognized approximately $0.3 million and $13.3 million of impairment costs, employee severance and other benefit-related costs, facility-related costs and other one-time charges as a result of the transaction in the three months and nine months ended September 30, 2012, respectively, resulting in a net effect of approximately $86.7 million.
The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of our operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have started providing infusion pharmacy services.  We are evaluating whether to convert some of the community pharmacy locations not sold to provide infusion pharmacy services. All of the assets of the components of the businesses being transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets as of December 31, 2011. On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three and nine months ended September 30, 2012 and 2011 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Operating expense includes bad debt expense of $4.6 million and $8.0 million for the three and nine months ended September 30, 2012 associated with receivables retained from the divested business. This compares with $0.6 million and $5.0 million bad debt expense for the three and nine months ended September 30, 2011. It also includes $2.2 million and $3.3 million for the three and nine months ended September 30, 2012 associated with the cost of collecting the retained receivables. Interest and income tax expense has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$289	$320,191	$466,828	$938,480

Gross profit	$315	$23,429	$30,353	$73,726

Operating expense	$9,163	$19,834	$57,800	$64,829

Gain on sale, before income taxes	$—	$—	$100,012	$—

(Loss) income from discontinued operations, net of income taxes	$(10,931)	$882	$64,448	$4,152

Regulatory Matters Update

Approximately 30% and 33% of revenue for the three and nine months ended September 30, 2012, respectively, was derived directly from Medicare, state Medicaid programs or other government payors. Also, we provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three and nine months ended September 30, 2012, respectively, and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We incurred a 4.25% reimbursement rate cut in 2011 from TennCare, the state of Tennessee Medicaid program, for certain home health services, and incurred a second 4.25% TennCare reimbursement rate cut in the Home Health Services segment effective January 1, 2012. In May 2012, the second rate cut was adjusted to 2.50%, which was retroactively effective beginning January 1, 2012.  These reimbursement rate cuts decreased revenue by $0.2 million and $1.0 million for the three and nine months ended September 30, 2012 versus prior year.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2012. Congress first passed the Patient Protection and Affordable Care Act ("PPACA"), and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic cuts to Medicare providers of 2% are scheduled to go into effect in 2013.  It is not possible to estimate at this time how such cuts would affect our results of operations, but we do expect reimbursement pressures to continue.  Thus far, we have been impacted by the Centers for Medicare and Medicaid Services ("CMS") rule revisions which reduced reimbursement rates applicable to the home health division of our business. In November 2010, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2011. The final rule decreased the reimbursement base rate for 2011 by 5.22%. This reduction resulted in a decrease in our Home Health segment revenue and gross profit by approximately $1.9 million for the year ending December 31, 2011.  In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  Our estimates suggest that the 2012 final rule will reduce our Home Health segment revenue and gross profit by $1.8 million on an annual basis compared to 2011 assuming no changes in the mix or volume of patients that we serve.  CMS has issued a proposed rule for home health agency reimbursement for 2013 that would result in a 0.1% decrease in reimbursement. We cannot predict whether the final rule will retain this payment reduction.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended September 30, 2012. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company. It compares our results of operations for the three and nine months ended September 30, 2012 with the prior year results of operations.

	Three Months Ended September 30, (in thousands)
	2012		2011		Change
Revenue	$170,365		$133,829		$36,536
Gross profit	$58,004	34.0%	$53,635	40.1%	$4,369
Income from continuing operations	$3,386	2.0%	$4,332	3.2%	$(946)
Interest expense, net	$6,497	3.8%	$6,528	4.9%	$(31)
Loss from continuing operations, before income taxes	$(3,111)	(1.8)%	$(2,196)	(1.6)%	$(915)
Loss from continuing operations, net of income taxes	$(605)	(0.4)%	$(334)	(0.2)%	$(271)
Income (loss) from discontinued operations, net of income taxes	$(10,931)	(6.4)%	$882	0.7%	$(11,813)
Net income (loss)	$(11,536)	(6.8)%	$548	0.4%	$(12,084)

	Six Months Ended June 30, (in thousands)
	2012		2011		Change
Revenue	$481,899		$396,241		$85,658
Gross profit	$164,567	34.1%	$156,817	39.6%	$7,750
Income from continuing operations	$10,140	2.1%	$13,980	3.5%	$(3,840)
Interest expense, net	$19,705	4.1%	$19,375	4.9%	$330
Loss from continuing operations, before income taxes	$(9,565)	(2.0)%	$(5,395)	(1.4)%	$(4,170)
Loss from continuing operations, net of income taxes	$(6,921)	(1.4)%	$(2,989)	(0.8)%	$(3,932)
Income from discontinued operations, net of income taxes	$64,448	13.4%	$4,152	1.0%	$60,296
Net income	$57,527	11.9%	$1,163	0.3%	$56,364

Revenue. Revenue for the three months ended September 30, 2012 was $170.4 million compared to revenue of $133.8 million for the three months ended September 30, 2011.

Infusion segment revenue for the three months ended September 30, 2012 was $125.9 million, compared to revenue of $90.2 million for the same period in 2011, an increase of $35.7 million, or 39.6%. Product revenue increased $35.5 million, or 39.4%, as a result of overall volume growth combined with $6.6 million of additional revenue related to the acquisition of InfuScience, Inc. Service revenue increased $0.2 million, or 8.3%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue which required these services.

Home Health Services segment revenue for the three months ended September 30, 2012 was $17.3 million, compared to revenue of $17.6 million for the same period in 2011, a decrease of $0.3 million, or 1.4%. This change in service revenue resulted from a decrease in Medicare home health rates for the calendar year 2012 and TennCare's decrease in reimbursement rates as of July 31, 2011 and January 1, 2012.

PBM Services segment revenue for the three months ended September 30, 2012 was $27.1 million, compared to revenue of $26.0 million for the same period in 2011, an increase of $1.1 million, or 4.1%. This increase in service revenue was due primarily to an increase in volume.

Revenue for the six months ended September 30, 2012 was $481.9 million, compared to revenue of $396.2 million for the nine months ended September 30, 2011.

Infusion segment revenue for the nine months ended September 30, 2012 was $346.0 million, compared to revenue of $271.8 million for the same period in 2011, an increase of $74.2 million, or 27.3%. Product revenue increased $73.4 million, or 27.6%, as a result of overall volume growth. Service revenue increased $0.8 million, or 12.1%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue which required these services.

Home Health Services segment revenue for the nine months ended September 30, 2012 was $50.9 million, compared to revenue of $52.4 million for the same period in 2011, a decrease of $1.5 million, or 0.3%. This change in service revenue resulted from a decrease in Medicare home health rates for the calendar year 2012 and TennCare's 4.25% decrease in reimbursement rates as of July 31, 2011 and January 1, 2012.

PBM Services segment revenue for the six months ended September 30, 2012 was $85.1 million compared to revenue of $72.0 million for the same period in 2011, an increase of $13.1 million, or 18.2%. This increase in service revenue was due primarily to an increase in volume.

Gross Profit. Gross profit for the three months ended September 30, 2012 was $58.0 million compared to $53.6 million for the same period in 2011, an increase of $4.4 million, or 8.2%. Gross profit for the nine months ended September 30, 2012 was $164.6 million compared to $156.8 million for the same period in 2011, an increase of $7.8 million, or 5.0%. The increase in gross profit dollars for the three and nine month periods was due to growth in the volume of revenue in the Infusion Services segment.

Gross profit as a percentage of revenue decreased to 34.0% in the three months ended September 30, 2012 from 40.1% in the three months ended September 30, 2011. Gross profit as a percentage of revenue decreased to 34.1% in the nine months ended September 30, 2012 from 39.6% in the nine months ended September 30, 2011. The decrease for the three and nine month periods was mainly the result of the mix of therapy services in the Infusion Services Segment. Gross profit as a percentage of revenue was also impacted by a decrease in home health reimbursement rates from certain government payors.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2012 were $46.8 million, or 27.5% of total revenue, compared to $42.3 million, or 31.6% of total revenue, for the same period in 2011. The increase in SG&A was primarily due to an increase of $3.9 million in salaries and employee benefits due to volume growth in the Infusion Services and Home Health Services segments. This was partially offset by a decrease of $1.2 million in brokers' fees due to our changing mix of brokers used in our discount cash card programs. As volumes in the Infusion Services segment expand, we are seeing a leveraging of our cost structure, which is reducing SG&A as a percentage of revenue.

SG&A expenses for the six months ended September 30, 2012 were $135.4 million, or 28.1% of total revenue, compared to $124.2 million, or 31.3% of total revenue, for the same period in 2011. The increase in SG&A was primarily due to an increase of $6.7 million in salaries and employee benefits due to volume growth in the Infusion Services and Home Health Services segments and an increase of $0.8 million in brokers' fees related to growth in our discount cash card programs. As our mix of brokers used in our discount cash card programs improves, and volumes in the Infusion Services segment expand, we are beginning to see a leveraging of our cost structure which is reducing SG&A as a percentage of revenue.

Bad Debt Expense.  For the three months ended September 30, 2012, bad debt expense was $3.4 million, or 2.0% of revenue, compared to $3.1 million, or 2.3% of revenue, for the same period in 2011.  For the nine months ended September 30, 2012, bad debt expense was $10.7 million, or 2.2% of revenue, compared to $8.4 million, or 2.1% of revenue, for the same period in 2011.  Bad debt expense increased by $0.3 million during the months ended September 30, 2012 due primarily to revenue growth. Bad debt expense increased by $2.3 million during the nine months ended September 30, 2012 primarily related to the increase in revenue over prior year.  The remaining change was due to an increase in our bad debt provision associated with increasing copays and high deductibles on employer-based health plans which have pushed more financial burden on patients. These trends along with weak overall economic conditions have increased the number of financial hardship cases we write-off after pursuing collection efforts.

Acquisition, Integration and Transitional expenses. During the three and nine months ended September 30, 2012, acquisition and integration expenses were $2.9 million and $4.6 million, respectively. This compared with $1.3 million for the three and nine months ended September 30, 2011.  These costs include legal and financial advisory fees associated with acquisitions; integration costs to convert to common policies, procedures, and information systems; and, transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel . During the three months ended September 30, 2012, these costs also include $0.8 million for certain state sales tax liabilities.

Restructuring Expense. As a result of the execution of our strategic assessments and related restructuring plans, we incurred restructuring expenses of approximately $0.4 million during the three months ended September 30, 2012 and $1.8 million during the three months ended June 30, 2011. Restructuring expenses during the three months ended September 30, 2012 consisted of approximately $0.3 million of employee severance and other benefit-related costs related to workforce reductions and approximately $0.1 million of third-party consulting costs. Restructuring expenses during the three months ended September 30,

2011 consisted of approximately $0.2 million of third-party consulting costs, $0.4 million of employee severance and other benefit-related costs related to workforce reductions and $1.1 million of other costs, such as lease termination costs.

As a result of the execution of our strategic assessments and related restructuring plans, we incurred restructuring expenses of approximately $0.9 million during the nine months ended September 30, 2012 and $6.5 million during the nine months ended September 30, 2011. Restructuring expenses during the nine months ended September 30, 2012 consisted of approximately $0.4 million of third-party consulting costs and approximately $0.5 million of employee severance and other benefit-related costs related to workforce reductions. Restructuring expenses during the nine months ended September 30, 2011 consisted of approximately $2.9 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions and $1.7 million of other costs.

Amortization of Intangibles. During the three months ended September 30, 2012, we recorded amortization of intangible assets of $1.1 million compared to $0.9 million for the prior year. During the six months ended September 30, 2012, we recorded amortization of intangible assets of $2.8 million compared to $2.5 million for the prior year. The amortization mainly related to the intangible assets recorded as a result of the Critical Homecare Solutions Holdings, Inc. ("CHS") acquisition in 2010.

Interest Expense, Net. Net interest expense was $6.5 million for the three months ended September 30, 2012, compared to $6.5 million for the same period in 2011. Interest expense for the three months ended September 30, 2012 included $5.8 million of interest expense related to our $225.0 million of senior unsecured notes and $0.4 million related to the $125.0 million senior secured revolving credit facility.

Net interest expense was $19.7 million for the nine months ended September 30, 2012, compared to $19.4 million for the same period in 2011. Interest expense for the nine months ended September 30, 2012 included $18.1 million of interest expense related to our $225.0 million of senior unsecured notes and $2.5 million related to the $125.0 million senior secured revolving credit facility.

Income Tax Expense (Benefit). Income tax (benefit) for the three months ended September 30, 2012 was $(2.5) million on a pre-tax net loss of $3.1 million compared to $(1.9) million for the three months ended September 30, 2011 on a pre-tax net loss of $2.2 million. The income tax expense (benefit) was the result of the Company using the estimated annual effective tax rate and applying it to the year-to-date pre-tax loss and recognizing only the portion of the tax benefit that is expected to be realized during the year.

Income tax (benefit) for the nine months ended September 30, 2012 was $(2.6) million on pre-tax net loss of $9.6 million.  and ($2.4) million for the nine months ended September 30, 2011 on a pre-tax net loss of $5.4 million. The income tax benefit was the result of the Company using the estimated annual effective tax rate and applying it to the year-to-date pre-tax loss and recognizing only the portion of the tax benefit that is expected to be realized during the year.

Income (loss) from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes was $(10.9) million, net of an income tax expense of $2.1 million, for the three months ended September 30, 2012, compared to income of $0.9 million, net of income taxes of $1.6 million, for the same period in the prior year. Income from discontinued operations, net of income taxes was $64.4 million, net of income taxes of $7.2 million, for the nine months ended September 30, 2012, compared to income of $4.2 million, net of income taxes of $2.6 million, for the same period in the prior year. The change was mainly the result of a pretax gain of $100 million on the Pharmacy Services Asset Sale.  We also recognized approximately $0.3 million and $13.4 million of restructuring costs, transaction costs, lease abandonment costs, and other one-time charges as a result of the transaction for the three and nine months ended September 30, 2012, resulting in a net effect of approximately $87.3 million.

Net Income (Loss) and Income (Loss) Per Share. Net loss for the three months ended September 30, 2012 was $(11.5) million, or $(0.20) per diluted share. Net income was $0.5 million, or $0.01 per diluted share, for the same period in the preceding year. Net income for the nine months ended September 30, 2012 was $57.5 million, or $1.03 per diluted share. Net income was $1.1 million, or $0.02 per diluted share, for the same period in the preceding year

Non-GAAP measures.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, amortization and stock-based compensation expense. Adjusted EBITDA excludes acquisition, integration, severance and other employee costs; restructuring expense; and other expenses related to our strategic assessment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$9,931	$7,557	$25,740	$25,181
Home Health Services	1,402	1,663	3,557	4,456
PBM Services	6,905	7,961	19,367	20,848
Total Segment Adjusted EBITDA	18,238	17,181	48,664	50,485
Corporate overhead	(6,625)	(5,442)	(19,665)	(17,454)
Consolidated Adjusted EBITDA	11,613	11,739	28,999	33,031
Interest expense, net	(6,497)	(6,528)	(19,705)	(19,375)
Income tax benefit	2,506	1,862	2,644	2,406
Depreciation	(2,134)	(1,784)	(6,115)	(4,764)
Amortization of intangibles	(1,087)	(858)	(2,844)	(2,496)
Stock-based compensation expense	(1,687)	(1,731)	(4,398)	(3,983)
Acquisition, integration, and transitional expense	(2,881)	(1,284)	(4,562)	(1,284)
Restructuring expense	(438)	(1,750)	(940)	(6,524)
Loss from continuing operations, net of income taxes	$(605)	$(334)	$(6,921)	$(2,989)

Infusion Services segment Adjusted EBITDA increased during the three and nine months ended September 30, 2012 compared to prior year mainly as a result of the mix of therapy services. In addition, increased cost allocation of certain corporate departments is reflected in the segment Adjusted EBITDA for the three and nine months ended September 30, 2012 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.  Finally, there was an impact due to a substantial decrease in cross referrals of IVIG therapies from the specialty sales personnel affiliated with the divested businesses.

Home Health Services segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2012 compared to the prior year as a result of a decrease in home health reimbursement rates from certain government payors.

PBM Services segment Adjusted EBITDA decreased during the three and nine months ended September 30, 2012 compared to the prior year due to decreased rates on the discount cash card business

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities totaled $25.3 million during the nine months ended September 30, 2012 compared to $49.9 million provided during the nine months ended September 30, 2011. This $14.1 million decrease in cash provided by operating activities compared to the prior year was due to a $64.0 million decrease in net cash provided by operating activities from discontinued operations partially offset by an increase in cash provided by changes in continuing operations working capital of $48.2 million.  The year over year reduction in cash provided by discontinued operations resulted from the one-time cash inflow in 2011 from improved inventory management and the 2012 payment of accounts payable not assumed by Walgreens Co. as part of the divestiture.  The increase in cash provided by continuing operations resulted from the collection of accounts receivable not purchased by Walgreens Co. as part of the divestiture.

Working capital includes the impact of changes in receivables, inventory, prepaid expenses and other current assets, accounts payable, claims payable, amounts due to plan sponsors, accrued interest and accrued expenses and other current liabilities.

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

Net cash provided by investing activities during the nine months ended September 30, 2012 was $103.2 million compared to $6.8 million of cash used during the same period in 2011. This $110.0 million change was related to a $163.6 million increase in net cash provided by investing activities from discontinued operations due primarily to the proceeds of the Pharmacy Services Asset Sale. This increase was partially offset by a $42.7 million investment in the acquisition of InfuScience, Inc., which is related to continuing operations.

Net cash used in financing activities during the nine months ended September 30, 2012 was $61.3 million compared to $32.6 million during the same period in 2011. This $28.7 million increase in net cash used was primarily related to repayments on the line of credit.

At September 30, 2012, we had working capital of $124.2 million compared to $71.7 million at December 31, 2011.  The increase was due to a $67.2 million higher cash balance from the proceeds of the Pharmacy Services Asset Sale, combined with a $65.2 million reduction in debt.

On July 30, 2012, we entered into an amendment to the senior secured revolving credit facility. The amendment reduced revolving commitments from $150 million to $125 million; reduced the minimum revolving balance from $30 million to zero; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modifies the definition of the term “Consolidated EBITDA”. We are in compliance with all covenants as of September 30, 2012 and as of the date of filing of this report. As of the filing of this report there was no outstanding balance on the senior secured revolving credit facility.

The senior secured revolving credit facility matures on March 25, 2015. The amount of borrowings which may be made under the senior secured revolving credit facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum of $125.0 million and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, we will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Libor rate plus an applicable margin of 3.5%, with the Libor rate having a floor of 1.00%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans.

The weighted average interest rate on our short term borrowings during the nine months ended September 30, 2012 and 2011 was 4.7% and 4.7%, respectively. Interest expense on short term borrowings was recorded in both continuing and discontinued operations. The interest expense associated with the discontinued operations was determined on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which was reduced.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

On May 4, 2012, we closed on the Pharmacy Services Asset Sale. Under the terms of the amended and restated facility, our credit availability was reduced by an amount equal to the reduction in asset levels associated with the discontinued operations. Specifically, as we collect the accounts receivable from the community pharmacy and mail service businesses, our asset-based loan availability will be reduced. At the same time, however, our working capital needs are lower. Under the terms of the senior unsecured notes, upon an asset sale such as the Pharmacy Services Asset Sale, we are obligated to use proceeds from the sale to reduce debt under the amended and restated facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the senior unsecured notes, based on defined criteria.

We may also use the sale proceeds under certain terms to redeem a portion of the senior unsecured notes prior to the one year anniversary date of the sale.

As of the filing of this report, we expect that the proceeds from the Pharmacy Services Asset Sale and cash expected to be generated from operating activities will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to explore strategic alternatives anticipated to maximize shareholder value going forward, including redeeming a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services segments, subject to the terms of our revolving credit facility and the indenture governing the senior unsecured notes.

We may also pursue joint venture arrangements, business acquisitions and other transactions designed to expand our business, which we would expect to fund from proceeds from the Pharmacy Services Asset Sale, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities

At September 30, 2012, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $36.6 million, of which $25.3 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company's $36.6 million Federal NOLs, $11.3 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $107.4 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future as of September 30, 2012 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2012	2013-2014	2015-2016	After 2016
Long-term debt (1)	$294,252	$5,766	$46,125	$242,361	$—
Operating lease obligations	18,102	1,531	7,927	4,874	3,770
Capital lease obligations (1)	1,530	72	1,243	215	—
Purchase commitment	6,276	6,276	—	—	—
Total	$320,160	$13,645	$55,295	$247,450	$3,770

(1)	Includes principal and interest payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.

Item 1.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by 15d-15(c) of the Exchange Act) as of September 30, 2012. Based upon and as of the date of this evaluation, our CEO and CFO have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2012, we continued with the resolution of our Pharmacy Services Asset Sale. Due to the size of this asset disposal, changes in operating processes have resulted in changes to our financial reporting processes. These changes have been assessed by management to ensure that there has been no adverse impact to the

Company's internal control over financial reporting. Thus, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. The Company negotiated a settlement with the Minneapolis office of the United States Attorney, which is part of the US Department of Justice (“DOJ”) and relevant State governments, under which the Company paid the states $0.6 million and the federal government $4.4 million in September and October 2012, respectively, in exchange for releases, and denied wrongdoing and liability. Remaining to be resolved are the qui tam relator's employment termination claim and her lawyer's statutory legal fee claim

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012
.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer