Form 10-Q/A
period 2012-09-30
BioScrip, Inc.
filed 2012-11-09
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, is being filed for the sole purpose of amending  (i)  Exhibits 32.1 and 32.2 to correct the quarter end referenced to September 30, 2012 , and (ii) the reference to exhibit 101 in the exhibit list under Item 6 to correct the periods referenced therein. No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q does not reflect events occurring after the filing of Form 10-Q, nor does it modify or update the disclosures and information contained in the Form 10-Q in any way other than as described above.

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
101 **
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer

4