Form 10-K
period 2012-12-31
BioScrip, Inc.
filed 2013-03-15
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $182,899,703 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On March 5, 2013, there were 57,035,125 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

PART I
This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home healthcare services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. We were incorporated in Delaware in 1996 as MIM Corporation, with our primary business and operations being pharmacy benefit management services.   Over the years, we have expanded our service offerings to include home infusion services and home health services which are now the primary drivers of our growth strategy.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, home-based and community-based care environment. Our core services are provided in coordination with, and under the direction of the patient’s physician. Our infusion and home health professionals, including pharmacists, nurses, dieticians, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs, often tailored to improve the care of individuals with complex health conditions such as cancer, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

As a result of the Company entering into the Asset Purchase Agreement, the Company reevaluated its operating and reportable segments, changing its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker now reviews the Company's results in terms of allocating resources and assessing performance.

Our Infusion Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of certain self-injectible therapies.

Our Home Health Services segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

Our integrated pharmacy benefit management (“PBM”) services, which includes discount card programs, design programs and claims processing to offer customers and patients cost-effective access to pharmacy products and services through network pharmacy providers.

Business Outlook
In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for a large portion of our Pharmacy Services segment. Thus, on February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”) and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail and community retail pharmacy store operations.

Pursuant to the terms of the Asset Purchase Agreement, we received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and a subsequent additional purchase price payment of $15.0 million based on events related to the Buyer's retention of certain business after closing. Similarly, the Company may be required to refund up to approximately $6.4 million of the cash received to the Buyers under certain circumstances. Any gain associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by us. Approximately $50.8 million of these net assets were converted to cash subsequent to the sale.
We are continuing to execute our strategic plan and are investing in opportunities to maximize stockholder value going forward. We deployed the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities described below. We also paid off the balance of the line of credit following the sale and negotiated improved terms for its ongoing use.
On July 31, 2012, we acquired InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase to $41.4 million based on the results of operations during the 24 month period following the closing. InfuScience operates businesses providing alternate site infusion pharmacy services. The acquisition has added five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah,Georgia.

Subsequent to December 31, 2012, we acquired all of the issued and outstanding equity of HomeChoice Partners, Inc., a Delaware corporation (“HomeChoice”) pursuant to a Stock Purchase Agreement dated December 12, 2012 (the “Purchase Agreement”) by and among the Company, HomeChoice, DaVita HealthCare Partners Inc., a Delaware corporation and majority stockholder of HomeChoice, and the other stockholders of HomeChoice. The purchase price was $70 million, subject to adjustment based in part on the net working capital of HomeChoice at closing (the “Purchase Price”). The Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the Acquisition with a combination of cash on hand and its revolving credit facility.

HomeChoice is a provider of alternate-site infusion pharmacy services. Headquartered in Norfolk, VA, HomeChoice services approximately 15,000 patients annually and has fourteen infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama. The acquisition was completed on February 1, 2013.

Other strategic options we may consider in addition to further acquisitions include redeeming all or a portion of the unsecured notes subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes.
The Pharmacy Services Asset Sale discussed above caused us to perform a further strategic assessment of our business and operations in order to align our corporate structure with our remaining business operations. As a result of the reassessment and subsequent realignment, we have focused on expanding revenue opportunities and lowering corporate overhead as well as redeploying our resources strategically. These actions have resulted in write-downs of certain long−lived assets, employee severance, retention bonus payments and accelerated recognition of expense associated with certain of our contractual obligations. The impact of these efforts included a reduction in salaries, benefits, rent and other facility costs. The redeployment of resources following the Asset Sale has better positioned us for growth in our strategic areas of operation; however, the impact of these actions on our future Consolidated Financial Statements cannot be estimated.

Our Strengths

Our company has a number of competitive strengths, including:

 We Have a Local Competitive Market Position within our National Platform and Infrastructure

As of December 31, 2012, we had a total of 81 locations in 24 states, encompassing 32 home nursing locations and 49 home infusion locations, including two contract affiliated infusion pharmacies. Our model combines local presence with comprehensive clinical programs for multiple therapies and specific delivery technologies (injectable and infusible). We also have the capabilities and payor relationships to distribute pharmaceuticals to all 50 states. We have more than 1,000 Managed Care Organizations (“MCO”) relationships and are one of a limited number of pharmacy and home health services providers that can offer a truly national, integrated and comprehensive approach of managing a patient’s chronic or acute conditions on behalf of his or her MCO, which generally favors fully integrated vendors that can provide high-touch pharmacy solutions to their patients.

Diversified Payor Base

We provide prescription drugs, infusion, home health and clinical management services to a broad range of commercial and governmental payors.  One payor accounted for 18% of consolidated revenue, and Medicare accounted for14% of consolidated revenue during the year ended December 31, 2012. No other single government payors accounted for more than 4% of combined consolidated revenue.

Effective Care Management Clinical Programs that Produce Positive Clinical Outcomes and Reduce Readmissions

We have diversified and comprehensive clinical programs across numerous therapeutic areas, designed to improve patient adherence and retention. Our home infusion business provides traditional infusion therapies for acute conditions with accompanying clinical management and home care. Our infusion product offerings and services are also designed to treat patients with chronic infusion needs. In addition to the long-term treatment associated with these chronic conditions, these conditions require ongoing caregiver counseling and education regarding patient treatment and ongoing monitoring to encourage patients to comply with the prescribed therapy, including programs for enteral and total parenteral nutrition and pediatric infusion.

BioScrip's Centers of Excellence focus interdisciplinary teams on providing clinical excellence with outstanding personal service. Externally qualified by a panel of leading industry experts, the Centers employ evidence-based standards of care, policies, and procedures built on industry-recognized best practices. They are led by specialists with advanced certifications and training who are dedicated to developing, improving, and sustaining clinical services to achieve optimal patient outcomes and exceed the expectations of patients and referral sources.

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

Products and Services

Infusion Services

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

Our home infusion services primarily involve the intravenous administration of medications treating a wide range of acute and chronic conditions, such as infections, nutritional deficiencies, various immunologic and neurologic disorders, cancer, pain and palliative care. Our services are usually provided in the patient's home but may also be provided at outpatient clinics, the physician's office or at one of our ambulatory infusion centers. We receive payment for our home health services and medications pursuant to provider agreements with government sources, such as Medicare and Medicaid programs, managed care organizations ("MCOs") and other commercial insurance ("Third Party Payors”).

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

Chemotherapy
Provide injectable and/or infused medications in the home or the prescriber’s office for the treatment of cancer.  Adjuvant medications may also be provided to minimize the side effects associated with chemotherapy.

Immune Globulin (IG) Therapy
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

Blood Factor Therapies
Provide medications to patients with one of several inherited bleeding disorders in which a patient does not manufacture the clotting factors necessary or use the clotting factors their liver makes appropriately in order to halt an external or internal bleed in response to a physical injury or trauma.

Inotropes Therapy
Provide intravenous inotropes in the home for the treatment of heart failure, either in anticipation of cardiac transplant or to provide palliation of heart failure symptoms. Inotropes increase the strength of weak heart muscles to pump blood.  The therapy is only started in late phase heart failure when alternative therapies proved inadequate.

Respiratory Therapy/Home Medical Equipment	Provide oxygen systems, continuous or bi-level positive airway pressure devices, nebulizers, home ventilators, respiratory devices, respiratory medications and other medical equipment.

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources. Our medications are compounded and dispensed under the supervision of a registered pharmacist in a state licensed pharmacy that is accredited by an independent accrediting organization.  The accrediting organization surveys for compliance with the USP 797 standards for sterile drug compounding pharmacies and has confirmed that we are in compliance with such standards. The therapy is typically administered in the patient's home by a registered nurse or trained caregiver. Depending on the preferences of the patient or the payor, these services may also be provided at one of our ambulatory infusion centers, a physician's office or another alternate site of administration.

We currently have relationships with a large number of MCOs and other Third Party Payors to provide pharmacy products and services, including infusion services. These relationships are primarily at a local or regional level. A key element of our business strategy is to leverage our relationships, geographic coverage, clinical expertise and reputation in order to gain contracts with payors. Our infusion service contracts typically provide for us to receive a fee for preparing and delivering medications and related equipment to patients in their homes. Pricing is typically negotiated in advance on the basis of Average Wholesale Price (“AWP”) minus some percentage of contractual discount, or Average Selling Price (“ASP”) plus some percentage. In addition, we typically receive a per diem payment for the service and supplies component of care provided to patients in connection with infusion services and a visit rate for the associated skilled nursing provided.

Home Health Services

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

PBM Services

We also provide prescription discount card programs and integrated PBM services.  These services are designed to offer employers, MCOs, Third Party Administrators (“TPAs”), and other third party payors (collectively, "Plan Sponsors") cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications through our network pharmacies that deliver traditional and specialty medications through mail facilities and retail stores.

Prescription Discount Card Programs

Our discount card services provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications.  Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price as compared to the retail price. The discount card programs are designed and marketed by consumer marketing organizations with which we contract.  The marketing organizations receive a broker fee or commission for the sales generated. We contract with a third party PBM to process our discount card claims.
PBM Formulary and Benefit Design

Our funded PBM business involves working with our Plan Sponsors to offer formularies and benefit plan designs that meet their specific program requirements. Formulary design assists in controlling program costs to the extent consistent with accepted medical and pharmacy practices and applicable law, primarily through three principal techniques: (i) tiered co-pay or percentage coinsurance designs, which provide lower co-pays for formulary preferred medications and higher co-pays for non-preferred medications, or charge a percentage of the prescription price to the member at different percentages based on the preferred or non-preferred status of a drug; (ii) generic substitution, which involves the selection of a generic drug as a cost-effective alternative to its bio-equivalent brand name drug; and/or (iii) therapeutic interchange, which involves the selection of a lower cost brand name drug as an alternative to a higher priced brand name drug within a therapeutic class. Formulary rebates on brand name drugs are negotiated with drug manufacturers based on the drug's preferred status and are typically shared with Plan Sponsors. Our rebates are managed and administered by a third party vendor.
PBM Drug Usage Evaluation

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

Sales and Marketing

We have over 150 sales and marketing representatives and over 1,000 payor relationships including Managed Care Organizations (MCOs), Medicare Part D pharmacy networks, and government programs such as Medicare and Medicaid.  Our sales and marketing efforts are focused on payors, manufacturers, patients and physician prescribers, and are driven by dedicated managed care and physician sales teams as well as home health care consultants. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources. Contracts with Third Party Payors, including MCOs, are an integral component for sales success.
Through its PBM, BioScrip also has over 100 relationships with PBM Clients including Medicaid MCOs, employers, TPAs, workers compensation providers and discount card marketers. A range of direct sales methods are used to promote the program and add new marketing organizations.

Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including “BioScrip”, “BioScripcare”, “Scripmine”, “Scrip Pharmacy”, “Adima”, “Scrip PBM”, “Infoscrip”, “MD Star”, “Critical Homecare Solutions”, “CHS Critical Homecare Solutions”, “Infusion Partners”, “Infusion Care”, “Infusion Solutions, Inc.”, “Infusion Care Systems”, “NE-HT”, "PHCS", “Wilcox Home Infusion”, “Deaconess HomeCare”, "InfuScience", "Infusal", "HomeChoice", and "HomeChoice Partners", each of which has either been registered at the state or federal level or is being used pursuant to common law rights. We are recognized in local markets by several of these trade names, but we do not consider the marks material to our business.

Competition

Infusion Services and Home Health Services

The home infusion services and home health services market is largely fragmented with local and regional companies representing the majority of the market, with competition primarily on the basis of service.  Companies strive to differentiate themselves based on responsiveness to customer demands; the commitment to provide flexible, clinically-oriented services; and quality, scope and cost of clinical support programs and services. Our Centers of Excellence offer a high touch, high service approach to care on a local basis, which we believe differentiates our service.

Existing and potential competitors within the home infusion market include Option Care, Inc. (a subsidiary of Walgreen Co.), Apria Healthcare Group Inc. (which includes its subsidiary, Coram, Inc.), Critical Care Systems, Inc. and Accredo Health Group, Inc. (both subsidiaries of Express Scripts Holding Company), Omnicare, Inc., various regional providers and local providers of alternate site healthcare services such as hospitals, local home health agencies, and other local providers.

Existing and potential competitors within the home health services market include Gentiva Health Services, Inc., Almost Family, Inc., Amedisys, Inc., LHC Group, Inc. and local providers in our areas of service.

Pharmacy Benefits Management and Discount Card Services

In the Pharmacy Benefits Management (PBM) market we compete with large national PBMs and a number of smaller and regional PBMs. The large PBMs have integrated Mail Service and Specialty Pharmacy services and are very competitive with all Plan Sponsors. These national PBM companies include Express Scripts, Inc., Catamaran Corp., and CVS/Caremark Corp. In the discount card services market there are numerous competitors of various size. Generally, PBMs contract with Marketing and Sales organizations that market the cards either regionally or nationally via various sources, such as direct mail, internet, email, and sub-brokers/sales representatives.

Existing and potential competitors within the pharmacy discount card market include Catamaran Corp., ReStat Corp., Agility, Inc., CVS/Caremark Corp and local marketers across the country.

Information Technology

2012 has been a year of reorganization of our Information Technology ("IT") department. In the early part of the year, IT was reorganized to both support the divestiture of BioScrip's mail and specialty pharmacy divisions and then to scale IT operations accordingly to the continuing businesses. In mid-year, with the hiring of a new Chief Information Officer, IT department management was realigned to better position the IT organization for growth. IT investments in 2012 included, enhancements to the data-warehouse and business intelligence capabilities, significant functional expansion of our clinical portal, mybioscrip.com, and implementation of mobile devices to both sales and clinical field staff.

During 2013, we will initiate IT strategic investments in the areas of clinical workflow, data analytics and reporting via web portal(s), and tele-health device integration. In addition, restructuring will continue with the outsourcing of our IT data center hosting, management and operations.

Financial Information about Segments

Segment financial information is provided in Note 9 of the Notes to the Consolidated Financial Statements.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our payors, vendors and referral sources. While our management believes we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and Consolidated Financial Statements. In addition, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the "Health Reform Law"), may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

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

Approximately 33% of our revenue for the year ended December 31, 2012 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe we can service our current Medicaid patients through existing pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

The U.S. Department of Health and Human Services, Office of the Inspector General (“OIG”) and CMS continue to issue guidance with regard to the Medicare Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors. The receipt of funds made available through this program may be subject to compliance with these new regulations, the established laws and regulations governing the federal government's payment for healthcare goods and services, and provisions in contracts with the prescription drug plans. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and these risks could negatively impact our business in future periods.

Medicare Part A

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

The Health Reform Law included a number of additional changes to payment for home health care services, including the following:

•	reinstatement of the 3% home health rural add-on beginning April 1, 2010 (expiring January 1, 2016);

•	market basket adjustment for 2011 to be determined by CMS, offset by a 1% reduction (1% reduction to market based updates set also for 2012 and 2013); and

•	revised outlier payment policy beginning in 2011.

The impact of these items overall has decreased revenue within the industry.  We believe we have not been affected differently than other companies within the industry.

On November 8, 2012, CMS published the Home Health Prospective Payment System update which became effective on January 1, 2013. The update finalized the following:

•	a case-mix adjustment applicable to the national standardized 60-day episode equal to 1.32%;

•	a Market Basket Index equal to 2.3%; and

•	a home health payment update equal to 1.3%.

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

Legislative Changes to Medicare Reimbursement

The Medicare Modernization Act authorized a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. The first round of competitive bidding occurred in nine metropolitan areas around the country. A round one re-compete for certain product categories was also conducted, the results of which are not yet known. The second round of competitive bidding was conducted in 91 additional metropolitan statistical areas.  New prices will go into effect in these areas July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016.  While there were several implementation delays, the first round became effective on January 1, 2011 and did not have a material impact on our business.  It is unclear what, if any, impact the round one re-compete or the second round of bidding will have on our business. Continuing expansion of the program could have a negative impact on our revenue if we are not a successful bidder in many or all of the remaining metropolitan areas.

Legislation was introduced in the 112th Congress that would establish Medicare coverage of home infusion therapy and home infusion drugs under Medicare Part B and consolidate coverage under Medicare Part D. Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. However, these bills were not passed and we cannot predict whether new legislation will be introduced or passed. The Health Reform Law did not change Medicare coverage for home infusion therapy or home infusion drugs.

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

Effective September 26, 2009, First DataBank and Medi-Span agreed to reduce the mark-up factor applied to WAC, on which AWP is based, from 1.25 to 1.20 for the approximately 1,400 drug codes that were the subject of the lawsuits. These AWP publishers also similarly reduced the mark-up factor on all other national drug codes on which they had marked up AWP. This voluntary reduction affected approximately 18,000 national drug codes. First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. As of March 5, 2013, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted. See "Risk Factors - Risks Related to Our Business - Changes in industry pricing benchmarks could adversely affect our financial performance."

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

Regulation of the Pharmacy Industry

Pharmacy Regulation

Every state's laws require our pharmacy locations in those states be licensed as an in-state pharmacy to dispense pharmaceuticals. State controlled substance laws require registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state's pharmacy licensing authority. Pharmacy and controlled substances laws often address the qualification of an applicant's personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities. In general, pharmacy licenses are renewed annually. We believe our pharmacy locations materially comply with all state licensing laws applicable to these businesses. If our pharmacy locations become subject to additional licensure requirements, are unable to maintain their required licenses or if states place burdensome restrictions or limitations on pharmacies, our ability to operate in some states would be limited, which could have an adverse impact on our business. We believe the impact of any such requirements would be mitigated by our ability to shift business among our numerous locations.

Many states, as well as the federal government, are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies. (See also Food, Drug, and Cosmetic Act, below). We believe that our compounding is done in safe environments and we have clinically appropriate policies and procedures in place.  We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards. We cannot predict the impact of increased scrutiny on or regulation of compounding pharmacies.

Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state pharmacies to register with, or be licensed by, the boards of pharmacy or similar regulatory bodies in those states. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is located. However, various state pharmacy boards have enacted laws and/or adopted rules or regulations directed at restricting or prohibiting the operation of out-of-state pharmacies by, among other things, requiring compliance with all laws of the states into which the out-of-state pharmacy dispenses medications, whether or not those laws conflict with the laws of the state in which the pharmacy is located, or requiring the pharmacist-in-charge to be licensed in that state. To the extent that such laws or regulations are found to be applicable to our operations, we believe we comply with them. To the extent that any of the foregoing laws or regulations prohibit or restrict the operation of out-of-state pharmacies and are found to be applicable to us, they could have an adverse effect on our operations.

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

Food, Drug and Cosmetic Act

Pharmacy operations

Certain provisions of the Federal Food, Drug and Cosmetic Act govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. The U.S. Food and Drug Administration (“FDA”) does not, however, regulate directly pharmacies or compounding pharmacies. Nevertheless, FDA will attempt to assert jurisdiction over pharmacies or compounding pharmacies which the agency believes act outside the scope of traditional pharmacy practice. In addition, the Federal Food, Drug, and Cosmetic Act governs pharmaceutical products' movement in interstate commerce. FDA has recently indicated an intention to scrutinize more closely compounding pharmacies' operations and compounded pharmaceuticals' movement in interstate commerce. While we cannot predict the future regulatory environment in which the company will operate, therefore, we believe we comply in all material respects with all applicable requirements.

Infusion services

The company's health care services offerings do not fall under the jurisdiction of FDA. However, certain medical devices (infusion pumps) essential to the company's infusion services are governed by the Federal Food, Drug, and Cosmetic Act and regulated by FDA. An infusion pump, like any medical device, is subject to failure. Since 2010, due to the relatively large number of adverse events associated with the use of infusion pumps, FDA has begun to change its approach to overseeing infusion pumps. Changes have included introducing higher levels of scrutiny, intensifying manufacturer engagement and bolstering user education / adverse event reporting. The shifting regulatory climate around infusion pumps, the requirement to maintain high levels of proficiency in using and training patients in the safe use of infusion pumps and, finally, the need to stay current in infusion pump design and “best practices” present elements of risk. Nevertheless, we believe we comply in all material respects with all applicable requirements and that our employees are adequately trained and equipped to use these devices.

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

Antitrust Laws

Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and federal antitrust laws. A settlement in this type of lawsuit could have an impact on pricing and discounts and could reduce or eliminate the availability to us of certain discounts, rebates and fees currently received in connection with our drug purchasing and formulary administration programs. In addition, to the extent that we or an associated business appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

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

On April 18, 2003, the OIG released Compliance Program Guidance for Pharmaceutical Manufacturers (the "Guidance"), which is designed to provide voluntary, nonbinding guidance in devising effective compliance programs to assist companies that develop, manufacture, market and sell pharmaceutical products or biological products. The Guidance provides the OIG's view of the fundamental elements of a pharmaceutical manufacturer's compliance program and principles that should be considered when creating and implementing an effective compliance program, or as a benchmark for companies with existing compliance programs. While we are not a manufacturer, we believe that many aspects of it are useful to our business and therefore we currently maintain a compliance program that includes the key compliance program elements described in the Guidance. We believe the fundamental elements of our compliance programs are consistent with the principles, policies and intent of the Guidance.
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

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Florida, Georgia, Illinois, Michigan, New Jersey, New York, North Carolina, Texas, and Virginia. We operate in all of these states and we submit claims for Medicaid reimbursement to the respective state Medicaid agencies. We expect the list of states that enact qualifying false claims acts to continue to grow. This legislation has led to increased auditing activities by state healthcare regulators. As such, we have been the subject of an increased number of audits. Further, a number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe we have procedures in place to ensure the accuracy of our claims. While we believe we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services, and a material disagreement between us, on the one hand, and these governmental agencies, on the other hand, on the manner in which we provide products or services could have a material adverse effect on our business and Consolidated Financial Statements.
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

Regulation of the PBM Industry

Licensure Laws

Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, TPAs, discount card prescription drug programs and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered or are registering under such laws in those states in which we have concluded that such registration or licensure is required.

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

Consumer Protection Laws

Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies in connection with drug switching programs. Consumer protection laws have also been the basis for governmental investigations and settlements relating to the improper marketing and advertising of discount medical plans. No assurance can be given that we will not be subject to scrutiny under one or more of these laws.

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

The U.S. Congress passed the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) to give people greater control over the privacy of their medical information, to help them transfer health insurance between employers, and to lower the costs involved in transmitting this information. In 2009, the Health Information for Economic and Clinical Health Act (“HITECH”), which was enacted as a part of the economic stimulus legislation, modified certain provisions of HIPAA to strengthen its privacy and security provisions.

The federal privacy regulations under HIPAA (the "Privacy Regulations") are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information ("PHI"). Among numerous other requirements, the Privacy Regulations, as amended by HITECH: (i) limit certain uses and disclosures of PHI; (ii) limit most disclosures of PHI to the minimum necessary for the intended purpose; (iii) require patient authorization for certain uses and disclosures of PHI; (iv) guarantee patients the right to access their medical records and to know who else has accessed them; and (v) establish requirements for breach notification.

The Privacy Regulations apply to "covered entities," which include most healthcare providers and health plans. Under HITECH, the Privacy Regulations also apply to “business associates,” which are persons or entities that perform or assist in the performance of certain activities for or on behalf of a covered entity, if the performance of the services involves the use or disclosure of a patient’s protected health information. HIPAA requires that a covered entity and its business associate enter into written contract whereby the business associate agrees to certain restrictions regarding its use and disclosure of PHI. We provide a varied line of services to patients and other entities. Depending on the purpose or function of the service line, we may be functioning as a covered entity or a business associate for purposes of complying with HIPAA and the Privacy Regulations. For example, in our role as a pharmacy and home infusion therapy service provider, we are a covered entity. In our role as a PBM, we are a business associate.

We are also subject to compliance with the federal security regulations under HIPAA (the "Security Regulations"). The Security Regulations as amended by HITECH impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

The requirements imposed by the Privacy Regulations, and the Security Regulations are extensive and have required substantial cost and effort to assess and implement. We have taken and will continue to take steps that we believe are reasonable to ensure our policies and procedures are in compliance with the Privacy Regulations, and the Security Standards. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting and reduced the amount of information we can use or disclose if patients or members do not authorize such uses or disclosures.
In addition, most states have enacted privacy and security laws that protect identifiable patient information which is not health related. Which state's laws are implicated is generally based on the state of the patient's residence. In response to concerns about identity theft, many states adopted so-called "security breach" notification laws that impose an obligation to notify persons when their personal information (e.g., social security numbers and financial information) has or may have been accessed by an unauthorized person. Further, several states have enacted pharmacy-related privacy legislation that not only applies to patient records but also prohibits the transfer or use for commercial purposes of pharmacy data that identifies prescribers. Many of these laws apply to our business and have and will continue to increase our burden and costs of privacy and security related regulatory compliance.

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

Employees

On March 5, 2013, we had 2,112 full-time, 86 part-time and 741 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

Available Information

We maintain a website at www.bioscrip.com.  The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available, free of charge, through our web site our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

We have adopted a code of business conduct and ethics for our Company, including our directors, officers and employees. Our code of conduct policy, and the charters of the audit, compensation and nominating and corporate governance committees of our board of directors are available on our website at www.bioscrip.com.

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

Higher unemployment rates and significant employment layoffs and downsizings may lead to lower numbers of patients enrolled in employer-provided plans.  The adverse economic conditions could also cause employers to stop offering, or limit,  healthcare coverage, or modify program designs, shifting more costs to the individual and exposing  us to greater credit risk from patients or the discontinuance of drug therapy compliance.

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

Our business is subject to numerous Federal, state and local laws and regulations.  See “Business – Government Regulation.”  Changes in these regulations may require extensive changes to our systems and operations that may be difficult to implement.  Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; suspension of authorizations to participate in or exclusion from government reimbursement programs; or loss of licensure. Reduction in reimbursement by Medicare, Medicaid and other governmental payors could adversely affect our business.  The regulations to which we are subject include, but are not limited to, Anti-Kickback laws; Federal and state laws prohibiting self-referrals or “Stark laws”; HIPAA; False Claims Act; Civil Monetary Penalties Act; regulations of the FDA, U.S. Federal Trade Commission, and the U.S. Drug Enforcement Administration, and regulations of various state regulatory authorities.  In that regard, our business and Consolidated Financial Statements could be affected by one or more of the following:

•	Federal and state laws and regulations governing the purchase, distribution, management, compounding, dispensing and reimbursement of prescription drugs and related services;

•	FDA and/or state regulation affecting the pharmacy or PBM industries;

•
rules and regulations issued pursuant to HIPAA and HITECH; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach notification laws and state laws limiting the use and disclosure of prescriber information;

•	administration of Medicare and state Medicaid programs, including legislative changes and/or rulemaking and interpretation;

•	state laws and regulations establishing or changing prompt payment requirements for payments to pharmacies and home health agencies;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	managed care reform and plan design legislation; and

•	federal or state laws governing our relationships with physicians or others in a position to refer to us.

If any of our home health agencies or pharmacies fail to comply with the conditions of participation in the Medicare program or Medicare supplier standards that home health agency or pharmacy could be suspended or disbarred from Federal healthcare programs, including Medicaid and Medicare, which could adversely affect our Consolidated Financial Statements.

Our home health agencies and pharmacies must comply with the extensive conditions of participation in the Medicare program. These conditions vary depending on the type of facility, but, in general, require our facilities to meet specified standards relating to licensure, personnel, patient rights, patient care, patient records, physical site, administrative reporting and legal compliance. If an agency or pharmacy fails to meet any of the Medicare conditions of participation or supplier standards, as applicable, that agency or pharmacy could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by state surveyors, and none of our pharmacies or agencies have ever been terminated from the Medicare program for failure to comply with the conditions of participation or supplier standards, as applicable. Any termination of one or more of our agencies or pharmacies from the Medicare program for failure to satisfy the Medicare conditions of participation or supplier standards, as applicable, could adversely affect our Consolidated Financial Statements.

We cannot predict the impact of any new requirements on compounding pharmacies.

Compounding pharmacies have come under increasing scrutiny from federal and state governmental agencies. We have been responding to requests for additional information on our practices as we receive them. We believe that our compounding is done in safe environments and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards. We cannot predict the impact of increased scrutiny on or regulation of compounding pharmacies.

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

Contracts within our business generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, WAC and average manufacturer price. Many of our contracts utilize the AWP benchmark.  As a part of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, effective September 26, 2009, both companies announced they would cease publication of the AWP pricing benchmarks at the end of 2011.  First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. Without a suitable pricing benchmark in place many of our contracts will have to be modified and could potentially change the economic structure of our agreements.  As of March 5, 2013, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted.

Competitive bidding could reduce our volumes and profitability.

The Medicare Modernization Act authorized a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. The first round of competitive bidding occurred in nine metropolitan areas around the country. The second round of competitive bidding was conducted in 91 additional metropolitan statistical areas.  New prices will go into effect in these areas July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016.  While there were several implementation delays, the first round became effective on January 1, 2011 and did not have a material impact on our business.  It is unclear what, if any, impact the round one re-compete or the second round of bidding will have on our business. Continuing expansion of the program could have a negative impact on our revenue if we are not a successful bidder in many or all of the remaining metropolitan areas.

PBM client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could adversely affect our Consolidated Financial Statements.

As our PBM clients face long-term, sustained increases in prescription drug costs, they may demand additional services and enhanced service levels to help mitigate the increase in spending. We operate in a very competitive environment, and we may not be able to increase our fees to compensate for these increased services, which could put pressure on our margins.

Our contracts with PBM clients generally do not have terms longer than three years and, in some cases, may be terminated by the client on relatively short notice, typically 90 days. Our PBM clients generally seek bids from other PBM or specialty providers in advance of the expiration of their contracts. If several of these clients elect not to extend their relationship with us, and we are not successful in generating sales to replace the lost business, our future business and operating results could be materially and adversely affected. In addition, we believe the managed care industry is undergoing substantial consolidation, and another party that is not our client could acquire some of our managed care clients. In such case, there is a risk of contract loss and a loss of the associated revenues and profit.

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

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products.  See Item 3 – Legal Proceedings for a list of material proceedings pending against us.  While we believe that these suits are without merit and intend to contest them vigorously, we can give no assurance that an adverse outcome in one or more of these suits would not have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or would not require us to make material changes to our business practices. We periodically respond to subpoenas and requests for information from governmental agencies. We confirm that we are not a target or a potential subject of a criminal investigation. We cannot predict with certainty what the outcome of any of the foregoing might be or whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of these subpoenas. In addition to potential monetary liability arising from these suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured.  There can be no assurance that such costs will not increase and/or continue to be material to the Company’s performance in the future.

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

We purchase a majority of our pharmaceutical products from one vendor and a disruption in our purchasing arrangements could adversely impact our business.

We purchase a majority of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, ABDC, pursuant to a prime vendor agreement. The term of this agreement extends until December 2015, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC's supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. There can be no assurance that we would be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our Consolidated Financial Statements may be materially and adversely affected.

A disruption in supply could adversely impact our business

We also source pharmaceuticals, medical supplies and equipment from other manufacturers, distributors and wholesalers. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time.  Should a supply disruption result in the inability to obtain especially high margin drugs and compound components, our Consolidated Financial Statements could be negatively impacted.

Acts of God such as major weather disturbances could disrupt our business

We operate in a network of prescribers, providers, patients, and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example,in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in the home. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payors, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in the home.

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

Our business is dependent on the services provided by third party information technology vendors.

Our information technology infrastructure includes hosting services provided by third parties. While we believe these third parties are secure, high-performing organizations with customary certifications, they could suffer business interruption which in term could impact our operations negatively.

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

The loss of a relationship with one or more Third Party Payors or Plan Sponsors could negatively impact our business.

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

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals.  This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model forming what is being labeled an accountable care organization (ACO).  These organizations are encouraged by the new Health Reform Law.  These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the new efficiencies.

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

Many Plan Sponsors and PBMs continue to create exclusive pharmacy networks which limit a member’s access to a mail service facility or network of preferred pharmacies. To the extent our pharmacies are excluded from these networks, we are unable to dispense medications to those members and bill for prescriptions to those member’s insurance carriers. If these specialty networks continue to expand and we are locked out from dispensing infusion medications to members of exclusive networks, our Consolidated Financial Statements could be adversely affected.

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

The loss of a relationship with one or more of our discount card brokers could negatively impact our business.

We contract with over 80 marketing companies that provide pharmacy discount cards to the uninsured and underinsured.  Depending on the amount of revenue generated by any broker agreement, one or more terminations could have a material and adverse effect on our Consolidated Financial Statements.  The brokers we use are typically small, privately held marketing companies.  The two largest brokers generate a significant percentage of the discount card business.  We are unaware of any intention by a significant discount card broker to terminate or not renew an agreement with us.

Financial difficulties at our third party processor of discount card claims could negatively impact our business.

Our contract with a third party PBM to process discount card transactions allows for the timely collections of discount card claims against the third party processor's network pharmacy claims population.  While this can improve claim collection, it also concentrates our credit risk with the third party processor.  Should our third party processor experience financial difficulties or declare bankruptcy, we could suffer increased bad debt expense and reduced operating profit.

Increases in costs to fulfill discount card claims could reduce our profitability

The discount card portion of our PBM business relies on participating network pharmacies to fulfill drug prescriptions and reimburse us for the utilization of the card. Our fees are based on negotiated rates with the pharmacies. Should these fees decrease, operating profit will be reduced.

Subject to certain limitations, the former CHS stockholders and certain former option holders of CHS may sell our common stock, which could cause our stock price to decline.

The shares of our common stock that the former CHS stockholders and certain former option holders of CHS received in connection with the merger with CHS are restricted, but such former CHS stockholders and former option holders may sell the shares of our common stock under certain circumstances, including in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended. We have entered into a stockholders’ agreement with the former CHS stockholders and certain former option holders of CHS, pursuant to which we have agreed to register their shares of our common stock with the SEC in order to facilitate sales of those shares. The sale of a substantial number of our shares by such parties or our other stockholders within a short period of time could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation, and our issuance of common stock in the CHS merger increased the risk that we could experience an “ownership change” in the future that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation's ability to utilize its net operating losses, or NOLs, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. In general, an ownership change will occur if there is a cumulative change in a corporation's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year generally is increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year.

As of December 31, 2012, we had NOLs for U.S. federal income tax purposes of approximately $49.6 million. Approximately $26.6 million of these NOLs were acquired in the InfuScience, Inc. acquisition in 2012 and are subject to an annual limitation under Section 382 of the Code.

We did not experience an ownership change upon the issuance of common stock in the CHS merger in 2010. However, the issuance of common stock in the merger, together with other issuances of common stock during the applicable three-year period, could cause us to experience an ownership change under Section 382 of the Code. As a result, the issuance of our common stock in the merger increased the risk that we could experience an ownership change during the three-year period following the merger, which could further limit our ability to utilize our NOLs.

Federal actions may reduce reimbursement rates from governmental payors and adversely affect our results of operations.

In August 2011, the Budget Control Act of 2011 was enacted into law to increase the federal debt ceiling. The law included spending cuts of nearly $1 trillion over the next 10 years. The law further created a Congressional committee that was given a deadline of November 23, 2011 to develop recommendations for further reducing the federal deficit by another $1.2 trillion over 10 years. The committee was unable to agree on a plan by the November deadline, and as a result, automatic spending cuts were triggered. In January 2013, the American Taxpayer Relief Act of 2012 was enacted to address a number of events commonly known as the “fiscal cliff.” As a result of this legislation, automatic Medicare spending cuts (and resultant reductions in reimbursement) were delayed by two (2) months. Congress did not act to change or delay the automatic spending cuts by March 1, 2013, so they are now in effect. Unless Congress takes additional action, Medicare reimbursement to providers will be reduced overall by 2% beginning April 1, 2013. The automatic spending cuts do not have an impact on Medicaid reimbursement. The reductions in Medicare reimbursement could have an adverse effect on our results of operations, although the impact cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. For example, staff at CMS and Medicare administrative contractors may be reduced which could result in delays in claims processing.

We may face liabilities and expect to incur significant costs relating to our business, and the Pharmacy Services Asset Sale.

We are still subject to potential liabilities relating to historical business operations that were subject to the Pharmacy Services Asset Sale. Under the terms of the Pharmacy Services Asset Sale, we retained and are responsible for most historical liabilities of the operations subject to the Pharmacy Services Asset Sale. In addition, we are obligated to indemnify the Buyers against certain potential liabilities and for breaches of representations, warranties and covenants under the Asset Purchase Agreement. We may also be subject to claims by, and liabilities to, various stakeholders or other parties, including counterparties, regulatory authorities and employees, resulting from the conduct of the operations subject to the Pharmacy Services Asset Sale prior to the consummation of the Pharmacy Services Asset Sale.

Acquisitions, strategic investments and strategic relationships involve certain risks.

We intend to pursue opportunistic strategic acquisitions of, or investments in, businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management's attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully fully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

There can be no assurance that we will be able to identify suitable acquisition candidates or business and investment opportunities.

We intend to continue to explore strategic alternatives and identify new business acquisition opportunities. There is no assurance that we will be able to identify such new business acquisition opportunities or strategic alternatives to continue to execute our strategy.

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

Infusion expansion involves certain regulatory risks.

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

We issued $225 million of senior unsecured notes (“Senior Unsecured Notes”) and entered into a credit agreement to finance the acquisition of CHS. In late 2010, we refinanced and entered into an amended and restated credit agreement which resulted in a $150.0 million revolving facility ("Revolving Credit Facility"), which was further amended to reduce the revolving commitment from $150.0 million to $125.0 million. The terms of the Revolving Credit Facility require us to comply with certain financial covenants, including a minimum fixed charge coverage ratio, minimum liquidity levels and maximum accounts receivable turnover levels. In addition, subject to a number of important exceptions, the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility contains certain restrictions on our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	transfer or sell assets;

•	make certain investments;

•	pay dividends or distributions, redeem subordinated indebtedness, or make other restricted payments;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	issue capital stock of our subsidiaries;

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and

•	enter into transactions with affiliates.

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

As of December 31, 2012, we had no principal amount of secured indebtedness outstanding under the Revolving Credit Facility. Under the terms of our prime vendor agreement with our primary drug wholesaler, we granted our primary drug wholesaler a secured second lien in all of our inventory accounts and proceeds and products thereto and thereof. Any additional borrowings pursuant to the Revolving Credit Facility would be secured indebtedness, if incurred. Although the indenture governing the Senior Unsecured Notes contains limitations on the amount of additional indebtedness that we may incur, under certain circumstances the amount of such indebtedness could be substantial and, under certain circumstances, such indebtedness may be secured indebtedness and senior in right of payment to the Senior Unsecured Notes.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness, including additional secured indebtedness, in the future, including in connection with future acquisitions, strategic investments and strategic relationships. Although the indenture governing the Senior Unsecured Notes and the Revolving Credit Facility contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Revolving Credit Facility permits, among other things, revolving credit borrowings of up to $125.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

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

Upon the occurrence of a change of control (as defined in the indenture governing the Senior Unsecured Notes), holders of the Senior Unsecured Notes will have the right to require us to purchase the Senior Unsecured Notes at a price equal to 101% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase.

In addition, upon the occurrence of a certain asset sale, holders of the Senior Unsecured Notes may, under certain circumstances, have the right to require us to purchase a portion of the Senior Unsecured Notes at a price equal to 100% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase.

In addition, upon the occurrence of such asset sale, the net proceeds generated from the sale may be used for certain specified purposes within 360 days of receipt, including to repay indebtedness under our Revolving Credit Facility and correspondingly reduce commitments under the facility, to acquire the capital stock or substantially all of the assets of a business that will become a restricted subsidiary of the Company, to make capital expenditures, and to acquire long-term assets that are useful for the operation of the Company's business. If net proceeds exceeding $15 million remain after 360 days following receipt of the  proceeds of such an asset sale,  we will be required to offer to  purchase  the maximum principal amount of the Senior Unsecured Notes  that may be purchased with such excess proceeds,  at a price equal to 100% of the principal amount of such Senior Unsecured Notes, plus any accrued and unpaid interest to the date of purchase. Thereafter,  any  proceeds remaining from such an asset sale and not used to purchase Senior Unsecured Notes may be used for any appropriate business purpose without restriction.  Because the net proceeds received from the Pharmacy Services Asset Sale have been reinvested in accordance with the indenture governing the Senior Unsecured Notes, we will not be required to offer to purchase any Senior Unsecured Notes as a result of that sale.

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

In addition, the events that constitute a change of control or asset sale under the indenture governing the Senior Unsecured Notes may also be events of default under the Revolving Credit Facility. These events may permit the lenders under the Revolving Credit Facility to accelerate the debt outstanding there-under and, if such debt is not paid, to enforce security interests in our specified assets, thereby limiting our ability to raise cash to purchase the Senior Unsecured Notes and reducing the practical benefit of the offer-to-purchase provisions to the holders of the Senior Unsecured Notes.

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

Risks Related to the Pharmacy Services Asset Sale

A portion of the purchase price received from the Pharmacy Services Asset Sale is "at risk".

Pursuant to the terms of the asset purchase agreement, as amended, entered into in connection with the Pharmacy Services Asset Sale, Walgreen Co. may be entitled to up to approximately $6.4 million of the purchase price received by the Company in connection with the Pharmacy Services Asset Sale to the extent certain store net revenue during the trailing twelve month period ending on June 30, 2013 (the "measurement period" for any of the five Florida locations owned by the Company prior to the Pharmacy Services Asset Sale is less than specified amounts (based generally on historical net revenues of the respective store location), calculable on a store-by-store basis based on the amount of displaced store net revenue at such store. Generation of such revenue by each such store during the measurement period is not in the Company's control and, therefore, there is no guarantee that the Company will not have to return all or a portion of the "at risk" purchase price to Walgreen.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Elmsford, New York, and we maintain a corporate office in Eden Prairie, Minnesota. We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2020, in addition to a number of non-material month-to-month leases. Our properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. We also have several home health agency offices. As of December 31, 2012 our property locations were as follows:

Corporate Offices	Infusion Pharmacies and Home Nursing Locations (2) (4)

Elmsford, NY	Alabama	Minnesota
Conshohocken, PA (1)	Birmingham	Eagan
Eden Prairie, MN	California	Mississippi
	Burbank	Biloxi (two locations)
	Connecticut	Brookhaven (two locations)
	Cromwell	Columbia
	Milford	Flowood
	Vernon	Gulfport
	Florida	Hattiesburg (3)
	Miami Lakes	Laurel
	Melbourne	Lucedale
	Coral Springs	Magee
	Tampa Bay	Meridian
	Georgia	Natchez
	Brunswick	Pascagoula
	Savannah	Pearl
	Illinois	Picayune
	Elmhurst	Vicksburg
	Silvis	Waynesboro
	Kentucky	Nebraska
	Lexington	Omaha
	Louisiana	New Hampshire
	Baton Rouge	Bedford
	Covington Area	New Jersey
	Elmwood	Morris Plains
	Maine	New York
	Auburn	Lake Success
	Massachusetts	Ohio
	Southborough	Akron
	Michigan	Cincinnati
	Auburn Hills	Columbus
Sylvania

Infusion Pharmacies and Home Nursing Locations (2)

Pennsylvania	Texas
Sharpsburg	Grand Prairie
West Chester	Houston
Tennessee	Virginia
Cookeville	Chantilly
Fayetteville (two locations)	Vermont
Jackson (two locations)	Rutland
Knoxville	South Carolina
Memphis	North Charleston
Mt. Juliet
Nashville (two locations)
Oneida
Savannah
Selmer
Waynesboro

(1)	Facility was vacated on January 4, 2013.

(2)	Facility houses operations for Infusion or Home Health Services operations.

(3)	Facility houses a home care nursing branch, Hospice parent location, and a support office in the same location.

(4)	Subsequent to December 31, 2012, we acquired 14 new infusion pharmacy locations through the acquisition of HomeChoice Partners, Inc.

Item 3.	Legal Proceedings

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

As was previously disclosed, following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has entered into a final settlement resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims.

PBM Services Payment Delay

The Company has a large PBM Services customer that had become approximately two months behind payment terms as of September 30, 2012 for a total amount owed to the Company of $7.8 million (of which $0.3 was due to the Company for PBM services rendered) ("the $7.8M Obligation"). The customer remitted full payment to the Company and fully satisfied the $7.8M Obligation in December, 2012. This customer has also provided the Company with a release of any and all claims it may have against the Company that relate to PBM services rendered, including those relating to the $7.8M Obligation.

Item 4.	Mine Safety Disclosures
Item not applicable.

Executive Officers of BioScrip

Name	Title	Age
Richard M. Smith	President and Chief Executive Officer	53
Hai Tran	Chief Financial Officer and Treasurer	43
Patricia Bogusz	VP Finance and Principal Accounting Officer	53
Daniel Colucci	VP PBM Services	47
Barbara Cormier	Chief Compliance Officer and Privacy Officer	69
David Evans	Senior Vice President, Strategic Operations	48
Vito Ponzio, Jr.	Senior Vice President, Human Resources	58
Brian Stiver	Senior Vice President, National Infusion Sales	50

Each officer is appointed by and serves at the pleasure of the Board of Directors subject to the terms of their respective employment and/or severance agreements with the Company.  There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors nor any arrangement or understanding pursuant to which any person was selected as an officer. The service period of each officer in the positions listed and other business experience for the past five years is listed below.

Richard M. Smith
President and Chief Executive Officer since January, 2011.   President and Chief Operating Officer since January, 2009. Prior to joining the Company, Mr. Smith was Chief Executive Officer and a director of Byram Healthcare Centers, Inc.

Hai Tran
Chief Financial Officer since May, 2012. Prior to joining the Company, Mr. Tran was the Chief Financial Officer and VP International of Harris Healthcare Solutions, a subsidiary of Harris Corporation, a diversified technology company. From 2008 to 2011, Mr. Tran served as Chief Financial Officer of Catalyst Health Solutions, Inc. (Nasdaq: CHSI). Mr. Tran served as Vice President and Treasurer of Hanger Orthopedic Group (NYSE: HGR), from 2006 to May 2008.

Patricia Bogusz	Vice President Finance and Principal Accounting Officer since April, 2011. Vice President and Controller from July, 2007 to April, 2011.
Daniel Colucci        Vice President of PBM Services for BioScrip since April of 2005.
Barbara Cormier        Chief Compliance Officer since 2003 and Privacy Officer since 2012.

David Evans	Senior Vice President, Strategic Operations since February, 2009. Prior to joining BioScrip, Mr. Evans was Chief Financial Officer and Secretary of Byram Healthcare Centers, Inc.,

Vito Ponzio, Jr.
Senior Vice President, Human Resources since December, 2010.  Mr. Ponzio joined BioScrip as VP, Community Store Division. Prior to joining the Company in January, 2010, Mr. Ponzio was the Senior Vice President, Administration for Coram Specialty Infusion Services (“Coram”), a division of Apria Healthcare.

Brian Stiver	Senior Vice President of Sales since July 2012. Prior to joining BioScrip, Mr. Stiver was Vice President, Specialty Pharmacy, at Walgreen Co.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the Nasdaq Global Market under the symbol “BIOS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. Such prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2012	First Quarter	$7.40	$5.20
	Second Quarter	$7.88	$6.43
	Third Quarter	$9.23	$6.14
	Fourth Quarter	$11.06	$8.81

2011	First Quarter	$5.52	$4.06
	Second Quarter	$7.85	$4.19
	Third Quarter	$7.53	$5.00
	Fourth Quarter	$7.05	$5.05

As of March 5, 2013, there were 208 stockholders of record of our Common Stock in addition to approximately 7,800 stockholders whose shares were held in nominee name. On March 5, 2013 the closing sale price of our Common Stock on the Nasdaq Global Market was $10.09.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph set forth below compares, for the five-year period commencing December 31, 2007 and ending December 31, 2012, the total cumulative return to holders of our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Services Index.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include CHS, beginning March, 2010, DS Pharmacy, beginning July, 2010 and InfuScience beginning August, 2012. Divestitures during this period include the Pharmacy Services Asset Sale. All historical amounts have been restated to reclassify amounts directly associated with the divested operations as discontinued operations. These do not necessarily reflect what the actual results would have been if the business had not actually included the divested operations at the beginning of the period.

	December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	(in thousands)
Working capital	$127,158	$71,695	$50,137	$91,078	$58,844
Total assets	$642,376	$677,102	$663,986	$287,220	$246,957
Long-term debt	$226,379	$293,459	$306,469	$30,389	$50,411
Stockholders' equity	$293,409	$215,279	$200,101	$155,793	$95,537
Total assets from discontinued operations	$—	$59,004	$73,022	$57,648	$47,639

		Year Ended December 31,
Statement of Operations Data		2012	2011	2010	2009	2008
		(in thousands, except per share amounts)
Revenue		$662,637	$554,506	$430,707	$204,646	$177,967
Gross profit		$224,960	$215,415	$160,536	$48,270	$38,272
Acquisition and integration expenses (1)		$4,046	$—	$5,924	$1,774	$—
Restructuring and other expenses (2)		$5,143	$7,909	$3,985	$—	$—
Net (loss) income from continuing operations		$(8,340)	$(424)	$(67,675)	$35,076	$(46,110)
Net income (loss) from discontinued operations		$73,047	$8,296	$(1,467)	$19,023	$(27,922)
Net income (loss) (3) (4) (5)		$64,707	$7,872	$(69,142)	$54,099	$(74,032)
Net (loss) income from continuing operations per basic share		$(0.15)	$(0.01)	$(1.34)	$0.90	$(1.20)
Net income (loss) from discontinued operations per basic share		$1.30	$0.15	$(0.03)	$0.49	$(0.73)
Net income (loss) per basic share		$1.15	$0.14	$(1.37)	$1.39	$(1.93)
Net (loss) income from continuing operations per diluted share		$(0.15)	$(0.01)	$(1.34)	$0.88	$(1.2)
Net income (loss) from discontinued operations per diluted share		$1.30	$0.15	$(0.03)	$0.48	$(0.73)
Net income (loss) per diluted share (6)		$1.15	$0.14	$(1.37)	$1.36	$(1.93)
Weighted average shares outstanding used
in computing:	in computing:
basic income (loss) per share		56,239	54,505	50,374	38,985	38,417
diluted income (loss) per share		56,239	54,505	50,374	39,737	38,417

(1)
Expenses in 2012 related to the acquisitions of InfuScience and HomeChoice Partners and the integration of InfuScience as well as costs associated with the divestiture resulting from the Pharmacy Services Asset Sale. Expenses in 2010 related to the acquisitions and integrations of CHS and DS Pharmacy.  Expenses in 2009 related to the acquisition of CHS.

(2)	These costs were related to our strategic assessment and related restructuring plan.

(3)
Net income (loss) in 2010 included a $48.7 million income tax expense charge, primarily related to the recognition of a valuation allowance on deferred tax assets.  Net income (loss) in 2010 also includes a $9.6 million loss on extinguishment of debt associated with the refinancing of our senior secured facility in December 2010.

(4)	Net income (loss) in 2009 includes a $52.5 million tax benefit, primarily relating to the reversal of the valuation allowance on deferred tax assets.

(5)
Net income (loss) in 2008 included a $90.0 million charge related to the impairment of goodwill, of which $60.8 million is associated with discontinued operations. It also includes a $3.9 million charge related to the write-off of intangible assets, including customer lists and non-compete agreements, all of which are associated with discontinued operations.

(6)
The net income (loss) per diluted share excludes the effect of all common stock equivalents for all years except 2009, as their inclusion would be anti-dilutive to (loss) income per share from continuing operations.

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

•
our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  This report contains information regarding important factors that could cause such differences. These factors include, among other things:

•
risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home health providers, pharmacy benefit management and home infusion providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties in the implementation and conversion of our new pharmacy systems;

•	difficulties integrating businesses we acquire;

•	increases or other changes in the Company’s acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations,

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home healthcare services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of December 31, 2012, we had a total of 81 locations in 24 states encompassing 32 home nursing locations and 49 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, a patient's physician. Our pharmacy and home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as cancer, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Our business is currently reported under three segments: Infusion Services, Home Health Services and pharmacy benefit management ("PBM") Services. These three segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

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

The Home Health Services segment provides services which include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

Since the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in March, 2010, we have implemented certain managed care contracts across both the Infusion Services and Home Health Services segments. The contracted rates have reduced reimbursement levels compared to the out-of-network reimbursement levels received prior to June, 2010, when we began the process of moving certain out-of-network payors under national contracts. On a year-over-year basis, the contracts have reduced net revenue per patient in certain therapies and drug classes and, correspondingly, our gross profit margin and Segment Adjusted

EBITDA, as defined below. However, the contract relationship allows greater access to more insured lives. We have seen sequential and year-over-year volume trends increase from these contracted relationships.

The PBM Services segment consists of integrated PBM services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of the Company's participating network pharmacies receive prescription medications at a discounted price compared to the retail price. In addition, in the Company's capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs where the Company reimburses its network pharmacies and third party payors in turn reimburse the Company based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

In the fourth quarter of 2010, we commenced a strategic assessment of our business and operations. This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. It also examined our market strengths and opportunities and compared our position to that of our competitors. As a result of the assessment, we focused our growth on investments in the Infusion Services and Home Health Services segments and elected to pursue offers for a large portion of our Pharmacy Services segment. Thus, on February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”) and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail and community retail pharmacy store operations.

Pursuant to the terms of the Asset Purchase Agreement, we received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and a subsequent additional purchase price payment of $15.0 million based on events related to the Buyer's retention of certain business after closing. Similarly, the Company may be required to refund up to approximately $6.4 million of the cash received to the Buyers. Any gain associated with this contingency will be recorded once the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by us. Approximately $50.8 million of these net assets were converted to cash subsequent to the sale.
We are continuing to execute our strategic plan and are investing in opportunities to maximize stockholder value going forward. We deployed the proceeds of the Pharmacy Services Asset Sale seeking business acquisition opportunities described below. We also paid off the line of credit balance following the sale and negotiated improved terms for its ongoing use.
On July 31, 2012, we acquired InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase to $41.4 million based on the results of operations during the 24 month period following the closing. InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. The acquisition has added five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah,Georgia.
Subsequent to December 31, 2012, we acquired of all of the issued and outstanding equity of HomeChoice Partners, Inc., a Delaware corporation (“HomeChoice”) pursuant to that Stock Purchase Agreement dated December 12, 2012 (the “Purchase Agreement”) by and among the Company, HomeChoice, DaVita HealthCare Partners Inc., a Delaware corporation and majority stockholder of HomeChoice, and the other stockholders of HomeChoice. The purchase price was $70 million, subject to adjustment based in part on the net working capital of HomeChoice at closing (the “Purchase Price”). The Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the Acquisition with a combination of cash on hand and its revolving credit facility.

HomeChoice is a provider of alternate-site infusion pharmacy services. Headquartered in Norfolk, VA, HomeChoice services approximately 15,000 patients annually and has fourteen infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama. The transaction became effective on February 1, 2013.

Other strategic options that we may consider in addition to further potential acquisitions include redeeming all or a portion of the unsecured notes and reinvesting certain proceeds in the Infusion Services and Home Health Services operating segments, subject to the terms of our revolving credit facility and the indenture governing our the senior unsecured notes.
The Pharmacy Services Asset Sale discussed above caused us to perform a further strategic assessment of our business and operations in order to align our corporate structure with our remaining business operations. As a result of the reassessment and subsequent realignment, we have focused on expanding revenue opportunities and lowering corporate overhead as well as redeploying our resources strategically. These actions have resulted in write-downs of certain long−lived assets, employee severance, retention bonus payments and accelerated recognition of expense associated with certain of our contractual obligations. The impact of these efforts included a reduction in salaries, benefits, rent and other facility costs. The redeployment of resources following the Asset Sale has better positioned us for growth in our strategic areas of operation; however, the impact of these actions on our future Consolidated Financial Statements cannot be estimated.
Regulatory Matters Update

Approximately 33% of revenue for the year ended December 31, 2012 was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4% of our consolidated revenue for the year ended December 31, 2012 and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We incurred a 4.25% reimbursement cut in 2011 from TennCare, the state of Tennessee Medicaid program, for certain home health services, and incurred a second 4.25% TennCare rate cut in the Home Health Services segment effective January 1, 2012. In May 2012, the second rate cut was adjusted to 2.50%, which was retroactively effective beginning on January 1, 2012. These reimbursement rate cuts decreased revenue by approximately $3.0 million.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

Medicare

Federal efforts to reduce Medicare spending are expected to continue in 2013. Congress first passed the Patient Protection and Affordable Care Act ("PPACA"), and the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a Super Committee that was tasked with proposing legislation by November 23, 2011. Because the Super Committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months.  Unless Congress takes additional action, Medicare reimbursement to providers will be reduced overall by 2% beginning April 1, 2013. The reductions in Medicare reimbursement could have an adverse effect on our results of operations, although the impact cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. For example, staff at CMS and Medicare administrative contractors may be reduced, which could result in delays in claims processing.

Thus far, we have been impacted by CMS rule revisions which reduced reimbursement rates applicable to the home health division of our business. In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  The 2012 final rule reduced our Home Health segment revenue and gross profit by $1.9 million on an annual basis compared to 2011. In November 2012, CMS issued a final rule for home health agency reimbursement for 2013 that would result in a 0.01% decrease in reimbursement. We estimate that this rule will have a limited impact on revenue.

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

Revenue Recognition

We generate revenue principally through the sale of prescription drugs and nursing services.  Prescription drugs are dispensed through a pharmacy owned by us.  Fee-for-service agreements include: (i) pharmacy agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  We provide a variety of therapies to patients.  For infusion-related therapies, we frequently provide multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, we concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  If the drug is shipped, the drug revenue is recognized at the time of shipment, and nursing revenue is recognized on the date of service. The Company allocates revenue consideration based on the relative fair value as determined by the Company's best estimate of selling price to separate the revenue where there are multiple deliverables under one revenue arrangement.

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

Revenue generated under discount card agreements is recognized when the discount card is used to purchase a prescription drug. The revenue is based on contractual rates per transaction. Broker fees associated with the marketing of the discount cards are incurred and recognized at the time the card is used and classified as selling, general and administrative expense in the Consolidated Statements of Operations.

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

The following table sets forth the aging of our December 31, 2012 and December 31, 2011 net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2012
	0 - 180 days	Over 180 days	Total
Government	$41,124	$2,744	$43,868
Commercial (3)	75,389	26,137	101,526
Patient	1,784	4,137	5,921
	$118,297	$33,018	151,315
Allowance for doubtful accounts			(22,212)
Total			$129,103
As of December 31, 2011
	0 - 180 days	Over 180 days	Total
Government (1)	$36,498	$5,477	$41,975
Commercial (1)(2)	175,730	21,504	197,234
Patient	6,348	2,583	8,931
	$218,576	$29,564	248,140
Allowance for doubtful accounts			(22,728)
Total			$225,412

(1)
Government includes $2.5 million and commercial includes $0.9 million of accounts receivable and allowance for doubtful accounts related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract as of December 31, 2011.

(2)
In prior years, commercial included one pharmacy network agreement under which various Plan Sponsors were served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 21% of the Company's total accounts receivable balance as of December 31, 2011. This contract was transferred to Walgreen Co. as part of the Pharmacy Services Asset Sale. At December 31, 2012 there was no remaining balance associated with this Pharmacy Services contract.

(3)
Commercial balances declined $95.7 million during the year ended December 31, 2012 due to the collection of outstanding Pharmacy related balances retained following the sale of the related operations. The commercial balance greater than 180 days old increased by $4.6 million primarily because of the remaining Pharmacy related balances that have not yet been collected.  At December 31, 2012 the remaining Pharmacy Services gross accounts receivable balance was $12.8 million and the related allowance for doubtful accounts was $8.0 million.

Allowance for Contractual Discounts

We are reimbursed by Plan Sponsors for products and services we provide. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  We monitor revenue and receivables from Plan Sponsors on an account-specific basis and record an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a portion of our revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited. For the remaining portion of our revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  We do not believe these changes in estimates are material.

Amounts due to Plan Sponsors

Payables to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors.

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

As of December 31, 2012, the Company has a full valuation allowance of $39.7 million recorded against its deferred tax assets. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. As of December 31, 2012, the Company has deferred tax liabilities of $11.3 million relating to indefinite-lived goodwill and intangibles. These deferred tax liabilities cannot be used as a future source of taxable income because of the indefinite nature of the assets and therefore cannot be used to offset the deferred tax assets that require a valuation allowance. The deferred tax liability for these indefinite-lived goodwill and intangibles will continue to increase as the Company continues to amortize the tax deductible amounts of these assets. The tax amortization related to these assets will increase the deferred tax liability as well as create tax expense in future years until the full valuation allowance is reversed or the asset is fully amortized for tax purposes.

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

As of December 31, 2012, our reporting units include goodwill of $304.3 million in the Infusion reporting unit; goodwill of $33.8 million and indefinite lived assets of $15.4 million in the Home Health Services reporting unit; and goodwill of $12.7 million in the PBM Services reporting unit. The goodwill of the Infusion and Home Health reporting units was primarily recorded as a result of the acquisition of CHS in March 2010.  In performing an annual evaluation of goodwill, a reporting unit fair value is determined based on discounted future cash flows and a market-based comparison to industry peers.  Significant estimates used in a fair value determination include future forecasted earnings and the working capital requirements of the business to generate estimated cash flows.  Our estimates could be materially impacted by factors such as competitive forces, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results potentially resulting in impairment of the goodwill.  None of the reporting units are more susceptible to general economic conditions than others, however our Home Health reporting unit is more susceptible to government reimbursement changes.  If future cash flows do not achieve estimated levels due to further rate cuts in Medicaid or Medicare or other changes impacting operating performance, goodwill of the Home Health Services reporting unit could be impaired.   Also, the cash flow model used to determine fair value is sensitive to the discount rate used.  We performed a sensitivity analysis on the discount rate and determined that the discount rate used could increase by a factor of 50.0% and the goodwill of our Infusion and PBM Services reporting segments would not be impaired.  However, the goodwill of the Home Health Services reporting unit would be impaired if there is a need to use a higher discount rate in the analysis.  Carrying values are determined based on the specific assets and liabilities of each reporting unit and allocations of corporate assets, liabilities and expenses.

As of December 31, 2012, indefinite lived intangible assets included $9.6 million in certificates of need and $5.8 million of trademarks acquired in the CHS transaction. These intangible assets are evaluated for impairment using techniques similar to the goodwill valuation described above, based largely upon discounted cash flows.  If future cash flows do not achieve estimated levels, intangible assets could become impaired in future periods. Like goodwill, the cash flow model used to determine fair value is sensitive to the discount rate used.  We performed a sensitivity analysis on the discount rate and determined that the discount rate used could increase by a factor of 50.0% and the indefinite lived  intangible assets would not be impaired.

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

Off-Balance Sheet Arrangements

Investment in Equity of Unconsolidated Affiliate

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure, including decision making ability, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a variable interest entity as its primary beneficiary.

The Company has an affiliate equity investment in a variable interest entity that has developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. The Company has determined that it is not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is held by another stakeholder, and therefore does not consolidate the entity. The Company recorded its initial net investment in the variable interest entity of $6.9 million and subsequent working capital contributions in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting. The maximum exposure to loss as a result of its involvement with the variable interest entity is $19.0 million, which represents the current book value and additional commitments made to fund future potential working capital needs.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation due primarily to the new segment structure. Such reclassifications had no material effect on our previously reported Consolidated Financial Statements.

Results of Operations

The following discussion is based on the Consolidated Financial Statements of the Company. It compares our annual results of operations with the prior year results of operations.

Year ended December 31, 2012 vs. December 31, 2011

	Year Ended December 31, (in thousands)
	2012		2011		Change
Revenue	$662,637		$554,506		$108,131
Gross profit	$224,960	33.9%	$215,415	38.8%	$9,545
Income from operations	$13,288	2.0%	$25,553	4.6%	$(12,265)
Interest expense, net	$26,067	3.9%	$25,542	4.6%	$525
(Loss) income before income taxes	$(12,779)	(1.9)%	$11	—%	$(12,790)
Net loss from continuing operations	$(8,340)	(1.3)%	$(424)	(0.1)%	$(7,916)
Net income from discontinued operations	$73,047	11.0%	$8,296	1.5%	$64,751

Revenue. Revenue for the year ended December 31, 2012 was $662.6 million compared to revenue of $554.5 million for the year ended December 31, 2011.

Infusion Services segment revenue for the year ended December 31, 2012 was $481.6 million, compared to revenue of $374.3 million for the same period in 2011, an increase of $107.3 million, or 28.6%. Product revenue increased $105.9 million, or 29.0%. Infusion service revenue increased $1.3 million, or 15.1%.

Home Health Services segment revenue for the year ended December 31, 2012 was $69.2 million compared to revenue of $69.6 million for the same period in 2011, a decrease of $0.4 million, or 0.6%. This reduction is primarily due to the decline in Medicare reimbursement rates.

PBM Services segment revenue for the year ended December 31, 2012 was $111.9 million compared to revenue of $110.6 million for the same period in 2011, an increase of $1.3 million, or 1.2%. This increase is due primarily to an increase in discount card programs sales.

Cost of Revenue and Gross Profit. Cost of revenue for the year ended December 31, 2012 was $437.7 million compared to $339.1 million for the same period in 2011. Gross profit for the year ended December 31, 2012 was $225.0 million compared to $215.4 million for the same period in 2011, an increase of $9.6 million, or 4.5%. Gross profit as a percentage of revenue decreased to 33.9% in the year ended December 31, 2012 from 38.8% in the year ended December 31, 2011. The net increase in gross profit was due to organic growth and gross profit contributed by InfuScience partially offset by a decrease in average gross profit percentage. The decline in gross profit as a percentage of revenue is due to a higher mix of lower margin chronic product sales which resulted from our infusion relationship with certain payers and the shift of administration of these products to the home or alternate site from hospital outpatient clinics and physician offices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2012 were $184.5 million, or 27.8% of total revenue, compared to $167.1 million, or 30.1% of total revenue, for the same period in 2011. The increase in SG&A was primarily due additional employee and facility related costs necessary to support the significant growth in infusion revenues, combined with the addition of InfuScience's operations.

Bad Debt Expense. For the year ended December 31, 2012, bad debt expense was $14.0 million, or 2.1% of revenue, compared to $11.4 million, or 2.1% of revenue, for the same period in 2011.

Acquisition and Integration Expenses. During the year ended December 31, 2012 we incurred acquisition and integration expenses of $4.0 million associated with the acquisitions of InfuScience and HomeChoice Partners. We did not incur acquisition and integration related expenses during the year ended December 31, 2011.

Restructuring and Other Expenses. We incurred restructuring and other expenses of approximately $5.1 million and $7.9 million during the years ended December 31, 2012 and December 31, 2011. During the year ended December 31, 2012 these expenses included approximately $3.0 million of transitional expenses (e.g., training, redundant salaries and wages, and retention bonuses for certain critical personnel), $1.1 million of employee severance and other benefit-related costs, $0.5 million of third-party consulting costs, and $0.5 million of other costs. Restructuring and other expenses during the year ended December 31, 2011 consisted of approximately $2.9 million of third-party consulting costs, $1.9 million of employee severance and other benefit-related costs related to workforce reductions, $1.6 million of facility-related costs and $1.5 million of transitional expenses. Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. During the year ended December 31, 2012 they also include $0.8 million for certain state sales tax liabilities related to an acquired company for which prior period tax amounts were identified and recorded in 2012.

The Company anticipates that additional restructuring will occur and thus we may incur significant additional charges such as the write down of certain long-lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, which impact the Company's future Consolidated Financial Statements.

Amortization of Intangibles. During the year ended December 31, 2012, we recorded amortization of intangible assets of $4.0 million compared to $3.4 million for the prior year. The increase in amortization is in large part related to the intangible assets recorded as a result of the acquisition of InfuScience.

Interest Expense, Net. Net interest expense was $26.1 million for the year ended December 31, 2012, compared to $25.5 million for the same period in 2011. Interest expense for the year ended December 31, 2012 included $24.2 million of interest expense related to our $225.0 million of Senior Unsecured Notes and $2.8 million related to the Senior Secured Revolving Credit Facility. Interest expense for the year ended December 31, 2011 included $24.1 million of interest expense, related to our $225.0 million of Senior Unsecured Notes and $4.4 million related to the $150.0 million Senior Secured Revolving Credit Facility.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2012 was a benefit of $(4.4) million on pre-tax net loss of $12.8 million.  The income tax benefit in 2012 includes the tax benefit from the pre-tax loss from continuing operations since we had pre-tax income from discontinued operations. The benefit from the pre-tax loss from continuing operations is used before the deferred tax assets from prior years are used to reduce the taxable gain generated from discontinued operations. Our income tax expense was $0.4 million for the year ended December 31, 2011 on a pre-tax net income of $11,000. The income tax expense in 2011 includes tax expense for the tax amortization associated with the indefinite-lived assets and state taxes offset by changes in tax contingencies during the year. The change in the effective tax rate is primarily due to the tax benefit from the pre-tax loss in 2012.

Net Loss and Loss Per Share from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2012 was $8.3 million, or $0.15 per basic and diluted share. Net loss was $0.4 million, or $0.01 per basic and diluted share, for the same period in the preceding year. The reduction in net income from continuing operations resulted from a lower gross profit percentage on revenues due to product mix, and from incremental operating expenses needed to support the growth in revenue volume.

Net Income and Income Per Share from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2012 was $73.0 million, or $1.30 per basic and diluted share. This reflects a gain of $115.0 million before taxes from the Pharmacy Services Asset Sale offset by one-time charges of approximately $13.4 million as a result of the transaction, a net loss from the operations of the traditional and specialty pharmacy mail operations and community retail pharmacy stores for the period ended May 4, 2012 of ($1.5) million, and additional costs of $18.7 million, including incremental bad debt expense of $9.6 million, associated with the subsequent resolution of retained receivables and working capital liabilities relating to the operations subject to the sale. Net income from discontinued operations for the year ended December 31, 2011 was $8.3 million reflecting the net income related to the operations of the traditional and specialty pharmacy mail operations and community retail pharmacy stores, net of corporate SG&A expenses directly associated with the operations. Income tax expense of $6.1 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively have also been allocated to discontinued operations. Similarly, $0.8 million and $2.8 million of interest expense have been allocated to discontinued operations for the years ended December 31, 2012 and 2011, respectively.

Also impacting net income per share from discontinued operations, the Company has entered into a final settlement resolving a previously disclosed lawsuit. Following responses to government subpoenas and discussions with the government, in May 2011 the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. The Company entered into a final settlement under which it paid the states $0.6 million and the federal government $4.4 million, resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to this settlement. During the year ended December 31, 2012, the Company recorded additional legal settlement expense of $0.8 million to account for the final settlement amount. The legal settlement expenses were included in income (loss) from discontinued operations, net of income taxes in the accompanying Unaudited Consolidated Statements of Operations. As of December 31, 2012 there was no remaining liability and as of December 31, 2011, there was a liability of $4.8 million, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

Year ended December 31, 2011 vs. December 31, 2010

	Year Ended December 31, (in thousands)
	2011		2010		Change
Revenue	$554,506		$430,707		$123,799
Gross profit	$215,415	38.8%	$160,536	37.3%	$54,879
Income from operations	$25,553	4.6%	$7,539	1.8%	$18,014
Interest expense, net	$25,542	4.6%	$23,560	5.5%	$1,982
Income before income taxes	$11	—%	$(18,975)	(4.4)%	$18,986
Net (loss) income from continuing operations	$(424)	(0.1)%	$(67,675)	(15.7)%	$67,251
Net income from discontinued operations	$8,296	1.5%	$(1,467)	(0.3)%	$9,763

Revenue. Revenue for the year ended December 31, 2011 was $554.5 million compared to revenue of $430.7 million for the year ended December 31, 2010.

Infusion Services segment revenue for the year ended December 31, 2011 was $374.3 million, compared to revenue of $315.7 million for the same period in 2010, an increase of $58.8 million, or 18.6%. Product revenue increased $58.8 million, or 19.2%, as a result of incremental first quarter revenue contributed by the legacy Critical Homecare Solutions, Inc. (“CHS”) business, which was acquired March 25, 2010. Service revenue decreased $0.3 million, or 2.9%, due to reduced Medicare and TennCare reimbursement rates.

Home Health Service segment revenues increased $13.4 million or 23.8% due to a full year of CHS revenue in the year ended December 31, 2011. This compares with only nine months of revenue included in the year ended December 31, 2010.

PBM Services revenue for the year ended December 31, 2011 was $110.6 million compared to revenue of $58.7 million for the same period in 2010, an increase of $51.9 million, or 88.4%. This was primarily due to revenue on new contracts and the expansion of the number of patients served on existing contracts during the period. Revenue also increased in the discount card operations.

Cost of Revenue and Gross Profit.  Cost of revenue for the year ended December 31, 2011 was $339.1 million compared to $270.2 million for the same period in 2010.  Gross profit for the year ended December 31, 2011 was $215.4 million compared to $160.5 million for the same period in 2010, an increase of $54.9 million, or 34.2%. Gross profit as a percentage of revenue increased to 38.8% in the year ended December 31, 2011 from 37.3% in the year ended December 31, 2010.  The increase in gross profit percentage from 2010 to 2011 was primarily the result of the acquisition of CHS and purchasing synergies generated post-acquisition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2011 were $167.1 million, or 30.1% of total revenue, compared to $133.4 million, or 31.0% of total revenue, for the same period in 2010. The increase in SG&A was primarily due to $11.6 million of additional expense related to our expanded operations after acquiring CHS, and an increase of $20.7 million in brokers' fees related to growth in our discount card programs.

Bad Debt Expense. For the year ended December 31, 2011, bad debt expense was $11.4 million, or 2.1% of revenue, compared to $7.2 million, or 1.7% of revenue, for the same period in 2010. This $4.2 million increase in bad debt expense is largely due to the increase in revenue.

Acquisition and Integration Expenses.  During the year ended December 31, 2010, we recorded $5.9 million of costs related to the acquisition of CHS.  These costs were primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS.  We did not incur acquisition and integration expenses during the year ended December 31, 2011.

Restructuring and Other Expenses.  As a result of the strategic assessment and related restructuring plans, we incurred restructuring expenses of approximately $7.9 million in the year ended December 31, 2011 and $4.0 million during the year ended December 31, 2010.  Restructuring expenses in fiscal 2011 primarily consisted of approximately $2.9 million in third-party consulting costs, $1.9 million of employee severance and benefit-related costs, $1.6 million in facility-related costs and $1.5 million of other transitional costs. Restructuring expenses in fiscal 2010 primarily consisted of approximately $2.3 million related to employee severance and other benefit-related costs, $1.2 million of third-party consulting costs, and $0.5 million of other transitional costs.

Amortization of Intangibles.  During the year ended December 31, 2011, we recorded amortization of intangible assets of $3.4 million as compared to $2.5 million in the year ended December 31, 2010.  The amortization was on intangible assets recorded as a result of the 2010 CHS acquisition.

Interest Expense, Net. Net interest expense was $25.5 million for the year ended December 31, 2011, as compared to $23.6 million for the same period in 2010.  The increase in interest expense was due the inclusion of a full year of interest expense related to the new debt structure implemented in March 2010.

Income Tax Expense. Income tax expense of $0.4 million was recorded for the year ended December 31, 2011 on a pre-tax net gain of $11,000.  This compares with an income tax expense of $48.7 million in 2010 on a pre-tax loss of $19.0 million. The income tax expense in 2011 includes the tax amortization associated with the indefinite-lived assets and state taxes, which were offset by changes in tax contingencies during the year. The income tax expense in 2010 includes the establishment of a valuation allowance recorded on deferred tax assets of $54.0 million.

Net Loss and Loss Per Share from Continuing Operations. Net loss from continuing operations for the year ended December 31, 2011 was $0.4 million or $0.01 per basic and diluted share as compared with a net loss for the year ended December 31, 2010 totaling $67.7 million, or $1.34 per basic or diluted share. The next loss from continuing operations in the year ended December 31, 2010 was primarily a result of the establishment of a $54.0 million valuation reserve for deferred tax assets.

Net Income (Loss) and Income (Loss) Per Share from Discontinued Operations. Net income (loss) from discontinued operations for the years ended December 31, 2011 and 2010 was $8.3 million and ($1.5) million, respectively reflecting the net income related to the operations of the traditional and specialty pharmacy mail operations and community retail pharmacy stores, net of corporate SG&A expenses directly associated with the operations. During the year ended December 31, 2010, we recorded $3.9 million of legal settlement costs.  These costs were the result of an independent arbitration award against the Company in a lawsuit brought by JPD, Inc. and James P. DiCello, the sellers of Northland Medical Pharmacy (“Northland”), which was purchased in late 2005 by Chronimed Holdings, Inc. (“Chronimed”), a wholly-owned subsidiary of the Company.

Non-GAAP measures.  The following table reconciles GAAP net loss from continuing operations to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. EBITDA is net (loss) income from continuing operations adjusted for net interest expense, loss on extinguishment of debt, income tax expense, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA excludes acquisition and integration expense, restructuring and other expense, and the write-off of receivables related to the CAP contract.

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$36,764	$35,128	$37,853
Home Health Services	5,401	5,954	4,839
PBM Services	25,659	30,122	18,549
Total Segment Adjusted EBITDA	67,824	71,204	61,241
Corporate overhead	(26,755)	(23,308)	(29,830)
Consolidated Adjusted EBITDA	41,069	47,896	31,411
Interest expense, net	(26,067)	(25,542)	(23,560)
Loss on extinguishment of debt	—	—	(2,954)
Income tax benefit (expense)	4,439	(435)	(48,700)
Depreciation	(8,513)	(6,591)	(5,379)
Amortization of intangibles	(3,957)	(3,376)	(2,522)
Stock-based compensation expense	(6,122)	(4,467)	(3,320)
Acquisition and integration expenses	(4,046)	—	(5,924)
Restructuring and other expenses	(5,143)	(7,909)	(3,985)
Bad debt expense related to contract termination	—	—	(2,742)
Net loss from continuing operations, net of taxes	$(8,340)	$(424)	$(67,675)

Infusion Services segment Adjusted EBITDA increased during the year ended December 31, 2012 as a result of our organic growth and from the acquisition of InfuScience , partially offset by increased costs to service the growth in lower margin chronic therapies and the added costs of converting our Lake Success, NY and Columbus, OH specialty pharmacy locations to infusion pharmacies but which are not yet operating at ultimate efficiency. The Company also incurred increased costs during 2012 related to various retained corporate support services that had been previously allocated to support the businesses that were sold.

Home Health Services segment Adjusted EBITDA declined due to a decrease in home health reimbursement rates from certain government payors.

PBM Services segment Adjusted EBITDA declined due to a reduction in revenues resulting in part from a rate reduction on the discount card business.

Non-GAAP adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of restructuring and other expenses, certain acquisition-related charges such as transaction costs and acquisition integration expenses, amortization of intangibles, and stock-based compensation expense. The company considers these costs to be outside the operational performance of the business. The tables below provide a reconciliation of the company's net loss from continuing operations, net of income taxes, and basic and diluted loss per common share from continuing operations as reported under GAAP to its Adjusted EPS presentation, which is a non-GAAP measure. The Company's calculation of Non-GAAP Adjusted EPS, as presented, may differ from similarly titled measures reported by other companies.

	Years Ended December 31,
	2012 [1,4]	2011 [2,5]	2010 [3,6]

Net loss from continuing operations, net of income taxes	(8,340)	(424)	(67,675)
Non-GAAP adjustments:
Restructuring and other expenses	3,099	4,798	2,461
Acquisition and integration expenses	2,438	—	3,658
Amortization of intangibles	2,384	2,048	1,557
Stock-based compensation expense	3,689	2,710	2,050
Non-GAAP net income (loss) from continuing operations	3,270	9,132	(57,949)

Loss per share from continuing operations, basic and diluted	(0.15)	(0.01)	(1.34)
Non-GAAP adjustments:
Restructuring and other expenses	0.06	0.09	0.05
Acquisition and integration expenses	0.04	—	0.07
Amortization of intangibles	0.04	0.04	0.03
Stock-based compensation expense	0.07	0.05	0.04
Non-GAAP earnings (loss) per share from continuing operations, basic and diluted	0.06	0.17	(1.15)

Weighted average shares outstanding, basic	56,239	54,505	50,374
Weighted average shares outstanding, diluted	57,001	55,150	50,374

1 For the year ended December 31, 2012, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $2,044, $1,608, 1,573 and $2,433, respectively.

2 For the year ended December 31, 2011, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses, amortization of intangibles, and stock-based compensation expense was $3,111, $1,328, and $1,757, respectively.

3 For the year ended December 31, 2010 non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $1,524, $2,266, $965 and $1,270, respectively.

4 For the year ended December 31, 2012, Non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense per common and diluted share netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $(0.04), $(0.03), $(0.03), and $(0.04) per share, respectively.

5 For the year ended December 31, 2011, Non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense per basic and diluted share netted against restructuring and other expenses, amortization of intangibles, and stock-based compensation expense were $(0.06), $(0.02), and $(0.03) per share, respectively.

6 For the year ended December 31, 2010, Non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense per common and diluted share netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $(0.03), $(0.04), $(0.02), and $(0.03) per share, respectively.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash provided by operating activities of continuing operations totaled $49.9 million during the year ended December 31, 2012 compared to $3.1 million during the year ended December 31, 2011. This inflow of cash from operating activities related to continuing operations for the year ended December 31, 2012 was due to $101.3 million of collections on receivables offset by $48.2 million in payments on accounts payable, largely due to the conversion to cash of Pharmacy Services related receivables and payables retained upon the sale of certain of the unit's assets.

Net cash used in investing activities associated with continuing operations during the year ended December 31, 2012 was $67.6 million primarily due to the $41.4 million invested to acquire InfuScience combined with a $10.7 million investment in an affiliated variable interest entity. There were also $11.0 million invested in purchases of property and equipment. This compared to a use of cash in investing activities for continuing operations during 2011 totaling $8.3 million, primarily related to purchases of property and equipment.

Net cash used in financing activities during the year ended December 31, 2012 of $58.6 million reflected the payment of the outstanding balance on the line of credit at the time of the Pharmacy Services Asset Sale. Net cash used in financing activities during the year ended December 31, 2011 of $17.1 million reflected a reduction in the balance of the line of credit during the year.

Net cash provided by operating activities from continuing operations totaled $3.1 million during the year ended December 31, 2011 compared to $33.6 million used during the year ended December 31, 2010. This $38.6 million increase in cash provided by continuing operating activities compared to the prior year was due to a decrease in working capital requirements of $13.2 million and a reduction in net loss from continuing operations of $23.5 million in net income, adjusted for non-cash items such as the reversal of deferred tax valuation allowance, depreciation and amortization of intangibles.

Net cash used in investing activities related to continuing operations during the year ended December 31, 2011 was $8.3 million compared to $104.2 million during the same period in 2010.  This $95.9 million decrease was primarily related to the acquisitions of CHS and DS Pharmacy during 2010.

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

At December 31, 2012, we had working capital of $127.2 million compared to $71.7 million at December 31, 2011.  The increase was primarily due to the Pharmacy Services Asset sale, partially offset by the purchase of InfuScience.

Under the terms of the senior unsecured notes, upon a major asset sale such as the sale, of our Pharmacy Services assets., we are obligated to use proceeds from the sale to reduce debt under the amended and restated facility or reinvest the proceeds in the business. If we do not use the sale proceeds within 360 days, we are required to make a tender offer to redeem a portion of the senior unsecured notes, based on defined criteria. We may also use the sale proceeds under certain terms to redeem a portion of the senior unsecured notes prior to the one year anniversary date of the sale. As of March 5, 2013, we have utilized sufficient proceeds to reduce the line of credit and to invest in Infusion acquisitions. As such, there is no requirement for us to make a tender offer to redeem a portion of the senior unsecured notes.

We believe that funds available under the senior secured revolving credit facility and cash expected to be generated from operating activities, will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels.

We also intend to pursue additional joint venture arrangements, business acquisitions and other transactions designed to expand our business, with borrowings under the senior secured revolving credit facility, other future indebtedness or, if appropriate, the private and/or public sale or exchange of our debt or equity securities.

The Senior Secured Revolving Credit Facility matures on March 25, 2015 and initially had an available line of credit totaling $150.0 million. The amount of borrowings which may be made under the Senior Secured Revolving Credit Facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum available line of credit and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Eurodollar rate plus an applicable margin of 3.5%, with the Eurodollar rate initially having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. Initially we were required to maintain a balance of not less than $30.0 million.

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. The amendment reduced revolving commitments from $150 million to $125 million; eliminated the minimum revolving balance requirement; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modified the definition of the term “Consolidated EBITDA”. As of December, 2012, there were no borrowings under the senior secured revolving credit facility. We are in compliance with all covenants as of December 31, 2012 and as of the date of filing of this report.

The weighted average interest rate on our short term borrowings during the year ended December 31, 2012 was 4.69%. The weighted average interest rate on our short term borrowings during the year ended December 31, 2011 was 4.66%.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

At December 31, 2012, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $49.6million, $26.6 million of which is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company’s $49.6 million of Federal NOLs, $14.6 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $97.2 million, the majority of which will begin expiring in 2017 and later.

At December 31, 2010, there was $4.3 million of cash on deposit as collateral for certain letters of credit ("LC") from commercial banks obtained in the ordinary course of business. During the year ended December 31, 2011, we were refunded the $4.3 million in cash and accepted a reduction of our availability on the line of credit to satisfy the collateral requirements. At December 31, 2012 availability on the line of credit was reduced by $3.5 million as collateral deposit outstanding for letters of credit.

The following table sets forth our contractual obligations affecting cash in the future as of December 31, 2012 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$288,486	$23,063	$265,423	$—	$—
Operating lease obligations	30,538	6,481	10,827	8,178	5,052
Capital lease obligations (1)	1,457	1,017	417	23	—
Purchase commitment	29,359	29,359	—	—	—
Total	$349,840	$59,920	$276,667	$8,201	$5,052

(1)	Includes both principal and interest payments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to market risk for changes in interest rates relates to our outstanding debt. At December 31, 2012, we had $226.4 million of long-term debt, of which $0.5 million was subject to variable interest rates. We are exposed to interest rate risk primarily through our borrowing activities under the Revolving Credit Facility, discussed in Item 6 of this Report.  A one percent increase in current market interest rates would not have a material impact on our annual net interest expense. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

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

At December 31, 2012, the carrying values of accounts receivable, accounts payable, claims payable, payables to Plan Sponsors and others approximate fair value due to their short-term nature.  We had no borrowings under our Revolving Credit Facility at December 31, 2012.  We believe the carrying value of our long-term debt under our Revolving Credit Facility approximates fair market value.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 14, 2013

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$62,101	$—
Receivables, less allowance for doubtful accounts of $22,212 and $22,728 at December 31, 2012 and December 31, 2011, respectively	129,103	225,412
Inventory	34,034	17,997
Prepaid expenses and other current assets	10,189	10,184
Current assets from discontinued operations	—	38,876
Total current assets	235,427	292,469
Property and equipment, net	23,721	26,951
Goodwill	350,810	312,387
Intangible assets, net	17,446	19,622
Deferred financing costs	2,877	3,992
Investments in and advances to unconsolidated affiliate	10,042	—
Other non-current assets	2,053	1,552
Non-current assets from discontinued operations	—	20,129
Total assets	$642,376	$677,102
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$953	$66,161
Accounts payable	34,438	79,155
Claims payable	7,411	11,766
Amounts due to plan sponsors	18,173	25,219
Accrued interest	5,803	5,825
Accrued expenses and other current liabilities	41,491	32,648
Total current liabilities	108,269	220,774
Long-term debt, net of current portion	225,426	227,298
Deferred taxes	10,291	10,295
Other non-current liabilities	4,981	3,456
Total liabilities	348,967	461,823
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 59,600,713 and 57,800,791, respectively; shares outstanding: 57,026,957 and 55,109,038, respectively	6	6
Treasury stock, shares at cost: 2,582,520 and 2,638,421, respectively	(10,311)	(10,461)
Additional paid-in capital	388,798	375,525
Accumulated deficit	(85,084)	(149,791)
Total stockholders' equity	293,409	215,279
Total liabilities and stockholders' equity	$642,376	$677,102

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Product revenue	$471,506	$365,526	$306,688
Service revenue	191,131	188,980	124,019
Total revenue	662,637	554,506	430,707

Cost of product revenue	325,271	238,072	199,749
Cost of service revenue	112,406	101,019	70,422
Total cost of revenue	437,677	339,091	270,171

Gross profit	224,960	215,415	160,536
Selling, general and administrative expenses	184,491	167,136	133,381
Bad debt expense	14,035	11,441	7,185
Acquisition and integration expenses	4,046	—	5,924
Restructuring and other expenses	5,143	7,909	3,985
Amortization of intangibles	3,957	3,376	2,522
Income from operations	13,288	25,553	7,539
Interest expense, net	26,067	25,542	23,560
Loss on extinguishment of debt	—	—	2,954
Income (loss) from continuing operations, before income taxes	(12,779)	11	(18,975)
Tax (benefit) provision	(4,439)	435	48,700
Net loss from continuing operations, net of income taxes	(8,340)	(424)	(67,675)
Net income from discontinued operations, net of income taxes	73,047	8,296	(1,467)
Net income (loss)	$64,707	$7,872	$(69,142)
(Loss) income per common share:
Basic loss from continuing operations	$(0.15)	$(0.01)	$(1.34)
Basic income from discontinued operations	$1.30	$0.15	$(0.03)
Basic income (loss)	$1.15	$0.14	$(1.37)

Diluted loss from continuing operations	$(0.15)	$(0.01)	$(1.34)
Diluted income from discontinued operations	1.30	0.15	(0.03)
Diluted income (loss)	1.15	0.14	(1.37)

Weighted average common shares outstanding:
Basic	56,239	54,505	50,374
Diluted	56,239	54,505	50,374

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance December 31, 2009	$4	$(10,367)	$254,677	$(88,521)	$155,793
Exercise of employee stock compensation plans	—	—	4,116	—	4,116
Income tax shortfall from stock option plan	—	—	(596)	—	(596)
Surrender of stock to satisfy minimum tax withholding	—	(129)	1	—	(128)
Compensation under employee stock compensation plans	—	—	3,374	—	3,374
Equity consideration to former CHS owners	2	—	106,682	—	106,684
Net income	—	—	—	(69,142)	(69,142)
Balance December 31, 2010	6	(10,496)	368,254	(157,663)	200,101
Exercise of employee stock compensation plans	—	—	3,198	—	3,198
Surrender of stock to satisfy minimum tax withholding	—	(189)	—	—	(189)
Issuance of treasury stock for restricted stock vesting	—	224	(224)	—	—
Compensation under employee stock compensation plans	—	—	4,297	—	4,297
Net income	—	—	—	7,872	7,872
Balance December 31, 2011	6	(10,461)	375,525	(149,791)	215,279
Exercise of employee stock compensation plans	—	—	8,611	—	8,611
Surrender of stock to satisfy minimum tax withholding	—	(174)	—	—	(174)
Issuance of treasury stock for restricted stock vesting	—	324	(324)	—	—
Compensation under employee stock compensation plans	—	—	4,986	—	4,986
Net income	—	—	—	64,707	64,707
Balance December 31, 2012	$6	$(10,311)	$388,798	$(85,084)	$293,409

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$64,707	$7,872	$(69,142)
Less: Income from discontinued operations, net of income taxes	73,047	8,296	(1,467)
Loss from continuing operations, net of income taxes	(8,340)	(424)	(67,675)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	8,513	6,591	5,379
Amortization of intangibles	3,957	3,376	2,522
Amortization of deferred financing costs	1,261	1,055	1,813
Change in deferred income tax	(4)	1,153	47,333
Compensation under stock-based compensation plans	6,122	4,467	3,320
Loss on disposal of fixed assets	156	201	285
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	101,230	(31,690)	(4,321)
Inventory	(15,249)	(2,497)	(1,196)
Prepaid expenses and other assets	3,726	11,211	(19,284)
Accounts payable	(48,200)	(1,659)	2,944
Claims payable	(4,354)	8,729	(1,030)
Amounts due to plan sponsors	(7,046)	5,437	6,079
Accrued interest	(22)	59	5,766
Accrued expenses and other liabilities	8,112	(2,945)	(15,494)
Net cash provided by (used in) operating activities from continuing operations	49,862	3,064	(33,559)
Net cash (used in) provided by operating activities from discontinued operations	(22,978)	23,905	12,140
Net cash provided by (used in) operating activities	26,884	26,969	(21,419)
Cash flows from investing activities:
Purchases of property and equipment, net	(10,986)	(7,853)	(6,730)
Cash consideration paid for asset acquisitions	(43,046)	(463)	—
Cash consideration paid to CHS, net of cash acquired	—	—	(92,464)
Cash consideration paid to DS Pharmacy	(2,935)	—	(4,969)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	(10,652)	—	—
Net cash used in investing activities from continuing operations	(67,619)	(8,316)	(104,163)
Net cash provided by (used in) investing activities from discontinued operations	161,499	(1,591)	(4,120)
Net cash provided by (used in) investing activities	93,880	(9,907)	(108,283)
Cash flows from financing activities:
Cash consideration paid for Option Health earn-out	—	—	(1,000)
Proceeds from new credit facility, net of fees paid to issuers	—	—	319,000
Borrowings on line of credit	1,244,050	1,773,644	407,277
Repayments on line of credit	(1,307,872)	(1,791,058)	(356,430)
Repayments of capital leases	(3,278)	(2,635)	(348)
Principal payments on CHS long-term debt, paid at closing	—	—	(128,952)
Principal payments on long-term debt	—	—	(100,000)
Repayment of note payable	—	—	(2,250)
Deferred and other financing costs	—	(22)	(11,583)
Net proceeds from exercise of employee stock compensation plans	8,611	3,198	4,116
Surrender of stock to satisfy minimum tax withholding	(174)	(189)	(128)
Net cash (used in) provided by financing activities from continuing operations	(58,663)	(17,062)	129,702
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash (used in) provided by financing activities	(58,663)	(17,062)	129,702

Net change in cash and cash equivalents	62,101	—	—
Cash and cash equivalents - beginning of period	—	—	—
Cash and cash equivalents - end of period	$62,101	$—	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,589	$27,528	$20,116
Cash paid during the period for income taxes	$3,137	$1,042	$2,565
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$20	$6,631	$671
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a national provider of home infusion and other home care services and pharmacy benefit management ("PBM") services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. The Company's services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs.

As a result of the Company entering into a purchase agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores (see Note 3), the Company reevaluated its segments in accordance with the provisions of Financial Accounting Standards Board ("FASB")Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”). Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

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

The Home Health Services operating and reportable segment provides services that include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of integrated PBM services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price. In addition, in our capacity as a pharmacy benefit manager, we have fully funded prescription benefit programs where we reimburse our network pharmacies and third party payors in turn reimburse us based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

The Company's platform provides broad service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. The Company's core services are provided in coordination with, and under the direction of, a patient's physician. The Company's home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to the patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, the Company provides products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, pain management, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and heart failure.

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation due primarily to the new segment structure.

NOTE 2--	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure, including decision making ability, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a variable interest entity as its primary beneficiary.

The Company has an affiliate equity investment in a variable interest entity that has developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. The Company has determined that it is not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is held by another stakeholder, and therefore does not consolidate the entity. The Company recorded its initial net investment in the variable interest entity of $6.9 million and subsequent working capital contributions in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting. The maximum exposure to loss as a result of its involvement with the variable interest entity is $19.0 million, which represents the current book value and additional commitments made to fund future potential working capital needs.

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

The following table sets forth the aging of our December 31, 2012 and December 31, 2011 net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

As of December 31, 2012
	0 - 180 days	Over 180 days	Total
Government	$41,124	$2,744	$43,868
Commercial	75,389	26,137	101,526
Patient	1,784	4,137	5,921
	$118,297	$33,018	151,315
Allowance for doubtful accounts			(22,212)
Total			$129,103
As of December 31, 2011
	0 - 180 days	Over 180 days	Total
Government (1)	$36,498	$5,477	$41,975
Commercial (1)(2)	175,730	21,504	197,234
Patient	6,348	2,583	8,931
	$218,576	$29,564	248,140
Allowance for doubtful accounts			(22,728)
Total			$225,412

(1)
Government includes $2.5 million and commercial includes $0.9 million of accounts receivable and allowance for doubtful accounts related to the termination of the Centers for Medicare & Medicaid Competitive Acquisition Program (“CAP”) contract as of December 31, 2011.

(2)
In prior years, commercial included one pharmacy network agreement under which various Plan Sponsors were served and which Plan Sponsors account for, in the aggregate, receivables that accounted for 21% of the Company's total accounts receivable balance as of December 31, 2011. This contract was transferred to Walgreen Co. as part of the Pharmacy Services Asset Sale. At December 31, 2012 there was no remaining balance associated with this Pharmacy Services contract.

(3)
Commercial balances declined $95.7 million during the year ended December 31, 2012 due to the collection of outstanding Pharmacy related balances retained following the sale of the related operations. The commercial balance greater than 180 days old increased by $4.6 million primarily because of the remaining Pharmacy related balances that have not yet been collected.  At December 31, 2012 the remaining Pharmacy Services gross accounts receivable balance was $12.8 million and the related allowance for doubtful accounts was $8.0 million.

Allowance for Contractual Discounts

The Company is reimbursed by Plan Sponsors for products and services the Company provides. Payments for medications and services covered by Plan Sponsors are generally less than billed charges.  The Company monitors revenue and receivables from Plan Sponsors on an account-specific basis and records an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  Since billing functions for a portion of the Company's revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited. For the remaining portion of the Company's revenue, the contractual allowance is estimated based on several criteria, including unbilled and/or initially rejected claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  The Company does not believe these changes in estimates are material.

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs and related supplies. Included in inventory is a reserve for inventory waste and obsolescence.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. The estimated useful lives of the Company’s assets are as follows:

Asset	Useful Life
Computer hardware and software	3	-	5	years
Office equipment	3	-	5	years
Vehicles			5	years
Medical equipment	2	-	5	years
Furniture and fixtures	5	-	7	years

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

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included as Property and Equipment.  Depreciation of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors.

Rebates

Manufacturers’ rebates are part of each of the Company’s segments.  Rebates are generally volume-based incentives that are earned and recorded upon purchase of the inventory.  Rebates are recorded as a reduction of both inventory and cost of goods sold.

PBM rebates are recorded on historical PBM results and trends and are revised on a regular basis depending on the Company’s latest forecasts, as well as information received from rebate sources.  Should actual results differ, adjustments will be recorded in future earnings when the adjustment becomes known.  In some instances, rebate payments are shared with the Company’s Plan Sponsors.  PBM rebates earned by the Company are recorded as a reduction of cost of goods sold.  PBM rebates shared with clients are recorded as a reduction of revenue consistent with the sales incentive provisions of ASC Topic 605, Revenue Recognition (“ASC 605”).

Revenue Recognition

The Company generates revenue principally through the sale of prescription drugs and nursing services.  Prescription drugs are dispensed either through a pharmacy participating in the Company’s pharmacy network or a pharmacy owned by the Company.  Fee-for-service agreements include: (i) pharmacy agreements, where we dispense prescription medications through the Company’s pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in the Company’s retail pharmacy network.

FASB ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.  The Company provides a variety of therapies to patients.  For infusion-related therapies, the Company frequently provides multiple deliverables of drugs and related nursing services.  After applying the criteria from ASC 605-25, the Company concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service. The Company allocates revenue consideration based on the relative fair value as determined by the Company's best estimate of selling price to separate the revenue where there are multiple deliverables under one revenue arrangement.

Revenue generated under PBM agreements is classified as either gross or net based on whether the Company is acting as a principal or an agent in the fulfillment of prescriptions through our retail pharmacy network. When the Company independently has a contractual obligation to pay a network pharmacy provider for benefits provided to its Plan Sponsors’ members, and therefore is the “primary obligor” as defined in FASB ASC 605, Revenue Recognition ("ASC 605") the Company includes payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require the Company to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If the Company merely acts as an agent, and consequently administers Plan Sponsors’ network pharmacy contracts, the Company does not have the primary obligation to pay the network pharmacy and assume credit risk, and as such, records only the administrative fees (and not the drug ingredient cost) as revenue.

Revenue generated under discount card agreements is recognized when the discount card is used to purchase a prescription drug. The revenue is based on contractual rates per transaction. Broker fees associated with the marketing of the discount cards are incurred and recognized at the time the card is used and classified as selling, general and administrative expense in the Consolidated Statements of Operations.

In the Company’s Infusion Services and Home Health Services segments, the Company also recognizes nursing revenue as the estimated net realizable amounts from patients and Plan Sponsors for services rendered and products provided.  This revenue is recognized as the treatment plan is administered to the patient and is recorded at amounts estimated to be received under reimbursement or payment arrangements with payors.

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

Cost of Revenue

Cost of revenue includes the costs of prescription medications, pharmacy claims, fees paid to pharmacies, shipping and other direct and indirect costs associated with pharmacy management and administration, claims processing operations, and nursing services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and total manufacturer rebates.

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

Impairment of Long Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long lived assets, including intangible assets, may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, are determined based on the fair value of the asset, calculated as the present value of related cash flows using discount rates that reflect the inherent risk of the underlying business.

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

Fair Value Measurements

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Lease Accounting

The Company accounts for operating leasing transactions by recording rent expense on a straight-line basis over the expected life of the lease, starting on the date it gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords, and the effect of any rent escalation clauses, as adjustments to straight-line rent expense over the expected life of the lease.

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

Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, receivables, accounts payable, accrued interest and its line of credit. The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued interest and its line of credit approximate fair value due to their fully liquid or short-term nature. The estimated fair value of the Company's senior unsecured notes, which is calculated using level 1 inputs and was based on current market rates for debt of the same risk and maturities, was more than the carrying value by approximately $42.1 million on December 31, 2012.

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2012, the Company has two stock-based employee compensation plans  pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

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

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Loss from continuing operations, net of income taxes	$(8,340)	$(424)	$(67,675)
Income from discontinued operations, net of income taxes	73,047	8,296	(1,467)
Net income (loss)	$64,707	$7,872	$(69,142)
Denominator - Basic:
Weighted average number of common shares outstanding	56,239	54,505	50,374
Basic Earnings Per Common Share:
Basic loss from continuing operations	$(0.15)	$(0.01)	$(1.34)
Basic income from discontinued operations	1.30	0.15	(0.03)
Basic income (loss) per common share	$1.15	$0.14	$(1.37)
Denominator - Diluted:
Weighted average number of common shares outstanding	56,239	54,505	50,374
Common share equivalents of outstanding stock options and restricted awards	—	—	—
Total diluted shares outstanding	56,239	54,505	50,374
Diluted Earnings Per Common Share:
Diluted loss from continuing operations	$(0.15)	$(0.01)	$(1.34)
Diluted income from discontinued operations	1.30	0.15	(0.03)
Diluted income (loss) per common share	$1.15	$0.14	$(1.37)

The computation of diluted shares for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of CHS as their inclusion would be anti-dilutive to earning per common share from continuing operations. In addition, the computation of diluted shares for the years ended December 31, 2012, December 31, 2011 and 2010 excludes the effect of 2.8 million, 4.6 million and 7.3 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earning per common share from continuing operations. ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis for determining whether the inclusion of common stock equivalents would be anti-dilutive.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 generally aligns the principles for fair value measurements and the related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. From a U.S. GAAP perspective, the amendments are largely clarifications, but some could have a significant effect on certain companies. A number of new disclosures also are required. Except for certain disclosures, the guidance applies to public and nonpublic companies and is to be applied prospectively. The Company adopted ASU 2011-04 on January 1, 2012. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

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

NOTE 3--	DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing on May 4, 2012 (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and subsequent additional purchase price payments of $15.0 million based on events related to the Buyer's retention of certain business after closing. Similarly, the Company may be required to refund up to approximately $6.4 million of the cash received to the Buyers under certain circumstances. Any gain associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by the Company. Approximately $50.8 million of these net assets were converted to cash subsequent to the sale. Approximately $4.8 million of these net assets remained at December 31, 2012.
As a result of the Pharmacy Services Asset Sale, the Company recognized a pretax gain of $115.0 million, net of transaction costs of $5.6 million during the year ended December 31, 2012. The Company also recognized approximately $13.4 million of impairment costs, employee severance and other benefit-related costs, and facility-related costs as a result of the transaction in the year ended December 31, 2012, resulting in a net gain of approximately $101.6 million. See Note 7 - Property and Equipment, for further information on the impairment. The impairment costs, employee severance and other benefit-related costs, facility-

related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations. As of December 31, 2012, there were accruals of $0.1 million related to these costs in accrued expenses and other current liabilities on the Consolidated Balance Sheets. The company allocated tax expense of $6.1 million to discontinued operations' pre-tax income of $79.2 million for the year ended December 31, 2012. The allocated $6.1 million tax expense is less than the statutory rate because the Company used $24.1 million of deferred tax assets that previously had a full valuation allowance. The use of the deferred tax assets significantly reduced the amount of gain that was subject to federal and state income tax.

The accrual activity consisted of the following (in thousands):

	Impairment Costs	Employee Severance and Other Benefits	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	5,839	5,279	1,071	1,198	13,387
Cash payments	—	(5,234)	(82)	(3,133)	(8,449)
Non-cash charges	(5,839)	—	(989)	2,024	(4,804)
Liability balance as of December 31, 2012	$—	$45	$—	$89	$134

In addition, the Company and its subsidiaries and certain subsidiaries of the Buyers entered into an agreement concurrently with the Asset Purchase Agreement which provided that BioScrip ceased to be the sole fulfillment pharmacy for customers who came through the drugstore.com website. The agreement provided for a cash payment of $3.0 million to the Company and the payment of $2.9 million to the Buyers related to contingent consideration from the Company's 2010 acquisition of the prescription pharmacy business of DS Pharmacy, Inc. both of which occurred during the three months ended March 31, 2012.

The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have been redeployed to provide infusion pharmacy services. The assets of the components of the businesses that were transferred are included in discontinued operations on the accompanying Consolidated Balance Sheets at December 31, 2011. On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company has incurred and expects to incur additional charges such as the write down of certain long-lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or terminated costs for certain of its contractual obligations, which may impact the Company's future Consolidated Financial Statements.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2012, 2011 and 2010 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Operating expense includes bad debt expense of $12.9 million, $7.2 million and $12.1 million for the years ended December 31, 2012, 2011 and 2010, respectively associated with receivables retained from the divested business. Interest expense of $0.8 million, $2.8 million and $4.1 million were allocated to discontinued operations for the years ended December 31, 2012, 2011, and 2010, respectively, based upon the portion of the borrowing base associated with discontinue operations. Income tax expense of $6.1 million, $0.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively have also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Revenue	$466,747	$1,263,520	$1,207,916

Gross profit	29,844	96,888	99,881

Operating expense	51,543	84,940	91,627

Loss on extinguishment of debt	—	—	6,607

Gain on sale, before income taxes	101,624	—	—

Income from discontinued operations, net of income taxes	$73,047	$8,296	$(1,467)

NOTE 4--	ACQUISITIONS

InfuScience, Inc.

On July 31, 2012, the Company acquired 100 percent of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase to $41.4 million based on the results of operations during the 24 month period following the closing. InfuScience acquires, develops and operates businesses providing alternate site infusion pharmacy services. The contingent consideration of $3.0 million remains in an escrow account at December 31, 2012. It is recorded at fair value on a recurring basis using level 3 inputs using discounted future cash flows. Through this acquisition BioScrip has added five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia. As of December 31, 2012 there is a liability of $3.1 million recorded for the potential increase in purchase price.

Assets and Liabilities Acquired

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

Amounts Recognized as of Acquisition Date (in thousands)
Cash	$23
Accounts receivable	4,938
Inventories	586
Other current assets	371
Property and equipment	751
Identifiable intangible assets	400
Other non-current assets	349
Current liabilities	(4,422)
Total identifiable net assets	2,996
Goodwill	38,423
Total assets and total consideration transferred	$41,419

The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represented the value the Company expected to be created by combining the various operations of InfuScience with the Company's operations, including the ability to cross-sell their respective services on a national basis with an expanded footprint in home infusion. The InfuScience acquisition is included in the Company's Infusion Services segment. Of the goodwill recorded in the InfuScience acquisition, $7.7 million was deductible for tax purposes.

Intangible Assets

The following table summarizes the identifiable intangible assets acquired (in thousands):

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
InfuScience customer relationships	5	400
Total identifiable intangible assets acquired	5	$400

Impact of Acquisition on the Consolidated Financial Statements

The revenues of InfuScience for the period from the acquisition date to December 31, 2012 were $16.5 million, and the net loss was $0.2 million.

Expenses incurred to integrate InfuScience and other acquisitions are recorded in acquisitions and integration expenses and restructuring and other expenses.  These costs include legal and financial advisory fees associated with acquisitions; integration costs to convert to common policies, procedures, and information systems; and, transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

DS Pharmacy, Inc.

On July 29, 2010, the Company acquired the prescription pharmacy business and assets of DS Pharmacy, Inc. (“DS Pharmacy”), a wholly-owned subsidiary of drugstore.com, inc. The acquisition provided the Company with an expanded presence in on-line pharmacy and a six year license of drugstore.com capabilities, trademarks and trade names. In connection with the acquisition, the Company and drugstore.com entered into a Transitional Services Agreement and a Services Agreement pursuant to which, for a period of six years following the closing of the acquisition, drugstore.com will provide the Company with marketing services. The Company paid $5.0 million in cash upon closing and an additional earn-out in cash based on the results of operations during the twelve month period following the closing. As of December 31, 2011 there was a liability of $2.9 million, which represented the estimated fair value of the earn-out payment included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

On February 1, 2012, the Company and its subsidiaries, and DS Pharmacy, Inc. and drugstore.com, inc., both then subsidiaries of Walgreens Parent, entered into an agreement providing that the Company will cease to be the sole fulfillment pharmacy for customers who come through the drugstore.com website. The Services Agreement with DS Pharmacy was terminated and the contingent consideration of $2.9 million was paid to DS Pharmacy.

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
		$8,669

Critical Homecare Solutions Holdings, Inc.

On March 25, 2010, the Company acquired 100 percent of Critical Homecare Solutions Holdings, Inc. ("CHS"), a leading provider of comprehensive home infusion and home health services to patients suffering from acute and chronic conditions. CHS' home infusion business provides for the dispensing and administration of infusion pharmaceuticals, biopharmaceuticals, nutrients and related services and equipment to patients principally in the home. Its home nursing service operations provide nursing and therapy visits as well as private duty nursing services to patients in the home. The Company's acquisition of CHS added 35 infusion pharmacies servicing 22 states, including 16 ambulatory treatment centers, and 33 nursing locations to the Company's existing platform.

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

During the year ended December 31, 2010, the Company incurred $6.4 million of acquisition related costs, primarily related to legal, audit and financial advisory fees associated with the acquisition of CHS. The costs were recognized in the acquisition and integration expenses line of the Consolidated Statements of Operations.

Pro forma Results

The following table sets forth the unaudited pro forma combined results of operations as if the InfuScience acquisition had occurred on the same terms as of January 1, 2012 and 2011 and the DS Pharmacy and CHS acquisitions had occurred on the same terms as of January 1, 2010. Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expected to realize as a result of the acquisitions or estimates of charges related to the integration activity. The pro forma results for the years ended December 31, 2012, and 2010 include $4.0 million, and $5.9 million of acquisition related costs incurred by the Company, respectively. There were no acquisition and integration expenses in the year ended December 31, 2011. Amounts are in thousands, except for earnings per share.

	Years Ended December 31,
	2012	2011	2010

Revenue	$685,295	$589,333	$491,476
Net loss from continuing operations	$(9,030)	$(1,523)	$(67,095)
Basic loss per common share from continuing operations	$(0.16)	$(0.03)	$(1.26)
Diluted loss per common share from continuing operations	$(0.16)	$(0.03)	$(1.26)

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the InfuScience acquisition been completed on January 1, 2011 and had the DS Pharmacy and CHS acquisitions been completed on January 1, 2010. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

NOTE 5--	GOODWILL AND INTANGIBLE ASSETS

As a result of the Company entering into the Asset Purchase Agreement with respect to the Pharmacy Services Asset Sale, the Company reevaluated its operating and reportable segments. Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. The Company has assigned goodwill to the new segments based on relative fair market value of the segment assets as measured by discounted future cash flows.

Goodwill consisted of the following as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012	December 31, 2011
Infusion	$304,282	$265,859
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$350,810	$312,387

There were no impairment losses related to goodwill or intangible assets recognized during the years ended December 31, 2012, 2011 and 2010.

The changes in the carrying amount of goodwill by operating and reportable segment for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Infusion Services	Home Health Services	PBM Services	Total
Balance as of December 31, 2010	$265,859	$33,784	$12,744	$312,387
Balance as of December 31, 2011	$265,859	$33,784	$12,744	$312,387
Goodwill related to InfuScience Acquisition	38,423	—	$—	38,423
Balance as of December 31, 2012	$304,282	$33,784	$12,744	$350,810

Intangible assets consisted of the following as of December 31, 2012 and December 31, 2011 (in thousands):

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	5 months - 3 years	9,300	(7,447)	1,853
Infusion trademarks	3 years	2,600	(2,407)	193
		11,900	(9,854)	2,046
		$27,300	$(9,854)	$17,446

		December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	6 months - 3 years	7,519	(4,359)	3,160
Infusion trademarks	3 years	2,600	(1,538)	1,062
		10,119	(5,897)	4,222
		$25,519	$(5,897)	$19,622

Total amortization of intangible assets was $4.0 million, $3.4 million, and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is expected to be the following (in thousands):

2013	$2,046
2014 and beyond	—
Total	$2,046

NOTE 6--	RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. It also includes other transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

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

The Company anticipates that additional restructuring will occur and thus we may incur significant additional charges such as the write down of certain long-lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, which impact the Company's future Consolidated Financial Statements.

Restructuring Phase I

As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $0.2 million, $6.4 million and $3.5 million during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Restructuring expenses during the year ended December 31, 2012 consisted of approximately $0.3 million of third-party consulting costs offset by $0.1 million of facility-related expense adjustments. Restructuring expenses during the year ended December 31, 2011 consisted of approximately $2.9 million of third-party consulting costs and $1.9 million of severance and other benefit-related costs related to workforce reductions, and $1.6 million of facility-related costs. Restructuring expenses during year ended December 31, 2010 consisted of approximately $2.3 million of employee severance and other benefit-related costs related to workforce reductions and $1.2 million of third-party consulting costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $10.1 million in total expenses, including $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions, and $1.5 million of facility-related costs. A large part of the third-party consulting costs and other costs were associated with the analysis of our assets and their long-term strategic value relative to other assets in which we could invest. The result of this assessment process culminated in the Pharmacy Asset Sale (see Note 4 for further information on the Sale).

The restructuring costs are included in restructuring and other expenses on the Consolidated Statements of Operations. As of December 31, 2012, there are restructuring accruals of $1.0 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$2,109	$50	$1,289	$—	$3,448
Expenses	6	270	(61)	—	215
Cash payments	(1,952)	(300)	(387)	—	(2,639)
Liability balance as of December 31, 2012	$163	$20	$841	$—	$1,024

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $1.9 million during the year ended December 31, 2012. The Company did not incur restructuring expense related to Phase II during 2011 or 2010. Restructuring expenses during the year ended December 31, 2012 consisted of approximately $1.1 million of employee severance and other benefit related costs associated with workforce reductions, $0.3 million of third-party consulting costs, and $0.5 million in other costs.

The restructuring costs are included in restructuring and other expenses on the Consolidated Statements of Operations. As of December 31, 2012, there are restructuring accruals of $0.7 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Liability balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	1,125	262	—	541	1,928
Cash payments	(566)	(117)	—	(541)	(1,224)
Liability balance as of December 31, 2012	$559	$145	$—	$—	$704

Other transitional costs totaled $3.0 million, $1.5 million and $0.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012 they also include $0.8 million for certain state sales taxes associated with prior year sales.

NOTE 7--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer and office equipment, including equipment acquired under capital leases	$14,443	$15,684
Software capitalized for internal use	9,939	15,520
Vehicles, including equipment acquired under capital leases	1,540	1,701
Medical equipment	16,466	14,698
Work in progress	4,315	2,813
Furniture and fixtures	3,219	3,626
Leasehold improvements	7,164	6,507
	57,086	60,549
Less: Accumulated depreciation	(33,365)	(33,598)
Property and equipment, net	$23,721	$26,951

Work in progress for 2012 and 2011 includes $1.3 million and $2.0 million, respectively, of costs related to software capitalized for internal use.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2012, 2011 and 2010 was $8.5 million, $6.6 million, and $5.4 million, respectively.  Depreciation expense for the years ended December 31, 2012, 2011 and 2009 includes $1.3 million, $0.8 million, and $0.8 million, respectively, related to costs related to software capitalized for internal use.

Impairment

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the Pharmacy Services Asset Sale (see Note 2 - Discontinued Operations), the Company evaluated certain facilities that were retained by the Company following the divestiture. As a result of the evaluation, the Company determined that a triggering event occurred during the three months ended June 30, 2012, giving rise to the need to assess the recoverability of certain of our assets previously used in the specialty pharmacy mail operations and community retail pharmacy operations, which consisted primarily of software capitalized for internal use, leasehold improvements and work in progress. Based on our analysis, we recorded a $5.8 million impairment charge in income (loss) from discontinued operations, net of income taxes on the Consolidated Statements of Operations.

NOTE 8--	DEBT

As of December 31, 2012 the Company’s long-term debt consisted of the following obligations (in thousands):

Senior unsecured notes	$225,000
Capital leases	1,379
226,379
Less - obligations maturing within one year	953
Long term debt - net of current portion	$225,426

Senior Secured Revolving Credit Facility

On December 28, 2010, the Company entered into a credit agreement (the “Senior Secured Revolving Credit Facility”), among the Company and all of its subsidiaries and Healthcare Finance Group, LLC (“HFG”). The Senior Secured Revolving Credit Facility matures on March 25, 2015 and initially had an available line of credit totaling $150.0 million. The amount of borrowings which may be made under the Senior Secured Revolving Credit Facility is based on a borrowing base comprised of specified percentages of eligible receivables and eligible inventory, up to a maximum available line of credit and subject to certain liquidity and reserve requirements. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances is based on a Eurodollar rate plus an applicable margin of3.5%, with the Eurodollar rate initially having a floor of 1.25%. In the event of any default, the interest rate may be increased to 2.0% over the rate applicable to such loans. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The facility includes $5.0 million of availability for letters of credit and $10.0 million of availability for swing line loans. Initially we were required to maintain a balance of not less than $30.0 million.

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto, which amended the Senior Secured Revolving Credit Facility. The amendment reduced revolving commitments from $150 million to $125 million; eliminated the minimum revolving balance requirement; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modified the definition of the term “Consolidated EBITDA”. As of December, 2012, there were no borrowings under the Senior Secured Revolving Credit Facility, as amended.

The Company's obligations under the Senior Secured Revolving Credit Facility, as amended, have been guaranteed by the Company's subsidiaries and secured by first priority security interests in substantially all of the Company's and subsidiary guarantors' assets (including the capital stock of our subsidiaries). The Senior Secured Revolving Credit Facility, as amended, includes customary affirmative and negative covenants and events of default, as well as financial covenants relating to minimum liquidity, minimum fixed charge coverage ratio and accounts receivable turnover. Negative covenants include limitations on additional debt, liens, negative pledges, investments, dividends, stock repurchases, asset sales and affiliate transactions. Events of default include non-performance of covenants, breach of representations, cross-default to other material debt, bankruptcy and insolvency, material judgments and changes in control. The Company is in compliance with all covenants as of December 31, 2012 and as of the date of filing of this report.

The weighted average interest rate on our short term borrowings during the year ended December 31, 2012 was 4.69%. The weighted average interest rate on our short term borrowings during the year ended December 31, 2011 was 4.66%.

Senior Unsecured Notes

In connection with the acquisition of CHS, on March 25, 2010, the Company issued $225.0 million aggregate principal amount of 10¼% senior unsecured notes (“Senior Unsecured Notes”) due October 1, 2015 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company pays interest on the notes semi-annually, in arrears, on April 1 and October 1 of each year. These notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company's existing and future direct and indirect subsidiaries.  As of December 31, 2012, the Company did not have any independent assets or operations and, as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, were fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the Senior Unsecured Notes. As noted above, the Company and each of its guarantor subsidiaries are subject to restrictive covenants under the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility ranks senior in priority to each subsidiary's guarantee of the notes and could restrict the Company's ability to obtain funds from the guarantor subsidiaries.  As of December 31, 2012, the carrying amount of the Company's Senior Unsecured Notes was $225.0 million, and the estimate of the fair value of the Senior Unsecured Notes, calculated using Level 1 inputs using current market rates for debt of the same risk and maturities, was $267.1 million.

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

On or after April 1, 2013, the Company may redeem some or all of the Senior Unsecured Notes at the pre-determined redemption prices plus accrued and unpaid interest to the date of redemption. The redemption premium percentages for notes redeemed are as follows: (a) on or after April 1, 2013, 105.125% of the principal amount, and (b) on or after October 1, 2014, 100.000% of the principal amount. Prior to April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at the premium of 110.250% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Senior Unsecured Notes at any time prior to April 1, 2013, by paying a premium.

Debt Issuance Costs and Other Fees

Total debt issuance costs related to the Senior Secured Revolving Credit Facility and Senior Unsecured Notes were $4.4 million and $5.2 million as of December 31, 2012 and 2011, respectively. These costs are being amortized over the term of the Senior Secured Revolving Credit Facility and Senior Unsecured Notes.

Loss on Extinguishment of Debt

In connection with the Senior Secured Revolving Credit Facility agreement that was signed on December 28, 2010, the Company terminated its then existing $100 million term loan that was outstanding at that time. The Company incurred a loss on extinguishment of debt of $3.0 million in connection with these transactions, consisting of the write-off of deferred financing costs associated with the term loan and fees paid to the lender. Additionally, $6.6 million of loss was allocated to discontinued operations.

Interest Expense

Net interest expense was $26.1 million, $25.5 million, and $23.6 million, and for the years ended December 31, 2012, 2011, and 2010, respectively. Interest expense for the year ended December 31, 2012 included $24.2 million of interest expense related to the Senior Unsecured Notes and $2.8 million related to the Senior Secured Revolving Credit Facility. Interest expense for the year ended December 31, 2011 included $24.1 million of interest expense related to the Senior Unsecured Notes and $4.4 million related to the Senior Secured Revolving Credit Facility. Interest expense for the year ended December 31, 2010 included $24.4 million of interest expense related to the Senior Secured Revolving Credit Facility, as amended, and Senior Unsecured Notes issued in March 2010 and $2.3 million related to a bridge loan finance fee.

NOTE 9--	COMMITMENTS AND CONTINGENCIES

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

As was previously disclosed, following responses to government subpoenas and discussions with the government, in May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company has entered into a final settlement resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims.

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, federal and state laws prohibiting kickbacks in government health programs, federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, the efforts of Plan Sponsors and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

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

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011, we were advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming us as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company entered into a final settlement under which we paid the states $0.6 million and the federal government $4.4 million resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to the settlement. During the year ended December 31, 2012, the Company recorded additional legal settlement expense of $0.8 million to account for the final settlement amount. The legal settlement expenses were included in income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations. As of December 31, 2012 there was no remaining liability and as of December 31, 2011, there was a liability of $4.8 million, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

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

PBM Services Payment Delay

The Company has a large PBM Services customer that had become approximately two months behind payment terms as of September 30, 2012 for a total amount owed to the Company of $7.8 million (of which $0.3 million was due to the Company for PBM services rendered) ("the $7.8M Obligation"). The customer remitted full payment to the Company and fully satisfied the $7.8M Obligation in December, 2012. This customer has also provided the Company with a release of any and all claims it may have against the Company that relate to PBM services rendered, including those relating to the $7.8M Obligation.

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

As of December 31, 2012, future minimum lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases	Total
2013	$6,481	$1,017	$7,498
2014	5,826	225	6,051
2015	5,001	192	5,193
2016	4,414	23	4,437
2017	3,764	—	3,764
2018 and thereafter	5,052	—	5,052
Total	$30,538	$1,457	$31,995

Rent expense for leased facilities and equipment was approximately $6.2 million, $6.3 million, and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Letters of Credit

At December 31, 2010, there was $4.3 million of cash on deposit as collateral for certain letters of credit from commercial banks obtained in the ordinary course of business. The collateral was included in prepaid expenses and other current assets on the Consolidated Balance Sheets. During the year ended December 31, 2011, the Company was refunded the $4.3 million and elected to fulfill the requirement for collateral by reducing the availability under the line of credit. As of December 31, 2012 and as of December 31, 2011, the availability on the line was reduced by $3.5 million to fulfill these collateral requirements.

Purchase Commitments

As of December 31, 2012, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $29.4 million in 2013.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 10--	OPERATING AND REPORTABLE SEGMENTS

As a result of the Company entering into the Asset Purchase Agreement on February 1, 2012 with respect to the sale of its traditional and specialty pharmacy mail operations and community retail pharmacy stores, the Company reevaluated its operating and reportable segments in accordance with the provisions of ASC 280. Based on its review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three new operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. Prior period disclosures reflect the change in reportable segments.

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

The PBM Services operating and reportable segment consists of integrated pharmacy benefit management ("PBM") services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of the Company's participating network pharmacies receive prescription medications at a discounted price compared to the retail price. In addition, in the Company's capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs where the Company reimburses its network pharmacies and third party payors in turn reimburse the Company based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment
Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition and integration expenses; restructuring and other expense; and other expenses related to the Company's strategic assessment. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Years Ended December 31,
	2012	2011		2010
Results of Operations:
Revenue:
Infusion Services - product revenue	$471,506	$365,526		$306,688
Infusion Services - service revenue	10,080	8,756	1,000	9,019
Total Infusion Services revenue	481,586	374,282		315,707

Home Health Services - service revenue	69,190	69,635		56,264
PBM Services - service revenue	111,861	110,589		58,736

Total revenue	$662,637	$554,506		$430,707

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$36,764	$35,128		$37,853
Home Health Services	5,401	5,954		4,839
PBM Services	25,659	30,122		18,549
Total Segment Adjusted EBITDA	67,824	71,204		61,241

Corporate overhead	(26,755)	(23,308)		(29,830)

Interest expense, net	(26,067)	(25,542)		(23,560)
Loss on extinguishment of debt	—	—		(2,954)
Income tax benefit (expense)	4,439	(435)		(48,700)
Depreciation	(8,513)	(6,591)		(5,379)
Amortization of intangibles	(3,957)	(3,376)		(2,522)
Stock-based compensation expense	(6,122)	(4,467)		(3,320)
Acquisition and integration expenses	(4,046)	—		(5,924)
Restructuring and other expenses	(5,143)	(7,909)		(3,985)
Bad debt expense related to contract termination	—	—		(2,742)
Net loss from continuing operations, net of income taxes	$(8,340)	$(424)		$(67,675)

Supplemental Operating Data

Capital Expenditures:
Infusion Services	$6,685	$4,826		$2,967
Home Health Services	171	170		276
PBM Services	—	—		—
Corporate unallocated	4,130	2,857		3,487
Total	$10,986	$7,853		$6,730

Depreciation Expense:
Infusion Services	$4,347	$5,242		$3,156
Home Health Services	111	48		64
PBM Services	—	—		—
Corporate unallocated	4,055	1,301		2,159
Total	$8,513	$6,591		$5,379

Total Assets
Infusion Services	$438,623	$353,999	$322,577
Home Health Services	62,403	64,672	92,821
PBM Services	36,354	40,418	26,118
Corporate unallocated	95,813	24,348	19,581
Assets from discontinued operations	—	59,005	73,022
Assets associated with discontinued operations, not sold	9,183	134,660	129,869
Total	$642,376	$677,102	$663,988

Goodwill
Infusion Services	$304,282	$265,859	$265,859
Home Health Services	33,784	33,784	33,784
PBM Services	12,744	12,744	12,744
Total	$350,810	$312,387	$312,387

NOTE 11--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One payor accounted for approximately 18%, 13% and 15% of revenue during the years ended December 31, 2012, 2011 and 2010, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin (IVIG) therapy, which represented 19%, 25% and 18% of revenue during the years ended December 31, 2012, 2011 and 2010, respectively. The revenue is related to the Infusion Services segment.

NOTE 12--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current
Federal	$(3,759)	$(167)	$299
State	(676)	(122)	91
Total current	(4,435)	(289)	390
Deferred
Federal	121	632	43,241
State	(125)	92	5,069
Total deferred	(4)	724	48,310
Total tax (benefit) provision	$(4,439)	$435	$48,700

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Reserves not currently deductible	$11,771	$16,325
Net operating loss carryforwards	16,287	13,749
Goodwill and intangibles (tax deductible)	7,278	18,377
Accrued expenses	3,055	1,705
Stock based compensation	3,717	4,087
Other	1,778	1,671
Subtotal deferred tax assets	43,886	55,914
Deferred tax liabilities:
Property basis differences	(3,144)	(3,312)
Indefinite-lived goodwill and intangibles	(11,306)	(10,673)
Less: valuation allowance	(39,727)	(52,224)
Net deferred tax liability	$(10,291)	$(10,295)

During the fourth quarter of 2010, the Company concluded that it was more likely than not that its deferred tax assets would not be realized. Accordingly, a valuation allowance of $56.2 million was recorded against all of the Company's deferred tax assets as of December 31, 2010. The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $39.7 million and $52.2 million, was required as of December 31, 2012 and 2011, respectively. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2012, the Company had federal net operating loss (“NOL”) carry forwards of approximately $49.6 million, of which $26.6 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company’s $49.6 million of Federal NOLs, $14.6 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carry forwards of approximately $97.2 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	2012	2011	2010
Tax (benefit) provision at statutory rate	$(4,473)	$4	$(6,641)
State tax (benefit) provision, net of federal taxes	(587)	36	(517)
Non-deductible transaction costs	—	—	725
Penalties	—	78	—
Change in tax contingencies	(633)	(675)	552
Valuation allowance changes affecting income tax expense	1,104	778	53,982
Other	150	214	599
Tax (benefit) provision	$(4,439)	$435	$48,700

As of December 31, 2012, the Company had $2.8 million of total gross unrecognized tax benefits, $1.1 million of which, if recognized, would favorably affect the effective income tax rate in future periods.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits balance at January 1,	$2,605	$2,869	$1,948
Gross increases for tax positions of prior years	—	—	212
Gross increases for tax positions taken in current year	636	378	1,121
Settlements with taxing authorities	—	(212)	—
Lapse of statute of limitations	(487)	(430)	(412)
Unrecognized tax benefits balance at December 31,	$2,754	$2,605	$2,869

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of operations.  As of December 31, 2012 and December 31, 2011, the Company had approximately $0.3 million and $0.4 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with Federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2012, U.S. tax returns for the years 2009 through 2012 remain subject to examination by Federal tax authorities.  Tax returns for the years 2008 through 2012 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 13--	TREASURY STOCK

During the years ended December 31, 2012, 2011 and 2010, 25,999, 25,273, and 31,467 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The Company holds a total of 2,582,520 shares of treasury stock acquired at December 31, 2012 under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

NOTE 14--	WARRANTS

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

As of December 31, 2012, 3.4 million warrants are outstanding, and none have been exercised.

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

NOTE 15--	STOCK-BASED COMPENSATION

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

As of December 31, 2012, there were 2,028,726 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of December 31, 2012, there were 1,719,528 shares that remained available under the Bioscrip/CHS Plan.

Annual Equity Grant

On March 8, 2012 and May 7, 2012 the Compensation Committee approved a grant of approximately 1.7 million NQSO awards and 0.1 million restricted stock awards to key employees, consultants and members of the board of directors consistent with the Compensation Committee's historic grant practices.

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

The Company recognized compensation expense related to stock options of $4.6 million, $3.7 million, and $3.3 million, in the years ended December 31, 2012, 2011 and 2010, respectively. Compensation expense related to acceleration of vesting for terminated employees was $0.3 million during the year ended December 31, 2012.

The fair value of each stock option award on the date of the grant was calculated using a binomial option-pricing model.  Option expense is amortized on a straight-line basis over the requisite service period with the following weighted average assumptions:

	2012	2011	2010
Expected volatility	64.8%	64.1%	63.4%
Risk-free interest rate	1.98%	3.23%	3.35%
Expected life of options	5.8 years	5.2 years	5.7 years
Dividend rate	—	—	—
Fair value of options	4.00	2.53	4.09

Stock option activity for the 2008 Plan and the BioScrip/CHS Plan through December 31, 2012 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance, December 31, 2011	5,610,361	$5.94	$4,747.2	5.4 years
Granted	2,106,500	6.79
Exercised	(1,728,186)	5.01
Forfeited and expired	(1,103,460)	8.90
Balance, December 31, 2012	4,885,215	$5.97	$23,462.8	7.8 years
Outstanding options less expected forfeitures at December 31, 2012	4,547,982	$5.96	$21,890.7	7.7 years
Exercisable at December 31, 2012	1,872,364	$5.36	$10,124.1	6.1 years

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2012, 2011 and 2010 was $4.00, $2.53, and $4.09, respectively. The total intrinsic value of options exercised during the years December 31, 2012, 2011 and 2010 was $4.4 million, $2.5 million, and $3.1 million, respectively.

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010 was $8.7 million, $3.2 million, and $4.1 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2012 expire on various dates ranging from April 2013 through November 2022. The following table outlines our outstanding and exercisable stock options as of December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.71 - $4.24	671,960	$2.81	5.99 years	608,629	$2.66
$4.42 - $6.00	902,111	4.48	8.03 years	313,151	4.60
$6.04 - $6.62	1,958,751	6.60	8.53 years	272,420	6.52
$6.65 - $7.73	944,000	7.06	8.00 years	389,769	6.83
$7.95 - $9.56	408,393	8.90	6.21 years	288,395	8.82
	4,885,215	$5.97	7.79 years	1,872,364	$5.36

As of December 31, 2011 and 2010 the exercisable portion of outstanding options was approximately 3.3 million shares and 4.0 million shares, respectively.

As of December 31, 2012 there was $7.0 million of unrecognized compensation expense related to unvested option grants.  That expense is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company recognized compensation expense related to restricted stock awards of $0.4 million, $0.5 million, and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Restricted stock award activity through December 31, 2012 was as follows:

	Restricted Stock	Weighted Average Award Date Fair Value	Weighted Average Remaining Recognition Period
Balance December 31, 2011	225,232	$3.82	0.3 years
Granted	70,000	$7.52
Awards Vested	(215,232)	$3.79
Canceled	(10,000)	$4.42
Balance December 31, 2012	70,000	$7.52	0.4 years

As of December 31, 2012, there was $0.2 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 0.4 years. The total grant date fair market value of awards vested during the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.6 million, and $0.5 million, respectively.  The total intrinsic value of restricted stock awards vested during the years December 31, 2012, 2011 and 2010 was $2.3 million, $0.5 million, and $1.5 million, respectively.

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

Stock Appreciation Rights

The Company has granted cash-based phantom stock appreciation rights, or SARs, which are independent of the Company's 2008 Equity Incentive Plan, with respect to 380,000 shares of the Company's common stock, par value $.0001 per share. The SARs will vest in three equal annual installments and will fully vest in connection with a Change of Control (as defined in the grantee's employment agreement). These SARs may be exercised, in whole or in part, to the extent each SAR has been vested and will receive in cash the amount, if any, by which the closing stock price on the exercise date exceeds the Grant Price. Upon the exercise of any SARs, as soon as practicable under the applicable Federal and state securities laws, the grantee may be required to use the net after-tax proceeds of such exercise to purchase shares of the Common Stock from the Company at the closing stock price of the Common Stock on that date and hold such shares of Common Stock for a period of not less than one year from the date of purchase, except that the grantee will not be required to purchase any shares of Common Stock if the SAR is exercised on or after a Change of Control of the Company. The grantee's right to exercise the SAR will expire on the earliest of (1) the tenth anniversary of the grant date, (2) under certain conditions as a result of termination of the grantee's employment, or (3) the date that the SAR is exercised in full.

SAR activity through December 31, 2012 was as follows:

	Stock Appreciation Right	Weighted Average Exercise Price	Weighted Average Remaining Recognition Period
Balance, December 31, 2011	300,000	5.27	2.1 years
Granted	180,000	7.85
Exercised	(66,667)	4.42
Canceled	(33,333)	4.42
Balance, December 31, 2012	380,000	6.72	1.8 years

The SARs are recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets.  Compensation expense related to the SARS for the year ended December 31, 2012 was $1.1 million. Compensation expense recorded in the year ended December 31, 2011 related to the SARs was $0.3 million.   As of December 31, 2012 there was $1.5 million of unrecognized compensation expense related to the SARs.  That expense is expected to be recognized over a weighted-average period of 1.8 years. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis. During the year ended December 31, 2012 the Company paid $0.3 million related to the exercise of SAR awards.

NOTE 16--	DEFINED CONTRIBUTION PLANS

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 50% of their salary, subject to Internal Revenue Service limits. The Company may make a discretionary matching contribution, which it elected not to do during the years ended December 31, 2012 and December 31, 2011. The Company recorded matching contributions in selling, general and administrative expenses of $2.0 million during the year ended December 31, 2010.

NOTE 17--	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenue	$155,633	$155,901	$170,365	$180,738
Gross profit	$53,522	$53,041	$58,004	$60,393
Net loss from continuing operations	$(2,023)	$(4,293)	$(605)	$(1,419)
Net (loss) income from discontinued operations	$(680)	$76,059	$(10,931)	$8,599
Net (loss) income	$(2,703)	$71,766	$(11,536)	$7,180
Basic loss per share from continuing operations	$(0.04)	$(0.07)	$(0.01)	$(0.03)
Basic income (loss) per share from discontinued operations	$(0.01)	$1.35	$(0.19)	$0.15
Basic (loss) income per share	$(0.05)	$1.28	$(0.20)	$0.12
Diluted loss per share from continuing operations	$(0.04)	$(0.07)	$(0.01)	$(0.03)
Diluted income (loss) per share from discontinued operations	$(0.01)	$1.35	$(0.19)	$0.15
Diluted (loss) income per share	$(0.05)	$1.28	$(0.20)	$0.12
2011
Revenue	$130,837	$131,575	$133,830	$158,264
Gross profit	$51,352	$51,830	$53,635	$58,598
Net (loss) income from continuing operations	$(1,015)	$(1,640)	$(334)	$2,565
Net income (loss) from discontinued operations	$3,956	$(686)	$882	$4,144
Net income (loss)	$2,941	$(2,326)	$548	$6,709
Basic (loss) income per share from continuing operations	$(0.02)	$(0.03)	$(0.01)	$0.05
Basic income (loss) per share from discontinued operations	$0.07	$(0.01)	$0.02	$0.07
Basic income (loss) per share	$0.05	$(0.04)	$0.01	$0.12
Diluted (loss) income per share from continuing operations	$(0.02)	$(0.03)	$(0.01)	$0.05
Diluted income (loss) per share from discontinued operations	$0.07	$(0.01)	$0.02	$0.07
Diluted income (loss) per share	$0.05	$(0.04)	$0.01	$0.12

NOTE 18--	SUBSEQUENT EVENTS

Subsequent to December 31, 2012, we acquired 100 percent of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation (“HomeChoice”) pursuant to that Stock Purchase Agreement dated December 12, 2012 (the “Purchase Agreement”) by and among the Company, HomeChoice, DaVita HealthCare Partners Inc., a Delaware corporation and majority stockholder of HomeChoice, and the other stockholders of HomeChoice. The purchase price was $70 million, subject to adjustment based in part on the net working capital of HomeChoice at closing (the “Purchase Price”). The Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the acquisition with a combination of cash on hand and drawing on its revolving credit facility. The initial accounting for this transaction was not yet complete as of March 5. 2013.

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2012 were effective.

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
Management excluded certain elements of internal control over financial reporting pertaining to the activities of InfuScience, which we acquired on July 31, 2012, as discussed in Note 4 of Notes to Consolidated Financial Statements. InfuScience revenue represented 2.5% of our consolidated total revenue for the year ended December 31, 2012. InfuScience total assets represented 1.2% of our consolidated total assets as of December 31, 2012. Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

Based on management’s assessment of internal control over financial reporting our management believes that as of December 31, 2012, our internal control over financial reporting was effective.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting which is included herein.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2012 we closed on and continued with the resolution of our Pharmacy Services Asset Sale. Due to the size of this asset disposal, changes in operating processes have resulted in changes to our financial reporting processes. These changes have been assessed by management to ensure that there has been no adverse impact to the Company's internal control over financial reporting. Thus, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota                                                                                                           /s/ Ernst & Young LLP
March 14, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this Form 10-K. The remainder of the information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2013 in connection with our 2013 Annual Meeting of Stockholders.

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
(26) (Exhibit 4.2)
4.8	Form of Cash-only Stock Appreciation Right Agreement.	(28) (Exhibit 10.39)
10.1 Ù	MIM Corporation 1999 Cash Bonus Plan For Key Employees.	(38) (Exhibit 10.61)
10.2 Ù	Amended and Restated 2001 Incentive Stock Plan.	(11)
10.3 Ù	Amendment to the BioScrip, Inc. 2001 Incentive Stock Plan.	(32) (Exhibit 10.1)
10.4 Ù	2008 Amended and Restated Equity Incentive Plan.	(12)
10.5 Ù	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(33) (Exhibit 10.3)
10.6 Ù	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese.	(13) (Exhibit 10.51)
10.7 Ù	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese.	(14) (Exhibit 10.46)
10.8 Ù	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese.	(15) (Exhibit 10.1)
10.9 Ù	Severance Agreement, dated August 24, 2006, by and between BioScrip, Inc. and Barry A. Posner.	(16) (Exhibit 10.1)

10.10 Ù	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.	(18) (Exhibit 10.2)
10.11 Ù	Separation and Release Agreement dated as of October 6, 2011 between Barry A. Posner and BioScrip, Inc.	(34) (Exhibit 10.1)
10.12 Ù	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.1)
10.13 Ù	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.2)
10.14 Ù *	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.
10.15 Ù *	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.
10.16 Ù	Engagement Letter, dated as of January 31, 2011, by and between the Company and Mary Jane Graves.	(21) (Exhibit 10.1)
10.17 Ù	Employment Agreement, dated as of December 23, 2010, by and between BioScrip, Inc. and Richard M. Smith.	(22) (Exhibit 10.1)
10.18 Ù	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.1)
10.19 Ù	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.2)
10.20 Ù	Restrictive Covenant Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.3)
10.21 Ù	Separation Agreement dated as of November 1, 2010, by and between the Company and Richard H. Friedman.	(25) (Exhibit 10.1)
10.22	Letter of Credit Agreement dated July 8, 2009.	(19) (Exhibit 10.1)
10.23	Cash Collateral Agreement dated July 8, 2009.	(19) (Exhibit 10.2)
10.24 *
Second Amended and Restated Credit Agreement, dated as of March 17, 2011, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.

10.25	First Amendment to the Second Amended and Restated Credit Agreement	(35) (Exhibit 10.1)
10.26 *	Second Amendment to the Second Amended and Restated Credit Agreement.
10.27	Third Amendment to the Second Amended and Restated Credit Agreement	(39) (Exhibit 10.2)
10.28
Amended and Restated Security Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other guarantors from time to time party thereto, as pledgors, assignors and debtors, and Healthcare Finance Group, LLC, in its capacity as collateral agent, as pledgee, assignee and secured party.
(23) (Exhibit 10.2)
10.29
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(23) (Exhibit 10.3)
10.30	Intercreditor Agreement, dated as of March 25, 2010, by and between Jefferies Finance LLC, as agent for the first priority secured parties, and AmerisourceBergen Drug Corporation.	(26) (Exhibit 10.5)
10.31 #	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation, BioScrip, Inc. and the other parties thereto.	(30) (Exhibit 10.1)
10.32	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement..	(26) (Exhibit 10.4)
10.33 #	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(27) (Exhibit 10.1)
10.34 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(36) (Exhibit 10.1)
10.35 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(37) (Exhibit 10.2)
10.36 #	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(29) (Exhibit 10.1)
10.37	Registration Rights Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and Jefferies & Company, Inc.	(26) (Exhibit 10.6)

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
101 **
The following financial information from BioScrip Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (ii) Balance Sheets as of December 31, 2012 and 2011, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Financial Statements.

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

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company's form 8-A/A dated December 4, 2002, SEC Accession No. 0001089355-02-000648.
(7)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-015184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999SEC Accession No. 0001019056-99-000413.
(10)	Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002, SEC Accession No. 0001089355-02-000316.
(11)	Incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003, SEC Accession No. 0001089355-03-000259
(12)	Incorporated by reference from the Company's definitive proxy statement for its 2010 annual meeting of stockholders filed with the Commission May 10, 2010, SEC Accession No. 0000950123-10-046953.
(13)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.
(14)
Incorporated by reference to the indicated exhibit to the Company's Annual  Report on Form 10-K filed on for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.

(15)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082.

(16)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010723.
(17)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(18)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(19)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(20)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 SEC Accession No. 0001014739-09-000031.
(21)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on February 3, 2011 SEC Accession No. 0001014739-11-000004.
(22)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K/A filed on December 30, 2010 SEC Accession No. 0000950123-10-117687.
(23)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 30, 2010 SEC Accession No. 0000950123-10-117583.
(24)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 3, 2010 SEC Accession No. 0000950123-10-110784.
(25)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on November 2, 2010 SEC Accession No. 0000950123-10-099147.
(26)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on March 31, 2010 SEC Accession No. 0000950123-10-030906.
(27)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC Accession No. 0001014739-10-000025.
(28)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, SEC Accession No. 0001014739-11-000006.
(29)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on January 26, 2012, accession No 0000950138-12-000025.
(30)	Incorporated by reference to the indicated exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, SEC Accession No. 0001014739-09-000048.
(31)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on February 3, 2012, accession No. 0001193125-12-038785.
(32)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on August 10, 2011, accession No. 0001014739-11-000033.
(33)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(34)	Incorporated by reference the exhibit indicated to the Company's current report on Form 8-K filed on October 12, 2011, accession No. 0000950138-11-000539.
(35)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 23, 2011, accession No. 0001014739-11-000022.
(36)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(37)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(38)	Incorporated by reference to the exhibit indicated to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, SEC Accession No. 0000891554-99-001010.
(39)	Incorporated by reference to the exhibit indicated to the Company's Current Report on Form 8-K filed on August 2, 2012, SEC Accession No. 0001193125-12-332145.

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2013 .

BIOSCRIP INC.

/s/ Hai Tran
Hai Tran
Chief Financial Officer, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Myron Z. Holubiak Myron Z. Holubiak	Non-Executive Chairman of the Board	March 14, 2013

/s/ Richard M. Smith Richard M. Smith	President and Chief Executive Officer (Principal Executive Officer) Director	March 14, 2013

/s/ Hai Tran Hai Tran	Chief Financial Officer and Treasurer	March 14, 2013

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 14, 2013

/s/ Samuel P. Frieder Samuel P. Frieder	Director	March 14, 2013

/s/ David R. Hubers David R. Hubers	Director	March 14, 2013

/s/ Richard L. Robbins Richard L. Robbins	Director	March 14, 2013

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 14, 2013

/s/ Gordon H. Woodward Gordon H. Woodward	Director	March 14, 2013

Bioscrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$11,504	$(14,420)	$19,337	$16,421
Year ended December 31, 2011
Allowance for doubtful accounts	$16,421	$(12,347)	$18,654	$22,728
Year ended December 31, 2012
Allowance for doubtful accounts	$22,728	$(27,482)	$26,966	$22,212

(Exhibits being filed with this Annual Report on Form 10-K)

10.14 Ù	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.
10.15 Ù	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.
10.24
Second Amended and Restated Credit Agreement, dated as of March 17, 2011, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance
Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.

10.26	Second Amendment to the Second Amended and Restated Credit Agreement.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Hai Tran pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Hai Tran pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from BioScrip Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (ii) Balance Sheets as of December 31, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Financial Statements.