Form 10-Q
period 2013-03-31
BioScrip, Inc.
filed 2013-05-09
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

On May 3, 2013, there were 67,529,494 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$62,101
Receivables, less allowance for doubtful accounts of $21,482 and $22,212 at March 31, 2013 and December 31, 2012, respectively.	158,127	129,103
Inventory	22,819	34,034
Prepaid expenses and other current assets	9,081	10,189
Total current assets	190,027	235,427
Property and equipment, net	27,767	23,721
Goodwill	414,234	350,810
Intangible assets, net	19,364	17,446
Deferred financing costs	2,522	2,877
Investments in and advances to unconsolidated affiliate	10,415	10,042
Other non-current assets	1,385	2,053
Total assets	$665,714	$642,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$27,992	$953
Accounts payable	32,108	34,438
Claims payable	7,599	7,411
Amounts due to plan sponsors	16,303	18,173
Accrued interest	11,575	5,803
Accrued expenses and other current liabilities	37,580	41,491
Total current liabilities	133,157	108,269
Long-term debt, net of current portion	225,372	225,426
Deferred taxes	10,748	10,291
Other non-current liabilities	8,971	4,981
Total liabilities	378,248	348,967
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 59,695,646 and 59,600,713, respectively; shares outstanding: 57,113,126 and 57,026,957, respectively	6	6
Treasury stock, shares at cost: 2,582,520 and 2,582,520, respectively	(10,311)	(10,311)
Additional paid-in capital	390,983	388,798
Accumulated deficit	(93,212)	(85,084)
Total stockholders' equity	287,466	293,409
Total liabilities and stockholders' equity	$665,714	$642,376
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Product revenue	$150,024	$106,803
Service revenue	49,047	48,830
Total revenue	199,071	155,633

Cost of product revenue	105,533	72,326
Cost of service revenue	30,301	29,785
Total cost of revenue	135,834	102,111

Gross profit	63,237	53,522
Selling, general and administrative expenses	52,791	44,575
Bad debt expense	3,397	3,465
Acquisition and integration expenses	4,623	172
Restructuring and other expenses	1,278	387
Amortization of intangibles	2,082	879
Income from continuing operations	(934)	4,044
Interest expense, net	6,478	6,569
Loss from continuing operations before income taxes	(7,412)	(2,525)
Income tax expense (benefit)	58	(502)
Loss from continuing operations, net of income taxes	(7,470)	(2,023)
Loss from discontinued operations, net of income taxes	(658)	(680)
Net loss	$(8,128)	$(2,703)

Loss per common share:
Basic loss from continuing operations	$(0.13)	$(0.04)
Basic loss from discontinued operations	(0.01)	(0.01)
Basic loss	$(0.14)	$(0.05)

Diluted loss from continuing operations	$(0.13)	$(0.04)
Diluted loss from discontinued operations	(0.01)	(0.01)
Diluted loss	$(0.14)	$(0.05)

Weighted average common shares outstanding:
Basic	57,047	55,307
Diluted	57,047	55,307

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,128)	$(2,703)
Less: loss from discontinued operations, net of income taxes	(658)	(680)
Loss from continuing operations, net of income taxes	(7,470)	(2,023)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	2,459	1,931
Amortization of intangibles	2,082	879
Amortization of deferred financing costs	356	284
Change in deferred income tax	457	(300)
Compensation under stock-based compensation plans	1,973	966
Loss on disposal of fixed assets	13	23
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	(16,526)	(16,761)
Inventory	13,199	4,215
Prepaid expenses and other assets	2,487	4,238
Accounts payable	(2,822)	5,587
Claims payable	187	(6,598)
Amounts due to plan sponsors	(4,140)	(874)
Accrued expenses and other liabilities	(4,445)	4,557
Net cash used in operating activities from continuing operations	(12,190)	(3,876)
Net cash (used in) provided by operating activities from discontinued operations	(658)	6,401
Net cash (used in) provided by operating activities	(12,848)	2,525
Cash flows from investing activities:
Purchases of property and equipment, net	(3,655)	(1,547)
Cash consideration paid for acquisitions, net of cash acquired	(72,325)	—
Cash consideration paid to DS Pharmacy	—	(2,935)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	(900)	—
Net cash used in investing activities from continuing operations	(76,880)	(4,482)
Net cash provided by investing activities from discontinued operations	—	2,741
Net cash used in investing activities	(76,880)	(1,741)
Cash flows from financing activities:
Borrowings on line of credit	214,145	481,151
Repayments on line of credit	(187,092)	(483,224)
Repayments of capital leases	(68)	(35)
Net proceeds from exercise of employee stock compensation plans	642	1,324
Net cash provided by (used in) financing activities	27,627	(784)
Net change in cash and cash equivalents	(62,101)	—
Cash and cash equivalents - beginning of period	62,101	—
Cash and cash equivalents - end of period	$—	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$322	$1,241
Cash paid during the period for income taxes	$(6)	$197
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$—	$20

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2012 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013. The accounting policies followed for interim financial reporting are similar to those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

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
At March 31, 2013, the Company had an affiliate equity investment in a variable interest entity that has developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company concluded that the entity is a variable interest entity because the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties. The Company determined that it is not the primary beneficiary as power to direct the activities that most significantly impact economic performance of the entity is held by another stakeholder, and therefore does not consolidate the entity. The Company's investment in this variable interest entity is recorded in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting. Subsequent to March 31, 2013. the Company disposed of this investment. Refer to Note 16 for more information.
Acquisition and integration expenses include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems. Restructuring and other expenses include employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and other costs associated with the execution of our strategic restructuring plans; and transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. Refer to Note 16 for more information.

NOTE 2--	EARNINGS PER SHARE

Loss Per Share

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Loss from continuing operations, net of income taxes	$(7,470)	$(2,023)
Loss from discontinued operations, net of income taxes	(658)	(680)
Net loss	$(8,128)	$(2,703)

Denominator - Basic:
Weighted average number of common shares outstanding	57,047	55,307

Basic loss from continuing operations	$(0.13)	$(0.04)
Basic loss from discontinued operations	(0.01)	(0.01)
Basic loss	$(0.14)	$(0.05)

Denominator - Diluted:
Weighted average number of common shares outstanding	57,047	55,307
Common share equivalents of outstanding stock options and restricted awards	—	—
Total diluted shares outstanding	57,047	55,307

Diluted loss from continuing operations	$(0.13)	$(0.04)
Diluted loss from discontinued operations	(0.01)	(0.01)
Diluted loss	$(0.14)	$(0.05)

ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Thus, the computation of diluted shares for the three months ended March 31, 2013 and 2012 excludes the effect of 3.4 million warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months ended March 31, 2013 and 2012 excludes the effect of 6.5 million and 6.9 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

NOTE 3--	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this amendment, an entity is not required to calculate the fair value of the indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The Company adopted ASU 2012-02 on January 1, 2013. The adoption of this statement did not have a material effect on the Company's Unaudited Consolidated Financial Statements.

NOTE 4--	BUSINESS COMBINATIONS

HomeChoice Partners, Inc.

Description of the Transaction

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice") pursuant to that Stock Purchase Agreement dated December 12, 2012 (the "Purchase Agreement") by and among the Company, HomeChoice, DaVita HealthCare Partners Inc., a Delaware corporation and majority stockholder of HomeChoice, and the other stockholders of HomeChoice. The purchase price was $70 million, plus a $2.3 million purchase price adjustment based in part on the net working capital of HomeChoice at closing (the "Purchase Price"). The Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the acquisition with a combination of cash on hand and drawing on its revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Headquartered in Norfolk, VA, HomeChoice services approximately 15,000 patients annually and has fourteen infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

Assets Acquired and Liabilities Assumed

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. Due to the timing of this acquisition, these amounts are subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than a year from the acquisition date.

At March 31, 2013, there is a liability of $8.0 million recorded for the contingent increase in purchase price for HomeChoice. The fair value of the liability for contingent consideration was determined on the basis of the present value of various payout scenarios which were weighted on the basis of probability. Because the additional consideration may be earned over a two year period, $4.0 million is recorded in accrued expenses and other current liabilities and $4.0 million is recorded in other non-current liabilities.

Amounts Recognized as of Acquisition Date (in thousands)
Accounts receivable	$12,498
Inventories	1,984
Other current assets	154
Property and equipment	2,864
Identifiable intangible assets(a)	4,000
Other non-current assets	30
Current liabilities	(4,624)
Total identifiable net assets	16,906
Goodwill	63,419
Total fair value of cash and contingent consideration	$80,325

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5 mo. - 3 years	$2,000
Trademarks	23 months	1,000
Non-compete agreements	1 year	1,000
Total identifiable intangible assets acquired		$4,000

Impact of Acquisition on the Consolidated Financial Statements

The revenues of HomeChoice for the period from the acquisition date to March 31, 2013 were $10.8 million, and the loss from continuing operations was $0.8 million. The loss from continuing operations includes the effects of $0.8 million of acquisition-related costs, included in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

InfuScience, Inc.

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

Assets Acquired and Liabilities Assumed

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. These amounts are provisional and subject to change. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than a year from the acquisition date.

At March 31, 2013, there is a liability of $3.1 million recorded for the contingent increase in purchase price. The fair value of the liability for contingent consideration was determined on the present value and probability of payout. The liability is recorded in accrued expenses and other current liabilities.

Amounts Recognized as of Acquisition Date (in thousands)
Cash	$23
Accounts receivable	4,938
Inventories	586
Other current assets	371
Property and equipment	751
Identifiable intangible assets(a)	400
Other non-current assets	349
Current liabilities	(4,428)
Total identifiable net assets	2,990
Goodwill	38,429
Total fair value of cash and contingent consideration	$41,419
______________________

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
InfuScience customer relationships	5	400
Total identifiable intangible assets acquired	5	$400

Impact of Acquisition on the Consolidated Financial Statements

The revenues of InfuScience for the three months ended March 31, 2013 were $11.4 million, and the loss from continuing operations was $1.0 million. The loss from continuing operations reflects the effects of $0.1 million of acquisition-related costs, included in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

Pro Forma Impact of Business Combinations

The following table presents unaudited pro forma consolidated results of operations for the three-month periods ended March 31, 2013 and 2012, as if the HomeChoice and InfuScience acquisitions had occurred as of January 1, 2012 (in thousands except share data):

	Three Months Ended March 31,
	2013	2012
Revenues	205,163	182,458
Total net loss from continuing operations	(4,815)	(3,917)
Basic loss per share	(0.08)	(0.07)
Diluted loss per share	(0.08)	(0.07)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, HomeChoice and InfuScience. Except to the extent realized in the three-month period ended March 31, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three-month period ended March 31, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with HomeChoice and InfuScience.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the HomeChoice and InfuScience acquisitions been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following adjustments related to the acquisition (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense	$292	$1,063
Tax benefit	$(117)	$(479)
Amortization expense	$(495)	$1,304

Expenses incurred to integrate acquisitions are recorded in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems.

NOTE 5--	DISCONTINUED OPERATIONS

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
Pursuant to the terms of the Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing on May 4, 2012 (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and a subsequent purchase price payment of $15.0 million based on events related directly or indirectly to the Buyers' retention of certain business after the closing.

Similarly, the Company may be required to refund up to approximately $6.4 million of cash received to the Buyers under certain circumstances, within the 14 months period following the closing. Any gain associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. Approximately $1.3 million of these net assets remained at March 31, 2013.
As a result of the Pharmacy Services Asset Sale, the Company recognized a pretax gain of $101.6 million, net of transaction costs and other one-time charges as a result of the transaction in the year ended December 31, 2012. As of March 31, 2013 and December 31, 2012, there were accruals of $43 thousand and $134 thousand, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Other Costs	Total
Liability balance as of December 31, 2012	$45	$89	$134
Cash payments	(2)	—	(2)
Liability balance as of March 31, 2013	$43	$89	$132

In addition, the Company and its subsidiaries and certain subsidiaries of the Buyers entered into an agreement concurrently with the Asset Purchase Agreement which provided that the Company ceased to be the sole fulfillment pharmacy for customers who came through the drugstore.com website. The agreement provided for a cash payment of $3.0 million to the Company and the payment of $2.9 million to the Buyers related to contingent consideration from the Company's 2010 acquisition of the prescription pharmacy business of DS Pharmacy, both of which occurred during the three months ended March 31, 2012.

The transaction included the sale of 27 community pharmacy locations, and certain assets of three community pharmacy locations, and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations that were not transferred as part of the Pharmacy Services Asset Sale were redeployed to provide infusion pharmacy services.  On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale were as follows (in thousands):

Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three months ended March 31, 2013 and 2012, are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest expense was immaterial and $0.7 million for the three months ended March 31, 2013 and 2012, respectively, and has been allocated to discontinued operations on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business that was disposed. An immaterial amount of income tax expense was allocated to discontinued operations for the three months ended March 31, 2013 and 2012. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended March 31,
	2013	2012

Revenue	$(20)	$338,103

Gross profit	$(68)	$22,960

Operating expense	$619	$22,916

Loss from discontinued operations, net of income taxes	$(658)	$(680)

NOTE 6--	GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Infusion	$367,706	$304,282
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$414,234	$350,810

Intangible assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

		March 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	5 months - 3 years	11,300	(9,083)	2,217
Infusion trademarks	23 months - 3 years	3,600	(2,687)	913
Non-compete agreements	1 year	1,000	(166)	834
		15,900	(11,936)	3,964
		$31,300	$(11,936)	$19,364

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	6 months- 3 years	9,300	(7,447)	1,853
Infusion trademarks	3 years	2,600	(2,407)	193
		11,900	(9,854)	2,046
		$27,300	$(9,854)	$17,446

The estimated fair value of intangible assets was calculated using level 3 inputs based upon the present value of anticipated future benefits. Total amortization of intangible assets was $2.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense is expected to be the following (in thousands):

2013 (nine months)	$2,664
2014	939
2015 and beyond	361
Total	$3,964

NOTE 7--	RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses included expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. It also included other transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations ("Restructuring Phase I"). This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. In addition to addressing corporate overhead, the strategic assessment examined the Company's market strengths and opportunities and compared the Company's position to that of its competitors. As a result of the assessment, the Company focused its growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for its traditional and specialty pharmacy mail operations and community pharmacy stores. Accordingly, the Company consummated the Pharmacy Services Asset Sale relating to its traditional and specialty pharmacy mail operations and community retail pharmacy stores. During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management team commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations ("Restructuring Phase II").

The Company anticipates that additional restructuring will occur and thus significant additional charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, could impact the Company's future Consolidated Financial Statements.

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $0.3 million during the three months ended March 31, 2012. The Company did not incur restructuring expense related to Phase I during the three months ended March 31, 2013, though some amounts previously accrued were adjusted. Restructuring expenses during the three months ended March 31, 2012 consisted of approximately $0.3 million of third-party consulting costs.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.0 million in total Phase I expenses, consisting of $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions, and $1.4 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of March 31, 2013, there are restructuring accruals of $0.9 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Total
Liability balance as of December 31, 2012	$163	$20	$841	$1,024
Expenses	—	(20)	(98)	(118)
Cash payments	—	—	(31)	(31)
Liability balance as of March 31, 2013	$163	$—	$712	$875

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $0.5 million during the three months ended March 31, 2013. The Company did not incur restructuring expense related to Phase II during the three months ended March 31, 2012. Restructuring expenses for the three months ended March 31, 2013 included approximately $0.4 million of employee severance and other benefit-related costs related to workforce reductions and $0.1 million in other costs.

Since inception of Phase II of restructuring, the Company has incurred approximately $2.4 million in total expenses, consisting of $1.5 million of employee severance and other benefit-related costs related to workforce reductions, $0.3 million in third party consulting costs and $0.6 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of March 31, 2013, there are restructuring accruals of $0.7 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Liability balance as of December 31, 2012	$559	$145	$—	$704
Expenses	382	19	73	474
Cash payments	(296)	(145)	(73)	(514)
Liability balance as of March 31, 2013	$645	$19	$—	$664

Other transitional costs totaled $0.9 million and $0.1 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 8--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Computer and office equipment, including equipment acquired under capital leases	$14,976	$14,443
Software capitalized for internal use	9,939	9,939
Vehicles, including equipment acquired under capital leases	1,630	1,540
Medical equipment	17,627	16,466
Work in progress	7,178	4,315
Furniture and fixtures	3,539	3,219
Leasehold improvements	8,383	7,164
	63,272	57,086
Less: Accumulated depreciation	(35,505)	(33,365)
Property and equipment, net	$27,767	$23,721

The Company had an insignificant amount of vehicles under capital lease as of March 31, 2013 and December 31, 2012.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, for the three months ended March 31, 2013 and 2012, was $2.5 million and $1.9 million, respectively. Depreciation expense for the three months ended March 31, 2013 and 2012, included $0.4 million and $0.7 million, respectively, for costs related to software capitalized for internal use.

NOTE 9--	DEBT

As of March 31, 2013 the Company’s long-term debt consisted of the following obligations (in thousands):

Revolving credit facility	$27,053
Senior unsecured notes	225,000
Capital leases	1,311
253,364
Less - obligations maturing within one year	27,992
Long term debt - net of current portion	$225,372

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. The amendment reduced revolving commitments from $150 million to $125 million; eliminated the minimum revolving balance requirement; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modified the definition of the term “Consolidated EBITDA”. As of March 31, 2013, borrowings under the senior secured revolving credit facility totaled $27.1 million.

As of March 31, 2013, the carrying amount of the Company's senior unsecured notes was $225.0 million, and the estimate of the fair value of the senior unsecured notes, based on current market rates for debt of the same risk and maturities, was $246.4 million. The estimated fair value was calculated using level 3 inputs and was based on current market rates for debt of the same risk and maturities.

NOTE 10--	COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance will all laws, rules and regulations that affect its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company's Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company's Unaudited Consolidated Financial Statements.

Legal Settlements

In May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. During the year ended December 31, 2012, the Company entered into a final settlement under which the Company paid the states $0.6 million and the federal government $4.4 million resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2012, the Company recorded a legal settlement expense of $0.8 million related to the settlement. No related expenses were included in net income during the three months ended March 31, 2013 or 2012 in the accompanying Unaudited Consolidated Statements of Operations. As of March 31, 2013 there was no remaining liability.

The Company has accrued a liability of $2.3 million for a probable settlement related to merger and acquisition activities.  The amount is included in the acquisition and integration expense line on the Unaudited Consolidated Statements of Operations and in accrued expenses and other current liabilities on the Unaudited Consolidated Balance Sheet as of March 31, 2013. The liability is likely to be paid in the second quarter of 2013.

Leases

The Company leases its facilities and certain equipment under various operating leases with third parties. The majority of these leases contain escalation clauses that increase base rent payments based upon either the Consumer Price Index or an agreed upon schedule.

In addition, the Company utilizes capital leases agreements with third parties to obtain certain assets such as vehicles. Interest rates on capital leases are both fixed and variable and range from 3% to7%.

As of March 31, 2013, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2013 (nine months)	$5,436	$185	$5,621
2014	6,535	225	6,760
2015	5,481	192	5,673
2016	4,518	23	4,541
2017	3,815	—	3,815
2018 and thereafter	5,024	—	5,024
Total	$30,809	$625	$31,434

Rent expense for leased facilities and equipment was approximately $1.8 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively.

Purchase Commitments

As of March 31, 2013, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $27.7 million during the remainder of 2013.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 11--	OPERATING AND REPORTABLE SEGMENTS

The Company's operating and reportable segments, “Infusion Services," "Home Health Services” and “PBM Services,” reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

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

The PBM Services operating and reportable segment consists of integrated pharmacy benefit management ("PBM") services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at any of the Company's participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

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

Segment Reporting Information
(in thousands)

	Three Months Ended March 31,
	2013	2012
Results of Operations:
Revenue:
Infusion Services - product revenue	$150,024	$106,803
Infusion Services - service revenue	4,353	2,250
Total Infusion Services revenue	154,377	109,053

Home Health Services - service revenue	17,942	16,711

PBM Services - service revenue	26,752	29,869

Total revenue	$199,071	$155,633

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$12,315	$7,783
Home Health Services	883	1,080
PBM Services	6,199	6,098
Total Segment Adjusted EBITDA	19,397	14,961

Corporate overhead	(7,916)	(6,582)

Interest expense, net	(6,478)	(6,569)
Income tax benefit	(58)	502
Depreciation	(2,459)	(1,931)
Amortization of intangibles	(2,082)	(879)
Stock-based compensation expense	(1,973)	(966)
Acquisition and integration expenses	(4,623)	(172)
Restructuring and other expenses	(1,278)	(387)
Loss from continuing operations, net of income taxes	$(7,470)	$(2,023)

Supplemental Operating Data
	March 31, 2013	December 31, 2012
Total Assets:
Infusion Services	$523,857	$438,623
Home Health Services	63,280	62,403
PBM Services	30,909	36,354
Corporate unallocated, including cash and cash equivalents	45,189	95,813
Assets associated with discontinued operations, not sold	2,479	9,183
Total	$665,714	$642,376

NOTE 12--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 21% and 16% of revenue during the three months ended March 31, 2013 and 2012, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 17% and 21% of revenue during the three months ended March 31, 2013 and 2012, respectively. The revenue is related to the Infusion Services segment.

NOTE 13--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2012
Current
Federal	$(519)	$(29)
State	120	(173)
Total Current	(399)	(202)
Deferred
Federal	399	(262)
State	58	(38)
Total deferred	457	(300)
Total income tax expense (benefit)	$58	$(502)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate is as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Tax benefit at statutory rate	$(2,594)	$(884)
State tax benefit, net of Federal taxes	(47)	(103)
Change in tax contingencies	(512)	6
Valuation allowance changes affecting income tax expense	2,818	430
Transaction related costs	236	—
Officers compensation and other	157	49
Income tax expense (benefit)	$58	$(502)

NOTE 14--	STOCK-BASED COMPENSATION

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

As of March 31, 2013, there were 802,960 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of March 31, 2013, there were 1,054,528 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.4 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.2 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.4 million and $0.2 million during the three months ended March 31, 2013 and 2012, respectively.

NOTE 15--	SHELF REGISTRATION STATEMENT

The Company filed a shelf registration statement on Form S-3 on March 18, 2013 and related amendment subsequent to quarter end (see note 16, Subsequent Events) on April 2, 2013. Under the shelf registration statement, the Company, had the ability, immediately following effectiveness and prior to any offering thereunder, to raise up to $200 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants and units. In addition, selling stockholders to be named in a prospectus supplement could sell immediately following effectiveness and prior to any offering thereunder, up to an aggregate of 12,682,831 shares of the Company's common stock, and up to an aggregate of 3,400,945 shares of the Company's common stock issuable upon the exercise of the Company's outstanding warrants. The registration statement was declared effective on April 4, 2013. Subsequent to quarter end the Company completed an underwritten public offering pursuant to this shelf registration (see note 16).

NOTE 16--	SUBSEQUENT EVENTS

Stock Offering

Pursuant to the shelf registration statement on Form S-3 declared effective on April 4, 2013 (see Note 15), the Company filed a prospectus supplement on April 22, 2013, in conjunction with an Underwriting Agreement relating to a public offering of 12,500,000 shares of the Company's common stock, including 3,125,000 shares of the Company's common stock offered by certain selling stockholders, at a price to the public of $12.00 per share (the "Offering Price") less underwriting discounts and commissions and other offering expenses payable by the Company and such selling stockholders. Under the terms of the Underwriting Agreement, the underwriters fully exercised their option to purchase an additional 1,875,000 shares of common stock at the Offering Price less underwriting discounts and commissions and other offering expenses payable by the Company and such selling stockholders. On April 24, 2013, the Company completed the offering and received $118.6 million in net proceeds from the offering. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include, among other things, financing growth, both organically and through acquisitions, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

Refinancing of Existing Indebtedness

On April 16, 2013, the Company announced its intention to partially refinance its existing indebtedness with the proceeds of a new senior secured credit facility, including a revolving credit facility and a term loan, in an approximate aggregate principal amount of $325 million. The Company entered into a best efforts commitment with respect to such credit facility to be arranged and syndicated by SunTrust Robinson Humphrey, Inc., Jefferies Finance LLC and Morgan Stanley Senior Credit Funding, Inc. The Company expects to use the proceeds of such credit facility to refinance its existing asset-based revolving credit facility, to redeem its outstanding 10.25% senior unsecured notes, and to support the working capital and general corporate needs of the Company.

Disposal of Investment in Variable Interest Entity

On April 19, 2013, the Company, along with all other minority investors, closed on the sale of its affiliate equity investment in a variable interest entity (see Note 1).  At closing the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow pending any working capital adjustments that may be necessary.  Additionally, the Company will receive up to an additional $3.0 million in services or cash during the two years following close.  The sale of this equity interest will not have a material effect on the financial statements.

Employee Stock Purchase Plan

On April 2, 2013, the Company filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP was approved at the Company's 2013 Annual Meeting of Stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

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

Business Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we had a total of 90 locations in 27 states, encompassing 32 home nursing locations, and 58 home infusion locations, including two contract affiliated infusion pharmacies.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, a patient's physician. Our infusion and home health professionals, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients' specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as cancer, multiple sclerosis, organ transplants, bleeding disorders, rheumatoid arthritis, immune deficiencies and congestive heart failure.

Segments

Our segments include “Infusion Services," "Home Health Services” and “PBM Services.” These segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing performance.

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

The integrated pharmacy benefit management ("PBM") Services operating and reportable segment consists of integrated PBM services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

Strategic Assessment and Acquisitions

As a result of a strategic assessment of our business and operations, we have focused our growth on investments in the Infusion and Home Health Services segments and entered into a Pharmacy Services Asset Sale with respect to the sale of certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

We are continuing to execute our strategic plan and are investing in opportunities to maximize stockholder value going forward. We deployed the proceeds of the Pharmacy Services Asset Sale and our other assets in seeking business acquisition opportunities described below. We also paid off the balance of the line of credit following the sale and negotiated improved terms for its subsequent ongoing use.

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

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice") pursuant to that Stock Purchase Agreement dated December 12, 2012 (the "Purchase Agreement") by and among BioScrip Inc., HomeChoice, DaVita HealthCare Partners Inc., a Delaware corporation and majority stockholder of HomeChoice, and the other stockholders of HomeChoice. The purchase price was $70 million, plus a $2.3 million purchase price adjustment based in part on the net working capital of HomeChoice at closing (the "Purchase Price"). The Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. We funded the acquisition with a combination of cash on hand and drawing on our revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Headquartered in Norfolk, Virginia, HomeChoice services approximately 15,000 patients annually and has fourteen infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

In addition to considering further acquisitions, we also intend to partially refinance our existing indebtedness with the proceeds of a new senior secured credit facility, including a revolving credit facility and a term loan, in an approximate aggregate principal amount of $325 million.

Divestiture

On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") and BioScrip, Inc. and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

Pursuant to the terms of the Asset Purchase Agreement, we received a total purchase price $173.8 million during 2012. We may be required to refund up to approximately $6.4 million of the cash received to the Buyers. Any gain associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by us. Approximately $50.8 million of these net assets were converted to cash subsequent to the sale. As a result of the Pharmacy Services Asset Sale, we recognized a pretax gain of $101.6 million, net of transaction costs and other one-time charges in the year ended December 31, 2012.
The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of our operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have been redeployed to provide infusion pharmacy services.  On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was $46.7 million. None of the assets of the components of the businesses transferred remained on the accompanying Consolidated Balance Sheets as of December 31, 2012 or March 31, 2012.

The operating results associated with the Pharmacy Services Assets sold for the three months ended March 31, 2013 and 2012 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest and income tax expenses have also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended March 31,
	2013	2012

Revenue	$(20)	$338,103

Gross profit	$(68)	$22,960

Operating expense	$619	$22,916

Loss from discontinued operations, net of income taxes	$(658)	$(680)

Regulatory Matters Update

Approximately 23% of revenue for the three months ended March 31, 2013, was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

State Medicaid Programs

In 2012, increased Medicaid spending, combined with slow state revenue growth, led many states to institute measures aimed at controlling spending growth. Spending cuts have taken many forms including reducing eligibility and benefits, eliminating certain types of services, and provider reimbursement reductions. In addition, some states are moving beneficiaries to managed care programs in an effort to reduce costs.

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three months ended March 31, 2013, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.  We incurred a 4.25% reimbursement rate cut from TennCare, the state of Tennessee Medicaid program in the Home Health Services segment effective January 1, 2012. In May 2012, this rate cut was adjusted to 2.50%, which was retroactively effective beginning January 1, 2012.  These reimbursement rate cuts decreased revenue by approximately $0.2 million for the quarter ended March 31, 2013.

Many states are considering reducing rates or making other changes to their programs to cut spending in 2013. The states are in various stages of the legislative and regulatory process, including some states that have passed rate reductions. Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

States are also in the process of determining whether to expand their Medicaid programs as permitted by the Patient and Affordable Care Act ("PPACA"). We cannot predict the impact of these decisions.

Medicare

Federal efforts to reduce Medicare spending are expected to continue in 2013. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% beginning April 1, 2013.  The reductions in Medicare reimbursement could have an adverse effect on our results of operations, although the impact cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. For example, staff at CMS and Medicare administrative contractors may be reduced, which could result in delays in claims processing.

Thus far, we have been impacted by the Centers for Medicare and Medicaid Services ("CMS") rule revisions which reduced reimbursement rates applicable to the home health division of our business. In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  The 2012 final rule reduced our Home Health segment revenue and gross profit by $1.9 million on an annual basis compared to 2011.  In November 2012, CMS issued a final rule for home health agency reimbursement for 2013 that will result in a 0.01% decrease in reimbursement. We estimate that this rule will have a limited impact on revenue.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended March 31, 2013. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Results of Operations

The following discussion is based on the Unaudited Consolidated Financial Statements of the Company. It compares our results of operations for the three months ended March 31, 2013 with the prior year results of operations.

	Three Months Ended March 31, (in thousands)
	2013		2012		Change
Revenue	$199,071		$155,633		$43,438
Gross profit	$63,237	31.8%	$53,522	34.4%	$9,715
Income from continuing operations	$(934)	(0.5)%	$4,044	2.6%	$(4,978)
Interest expense, net	$6,478	3.3%	$6,569	4.2%	$(91)
Loss from continuing operations, before income taxes	$(7,412)	(3.7)%	$(2,525)	(1.6)%	$(4,887)
Loss from continuing operations, net of income taxes	$(7,470)	(3.8)%	$(2,023)	(1.3)%	$(5,447)
Loss from discontinued operations, net of income taxes	$(658)	(0.3)%	$(680)	(0.4)%	$22
Net loss	$(8,128)	(4.1)%	$(2,703)	(1.7)%	$(5,425)

Revenue. Revenue for the three months ended March 31, 2013 was $199.1 million compared to revenue of $155.6 million for the three months ended March 31, 2012.

Infusion segment revenue for the three months ended March 31, 2013 was $154.4 million, compared to revenue of $109.1 million for the same period in 2012, an increase of $45.3 million, or 41.5%. Product revenue increased $43.2 million, or 40.5%, mainly as a result of organic volume growth combined with $22.2 million of additional revenue related to acquisitions. Service revenue increased $2.1 million, or 93.5%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services combined with acquisition-related service revenue.

Home Health Services segment revenue for the three months ended March 31, 2013 was $17.9 million, compared to revenue of 16.7 million for the same period in 2012, an increase of 1.2 million, or 7.4%. This increase in service revenue resulted from growth in the volume of private duty nursing activity.

PBM Services segment revenue for the three months ended March 31, 2013 was $26.8 million, compared to revenue of $29.9 million for the same period in 2012, a decrease of $3.1 million, or 10.4%. This decrease in service revenue was primarily due to a decrease in discount card volume.

Gross Profit. Gross profit for the three months ended March 31, 2013 was $63.2 million compared to $53.5 million for the same period in 2012, an increase of $9.7 million, or 18.1%. The increase in gross profit dollars for the three month period was due to growth in the volume of revenue in the Infusion Services segment, due to both organic growth and acquisitions.

Gross profit as a percentage of revenue decreased to 31.8% in the three months ended March 31, 2013 from 34.4% in the three months ended March 31, 2012. The decrease for the three month period was mainly the result of the growth of Infusion Segment revenues as a percent of total revenue as the Home Health Segment and PBM Segment revenue generally have a higher gross profit percentage. Additionally, the seasonal nature of Synagis revenue growth and the increase in lower-margin chronic product sales has also impacted the overall percentage of profit to revenue.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2013 were $52.8 million, or 26.5% of total revenue, compared to $44.6 million, or 28.6% of total revenue, for the same period in 2012. The increase in SG&A was primarily due to an increase of $7.6 million in salaries and employee benefits due to volume growth in the Infusion Services segment. Operating expense as a percent of revenues declined because, as volumes in the Infusion Services segment expand, we are seeing a leveraging of our cost structure, which is reducing SG&A as a percentage of revenue.

Bad Debt Expense.  For the three months ended March 31, 2013, bad debt expense was $3.4 million, or 1.7% of revenue, compared to $3.5 million, or 2.2% of revenue, for the same period in 2012.  Bad debt expense decreased by $0.1 million during the three months ended March 31, 2013 compared to the same period in 2012 due primarily to improved collection processes.

Acquisition and Integration Expenses. During the three months ended March 31, 2013 and March 31, 2012, acquisition and integration expenses were $4.6 million and $0.2 million, respectively. These costs include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems. During the three months ended March 31, 2013 we also recorded $2.3 million for a probable settlement related to merger and acquisition activities.

Restructuring and Other Expenses. We incurred restructuring expenses of approximately $1.3 million during the three months ended March 31, 2013 and $0.4 million during the three months ended March 31, 2012. Restructuring expenses during the three months ended March 31, 2013 consisted of approximately $0.4 million of employee severance and other benefit-related costs related to workforce reductions and approximately $0.9 million of transitional costs. Restructuring expenses during the three months ended March 31, 2012 consisted of approximately $0.3 million of employee severance and other benefit-related costs related to workforce reductions, and $0.1 million of transitional costs.

Amortization of Intangibles. During the three months ended March 31, 2013, we recorded amortization of intangible assets of $2.1 million compared to $0.9 million for the prior year. The increase in amortization is due to intangible assets acquired in business combinations.

Interest Expense, Net. Net interest expense was $6.5 million for the three months ended March 31, 2013, compared to $6.6 million for the same period in 2012. Interest expense for the three months ended March 31, 2013 included $6.0 million of interest expense related to our $225.0 million of senior unsecured notes and $0.5 million related to the $125.0 million senior secured revolving credit facility.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2013 was $58 thousand on a pre-tax net loss of $7.4 million compared to a benefit of $0.5 million for the three months ended March 31, 2012 on a pre-tax net loss of $2.5 million. Our income tax expense for the three months ended March 31, 2013 reflects a tax benefit based upon statutory tax rates, which was offset primarily by a $2.8 million adjustment to deferred tax asset valuation allowances.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $0.7 million for the three months ended March 31, 2013, compared to a loss of $0.7 million for the same period in the prior year. Expenses incurred during the three months ended March 31, 2013 relate primarily to the collection of remaining accounts receivable and costs of sunsetting related systems.

Net Loss and Loss Per Share. Net loss for the three months ended March 31, 2013 was $8.1 million, or $(0.14) per diluted share. Net loss was $2.7 million, or $(0.05) per diluted share, for the same period in the preceding year.

Non-GAAP Reconciliation -- Adjusted EBITDA.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, amortization and stock-based compensation expense, and also excludes acquisition, integration, severance and other employee costs; restructuring expense; and other expenses related to our strategic assessment.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our calculation of Non-GAAP Adjusted EBITDA, as presented, may differ from similarly titled measures reported by other companies. We encourage investors to review these reconciliations. and we qualify our use of non-GAAP financial measures with cautionary statements as to their limitations.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$12,315	$7,783
Home Health Services	883	1,080
PBM Services	6,199	6,098
Total Segment Adjusted EBITDA	19,397	14,961
Corporate overhead	(7,916)	(6,582)
Consolidated Adjusted EBITDA	11,481	8,379
Interest expense, net	(6,478)	(6,569)
Income tax benefit	(58)	502
Depreciation	(2,459)	(1,931)
Amortization of intangibles	(2,082)	(879)
Stock-based compensation expense	(1,973)	(966)
Acquisition and integration expenses	(4,623)	(172)
Restructuring and other expenses	(1,278)	(387)
Loss from continuing operations, net of income taxes	$(7,470)	$(2,023)

Infusion Services segment Adjusted EBITDA increased during the three months ended March 31, 2013 compared to prior year mainly as a result of organic revenue growth and acquisitions. This is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for the three months ended March 31, 2013 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

Home Health Services segment Adjusted EBITDA decreased during the three months ended March 31, 2013 compared to the prior year as a result of a decrease in home health reimbursement rates from certain government payors.

PBM Services segment Adjusted EBITDA increased during the three months ended March 31, 2013 compared to the prior year due to cost efficiencies.

Non-GAAP Reconciliation -- Adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of restructuring and other expenses, certain acquisition-related charges such as transaction costs and acquisition integration expenses, amortization of intangibles, and stock-based compensation expense. We believe this provides useful information regarding the underlying performance of our business in comparison to our historical operating results. The tables below provide a reconciliation of the company's net loss from continuing operations, net of income taxes, and basic and diluted loss per common share from continuing operations as reported under GAAP to its Adjusted EPS presentation, which is a non-GAAP measure. Our calculation of Non-GAAP Adjusted EPS, as presented, may differ from similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2013 [1,3]	2012 [2,4]

Net loss from continuing operations, net of income taxes	(7,470)	(2,023)
Non-GAAP adjustments:
Restructuring and other expenses	1,278	308
Acquisition and integration expenses	4,623	137
Amortization of intangibles	2,082	699
Stock-based compensation expense	1,973	769
Non-GAAP net income (loss) from continuing operations	2,486	(110)

Loss per share from continuing operations, basic and diluted	(0.13)	(0.04)
Non-GAAP adjustments:
Restructuring and other expenses	0.02	0.01
Acquisition and integration expenses	0.08	—
Amortization of intangibles	0.04	0.01
Stock-based compensation expense	0.03	0.02
Non-GAAP earnings (loss) per share from continuing operations, basic and diluted	0.04	—

Weighted average shares outstanding, basic	57,047	55,307
Weighted average shares outstanding, diluted	58,509	55,307

1 For the three months ended March 31, 2013 non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax expense netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was zero for each, respectively

2 For the three months ended March 31, 2012, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax expense netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $79, $35, $180 and $197 respectively.

3 For the three months ended March 31, 2013, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method offset by the effect of our net operating loss carryforwards. The tax expense per basic and diluted share netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $(0.00) per share, respectively.

4 For the three months ended March 31, 2012, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax expense per basic and diluted share netted against restructuring and other expenses, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $(0.00) per share, respectively.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $12.2 million during the three months ended March 31, 2013 compared to $3.9 million provided during the three months ended March 31, 2012. This $8.3 million increase in cash used in operating activities from continuing operations compared to the prior year was primarily due to the timing of payments for accrued expenses and other current liabilities. The $7.1 million year over year reduction in cash provided by discontinued operations is due to the inclusion of operating cash flows prior to the Pharmacy Services Asset Sale in the cash flows for the three months ended March 31, 2012.

Net cash used in investing activities during the three months ended March 31, 2013 was $76.9 million compared to $4.5 million of cash used during the same period in 2012. This $72.4 million increase was related to the acquisition of HomeChoice Partners, Inc. The $2.7 million of cash provided by investing activities from discontinued operations for the three months ended March 31, 2012 resulted primarily from a one-time payment received associated with ceasing to be the sole fulfillment pharmacy for the drugstore.com website.

Net cash provided by financing activities during the three months ended March 31, 2013 was $27.6 million compared to an outflow of $0.8 million during the same period in 2012. This $28.4 million increase in net cash provided by financing activities was primarily related to drawing on the line of credit to partially fund the acquisition of HomeChoice Partners, Inc.

At March 31, 2013, we had working capital of $56.9 million compared to $127.2 million at December 31, 2012.  The $70.3 million decrease was primarily due to the cash acquisition of HomeChoice.

On July 30, 2012, we entered into an amendment to the senior secured revolving credit facility. The amendment reduced revolving commitments from $150 million to $125 million; reduced the minimum revolving balance from $30 million to zero; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modifies the definition of the term “Consolidated EBITDA”. We are in compliance with all covenants as of March 31, 2013 and as of the date of filing of this report. As of the filing of this report there was no outstanding balance on the senior secured revolving credit facility.

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

The weighted average interest rate on our short term borrowings during the three months ended March 31, 2013 and 2012 was 4.71% and 4.71%, respectively. Interest expense on short term borrowings was recorded in both continuing and discontinued operations. The interest expense associated with the discontinued operations was determined on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which was reduced.

The $225.0 million senior unsecured notes are due October 1, 2015. The interest rate on the senior unsecured notes is 10.25% and is paid semi-annually, in arrears, on April 1 and October 1 of each year.

Under the terms of the senior unsecured notes, upon a major asset sale such as the sale of our Pharmacy Services assets, we were obligated to use the sale proceeds to reduce debt under the amended and restated facility or reinvest the proceeds in the business. Subsequent to the sale, we have utilized sufficient proceeds to reduce the line of credit and to invest in Infusion Services Segment acquisitions. As such, there was no requirement for us to redeem a portion of the senior unsecured notes as of March 31, 2013.

On April 16, 2013, we announced our intention to partially refinance our existing indebtedness with the proceeds of a new senior secured credit facility, including a revolving credit facility and a term loan, in an approximate aggregate principal amount of $325 million. We entered into a best efforts commitment with respect to such credit facility to be arranged and syndicated by SunTrust Robinson Humphrey, Inc., Jefferies Finance LLC and Morgan Stanley Senior Credit Funding, Inc. We expect to use the proceeds of such credit facility to refinance our existing asset-based revolving credit facility, to redeem our outstanding 10 1/4 % senior unsecured notes, and to otherwise support our working capital and general corporate needs.

Additionally, we filed a shelf registration statement on Form S-3 on March 18, 2013, and related amendment subsequent to quarter end on April 2, 2013, that initially allowed us, immediately following effectiveness and prior to any offering thereunder, to raise up to $200.0 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants and units. In addition, certain selling stockholders could sell, immediately following effectiveness and prior to any offering thereunder, up to an aggregate of 12,682,831 shares of our common stock, and up to an aggregate of 3,400,945 shares of our common stock issuable upon the exercise of our outstanding warrants. The registration statement was declared effective on April 4, 2013. Pursuant to the effective registration statement, subsequent to quarter end, we completed an underwritten public offering of 12,500,000 shares of common stock, including 3,125,000 shares of common stock offered by certain selling stockholders, at a price of to the public of $12.00 per share (the "Offering Price"), less underwriting discounts and commissions and other offering expenses payable by us and such selling shareholders. Under the terms of the Underwriting Agreement, the underwriters fully exercised their option to purchase an additional 1,875,000 shares of our common stock at the Offering Price less underwriting discounts and commissions and other offering expenses payable by us and such selling stockholders.

On April 24, 2013, we completed the offering and received $118.6 million in net proceeds from the offering. We did not receive any proceeds from the sale of shares by the selling stock holders. We intend to use the net proceeds from the offering for general corporate purposes, which may include, among other things, financing our growth, both organically and through acquisitions, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

As of the filing of this report, we expect that cash generated from operating activities combined with the anticipated refinancing of our existing debt and the proceeds from our stock offering will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to continue exploring strategic alternatives anticipated to maximize shareholder value going forward, including reinvesting certain proceeds in the Infusion Services and Home Health Services segments. We may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

At March 31, 2013, we had Federal net operating loss (“NOL”) carry forwards of approximately $56.5 million, of which $26.0 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $14.9 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $104.1 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future as of March 31, 2013 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2013	2014-2015	2016-2017	After 2017
Long-term debt (1)	$282,720	$17,297	$265,423	$—	$—
Operating lease obligations	30,809	5,436	12,016	8,333	5,024
Capital lease obligations (1)	625	185	417	23	—
Purchase commitment	27,707	27,707	—	—	—
Total	$341,861	$50,625	$277,856	$8,356	$5,024

(1)	Includes principal and interest payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of its disclosure controls and procedures (as defined by 15d-15(c) of the Exchange Act) as of March 31, 2013. Based upon and as of the date of this evaluation, the Company's CEO and CFO have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to its management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, the Company continued with the resolution of our Pharmacy Services Asset Sale and subsequent acquisitions. Due to the size of this asset disposal and subsequent acquisitions, changes in operating processes have resulted in changes to the Company's financial reporting processes. These changes have been assessed by management to ensure that there has been no adverse impact to the Company's internal control over financial reporting. Thus, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.1
Amendment No. 1, dated as of March 8, 2013, by and between BioScrip, Inc. and Kohlberg Investors V, L.P., to the Stockholders' Agreement, dated as of January 24, 2010, by and among BioScrip, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd. (the “Stockholders' Agreement”).

10.2	Amendment No. 2, dated as of March 14, 2013, by and between BioScrip, Inc. and Kohlberg Investors V. L.P., to the Stockholders' Agreement.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the three ended March 31, 2013 and 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2013
.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer