Form 10-Q
period 2013-06-30
BioScrip, Inc.
filed 2013-08-08
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

On August 5, 2013, there were 67,779,491 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
`

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$81,641	$62,101
Receivables, less allowance for doubtful accounts of $22,175 and $22,212 at June 30, 2013 and December 31, 2012, respectively	156,741	129,103
Inventory	25,921	34,034
Prepaid expenses and other current assets	10,108	10,189
Total current assets	274,411	235,427
Property and equipment, net	31,920	23,721
Goodwill	415,324	350,810
Intangible assets, net	17,654	17,446
Deferred financing costs	3,182	2,877
Investments in and advances to unconsolidated affiliate	—	10,042
Other non-current assets	4,221	2,053
Total assets	$746,712	$642,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$178	$953
Accounts payable	41,179	34,438
Claims payable	3,848	7,411
Amounts due to plan sponsors	12,549	18,173
Accrued interest	5,766	5,803
Accrued expenses and other current liabilities	35,862	41,491
Total current liabilities	99,382	108,269
Long-term debt, net of current portion	225,317	225,426
Deferred taxes	11,314	10,291
Other non-current liabilities	9,796	4,981
Total liabilities	345,809	348,967
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 70,291,640 and 59,600,713, respectively; shares outstanding: 67,709,120 and 57,026,957, respectively	7	6
Treasury stock, shares at cost: 2,582,520 and 2,582,520, respectively	(10,311)	(10,311)
Additional paid-in capital	513,299	388,798
Accumulated deficit	(102,092)	(85,084)
Total stockholders' equity	400,903	293,409
Total liabilities and stockholders' equity	$746,712	$642,376
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenue	$150,559	$108,557	$300,583	$215,360
Service revenue	40,174	47,344	89,221	96,174
Total revenue	190,733	155,901	389,804	311,534

Cost of product revenue	102,725	75,120	208,258	147,446
Cost of service revenue	22,996	27,740	53,297	57,525
Total cost of revenue	125,721	102,860	261,555	204,971

Gross profit	65,012	53,041	128,249	106,563
Selling, general and administrative expenses	55,971	44,057	108,762	88,632
Bad debt expense	3,684	3,772	7,081	7,237
Acquisition and integration expenses	3,512	636	8,135	808
Restructuring and other expenses	1,446	988	2,724	1,375
Amortization of intangibles	1,710	878	3,792	1,757
(Loss) income from continuing operations	(1,311)	2,710	(2,245)	6,754
Interest expense, net	6,508	6,639	12,986	13,208
Loss from continuing operations before income taxes	(7,819)	(3,929)	(15,231)	(6,454)
Income tax expense (benefit)	498	364	556	(138)
Loss from continuing operations, net of income taxes	(8,317)	(4,293)	(15,787)	(6,316)
(Loss) income from discontinued operations, net of income taxes	(563)	76,059	(1,221)	75,379
Net (loss) income	$(8,880)	$71,766	$(17,008)	$69,063

Income (loss) per common share:
Basic (loss) from continuing operations	$(0.13)	$(0.07)	$(0.26)	$(0.11)
Basic (loss) income from discontinued operations	(0.01)	1.36	(0.02)	1.36
Basic (loss) income	$(0.14)	$1.29	$(0.28)	$1.25

Diluted (loss) from continuing operations	$(0.13)	$(0.07)	$(0.26)	$(0.11)
Diluted (loss) income from discontinued operations	(0.01)	1.36	(0.02)	1.36
Diluted (loss) income	$(0.14)	$1.29	$(0.28)	$1.25

Weighted average common shares outstanding:
Basic	65,025	55,746	61,058	55,143
Diluted	65,025	55,746	61,058	55,143

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(17,008)	$69,063
Less: (loss) income from discontinued operations, net of income taxes	(1,221)	75,379
(Loss) from continuing operations, net of income taxes	(15,787)	(6,316)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	5,029	3,981
Amortization of intangibles	3,792	1,757
Amortization of deferred financing costs	722	576
Change in deferred income tax	1,023	1,404
Compensation under stock-based compensation plans	5,833	2,711
Loss on disposal of fixed assets	(16)	45
Equity in net loss of unconsolidated affiliate	661	—
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	(15,141)	78,925
Inventory	10,097	(3,104)
Prepaid expenses and other assets	1,318	4,769
Accounts payable	6,219	(50,313)
Claims payable	(3,564)	(860)
Amounts due to plan sponsors	(7,893)	462
Accrued expenses and other liabilities	(13,129)	8,797
Net cash (used in) provided by operating activities from continuing operations	(20,836)	42,834
Net cash (used in) operating activities from discontinued operations	(1,221)	(21,195)
Net cash (used in) provided by operating activities	(22,057)	21,639
Cash flows from investing activities:
Purchases of property and equipment, net	(11,014)	(3,682)
Proceeds from sales of property and equipment	234	—
Cash consideration paid for acquisitions, net of cash acquired	(72,921)	(466)
Net cash proceeds from sale of unconsolidated affiliate	8,509	—
Cash advances to unconsolidated affiliate	(2,348)	—
Cash consideration paid to DS Pharmacy	—	(2,935)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	—	(7,100)
Net cash used in investing activities from continuing operations	(77,540)	(14,183)
Net cash provided by investing activities from discontinued operations	—	161,499
Net cash (used in) provided by investing activities	(77,540)	147,316
Cash flows from financing activities:
Proceeds from public stock offering	118,570	—
Borrowings on line of credit	351,859	848,633
Repayments on line of credit	(351,859)	(882,455)
Repayments of capital leases	(884)	(2,211)
Net proceeds from exercise of common stock purchase warrants	399	—
Net proceeds from exercise of employee stock compensation plans	1,052	5,675
Surrender of stock to satisfy minimum tax withholding	—	(174)
Net cash provided by (used in) financing activities	119,137	(30,532)
Net change in cash and cash equivalents	19,540	138,423
Cash and cash equivalents - beginning of period	62,101	—
Cash and cash equivalents - end of period	$81,641	$138,423
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,327	$13,641
Cash paid during the period for income taxes	$235	$313
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$—	$20

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company had an affiliate equity investment in a variable interest entity that developed a platform to facilitate the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company's investment in this variable interest entity was recorded in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting.
On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  At closing the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow pending any working capital adjustments that may be necessary.  The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. At June 30, 2013, a receivable of $2.1 million is included in other non-current assets in the accompanying consolidated balance sheet.
Acquisition and integration expenses include legal and financial advisory fees associated with acquisitions; and integration costs to convert acquired entities to common policies, procedures, and information systems. Restructuring and other expenses include employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and other costs associated with the execution of our strategic restructuring plans; and transitional costs such as training, redundant salaries, and retention bonuses for certain personnel.

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
Certain prior period amounts related to restructuring and other expenses have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. Refer to Notes 9 and 15 for more information.

NOTE 2--	EARNINGS PER SHARE

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations, net of income taxes	$(8,317)	$(4,293)	$(15,787)	$(6,316)
(Loss) income from discontinued operations, net of income taxes	(563)	76,059	(1,221)	75,379
Net (loss) income	$(8,880)	$71,766	$(17,008)	$69,063

Denominator - Basic:
Weighted average number of common shares outstanding	65,025	55,746	61,058	55,143

Basic loss from continuing operations	$(0.13)	$(0.07)	$(0.26)	$(0.11)
Basic (loss) income from discontinued operations	(0.01)	1.36	(0.02)	1.36
Basic (loss) income	$(0.14)	$1.29	$(0.28)	$1.25

Denominator - Diluted:
Weighted average number of common shares outstanding	65,025	55,746	61,058	55,143
Common share equivalents of outstanding stock options and restricted awards	—	—	—	—
Total diluted shares outstanding	65,025	55,746	61,058	55,143

Diluted loss from continuing operations	$(0.13)	$(0.07)	$(0.26)	$(0.11)
Diluted (loss) income from discontinued operations	(0.01)	1.36	(0.02)	1.36
Diluted (loss) income	$(0.14)	$1.29	$(0.28)	$1.25

ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and six months ended June 30, 2013 and 2012 excludes the effect of the Company's common stock purchase warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months and six months ended June 30, 2013 and 2012 excludes the effect of 6.5 million and 5.6 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

NOTE 3--	STOCKHOLDERS' EQUITY

Stock Offering
The Company filed a shelf registration statement on Form S-3 on March 18, 2013 and related amendment on April 2, 2013, which was declared effective on April 4, 2013. On April 24, 2013, the Company completed an underwritten primary public offering of 10,406,250 shares of its common stock at an offering price to the public of $12.00 per share. In addition, 3,968,750 shares of common stock were offered and sold by certain existing stockholders in an underwritten secondary offering completed on the same date and at the same offering price to the public.
Net proceeds to the Company were $118.6 million after underwriting discounts, commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. The Company used $21.0 million of the net proceeds to repay outstanding borrowings under the revolving credit facility. The Company intends to use the remaining net proceeds from the offering for (i) the acquisition of assets of CarePoint Partners Holdings, LLC and its subsidiaries, as described in Note 4 below, and (ii) for general corporate purposes, which may include, among other things, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

NOTE 4--ACQUISITIONS

CarePoint Partners Holdings LLC

On June 16, 2013, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume certain liabilities of CarePoint Partners Holdings LLC, a Delaware limited liability company ("CarePoint") and CarePoint's subsidiaries for a purchase price estimated at $213.0 million (the "CarePoint Business Purchase Price"), to be paid in cash and subject to a working capital adjustment. The CarePoint Business Purchase Price may be increased in an additional amount of $10.0 million if the CarePoint Business achieves a specified level of product gross profit within one year from the date of closing. The closing date is expected to be during the quarter ending September 30, 2013. The Company expects to fund the CarePoint Business Purchase Price with a combination of cash and debt (see Note 15 of these Financial Statements). CarePoint, headquartered in Cincinnati, Ohio, is a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint services approximately 20,500 patients annually and has 28 sites of service in nine states in the East Coast and Gulf Coast regions.

HomeChoice Partners, Inc.

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice"). The purchase price was $72.9 million at closing (the "HomeChoice Purchase Price"). The HomeChoice Purchase Price may be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the acquisition with a combination of cash and its revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to the Company's acquisition of HomeChoice, it serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

The table below summarizes the Company's preliminary assessment of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of HomeChoice. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Estimated Fair Value (in thousands)
Accounts receivable	$12,498
Inventories	1,984
Other current assets	154
Property and equipment	2,431
Identifiable intangible assets(a)	4,000
Other non-current assets	30
Current liabilities	(4,684)
Total identifiable net assets	16,413
Goodwill	64,508
Total fair value of cash and contingent consideration	$80,921

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5 mo. - 3 years	$2,000
Trademarks	23 months	1,000
Non-compete agreements	1 year	1,000
Total identifiable intangible assets acquired		$4,000

At June 30, 2013, there is a liability of $8.0 million recorded for the contingent increase in the HomeChoice Purchase Price. The fair value of the liability for contingent consideration was determined on the basis of the present value of various payout scenarios which were weighted on the basis of probability. Because the additional consideration may be earned over a two year period, $4.0 million is recorded in accrued expenses and other current liabilities and $4.0 million is recorded in other non-current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Revenues and loss from continuing operations of HomeChoice included in the accompanying Unaudited Consolidated Statements of Operations for the three months ended June 30, 2013, are revenues of $16.2 million and loss from operations $0.1 million, respectively. The results of operations included in the accompanying Unaudited Consolidated Statements of Operations for the six months ended June 30, 2013, include revenues and loss from continuing operations related to HomeChoice of $26.7 million and $0.9 million, respectively, for the period from acquisition to June 30, 2013. The loss from continuing operations for the three and six month periods ended June 30, 2013, include $0.8 million and $1.5 million of acquisition-related costs related to HomeChoice and are included in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

InfuScience, Inc.

On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. In June 2013, the Company made an additional cash payment of $1.2 million based on the achievement of expected operating results. The purchase price could increase to a total of $41.3 million based on the results of operations during the remaining 24 month period following the closing. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

The table below summarizes the Company's assessment of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of InfuScience.

Estimated Fair Value (in thousands)
Cash	$23
Accounts receivable	4,938
Inventories	586
Other current assets	371
Property and equipment	751
Identifiable intangible assets(a)	400
Other non-current assets	349
Current liabilities	(4,428)
Total identifiable net assets	2,990
Goodwill	38,429
Total fair value of cash and contingent consideration	$41,419
______________________

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5	400
Total identifiable intangible assets acquired	5	$400

At June 30, 2013, there is a liability of $1.8 million recorded for the contingent increase in purchase price. The fair value of the liability for contingent consideration was determined on the present value and probability of payout and is included in accrued expenses and other current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Revenues and loss from continuing operations included in the accompanying Unaudited Consolidated Statements of Operations for the three months ended June 30, 2013, include revenues of $11.7 million, and income from operations of $1.5 million related to the operations of InfuScience. Revenues and loss from continuing operations for the six months ended June 30, 2013, include revenues of $23.1 million and income from operations of $2.6 million related to InfuScience. The income from operations for the six months ended June 30, 2013, includes $0.1 million of costs related to the InfuScience acquisition and are included in acquisition and integration expenses in the Unaudited Consolidated Statements of Operations. Acquisition and integration expenses related to InfuScience during the three months ended June 30, 2013, were not significant.

Pro Forma Impact of Acquisitions

The following shows summarized unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012 as if the HomeChoice and InfuScience acquisitions had occurred as of January 1, 2012 (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$190,733	$182,375	$396,155	$364,833
Loss from continuing operations, net of income taxes	$(8,317)	$(5,805)	$(15,601)	$(9,762)
Basic loss per share from continuing operations	$(0.13)	$(0.11)	$(0.26)	$(0.18)
Diluted loss per share from continuing operations	$(0.13)	$(0.11)	$(0.26)	$(0.18)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, HomeChoice and InfuScience. Except to the extent realized in the three and six month periods ended June 30, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three and six month periods ended June 30, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with HomeChoice and InfuScience.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the HomeChoice and InfuScience acquisitions been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following adjustments to the historical results of the acquired entities prior to acquisition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$—	$(1,127)	$(292)	$(2,190)
Income tax benefit	$—	$685	$117	$1,183
Amortization expense	$—	$(1,023)	$496	$(2,326)

Expenses incurred to integrate acquisitions are recorded in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems.

NOTE 5--	DISCONTINUED OPERATIONS

On February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") and the Company and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail operations and community retail pharmacy stores.
Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing on May 4, 2012 (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and a subsequent purchase price payment of $15.0 million based on events related directly or indirectly to the Buyers' retention of certain business after the closing. Similarly, the Company may be required to refund up to approximately $6.4 million of cash received to the Buyers under certain circumstances, within the 14 months period following the closing. Any adjustment associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. Approximately $1.4 million of net accounts receivable and liabilities of $1.2 million related to the receivables remain at June 30, 2013.
As a result of the Pharmacy Services Asset Sale, the Company recognized a pretax gain of $101.6 million, net of transaction costs and other one-time charges as a result of the transaction in the year ended December 31, 2012. As of June 30, 2013 and December 31, 2012, there were accruals of $84 thousand and $134 thousand, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Other Costs	Total
Balance as of December 31, 2012	$45	$89	$134
Expenses	—	—	—
Cash payments	(9)	(18)	(27)
Non-cash charges	—	(23)	(23)
Balance as of June 30, 2013	$36	$48	$84

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

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three and six month periods ended June 30, 2013 and 2012, are summarized below. These results include costs related to the collection of remaining accounts receivable and costs of sunsetting related systems. Interest expense was not significant for the three and six months ended June 30, 2013 and interest expense was $0.2 million and $0.9 million for the three and six months ended June 30, 2012. Interest expense has been allocated to discontinued operations on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business that was disposed. Income tax expense of $5.1 million was allocated to discontinued operations for the three and six months ended June 30, 2012. No income tax expense was allocated to discontinued operations for the 2013 periods. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$(35)	$128,436	$(55)	$466,539

Gross profit	$(9)	$7,078	$(77)	$30,038

Gain on sale, before income taxes	$—	$101,624	$—	$101,624

Impairment costs, employee severance and other benefit-related costs and other one-time charges	$—	$(13,032)	$—	$(13,032)

Income (loss) from discontinued operations, net of income taxes	$(563)	$76,059	$(1,221)	$75,379

NOTE 6--	GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Infusion	$368,796	$304,282
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$415,324	$350,810

Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

		June 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	5 months - 3 years	11,300	(10,412)	888
Infusion trademarks	23 months - 3 years	3,600	(2,817)	783
Non-compete agreements	1 year	1,000	(417)	583
		15,900	(13,646)	2,254
		$31,300	$(13,646)	$17,654

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	6 months - 3 years	9,300	(7,447)	1,853
Infusion trademarks	3 years	2,600	(2,407)	193
		11,900	(9,854)	2,046
		$27,300	$(9,854)	$17,446

The estimated fair value of intangible assets was calculated using level 3 inputs based upon the present value of anticipated future benefits. Total amortization of intangible assets was $1.7 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $3.8 million and $1.8 million for the six months ended June 30, 2013 and 2012. Amortization expense is expected to be the following (in thousands):

2013 (six months)	$954
2014	511
2015 and beyond	789
Total	$2,254

NOTE 7--	RESTRUCTURING AND OTHER EXPENSES

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

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $0.3 million related to third-party consulting expenses during the six months ended June 30, 2012. The Company did not incur any significant restructuring expenses related to Phase I during the six months ended June 30, 2013, though some amounts previously accrued were adjusted.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.2 million in total Phase I expenses, consisting of $4.4 million of third-party consulting costs, $4.2 million of employee severance and other benefit-related costs related to workforce reductions, and $1.6 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of June 30, 2013, there are restructuring accruals of $0.8 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Total
Balance as of December 31, 2012	$163	$20	$841	$1,024
Expenses	—	(20)	31	11
Cash payments	—	—	(223)	(223)
Balance as of June 30, 2013	$163	$—	$649	$812

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $0.2 million during the three and six months ended June 30, 2012. During the three months and six months ended June 30, 2013, the Company incurred restructuring expenses of $0.2 million and $0.7 million, respectively. Restructuring expenses for the six months ended June 30, 2013 included approximately $0.5 million of employee severance and other benefit-related costs related to workforce reductions and $0.2 million in other costs.

Since inception of Phase II of restructuring, the Company has incurred approximately $2.6 million in total expenses, consisting of $1.6 million of employee severance and other benefit-related costs related to workforce reductions, $0.3 million in third party consulting costs and $0.7 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of June 30, 2013, there are restructuring accruals of $0.4 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance as of December 31, 2012	$559	$145	$—	$704
Expenses	490	19	160	669
Cash payments	(712)	(145)	(160)	(1,017)
Balance as of June 30, 2013	$337	$19	$—	$356

Other expenses include training and transitional costs, redundant salaries, certain fees associated with the Pharmacy Services Asset Sale and the Company's equity in the net loss of its unconsolidated affiliate. Other expenses totaled $1.2 million and $0.8 million for the three months ended June 30, 2013 and 2012 and $2.1 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Computer and office equipment, including equipment acquired under capital leases	$15,500	$14,443
Software capitalized for internal use	10,308	9,939
Vehicles, including equipment acquired under capital leases	1,603	1,540
Medical equipment	19,066	16,466
Work in progress	9,585	4,315
Furniture and fixtures	3,784	3,219
Leasehold improvements	9,866	7,164
	69,712	57,086
Less: Accumulated depreciation	(37,792)	(33,365)
Property and equipment, net	$31,920	$23,721

The Company had an insignificant amount of vehicles under capital lease as of June 30, 2013 and December 31, 2012.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $2.6 million and $2.1 million for the three months ended June 30, 2013 and 2012, and $5.0 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.3 million and $0.5 millionfor the three months ended June 30, 2013 and 2012, and $0.7 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9--	DEBT

As of June 30, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following obligations (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$—
10¼% senior unsecured notes	225,000	225,000
Capital leases	495	1,379
	225,495	226,379
Less: obligations maturing within one year	178	953
Long term debt - net of current portion	$225,317	$225,426

Existing Revolving Credit Facility

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. The amendment reduced revolving commitments from $150 million to $125 million; eliminated the minimum revolving balance requirement; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modified the definition of the term “Consolidated EBITDA”. There were no borrowings under the existing revolving credit facility as of

June 30, 2013. Subsequent to June 30, 2013, the Company entered into its new senior credit facilities and, in connection therewith, terminated the existing revolving credit facility (see Note 15 Subsequent Events).

10 1/4% Senior Unsecured Notes

On June 3, 2013, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of the Company's outstanding 10 1/4% senior unsecured notes due 2015 (the "Notes") to purchase any and all of the Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase.

As part of the Offer, the Company solicited consents from the holders of the Notes to amend certain provisions of the indenture governing the Notes (the "Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and other provisions included in the Indenture.

As of June 30, 2013, the carrying amount of the Notes was $225.0 million, and the estimate of the fair value of the Notes, based on current market rates for debt of the same risk and maturities, was $247.8 million. The estimated fair value was calculated using level 3 inputs and was based on current market rates for debt of the same risk and maturities.

Subsequent to June 30, 2013, the Company gave a mandatory 30-day redemption notice to holders that did not tender their Notes (See Note 15, Subsequent Events). Subsequent to June 30, 2013, the Company received consents representing approximately 56.1% in aggregate principal amount of the outstanding Notes (See Note 15, Subsequent Events). Subsequent to June 30, 2013, the also Company entered into its new senior credit facilities and, in connection therewith, the Company completed (i) the Offer and (ii) the previously announced mandatory redemption to the holders who did not tender their Notes with an aggregate cash payment of $237.2 million plus accrued but unpaid interest of $8.2 million, paid from proceeds received under its new senior secured credit facility (see Note 15, Subsequent Events).

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
Government Regulation

Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs, Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. Management strives to maintain the Company in substantial compliance with all existing laws and regulations material to the operation of its business. However, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry (for example, the efforts of employers, MCOs, third party administrators and other third party payors (collectively "Plan Sponsors") and pharmacy benefit managers to limit formularies, alter drug choice and establish limited networks of participating pharmacies), Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

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

Legal Settlements

In May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. During the year ended December 31, 2012, the Company entered into a final settlement under which the Company paid the states $0.6 million and the federal government $4.4 million resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2012, the Company recorded a legal settlement expense of $0.8 million related to the settlement. As of June 30, 2013 there was no remaining liability.

In the second quarter of 2013, the Company paid $2.3 million in connection with a settlement related to merger and acquisition activities.  The amount is included in the acquisition and integration expense line on the Unaudited Consolidated Statements of Operations.

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

As of June 30, 2013, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2013 (six months)	$3,817	$108	$3,925
2014	7,023	210	7,233
2015	5,934	177	6,111
2016	4,983	23	5,006
2017	4,301	—	4,301
2018 and thereafter	5,546	—	5,546
Total	$31,604	$518	$32,122

Rent expense for leased facilities and equipment was approximately $1.8 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.6 million and $2.9 million for the six months ended June 30, 2013 and 2012.

Purchase Commitments

As of June 30, 2013, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $21.9 million during the remainder of 2013.  These purchase commitments are made at levels expected to be used in the normal course of business.

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

The Company's chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, and transitional expenses; restructuring expense; and other expenses related to the Company's strategic assessment. Segment Adjusted EBITDA also excludes the operating losses of start-up branch locations that the Company has invested in organically rather than through acquisition. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Results of Operations:
Revenue:
Infusion Services - product revenue	$150,559	$108,557	$300,583	$215,360
Infusion Services - service revenue	5,606	2,416	9,959	4,667
Total Infusion Services revenue	156,165	110,973	310,542	220,027

Home Health Services - service revenue	18,228	16,860	36,169	33,571

PBM Services - service revenue	16,340	28,068	43,093	57,936

Total revenue	$190,733	$155,901	$389,804	$311,534

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,193	$8,026	$26,508	$15,809
Home Health Services	1,097	1,075	1,980	2,155
PBM Services	4,920	6,364	11,119	12,462
Total Segment Adjusted EBITDA	20,210	15,465	39,607	30,426

Corporate overhead	(8,132)	(6,458)	(16,048)	(13,040)

Interest expense, net	(6,508)	(6,639)	(12,986)	(13,208)
Income tax (expense) benefit	(498)	(364)	(556)	138
Depreciation	(2,570)	(2,050)	(5,029)	(3,981)
Amortization of intangibles	(1,710)	(878)	(3,792)	(1,757)
Stock-based compensation expense	(3,860)	(1,745)	(5,833)	(2,711)
Acquisition, integration, severance and other employee expenses	(3,512)	(636)	(8,135)	(808)
Restructuring and other expenses and investments	(1,737)	(988)	(3,015)	(1,375)
Loss from continuing operations, net of income taxes	$(8,317)	$(4,293)	$(15,787)	$(6,316)

Supplemental Operating Data
			June 30, 2013	December 31, 2012
Total Assets:
Infusion Services			$534,571	$438,623
Home Health Services			63,366	62,403
PBM Services			33,453	36,354
Corporate unallocated, including cash and cash equivalents			113,039	95,813
Assets associated with discontinued operations, not sold			2,283	9,183
Total			$746,712	$642,376

NOTE 12--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 20% and 18% of revenue during the three months ended June 30, 2013 and 2012, and approximately 20% and 17% during the six months ended June 30, 2013 and 2012, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 18% and 20% of revenue during the three months ended June 30, 2013 and 2012, and 18% and 21% during the six months ended June 30, 2013 and 2012, respectively. The revenue is related to the Infusion Services segment.

NOTE 13--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months and six months ended June 30, 2013 and 2012 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current
Federal	$—	$(120)	$(519)	$(149)
State	(69)	184	52	11
Total Current	(69)	64	(467)	(138)
Deferred
Federal	494	262	892	—
State	73	38	131	—
Total deferred	567	300	1,023	—
Total income tax expense (benefit)	$498	$364	$556	$(138)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax benefit at statutory rate	$(2,737)	$(1,375)	$(5,331)	$(2,258)
State tax benefit, net of Federal taxes	(180)	(223)	(227)	(364)
Change in tax contingencies	7	5	(506)	11
Valuation allowance changes affecting income tax expense	3,070	2,353	5,888	2,949
Transaction related costs	28	—	264	—
Officers compensation and other	310	(396)	468	(476)
Income tax expense (benefit)	$498	$364	$556	$(138)

NOTE 14--	STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company's Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. Under the 2008 Plan, 3,580,000 shares were originally reserved for issuance (subject to adjustment for grants made under the Company's 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof). Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors. On June 10, 2010, the Company's stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares. On May 7, 2013, the Company's stockholders approved an amendment to the 2008 Plan to increase by 300,000 shares (from 500,000 to 800,000) the number of shares in the aggregate that may be subject to awards granted to directors.

As of June 30, 2013, there were 741,325 shares that remained available for grant under the 2008 Plan.

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

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of June 30, 2013, there were 1,030,111 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.8 million and $1.5 million during the three months ended June 30, 2013 and 2012, respectively, and $3.2 million and $2.2 million during the six months ended June 30, 2013 and 2012.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $1.1 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.2 million during the six months ended June 30, 2013 and 2012.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.9 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $0.3 million during the six months ended June 30, 2013 and 2012.

Employee Stock Purchase Plan

On May 7, 2013, the Company's stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of June 30, 2013, no shares have been issued under the ESPP.

NOTE 15--	SUBSEQUENT EVENTS

Senior Secured First Lien Credit Agreement

On July 31, 2013, the Company entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc.
Advances under the Revolving Credit Facility will bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities, and will mature on July 31, 2018. Loans under the Term Loan B Facility and, if borrowed, the Delayed Draw Term Loan Facility will bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities, and shall mature on July 31, 2020. The interest rates may vary in the future depending on the Company's consolidated net leverage ratio. The Senior Credit Facilities are secured by substantially all of the Company's and its subsidiaries' assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of the Company's obligations under the Senior Credit Facilities to pay the full amount of the obligations. The Company cannot permit the consolidated net leverage ratio to exceed certain thresholds over the course of the term loans. The required maximum consolidated net leverage ratio thresholds are defined for each measurement quarter.

The proceeds of the Term Loan B Facility may be used to refinance certain existing indebtedness of the Company, including the payment of the purchase price for the Notes tendered and accepted for purchase in the Offer and the payment of the redemption price for the Notes that remain outstanding after completion of the Offer. The Delayed Draw Term Loan Facility and the Revolving Credit Facility may be used to fund a portion of the pending CarePoint Business Purchase Price and may be used for other general corporate purposes of the Company, including acquisitions, investments, capital expenditures and working capital needs.

Repurchase and Redemption of Senior Unsecured Notes
On July 19, 2013, the Company announced that it had irrevocably called for redemption on August 19, 2013 (the “Redemption Date”) all Notes that remained outstanding on the Redemption Date after completion of the Offer, at a redemption price equal to 105.125% of the principal amount of the Notes being redeemed plus accrued and unpaid interest as of the Redemption Date (the "Redemption Price").
On July 31, 2013, the Company received and accepted for purchase approximately $126.2 million aggregate principal amount of its outstanding Notes that were validly tendered by the Offer's expiration date of July 30, 2013 (the “Expiration Date”), which was the deadline for holders to submit tenders in order to receive the consent payment in connection with the Consent Solicitation that was part of the Offer. The Company received consents from holders of approximately 56.1% of the Notes as of the Expiration Date. The $133.3 million aggregate repurchase price plus accrued but unpaid interest of $4.3 million, of the Notes tendered in connection with the Offer was paid from proceeds received under the Term Loan B Facility.

The consents received from the holders of Notes were sufficient to approve the proposed amendments to the Indenture as set forth in the Company's Offer to Purchase and Consent Solicitation Statement dated June 3, 2013 and the related Letter of Transmittal and Consent, pursuant to which the Offer was made. On July 31, 2013, the Company entered into a supplemental indenture with the trustee for the Notes, giving effect to the proposed amendments to the Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the Indenture.

On July 31, 2013, the Company satisfied and discharged its obligations under the Indenture by depositing with the trustee approximately $107.8 million (the “Discharge Amount”) from proceeds received under the Term Loan B Facility. The Company instructed the trustee to hold the Discharge Amount as trust moneys pursuant to the Indenture and to pay all outstanding Notes at the Redemption Price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

This report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	our ability to complete our previously announced acquisition of the CarePoint Partners Holdings LLC home infusion business (the “CarePoint Business");

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•
our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our high level of indebtedness;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we have acquired or will acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  Important factors that could cause such differences include, among other things:

•
risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home health providers, pharmacy benefit management and home infusion providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lock-outs and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties with the completion of the acquisition of the CarePoint Business;

•	Our ability to comply with new debt covenants in any new senior secured credit facility and the increased leverage the Company would incur upon completion of the acquisition of the CarePoint Business;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in the Company's acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations;

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we have a total of 89 locations in 28 states, encompassing 33 home nursing locations, and 56 home infusion locations, including two contract affiliated infusion pharmacies.

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

On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. In June 2013, we made an additional cash payment of $1.2 million based on the achievement of expected operating results. The purchase price could increase to a total of $41.3 million based on the results of operations during the remaining 24 month period following the closing. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice"). The purchase price was $72.9 million at closing (the "HomeChoice Purchase Price"). The HomeChoice Purchase Price may also be increased in an amount up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. We funded the acquisition with a combination of cash on hand and drawing on our revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services, Prior to our acquisition of HomeChoice, it serviced approximately 15,000 patients annually and has 14 infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

On June 16, 2013, we entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume certain liabilities of CarePoint Partners Holdings LLC, a Delaware limited liability company ("CarePoint"), and CarePoint's subsidiaries for a purchase price estimated at $213.0 million (the "CarePoint Business Purchase Price"), to be paid in cash and subject to a working capital adjustment. The CarePoint Business Purchase Price may be increased an additional amount of $10.0 million if the CarePoint Business achieves a specified level of product gross profit within one year from the date of closing. The closing date is expected to be during the third quarter of 2013. We expect to fund the CarePoint Business Purchase Price with a combination of cash and debt (see Note 9 of these Financial Statements). CarePoint, headquartered in Cincinnati, Ohio, is a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint services approximately 20,500 patients annually and has 28 sites of service in nine states in the East Coast and Gulf Coast regions.

Divestiture

On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") and BioScrip, Inc. and certain subsidiaries (collectively, the "Sellers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

Pursuant to the terms of the 2012 Asset Purchase Agreement, we received a total purchase price $173.8 million during 2012. We may be required to refund up to approximately $6.4 million of the cash received to the Buyers. Any gain associated with this contingency will be recorded when the final amount retained or refunded is known. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by us. Approximately $50.8 million of these net assets were converted to cash subsequent to the sale. As a result of the Pharmacy Services Asset Sale, we recognized a pretax gain of $101.6 million, net of transaction costs and other one-time charges in the year ended December 31, 2012.
The transaction included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of our operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have been redeployed to provide infusion pharmacy services.  On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was $46.7 million. None of the assets of the components of the businesses transferred remained on the accompanying Consolidated Balance Sheets as of December 31, 2012 or June 30, 2013.

The operating results associated with the Pharmacy Services Assets sold for the three months and six months ended June 30, 2013 and 2012 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. Interest and income tax expenses have also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the 2012 Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$(35)	$128,436	$(55)	$466,539

Gross profit	$(9)	$7,078	$(77)	$30,038

Gain on sale, before income taxes	$—	$101,624	$—	$101,624

Impairment costs, employee severance and other benefit-related costs and other one-time charges	$—	$(13,032)	$—	$(13,032)

Income (loss) from discontinued operations, net of income taxes	$(563)	$76,059	$(1,221)	$75,379

Regulatory Matters Update

Approximately 27% and 25% of revenue for the three months and six months ended June 30, 2013, respectively, was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

State Medicaid Programs

Over the last several years, increased Medicaid spending, combined with slow state revenue growth, led many states to institute measures aimed at controlling spending growth. Spending cuts have taken many forms including reducing eligibility and benefits, eliminating certain types of services, and provider reimbursement reductions. In addition, some states have been moving beneficiaries to managed care programs in an effort to reduce costs.

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three months and six months ended June 30, 2013, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2013. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months ended June 30, 2013 have not been significant but the impact on future results of operations cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. For example, staff at Centers for Medicare and Medicaid Services ("CMS") and Medicare administrative contractors may be reduced, which could result in delays in claims processing.

Thus far, we have been impacted by the CMS rule revisions which reduced reimbursement rates applicable to the home health division of our business. In November 2012, CMS issued a final rule for home health agency reimbursement for 2013 that will result in a 0.01% decrease in reimbursement. We estimate that this rule will have a limited impact on revenue. In June 2013, CMS issued a proposed rule for home health agency payment for 2014. Under the proposed rule, payments would be decreased by 1.5%. We cannot predict whether the final rule to be adopted will be consistent with the proposed rule.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the six months ended June 30, 2013. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and six months ended June 30, 2013 with the prior year results of operations.

	Three Months Ended June 30, (in thousands)
	2013		2012		Change
Revenue	$190,733		$155,901		$34,832
Gross profit	$65,012	34.1%	$53,041	34.0%	$11,971
Income (loss) from continuing operations	$(1,311)	(0.7)%	$2,710	1.7%	$(4,021)
Interest expense, net	$6,508	3.4%	$6,639	4.3%	$(131)
Loss from continuing operations, before income taxes	$(7,819)	(4.1)%	$(3,929)	(2.5)%	$(3,890)
Loss from continuing operations, net of income taxes	$(8,317)	(4.4)%	$(4,293)	(2.8)%	$(4,024)
Income (loss) from discontinued operations, net of income taxes	$(563)	(0.3)%	$76,059	48.8%	$(76,622)
Net (loss) income	$(8,880)	(4.7)%	$71,766	46.0%	$(80,646)

	Six Months Ended June 30, (in thousands)
	2013		2012		Change
Revenue	$389,804		$311,534		$78,270
Gross profit	$128,249	32.9%	$106,563	34.2%	$21,686
Income (loss) from continuing operations	$(2,245)	(0.6)%	$6,754	2.2%	$(8,999)
Interest expense, net	$12,986	3.3%	$13,208	4.2%	$(222)
Loss from continuing operations, before income taxes	$(15,231)	(3.9)%	$(6,454)	(2.1)%	$(8,777)
Loss from continuing operations, net of income taxes	$(15,787)	(4.0)%	$(6,316)	(2.0)%	$(9,471)
Income (loss) from discontinued operations, net of income taxes	$(1,221)	(0.3)%	$75,379	24.2%	$(76,600)
Net (loss) income	$(17,008)	(4.4)%	$69,063	22.2%	$(86,071)

Revenue. Revenue for the three months ended June 30, 2013 was $190.7 million compared to revenue of $155.9 million for the three months ended June 30, 2012.

Infusion segment revenue for the three months ended June 30, 2013 was $156.2 million, compared to revenue of $111.0 million for the same period in 2012, an increase of $45.2 million, or 40.7%. Product revenue increased $42.0 million, or 38.7%, partly as a result of organic volume growth combined with $28.2 million of additional revenue related to acquisitions. Service revenue increased $3.2 million, or 132.0%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services combined with acquisition-related service revenue.

Home Health Services segment revenue for the three months ended June 30, 2013 was $18.2 million, compared to revenue of $16.9 million for the same period in 2012, an increase of $1.4 million, or 8.1%. This increase in service revenue resulted from growth in the volume of private duty nursing activity.

PBM Services segment revenue for the three months ended June 30, 2013 was $16.3 million, compared to revenue of $28.1 million for the same period in 2012, a decrease of $11.7 million, or 41.8%. This decrease in service revenue for the quarter was primarily due to the contract termination of a low margin funded PBM Services client effective on March 31, 2013 which reduced revenues by $8.8 million and due to a decrease in discount card revenue of $3.9 million.

Revenue for the six months ended June 30, 2013 was $389.8 million compared to $311.5 million for the six months ended June 30, 2012.

Infusion segment revenue for the six months ended June 30, 2013 was $310.5 million compared to $220.0 million for the same period in 2012, an increase of $90.5 million or 41.1%. Product revenue increased $85.2 million, or 39.6%, as a result of organic volume growth combined with $50.4 million of additional revenue related to acquisitions. Service revenue increased $5.3 million, or 113.4%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services combined with acquisition-related service revenue.

Home Health Services segment revenue for the six months ended June 30, 2013 was $36.2 million, compared to revenue of $33.6 million for the same period in 2012, an increase of $2.6 million, or 7.7%. This increase in service revenue resulted from growth in the volume of private duty nursing activity.

PBM Services segment revenue for the six months ended June 30, 2013 was $43.1 million, compared to revenue of $57.9 million for the same period in 2012, a decrease of $14.8 million, or 25.6%. This decrease in service revenue was primarily due to the contract termination of a low margin funded PBM Services client effective March 31, 2013 that reduced revenues $10.8 million and due to a decrease in discount card revenue.

Gross Profit. Gross profit for the three months ended June 30, 2013 was $65.0 million compared to $53.0 million for the same period in 2012, an increase of $12.0 million, or 22.6%. The increase in gross profit dollars for the three month period was due to growth in the volume of revenue in the Infusion Services segment partially offset by lower PBM Services gross profit. The increase in Infusion Services gross profit was due to $12.3 million related to acquisitions and $3.2 million of organic growth.

Gross profit as a percentage of revenue was 34.1% for the three months ended June 30, 2013 compared to 34.0% for the three months ended June 30, 2012 as the growth of Infusion Segment revenues as a percent of total revenue was offset by lower revenue in PBM Segment that generally has higher gross profit percentage.

Gross profit for the six months ended June 30, 2013 was $128.2 million compared to $106.6 million for the six months ended June 30, 2012, an increase of $21.7 million or 20.4%. The increase in gross profit dollars for the six month period was due to growth in the volume of revenue in the Infusion Services segment partially offset by lower PBM Services gross profit. The increase in Infusion Services gross profit was $21.2 million related to acquisitions.

Gross profit as a percentage of revenue was 32.9% for the six months ended June 30, 2013 compared to 34.2% in the same period in the prior year due to growth of lower margin Infusion Segment revenues as a percent of total revenue versus the higher margin Home Health Segment and PBM Segment revenue.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2013 were $56.0 million, or 29.3% of total revenue, compared to $44.1 million, or 28.3% of total revenue, for the same period in 2012. The increase in SG&A was primarily due to an increase in salaries and employee benefits due to volume growth in the Infusion Services segment.

SG&A expenses for the six months ended June 30, 2013 were $108.8 million or 27.9% of total revenue, compared to $88.6 million or 28.5% of total revenue for the same period in the prior year. The increase in SG&A was primarily due to an increase in salaries and employee benefits. SG&A expenses as a percent of revenues declined because, as volumes in the Infusion Services segment expand, we continue to see a leveraging of our cost structure, which is reducing SG&A as a percentage of revenue.

Bad Debt Expense.  For the three months ended June 30, 2013, bad debt expense was $3.7 million, or 1.9% of revenue, compared to $3.8 million or 2.4% of revenue, for the same period in 2012.  Bad debt expense for the six months ended June 30, 2013 was $7.1 million, or 1.8% of revenue, as compared to $7.2 million or 2.3% of revenue for the six months ended June 30, 2012. The decrease in bad debt expense between periods is due primarily to improved collection processes.

Acquisition and Integration Expenses. During the three months ended June 30, 2013 and 2012, acquisition and integration expenses were $3.5 million and $0.6 million, respectively. These costs include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems. The increase of $2.9 million is due to professional fees incurred prior to executing the CarePoint Asset Purchase Agreement and due to branch consolidation and severance costs subsequent to the closing of the HomeChoice acquisition.

Acquisition and integration expenses for the six months ended June 30, 2013 were $8.1 million compared to $0.8 million in the same period in 2012. The $7.3 million increase between periods resulted from professional fees incurred on both the HomeChoice and CarePoint acquisition agreements, branch consolidation and severance costs subsequent to the HomeChoice acquisition and a $2.3 million settlement paid related to merger and acquisition activities.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $1.4 million during the three months ended June 30, 2013 and $1.0 million during the three months ended June 30, 2012. Restructuring expenses were $.2 million during the three months ended June 30, 2013 and 2012 primarily related to employee severance and other benefit-related costs related to workforce reductions. Other expenses were $1.2 million and $.8 million during the three months ended June 30, 2013 and 2012 related to training and transitional costs.

For the six months ended June 30, 2013 and 2012, restructuring and other expenses were $2.7 million and $1.4 million, respectively. Restructuring expenses were $.7 million during the six months ended June 30, 2013 compared to $.5 million during the same period in 2012. Other expenses during the six months ended June 30, 2013 were $2.1 million related to training and transition and our equity in the net loss of an unconsolidated affiliate. For the six months ended June 30, 2012, other expenses totaled $0.9 million related to training and transition costs and employee severance costs.

Amortization of Intangibles. During the three months ended June 30, 2013, we recorded amortization of intangible assets of $1.7 million compared to $0.9 million for the prior year. Amortization expense for the six months ended June 30, 2013 was $3.8 million compared to $1.8 million for the same period in the prior year. The increase in amortization is due to intangible assets acquired in business combinations.

Interest Expense, Net. Net interest expense was $6.5 million for the three months ended June 30, 2013, compared to $6.6 million for the same period in 2012. Interest expense for the three months ended June 30, 2013 included $5.8 million of interest expense related to our $225.0 million of senior unsecured notes and $0.4 million related to the $125.0 million senior secured revolving credit facility.

For the six months ended June 30, 2013 interest expense was $13.0 million compared to $13.2 million in 2012. Interest expense for the 2013 period consists of $11.5 million related to the $225.0 million senior unsecured notes and $0.8 million related to the senior secured revolving credit facility.

Income Tax Expense (Benefit). Income tax expense for the three months ended June 30, 2013 was $0.5 million on a pre-tax net loss of $7.8 million compared to $0.4 million for the three months ended June 30, 2012 on a pre-tax net loss of $3.9 million. Our income tax expense for the three months ended June 30, 2013 reflects a tax benefit based upon statutory tax rates, which was offset primarily by a $3.1 million adjustment to deferred tax asset valuation allowances.

Income tax expense for the six months ended June 30, 2013 was $0.6 million compared to an income tax benefit of $0.1 million for the six months ended June 30, 2012. The income tax expense in 2013 results from a tax benefit of $5.3 million based on statutory rates offset by a $5.9 million adjustment related to deferred tax asset valuation allowances.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $0.6 million for the three months ended June 30, 2013, compared to income of $76.1 million for the same period in the prior year. For the six months ended June 30, 2013, the loss from discontinued operations, net of income taxes was $1.2 million compared to income of $75.4 million for the six months ended June 30, 2012. Expenses incurred during the periods in 2013 relate primarily to the collection of remaining accounts receivable and costs of sunsetting related systems. The 2012 amounts related to a pre-tax gain of $101.6 million on the Pharmacy Services Asset Sale partially offset by approximately $13.0 million of restructuring costs, transaction costs, lease abandonment costs and other one-time charges as a result of the transaction.

Net Income (Loss) and Income (Loss) Per Share. Net loss for the three months ended June 30, 2013 was $8.9 million, or $0.14 per diluted share. Net income was $71.8 million, or $1.29 per diluted share for the same period in the preceding year. Net loss for the six months ended June 30, 2013 was $17.0 million or $0.28 per diluted share compared to net income of $69.1 million or $1.25 per diluted share for the six months ended June 30, 2012.

Non-GAAP Reconciliation -- Adjusted EBITDA.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, amortization and stock-based compensation expense. Adjusted EBITDA also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

Consolidated Adjusted EBITDA and Segment Adjusted EBITDA are measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our calculation of Non-GAAP Adjusted EBITDA, as presented, may differ from similarly titled measures reported by other companies. We encourage investors to review these reconciliations and we qualify our use of non-GAAP financial measures with cautionary statements as to their limitations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,193	$8,026	$26,508	$15,809
Home Health Services	1,097	1,075	1,980	2,155
PBM Services	4,920	6,364	11,119	12,462
Total Segment Adjusted EBITDA	20,210	15,465	39,607	30,426
Corporate overhead	(8,132)	(6,458)	(16,048)	(13,040)
Consolidated Adjusted EBITDA	12,078	9,007	23,559	17,386
Interest expense, net	(6,508)	(6,639)	(12,986)	(13,208)
Income tax (expense) benefit	(498)	(364)	(556)	138
Depreciation	(2,570)	(2,050)	(5,029)	(3,981)
Amortization of intangibles	(1,710)	(878)	(3,792)	(1,757)
Stock-based compensation expense	(3,860)	(1,745)	(5,833)	(2,711)
Acquisition and integration expenses	(3,512)	(636)	(8,135)	(808)
Restructuring and other expenses and investments	(1,737)	(988)	(3,015)	(1,375)
Loss from continuing operations, net of income taxes	$(8,317)	$(4,293)	$(15,787)	$(6,316)

Infusion Services segment Adjusted EBITDA increased during the three and six months ended June 30, 2013 compared to prior year mainly as a result of organic revenue growth and acquisitions. This is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for the three months ended June 30, 2013 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

Home Health Services segment Adjusted EBITDA increased slightly during the three months ended June 30, 2013 decreased during the six months ended June 30, 2013 compared to the same periods in the prior year as a result of an increased volume offset by increases in wages, benefits and other employee costs and increases in cost allocations.

PBM Services segment Adjusted EBITDA decreased during the three and six months ended June 30, 2013 compared to the prior year due to a reduction in discount cash card volumes.

Non-GAAP Reconciliation -- Adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of amortization of intangibles and stock-based compensation expense. Adjusted EPS also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 [1,3]	2012 [2,4]	2013 [1,3]	2012 [2,4]

Net loss from continuing operations, net of income taxes	$(8,317)	$(4,293)	$(15,787)	$(6,316)
Non-GAAP adjustments:
Restructuring and other expenses and investments [5]	1,737	1,067	3,015	1,344
Acquisition and integration expenses	3,512	687	8,135	790
Amortization of intangibles	1,710	949	3,792	1,717
Stock-based compensation expense	3,860	1,885	5,833	2,650
Non-GAAP net income from continuing operations	$2,502	$295	$4,988	$185

Loss per share from continuing operations, basic and diluted	$(0.13)	$(0.07)	$(0.26)	$(0.11)
Non-GAAP adjustments:
Restructuring and other expenses and investments [5]	0.03	0.02	0.05	0.02
Acquisition and integration expenses	0.05	0.01	0.13	0.01
Amortization of intangibles	0.03	0.02	0.06	0.03
Stock-based compensation expense	0.06	0.03	0.10	0.05
Non-GAAP earnings per share from continuing operations, basic and diluted	$0.04	$0.01	$0.08	$—

Weighted average shares outstanding, basic	65,025	55,746	61,058	55,143
Weighted average shares outstanding, diluted	65,025	55,746	61,058	55,143

1 For the three and six months ended June 30, 2013 non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was zero for each, respectively.

2 For the three and six months ended June 30, 2012, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax benefit netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense for the three months ended June 30, 2012 was $79, $51, $71 and $140, respectively. For the six months ended June 30, 2012, the tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $31, $18, $40 and $61, respectively.

3 For the three and six months ended June 30, 2013, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method offset by the effect of our net operating loss carryforwards. The tax expense per basic and diluted share netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was zero per share, respectively.

4 For the three and six months ended June 30, 2012, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax benefit per basic and diluted share netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was zero for the three and six months ended June 30, 2012.

5Restructuring and other expenses and investments include costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $20.8 million during the six months ended June 30, 2013 compared to $42.8 million provided during the six months ended June 30, 2012. This $63.6 million increase in cash used in operating activities from continuing operations compared to the prior year was primarily due to a $27.6 million increase in receivables and the timing of payments for accrued expenses and other current liabilities partially offset by reduced inventory levels. The $20.0 million year over year reduction in cash used by discontinued operations is due to the inclusion of operating cash flows prior to the Pharmacy Services Asset Sale in the cash flows for the six months ended June 30, 2012.

Net cash used in investing activities during the six months ended June 30, 2013 was $77.5 million compared to $14.2 million of cash used during the same period in 2012. The 2013 amount includes $72.9 million related to the acquisition of HomeChoice partially offset by the net proceeds of $8.5 million related to the sale of our interest in an unconsolidated affiliate. Expenditures for property and equipment increased $7.3 million during the 2013 period as compared to 2012.

Net cash provided by financing activities during the six months ended June 30, 2013 was $119.1 million compared to an outflow of $30.5 million during the same period in 2012. The cash provided in 2013 includes net proceeds of $118.6 million related to our public stock offering.

At June 30, 2013, we had working capital of $175.0 million compared to $127.2 million at December 31, 2012.  The $47.9 million increase in working capital results from the net proceeds of our public stock offering offset by the cash purchase of HomeChoice.

On July 30, 2012, we entered into an amendment to our existing revolving credit facility. The amendment reduced revolving commitments from $150 million to $125 million; reduced the minimum revolving balance from $30 million to zero; increased the basket limitation for loans and advances to third parties and investments in permitted joint ventures to $60 million; removed the dollar limitation on permitted acquisitions so long as the proposed acquisition meets the pro forma and other conditions; lowered the LIBOR floor to 1.00% from 1.25%; and modifies the definition of the term “Consolidated EBITDA”. We were in compliance with all covenants as of June 30, 2013. Subsequent to June 30, 2013, we entered into our 2013 Credit Agreement (as defined below) and, in connection therewith, terminated the existing revolving credit facility.

The weighted average interest rate on our short term borrowings during the six months ended June 30, 2013 and 2012 was 4.8% and 4.7%, respectively. During 2012, interest expense on short term borrowings was recorded in both continuing and discontinued operations. The interest expense associated with the discontinued operations was determined on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business which was reduced.

Under the terms of our outstanding 10 1/4% senior unsecured notes due October 1, 2015 in the aggregate principal amount of $225.0 million (the "Notes"), upon a major asset sale such as the sale of our Pharmacy Services assets, we were obligated to use the sale proceeds to reduce debt under the existing revolving credit facility or reinvest the proceeds in the business. Subsequent to the sale, we have utilized sufficient proceeds to reduce the line of credit and to invest in Infusion Services Segment acquisitions.

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc.
Advances under the Revolving Credit Facility will bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities, and will mature on July 31, 2018. Loans under the Term Loan B Facility and, if borrowed, the Delayed Draw Term Loan Facility will bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities, and shall mature on July 31, 2020. The interest rates may vary in the future depending on our consolidated net leverage ratio. The Senior Credit Facilities are secured by substantially all of our and our subsidiaries' assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of our obligations under the Senior Credit Facilities to pay the full amount of the obligations. We cannot permit the consolidated net leverage ratio to exceed certain thresholds over the course of the term loans. The required maximum consolidated net leverage ratio thresholds are defined for each measurement quarter.

We intend to use the proceeds of the Term Loan B Facility refinance certain of our existing indebtedness, including the payment of the purchase price for the Notes tendered and accepted for purchase in the Offer and the payment of the redemption price for the Notes that remain outstanding after completion of the Offer. We intend to use the proceeds of the Delayed Draw Term Loan Facility and the Revolving Credit Facility in connection with the pending closing of the acquisition of the CarePoint Business and for our other general corporate purposes, including acquisitions, investments, capital expenditures and working capital needs.

On June 3, 2013, we commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of our Notes to purchase any and all of the Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase.

As part of the Offer, we solicited consents from the holders to amend certain provisions of the indenture governing the Notes (the "Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and other provisions included in the Indenture.

Subsequent to June 30, 2013, we gave a mandatory 30 day redemption notice on July 19, 2013 to holders that did not tender their Notes under the Offer, pursuant to which we irrevocably called for redemption on August 19, 2013 (the “Redemption Date”) all Notes that remained outstanding on the Redemption Date after completion of the Offer, at a redemption price equal to 105.125% of the principal amount of the Notes being redeemed plus accrued and unpaid interest as of the Redemption Date (the “Redemption Price”).

Subsequent to June 30, 2013, we received and accepted for purchase on July 31, 2013 approximately$126.2 million aggregate principal amount of outstanding Notes that were validly tendered by the Offer's expiration date of July 30, 2013 (the “Expiration Date”), which was the deadline for holders to submit tenders in order to receive the consent payment in connection with the Consent Solicitation that was part of the Offer. We received consents from holders of approximately 56.1% of the Notes as of the Expiration Date. The $137.6 million aggregate repurchase price of Notes tendered in connection with the Offer was paid from proceeds received under the Term Loan B Facility.

The consents received from the holders of Notes were sufficient to approve the proposed amendments to the Indenture as set forth in our Offer to Purchase and Consent Solicitation Statement dated June 3, 2013 and the related Letter of Transmittal and Consent, pursuant to which the Offer was made. On July 31, 2013, we entered into a supplemental indenture with the trustee for the Notes, giving effect to the proposed amendments to the Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the Indenture.

Subsequent to June 30, 2013, we satisfied and discharged our obligations under the Indenture on July 31, 2013 by depositing with the trustee approximately $107.8 million (the “Discharge Amount”) from proceeds received under the Term Loan B Facility. We instructed the trustee to hold the Discharge Amount as trust moneys pursuant to the Indenture and to pay all outstanding Notes at the Redemption Price.

We filed a shelf registration statement on Form S-3 on March 18, 2013 and related amendment on April 2, 2013, which was declared effective on April 4, 2013. Under the shelf registration statement, we had the ability, immediately following effectiveness and prior to any offering thereunder, to raise up to $200 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants and units. In addition, selling stockholders to be named in a prospectus supplement could sell immediately following effectiveness and prior to any offering thereunder, up to an aggregate of 12,682,831 shares of our common stock, and up to an aggregate of 3,400,945 shares of our common stock issuable upon the exercise of our outstanding common stock purchase warrants.
On April 24, 2013, pursuant to our effective shelf registration statement on Form S-3, we completed an underwritten primary public offering of 10,406,250 shares of our common stock at a offering price to the public of $12.00 per share, less underwriting discounts and commissions and other offering expenses payable by us. In addition, 3,968,750 shares of common stock were offered and sold by certain existing stockholders in an underwritten secondary offering completed on the same date and at the same offering price to the public, less underwriting discounts and commissions and other offering expenses payable by the selling stockholders.
We received net proceeds of $118.6 million after underwriting discounts, commissions and other offering expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. We used $21.0 million of the net proceeds to repay outstanding borrowings under our existing revolving credit facility. We intend to use the remaining net proceeds from the offering for (i) the acquisition of CarePoint Business, and (ii) for general corporate purposes, which may include, among other things, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.
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
At June 30, 2013, we had Federal net operating loss (“NOL”) carry forwards of approximately $61.6 million, of which $25.3 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $16.2 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $109.2 million, the majority of which will begin expiring in 2017 and later.
The following table sets forth our contractual obligations affecting cash in the future as of June 30, 2013 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2013	2014-2015	2016-2017	After 2017
Long-term debt (1)	$237,162	$237,162	$—	$—	$—
Operating lease obligations	31,605	3,817	12,958	9,284	5,546
Capital lease obligations (1)	518	108	387	23	—
Purchase commitment (2)	21,943	21,943	—	—	—
Total	$291,228	$263,030	$13,345	$9,307	$5,546

(1)	Includes principal, interest and redemption premium payments.

(2)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2013. Based upon and as of the date of this evaluation, our CEO and CFO have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2013, we continued with the resolution of our Pharmacy Services Asset Sale and subsequent acquisitions. Due to the size of this asset disposal and subsequent acquisitions, changes in operating processes have resulted in changes to our financial reporting processes. These changes have been assessed by our management to ensure that there has been no adverse impact to our internal control over financial reporting. Thus, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, are hereby incorporated by reference. Material changes to such risk factors and additional risk factors reflecting recent developments at the Company are as follows:

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy is to grow by acquiring other companies and assets in the home infusion and complementary businesses. Growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

Integration risks. We must integrate our acquisitions with our existing operations. This process includes the integration of the various components of our business (including the following) and of the businesses we have acquired or may do so in the future:

•	health care professionals and employees who are not familiar with our policies and procedures;

•	clients who may terminate their relationships with us;

•	key employees who may seek employment elsewhere;

•	patients who may elect to switch to another health care provider;

•	regulatory compliance programs; and

•	disparate operating, information and record keeping systems and technology platforms.

Integrating an acquisition could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel from day-to-day operations.

We may not be able to combine successfully the operations of recently acquired companies with our operations, and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies and business cultures. If we fail to complete ongoing integration efforts, we may never fully realize the potential benefits of the related acquisitions.

Benefits may not materialize. When evaluating potential acquisition targets, we identify potential synergies and cost savings that we expect to realize upon the successful completion of the acquisition and the integration of the related operations. We may, however, be unable to achieve or may otherwise never realize the expected benefits. Our ability to realize the expected benefits from improvements to companies we acquire are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting our industry, reductions in reimbursement rates from third party payors, reductions in service levels under our contracts, operating difficulties, client preferences, changes in competition and general economic or industry conditions. If we are unsuccessful in implementing these improvements or if we do not achieve our expected results, it may adversely impact our results of operations.

Assumptions of unknown liabilities. Companies that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with healthcare laws and regulations. We may incur material liabilities for the past activities of acquired operations. Such liabilities and related legal or other costs and/or resulting damage to our reputation could negatively impact our business through lower-than-expected operating results, charges for impairment of acquired intangible assets or otherwise.

Competing for acquisitions. We face competition for acquisition candidates primarily from other home infusion and other healthcare companies. Some of our competitors have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Accurately assessing the value of acquisition candidates is often very challenging. Also, suitable acquisitions may not be identified due to unfavorable terms.

Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for in an acquisition, the acquired entities results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases.

Improving financial results. Some of the operations we have acquired or may acquire in the future may have had significantly lower operating margins than our current operations. If we fail to improve the operating margins of the companies we acquire, operate such companies profitably or effectively integrate the operations of the acquired companies, our results of operations could be negatively impacted.

Strategic investments, relationships and alternatives involve certain risks.

In addition to acquisitions, we intend to investigate and pursue strategic investments, relationships and alternatives. Strategic investments can involve all of the risks of acquisitions, as described above. If these investments are unsuccessful, we may need to incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances. We also intend to continue to explore strategic alternatives. There is no assurance that we will be able to identify such strategic alternatives to continue to execute our strategy.

Failure to complete the acquisition of the CarePoint Business, or once completed, failure to successfully integrate the CarePoint Business, and the additional indebtedness incurred to finance the CarePoint Business acquisition, could adversely impact the price of our common stock and future business and operations.
On June 16, 2013, we entered into an Asset Purchase Agreement pursuant to which we expect to complete the acquisition of the CarePoint Business. Completion of the acquisition is not assured, and is subject to certain closing conditions described in the Asset Purchase Agreement, which is filed as an exhibit to our Current Report on Form 8-K filed on June 18, 2013. If the acquisition of the CarePoint Business is not completed for any reason, we will have incurred acquisition-related expenses without realizing the expected benefits of the transaction, and the price of our common stock may decline to the extent that the current market price reflects an assumption that the acquisition will be completed.
Our integration of the CarePoint Business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the CarePoint Business with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; managing our growth after the acquisition; retaining patients an payors; and integrating the supply chain. Even if we successfully integrate the CarePoint Business into our existing operations, there can be no assurance that we will realize the anticipated benefits of the transaction. The anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected.
We have calculated that we will receive a tax benefit of approximately $45.0 million as a consequence of our acquisition of the CarePoint Business. The tax benefit may be less than we anticipate. Additionally, even if the tax benefit is as or greater than we have calculated, we may not be able to use the full benefit of the tax benefit associated with the CarePoint Business. As such, the forecasts and projections that we have prepared may be inaccurate which could cause us to revise the guidance as to our expected future financial performance
Further, we seek to acquire the CarePoint Business with the expectation that the acquisition will result in various benefits for us including, among others, business and growth opportunities, increased revenue streams, and significant synergies from increased efficiency in operations and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand the CarePoint Business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition of the CarePoint Business.
In addition, although we investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we, as a successor owner or operator, may be liable. Also, the necessity of integrating our internal controls over financial reporting with the CarePoint Business in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 may add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal controls over financial reporting with that of the CarePoint Business on a timely basis.

The occurrence of any of the foregoing could have an adverse effect on the trading price of our stock and future business and operations.
If we consummate the acquisition of the CarePoint Business, we expect to have consolidated indebtedness that will be greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our level of indebtedness could have important consequences. For example, it may: require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, thus reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements.
Competitive bidding could reduce our volumes and profitability.

The Medicare Modernization Act of 2003 required a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. Only successful bidders are awarded contracts, and the contracts are rebid every three years. The first round of competitive bidding occurred in nine metropolitan areas around the country. The first round became effective on January 1, 2011 and did not have a material impact on our business. The second round of competitive bidding was conducted in 91 additional metropolitan statistical areas. New prices went into effect in these areas July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016. The second round of competitive bidding could have an unfavorable impact on Adjusted EBITDA of up to $1.0 million. Although we have addressed this potential impact through strategic partnerships and a small acquisition, and while we believe that over the next year we will regain any volumes lost in metropolitan areas in which we did not win the original bid, continuing expansion of the competitive bidding program will have a negative impact on our revenue if we are not a successful bidder in many or all of the metropolitan areas for the product categories we offer.

Contract renewals, or lack thereof, with key revenue sources and key business relationships could result in less favorable pricing, loss of exclusivity, and or reduced distribution and access to customers, which could have an adverse effect on our business, financial condition and results of operations.

We are renegotiating, on a rolling basis, contracts and business relationships with key revenue sources, including Third Party Payors, Plan Sponsors, network pharmacies, and discount card brokers.  Our future growth and success depends on our ability to maintain these relationships and renew such contracts on acceptable terms. However, there is no assurance that we will be able to continue to maintain these relationships which grant us access to certain customers and distribution channels. Any break in these key business relationships could result in lost contracts and reduce our access to certain customers and distribution channels.  Further, when such contracts near expiration, there is no assurance that we will be able to successfully renegotiate acceptable terms.  Any increase in pricing or loss of exclusivity could result in reduced margins. Accordingly, it is possible that our ongoing efforts to renew contracts and business relationships with such key revenue sources as Third Party Payors, Plan Sponsors, network pharmacies and discount card brokers could result in less favorable pricing. loss of exclusivity or even reduced access to customers and distribution channels, which could  have an adverse effect on our business, financial condition and results of operations. As discussed in the risk factor titled “PBM client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could adversely affect our consolidated financial statement,” contained in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, even when such contracts are renewed, they may renewed for only a short term or may be terminable on relatively short notice.

Risks Related to Indebtedness

We incurred substantial indebtedness to refinance our prior indebtedness and intend to incur substantial additional indebtedness to finance our pending acquisition of the CarePoint Business, which total indebtedness imposes operating and financial restrictions on us that, together with the resulting debt service obligations from such total indebtedness, may significantly limit our ability to execute our business strategy and may increase the risk of default under our debt obligations.

On July 31, 2013, we entered into the Senior Credit Facilities providing for (i) the Revolving Credit Facility in an aggregate principal amount of $75.0 million, (ii) the Term Loan B Facility in an aggregate principal amount of $250.0 million and (iii) the Draw Term Loan Facility in an aggregate principal amount of $150.0 million with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., as lead arrangers, SunTrust Bank as administrative agent and a syndicate of lenders. A portion of the proceeds of the loans advanced to BioScrip on the closing date of the Senior Credit Facilities were used to refinance certain existing indebtedness of BioScrip and its subsidiaries, including the repayment in full of all amounts outstanding under BioScrip's existing credit facility with Healthcare Finance Group, the payment of the purchase price for the Notes tendered and accepted for purchase the Offer and the payment of the redemption price for the Notes that remain outstanding after completion of the Offer. The proceeds of the Delayed Draw Term Loan Facility will be used to fund a portion of the purchase price for our acquisition of the CarePoint Business. The proceeds of all other loans advanced under the Senior Credit Facilities will be used to fund working capital and other general corporate purposes of BioScrip and its subsidiaries, including acquisitions, investments and capital expenditures. The Delayed Draw Term Loan Facility will be fully funded in connection with the closing of the acquisition of the CarePoint Business.

The terms of the Senior Credit Facilities require us to comply with certain financial covenants, including a maximum leverage ratio (which shall be tested to the extent that advances under the Revolving Credit Facility exceed 25% of the maximum amount able to be drawn thereunder). In addition, subject to a number of important exceptions, the Senior Credit Facilities contains certain restrictions on our ability to, among other things:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	transfer or sell assets;

•	make certain investments and loans;

•	pay dividends or distributions, redeem subordinated indebtedness, or make other restricted payments;

•	create or incur liens;

•	incur dividend or other payment restrictions affecting certain subsidiaries;

•	issue capital stock of our subsidiaries;

•	enter into hedging transactions or sale and leaseback transactions;

•	consummate a merger, consolidation or sale of all or substantially all of our assets or the assets of any of our subsidiaries; and

•	enter into transactions with affiliates.

Therefore, we may need to seek permission from our lenders in order to engage in some corporate actions. Our lenders' interests may be different from ours and we cannot guarantee that we will be able to obtain our lenders' consent when needed. If we do not comply with the restrictions and covenants in our Senior Credit Facilities, we may not be able to finance our future operations, make acquisitions or pursue business opportunities. The restrictions contained in our Senior Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Additionally, we cannot assure you that we will be able to satisfy the maximum leverage ratio in the event that such financial covenant is tested or that the lenders under the Senior Credit Facilities will waive any failure to meet that test.

A breach of any of these covenants or the inability to comply with the required financial ratio could result in a default under the Senior Credit Facilities. If any such default occurs, the lenders under the Senior Credit Facilities may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing. There can be no assurance that we will be granted waivers or amendments to the restrictions in the Senior Credit Facilities if for any reason we are unable to comply with such restrictions or that we will be able to refinance our debt on terms acceptable to us, or at all.

The lenders under the Senior Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Senior Credit Facilities could recover amounts owed to them by foreclosing against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Senior Credit Facilities, including the equity of all of BioScrip's subsidiaries.

In addition, the degree to which we may be leveraged as a result of the indebtedness incurred in connection with the acquisition of the CarePoint Business, if completed, or otherwise could:

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

We may incur substantial additional indebtedness, including additional secured indebtedness, in the future, including in connection with future acquisitions, strategic investments and strategic relationships. Although the Senior Credit Facilities contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Senior Credit Facilities permits, among other things, credit borrowings of up to $475.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in our operating cash flows resulting from changes in economic conditions, increased competition, or legislative, regulatory or other factors beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, Consolidated Financial Statements, prospects and our ability to service our debt and other obligations.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Senior Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, including our indebtedness under the Senior Credit Facilities, or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all.

A subsidiary guarantee could be voided if it constitutes a fraudulent transfer under U.S. bankruptcy or similar state law, which would prevent the lenders under the Senior Credit Facilities from relying on that subsidiary to satisfy claims.

The indebtedness outstanding under our Senior Credit Facilities is guaranteed by our domestic subsidiaries. The guarantees may be subject to review under U.S. federal bankruptcy law and comparable provisions of state fraudulent conveyance laws if a bankruptcy or another similar case or lawsuit is commenced by or on behalf of our or a guarantor subsidiary's unpaid creditors or another authorized party. Under these laws, if a court were to find that, at the time any guarantor subsidiary issued a guarantee of the indebtedness under the Senior Credit Facilities, either it issued the guarantee to delay, hinder or defraud present or future creditors or it received less than reasonably equivalent value or fair consideration for issuing the guarantee and at the time:

•	it was insolvent or rendered insolvent by reason of issuing the guarantee;

•	it was engaged, or about to engage, in a business or transaction for which its remaining unencumbered assets constituted unreasonably small capital to carry on its business;

•	it intended to incur, or believed that it would incur, debts beyond its ability to pay as they mature; or

•
it was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied, then the court could void the obligations under the guarantee, or subordinate the guarantee of the indebtedness outstanding under the Senior Credit Facilities to other debt.

We cannot be sure as to the standard that a court would use to determine whether a guarantor subsidiary was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees would not be voided or that the guarantees would not be subordinated to other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor subsidiary, the obligations of the applicable guarantor subsidiary were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor subsidiary's other debt or take other action detrimental to lenders under the Senior Credit Facilities. If a court were to void a guarantee, lenders under the Senior Credit Facilities would no longer have a claim against the guarantor subsidiary. Sufficient funds to repay amounts outstanding under the Senior Credit Facilities may not be available from other sources, including the remaining guarantor subsidiaries, if any. In addition, the court might direct the lenders under the Senior Credit Facilities to repay any amounts already received from or are attributable to the guarantor subsidiary.

Each subsidiary guarantee contains a provision intended to limit the guarantor subsidiary's liability to the maximum amount that it could incur without causing the incurrence of obligations under its subsidiary guarantee to be a fraudulent transfer. This provision may not be effective to protect the subsidiary guarantees from being voided under fraudulent transfer law.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC, the direct and indirect subsidiaries of CarePoint Partners Holdings LLC, and the members of CarePoint Partners Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 18, 2013).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-119098) declared effective on January 26, 2005).

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 10, 2010.
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 28, 2011.
4.1
Supplemental Indenture dated July 31, 2013, for 10 ¼% Senior Notes due 2015, among the Company, each of the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 1, 2013).

10.1
Indemnification Agreement dated as of April 3, 2013, by and among the Company and Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2013).

10.2	BioScrip, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2013).
10.3	Amendment to BioScrip, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 13, 2013).
10.4
Commitment Letter, dated as of June 16, 2013, among the Company, SunTrust Bank, SunTrust Robinson Humphrey, Inc., Jefferies Finance LLC, and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 18, 2013).

10.5
Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2013).

10.6
Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 1, 2013).

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
101 *
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2013.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer