Form 10-Q
period 2013-09-30
BioScrip, Inc.
filed 2013-11-12
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

On November 7, 2013, there were 68,109,366 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
`

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$62,101
Receivables, less allowance for doubtful accounts of $14,217 and $22,212 at September 30, 2013 and December 31, 2012, respectively	178,484	129,103
Inventory	30,326	34,034
Prepaid expenses and other current assets	13,308	10,189
Total current assets	222,118	235,427
Property and equipment, net	41,050	23,721
Goodwill	605,663	350,810
Intangible assets, net	34,094	17,446
Deferred financing costs	18,888	2,877
Investments in and advances to unconsolidated affiliate	—	10,042
Other non-current assets	4,487	2,053
Total assets	$926,300	$642,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$35,275	$953
Accounts payable	50,281	34,438
Claims payable	2,136	7,411
Amounts due to plan sponsors	7,802	18,173
Accrued interest	1,971	5,803
Accrued expenses and other current liabilities	36,073	41,491
Total current liabilities	133,538	108,269
Long-term debt, net of current portion	380,332	225,426
Deferred taxes	11,693	10,291
Other non-current liabilities	30,402	4,981
Total liabilities	555,965	348,967
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; shares issued: 70,570,520 and 59,600,713, respectively; shares outstanding: 67,988,000 and 57,026,957, respectively	7	6
Treasury stock, shares at cost: 2,582,520 and 2,582,520, respectively	(10,311)	(10,311)
Additional paid-in capital	516,818	388,798
Accumulated deficit	(136,179)	(85,084)
Total stockholders' equity	370,335	293,409
Total liabilities and stockholders' equity	$926,300	$642,376
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	169,011	123,361	469,594	338,721
Service revenue	39,868	47,004	129,089	143,178
Total revenue	208,879	170,365	598,683	481,899

Cost of product revenue	115,565	85,611	323,823	233,057
Cost of service revenue	24,632	26,750	77,929	84,275
Total cost of revenue	140,197	112,361	401,752	317,332

Gross profit	68,682	58,004	196,931	164,567

Selling, general and administrative expenses	57,999	46,772	166,761	135,404
Bad debt expense	3,947	3,440	11,028	10,677
Acquisition and integration expenses	4,890	998	13,025	1,806
Restructuring and other expenses	786	2,321	3,510	3,696
Amortization of intangibles	1,009	1,087	4,801	2,844
Income (loss) from continuing operations	51	3,386	(2,194)	10,140
Interest expense, net	7,182	6,497	20,168	19,705
Loss on extinguishment of debt	15,898	—	15,898	—
Loss from continuing operations before income taxes	(23,029)	(3,111)	(38,260)	(9,565)
Income tax benefit	(587)	(2,506)	(31)	(2,644)
Loss from continuing operations, net of income taxes	(22,442)	(605)	(38,229)	(6,921)
(Loss) income from discontinued operations, net of income taxes	(11,645)	(10,931)	(12,866)	64,448
Net (loss) income	$(34,087)	$(11,536)	$(51,095)	$57,527

Income (loss) per common share:
Basic (loss) from continuing operations	$(0.35)	$(0.01)	$(0.61)	$(0.12)
Basic (loss) income from discontinued operations	(0.18)	(0.19)	(0.20)	1.15
Basic (loss) income	$(0.53)	$(0.20)	$(0.81)	$1.03

Diluted (loss) from continuing operations	$(0.35)	$(0.01)	$(0.61)	$(0.12)
Diluted (loss) income from discontinued operations	(0.18)	(0.19)	(0.20)	1.15
Diluted (loss) income	$(0.53)	$(0.20)	$(0.81)	$1.03

Weighted average common shares outstanding:
Basic	67,912	56,640	63,368	56,019
Diluted	67,912	56,640	63,368	56,019

See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(51,095)	$57,527
Less: (loss) income from discontinued operations, net of income taxes	(12,866)	64,448
(Loss) from continuing operations, net of income taxes	(38,229)	(6,921)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	8,298	6,115
Amortization of intangibles	4,801	2,844
Amortization of deferred financing costs	1,410	662
Change in deferred income tax	1,402	2,164
Compensation under stock-based compensation plans	7,260	4,398
Loss on extinguishment of debt	15,898	—
Equity in net loss of unconsolidated affiliate	661	—
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	(20,021)	88,227
Inventory	8,875	(17,873)
Prepaid expenses and other assets	838	4,822
Accounts payable	8,102	(34,425)
Claims payable	(5,275)	(1,099)
Amounts due to plan sponsors	(10,372)	(3,415)
Accrued interest	(3,832)	5,737
Accrued expenses and other liabilities	(5,212)	5,615
Net cash (used in) provided by operating activities from continuing operations	(25,396)	56,851
Net cash (used in) operating activities from discontinued operations	(12,866)	(31,599)
Net cash (used in) provided by operating activities	(38,262)	25,252
Cash flows from investing activities:
Purchases of property and equipment, net	(19,929)	(5,777)
Cash consideration paid for acquisitions, net of cash acquired	(285,039)	(41,746)
Net cash proceeds from sale of unconsolidated affiliate	8,509	—
Cash advances to unconsolidated affiliate	(2,348)	—
Cash consideration paid to DS Pharmacy	—	(2,935)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	—	(7,827)
Net cash used in investing activities from continuing operations	(298,807)	(58,285)
Net cash provided by investing activities from discontinued operations	—	161,499
Net cash (used in) provided by investing activities	(298,807)	103,214
Cash flows from financing activities:
Proceeds from public stock offering	118,570	—
Proceeds from new senior credit facility, net of lender fees and other expenses	377,283	—
Repayment of 10 1/4% senior unsecured notes	(237,397)	—
Borrowings on line of credit	379,896	1,041,440
Repayments on line of credit	(364,859)	(1,105,262)
Repayments of capital leases	(809)	(3,210)
Net proceeds from exercise of common stock purchase warrants	399	—
Net proceeds from exercise of employee stock compensation plans	1,885	5,922
Surrender of stock to satisfy minimum tax withholding	—	(174)
Net cash provided by (used in) financing activities	274,968	(61,284)
Net change in cash and cash equivalents	(62,101)	67,182
Cash and cash equivalents - beginning of period	62,101	—
Cash and cash equivalents - end of period	$—	$67,182
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,598	$13,961
Cash paid during the period for income taxes	$242	$1,628
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$—	$20
See accompanying Notes to the Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2013. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Form 10-K.

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

On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  At closing the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow pending any working capital adjustments that may be necessary.  The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. As of September 30, 2013, a receivable of $2.1 million is included in other non-current assets in the accompanying Consolidated Balance Sheets.
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

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under this amendment, an entity is not required to calculate the fair value of the indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The Company adopted ASU 2012-02 on January 1, 2013. The adoption of this statement did not have a material effect on the Company's Unaudited Consolidated Financial Statements.
Certain prior period amounts related to restructuring and other expenses have been reclassified to conform to the current year presentation. Such reclassifications have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flow.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. Refer to Notes 5 and 10 for additional information.

NOTE 2--	EARNINGS PER SHARE

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations, net of income taxes	$(22,442)	$(605)	$(38,229)	$(6,921)
(Loss) income from discontinued operations, net of income taxes	(11,645)	(10,931)	(12,866)	64,448
Net (loss) income	$(34,087)	$(11,536)	$(51,095)	$57,527

Denominator - Basic:
Weighted average number of common shares outstanding	67,912	56,640	63,368	56,019

Basic loss from continuing operations	$(0.35)	$(0.01)	$(0.61)	$(0.12)
Basic (loss) income from discontinued operations	(0.18)	(0.19)	(0.20)	1.15
Basic (loss) income	$(0.53)	$(0.20)	$(0.81)	$1.03

Denominator - Diluted:
Weighted average number of common shares outstanding	67,912	56,640	63,368	56,019
Common share equivalents of outstanding stock options and restricted awards	—	—	—	—
Total diluted shares outstanding	67,912	56,640	63,368	56,019

Diluted loss from continuing operations	$(0.35)	$(0.01)	$(0.61)	$(0.12)
Diluted (loss) income from discontinued operations	(0.18)	(0.19)	(0.20)	1.15
Diluted (loss) income	$(0.53)	$(0.20)	$(0.81)	$1.03

Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and nine months ended September 30, 2013 and 2012 excludes the effect of the Company's 3.2 million common stock purchase warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months and nine months ended September 30, 2013 and 2012 excludes the effect of 6.3 million and 5.4 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

NOTE 3--	STOCKHOLDERS' EQUITY

Stock Offering
The Company filed a shelf registration statement on Form S-3 on March 18, 2013 and related amendment on April 2, 2013, which was declared effective on April 4, 2013. On April 24, 2013, the Company completed an underwritten primary public offering of 10,406,250 shares of its common stock at an offering price to the public of 12.00 per share. In addition, 3,968,750 shares of common stock were offered and sold by certain existing stockholders in an underwritten secondary offering completed on the same date and at the same offering price to the public.
Net proceeds to the Company were $118.6 million after underwriting discounts, commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. The Company used $21.0 million and approximately $61.1 million of the net proceeds to (i) repay outstanding borrowings under the revolving credit facility and (ii) fund a portion of the CarePoint Closing Consideration as described in Note 4 below, respectively. The Company used the remaining net proceeds from the offering for general corporate purposes, which included, among other things, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.
NOTE 4--ACQUISITIONS

CarePoint Partners Holdings LLC

On June 16, 2013, the Company entered into an Asset Purchase Agreement (the “CarePoint Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities that constitute the home infusion business (the “CarePoint Business”)of CarePoint Partners Holdings LLC, a Delaware limited liability company ("CarePoint") and CarePoint's subsidiaries (collectively, together with CarePoint, the “Sellers”) for an aggregate purchase price of $223.0 million in cash, subject to certain adjustments (the "CarePoint Business Purchase Price"). On August 23, 2013 (the “Closing Date”), the Company completed the acquisition of the CarePoint Business pursuant to the CarePoint Purchase Agreement (the “Closing”). The total consideration paid to the Sellers at Closing was $211.1 million paid in cash (the "Closing Consideration). The Company funded the Closing Consideration with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (as defined in Note 9 below). At Closing, the Company withheld $10.0 million (the "Holdback Payment") of the CarePoint Business Purchase Price pursuant to the CarePoint Purchase Agreement. The Sellers will be eligible to receive the Holdback Payment after the first anniversary of the Closing Date if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the Closing Date. CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. Headquartered in Cincinnati, Ohio, CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to the Company's acquisition of the CarePoint Business.

The table below summarizes the Company's preliminary assessment of the estimated fair values of the assets acquired and liabilities assumed as of the Closing Date of the acquisition of the CarePoint Business. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the Closing Date may result in retrospective adjustments to the provisional amounts recognized at the Closing Date. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Estimated Fair Value (in thousands)
Accounts receivable	$19,314
Inventories	3,184
Other current assets	1,190
Property and equipment	3,266
Identifiable intangible assets(a)	16,700
Current liabilities	(8,022)
Non-current liabilities	(2,352)
Total identifiable net assets	33,280
Goodwill	187,584
Total cash and fair value of contingent consideration	$220,864

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of the Closing Date (in thousands)
Customer relationships	2 - 4 years	$13,600
Trademarks	2 years	2,600
Non-compete agreements	5 years	500
Total identifiable intangible assets acquired		$16,700

The CarePoint transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes.

At September 30, 2013, there is a liability of $9.8 million recorded for the contingent increase in the CarePoint Business Purchase Price. The fair value of the liability for contingent consideration was determined on the basis of the present value of various payout scenarios which were weighted on the basis of probability. This contingent liability is recorded in other non-current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Revenues and income from continuing operations of CarePoint included in the accompanying Unaudited Consolidated Statements of Operations from the Closing Date through September 30, 2013 are $9.0 million and $1.7 million, respectively. The loss from continuing operations for the three months and nine months ended September 30, 2013, include $0.2 million of acquisition-related costs related to CarePoint and are included in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

HomeChoice Partners, Inc.

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice"). The cash purchase price was $72.9 million at closing (the "HomeChoice Purchase Price"). The HomeChoice Purchase Price may be increased in an amount of up to $20 million if HomeChoice reaches certain performance milestones in the two years following the closing. The Company funded the acquisition with a combination of cash and its revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to the Company's acquisition of HomeChoice, it serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

The table below summarizes the Company's current assessment of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of HomeChoice. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the HomeChoice acquisition date may result in retrospective adjustments to the provisional amounts recognized at the acquisition date. These changes could be significant. The Company will finalize these amounts no later than one year from the HomeChoice acquisition date.

Estimated Fair Value (in thousands)
Accounts receivable	$10,046
Inventories	1,984
Other current assets	154
Property and equipment	2,432
Identifiable intangible assets(a)	4,000
Other non-current assets	30
Current liabilities	(4,690)
Total identifiable net assets	13,956
Goodwill	66,965
Total cash and fair value of contingent consideration	$80,921

(a)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5 mo. - 3 years	$2,000
Trademarks	23 months	1,000
Non-compete agreements	1 year	1,000
Total identifiable intangible assets acquired		$4,000

The HomeChoice transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes.

At September 30, 2013, there is a liability of $8.0 million recorded for the contingent increase in the HomeChoice Purchase Price. The fair value of the liability for contingent consideration was determined on the basis of the present value of various payout scenarios which were weighted on the basis of probability. Because the additional consideration may be earned over a two year period, $4.0 million is recorded in accrued expenses and other current liabilities and $4.0 million is recorded in other non-current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Revenues and income from continuing operations of HomeChoice included in the accompanying Unaudited Consolidated Statements of Operations for the three months ended September 30, 2013, are $19.4 million and $1.1 million, respectively. The results of operations included in the accompanying Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2013, include revenues and income from continuing operations related to HomeChoice of $46.1 million and $0.2 million, respectively, for the period from the HomeChoice acquisition to September 30, 2013. The income from continuing operations for the three months and nine months ended September 30, 2013, include $0.7 million and $2.3 million of acquisition-related costs related to HomeChoice and are included in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.

InfuScience, Inc.

On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. To date, the Company has made additional cash payments of $1.4 million based on the achievement of expected operating results. The purchase price could increase to a total of $41.3 million based on the results of operations during the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

The table below summarizes the Company's assessment of the fair values of the assets acquired and liabilities assumed as of the acquisition date of InfuScience.

Fair Value (in thousands)
Cash	$23
Accounts receivable	4,938
Inventories	586
Other current assets	371
Property and equipment	751
Identifiable intangible assets(a)	400
Other non-current assets	349
Current liabilities	(4,428)
Total identifiable net assets	2,990
Goodwill	38,429
Total cash and fair value of contingent consideration	$41,419
______________________

(a)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5	400
Total identifiable intangible assets acquired		$400

At September 30, 2013, there is a liability of $1.1 million recorded for the contingent increase in purchase price. The fair value of the liability for contingent consideration was determined on the present value and probability of payout and is included in accrued expenses and other current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Revenues and loss from continuing operations included in the accompanying Unaudited Consolidated Statements of Operations for the three months ended September 30, 2013, include revenues of $11.3 million, and income from operations of $1.4 million related to the operations of InfuScience. Revenues and loss from continuing operations for the nine months ended September 30, 2013, include revenues of $34.4 million and income from operations of $3.9 million related to InfuScience. Revenues and loss from operations included in the accompanying Unaudited Consolidated Statements of Operations for the two month period from acquisition to September 30, 2012 are $6.6 million and $17 thousand, respectively. The income from operations for the nine months ended September 30, 2013, includes $0.1 million of costs related to the InfuScience acquisition and are included in acquisition and integration expenses in the Unaudited Consolidated Statements of Operations. Acquisition and integration expenses related to InfuScience during the three months ended September 30, 2013 were not significant. Acquisition and integration expenses related to InfuScience during the three months ended September 30, 2012 were $0.6 million.

Pro Forma Impact of Acquisitions

The following shows summarized unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2013 and 2012 as if the CarePoint, HomeChoice and InfuScience acquisitions had occurred as of January 1, 2012 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$232,565	$226,485	$706,053	$657,345
Loss from continuing operations, net of income taxes	$(24,991)	$(3,524)	$(44,390)	$(19,035)
Basic loss per share from continuing operations	$(0.37)	$(0.06)	$(0.70)	$(0.34)
Diluted loss per share from continuing operations	$(0.37)	$(0.06)	$(0.70)	$(0.34)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, CarePoint, HomeChoice and InfuScience. Except to the extent realized in the three months and nine months ended September 30, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three months and nine months ended September 30, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with CarePoint, HomeChoice and InfuScience.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the CarePoint, HomeChoice and InfuScience acquisitions been completed on January 1, 2012. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following adjustments to the historical results of the acquired entities prior to acquisition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$(974)	$(2,096)	$(3,734)	$(6,595)
Amortization expense	$(754)	$679	$(1,508)	$(888)
Income tax benefit (expense)	$(622)	$(1,208)	$(2,785)	$(1,559)

Expenses incurred to integrate acquisitions are recorded in the acquisition and integration expenses line of the Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions and integration costs to convert to common policies, procedures, and information systems.

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
Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing on May 4, 2012 (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale), and a subsequent purchase price payment of $15.0 million based on events related directly or indirectly to the Buyers' retention of certain business after the closing. Similarly, the Company may have been required to refund to the Buyers up to approximately $6.4 million of cash received under certain circumstances during the 14 months period following the closing. During the three months ended September 30, 2013, the contingency was resolved with no refund due to the Buyers and the Company included the amount of this liability in the gain on sale. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. No amounts related to the net accounts receivable retained by the Company remain at September 30, 2013.
As a result of the Pharmacy Services Asset Sale, the Company recognized a total pretax gain of $108.1 million including $101.6 million, net of transaction costs and other one-time charges as a result of the transaction in the year ended December 31, 2012 and $6.5 million during the three months ended September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, there were accruals of $15.5 million and $0.1 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Accrued Estimated Potential Loss (see Note 10)	Employee Severance and Other Benefits	Other Costs	Total
Balance at December 31, 2012	$—	$45	$89	$134
Expenses	15,000	93	1,995	17,088
Cash payments	—	(9)	(1,679)	(1,688)
Non-cash charges and adjustments	—	(36)	(43)	(79)
Balance at September 30, 2013	$15,000	$93	$362	$15,455

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three months and nine months ended September 30, 2013 and 2012, are summarized below. These results include the gain on sale resulting from the favorable resolution of the contingent refund, the accrued estimated potential loss as discussed in Note 10 below, the collection of remaining accounts receivable and costs of sunsetting related systems. Interest expense was not significant for the three months and nine months ended September 30, 2013 and interest expense was $0.0 million and $0.9 million for the three months and nine months ended December 31, 2012. Interest expense has been allocated to discontinued operations on the basis of the borrowing base that was reduced as a result of the Pharmacy Services Asset Sale and the working capital associated with the business that was disposed. No income tax expense was allocated to discontinued operations for the three months and nine months ended September 30, 2013. Income tax expense of $2.1 million and $7.2 million was allocated to discontinued operations for the three months and nine months ended September 30, 2012. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$(3)	$289	$(58)	$466,829
Gross profit	$580	$315	$503	$30,353
Gain on sale, before income taxes	$6,550	$—	$6,550	$100,012
Accrued estimated potential loss (see Note 10)	$(15,000)	$—	$(15,000)	$—
Impairment costs, employee severance and other benefit-related costs and other one-time charges	$—	$(13,032)	$—	$(13,032)
Income (loss) from discontinued operations, net of income taxes	$(11,645)	$(10,931)	$(12,866)	$64,448

The gain on sale before income taxes in the 2013 periods includes $6.4 million related to the resolution of the contingent refund without any additional funds due to the Buyers. As more fully discussed in Note 10 below, the Company has accrued an estimated potential loss of $15.0 million, which represents the Company's estimate at this time.

NOTE 6--	GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Infusion	$559,135	$304,282
Home Health Services	33,784	33,784
PBM Services	12,744	12,744
Total	$605,663	$350,810

In accordance with ASC 350, Intangibles--Goodwill and Other, the Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable.  The impairment evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

The Company will evaluate goodwill for possible impairment during the quarter ending December 31, 2013.

Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

		September 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	5 months - 4 years	25,650	(10,923)	14,727
Infusion trademarks	23 months - 3 years	6,200	(3,058)	3,142
Non-compete agreements	1 to 5 years	1,500	(675)	825
		33,350	(14,656)	18,694
		$48,750	$(14,656)	$34,094

		December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Certificates of need	indefinite	$9,600	$—	$9,600
Nursing trademarks	indefinite	5,800	—	5,800
		15,400	—	15,400
Definite Lived Assets
Infusion customer relationships	6 months - 3 years	9,300	(7,447)	1,853
Infusion trademarks	3 years	2,600	(2,407)	193
		11,900	(9,854)	2,046
		$27,300	$(9,854)	$17,446

The estimated fair value of intangible assets was calculated using level 3 inputs based upon the present value of anticipated future benefits. Total amortization of intangible assets was $1.0 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $2.8 million for the nine months ended September 30, 2013 and 2012. Amortization expense is expected to be the following (in thousands):

2013 (three months)	$1,622
2014	5,571
2015	4,966
2016	2,735
2017 and beyond	3,800
Total	$18,694

NOTE 7--	RESTRUCTURING AND OTHER EXPENSES

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

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $0.3 million related to third-party consulting expenses during the nine months ended September 30, 2012. The Company did not incur any significant restructuring expenses related to Phase I during the nine months ended September 30, 2013, though some amounts previously accrued were adjusted.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.0 million in total Phase I expenses, consisting of $4.3 million of third-party consulting costs, $4.1 million of employee severance and other benefit-related costs related to workforce reductions, and $1.6 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of September 30, 2013, there are restructuring accruals of $0.6 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Total
Balance at December 31, 2012	$163	$20	$841	$1,024
Expenses	(163)	(20)	59	(124)
Cash payments	—	—	(296)	(296)
Balance at September 30, 2013	$—	$—	$604	$604

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $0.4 million and $0.6 million during the three months and nine months ended September 30, 2012. During the three months and nine months ended September 30, 2013, the Company incurred restructuring expenses of $47 thousand and $838 thousand, respectively. Restructuring expenses for the nine months ended September 30, 2013 included approximately $0.5 million of employee severance and other benefit-related costs related to workforce reductions and $0.3 million in other costs.

Since inception of Phase II of restructuring, the Company has incurred approximately $2.6 million in total expenses, consisting of $1.6 million of employee severance and other benefit-related costs related to workforce reductions, $0.3 million in third party consulting costs and $0.7 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of September 30, 2013, there are restructuring accruals of $0.3 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2012	$559	$145	$—	$704
Expenses	513	10	315	838
Cash payments	(818)	(145)	(315)	(1,278)
Balance at September 30, 2013	$254	$10	$—	$264

Other expenses include training and transitional costs, redundant salaries, certain fees associated with the Pharmacy Services Asset Sale and the Company's equity in the net loss of its unconsolidated affiliate. Other expenses totaled $0.7 million and $1.9 million for the three months ended September 30, 2013 and 2012 and $2.8 million and $2.8 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 8--	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Computer and office equipment, including equipment acquired under capital leases	$18,858	$14,443
Software capitalized for internal use	11,255	9,939
Vehicles, including equipment acquired under capital leases	2,032	1,540
Medical equipment	22,352	16,466
Work in progress	11,623	4,315
Furniture and fixtures	4,255	3,219
Leasehold improvements	11,503	7,164
	81,878	57,086
Less: Accumulated depreciation	(40,828)	(33,365)
Property and equipment, net	$41,050	$23,721

The Company had an insignificant amount of vehicles under capital lease as of September 30, 2013 and December 31, 2012.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $3.3 million and $2.1 million for the three months ended September 30, 2013 and 2012, and $8.3 million and $6.1 million for the nine months ended September 30, 2013 and 2012, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.4 million and $0.4 million for the three months ended September 30, 2013 and 2012, and $1.0 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 9--	DEBT

As of September 30, 2013 and December 31, 2012, the Company’s long-term debt consisted of the following obligations (in thousands):

	September 30, 2013	December 31, 2012
Senior secured revolving credit facility	$15,037	$—
Senior secured term loan B facilities	400,000	—
Prior revolving credit facility	—	—
10¼% senior unsecured notes	—	225,000
Capital leases	570	1,379
	415,607	226,379
Less: obligations maturing within one year	35,275	953
Long term debt, net of current portion	$380,332	$225,426

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

Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. As of September 30, 2013, the interest rate is approximately 6.5%. The interest rates may vary in the future depending on the Company's consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan B Facility and the Delayed Draw Term Loan Facility each mature on July 31, 2020 and require equal consecutive quarterly repayments of 1.25% of the original principal amount funded commencing on December 31, 2013. Once repaid, amounts under Term Loan B Facility and the Delayed Draw Term Loan Facility may not be reborrowed. The Senior Credit Facilities are secured by substantially all of the Company's and its subsidiaries' assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of the Company's obligations under the Senior Credit Facilities to pay the full amount of the obligations. If the Company draws down in excess of 25% of the available borrowing capacity under the Revolving Credit Facility, the net leverage covenants under the Revolving Credit Facility will become applicable such that the Company’s consolidated net leverage ratio will not be permitted to exceed certain thresholds until maturity of the Revolving Credit Facility. The required maximum consolidated net leverage ratio thresholds for the Revolving Credit Facility are defined for each measurement quarter. The Term Loan B Facility and Delayed Draw Term Loan Facility are not subject to any financial covenants.

In order to permit the Company to pay the full accrued estimated potential loss amount of $15.0 million described in Note 10 below, which payment is contingent upon realizing an actual loss, the Company would need to comply with the provisions of the Revolving Credit Facility and Term Loan B Facility that require the Company to obtain lender consent for certain corporate actions, including exceeding certain event of default thresholds contained under the Revolving Credit Facility. The Company cannot assure that it would be able to obtain the required consents.

The proceeds of the Term Loan B Facility were used to refinance certain existing indebtedness of the Company, including the payment of the purchase price for the 10 1/4% senior unsecured notes (the "Senior Notes") tendered and accepted for purchase in the Offer (defined below) and the payment of the redemption price for the Senior Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility and the Revolving Credit Facility were used to fund a portion of the CarePoint Business Purchase Price and may be used for other general corporate purposes of the Company, including acquisitions, investments, capital expenditures and working capital needs.

Prior Revolving Credit Facility

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto. On July 31, 2013, the Company entered into its new Senior Credit Facilities and terminated this agreement. At the date of termination, no amounts were outstanding under this agreement.

10 1/4% Senior Unsecured Notes

On June 3, 2013, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of the Company's outstanding 10 1/4% senior unsecured notes due 2015 (the "Senior Notes") to purchase any and all of the Senior Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase.

On July 31, 2013, the Company received and accepted for purchase approximately 56.1% of the aggregate principal amount of its outstanding Senior Notes that were validly tendered by the Offer's expiration date of July 30, 2013. The $133.3 million aggregate repurchase price plus accrued but unpaid interest of $4.3 million, of the Senior Notes tendered in connection with the Offer was paid from proceeds received under the Term Loan B Facility.

In connection with the Offer, the Company solicited and received sufficient consents from the holders of the Senior Notes to amend certain provisions of the indenture governing the Notes (the "Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and other provisions included in the Indenture. On July 31, 2013, the Company entered into a supplemental indenture with the trustee for the Senior Notes, giving effect to the proposed amendments to the Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the Indenture.

On July 31, 2013, the Company satisfied and discharged its obligations under the Indenture by depositing with the trustee approximately $107.8 million (the “Discharge Amount”) from proceeds received under the Term Loan B Facility. From the Discharge Amount, the trustee paid all remaining outstanding Senior Notes on August 19, 2013 at a redemption price equal to $1,051.25 cash for each $1,000.00 of the principal amount plus accrued and unpaid interest as of such date. The Company instructed the trustee to hold the Discharge Amount as trust moneys pursuant to the Indenture and to pay all outstanding Senior Notes at the Redemption Price on the Redemption Date.

As a result of the above repurchase and redemption, all outstanding principal and interest amounts under the Senior Notes were fully satisfied. The accompanying Unaudited Consolidated Statements of Operations include a loss on extinguishment of debt as follows (in thousands):

Senior Note redemption premium	$12,162
Write-off of deferred financing costs	3,501
Legal fees and other expenses	235
Loss on extinguishment of debt	$15,898

NOTE 10--	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General investigation

Pursuant to a civil investigative demand issued by the United States Attorney’s Office for the Southern District of New York (the “SDNY”) and a subpoena from the New York State Attorney General’s Medicaid Fraud Control Unit, the Company has cooperated by producing documents and information regarding certain operations of the Company’s legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”), as previously disclosed in the Company’s first Current Report on Form 8-K filed on September 23, 2013.

On September 11, 2013, the Company was advised by the government that it plans to engage in discussions with the Company regarding its investigation. The investigation is civil in nature. The Company has accrued an estimate of a potential loss of $15.0 million in connection with this investigation, which represents the Company’s estimate at this time. The actual total outcome is uncertain, and the Company believes it is reasonably possible that an additional loss may result in excess of the amount accrued. Therefore, the Company cannot predict or determine the timing or outcome of this investigation, or the impact it may have, if any, on the Company’s financial condition, results of operations or cash flows.

Securities Class Action Litigation in the SDNY

On September 30, 2013, a putative securities class action lawsuit was filed against the Company, Richard M. Smith, the Company’s President and Chief Executive Officer, Hai V. Tran, the Company’s Chief Financial Officer, Mary Jane Graves, the Company’s interim Chief Financial Officer prior to Mr. Tran, and Patricia Bogusz, the Company’s Vice President of Finance, on behalf of the putative class of purchasers of the Company’s securities between August 8, 2011 and September 20, 2013, inclusive. The complaint is captioned Timothy Faig, Individually and on Behalf of All Other Persons Similarly Situated, v. BioScrip, Inc., Richard M. Smith, Hai V. Tran, Mary Jane Graves, and Patricia Bogusz, and was filed in the United States District Court for the SDNY.

The lawsuit seeks damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations relate to certain alleged materially false and misleading statements and/or omissions in public disclosures by the Company regarding certain operations of the Legacy Division.

The Company and its officers deny any allegations of wrongdoing in this lawsuit. The Company and its officers believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Additional similar lawsuits may be filed. Moreover, the Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Lawsuit in the Supreme Court of the State of New York

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
Government Regulation

Various Federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, Federal and state laws prohibiting kickbacks in government health programs, Federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. Management strives to maintain the Company in substantial compliance with all existing laws and regulations material to the operation of its business. However, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry , Federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

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

Legal Settlements

In May 2011, the Company was advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming the Company as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000. During the year ended December 31, 2012, the Company entered into a final settlement under which the Company paid the states $0.6 million and the federal government $4.4 million resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2012, the Company recorded a legal settlement expense of $0.8 million related to the settlement. As of September 30, 2013 there was no remaining liability.

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

As of September 30, 2013, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2013 (three months)	$2,477	$103	$2,580
2014	8,883	400	9,283
2015	7,138	310	7,448
2016	5,699	38	5,737
2017	4,675	—	4,675
2018 and thereafter	5,994	—	5,994
Total	$34,866	$851	$35,717

Rent expense for leased facilities and equipment was approximately $2.0 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $5.6 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Purchase Commitments

As of September 30, 2013, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $12.6 million during the remainder of 2013.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 11--	OPERATING AND REPORTABLE SEGMENTS

The Company's operating and reportable segments, “Infusion Services," "Home Health Services” and “PBM Services,” reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

The Infusion Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of certain self-injectable therapies.

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

Segment Reporting Information
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Results of Operations:
Revenue:
Infusion Services - product revenue	$169,011	$123,361	$469,594	$338,721
Infusion Services - service revenue	5,791	2,575	15,750	7,242
Total Infusion Services revenue	174,802	125,936	485,344	345,963

Home Health Services - service revenue	18,071	17,299	54,240	50,870

PBM Services - service revenue	16,006	27,130	59,099	85,066

Total revenue	$208,879	$170,365	$598,683	$481,899

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,693	$9,931	$41,201	$25,740
Home Health Services	567	1,402	2,547	3,557
PBM Services	4,278	6,905	15,397	19,367
Total Segment Adjusted EBITDA	19,538	18,238	59,145	48,664

Corporate overhead	(7,483)	(6,625)	(23,531)	(19,665)

Interest expense, net	(7,182)	(6,497)	(20,168)	(19,705)
Loss on extinguishment of debt	(15,898)	—	(15,898)	—
Income tax benefit	587	2,506	31	2,644
Depreciation	(3,269)	(2,134)	(8,298)	(6,115)
Amortization of intangibles	(1,009)	(1,087)	(4,801)	(2,844)
Stock-based compensation expense	(1,427)	(1,687)	(7,260)	(4,398)
Acquisition and integration expenses	(4,890)	(998)	(13,025)	(1,806)
Restructuring and other expenses and investments	(1,409)	(2,321)	(4,424)	(3,696)
Loss from continuing operations, net of income taxes	$(22,442)	$(605)	$(38,229)	$(6,921)

Supplemental Operating Data
			September 30, 2013	December 31, 2012
Total Assets:
Infusion Services			$776,878	$438,623
Home Health Services			63,402	62,403
PBM Services			32,363	36,354
Corporate unallocated, including cash and cash equivalents			53,641	95,813
Assets associated with discontinued operations, not sold			16	9,183
Total			$926,300	$642,376

NOTE 12--	CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor accounted for approximately 20% and 20% of revenue during the three months ended September 30, 2013 and 2012, and approximately 20% and 18% during the nine months ended September 30, 2013 and 2012, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 18% and 18% of revenue during the three months ended September 30, 2013 and 2012, and 18% and 20% during the nine months ended September 30, 2013 and 2012, respectively. The revenue is related to the Infusion Services segment.

NOTE 13--	INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months and nine months ended September 30, 2013 and 2012 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current
Federal	$(94)	$(2,933)	$(613)	$(3,082)
State	(575)	(38)	(523)	(27)
Total Current	(669)	(2,971)	(1,136)	(3,109)
Deferred
Federal	278	496	1,170	496
State	(196)	(31)	(65)	(31)
Total deferred	82	465	1,105	465
Total income tax (benefit)	$(587)	$(2,506)	$(31)	$(2,644)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax benefit at statutory rate	$(8,060)	$(1,090)	$(13,391)	$(3,348)
State tax benefit, net of Federal taxes	(1,634)	357	(1,861)	(7)
Change in tax contingencies	11	6	(495)	17
Valuation allowance changes affecting income tax expense	9,601	(2,484)	15,489	465
Non-deductible transaction costs and other	(37)	705	227	229
Officers compensation	(468)	—	—	—
Income tax (benefit)	$(587)	$(2,506)	$(31)	$(2,644)

NOTE 14--	STOCK-BASED COMPENSATION

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

As of September 30, 2013, there were 738,325 shares that remained available for grant under the 2008 Plan.

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

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options. These rollover options were issued to the top five executives of CHS at the time of the acquisition, and otherwise remain subject to the terms of the BioScrip/CHS Plan, as amended, and fully vested on the date of conversion. Under the terms of the BioScrip/CHS Plan, any shares of BioScrip common stock subject to rollover options that expire or otherwise terminate before all or any part of the shares subject to such options have been purchased as a result of the exercise of such options shall remain available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the date that awards or grants could have been made under the terms of the pre-existing plan, and are only made to individuals who were not employees or directors of BioScrip or an affiliate or subsidiary of BioScrip prior to such acquisition. As of September 30, 2013, there were 932,111 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.5 million and $1.1 million during the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $3.3 million during the nine months ended September 30, 2013 and 2012.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $1.1 million and $0.2 million during the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $0.3 million during the nine months ended September 30, 2013 and 2012.

Stock Appreciation Rights

The Company recognized compensation (benefit) expense related to stock appreciation rights awards of $(1.3) million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.8 million during the nine months ended September 30, 2013 and 2012.

Employee Stock Purchase Plan

On May 7, 2013, the Company's stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of September 30, 2013, no shares have been issued and no expense has been incurred under the ESPP.

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

This report contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. These forward looking statements may include, but are not limited to:

•	our ability to successfully integrate the operations of CarePoint Partners Holdings LLC home infusion business (the “CarePoint Business");

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•
our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our credit facility;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties with the integration of the CarePoint Business;

•	our ability to comply with new debt covenants in our new senior secured credit facility and the increased leverage the Company incurred upon completion of the acquisition of the CarePoint Business;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in the Company's acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	the level of our indebtedness may limit our ability to execute our business strategy and increase the risk of default under our debt obligations;

•	introduction of new drugs can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and home health services. Our services are designed to improve clinical outcomes to patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we have a total of 117 locations in 29 states, encompassing 33 home nursing locations, and 84 home infusion locations, including two contract affiliated infusion pharmacies.

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

The Infusion Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require additional nursing and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes. Home infusion services also include the dispensing of certain self-injectable therapies.

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

Strategic Assessment and Acquisitions

As a result of a strategic assessment of our business and operations, we have focused our growth on investments in the Infusion and Home Health Services segments and sold certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

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

On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. To date we have made additional cash payments of $1.4 million based on the achievement of expected operating results. The purchase price could increase to a total of $41.3 million based on the results of operations during the remainder of the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

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

On June 16, 2013, we entered into an Asset Purchase Agreement (the “CarePoint Purchase Agreement”) to acquire substantially all of the assets and assume certain liabilities that constitute the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC, a Delaware limited liability company ("CarePoint") and CarePoint's subsidiaries (collectively, together with CarePoint, the “Sellers”) for an aggregate purchase price of $223.0 million in cash, subject to certain adjustments (the "CarePoint Business Purchase Price"). On August 23, 2013 (the “Closing Date”), we completed the acquisition of the CarePoint Business pursuant to the CarePoint Purchase Agreement (the “Closing”). The total consideration paid to the Sellers at Closing was $211.1 million paid in cash (the "Closing Consideration). We funded the Closing Consideration with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities. At Closing, we withheld $10.0 million (the "Holdback Payment") of the CarePoint Business Purchase Price pursuant to the CarePoint Purchase Agreement. The Sellers will be eligible to receive the Holdback Payment after the first anniversary of the Closing Date if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the Closing Date. CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. Headquartered in Cincinnati, Ohio, CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to the Company's acquisition of the CarePoint Business.

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

Pursuant to the terms of the 2012 Asset Purchase Agreement, we may have been required to refund up to approximately $6.4 million of the cash received to the Buyers. During the three months ended September 30, 2013, the contingency was resolved with no refund to the Buyers so we included this amount as additional gain on the sale.

None of the assets of the components of the businesses transferred remained in the accompanying Consolidated Balance Sheets as of September 30, 2013.

The operating results of the traditional and specialty pharmacy mail operations and community pharmacies for the three months and nine months ended September 30, 2013 and 2012 are summarized below. These results include costs directly attributable to the components of the businesses which were divested. These results include costs related to the gain on sale resulting from the favorable resolution of the contingent refund, the accrued estimated potential loss as discussed in "Liquidity and Capital Resources" below, the collection of remaining accounts receivable and costs of sunsetting related systems. Interest and income tax expenses have also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date we entered into the 2012 Asset Purchase Agreement.

Discontinued Operations Results
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$(3)	$289	$(58)	$466,829
Gross profit	$580	$315	$503	$30,353
Gain on sale, before income taxes	$6,550	$—	$6,550	$100,012
Accrued estimated potential loss	$(15,000)	$—	$(15,000)	$—
Impairment costs, employee severance and other benefit-related costs and other one-time charges	$—	$(13,032)	$—	$(13,032)
Income (loss) from discontinued operations, net of income taxes	$(11,645)	$(10,931)	$(12,866)	$64,448

The gain on sale before income taxes in the 2013 periods includes $6.4 million related to the resolution of the contingent refund without any additional funds due to the Buyers. We have accrued an estimated potential loss of $15.0 million, which represents our estimate at this time.

PBM Services Volumes

The PBM Services segment revenues in the three months ended September 30, 2013 were $16.0 million, down from $27.1 million for the same period in 2012.  The revenue decline was due to the termination of a large but low margin client in this segment with revenues of $8.3 million in the three months ended September 30, 2012.  Discount cash card revenue decreased $3.7 million from the three months ended September 30, 2012, which led to a decline in Adjusted EBITDA attributable to this segment, from $6.9 million to $4.3 million in the three months ended September 30, 2012 and 2013, respectively.  The decrease in revenue is primarily the result of a decline in volume.  In addition, we expect that the renegotiation of contracts with large pharmacy chains will reduce the profitability of the discount cash card business in the three months ended December 31, 2013.

Regulatory Matters Update

Approximately 24% of revenue for the three months and nine months ended September 30, 2013 was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three months and nine months ended September 30, 2013, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our shareholders.

States are also in the process of determining whether to expand their Medicaid programs as permitted by the PPACA. We cannot predict the impact of these decisions.

Medicare

Federal efforts to reduce Medicare spending have continued in 2013. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months and nine months ended September 30, 2013 have not been significant but the impact on future results of operations cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. For example, staff at Centers for Medicare and Medicaid Services ("CMS") and Medicare administrative contractors may be reduced, which could result in delays in claims processing.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the nine months ended September 30, 2013. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and nine months ended September 30, 2013 with the prior year results of operations.

	Three Months Ended September 30,
	(in thousands)
	2013		2012		Change
Revenue	$208,879		$170,365		$38,514
Gross profit	$68,682	32.9%	$58,004	34.0%	$10,678
Income (loss) from continuing operations	$51	—%	$3,386	2.0%	$(3,335)
Interest expense, net	$7,182	3.4%	$6,497	3.8%	$685
Loss on extinguishment of debt	$15,898	7.6%	$—	—%	$15,898
Loss from continuing operations, before income taxes	$(23,029)	(11.0)%	$(3,111)	(1.8)%	$(19,918)
Loss from continuing operations, net of income taxes	$(22,442)	(10.7)%	$(605)	(0.4)%	$(21,837)
Income (loss) from discontinued operations, net of income taxes	$(11,645)	(5.6)%	$(10,931)	(6.4)%	$(714)
Net (loss) income	$(34,087)	(16.3)%	$(11,536)	(6.8)%	$(22,551)

	Nine Months Ended September 30,
	(in thousands)
	2013		2012		Change
Revenue	$598,683		$481,899		$116,784
Gross profit	$196,931	32.9%	$164,567	34.1%	$32,364
Income (loss) from continuing operations	$(2,194)	(0.4)%	$10,140	2.1%	$(12,334)
Interest expense, net	$20,168	3.4%	$19,705	4.1%	$463
Loss on extinguishment of debt	$15,898	2.7%	$—	—%	$15,898
Loss from continuing operations, before income taxes	$(38,260)	(6.4)%	$(9,565)	(2.0)%	$(28,695)
Loss from continuing operations, net of income taxes	$(38,229)	(6.4)%	$(6,921)	(1.4)%	$(31,308)
Income (loss) from discontinued operations, net of income taxes	$(12,866)	(2.1)%	$64,448	13.4%	$(77,314)
Net (loss) income	$(51,095)	(8.5)%	$57,527	11.9%	$(108,622)

Revenue. Revenue for the three months ended September 30, 2013 was $208.9 million compared to revenue of $170.4 million for the three months ended September 30, 2012.

Infusion segment revenue for the three months ended September 30, 2013 was $174.8 million, compared to revenue of $125.9 million for the same period in 2012, an increase of $48.9 million, or 38.8%. Product revenue increased $45.7 million, or 37.0%, as a result of organic volume growth and additional revenue related to acquisitions. Service revenue increased $3.2 million, or 124.9%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services.

Home Health Services segment revenue for the three months ended September 30, 2013 was $18.1 million, compared to revenue of $17.3 million for the same period in 2012, an increase of $0.8 million, or 4.5%. This increase in service revenue resulted from growth in the volume of private duty nursing activity.

PBM Services segment revenue for the three months ended September 30, 2013 was $16.0 million, compared to revenue of $27.1 million for the same period in 2012, a decrease of $11.1 million, or 41.0%. This decrease in service revenue for the quarter was primarily due to the termination of a large but low margin client with revenues of approximately $8.3 million and decreases in discount cash card revenue of $3.7 million.

Revenue for the nine months ended September 30, 2013 was $598.7 million compared to $481.9 million for the nine months ended September 30, 2012.

Infusion segment revenue for the nine months ended September 30, 2013 was $485.3 million compared to $346.0 million for the same period in 2012, an increase of $139.4 million or 40.3%. Product revenue increased $130.9 million, or 38.6%, as a result of organic volume growth and additional revenue related to acquisitions. Service revenue increased $8.5 million, or 117.5%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services combined with acquisition-related service revenue.

Home Health Services segment revenue for the nine months ended September 30, 2013 was $54.2 million, compared to revenue of $50.9 million for the same period in 2012, an increase of $3.4 million, or 6.6%. This increase in service revenue resulted from growth in the volume of private duty nursing activity.

PBM Services segment revenue for the nine months ended September 30, 2013 was $59.1 million, compared to revenue of $85.1 million for the same period in 2012, a decrease of $26.0 million, or 30.5%. This decrease in service revenue was primarily due to decreases related to the termination of a large but low margin client with revenue of approximately $19.1 million coupled with decreases in discount card revenue.

Gross Profit. Gross profit for the three months ended September 30, 2013 was $68.7 million compared to $58.0 million for the same period in 2012, an increase of $10.7 million, or 18.4%. The increase in gross profit dollars for the three month period was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The increase in Infusion Services gross profit was driven by organic growth and acquisitions.

Gross profit as a percentage of revenue was 32.9% for the three months ended September 30, 2013 compared to 34.0% for the three months ended September 30, 2012 . The decrease is the result of the growth of the lower margin Infusion Segment revenues as a percentage of total revenues was offset by decreases in the PBM Segment revenues that generally have a higher gross profit percentage.

Gross profit for the nine months ended September 30, 2013 was $196.9 million compared to $164.6 million for the the same period in 2012, an increase of $32.4 million or 19.7%. The increase in gross profit dollars for the nine month period was due to growth in the volume of revenue in the Infusion Services segment partially offset by lower PBM Services gross profit. The increase in Infusion Services gross profit was the result of organic growth and acquisition,

Gross profit as a percentage of revenue was 32.9% for the nine months ended September 30, 2013 compared to 34.1% in the same period in the prior year due to growth in revenues of the lower margin Infusion Segment revenues as a percentage of total revenues as compared to the higher margin Home Health Segment and PBM Segment revenues.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2013 were $58.0 million, or 27.8% of total revenue, compared to $46.8 million, or 27.5% of total revenue, for the same period in 2012. The increase in SG&A expenses is due to Infusion Services segment growth that were partially offset by reductions in broker fees and lower discount card volume in PBM Services.

SG&A expenses for the nine months ended September 30, 2013 were $166.8 million or 27.9% of total revenue, compared to $135.4 million or 28.1% of total revenue for the same period in the prior year. The increase in SG&A was primarily due to Infusion Services segment growth that were partially offset by reductions in broker fees and lower discount card volume in PBM Services.

Bad Debt Expense.  For the three months ended September 30, 2013, bad debt expense was $3.9 million, or 1.9% of revenue, compared to $3.4 million or 2.0% of revenue, for the same period in 2012.  Bad debt expense for the nine months ended September 30, 2013 was $11.0 million, or 1.8% of revenue, as compared to $10.7 million or 2.2% of revenue for the nine months ended September 30, 2012. The decrease in bad debt expense as a percentage of revenue between periods is due primarily to application of common claim processes across major payor accounts and other process improvements.

Acquisition and Integration Expenses. During the three months ended September 30, 2013 and 2012, acquisition and integration expenses were $4.9 million and $1.0 million, respectively. These costs include legal and financial advisory fees associated with acquisitions; and integration costs to convert to common policies, procedures, and information systems. The increase of $3.9 million is due to professional fees incurred prior to executing the CarePoint Asset Purchase Agreement and due to branch consolidation and severance costs subsequent to the closing of the HomeChoice acquisition.

Acquisition and integration expenses for the nine months ended September 30, 2013 were $13.0 million compared to $1.8 million in the same period in 2012. The $11.2 million increase between periods resulted from professional fees incurred on both the HomeChoice and CarePoint acquisition agreements, branch consolidation and severance costs subsequent to the HomeChoice acquisition and a $2.3 million settlement paid related to merger and acquisition activities.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $0.8 million during the three months ended September 30, 2013 and $2.3 million during the three months ended September 30, 2012. The decrease between periods results from lower training and transitional costs and employee severance and other benefit-related costs during the 2013 period.

For the nine months ended September 30, 2013 and 2012, restructuring and other expenses were $3.5 million and $3.7 million, respectively. During the nine months ended September 30, 2013 these expenses included $2.8 million related to training and transition and our equity in the net loss of an unconsolidated affiliate. For the nine months ended September 30, 2012, these expenses included $2.8 million related to training and transition costs and employee severance costs.

Amortization of Intangibles. During the three months ended September 30, 2013, we recorded amortization of intangible assets of $1.0 million compared to $1.1 million for the prior year. Amortization expense for the nine months ended September 30, 2012 was $4.8 million compared to $2.8 million for the same period in the prior year. The increase in amortization is due to intangible assets acquired in business combinations.

Interest Expense, Net. Net interest expense was $7.2 million for the three months ended September 30, 2013, compared to $6.5 million for the same period in 2012. Interest expense for the three months ended September 30, 2013 included $2.4 million of interest expense related to our repurchase and redemption of our $225.0 million senior unsecured notes and $4.0 million related to our new Senior Credit Facilities.

For the nine months ended September 30, 2013 interest expense was $20.2 million compared to $19.7 million in 2012. Interest expense for the 2013 period consists of $14.0 million related to our $225.0 million senior unsecured notes and $4.0 million related to our new Senior Credit Facilities.

Loss on Extinguishment of Debt. During the three months ended September 30, 2013 we incurred a loss on extinguishment of debt of $15.9 million related to the repurchase and redemption of our $225.0 million senior unsecured notes in July 2013. This loss includes $12.2 million of premium paid to repurchase and redeem the senior unsecured notes and $3.5 million related to the write-off of deferred financing costs.

Income Tax Expense (Benefit). Income tax benefit for the three months ended September 30, 2013 was $0.6 million on a pre-tax net loss of $23.0 million compared to $2.5 million for the three months ended September 30, 2012 on a pre-tax net loss of $3.1 million. Our income tax benefit for the three months ended September 30, 2013 reflects a tax benefit of $8.1 million based on statutory tax rates and a state tax benefit of $1.6 million that were offset primarily by a $9.6 million adjustment to deferred tax asset valuation allowances.

Income tax benefit for the nine months ended September 30, 2013 and 2012 was $0.0 million and $2.6 million, respectively. The income tax benefit for the 2013 period results from a tax benefit of $13.4 million based on statutory rates and a state tax benefit of $1.9 million offset by a $15.5 million adjustment related to deferred tax asset valuation allowances.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $11.6 million for the three months ended September 30, 2013, compared to $10.9 million for the same period in the prior year. For the nine months ended September 30, 2013, the loss from discontinued operations, net of income taxes was $12.9 million compared to income of $64.4 million for the nine months ended September 30, 2012. The loss during the periods in 2013 is due to the accrual of an estimated potential loss of $15.0 million, which represents our estimate at this time, in connection with a civil investigation offset by the recognition of additional pre-tax gain of $6.4 million related to the reversal of the contingent liability offset by legal fees and the collection of remaining accounts receivable and costs of sunsetting related systems and related income tax expense. The 2012 amounts related to a pre-tax gain of $100.0 million on the Pharmacy Services Asset Sale partially offset by approximately $13.0 million of restructuring costs, transaction costs, lease abandonment costs and other one-time charges as a result of the transaction.

Net Income (Loss) and Income (Loss) Per Share. Net loss for the three months ended September 30, 2013 was $34.1 million, or $0.53 per diluted share. Net loss was $11.5 million, or $0.20 per diluted share for the same period in the preceding year. Net loss for the nine months ended September 30, 2013 was $51.1 million or $0.81 per diluted share compared to net income of $57.5 million or $1.03 per diluted share for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,693	$9,931	$41,201	$25,740
Home Health Services	567	1,402	2,547	3,557
PBM Services	4,278	6,905	15,397	19,367
Total Segment Adjusted EBITDA	19,538	18,238	59,145	48,664
Corporate overhead	(7,483)	(6,625)	(23,531)	(19,665)
Consolidated Adjusted EBITDA	12,055	11,613	35,614	28,999
Interest expense, net	(7,182)	(6,497)	(20,168)	(19,705)
Loss on extinguishment of debt	(15,898)	—	(15,898)	—
Income tax benefit	587	2,506	31	2,644
Depreciation	(3,269)	(2,134)	(8,298)	(6,115)
Amortization of intangibles	(1,009)	(1,087)	(4,801)	(2,844)
Stock-based compensation expense	(1,427)	(1,687)	(7,260)	(4,398)
Acquisition and integration expenses	(4,890)	(998)	(13,025)	(1,806)
Restructuring and other expenses and investments	(1,409)	(2,321)	(4,424)	(3,696)
Loss from continuing operations, net of income taxes	$(22,442)	$(605)	$(38,229)	$(6,921)

Infusion Services segment Adjusted EBITDA increased during the three months and nine months ended September 30, 2013 compared to prior year mainly as a result of organic revenue growth and acquisitions. This is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for the three months ended September 30, 2013 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

Home Health Services segment Adjusted EBITDA decreased during the three months and nine months ended September 30, 2013 compared to the same periods in the prior year as a result of an increased volume of lower margin private duty nursing.

PBM Services segment Adjusted EBITDA decreased during the three months and nine months ended September 30, 2013 compared to the prior year due to the termination of a large but low margin client and decreases in discount cash card volumes.

Non-GAAP Reconciliation -- Adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of amortization of intangibles and stock-based compensation expense. Adjusted EPS also excludes certain acquisition-related charges such as transaction costs and acquisition and integration expenses; costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 [1,3]	2012 [2,4]	2013 [1,3]	2012 [2,4]
Net loss from continuing operations, net of income taxes	$(22,442)	$(605)	$(38,229)	$(6,921)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [5]	1,409	1,069	4,424	2,699
Loss on extinguishment of debt	15,898	—	15,898	—
Acquisition and integration expenses	4,890	459	13,025	1,319
Amortization of intangibles	1,009	500	4,801	2,077
Stock-based compensation expense	1,427	777	7,260	3,212
Non-GAAP net income from continuing operations	$2,191	$2,200	$7,179	$2,386

Loss per share from continuing operations, basic and diluted	$(0.35)	$(0.01)	$(0.61)	$(0.12)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [5]	0.02	0.02	0.07	0.05
Loss on extinguishment of debt	0.23	—	0.25	—
Acquisition and integration expenses	0.07	0.01	0.21	0.02
Amortization of intangibles	0.01	0.01	0.08	0.04
Stock-based compensation expense	0.02	0.01	0.11	0.06
Non-GAAP earnings per share from continuing operations, basic and diluted	$—	$0.04	$0.11	$0.05

Weighted average shares outstanding, basic	67,912	56,640	63,368	56,019
Weighted average shares outstanding, diluted	67,912	56,640	63,368	56,019

1 For the three months and nine months ended September 30, 2013 non-GAAP net loss from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. Because of our net operating loss carryforwards, there is no tax effect related to the non-GAAP adjustments above for the three months and nine months ended September 30, 2013.

2 For the three months and nine months ended September 30, 2012, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense for the three months ended September 30, 2012 was $1,252, $539, $587 and $910, respectively. For the nine months ended September 30, 2012, the tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $997, $487, $767 and $1,186, respectively.

3 For the three months and nine months ended September 30, 2013, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method offset by the effect of our net operating loss carryforwards. Because of our net operating loss carryforwards, there is no tax effect related to the non-GAAP adjustments above for the three months and nine months ended September 30, 2013.

4 For the three months and nine months ended September 30, 2012, non-GAAP Adjusted EPS per basic and diluted share from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. The tax benefit per basic and diluted share netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was zero for the three months and nine months ended September 30, 2012.

5 Restructuring and other expenses and investments include costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

Liquidity and Capital Resources

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $25.4 million during the nine months ended September 30, 2013 compared to $56.9 million provided during the nine months ended September 30, 2012. This $82.2 million increase in cash used in operating activities from continuing operations compared to the prior year was primarily due to the loss from continuing operations net of income taxes of $38.2 million for the nine months ended September 30, 2013, a $49.4 million increase in receivables as a result of increased sales from acquired businesses and organic growth partially offset by reduced inventory levels. As expected, the acquisitions of the CarePoint Business and HomeChoice during 2013 have created near-term working capital needs. In addition, the 2012 cash provided from operations included collection of pharmacy services accounts receivable not sold as part of the Pharmacy Services Asset Sale. The $18.7 million year over year reduction in cash used by discontinued operations is due to the inclusion of operating cash flows prior to the Pharmacy Services Asset Sale in the cash flows for the nine months ended September 30, 2012.

Net cash used in investing activities during the nine months ended September 30, 2013 was $298.8 million compared to $58.3 million of cash used during the same period in 2012. The 2013 amount includes $285.0 million related to the acquisition of HomeChoice and CarePoint partially offset by the net proceeds of $8.5 million related to the sale of our interest in an unconsolidated affiliate. Expenditures for property and equipment increased $14.2 million during the 2013 period as compared to 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $275.0 million compared to an outflow of $61.3 million during the same period in 2012. The cash provided in 2013 includes net proceeds of $118.6 million related to our public stock offering and $377.3 million related to our new Senior Credit Facilities offset by $237.4 million utilized to repurchase and redeem our Senior Notes.

At September 30, 2013, we had working capital of $88.6 million compared to $127.2 million at December 31, 2012.  The $38.6 million decrease in working capital results from the net proceeds of our public stock offering offset by the cash purchases of HomeChoice and CarePoint.

On June 3, 2013, we commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of our outstanding 10 1/4% senior unsecured notes due 2015 (the "Senior Notes") to purchase any and all of the Senior Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase.

On July 31, 2013, we received and accepted for purchase approximately 56.1% of the aggregate principal amount of our outstanding Senior Notes that were validly tendered by the Offer's expiration date of July 30, 2013. The $133.3 million aggregate repurchase price plus accrued but unpaid interest of $4.3 million, of the Senior Notes tendered in connection with the Offer was paid from proceeds received under the Senior Secured Term Loan B Facility.

In connection with the Offer, we solicited and received sufficient consents from the holders of the Senior Notes to amend certain provisions of the indenture governing the Notes (the "Indenture") that eliminated substantially all of the restrictive covenants, certain events of default and other provisions included in the Indenture. On July 31, 2013, we entered into a supplemental indenture with the trustee for the Senior Notes, giving effect to the proposed amendments to the Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the Indenture.

On July 31, 2013, we satisfied and discharged our obligations under the Indenture by depositing with the trustee approximately $107.8 million (the “Discharge Amount”) from proceeds received under the Term Loan B Facility. From the Discharge Amount, the trustee paid all remaining outstanding Senior Notes on August 19, 2013 at a redemption price equal to $1,051.25 cash for each $1,000.00 of the principal amount plus accrued and unpaid interest as of such date.

As a result of the above repurchase and redemption, all amounts under the Senior Notes were fully satisfied and we incurred a loss on extinguishment of debt of $15.9 million during the three months ended September 30, 2013.

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of

$250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. On July 31, 2013, in connection with our entering into the Senior Credit Facilities, we also terminated the existing revolving credit facility.

Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. As of September 30, 2013, the interest rate is approximately 6.5% The interest rates may vary in the future depending on our consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan B Facility and the Delayed Draw Term Loan Facility each mature on July 31, 2020 and require equal consecutive quarterly repayments of 1.25% of the original principal amount funded commencing on December 31, 2013. Once repaid, amounts under the term loans may not be reborrowed. The Senior Credit Facilities are secured by substantially all of our assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of our obligations under the Senior Credit Facilities to pay the full amount of the obligations. If we draw down in excess of 25% of the available borrowing capacity under the Revolving Credit Facility, the net leverage covenants under the Revolving Credit Facility will become applicable such that our consolidated net leverage ratio will not be permitted to exceed certain thresholds until maturity of the Revolving Credit Facility. The required maximum consolidated net leverage ratio thresholds for the Revolving Credit Facility are defined for each measurement quarter. The Term Loan B Facility and Delayed Draw Term Loan Facility are not subject to any financial covenants.

In order for us to pay the full accrued estimated potential loss amount of $15.0 million, which payment is contingent upon realizing an actual loss, we would need to comply with the provisions of the Revolving Credit Facility and Term Loan B Facility that require us to obtain lender consent for certain corporate actions, including exceeding certain event of default thresholds contained under the Revolving Credit Facility. We cannot assure we would be able to obtain the required consents.

The proceeds of the Term Loan B Facility were used to refinance certain of our existing indebtedness, including the payment of the purchase price for the Senior Notes tendered and accepted for purchase in the Offer and the payment of the redemption price for the Senior Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility and the Senior Secured Revolving Credit Facility were used to fund a portion of the CarePoint Business Purchase Price and may be used for other general corporate purposes, including acquisitions, investments, capital expenditures and working capital needs.

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

We received net proceeds of $118.6 million after underwriting discounts, commissions and other offering expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. We used $21.0 million and approximately $61.1 million of the net proceeds, respectively, (i) to repay outstanding borrowings under the revolving credit facility and (ii) to fund a portion of the CarePoint Closing Consideration. We used the remaining net proceeds from the offering for general corporate purposes, which included, among other things, investments, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

We are responding to a civil investigation involving certain operations of our legacy specialty pharmacy business. We have accrued an estimate of a potential loss of $15.0 million in connection with this investigation, which represents our estimate at this time. The actual total outcome is uncertain, and we believe it is reasonably possible that an additional loss may result in excess of the amount accrued. Therefore, we cannot predict or determine the timing or outcome of this investigation, or the impact it may have, if any, on our financial condition, results of operations or cash flows.

As of the filing of this report, we expect that cash generated from operating activities combined with available borrowings under our Revolving Credit Facility and the remaining unused proceeds we received from our April 2013 stock offering will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to continue exploring strategic alternatives anticipated to maximize shareholder value going forward, including reinvesting certain proceeds in the Infusion Services and Home Health Services segments. We may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

At September 30, 2013, we had Federal net operating loss (“NOL”) carry forwards of approximately $98.3 million, of which $24.6 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $17.9 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $130.3 million, the majority of which will begin expiring in 2017 and later.

The following table sets forth our contractual obligations affecting cash in the future as of September 30, 2013 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2013	2014	2015	2016	2017	2018 and Beyond
Long-term debt (1)	$551,477	$11,500	$45,675	$44,375	$43,075	$41,775	$365,077
Operating lease obligations	34,866	2,477	8,883	7,138	5,699	4,675	5,994
Capital lease obligations (1)	851	103	400	310	38	—	—
Purchase commitment (2)	12,575	12,575	—	—	—	—	—
Total	$599,769	$26,655	$54,958	$51,823	$48,812	$46,450	$371,071

(1)	Includes principal and estimated interest.

(2)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013. Based upon and as of the date of this evaluation, our CEO and CFO have concluded that such disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act (a) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and (b) is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2013, we continued with the resolution of our Pharmacy Services Asset Sale and subsequent acquisitions. Due to the size of this asset disposal and subsequent acquisitions, changes in operating processes have resulted in changes to our financial reporting processes. These changes have been assessed by our management to ensure that there has been no adverse impact to our internal control over financial reporting. Thus, there was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General investigation

Pursuant to a civil investigative demand issued by the United States Attorney’s Office (the “USAO”) for the Southern District of New York (the “SDNY”) and a subpoena from the New York State Attorney General’s Medicaid Fraud Control Unit, we have cooperated by producing documents and information regarding certain operations of our legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”), as previously disclosed in our first Current Report on Form 8-K filed on September 23, 2013.

On September 11, 2013, we were advised by the government that it plans to engage in discussions with us regarding its investigation. The investigation is civil in nature. We have accrued an estimate of a potential loss of $15.0 million in connection with this investigation, which represents our estimate at this time. The actual total outcome is uncertain, and we believe it is reasonably possible that an additional loss may result in excess of the amount accrued. Therefore, we cannot predict or determine the timing or outcome of this investigation, or the impact it may have, if any, on our financial condition, results of operations or cash flows.

Securities Class Action Litigation in the Southern District of New York

On September 30, 2013, a putative securities class action lawsuit was filed against BioScrip, Inc., Richard M. Smith, our President and Chief Executive Officer, Hai V. Tran, our Chief Financial Officer, Mary Jane Graves, our interim Chief Financial Officer prior to Mr. Tran, and Patricia Bogusz, our Vice President of Finance, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive. The complaint is captioned Timothy Faig, Individually and on Behalf of All Other Persons Similarly Situated, v. BioScrip, Inc., Richard M. Smith, Hai V. Tran, Mary Jane Graves, and Patricia Bogusz, and was filed in the United States District Court for the SDNY.

The lawsuit seeks damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The allegations relate to certain alleged materially false and misleading statements and/or omissions in our public disclosures regarding certain operations of the Legacy Division.

We and our officers deny any allegations of wrongdoing in this lawsuit. We and our officers believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, are hereby incorporated by reference. Material changes to such risk factors and additional risk factors reflecting recent developments at the Company are as follows:

We are the subject of a number of inquiries by the federal government and relevant State governments, any of which could result in substantial penalties or awards against us, imposition of certain obligations on our practices or certain sanctions relating to our participation in the Medicare and Medicaid programs.

We are the subject of a civil investigative demand from the USAO for the SDNY and a subpoena from relevant State governments related to certain operations by our Legacy Division. In addition, we may have to resolve the interests of the Office of Inspector General of the Department of Health and Human in the matter. We are cooperating with the offices of the USAO and relevant State governments still actively pursuing the matters mentioned above and are producing the requested records. To our knowledge, no proceedings have been initiated by the federal government or relevant State governments against us at this time.

Although we cannot predict whether or when proceedings might be initiated by the federal government or relevant State governments, the scope of such proceedings or when these matters may be resolved, it is not unusual for investigations such as these to continue for a considerable period of time. Responding to the subpoenas or investigations will continue to require management’s attention and significant legal expense. Additional inquiries from or audits by various agencies and claims by third parties with respect to these issues would continue to require management’s attention and significant legal expense.

We have accrued an estimate of a potential loss of $15.0 million, which represents our estimate at this time, in connection with the civil investigative demand from the USAO for the SDNY. However, we cannot predict the likelihood or amount of any liability from, or timeline for the resolution of the USAO and State investigations referred to above. The actual total outcome is uncertain, and we believe it is reasonably possible that an additional loss may result in excess of the amount accrued. If the actual outcome of the investigation results in an additional loss materially in excess of our accrued liability, or if any other negative findings result in substantial financial penalties, repayments, or awards against us, imposition of certain sanctions or obligations on our practices and procedures and the attendant financial burden on us to comply, or exclusion from future participation in the Medicare and Medicaid programs, it may adversely impact our financial condition, results of operations or cash flows.

We and certain of our executive officers have been named as defendants in a recently initiated lawsuit that could result in substantial costs and divert management’s attention, and we may be subject to similar lawsuits in the future.

We, and certain of our current and former executive officers, have been named as defendants in a purported class action lawsuit that generally alleges that we and certain of our officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by making allegedly false and misleading statements and/or omissions pertaining to our involvement in the government investigation regarding certain operations of our Legacy Division. The complaint seeks damages and other relief.

We intend to engage in a vigorous defense of the lawsuit. However, we are unable to predict the outcome of these matters at this time. Moreover, any conclusion of these matters in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that these matters are covered by insurance and we intend to engage in a vigorous defense of the lawsuit, nevertheless, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy is to grow by acquiring other companies and assets in the home infusion and complementary businesses. Growth through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

Integration risks. We must integrate our acquisitions with our existing operations. This process includes the integration of the various components of our business (including the following) and of the businesses we have acquired or may acquire in the future:

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

Competing for acquisitions. We face competition for acquisition candidates primarily from other home infusion and other healthcare companies. Some of our competitors have greater resources than we do. As a result, we may pay more to acquire a target business or may agree to less favorable deal terms than we would have otherwise. Accurately assessing the value of acquisition candidates is often very challenging. Also, suitable acquisitions may not be available due to unfavorable terms.

Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for in an acquisition, the acquired entity's results of operations, the fair value of assets acquired and liabilities assumed, effects of subsequent legislation and limits on rate increases.

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

In addition to acquisitions, we intend to investigate and pursue strategic investments, relationships and alternatives. Strategic investments can involve all of the risks of acquisitions, as described above. If these investments are unsuccessful, we may incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances. We also intend to continue to explore strategic alternatives. There is no assurance that we will be able to identify such strategic alternatives to continue to execute our strategy.

Failure to successfully integrate the CarePoint Business, and the additional indebtedness incurred to finance the CarePoint Business acquisition, could adversely impact the price of our common stock and future business and operations.
On August 23, 2013, we completed our acquisition of the CarePoint Business. Our integration of the CarePoint Business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the CarePoint Business with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; managing our growth after the acquisition; retaining patients and payors; and integrating the supply chain. Even if we successfully integrate the CarePoint Business into our existing operations, there can be no assurance that we will realize the anticipated benefits of the transaction. The anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected.
We have calculated that we will receive a tax benefit of approximately $45.0 million as a consequence of our acquisition of the CarePoint Business. The tax benefit may be less than we anticipate. Additionally, even if the tax benefit is as much or greater than we have calculated, we may not be able to use the full benefit of the tax benefit associated with the CarePoint Business. As such, the forecasts and projections that we have prepared may be inaccurate which could cause us to revise the guidance as to our expected future financial performance
Further, we acquired the CarePoint Business with the expectation that the acquisition will result in various benefits for us including, among others, business and growth opportunities, increased revenue streams, and significant synergies from increased efficiency in operations and corporate support. Increased competition and/or deterioration in business conditions may limit our ability to expand the CarePoint Business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the acquisition of the CarePoint Business.
In addition, although we investigate the business operations and assets of entities that we acquire, there may be liabilities that we fail or are unable to discover and for which we may be liable. Also, the necessity of integrating our internal controls over financial reporting with the CarePoint Business in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 may add additional cost and expense to acquisitions and expose us to the risk that we may not be successful in integrating our internal controls over financial reporting with that of the CarePoint Business on a timely basis. The occurrence of any of the foregoing could have an adverse effect on the trading price of our stock and future business and operations.
Following the acquisition of the CarePoint Business, our consolidated indebtedness is now greater than our indebtedness prior to the acquisition. The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs. Our level of indebtedness could have important consequences. For example, it may: require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness, thus reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements; and limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements.

Competitive bidding could reduce our volumes and profitability.

The Medicare Modernization Act of 2003 required a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), including enteral nutrients, supplies and equipment, and certain RT/HME products. CMS has the discretion to determine which products will be subject to competitive bidding. Only successful bidders are awarded contracts, and the contracts are rebid every three years. The first round of competitive bidding occurred in nine metropolitan areas around the country. The first round became effective on January 1, 2011 and did not have a material impact on our business. The second round of competitive bidding was conducted in 91 additional metropolitan statistical areas. New prices went into effect in these areas July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas by January 1, 2016. Although we were successful in the second round of competitive bidding, we do expect the new pricing to have an unfavorable annualized revenue impact of approximately $2.4 million. Although we have addressed this potential impact through strategic partnerships and a small acquisition, and while we believe that over the next year we will regain any volumes lost in metropolitan areas in which we did not win the original bid, continuing expansion of the competitive bidding program will have a negative impact on our revenue if we are not a successful bidder in many or all of the metropolitan areas for the product categories we offer.

Contract renewals, or lack thereof, with key revenue sources and key business relationships could result in less favorable pricing, loss of exclusivity, and or reduced distribution and access to customers, which could have an adverse effect on our business, financial condition and results of operations.

We are renegotiating, on a rolling basis, contracts and business relationships with key revenue sources, including Third Party Payors, Plan Sponsors, network pharmacies, and discount card brokers.  Our future growth and success depends on our ability to maintain these relationships and renew such contracts on acceptable terms. However, there is no assurance that we will be able to continue to maintain these relationships which grant us access to certain customers and distribution channels. Any break in these key business relationships could result in lost contracts and reduce our access to certain customers and distribution channels.  Further, when such contracts near expiration, there is no assurance that we will be able to successfully renegotiate acceptable terms.  Any increase in pricing or loss of exclusivity could result in reduced margins. Accordingly, it is possible that our ongoing efforts to renew contracts and business relationships with such key revenue sources as Third Party Payors, Plan Sponsors, network pharmacies and discount card brokers could result in less favorable pricing. loss of exclusivity or even reduced access to customers and distribution channels, any of which could  have an adverse effect on our business, financial condition and results of operations. As discussed in the risk factor titled “PBM client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could adversely affect our consolidated financial statement,” contained in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, even when such contracts are renewed, they may renewed for only a short term or may be terminable on relatively short notice.

Changes in economic and operating conditions may result in a future goodwill and/or indefinite-lived intangible asset impairment charge.
PBM Services segment revenues have declined during the three months ended September 30, 2013 as compared to the prior year due to the termination of a large, low margin customer and due to declines in discount cash card volumes. The revenue declines have led to a decline in adjusted EBITDA attributable to this segment.  In addition, we expect that the renegotiation of contracts with large pharmacy chains may reduce the profitability of the discount cash card business in the three months ended December 31, 2013 and beyond. We have also experienced declines in the adjusted EBITDA of the Home Health Services segment during the three months ended September 30, 2013 primarily due to a shift in our revenue mix to lower margin services. In addition, our stock price has declined during the three months ended September 30, 2013.

At this point in time it is unknown if further declines in revenues and adjusted EBITDA in the PBM Services segment will continue, if the adjusted EBITDA in the Home Health Services will continue to be impacted by the shift to lower margin services or if our stock price will recover in the quarter ending December 31, 2013. While no events or circumstances have occurred during the three months ended September 30, 2013 that would indicate more likely than not that the carrying amount of our goodwill and indefinite-lived assets exceed their fair value, there may be an increased risk that we may incur an impairment charge during our annual testing in the three months ending December 31, 2013.

Risks Related to Indebtedness

We incurred substantial indebtedness to refinance our prior indebtedness and also incurred substantial additional indebtedness to finance our acquisition of the CarePoint Business, which total indebtedness imposes operating and financial restrictions on us that, together with the resulting debt service obligations from such total indebtedness, may significantly limit our ability to execute our business strategy and may increase the risk of default under our debt obligations.

On July 31, 2013, we entered into the Senior Credit Facilities providing for (i) the Revolving Credit Facility in an aggregate principal amount of $75.0 million, (ii) the Term Loan B Facility in an aggregate principal amount of $250.0 million and (iii) the Delayed Draw Term Loan Facility in an aggregate principal amount of $150.0 million with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., as lead arrangers, SunTrust Bank as administrative agent and a syndicate of lenders. A portion of the proceeds of the loans advanced to us on the closing date of the Senior Credit Facilities were used to refinance certain existing indebtedness of ours and our subsidiaries, including the repayment in full of all amounts outstanding under our prior credit facility with Healthcare Finance Group, the payment of the purchase price for the Notes tendered and accepted for purchase in the Offer and the payment of the redemption price for the Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility was fully funded in connection with the closing of the CarePoint Business, and the proceeds were used to fund a portion of the purchase price for our acquisition of the CarePoint Business. The proceeds of all other loans advanced under the Senior Credit Facilities will be used to fund working capital and other general corporate purposes of BioScrip and its subsidiaries, including acquisitions, investments and capital expenditures.

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

In addition, the degree to which we are leveraged as a result of the indebtedness incurred in connection with the acquisition of the CarePoint Business or otherwise could:

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

We may not be able to obtain the required consents of the lenders under our Revolving Credit Facility and Term Loan B Facility to pay the full accrued estimated potential loss amount (the "Required Consents").

Our aggregate accrued estimated potential loss amount of $15.0 million is contingent upon our realizing an actual loss. If we realize an actual loss, we may draw down from our Revolving Credit Facility to pay the actual loss amount. We would not be able to draw down the full accrued estimated potential loss amount from our Revolving Credit Facility without first obtaining the Required Consents to comply with the provisions of the Revolving Credit Facility and Term Loan B Facility that require us to obtain lender consent for certain corporate actions, including exceeding certain event of default thresholds contained under the Revolving Credit Facility. While we expect to be able to obtain the Required Consents if they are required, there can be no assurance that we would be able to obtain the Required Consents, and we cannot assure or predict the terms and/or conditions the lenders may impose for granting such the Required Consents. If we realize an actual loss of the full accrued estimated potential loss amount of $15.0 million and the Required Consents are not received, we would not be able to borrow the funds that would be required to pay the full accrued estimated potential loss amount.

We may be unable to obtain a required modification of the Revolving Credit Facility if our Revolving Credit Facility usage exceeds certain thresholds.

If the PBM business continues to decline, and if we are unable to offset this decline through the growth of our other business segments or otherwise improve our cash flow from operations and reduce our borrowing needs, the Revolving Credit Facility financial covenant that limits drawdowns under the Revolving Credit Facility will become applicable to us. This covenant becomes applicable when Revolving Credit Facility usage exceeds certain thresholds. In such event, we would be required to seek modification of such financial covenant to better align with our expectations for the PBM business. There can be no assurance that the lenders under Revolving Credit Facility will grant our request for such modification, nor is there any assurance that the terms and conditions of such modification, if granted by the lenders, would be acceptable to us. If such covenant becomes applicable and we do not obtain the required modification of the covenant, we will not be in compliance with this covenant.

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

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 10, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 28, 2011).
4.1
Supplemental Indenture for 10 ¼% Senior Notes due 2015, dated July 31, 2013, among the Company, each of the Guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 1, 2013).

10.1
Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2013).

10.2
Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 1, 2013).

10.3
Amendment No. 3 & Waiver, dated as of August 13, 2013, by and between the Company and Kohlberg Investors V, L.P., to the Stockholders' Agreement, dated as of January 24, 2010, as amended on March 8, 2013 and further amended on March 14, 2013, by and among the Company, Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd. (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on August 19, 2013).

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
101 *
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer