Form 10-K/A
period 2012-12-31
BioScrip, Inc.
filed 2013-12-16
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
BioScrip, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013, in response to comments received from the staff of the Division of Corporation Finance of the SEC (the “Comment Letter”). Pursuant to the Comment Letter, this Amendment No. 1 amends the Original Filing to (i) identify one of the Company’s payors in Part I - Item 1 (Business), (ii) file as exhibits in Part IV - Item 15 (Exhibits), or incorporate by reference therein, as the case may be, the Company’s letter agreements with certain of its executive officers, and (iii) include the signature of the Company’s principal accounting officer.

This Amendment No. 1 includes currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as specifically referenced herein, this Amendment No. 1 reflects matters as they existed on the Original Filing date of March 15, 2013, does not modify or update disclosures presented in the Original Filing and does not reflect any event occurring after the date of the Original Filing or modify or update those disclosures. Other forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Diversified Payor Base

We provide prescription drugs, infusion, home health and clinical management services to a broad range of commercial and governmental payors.  One payor, UnitedHealthcare, accounted for 18% of consolidated revenue, and Medicare accounted for14% of consolidated revenue during the year ended December 31, 2012. No other single government payors accounted for more than 4% of combined consolidated revenue.

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
(26) (Exhibit 4.2)
4.8	Form of Cash-only Stock Appreciation Right Agreement.	(28) (Exhibit 10.39)
10.1 Ù	MIM Corporation 1999 Cash Bonus Plan For Key Employees.	(38) (Exhibit 10.61)
10.2 Ù	Amended and Restated 2001 Incentive Stock Plan.	(11)
10.3 Ù	Amendment to the BioScrip, Inc. 2001 Incentive Stock Plan.	(32) (Exhibit 10.1)
10.4 Ù	2008 Amended and Restated Equity Incentive Plan.	(12)
10.5 Ù	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(33) (Exhibit 10.3)
10.6 Ù	Employment Letter, dated October 15, 2001, between the Company and Russell J. Corvese.	(13) (Exhibit 10.51)
10.7 Ù	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese.	(14) (Exhibit 10.46)
10.8 Ù	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese.	(15) (Exhibit 10.1)
10.9 Ù	Severance Agreement, dated August 24, 2006, by and between BioScrip, Inc. and Barry A. Posner.	(16) (Exhibit 10.1)

10.10 Ù	Amendment No. 1 to Severance Agreement between BioScrip, Inc. and Barry A. Posner.	(18) (Exhibit 10.2)
10.11 Ù	Separation and Release Agreement dated as of October 6, 2011 between Barry A. Posner and BioScrip, Inc.	(34) (Exhibit 10.1)
10.12 Ù	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.1)
10.13 Ù	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation (now BioScrip, Inc.) and Scott Friedman.	(20) (Exhibit 10.2)
10.14 Ù *	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.
10.15 Ù *	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.
10.16 Ù	Engagement Letter, dated as of January 31, 2011, by and between the Company and Mary Jane Graves.	(21) (Exhibit 10.1)
10.17 Ù	Employment Agreement, dated as of December 23, 2010, by and between BioScrip, Inc. and Richard M. Smith.	(22) (Exhibit 10.1)
10.18 Ù	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.1)
10.19 Ù	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.2)
10.20 Ù	Restrictive Covenant Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(24) (Exhibit 10.3)
10.21 Ù	Separation Agreement dated as of November 1, 2010, by and between the Company and Richard H. Friedman.	(25) (Exhibit 10.1)
10.22 Ù	Engagement Letter, dated April 19, 2012, by and between the Company and Hai Tran.	(40) (Exhibit 10.1)
10.23 Ù *	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.
10.24 Ù *	Employment Offer Letter, dated January 13, 2010, by and between the Company and Vito Ponzio.
10.25	Letter of Credit Agreement dated July 8, 2009.	(19) (Exhibit 10.1)
10.26	Cash Collateral Agreement dated July 8, 2009.	(19) (Exhibit 10.2)
10.27 *
Second Amended and Restated Credit Agreement, dated as of March 17, 2011, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.

10.28	First Amendment to the Second Amended and Restated Credit Agreement	(35) (Exhibit 10.1)
10.29 *	Second Amendment to the Second Amended and Restated Credit Agreement.
10.30	Third Amendment to the Second Amended and Restated Credit Agreement	(39) (Exhibit 10.2)
10.31
Amended and Restated Security Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other guarantors from time to time party thereto, as pledgors, assignors and debtors, and Healthcare Finance Group, LLC, in its capacity as collateral agent, as pledgee, assignee and secured party.
(23) (Exhibit 10.2)
10.32
Amended and Restated Collateral Management Agreement, dated as of December 28, 2010, by and among BioScrip, Inc., as borrower, the other loan parties from time to time party thereto and Healthcare Finance Group, LLC, in its capacity as collateral manager, as administrative agent.
(23) (Exhibit 10.3)
10.33	Intercreditor Agreement, dated as of March 25, 2010, by and between Jefferies Finance LLC, as agent for the first priority secured parties, and AmerisourceBergen Drug Corporation.	(26) (Exhibit 10.5)
10.34 #	Prime Vendor Agreement dated as of July 1, 2009 between AmerisourceBergen Drug Corporation, BioScrip, Inc. and the other parties thereto.	(30) (Exhibit 10.1)
10.35	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement..	(26) (Exhibit 10.4)
10.36 #	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(27) (Exhibit 10.1)
10.37 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(36) (Exhibit 10.1)

10.38 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(37) (Exhibit 10.2)
10.39 #	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(29) (Exhibit 10.1)
10.40	Registration Rights Agreement, dated as of March 25, 2010, by and among BioScrip, Inc., the guarantors party thereto and Jefferies & Company, Inc.	(26) (Exhibit 10.6)
10.41
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

(6)	Incorporated by reference to Post-Effective Amendment No. 3 to the Company's form 8-A/A dated December 4, 2002, SEC Accession No. 0001089355-02-000648.
(7)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 14, 2006, SEC Accession No. 0000950123-06-015184.
(8)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 4, 2009, Accession No. 0001014739-09-000006.
(9)	Incorporated by reference from the Company's definitive proxy statement for its 1999 annual meeting of stockholders filed with the Commission July 7, 1999SEC Accession No. 0001019056-99-000413.
(10)	Incorporated by reference from the Company's definitive proxy statement for its 2002 annual meeting of stockholders filed with the Commission April 30, 2002, SEC Accession No. 0001089355-02-000316.
(11)	Incorporated by reference from the Company's definitive proxy statement for its 2003 annual meeting of stockholders filed with the Commission April 30, 2003, SEC Accession No. 0001089355-03-000259
(12)	Incorporated by reference from the Company's definitive proxy statement for its 2010 annual meeting of stockholders filed with the Commission May 10, 2010, SEC Accession No. 0000950123-10-046953.
(13)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, SEC Accession No. 0001089355-02-000248.

(14)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed March 15, 2004, SEC Accession No. 001014739-04-000021.
(15)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 1, 2004, SEC Accession No. 0001014739-04-000082.
(16)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 25, 2006, SEC Accession No. 0000950123-06-010723.
(17)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on August 3, 2007, SEC Accession No. 0000950123-07-010803.
(18)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on January 20, 2009 SEC Accession No. 0000950123-09-000854.
(19)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on July 9, 2009 SEC Accession No. 0001014739-09-000023.
(20)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 SEC Accession No. 0001014739-09-000031.
(21)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on February 3, 2011 SEC Accession No. 0001014739-11-000004.
(22)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K/A filed on December 30, 2010 SEC Accession No. 0000950123-10-117687.
(23)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 30, 2010 SEC Accession No. 0000950123-10-117583.
(24)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on December 3, 2010 SEC Accession No. 0000950123-10-110784.
(25)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on November 2, 2010 SEC Accession No. 0000950123-10-099147.
(26)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on March 31, 2010 SEC Accession No. 0000950123-10-030906.
(27)	Incorporated by reference to the indicated exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, SEC Accession No. 0001014739-10-000025.
(28)	Incorporated by reference to the indicated exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, SEC Accession No. 0001014739-11-000006.
(29)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on January 26, 2012, accession No 0000950138-12-000025.
(30)	Incorporated by reference to the indicated exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, SEC Accession No. 0001014739-09-000048.
(31)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on February 3, 2012, accession No. 0001193125-12-038785.
(32)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on August 10, 2011, accession No. 0001014739-11-000033.
(33)	Incorporated by reference to the indicated exhibit to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(34)	Incorporated by reference the exhibit indicated to the Company's current report on Form 8-K filed on October 12, 2011, accession No. 0000950138-11-000539.
(35)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 23, 2011, accession No. 0001014739-11-000022.
(36)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(37)	Incorporated by reference to the exhibit indicated to the Company's current report on Form 8-K filed on May 2, 2011, accession No. 0001014739-11-000015.
(38)	Incorporated by reference to the exhibit indicated to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, SEC Accession No. 0000891554-99-001010.
(39)	Incorporated by reference to the exhibit indicated to the Company's Current Report on Form 8-K filed on August 2, 2012, SEC Accession No. 0001193125-12-332145.
(40)	Incorporated by reference to the indicated exhibit to the Company's Current Report on Form 8-K filed on April 23, 2012, SEC Accession No. 0000950138-12-000233.

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2013 .

BIOSCRIP INC.

/s/ Hai Tran
Hai Tran
Chief Financial Officer, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Myron Z. Holubiak Myron Z. Holubiak	Non-Executive Chairman of the Board	December 13, 2013

/s/ Richard M. Smith Richard M. Smith	President and Chief Executive Officer (Principal Executive Officer) Director	December 13, 2013

/s/ Hai Tran Hai Tran	Chief Financial Officer and Treasurer	December 13, 2013

/s/ Patricia Bogusz Patricia Bogusz	Vice President of Finance (Principal Accounting Officer)	December 13, 2013

/s/ Charlotte W. Collins Charlotte W. Collins	Director	December 13, 2013

/s/ Samuel P. Frieder Samuel P. Frieder	Director	December 13, 2013

/s/ David R. Hubers David R. Hubers	Director	December 13, 2013

/s/ Richard L. Robbins Richard L. Robbins	Director	December 13, 2013

/s/ Stuart A. Samuels Stuart A. Samuels	Director	December 13, 2013

/s/ Gordon H. Woodward Gordon H. Woodward	Director	December 13, 2013

Bioscrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$11,504	$(14,420)	$19,337	$16,421
Year ended December 31, 2011
Allowance for doubtful accounts	$16,421	$(12,347)	$18,654	$22,728
Year ended December 31, 2012
Allowance for doubtful accounts	$22,728	$(27,482)	$26,966	$22,212

(Exhibits being filed with this Annual Report on Form 10-K/A)

10.14 Ù	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.
10.15 Ù	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.
10.23 Ù	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.
10.24 Ù	Employment Offer Letter, dated January 13, 2010, by and between the Company and Vito Ponzio.
10.27
Second Amended and Restated Credit Agreement, dated as of March 17, 2011, by and among BioScrip, Inc., as borrower, all of its subsidiaries as subsidiary guarantors thereto, the lenders party thereto, Healthcare Finance
Group, LLC, as administrative agent for the lenders, as collateral agent and as collateral manager for the secured parties, and the other entities party thereto.

10.29	Second Amendment to the Second Amended and Restated Credit Agreement.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Hai Tran pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Richard M. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Hai Tran pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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