Form 10-K
period 2013-12-31
BioScrip, Inc.
filed 2014-03-03
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28740

BioScrip, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State of incorporation)	(I.R.S. Employer Identification No.)
100 Clearbrook Road, Elmsford NY	10523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
914-460-1600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Market

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $776,433,834 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On February 25, 2014, there were 68,187,087 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our ability to successfully integrate the operations of the CarePoint Partners Holdings LLC home infusion business;

•	our ability to make principal payments on our debt and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•
our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to complete the sale of the Home Health Services segment;

•	our ability to successfully integrate businesses we may acquire; and

•	other risks and uncertainties described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.	Business

Overview

BioScrip, Inc. (“BioScrip”, “we”, "us", "our" or the “Company”) is a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, home health agencies, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and deliver cost-effective access to prescription medications and home healthcare services. Our services are designed to improve clinical outcomes for patients with chronic and acute healthcare conditions while controlling overall healthcare costs.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, home-based and community-based care environment. Our core services are provided in coordination with, and under the direction of the patients' physicians. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate site of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ transplants, bleeding disorders, immune deficiencies and heart failure.

We were incorporated in Delaware in 1996 as MIM Corporation, with our primary business and operations being pharmacy benefit management services. Over the years, we have expanded our service offerings to include home infusion services and home health services.

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and ensuing assessments, we have focused our growth on investments in the Infusion Services segment, which is now the primary driver of our growth strategy.

To that end, on February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) with Walgreen Co. and certain subsidiaries (collectively, the “Pharmacy Services Buyers”) with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores. We received a total purchase price of approximately $173.8 million in 2012, resulting in a total pretax gain of $108.2 million net of transaction costs and other one-time charges.

Following the completion of the Pharmacy Services Asset Sale, we continued to execute our strategic plan by deploying the proceeds toward strategic business acquisitions to maximize future stockholder value.

On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase up to an additional $3.0 million based on the results of operations during the 24 month period through July 31, 2014. As of December 31, 2013, we have made additional cash payments of $1.7 million based on the achievement of expected operating results. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation (“HomeChoice”). The purchase price was $72.9 million at closing (the “HomeChoice Purchase Price”). The HomeChoice Purchase Price may also be increased in an amount up to $20.0 million if HomeChoice reaches certain performance milestones in the two years following the closing. We funded the acquisition with a combination of cash on hand and drawing on our prior credit facility with Healthcare Finance Group (the "Prior Credit Facility"). HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

On August 23, 2013, we acquired substantially all of the assets and certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC, a Delaware limited liability company (“CarePoint”) and its subsidiaries. The total consideration to the sellers at closing was $211.1 million paid in cash plus a contingent payment of up to an additional $10.0 million if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. We funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Delayed Draw Term Loan Facility (as defined below). Prior to our acquisition, the CarePoint Business was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses, servicing approximately 20,500 patients annually with 28 sites of service in nine states in the East Coast and Gulf Coast regions.

On February 1, 2014, we entered into a Stock Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries who have agreed to acquire substantially all of the entities and assets that make up our Home Health Services segment for a total cash purchase price of approximately $60.0 million, subject to a net working capital adjustment. The closing on this transaction is expected to occur on March 31, 2014. We intend to pay down our debt with the net proceeds from the sale of our Home Health Services segment.

The agreement to sell our Home Health Services segment is consistent with our continuing strategic evaluation of our businesses and our decision to continue to focus growth initiatives and capital in the Infusion Services segment.

Business Outlook

The Pharmacy Services Asset Sale caused us to perform further strategic assessments of our business and operations in order to align our corporate structure with our remaining business operations. As a result of the reassessment and subsequent realignment, we have focused on expanding revenue opportunities and lowering corporate overhead as well as redeploying our resources strategically. These actions have resulted in employee severance, retention bonus payments, write-downs of certain long-lived assets and accelerated recognition of expense associated with certain of our contractual obligations. The impact of these efforts included a reduction in salaries, benefits, rent and other facility costs. The redeployment of resources following the Pharmacy Services Asset Sale has better positioned us for growth in our strategic areas of operation; however, the impact of these actions on our future consolidated financial statements cannot be estimated.

Our Strengths

Our company has a number of competitive strengths, including:

We Have a Local Competitive Market Position within Our National Platform and Infrastructure

 As of December 31, 2013, we had a total of 111 locations in 29 states, including 82 home infusion locations and 29 home health locations. Our model combines local presence with comprehensive clinical programs for multiple therapies. We also have the capabilities and payor relationships to distribute pharmaceuticals in all 50 states. We have relationships with more than 1,000 payors including Managed Care Organizations (“MCOs”), government programs such as Medicare and Medicaid and other commercial insurers ("Third Party Payors"). We are one of a limited number of pharmacy and home health services providers that can offer a truly national, integrated and comprehensive approach of managing a patient’s chronic or acute conditions on behalf of their MCO, which generally favors fully integrated vendors that can provide high-touch pharmacy solutions for their patients.

Diversified and Favorable Payor Base

We provide prescription drugs, infusion, home health and clinical management services to a broad range of commercial and governmental payors.  One commercial payor, UnitedHealthcare, accounted for 21% of consolidated revenue, and Medicare accounted for 14% of consolidated revenue during the year ended December 31, 2013. No other single government payor accounted for more than 4% of combined consolidated revenue.

Effective Care Management Clinical Programs that are Designed to Produce Positive Clinical Outcomes and Reduce Readmissions

We have diversified and comprehensive clinical programs across numerous therapeutic areas, designed to improve patient outcomes. Our home infusion business provides traditional infusion therapies for acute and chronic conditions with accompanying collaborative clinical management. Our infusion product offerings and services are also designed to treat patients with chronic infusion needs. In addition to the long-term treatment associated with these chronic conditions, these conditions also require ongoing caregiver counseling and education related to individualized patient treatment plans and ongoing monitoring.

Our Centers of Excellence focus interdisciplinary teams to provide clinical excellence with outstanding personal service. Externally qualified by a panel of leading industry experts, the Centers employ evidence-based standards of care, policies, and procedures built on industry-recognized best practices. The Centers are led by specialists with advanced training and certifications who are dedicated to developing, improving, and sustaining clinical services to achieve optimal patient outcomes and exceed the expectations of patients and referral sources.

Our clinical management programs in multiple disease-state therapy provide us with opportunities to cross-sell services and technologies. We believe we have earned a positive reputation among all of our stakeholders — patients, physicians, payors and pharmaceutical manufacturers — by providing quality service and favorable clinical outcomes. We believe our platform provides the necessary programs and services for better and more efficient clinical outcomes for our patients.

Operating and Reporting Segments

After the divestiture of our traditional and specialty pharmacy mail operations and community retail pharmacy stores in 2012, we reevaluated our operating and reportable segments. As a result of this reevaluation, we changed our operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to our current operating and reportable segments: “Infusion Services”, “Home Health Services” and “PBM Services”. These three operating and reportable segments reflect how our chief operating decision maker now reviews the Company's results in terms of allocating resources and assessing performance.

Our Infusion Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require nursing support and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.

Our Home Health Services segment provides services that include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

Our integrated Pharmacy Benefit Management (“PBM”) Services operating and reportable segment consists of integrated PBM services, primarily discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

Products and Services

Infusion Services

We are one of the largest providers of home infusion services in the United States. Home infusion involves the preparation, delivery, administration and clinical monitoring of pharmaceutical treatments that are administered to a patient via intravenous (into the vein), subcutaneous (into the fatty layer under the skin), intramuscular (into the muscle) and intra-spinal (into the membranes around the spinal cord) methods. These methods are employed when a physician determines that the best outcome can be achieved through utilization of one or more of the therapies provided through the routes of administration described above.

Our home infusion services primarily involve the intravenous administration of medications treating a wide range of acute and chronic conditions, such as infections, nutritional deficiencies, various immunologic and neurologic disorders, cancer, pain and palliative care. Our services are usually provided in the patient's home but may also be provided at outpatient clinics, physicians' offices or at one of our ambulatory infusion centers.

We provide a wide array of home infusion products and services to meet the diverse needs of physicians, patients and payors. Diseases commonly requiring infusion therapy include infections that are unresponsive to oral antibiotics, cancer and cancer-related pain, dehydration and gastrointestinal diseases or disorders that prevent normal functioning of the gastrointestinal tract, which require IV fluids, parenteral or enteral nutrition. Other conditions treated with infusion therapies may include chronic diseases such as heart failure, Crohn's disease, bleeding disorders, immune deficiencies, multiple sclerosis and genetic enzyme deficiencies, such as Gaucher's or Pompe's disease. The therapies most commonly provided are listed below:

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

Antimicrobial Therapy
Provide intravenous antimicrobial medications used in the treatment of patients with various infectious processes such as: HIV/AIDS, wound infections, pneumonia, osteomyelitis, cystic fibrosis, Lyme disease and cellulitis.  May also be used in patients with disease processes or therapies that may lead to infections when oral antimicrobials are not effective.

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

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources. Our medications are compounded and dispensed under the supervision of a licensed pharmacist in a state licensed pharmacy that is accredited by an independent accrediting organization.  We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards as required under state jurisdiction. The accrediting organization surveys for compliance with the USP 797 standards for sterile drug compounding pharmacies and has confirmed that we are in compliance with such standards. The therapy is typically administered in the patient's home by a registered nurse or trained caregiver. Depending on the preferences of the patient or the payor, these services may also be provided at one of our ambulatory infusion centers, a physician's office or another alternate site of administration.

We currently have relationships with a large number of MCOs and other Third Party Payors to provide pharmacy products and services, including infusion services. These relationships are primarily at a local or regional level. A key element of our business strategy is to leverage our relationships, geographic coverage, clinical expertise and reputation in order to gain contracts with payors. Our infusion service contracts typically provide for us to receive a fee for preparing and delivering medications and related equipment to patients in their homes. Pricing is typically negotiated in advance on the basis of Average Wholesale Price (“AWP”) minus some percentage of contractual discount, or Average Sales Price ("ASP") plus some percentage. In addition, we typically receive a per diem payment for the service and supplies component of care provided to patients in connection with infusion services and a visit rate for the associated skilled nursing provided.

Home Health Services

We conduct our home nursing and therapy services through state-licensed as well as Medicare-certified agencies. Our healthcare professionals provide healthcare services to adult and pediatric patients in their homes, including those suffering from chronic and acute illnesses, those in recovery from surgical procedures and those who require monitoring or care for other reasons. Our key services and program offerings are skilled nursing; wound care; oncology nursing and infusion nursing; rehabilitation services including physical therapy, occupational therapy and speech language pathology; medical social services; and home health aide services. Our services are provided by registered nurses, licensed practical nurses, physical, occupational and speech therapists, infusion specialists, wound care specialists and social workers. Our home nursing offerings also include private duty nursing care in which our nurses provide services on an hourly or shift basis, in which our nurses provide services on an irregular basis or for a limited period of time. Our nurses provide nursing care to these patients through pain and symptom management, wound treatment and management, medication management, infusion therapy services, skilled assessment and observations of patients through home visits and telemonitoring and education to patients and family caregivers. Our hospice service provides skilled and unskilled care to terminally ill patients in their homes.

Most of our home nursing services are provided to beneficiaries of government sponsored programs. The majority of our skilled home nursing services are reimbursed by Medicare, based on the "prospective payment system" rates per episode, which varies with the complexity of patient condition.  Our private duty nursing services are generally billed on an hourly basis and are reimbursed primarily through one of a number of MCOs contracted by the TennCare program to administer these services on behalf of state residents who qualify for such benefits. Hospice is billed on a per diem basis with Medicare being the primary payor source.

PBM Services

We also provide prescription discount card programs and integrated PBM services.  These services are designed to offer employers, MCOs, Third Party Administrators (“TPAs”), and other Third Party Payors (collectively, “Plan Sponsors”) cost-effective delivery of pharmacy benefit plans including the low cost distribution of mail services for plan members who receive traditional maintenance medications through our network pharmacies that deliver traditional and specialty medications through mail facilities and retail stores.

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

Sales and Marketing

We have over 250 sales and marketing representatives and over 1,000 payor relationships including MCOs, Medicare Part D pharmacy networks, other government programs such as Medicare and Medicaid and other Third Party Payors.  Our sales and marketing efforts are focused on payors, healthcare systems and physician prescribers and are driven by dedicated managed care and physician sales teams as well as home health care consultants. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources and by fulfilling the care and service expectations of our many customers. Contracts with Third Party Payors, including MCOs, are an integral component for sales success.

Through our PBM Services, we also have over 100 relationships with PBM clients including Medicaid MCOs, employers, TPAs, workers compensation providers and discount card marketers. A range of direct sales methods are used to promote the discount card program and add new marketing organizations.

Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including without limitation “BioScrip”, “BioScrip Infusion Services”, “BioScrip Medical Supply Services”, “BioScrip PBM Services”, "BioScrip Pharmacy Services", “Applied Health Care”, “CarePoint Partners”, “Critical Homecare Solutions”, “Deaconess HomeCare”, “Deaconess Hospice”, “Elk Valley Health Services”, “HomeChoice Partners”, “InfuScience”, “InfusionCare”, “Infusion Partners”, “Infusion Solutions”, “New England Home Therapies”, “Option Health”, “Professional Home Care Services”, “Scripmine”, “Wilcox Home Infusion” and “Wilcox Medical”, each of which has either been registered at the state or federal level or is being used pursuant to common law rights. We are recognized in local markets by several of these trade names, but we do not consider the marks material to our business.

Competition

Infusion Services

The home infusion services market is highly competitive with a limited number of national providers and numerous local and regional companies.  Providers strive to differentiate their services based on their responsiveness to patient needs, quality of care, reputation with referral sources and cost of service. Our Centers of Excellence offer a high touch, high service approach to care on a local basis, which we believe differentiates our service.

Our competitors within the home infusion market include Walgreen Co. (including OptionCare and Critical Care Systems), CVS Caremark Corp. (through its recent acquisition of the Coram infusion business), Express Scripts Holding Company (through its subsidiary Accredo Health Group) and various regional and local providers of alternate site healthcare services such as hospitals, local home health agencies, and other local providers.

Home Health Services

Competition within the home health services market includes Gentiva Health Services, Inc., Almost Family, Inc., Amedisys, Inc., LHC Group, Inc. and local providers in our areas of service.

Pharmacy Benefits Management and Discount Card Services

In the PBM market we compete with large national PBMs and a number of smaller and regional PBMs. The large PBMs have integrated mail service and specialty pharmacy services and are very competitive with all Plan Sponsors. These national PBM companies include Express Scripts, Inc., Catamaran Corp., and CVS/Caremark Corp. In the discount card services market there are numerous competitors of various size. Generally, PBMs contract with marketing and sales organizations that market the cards either regionally or nationally via various sources, such as direct mail, internet, email, and sub-brokers/sales representatives.

Existing and potential competitors within the pharmacy discount card market include Catamaran Corp., ReStat Corp., Agility, Inc., CVS Caremark Corp and local marketers across the country.

Information Technology

Our Information Technology (“IT”) department positioned itself to facilitate our continued growth during 2013. In the early part of the year, the IT department initiated a data center migration to a hosted managed data center and started the consolidation of our core transactional platform. These investments in IT led towards a scalable infrastructure that was almost immediately leveraged as a result of the integration and migration activities associated with the HomeChoice and CarePoint Business acquisitions during 2013.

During 2014, IT expects to further leverage its previous investments by completing the data center migration, continuing consolidation of the core transactional platforms and data centers acquired in our 2013 business acquisitions and standardizing operations on integrated technologies.

Financial Information about Segments

Segment financial information is provided in Note 11 of the Notes to the Consolidated Financial Statements.

Government Regulation

The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. The healthcare regulatory landscape is also subject to frequent change. Laws and regulations in the healthcare industry are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. Moreover, our business is impacted not only by those laws and regulations that are directly applicable to us but also by certain laws and regulations that are applicable to our payors, vendors and referral sources. While our management believes we are in substantial compliance with all of the existing laws and regulations applicable to us, such laws and regulations are subject to rapid change and often are uncertain in their application. Further, to the extent we engage in new business initiatives, we must continue to evaluate whether new laws and regulations are applicable to us. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which cannot be predicted. There can be no assurance that we will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect upon our business and consolidated financial statements. In addition, the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (collectively, the “Health Reform Law”), may have a considerable impact on the financing and delivery of health care and conceivably could have a material adverse effect on our business.

Among the various federal and state laws and regulations which may govern or impact our current and planned operations are the following:

Medicare and Medicaid Reimbursement

Many of the products and services that we provide are reimbursed by Medicare and state Medicaid programs and are therefore subject to extensive government regulation. Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. The Medicare Program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home nursing and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of prescription drugs; Medicare Part C, which generally allows beneficiaries to enroll in private healthcare plans (known as Medicare Advantage plans); and Medicare Part D, established by the Medicare Prescription, Drug, Improvement and Modernization Act of 2003 (“Medicare Modernization Act”), which provides for a voluntary prescription drug benefit.

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

Approximately 26% of our revenue for the year ended December 31, 2013 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe we can service our current Medicaid patients through our existing infusion pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

Medicare Parts B and D

We receive reimbursement for infusion therapy under both Medicare Part B and Medicare Part D. In connection with the enactment of the Medicare Modernization Act, the Centers for Medicare and Medicaid Services (“CMS") promulgated a substantial volume of new regulations implementing the federal government's Voluntary Prescription Drug Benefit Program, known as Medicare Part D. CMS has attempted to clarify issues regarding coverage of infused drugs under Medicare Part D and the relationship with existing coverage under Medicare Part B. In certain cases, both Medicare Parts B and D will cover identical infused drugs. CMS has stated that coverage is generally determined by the diagnosis and the method of drug delivery.

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

The U.S. Department of Health and Human Services ("HHS"), Office of the Inspector General (“OIG”) and CMS continue to issue guidance with regard to the Medicare Part D program and compliance with related federal laws and regulations by Part D sponsors and their subcontractors. For example, on January 10, 2014, CMS published proposed regulations that would make a number of changes to Part D. The receipt of funds made available through this program may be subject to compliance with these new regulations, the established laws and regulations governing the federal government's payment for healthcare goods and services, and provisions in contracts with the prescription drug plans. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and these risks could negatively impact our business in future periods.

Medicare Part A

Home health agencies, including ours, are reimbursed under the Medicare program on a prospective payment system. Home health services include:

•skilled nursing care;
•physical, occupational, and speech therapy;
•medical social work;
•home health aide services; and
•hospice services.

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

On December 2, 2013, CMS published the Home Health Prospective Payment System update which became effective on January 1, 2014. The update finalized the following:

•
In accordance with the Health Reform Law, CMS rebased case mix weights for 2014 to an average weight of 1.0000. This includes base episode rates, low utilization payment adjustment per visit rates and the non-routine supplies conversion factor.

•
The rebasing adjustments will occur over the next four years. The rebasing adjustments will reduce the national standardized 60-day episode payment amount in each year from calendar year 2014 to calendar year 2017 by $80.95, which is 3.5% of the national standardized 60-day episode payment amount as of the date of enactment of the Health Reform Law.

•	The rebasing will be offset by a Market Basket Index equal to 2.3%.

•	With rebasing and other reductions, CMS calculates that, on average, home health agencies will see a 1.05% cut in reimbursement during the year ending December 31, 2014.

The impact of these items overall has decreased revenue within the industry.  We believe we have not been affected differently than other companies within the industry.

Medicare Part C - Medicare Advantage

Under Medicare Part C, beneficiaries can choose to enroll in a Medicare advantage plan sponsored by an MCO.  Providers who serve these beneficiaries must contract with the applicable MCO plan.  Reimbursement and other requirements imposed on the provider are governed by the agreement with the MCO plan rather than by statute or regulation and as such vary from plan to plan.  Medicare advantage plans are permitted to cover certain services that fee-for-service Medicare does not cover.  We currently have contracts with a number of Medicare advantage plans.

Legislative Changes to Medicare Reimbursement

The Medicare Modernization Act established requirements for a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), including enteral nutrients, supplies and equipment, certain respiratory therapy and home medical equipment products and external infusion pumps and supplies. CMS has the discretion to determine which products will be subject to competitive bidding. The first round of competitive bidding occurred in nine metropolitan areas around the country, called Competitive Bidding Areas ("CBAs") and was effective from January 1, 2011 through December 31, 2013. The first round did not have a material impact on our business. A round one re-compete for certain product categories was also conducted in the these same nine CBAs and included six product categories. The prices for the round 1 recompete went into effect January 1, 2014. The second round of competitive bidding was conducted in 100 additional CBAs for eight product categories.  New prices for the round 2 CBAs went into effect July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas of the country by January 1, 2016.  Although we were awarded supplier contracts in round 1 recompete and round 2 of competitive bidding, we do expect the new pricing and the implementation of competitive bidding to have an unfavorable annualized revenue impact of approximately $2.4 million.  We have addressed this potential impact through strategic relationships and a small acquisition, and believe that over the next year we will regain any volumes lost in the CBAs in which we were not awarded contracts. However, we have generally seen that the prices paid under the competitive bid contracts are below what Medicare had previously paid. Because of this, even in areas where we were awarded a contract, we may see decreased revenues. Continued expansion of the competitive bidding program could also have a negative impact on our revenue if we are not a successful bidder in many or all of the covered metropolitan areas for the product categories included that we offer.

Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. Congressional legislation was recently introduced that would establish Medicare coverage of home infusion therapy and home infusion drugs under Medicare Part B and consolidate coverage under Medicare Part D. However, these bills were not passed and we cannot predict whether new legislation will be introduced or passed. The Health Reform Law did not change Medicare coverage for home infusion therapy or home infusion drugs.

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

State Legislation and Other Matters Affecting Drug Prices

Many states have adopted legislation that limits the amount a pharmacy participating in the state Medicaid program is paid based on the pharmacy's prices applicable to third party plans, or in some instances, self-pay patients ("most favored nation" legislation). Because of these limitations, we may not receive the full Medicaid fee schedule amounts in some instances. There is wide variation in drafting, interpretation and enforcement of states’ “most favored nation” legislation. Our management carefully considers these laws and believes that each of our respective companies is in compliance therewith, however, we cannot predict whether the regulators will disagree with our interpretation or change their interpretation of the laws or their enforcement priorities.

Effective September 26, 2009, First DataBank and Medi-Span agreed to reduce the mark-up factor applied to Wholesale Acquisition Cost ("WAC"), on which AWP is based, from 1.25 to 1.20 for the approximately 1,400 drug codes that were the subject of the lawsuits. These AWP publishers also similarly reduced the mark-up factor on all other national drug codes on which they had marked up AWP. This voluntary reduction affected approximately 18,000 national drug codes. First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. As of the date of this report, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted. See "Risk Factors - Risks Related to Our Business - Changes in industry pricing benchmarks could adversely affect our financial performance."

Medicaid

We are also sensitive to possible changes in state Medicaid programs as we do business with several state Medicaid programs. Budgetary concerns in many states have resulted in, and may continue to result in, reductions to Medicaid reimbursement and Medicaid eligibility as well as delays in payment of outstanding claims. Any reductions to or delays in collecting amounts reimbursable by state Medicaid programs for our products or services, or changes in regulations governing such reimbursements, could cause our revenue and profitability to decline and increase our working capital requirements. For further discussion on state Medicaid reductions, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

Healthcare Reform Legislation – The Health Reform Law

In March 2010, the President signed into law the Health Reform Law. The Health Reform Law will result in sweeping changes to the existing U.S. system for the delivery and financing of health care. In general, among other things, the reforms will increase the number of persons covered under government program and private insurance; furnish economic incentives for measurable improvements in health care quality outcomes; promote a more integrated health care delivery system and the creation of new health care delivery models; revise payment for health care services under the Medicare and Medicaid programs; and increase government enforcement tools and sanctions for combating fraud and abuse by health care providers. In addition, the Health Reform Law will reduce cost sharing for Medicare beneficiaries under the Part D prescription drug benefit program and provide funding for medication management services by licensed pharmacists to individuals with chronic conditions.

The details for implementation of many of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. Many regulations have already been promulgated but others are still pending. Important market reforms have begun and will continue through full implementation in 2014. It is impossible to predict what many of the final requirements will be, and the net effect of those requirements on us. There is likely to continue to be considerable uncertainty as health industry stakeholders absorb and adapt to the profound changes embodied in the Health Reform Law.

Regulation of the Pharmacy Industry

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

Many states, as well as the federal government, are considering imposing, or have already begun to impose, more stringent requirements on compounding pharmacies including the Drug Quality and Security Act ("DQSA") (see Food, Drug, and Cosmetic Act below). We believe that our compounding is done in safe environments and we have clinically appropriate policies and procedures in place.  We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards. We do not believe that our current compounding practices qualify us as an outsourcing facility subjecting us to federal oversight. We cannot predict the impact of increased scrutiny on or new regulation of compounding pharmacies.

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

Laws enforced by the U.S. Drug Enforcement Administration ("DEA"), as well as some similar state agencies, require each of our pharmacy locations to register with the DEA in order to handle and dispense controlled substances. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require we follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances. These laws can be changed from time to time. We continuously review these changes to laws and believe we are in material compliance with the applicable federal and state controlled substances laws. If any of our pharmacy locations is deemed to be out of compliance, it could have an adverse impact on our business.

Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe we materially comply with these laws. If our infusion locations become subject to new licensure requirements, are unable to maintain required licenses or if states place burdensome restrictions or limitations on home health agencies or home nursing agencies, our infusion locations’ ability to provide nursing services in some states would be limited, which could have an adverse impact on our business.

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

Food, Drug and Cosmetic Act

Pharmacy operations

Certain provisions of the Federal Food, Drug and Cosmetic Act govern the preparation, handling, storage, marketing and distribution of pharmaceutical products. This law exempts many pharmaceuticals and medical devices from federal labeling and packaging requirements as long as they are not adulterated or misbranded and are dispensed in accordance with, and pursuant to, a valid prescription. Since the passage of DQSA, the U.S. Food and Drug Administration ("FDA") directly regulates outsourcing facilities but does not directly regulate non-outsourcing facility-pharmacies. Nevertheless, FDA will attempt to assert jurisdiction over pharmacies or compounding pharmacies which the agency believes act outside the scope of traditional pharmacy practice. In addition, the Federal Food, Drug, and Cosmetic Act ("FDCA") governs pharmaceutical products' movement in interstate commerce. The FDA has begun scrutinizing more closely compounding pharmacies' operations and compounded pharmaceuticals' movement in interstate commerce. While we cannot predict the new regulatory environment under the DQSA, we believe we comply in all material respects with all applicable requirements of a non-outsourcing-facility pharmacy.

Infusion services

The Company's health care services offerings do not fall under the jurisdiction of FDA. However, certain medical devices (infusion pumps) essential to the company's infusion services are governed by the FDCA and regulated by FDA. An infusion pump, like any medical device, is subject to failure. Since 2010, due to the relatively large number of adverse events associated with the use of infusion pumps, FDA has begun to change its approach to overseeing infusion pumps. Changes have included introducing higher levels of scrutiny, intensifying manufacturer engagement and bolstering user education / adverse event reporting. The shifting regulatory climate around infusion pumps, the requirement to maintain high levels of proficiency in using and training patients in the safe use of infusion pumps and, finally, the need to stay current in infusion pump design and “best practices” present elements of risk. Nevertheless, we believe we comply in all material respects with all applicable requirements and that our employees are adequately trained and equipped to use these devices.

Antitrust Laws

Numerous lawsuits have been filed throughout the United States by retail pharmacies against drug manufacturers challenging certain brand drug pricing practices under various state and federal antitrust laws. A settlement or decision in this type of lawsuit could have an impact on pricing and discounts and could reduce or eliminate the availability to us of certain discounts, rebates and fees currently received in connection with our drug purchasing and formulary administration programs. In addition, to the extent that we or an associated business appear to have actual or potential market power in a relevant market, business arrangements and practices may be subject to heightened scrutiny from an anti-competitive perspective and possible challenge by state or federal regulators or private parties.

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

Regulation of the PBM Industry

Licensure Laws

Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, PBMs, TPAs, discount card prescription drug programs and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. We have registered or are registering under such laws in those states in which we have concluded that such registration or licensure is required.

Legislation Imposing Plan Design Mandates

Some states have enacted legislation that prohibits Plan Sponsors from implementing certain restrictions on design features, and many states have introduced legislation to regulate various aspects of managed care plans including legislation that prohibits or restricts therapeutic substitution, requires coverage of all drugs approved by the FDA, or prohibits denial of coverage for non-FDA approved uses. For example, some states provide that members may not be required to use network providers, but that they must instead be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation), or provide that a member may sue his or her health plan if care is denied. Some states have enacted, and other states have introduced, legislation regarding plan design mandates. Some states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to our business, but it may apply to certain of our customers (generally, health maintenance organizations (“HMOs”) and health insurers). We do not believe the widespread enactment of these regulations would have a material adverse effect on our PBM business.

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

Fraud and Abuse Laws

Anti-Kickback Laws

Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal "anti-kickback" law prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs. Violation of the federal anti-kickback statute could subject us to criminal and/or civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Our management carefully considers the importance of such anti-kickback laws when structuring each company's operations and believes that each of our respective companies is in compliance therewith.

The federal anti-kickback law has been interpreted broadly by courts, the OIG and other administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, certain properly disclosed payments made by vendors to group purchasing organizations, payments made for leases of space and equipment and payments for personal services as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases.
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

Governmental entities have also investigated pharmacies and their dealings with pharmaceutical manufacturers concerning, among other things, retail distribution, sales and marketing practices and product conversion or product switching programs. Governmental entities have also investigated pharmacies with respect to their relationships with physicians and other referral sources. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time. In addition, we may be the target or subject of one or more such investigations or named parties in corresponding actions.

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

The False Claims Act also has been used by the federal government and private whistleblowers to bring enforcement actions under so-called "fraud and abuse" laws like the federal anti-kickback statute and the Stark Law. Such actions are not based on a contention that an entity has submitted claims that are factually invalid. Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with applicable laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services. The existence of the False Claims Act, which enforces alleged fraud and abuse violations, has increased the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Civil Monetary Penalties Act

The Civil Monetary Penalties Act authorizes the U.S. Secretary of HHS to impose civil money penalties, assessments and program supervision or exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs. Penalties range from $2,000 to $100,000 for each violation, depending on the specific misconduct involved.  The Inspector General must only prove liability by a "preponderance of the evidence" rather than the more demanding "beyond a reasonable doubt" standard required in criminal actions.  A health care provider may be held liable based on its own negligence and the negligence of its employees. There is no requirement that intent to defraud must be proved.  The availability of the Civil Money Penalties Act to enforce alleged fraud and abuse violations has increased the potential for such actions and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

Confidentiality, Privacy and HIPAA

Most of our activities involve the receipt, use and disclosure of confidential medical, pharmacy or other health-related information concerning individual patients or members, including the disclosure of the confidential information to the individual's health benefit plan. In addition, we use aggregated and blinded (anonymous) data for research and analysis purposes.

In 1996, the U.S. Congress passed the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) to give people greater control over the privacy of their medical information, to help them transfer health insurance between employers, and to lower the costs involved in transmitting this information. In 2009, the Health Information for Economic and Clinical Health Act (“HITECH”), which was enacted as a part of the economic stimulus legislation, modified certain provisions of HIPAA to strengthen its privacy and security provisions.

The federal privacy regulations under HIPAA (the “Privacy Regulations”) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). Among numerous other requirements, the Privacy Regulations, as amended by HITECH: (i) limit certain uses and disclosures of PHI; (ii) limit most disclosures of PHI to the minimum necessary for the intended purpose; (iii) require patient authorization for certain uses and disclosures of PHI; (iv) guarantee patients the right to access their medical records and to know who else has accessed them; and (v) establish requirements for breach notification.

The Privacy Regulations apply to "covered entities," which include most healthcare providers and health plans. Under HITECH, some of the Privacy Regulations also apply to “business associates,” which are persons or entities that perform or assist in the performance of certain services or activities for or on behalf of a covered entity, if the performance of the services or activities involves the use or disclosure of a patient’s PHI. HIPAA requires that a covered entity and its business associates enter into written contracts whereby the business associate agrees to certain restrictions regarding its use and disclosure of PHI. We provide a varied line of services to patients and other entities. Depending on the purpose or function of the service line, we may be functioning as a covered entity or a business associate for purposes of complying with HIPAA and the Privacy Regulations. For example, in our role as a pharmacy and home infusion therapy service provider, we are a covered entity. In our role as a PBM, we are a business associate.

We are also subject to the federal security regulations under HIPAA (the “Security Regulations”). The Security Regulations as amended by HITECH impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

The requirements imposed by the Privacy Regulations, and the Security Regulations are extensive and have required substantial cost and effort to assess and implement. We have taken and intend to continue to take steps that we believe are reasonably necessary to ensure our policies and procedures are in compliance with the Privacy Regulations and the Security Regulations. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting and reduced the amount of information we can use or disclose if patients or members do not authorize such uses or disclosures.

In addition, most states have enacted privacy and security laws that protect identifiable patient information which is not health related. Which state's laws are implicated is generally based on the state of the patient's residence. In response to concerns about identity theft, many states adopted so-called “security breach” notification laws that impose an obligation to notify persons when their personal information (e.g., social security numbers and financial information) has or may have been accessed by an unauthorized person. Many of these laws apply to our business and have and will continue to increase our burden and costs of privacy and security related regulatory compliance.

Employees

As of December 31, 2013, we had 2,893 full-time, 138 part-time and 878 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

Available Information

We maintain a website at www.bioscrip.com.  The information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available, free of charge through our website, our reports on Forms 10-K, 10-Q, and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

We have adopted a code of business conduct and ethics for our Company, including our directors, officers and employees. Our code of conduct policy, and the charters of the Audit Committee, Management Development and Compensation Committee, and Governance, Compliance and Nominating Committee of our board of directors are available on our website at www.bioscrip.com.

Item 1A.	Risk Factors

Risks Related to Our Business

Pressures relating to downturns in the economy could adversely affect our business and consolidated financial statements.

Medicare and other federal and state payors account for a significant portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government health care coverage programs in which we participate, including Medicare, Medicaid and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments on Medicaid obligations, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.

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

Our business is subject to numerous federal, state and local laws and regulations.  See “Business - Government Regulation.”  Changes in these regulations may require extensive changes to our systems and operations that may be difficult to implement.  Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business, including, but not limited to: imposition of civil or criminal penalties; suspension of payments from government programs; loss of required government certifications or approvals; suspension of authorizations to participate in or exclusion from government reimbursement programs; or loss of licensure. Reduction in reimbursement by Medicare, Medicaid and other governmental payors could adversely affect our business.  The regulations to which we are subject include, but are not limited to, Anti-Kickback laws; federal and state laws prohibiting self-referrals or “Stark laws”; HIPAA; False Claims Act; Civil Monetary Penalties Act; regulations of the FDA, U.S. Federal Trade Commission, and the DEA, and regulations of various state regulatory authorities.  In that regard, our business and consolidated financial statements could be affected by one or more of the following:

•
federal and state laws and regulations governing the purchase, distribution, management, compounding, dispensing and reimbursement of prescription drugs and related services, including state and federal controlled substances laws and regulations;

•	FDA and/or state regulation affecting the pharmacy or PBM industries;

•
rules and regulations issued pursuant to HIPAA and HITECH; and other federal and state laws affecting the use, disclosure and transmission of health information, such as state security breach notification laws and state laws limiting the use and disclosure of prescriber information;

•	administration of Medicare and state Medicaid programs, including legislative changes and/or rulemaking and interpretation;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	managed care reform and plan design legislation; and

•	federal or state laws governing our relationships with physicians or others in a position to refer to us.

•	interpretation and enforcement of the DQSA.

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

Federal actions and legislation may reduce reimbursement rates from governmental payors and adversely affect our results of operations.

In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. The automatic spending cuts did not and will not have an impact on Medicaid reimbursement. The reductions in Medicare reimbursement could have an adverse impact on our results of operations, although the magnitude of the impact cannot yet be predicted.

These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates. From time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments. Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage and/or enroll Medicaid recipients in managed care programs. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states.

In some cases, Third Party Payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government health care programs that reduce payments under these programs may negatively impact payments from Third Party Payors. Current or future health care reform and deficit reduction efforts, changes in laws or regulations regarding government health care programs, other changes in the administration of government health care programs and changes to Third Party Payors in response to health care reform and other changes to government health care programs could have a material, adverse effect on our financial position and results of operations.

If any of our pharmacies or home health agencies fail to comply with the conditions of participation in the Medicare program, that pharmacy or home health agency could be terminated from Medicare, which could adversely affect our consolidated financial statements.

Our pharmacies and home health agencies must comply with the extensive conditions of participation in the Medicare program. These conditions vary depending on the type of facility, but, in general, require our facilities to meet specified standards relating to licensure, personnel, patient rights, patient care, patient records, physical site, administrative reporting and legal compliance. If an agency or pharmacy fails to meet any of the Medicare conditions of participation or supplier standards, as applicable, that agency or pharmacy could be terminated from the Medicare program. We respond in the ordinary course to deficiency notices issued by surveyors, and none of our pharmacies or agencies has ever been terminated from the Medicare program for failure to comply with the conditions of participation or supplier standards, as applicable. Any termination of one or more of our agencies or pharmacies from the Medicare program for failure to satisfy the Medicare conditions of participation or supplier standards, as applicable, could adversely affect our consolidated financial statements.

We cannot predict the impact of new requirements on compounding pharmacies.

Compounding pharmacies have come under increasing scrutiny from federal and state governmental agencies. We have been responding to requests for additional information on our practices as we receive them. We believe that our compounding is done in safe environments and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards as required under state jurisdiction. In November 2013, Congress passed the DQSA, which creates a new category of compounders called outsourcing facilities, which are newly-regulated by the FDA. We do not believe that our current compounding practices qualify us as an outsourcing facility and therefore we continue to operate in compliance with USP 797 standards. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is a risk of regulatory action and/or increased resources required to comply with federal requirements imposed by the DQSA on outsourcing facilities that would increase our costs or otherwise significantly affect our results of operations. Furthermore, we cannot predict the impact of overall increased scrutiny on compounding pharmacies.

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

Changes in the case mix of patients, as well as payment methodologies, payor mix or pricing may have a material adverse effect on our consolidated financial statements.

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors.  Changes in the case mix of the patients, payment methodologies, payor mix or pricing among private pay, Medicare and Medicaid may significantly affect our consolidated financial statements.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts within our business generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, wholesale acquisition cost and average manufacturer price. Many of our contracts utilize the AWP benchmark.  As a part of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, effective September 26, 2009, both companies announced they would cease publication of the AWP pricing benchmarks at the end of 2011.  First DataBank ceased publication of the AWP pricing benchmarks on September 28, 2011. Without a suitable pricing benchmark in place many of our contracts will have to be modified and could potentially change the economic structure of our agreements. As of the date of this report, a viable generally accepted alternative to the AWP benchmark has not been developed by the industry, and Medi-Span has announced they will continue to publish AWP until a new benchmark is widely accepted.

Competitive bidding could reduce our volumes and profitability.

The Medicare Modernization Act established requirements for a competitive bidding program for determining Medicare reimbursement rates for certain items of DMEPOS, including enteral nutrients, supplies and equipment, certain respiratory therapy and home medical equipment products, and external infusion pumps and supplies.  CMS has the discretion to determine which products will be subject to competitive bidding.  The first round of competitive bidding occurred in nine CBAs and was effective from January 1, 2011 through December 31, 2013. The first round did not have a material impact on our business. The round 1 recompete for certain product categories was also conducted in the same nine CBAs and included six product categories. The prices for the round 1 recompete went into effect January 1, 2014. The second round of competitive bidding was conducted in 100 additional CBAs for eight product categories. New prices for the round 2 CBAs went into effect July 1, 2013. The Health Reform Law requires that CMS institute competitive bidding or use competitive bidding prices in all areas of the country by January 1, 2016.  Although we were awarded supplier contracts in round 1 recompete and round 2 of competitive bidding, we do expect the new pricing and the implementation of competitive bidding to have an unfavorable annualized revenue impact of approximately $2.4 million.  We have addressed this potential impact through strategic relationships and a small acquisition and believe that over the next year we will regain any volumes lost in the CBAs in which we were not awarded contracts. However, we have generally seen that the prices paid under the competitive bid contracts are below what Medicare had previously paid. Because of this, even in areas where we were awarded a contract, we may see decreased revenues. Continuing expansion of the competitive bidding program could also have a negative impact on our revenue if we are not a successful bidder in many or all of the covered metropolitan areas for the product categories included that we offer.

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

There are approximately 60,000 retail pharmacies in the United States. All major retail chain pharmacies and a vast majority of independent pharmacies participate in our pharmacy network. The top ten retail pharmacy chains represent approximately 50% of the total number of stores and over 90% of prescriptions filled in our network. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable on relatively short notice. If one or more of the top pharmacy chains elects to terminate its relationship with us, our members’ access to retail pharmacies and our business could be materially and adversely affected. In addition, many large pharmacy chains either own PBMs today, or could attempt to acquire a PBM in the future. Increased ownership of PBMs by retail pharmacy chains could materially and adversely affect our relationships with those pharmacy chains and, accordingly, our consolidated financial statements.

Contract renewals, or lack thereof, with key revenue sources and key business relationships could result in less favorable pricing, loss of exclusivity, and or reduced distribution and access to customers, which could have an adverse effect on our business, financial condition and results of operations.

We are renegotiating, on a rolling basis, contracts and business relationships with key revenue sources, including Third Party Payors, Plan Sponsors, network pharmacies, and discount card brokers.  Our future growth and success depends on our ability to maintain these relationships and renew such contracts on acceptable terms. However, we may not be able to continue to maintain these relationships which grant us access to certain customers and distribution channels. Any break in these key business relationships could result in lost contracts and reduce our access to certain customers and distribution channels. Further, when such contracts near expiration, we may not be able to successfully renegotiate acceptable terms.  Any increase in pricing or loss of exclusivity could result in reduced margins. Accordingly, it is possible that our ongoing efforts to renew contracts and business relationships with such key revenue sources as Third Party Payors, Plan Sponsors, network pharmacies and discount card brokers could result in less favorable pricing, loss of exclusivity or even reduced access to customers and distribution channels, any of which could  have an adverse effect on our business, financial condition and results of operations. As discussed in the risk factor titled “PBM client demands for enhanced service levels or possible loss or unfavorable modification of contracts with clients or providers could adversely affect our consolidated financial statements,” even when such contracts are renewed, they may be renewed for only a short term or may be terminable on relatively short notice.

We and certain of our executive officers have been named as defendants in two recently initiated lawsuits that could result in substantial costs and divert management’s attention, and we may be subject to similar lawsuits in the future.

We, and certain of our current and former executive officers, have been named as defendants in two purported class action lawsuits that generally allege that we and certain of our officers violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act by making allegedly false and misleading statements and/or omissions pertaining to distribution of the Novartis Pharmaceutical Corporation's product Exjade® (the “Medication”) by our legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”). On December 19, 2013, the two class action lawsuits were consolidated into a single consolidated class action lawsuit and a lead plaintiff was appointed. The lead plaintiff filed a consolidated complaint on February 19, 2014. The consolidated complaint seeks damages and other relief.

We intend to engage in a vigorous defense of the consolidated lawsuit. However, we are unable to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that this matter is covered by applicable insurance and we intend to engage in a vigorous defense of the consolidated lawsuit, nevertheless, this matter could require payments (including payments with respect of legal expenses) that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.

Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.

We are subject to risks relating to litigation and other proceedings in connection with our operations, including the dispensing of pharmaceutical products. See Item 3-Legal Proceedings for a description of material proceedings pending against us. We believe that these suits are without merit and, to the extent not already concluded, intend to contest them vigorously. However, an adverse outcome in one or more of these suits may have a material adverse effect on our consolidated results of operations, consolidated financial position and/or consolidated cash flow from operations, or may require us to make material changes to our business practices. For instance, effective January 8, 2014 we entered into a Stipulation and Order of Settlement and Dismissal (the "Federal Settlement Agreement") with the U.S. Department of Justice (the "DOJ") and qui tam relator David M. Kester (the "Relator"), and effective February 11, 2014, we entered into State Settlement Agreements (collectively, the "State Settlement Agreements", and together with the Federal Settlement Agreement the "Settlement Agreements") with the offices of the Attorneys General of thirty-five states (collectively, the "Settling States"). The Settlement Agreements provide for aggregate payments of $15.0 million plus interest to settle civil claims under the False Claims Act and related statutes and common law claims that could be brought by the DOJ, Relator or Settling States that arise out of the Legacy Division’s distribution of the Medication.

We periodically respond to subpoenas and requests for information from governmental agencies, including the civil investigative demand from the United States Attorney's Office (the "USAO") for the Southern District of New York (the "SDNY") and the subpoena from relevant state governments related to certain operations by our Legacy Division, as discussed above. We confirm that we are not a target or a potential subject of a criminal investigation. Except to the extent already concluded as discussed above, we cannot predict with certainty what the outcome of any of the foregoing might be or whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of these subpoenas. In addition to potential monetary liability arising from these suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured. Such costs may increase and/or continue to be material to our performance in the future.

In addition, as we continue our strategic assessment and cost reduction efforts, there is an increased risk of employment and workers compensation-related litigation and/or administrative claims brought against us. We would defend against any and all such litigation and claims, as appropriate. Such claims could have a material adverse effect on our consolidated financial statements in any particular reporting period.

We may face liabilities relating to the Pharmacy Services Asset Sale.

We are still subject to potential liabilities relating to historical business operations that were subject to the Pharmacy Services Asset Sale. Under the terms of the Pharmacy Services Asset Sale, we retained and are responsible for most historical liabilities of the operations subject to the Pharmacy Services Asset Sale. In addition, we are obligated to indemnify the Pharmacy Services Buyers against certain potential liabilities and for breaches of representations, warranties and covenants under the 2012 Asset Purchase Agreement. We may also be subject to claims by, and liabilities to, various stakeholders or other parties, including counterparties, regulatory authorities and employees, resulting from the conduct of the operations subject to the Pharmacy Services Asset Sale prior to the consummation of the Pharmacy Services Asset Sale.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our business strategy has been to grow by acquiring other companies and assets in the home infusion and complementary businesses. Growth, especially rapid growth, through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

Acquisitions, strategic investments, and strategic relationships involve certain risks.

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

We may not be able to identify suitable acquisition candidates or business and investment opportunities.

We intend to continue to explore strategic alternatives and identify new business acquisition opportunities. We may not be able to identify such new business acquisition opportunities or strategic alternatives to continue to execute our strategy.

Strategic investments, relationships and alternatives involve certain risks, and we may incur significant costs in connection with our evaluation of new business opportunities and suitable acquisition candidates.

Our management intends to identify, analyze and evaluate potential new business opportunities, including possible acquisition and merger candidates. We may incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these efforts. Notwithstanding these efforts and expenditures, we may not be able to identify an appropriate new business opportunity, or any acquisition opportunity, in the near term, or at all.

Failure to successfully integrate the CarePoint Business, and the additional indebtedness incurred to finance the CarePoint Business acquisition, could adversely impact the price of our common stock and future business and operations.

On August 23, 2013, we completed our acquisition of the CarePoint Business. Our integration of the CarePoint Business into our operations will be a complex and time-consuming process that may not be successful. The primary areas of focus for successfully combining the CarePoint Business with our operations may include, among others: retaining and integrating management and other key employees; integrating information, communications and other systems; managing our growth after the acquisition; retaining patients and payors; and integrating the supply chain. Even if we successfully integrate the CarePoint Business into our existing operations, we may not realize the anticipated benefits of the transaction. The anticipated benefits and cost savings may not be realized fully, or at all, or may take longer to realize than expected. In addition, the integration of the CarePoint Business requires all payors to update reimbursement records, resulting in billing and collection delays. These short-term disruptions may adversely affect our short-term working capital position.

We have calculated that we will receive a tax benefit of approximately $45.0 million as a consequence of our acquisition of the CarePoint Business. The tax benefit may be less than we anticipate. Additionally, even if the tax benefit is as much or greater than we have calculated, we may not be able to use the full benefit of the tax benefit associated with the CarePoint Business. As such, the forecasts and projections that we have prepared may be inaccurate which could cause us to revise the guidance as to our expected future financial performance.

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

Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.

We have contractual relationships with pharmaceutical manufacturers to purchase the drugs that we dispense. Any changes to these relationships, including, but not limited, to loss of a manufacturer relationship, drug shortages or changes in pricing, could have an adverse effect on our business and financial results.

We purchase a majority of our pharmaceutical products from one vendor and a disruption in our purchasing arrangements could adversely impact our business.

We purchase a majority of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, AmerisourceBergen Drug Corporation, or ABDC, pursuant to a prime vendor agreement. The term of this agreement extends until December 2018, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC's supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. We may not be able to find a replacement wholesaler on a timely basis or that such wholesaler would be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our consolidated financial statements may be materially and adversely affected.

Prescription volumes may decline, and our net revenues and profitability may be negatively impacted, when products are withdrawn from the market or when increased safety risk profiles of specific drugs result in utilization decreases.

We dispense significant volumes of prescription medications from our pharmacies. Our dispensing volume is the principal driver of revenue and profitability. When products are withdrawn by manufacturers, or when increased safety risk profiles of specific drugs or classes of drugs result in utilization decreases, physicians may cease writing or reduce the numbers of prescriptions written for these higher-risk drugs. Additionally, negative media reports regarding drugs with higher safety risk profiles may result in reduced consumer demand for such drugs. In cases where there are no acceptable prescription drug equivalents or alternatives for these prescription drugs, our prescription volumes, net revenues, profitability and cash flows may decline.

Home infusion joint ventures formed with hospitals could adversely affect our financial results.

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals.  This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model forming that is being labeled as an accountable care organization, or ACO.  These organizations are encouraged by the new Health Reform Law.  These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the new efficiencies.

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

Our business relies significantly on its ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. From time to time and particularly in recent years, there have been shortages of nursing staff, pharmacists and other professionals in certain local and regional markets.  As such, we are often required to compete for personnel with other healthcare systems and our competitors. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits. We may not be successful in any of these areas.

In addition, where labor shortages arise in markets in which we operate, we may face higher costs to attract personnel, and we may have to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages don’t exist at the time.  In either case, such circumstances could cause our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, negotiating collective bargaining agreements may have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources.

Introduction of new drugs or accelerated adoption of existing lower margin drugs could cause us to experience lower revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by Plan Sponsors.

The pharmaceutical industry pipeline of new drugs includes many drugs that over the long term may replace older, more expensive therapies. As a result of such older drugs going off patent and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products are added to a therapeutic class, thereby increasing price competition among competing manufacturer’s products in that therapeutic category.  In such cases, manufacturers have the ability to increase drug acquisition costs or lower the selling price of replaced products.  This could have the effect of lowering our revenues and/or margins.

Any changes to our relationships with our discount card brokers or changes in their efforts could negatively impact our business and financial results.

We contract with over 95 marketing companies that provide pharmacy discount cards to the uninsured and underinsured. Depending on the amount of revenue generated by any broker agreement, one or more terminations could have a material and adverse effect on our consolidated financial statements.  The brokers we use are typically small, privately held marketing companies.  The two largest brokers generated a significant percentage of the discount card business during 2013, however, one of these brokers, representing $17.7 million of our 2013 revenues, terminated their contract with us effective December 31, 2013.

Several of the large chain pharmacies are heavily promoting their own store discount cards, which has had a negative impact on volume for the discount card business. Because of the reduced volume, some of our discount card brokers have reduced their efforts because response rates to their marketing campaigns have decreased. These decreases in volume could negatively impact our business and financial results.

Financial difficulties at our third party processor of discount card claims could negatively impact our business.

Our contract with a third party PBM to process discount card transactions allows for the timely collections of discount card claims against the third party processor's network pharmacy claims population.  While this can improve claim collection, it also concentrates our credit risk with the third party processor.  Should our third party processor experience financial difficulties or declare bankruptcy, we could suffer increased bad debt expense and reduced operating profit. To the extent we elect to in-source the processing of discount card transactions, we may face disruptions in such transition which may adversely affect our consolidated financial statements.

Increases in costs to fulfill discount card claims could reduce our profitability.

The discount card portion of our PBM business relies on participating network pharmacies to fulfill drug prescriptions and reimburse us for the utilization of the card. Our fees are based on negotiated rates with the pharmacies. Should these fees decrease, operating profit will be reduced.

A disruption in supply could adversely impact our business.

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

Acts of God such as major weather disturbances could disrupt our business.

We operate in a network of prescribers, providers, patients, and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in the home. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payors, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in the home.

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

Our information technology infrastructure includes hosting services provided by third parties. While we believe these third parties are secure, high-performing organizations with customary certifications, they could suffer business interruption which in term could impact our operations negatively. In addition, changes in pricing terms charged by our technology vendors may adversely affect our financial performance.

Our failure to maintain controls and processes over billing and collecting could have a significant negative impact on our consolidated financial statements.

The collection of accounts receivable is a significant challenge, and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. If we are unable to properly bill and collect our accounts receivable, our results could be materially and adversely affected. While management believes that controls and processes are satisfactory, our accounts receivable collectability may not remain at current levels.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation, and our issuance of common stock in the merger with Critical Homecare Solutions Holdings, Inc. ("CHS") increased the risk that we could experience an “ownership change” in the future that could further limit our ability to utilize our net operating losses.

Under U.S. federal income tax law, a corporation's ability to utilize its net operating losses, or NOLs, to offset future taxable income may be significantly limited if it experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code, as amended. In general, an ownership change will occur if there is a cumulative change in a corporation's ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation for a taxable year generally is increased by the amount of any “recognized built-in gains” for such year and the amount of any unused annual limitation in a prior year. Any limitation to our annual use of NOLs could require us to pay a greater amount of U.S. federal (and in some cases, state) income taxes, which could reduce our after-tax income from operations for future taxable years and adversely impact our financial condition.

The former CHS stockholders may sell a substantial number of our common shares, which could cause our stock price to decline.

The former CHS stockholders may sell the shares of our common stock that they received in connection with our merger with CHS, as selling stockholders under our shelf registration statement or in compliance with Rule 144 promulgated under the Securities Act. The sale of a substantial number of our shares by such parties within a short period of time could cause our stock price to decline, making it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

Risks Related to Our Indebtedness

We incurred substantial additional indebtedness to refinance our prior indebtedness and to finance our acquisition of the CarePoint Business, which imposes operating and financial restrictions on us that, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and may increase the risk of default under our debt obligations.

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., as lead arrangers, SunTrust Bank as administrative agent and a syndicate of lenders. A portion of the proceeds of the loans advanced to us on the closing date of the Senior Credit Facilities were used to refinance certain existing indebtedness of ours and our subsidiaries, including the repayment in full of all amounts outstanding under the Prior Credit Facility, the payment of the purchase price for our 10 1/4% senior unsecured notes due 2015 (the "2015 Notes") tendered and accepted for purchase in the Offer and the payment of the redemption price for the 2015 Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility was fully funded in connection with the closing of our acquisition of our acquisition of the CarePoint Business, and the proceeds were used to fund a portion of the purchase price for such acquisition. The proceeds of all other loans advanced under the Senior Credit Facilities will be used to fund working capital and other general corporate purposes of BioScrip and its subsidiaries, including acquisitions, investments and capital expenditures. Our indebtedness may significantly limit our ability to execute our business strategy.

In addition, on February 11, 2014, we issued $200.0 million in aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The 2021 Notes are our senior unsecured obligations and are fully and unconditionally guaranteed by certain of our subsidiaries. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, we used approximately $194.5 million of the net proceeds of the offering to repay $59.3 million of our Revolving Credit Facility and $135.2 million related to the Term Loans Facilities. Interest is payable semi-annually on February 1 and August 1. At our option, we may redeem some or all of the 2021 Notes prior to maturity.

The terms of the Senior Credit Facilities require us to comply with certain financial covenants, including a maximum leverage ratio (which will be tested to the extent that advances under the Revolving Credit Facility exceed 25% of the maximum amount able to be drawn thereunder). In addition, subject to a number of important exceptions, the Senior Credit Facilities contain certain restrictions on our ability to, among other things:

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

Although we entered into a First Amendment with respect to the Senior Credit Facilities on December 23, 2013, pursuant to which our lenders consented to our entry into the Settlement Agreements and agreed to related modifications to the Senior Credit Facilities, there can be no assurance that we will be granted future waivers or amendments to the restrictions in the Senior Credit Facilities if for any reason we are unable to comply with such restrictions or that we will be able to refinance our debt on terms acceptable to us, or at all.

The lenders under the Senior Credit Facilities also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Senior Credit Facilities could recover amounts owed to them by foreclosing against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Senior Credit Facilities, including the equity of all of the Company's subsidiaries.

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

If the PBM business continues to decline and if we are unable to offset this decline through the growth of our other business segments or otherwise improve our cash flow from operations and reduce our borrowing needs, the Revolving Credit Facility financial covenant that limits advances under the Revolving Credit Facility will become applicable to us. This covenant becomes applicable when Revolving Credit Facility usage exceeds certain thresholds. In such event, we would be required to seek modification of this financial covenant to better align with our expectations for the PBM business. There can be no assurance that the lenders under the Revolving Credit Facility will grant our request for such modification, nor is there any assurance that the terms and conditions of such modification, if granted by the lenders, would be acceptable to us. If this covenant becomes applicable and we do not obtain the required modification of the covenant, we will not be in compliance with this covenant.

Despite our substantial indebtedness, we may still incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may incur substantial additional indebtedness, including additional secured indebtedness, in the future, in connection with future acquisitions, strategic investments and strategic relationships. Although the Senior Credit Facilities and the indenture governing the 2021 Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Senior Credit Facilities permit, among other things, credit borrowings of up to $475.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including the Senior Credit Facilities and the 2021 Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in our operating cash flows resulting from changes in economic conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, consolidated financial statements, prospects and our ability to service our debt and other obligations.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Senior Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, including our indebtedness under the Senior Credit Facilities, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Senior Credit Facilities and the 2021 Notes, on or before the maturity of the debt. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

The 2021 Notes are structurally subordinated to the liabilities of our subsidiaries that do not guarantee of the 2021 Notes.

The 2021 Notes are guaranteed on a senior unsecured basis by each of our current and future wholly owned domestic subsidiaries that are guarantors under our Senior Credit Facilities. The 2021 Notes are structurally subordinated to indebtedness and other liabilities, including trade payables, of any of our existing and future subsidiaries that are not guarantors of the 2021 Notes.

The indenture governing the 2021 Notes allows non-guarantor subsidiaries to incur certain additional indebtedness in the future. In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, these non-guarantor subsidiaries will pay the holders of their debts, holders of their preferred equity interests and their trade creditors before they will be able to distribute any of their assets to us.

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

We cannot be sure as to the standard that a court would use to determine whether a guarantor subsidiary was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of the guarantees would not be voided or that the guarantees would not be subordinated to other debt. If such a case were to occur, the guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor subsidiary, the obligations of the applicable guarantor subsidiary were incurred for less than fair consideration. A court could thus void the obligations under the guarantee, subordinate the guarantee to the applicable guarantor subsidiary's other debt or take other action detrimental to the lenders under the Senior Credit Facilities. If a court were to void a guarantee, the lenders under the Senior Credit Facilities would no longer have a claim against the guarantor subsidiary. Sufficient funds to repay amounts outstanding under the Senior Credit Facilities may not be available from other sources, including the remaining guarantor subsidiaries, if any. In addition, the court might direct the lenders under the Senior Credit Facilities to repay any amounts already received from or that are attributable to the guarantor subsidiary.

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

The ability of our subsidiary guarantors to make any required payments under their guarantees depends on our future operating performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Such subsidiaries’ businesses may not generate sufficient cash flow from operations in the future and their anticipated growth in revenue and cash flow may not be realized, either or both of which could result in their being unable to honor their guarantees or to fund other liquidity needs. If such subsidiaries do not have enough money, they may be required to refinance all or part of their then-existing debt, sell assets or borrow more money. They may not be able to accomplish any of these alternatives on terms acceptable to them, or at all. In addition, the terms of existing or future debt agreements, including the Senior Credit Facilities, may restrict such subsidiaries from adopting any of these alternatives. The failure of our subsidiaries to generate sufficient cash flow or to achieve any of these alternatives could materially and adversely affect the ability of such subsidiaries to pay the amounts due under their guarantees, if any.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Elmsford, New York and we maintain a corporate office in Eden Prairie, Minnesota. We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2023, in addition to a number of non-material month-to-month leases. Our properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. We also have several home health agency offices. As of December 31, 2013 our property locations, with the segment supported, were as follows:

Infusion Services
Birmingham, AL	Silvis, IL (3)	Bedford, NH	Memphis, TN
Burbank, CA	Lexington, KY (3)	Morris Plains, NJ	Nashville, TN
Irvine, CA	Alexandria, LA	Chestnut Ridge, NY	Austin, TX
Rohnert Park, CA	Baton Rouge, LA	Lake Success, NY	Dallas, TX
San Diego, CA	Bossier City, LA	New York, NY	Houston, TX (2)
Cromwell, CT (1)	Covington, LA	Akron, OH	Richardson, TX
Vernon, CT	Hammond, LA	Canfield, OH	Texarkana, TX
Coral Springs, FL	Houma, LA	Cincinnati, OH	Annandale, VA
Gainesville, FL	Lafayette, LA	Columbus, OH	Ashland, VA
Jacksonville, FL	Metairie, LA	Sylvania, OH	Chantilly, VA
Melbourne, FL	Southborough, MA	Uniontown, OH	Fredericksburg, VA
Miami Lakes, FL	Columbia, MD	Dunmore, PA	Norfolk, VA
Tampa, FL (1)	Auburn, ME	Sharpsburg, PA	Roanoke, VA
Winter Park, FL	Auburn Hills, MI	West Chester, PA	Rutland, VT
Albany, GA	Eagan, MN	Pawtucket, RI	Charleston, WV
Augusta, GA	Chesterfield, MO	Duncan, SC	Huntington, WV
Brunswick, GA	Pearl, MS	Mt Pleasant, SC	Martinsburg, WV
Norcross, GA	Durham, NC	Jackson, TN	Morgantown, WV
Savannah, GA	Fayetteville, NC	Knoxville, TN	White Hall, WV
Elmhurst, IL	Omaha, NE (3)

Home Health Services
Silvis, IL (3)	Hattiesburg, MS	Picayune, MS	Mt Juliet, TN
Lexington, KY (3)	Laurel, MS	Vicksburg, MS	Nashville, TN
Biloxi, MS (1)	Lucedale, MS	Waynesboro, MS	Oneida, TN
Brookhaven, MS (1)	Magee, MS	Omaha, NE (3)	Savannah, TN
Columbia, MS	Meridian, MS	Cookeville, TN	Selmer, TN
Flowood, MS	Natchez, MS	Fayetteville, TN	Waynesboro, TN
Gulfport, MS	Pascagoula, MS	Jackson, TN

(1)	Two locations.

(2)	Three locations.

(3)	Combined Infusion and Home Health facility.

Item 3.	Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General investigation
Settlement Agreements with the United States of America, qui tam relator and thirty-five states

Effective January 8, 2014, we entered into the Federal Settlement Agreement with DOJ and the Relator. The Federal Settlement Agreement memorialized the federal and private component of our previously disclosed agreement in principle, first announced on December 16, 2013, to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the "Claims") that could have been brought by the DOJ and Relator in the Civil Action (as defined below) relating to the Legacy Division's distribution of the Medication. Effective February 11, 2014, we entered into the State Settlement Agreements with the Settling States. The State Settlement Agreements memorialized the state component of our previously disclosed agreement in principle, first announced on December 16, 2013, to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division's distribution of the Medication.

As previously disclosed in September 2013, we have cooperated with the USAO and the New York State Attorney General's Medicaid Fraud Control Unit (the "NYMFCU" and together with the USAO, the "Government") by producing documents and information regarding the Legacy Division’s distribution of the Medication. As reflected in the Federal Settlement Agreement, we were informed by the Government for the first time in September 2013 that the Government was contemplating claims against us relating to the Legacy Division’s distribution of the Medication. Thereafter, and in connection with confidential settlement discussions with the Government, we were first informed confidentially that we and others were named as defendants in a sealed qui tam lawsuit (a whistleblower action brought by a private citizen, the Relator, on behalf of the government) filed in the SDNY by the Relator, in a case titled United States of America, et al., ex. Rel Kester v. Novartis Pharmaceuticals Corporation, et al, Civil Action No. 11-CIV-8196 (the "Civil Action") regarding the Legacy Division’s distribution of the Medication and alleging violations of the False Claims Act and related statutes. Until January 8, 2014, we were prohibited from publicly disclosing any information related to the existence of the Civil Action. On January 8, 2014, the Civil Action was unsealed and made public on order of the court.

With the execution of the Settlement Agreements, we expect the Civil Action to be fully resolved, and we expect to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. We anticipate that all state claims that have been or could be brought against us in the Civil Action will be dismissed without prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, we have not made any admission of liability and we expressly deny the allegations in the Civil Action.

As a part of the State Settlement Agreements, we have also resolved any and all claims that the Settling States or their representatives, including the National Association of Medicaid Fraud Control Units (the "NAMFCU") (which represented the offices of the Attorneys General of the Settling States), could bring for attorney's fees, investigative fees and/or administrative costs related to the Civil Action. Except for potential claims for certain investigative/administrative costs and attorney's fees related to the Civil Action incurred by the DOJ, Relator and the NAMFCU that we expect not to exceed $0.75 million in the aggregate, we do not anticipate any further claims relating to the matters involved in the Settlement Agreements. The Settlement Agreements do not, however, preclude the OIG or any state from taking any administrative actions.

Under the Settlement Agreements, we will pay an aggregate of $15.0 million, plus interest (at an annual rate of 3.25%) in three approximately annually payments starting in January 2014 through January 2016. The Settlement Agreements represented a compromise to avoid the costs, distraction and uncertainty of protracted litigation. The Settlement Agreements do not include any admission of wrongdoing, illegal activity, or liability by us or our employees, directors, officers or agents. The lenders under our Senior Credit Facilities provided their consent to the Settlement Agreements. In connection with such consent, we paid the lenders an amount of $0.5 million. As previously disclosed, our third quarter results included an accrual of an estimated potential loss of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division.

Securities Class Action Litigation in the Southern District of New York

On September 30, 2013, a putative securities class action lawsuit was filed against BioScrip, Inc., Richard M. Smith (“Mr. Smith”), our President and Chief Executive Officer, Hai V. Tran (“Mr. Tran”), our Chief Financial Officer, Mary Jane Graves (“Ms. Graves”), our interim Chief Financial Officer prior to Mr. Tran, and Patricia Bogusz (“Ms. Bogusz”), our Vice President of Finance, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive. The complaint is captioned Timothy Faig, Individually and on Behalf of All Other Persons Similarly Situated, v. BioScrip, Inc., Richard M. Smith, Hai V. Tran, Mary Jane Graves, and Patricia Bogusz, and was filed in the United States District Court for the

SDNY. The lawsuit seeks damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On November 15, 2013, a putative securities class action lawsuit (the "West Palm Action") was filed against BioScrip, Inc., Mr. Smith, Mr. Tran, Ms. Graves, Ms. Bogusz, Kimberlee C. Seah, our Senior Vice President, Secretary and General Counsel, the following members of our Board of Directors: Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Gordon H. Woodward, Jefferies LLC, Morgan Stanley & Co. LLC, Suntrust Robinson Humphrey, Inc., Dougherty & Company, and Noble International Investments, Inc., on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive. The complaint is captioned West Palm Beach Police Pension Fund, Individually and On Behalf Of All Others Similarly Situated, v. BioScrip, Inc., Richard M. Smith, Hai V. Tran, Mary Jane Graves, Patricia Bogusz, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Hubers, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee Seah, Jefferies LLC, Morgan Stanley & Co. LLC, Suntrust Robinson Humphrey, Inc., Dougherty & Company, and Noble International Investments, Inc., and was filed in the United States District Court for the SDNY. The lawsuit seeks damages and other relief for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits and appointing The Fresno County Employee’s Retirement Association as lead plaintiff. Upon consolidation, the consolidated class action was recaptioned In re BioScrip, Inc. Securities Litigation. The lead plaintiff filed a consolidated complaint on February 19, 2014, naming the same defendants as the West Palm Action but adding Kohlberg & Co., a stockholder of BioScrip, Inc., as a defendant. The consolidated complaint is brought on behalf of a putative class of purchasers of our securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased our securities pursuant or traceable to two underwritten public offerings conducted in April 2013 and August 2013. The consolidated complaint alleges generally that defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of the Medication as well as our PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. We intend to file a motion to dismiss the consolidated complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in July 2014. We and our officers deny any allegations of wrongdoing in the consolidated class action lawsuit. We and our officers believe all of the claims in the consolidated class action lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York. The complaint alleges principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion has sued for $3.5 million in damages. We believe Alexander Infusion’s claims to be without merit and intend to continue to defend against the allegations vigorously. Furthermore, under the Agreement and Plan of Merger, dated as of January 24, 2010, by and among the Company, Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Ms. Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd., subject to certain limits, the former CHS stockholders agreed to indemnify us in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.

Item 4.	Mine Safety Disclosures
Item not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.0001 per share (“Common Stock”), is traded on the NASDAQ Global Market under the symbol “BIOS.” The following table represents the range of high and low sale prices for our Common Stock for the last eight quarters. These prices reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
2013	First Quarter	$12.92	$10.57
	Second Quarter	$16.93	$11.62
	Third Quarter	$17.62	$8.29
	Fourth Quarter	$8.93	$5.61

2012	First Quarter	$7.40	$5.20
	Second Quarter	$7.88	$6.43
	Third Quarter	$9.23	$6.14
	Fourth Quarter	$11.06	$8.81

As of February 25, 2014, there were 199 stockholders of record of our Common Stock. On February 25, 2014 the closing sale price of our Common Stock on the NASDAQ Global Market was $8.53 per share.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph below compares our total cumulative return to holders of our Common Stock with the total cumulative returns of the NASDAQ Composite Index and the NASDAQ Health Services Index for the five-year period from December 31, 2008 through December 31, 2013. The graph shows the performance of a $100 investment in our Common Stock and in each index as of December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
6/11
9/11
12/11
3/12
6/12
9/12
12/12
3/13
6/13
9/13
12/13
BioScrip, Inc.
NASDAQ Composite
NASDAQ Health Services

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include CHS beginning March 2010, DS Pharmacy beginning July 2010, InfuScience beginning August 2012, HomeChoice beginning February 2013 and CarePoint Business beginning August 2013. Divestitures during this period include the Pharmacy Services Asset Sale. All historical amounts have been restated to reclassify amounts directly associated with the divested operations as discontinued operations. The amounts below are not necessarily indicative of what the actual results would have been if the Pharmacy Services Asset Sale had been divested at the beginning of the period.

	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(in thousands)
Working capital	$62,650	$127,158	$71,695	$50,137	$91,078
Total assets	$936,858	$642,376	$677,102	$663,986	$287,220
Total debt	$435,579	$226,379	$293,459	$306,469	$30,389
Stockholders' equity	$354,583	$293,409	$215,279	$200,101	$155,793
Total assets of discontinued operations	$—	$—	$59,005	$73,022	$57,648

	Year Ended December 31,
Statement of Operations Data	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Revenue	$842,195	$662,637	$554,506	$430,707	$204,646
Gross profit	271,814	224,960	215,415	160,536	48,270
Selling, general and administrative expenses	233,038	184,491	167,136	133,381	59,923
Change in fair value of contingent consideration	(5,786)	—	—	—	—
Bad debt expense	20,963	14,035	11,441	7,185	3,012
Acquisition and integration expenses (1)	16,130	4,046	—	5,924	1,774
Restructuring and other expenses (2)	7,771	5,143	7,909	3,985	—
Amortization of intangibles	6,671	3,957	3,376	2,522	—
Income (loss) from operations	(6,973)	13,288	25,553	7,539	(16,439)
Interest expense, net	28,197	26,067	25,542	23,560	980
Loss on extinguishment of debt (3)	15,898	—	—	2,954	—
Income (loss) from continuing operations, before income taxes	(51,068)	(12,779)	11	(18,975)	(17,419)
Income tax expense (benefit) (4)	2,538	(4,439)	435	48,700	(52,495)
Income (loss) from continuing operations, net of income taxes	(53,606)	(8,340)	(424)	(67,675)	35,076
Income (loss) from discontinued operations, net of income taxes	(16,048)	73,047	8,296	(1,467)	19,023
Net (loss) income	$(69,654)	$64,707	$7,872	$(69,142)	$54,099

(Loss) income per common share:
Basic (loss) income from continuing operations	$(0.83)	$(0.15)	$(0.01)	$(1.34)	$0.90
Basic (loss) income from discontinued operations	(0.25)	1.30	0.15	(0.03)	0.49
Basic (loss) income	$(1.08)	$1.15	$0.14	$(1.37)	$1.39

Diluted (loss) income from continuing operations	$(0.83)	$(0.15)	$(0.01)	$(1.34)	$0.88
Diluted (loss) income from discontinued operations	(0.25)	1.30	0.15	(0.03)	0.48
Diluted (loss) income (5)	$(1.08)	$1.15	$0.14	$(1.37)	$1.36

Weighted average common shares outstanding:
Basic	64,560	56,239	54,505	50,374	39,895
Diluted	64,560	56,239	54,505	50,374	39,737

(1)
Acquisition and integration expenses are related to the acquisitions of the CarePoint Partners Business (acquired August 23, 2013), HomeChoice Partners (February 1, 2013), InfuScience (July 31, 2012), DS Pharmacy (July 29, 2010) and CHS (March 25, 2010) as well as costs associated with the divestiture resulting from the Pharmacy Services Asset Sale.

(2)	Restructuring and other expenses are related to our strategic assessment and related restructuring plans including training and transitional costs, redundant salaries and certain fees.

(3)	The total loss on extinguishment of debt in 2010 was $9.6 million of which $6.6 million is included in loss from discontinued operations.

(4)
The income tax expense of $48.7 million in 2010 relates to the recognition of a valuation allowance on deferred tax assets.  The income tax benefit in 2009 primarily results from the $44.8 million reversal of valuation allowances that were no longer required.

(5)
The net income (loss) per diluted share excludes the effect of all common stock equivalents for all years except 2009 as their inclusion would be anti-dilutive to (loss) income per share from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Consolidated Financial Statements. The discussion also provides information about the financial results of the segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Annual Report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors" in this Annual Report. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Business Overview

We are a national provider of home infusion and other home healthcare services that partners with patients, physicians, hospitals, home health agencies, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and deliver cost-effective access to prescription medications and home healthcare services. Our services are designed to improve clinical outcomes for patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of December 31, 2013, we had a total of 111 locations in 29 states, including 82 home infusion locations and 29 home health locations.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patients' physicians. Our multidisciplinary team of clinicians, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patient's specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ transplants, bleeding disorders, immune deficiencies and heart failure.

Our business is currently reported under three operating segments: Infusion Services, Home Health Services and PBM Services. These three segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing operating and financial performance.

Our Infusion Services segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require nursing support and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.

Our Home Health Services segment provides services that include the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home. Subsequent to December 31, 2013, we agreed to sell our Home Health Services segment, as discussed below.

The PBM Services segment consists of integrated PBM services, primarily discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price. In addition, in our capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs under which we reimburse our network pharmacies and Third Party Payors in turn reimburse us based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and ensuing assessments, we have focused our growth on investments in the Infusion Services segment.

To that end, on February 1, 2012, we entered into the 2012 Asset Purchase Agreement with the Pharmacy Services Buyers with respect to the Pharmacy Services Asset Sale relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores. We received a purchase price of approximately $173.8 million in 2012, resulting in a pretax gain of $108.2 million net of transaction costs and other one-time charges through December 31, 2013.

Following the completion of the Pharmacy Services Assets Sale, we continued to execute our strategic plan by deploying the proceeds toward strategic business acquisitions to maximize future stockholder value.

On July 31, 2012, we acquired 100% of InfuScience for a cash payment of $38.3 million. The purchase price could increase by an additional $3.0 million based on the results of operations during the 24 month period through July 31, 2014. As of December 31, 2013, the Company has made additional cash payments of $1.7 million based on the achievement of expected operating results. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice. The HomeChoice Purchase Price was $72.9 million at closing. The HomeChoice Purchase Price may also be increased in an amount up to $20.0 million if HomeChoice reaches certain performance milestones in the two years following the closing. We funded the acquisition with a combination of cash on hand and drawing on the Prior Credit Facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, District of Columbia, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

On August 23, 2013, we acquired the CarePoint Business from CarePoint and its subsidiaries. The total consideration to the sellers at closing was $211.1 million paid in cash plus a contingent payment of up to $10.0 million. The sellers of the CarePoint Business will be eligible to receive the contingent payment if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. We funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (as defined below). Prior to our acquisition, the CarePoint Business was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses, servicing approximately 20,500 patients annually with 28 sites of service in nine states in the East Coast and Gulf Coast regions.

On February 1, 2014, we entered into a Stock Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries who have agreed to acquire substantially all of the assets and entities that make up our Home Health Services segment for a total cash purchase price of approximately $60.0 million, subject to a net working capital adjustment. The closing on this transaction is expected to occur on March 31, 2014. We intend to pay down our debt with the net proceeds from the sale of our Home Health Services segment.

The agreement to sell our Home Health Services segment is consistent with our continuing strategic evaluation of our businesses and our decision to continue to focus growth initiatives and capital in the Infusion Services segment.

Regulatory Matters Update

Approximately 26% of revenue for the year ended December 31, 2013 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

Medicare

In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. The automatic spending cuts did not and will not have an impact on Medicaid reimbursement. The reductions in Medicare reimbursement could have an adverse impact on our results of operations, although the magnitude of the impact cannot yet be predicted. There may also be other impacts from the automatic spending reductions that we cannot predict. Also, the staff at CMS and Medicare administrative contractors may be reduced, which could result in delays in claims processing.

These reductions will be in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.

We have been impacted by CMS rule revisions which reduced reimbursement rates applicable to the home health division of our business. In October 2011, CMS issued a final rule to update and revise Medicare home health rates for calendar year 2012.  The 2012 final rule reduced our Home Health segment revenue and gross profit by $1.9 million on an annual basis compared to 2011. In November 2012, CMS issued a final rule for home health agency reimbursement for 2013 that resulted in a 0.01% decrease in reimbursement. In December 2013, CMS issued a final rule for home health agency reimbursement that would result in a 1.05% decrease in reimbursement. We estimate that this rule will have a limited impact on revenue.

State Medicaid Programs

Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage and/or enroll Medicaid recipients in managed care programs. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states.

No single state Medicaid program represents greater than 4% of our consolidated revenue for the year ended December 31, 2013 and no individual state Medicaid reimbursement reduction to us as a provider is expected to have a material effect on our consolidated financial statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to the Company.

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

The following discussion is not intended to be a comprehensive list of all the accounting estimates or judgments made in the preparation of our financial statements and in many cases the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment on its application. See our audited Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report, which contain a description of our accounting policies and other disclosures required by GAAP.

Revenue Recognition

We generate revenue principally through the provision of home infusion and other home healthcare services to provide clinical management services and the delivery of cost effective prescription medications.  Prescription drugs are dispensed through pharmacies owned by us.  Fee-for-service agreements include: (i) pharmacy agreements, where we dispense prescription medications through our pharmacy facilities and (ii) PBM agreements, where prescription medications are dispensed through pharmacies participating in our retail pharmacy network.

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”), addresses situations in which there are multiple deliverables under one revenue arrangement with a customer and provides guidance in determining whether multiple deliverables should be recognized separately or in combination.

For infusion-related therapies, we frequently provide multiple deliverables of drugs and related nursing services.  After applying the criteria of ASC 605-25, we concluded that separate units of accounting exist in revenue arrangements with multiple deliverables.  If the drug is shipped, the drug revenue is recognized at the time of shipment, and nursing revenue is recognized on the date of service. We allocate revenue consideration based on the relative fair value as determined by our best estimate of selling price to separate the revenue where there are multiple deliverables under one revenue arrangement. We recognize infusion nursing revenue as the estimated net realizable amounts from patients and payors for services rendered and products provided.  This revenue is recognized as the treatment plan is administered to the patient and is recorded at amounts estimated to be received under reimbursement or payment arrangements with payors.

Home health net revenue is recorded based on a reimbursement rate under the Medicare Prospective Payment System program which varies based on the severity of the patient’s condition, service needs and certain other factors.  Revenue is recognized ratably over a 60-day episode period and is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period or if the patient is discharged but readmitted to another agency within the same 60-day episodic period.  Medicare cash receipts under the prospective payment system are initially recognized as deferred revenue and are subsequently recognized as revenue over the 60-day episode period.

Revenue generated under PBM agreements is classified as either gross or net based on whether we are acting as a principal or an agent in the fulfillment of prescriptions through our pharmacy network. When we independently have a contractual obligation to pay a network pharmacy provider for benefits provided to a Plan Sponsors’ members, and therefore are the “primary obligor” as defined in ASC Topic 605, Revenue Recognition, we include payments (which include the drug ingredient cost) from these Plan Sponsors as revenue and payments to the network pharmacy providers as cost of revenue. These transactions require us to pay network pharmacy providers, assume credit risk of Plan Sponsors and act as a principal. If we merely act as an agent, and consequently administer Plan Sponsors’ network pharmacy contracts, we do not have the primary obligation to pay the network pharmacy and assume credit risk and as such record only the administrative fees (and not the drug ingredient cost) as revenue.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the service/product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor. We estimate the allowance for doubtful accounts based upon several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   We review the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table shows the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2013			December 31, 2012 (1)
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$37,344	$9,490	$46,834	$41,124	$2,744	$43,868
Commercial	126,498	28,186	154,684	75,389	26,137	101,526
Patient	2,833	2,163	4,996	1,784	4,137	5,921
Gross accounts receivable	$166,675	$39,839	206,514	$118,297	$33,018	151,315
Allowance for doubtful accounts			(19,213)			(22,212)
Net accounts receivable			$187,301			$129,103

(1)
The December 31, 2012 balances include the remaining Pharmacy Services gross accounts receivables not sold as part of the 2012 Asset Purchase Agreement of $12.8 million over 180 days and the allowance for doubtful accounts includes $8.0 million related to these receivables. At December 31, 2013, none of the accounts receivable retained by the Company remained.

As of December 31, 2012, excluding the $12.8 million of Pharmacy Services accounts receivable that were remaining, the accounts receivable balance related to the continuing business was $138.5 million, of which $20.2 million were over 180 days. The allowance for doubtful accounts related to the continuing business was $14.2 million or 10.2% of total accounts receivable and 70.2% of accounts receivable over 180 days as of December 31, 2012. As of December 31, 2013, the allowance for doubtful accounts of $19.2 million was 9.3% of total accounts receivable and 48.2% of accounts receivable over 180 days. In addition, the December 31, 2013 aging includes $5.2 million of doubtful account allowances that were established as of the acquisition date of acquired entities or businesses that are not included in the allowance for doubtful accounts above as they are considered a fair market value adjustment under purchase accounting. The following table shows the pro forma effect on the accounts receivable aging (in thousands):

	December 31, 2013			December 31, 2012
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Gross accounts receivable	$166,675	$39,839	$206,514	$118,297	$33,018	$151,315
Add: acquisition-related allowance	—	5,243	5,243	—	—	—
Less: Pharmacy Services accounts receivable	—	—	—	—	(12,840)	(12,840)
Pro forma gross accounts receivable	$166,675	$45,082	211,757	$118,297	$20,178	138,475
Allowance for doubtful accounts			(19,213)			(22,212)
Add: Acquisition-related allowance			(5,243)			—
Less: Pharmacy Services allowance			—			8,045
Pro forma allowance for doubtful accounts			(24,456)			(14,167)
Pro forma net accounts receivable			$187,301			$124,308

The pro forma allowance for doubtful accounts as a percent of pro forma accounts receivable was 11.5% and 10.2% at December 31, 2013 and 2012, respectively.

Management believes that the increase in the aging is due to insufficient resources given the growth of the business and the resources required to integrate acquired businesses. We have added resources, including the engagement of a third party collection firm, and have improved cash and collections process monitoring tools. We have added additional controls to mitigate the risk of claims not timely filed.  We assessed the collectability of the increase in aging and added allowance for doubtful accounts as of December 31, 2013 and we believe the accounts receivable, net of the allowance for doubtful accounts, are collectible.   Incremental bad debt expense remains a risk if management’s action plans implemented in the fourth quarter do not have the anticipated level of success.

Allowance for Contractual Discounts

We are reimbursed by payors for products and services we provide. Payments for medications and services covered by payors are generally less than billed charges.  We monitor revenue and receivables from payors on an account-specific basis and record an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.  For the significant portion of our Infusion Services revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms, and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled.  We do not believe these changes in estimates are material. The billing functions for the remaining portion of our revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to third-party payors electronically, with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited on this portion of the business.

Amounts Due to Plan Sponsors

Payables to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors.

Contingent Consideration

Liabilities that may be owed to sellers after the closing of an acquisition transaction are recorded at fair value as of the opening balance sheet established for the acquired target. These contingent consideration provisions are frequently referred to as earnouts and are the subject of negotiation between the seller and the buyer. An earnout provision can compensate the seller with the value they believe the asset will deliver while also providing downside risk protection to the buyer should projections not materialize. As such, the terms of potential earnouts vary with each transaction. Fair value is assigned using multiple payout scenarios which each have a probability assigned based on factors including actual performance, evidence of business plans that have been implemented, and current market conditions that influence the ability to achieve the earnout. The probable payout amount is discounted to the current balance sheet date using a risk free rate. Each quarter, the fair value of the contingent consideration is updated to reflect relevant factors such as post-closing operating results and future forecasts for the acquired business or entity. The fair value of contingent consideration may be included in current liabilities or other non-current liabilities depending on the payment date specified in the purchase agreement.

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

As of December 31, 2013, we have a full valuation allowance of $63.3 million recorded against our deferred tax assets. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. As of December 31, 2013, we have deferred tax liabilities of $16.1 million relating to indefinite-lived goodwill and intangibles. These deferred tax liabilities cannot be used as a future source of taxable income because of the indefinite nature of the assets and therefore cannot be used to offset the deferred tax assets that require a valuation allowance. The deferred tax liability for these indefinite-lived goodwill and intangibles will continue to increase as we continue to amortize the tax deductible amounts of these assets. The tax amortization related to these assets will increase the deferred tax liability as well as create tax expense in future years until the full valuation allowance is reversed or the asset is fully amortized for tax purposes.

We file income tax returns, including returns for our subsidiaries, as required by federal tax laws and the tax laws of the state and local jurisdictions in which we operate.  Our uncertain tax positions are related to tax years that remain subject to examination and are recognized in the financial statements when the recognition threshold and measurement attributes of ASC 740 are met.  Interest and penalties related to unrecognized tax benefits are recorded as income tax expense.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not subject to amortization and, in accordance with ASC Topic 350, Intangibles – Goodwill and Other, we evaluate goodwill and indefinite lived intangible assets for impairment on an annual basis and whenever events or circumstances exist that indicate that the carrying value of goodwill or indefinite-lived intangible assets may no longer be recoverable.

The goodwill evaluation is based on a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill.  The measurement of possible impairment is based on the comparison of the implied fair value of reporting unit to its carrying value.  We used a third party valuation specialist to assist in the annual impairment evaluation that was performed as of December 31, 2013.

As of December 31, 2013, goodwill of $605.1 million is included in our Consolidated Balance Sheets of which $558.6 million is related to the Infusion Services reporting unit, $33.8 million related to the Home Health Services reporting unit and $12.7 million related to the PBM Services reporting unit. The goodwill of the Infusion Services reporting unit was recorded primarily as a result of the acquisition of CHS in 2010 and the CarePoint Business in 2013. The Home Health Services reporting unit goodwill was primarily the result of the CHS acquisition in 2010. As discussed above, on February 1, 2014 we entered into a Stock Purchase Agreement to sell substantially all of the entities and assets that make up our Home Health Services reporting unit for approximately $60.0 million.

In performing an annual evaluation of goodwill, a reporting unit's fair value is determined based on discounted future cash flows and a market-based comparison to industry peers.  For the Home Health Services reporting unit, we also took into consideration the value indications resulting from the pending sale of that reporting unit. Significant estimates are used in the determination of fair value that include future forecasted earnings and the working capital requirements of the business to generate estimated cash flows.  Our estimates could be materially impacted by factors such as competitive forces, changes in growth trends and specific industry conditions, with the potential for an adverse effect on financial condition and operating results of our reporting units that could potentially result in impairment of the goodwill.  Carrying value of each of the reporting units is determined based on the specific assets and liabilities of each reporting unit and allocations of corporate assets, liabilities and expenses. Each of our reporting units have fair values in excess of their carrying value at December 31, 2013.

As of December 31, 2013, indefinite lived intangible assets included $9.6 million of certificates of need and $5.8 million of nursing trademarks acquired from CHS in 2010 and allocated to our Home Health Services reporting unit. These intangible assets are evaluated for impairment using techniques similar to the goodwill evaluation described above, based largely on discounted cash flows.  As with the goodwill evaluation, we considered the value indications resulting from the pending sale of the Home Health Services reporting unit. If future cash flows do not achieve estimated levels, intangible assets could become impaired in future periods. As of December 31, 2013, the certificates of need and nursing trademarks have fair values in excess of their carrying value.

 As discussed above, the evaluation of goodwill and indefinite lived intangible assets considered the value indicated from the pending sale of the Home Health Services reporting unit. The sale is subject to customary closing conditions and is expected to close on March 31, 2014. While we believe that it is remote that the transaction will not close, in the event that the sale fails to close, we will be required to perform an interim impairment evaluation that could result in impairment of goodwill and indefinite lived intangible assets.

Impairment of Long Lived Assets

We evaluate whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. The measurement of possible impairment of property, plant and equipment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, would be determined based on the present value of the cash flows using discount rates that reflect the inherent risk of the underlying business.

Accounting for Stock-Based Compensation

Compensation cost for all share-based payments are based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation.  The fair value of each option award is estimated on the date of grant using a binomial option-pricing model that uses the following assumptions: (i) expected volatility is based on the historical volatility of our stock, (ii) the risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant, and (iii) the expected life of options granted is derived from previous history of stock exercises from the grant date and represents the period of time that options granted are expected to be outstanding. We use historical data to estimate option exercise and employee termination assumptions under the valuation model.  The fair value of the award is amortized to expense on a straight line basis over the requisite service period.  We expense restricted stock awards based on vesting requirements, including time elapsed, market conditions, and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. We expense stock appreciation right ("SAR") awards based on vesting requirements.  In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

Off-Balance Sheet Arrangements
Variable Interest Entity
In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests to determine if an entity in which it has a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, our organizational structure, including decision making ability, and relevant financial agreements. We also uses our qualitative analysis to determine if we must consolidate a variable interest entity as its primary beneficiary.

We had an affiliate equity investment in a variable interest entity that developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare system. Our analysis determined that we were not the primary beneficiary and, accordingly, recorded our initial net investment in the variable interest entity of $6.9 million and subsequent working capital contributions in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting.

On April 19, 2013, we, along with all other minority investors, completed the sale of our affiliate equity investment in this variable interest entity.  As of December 31, 2013, we have received cash payments from the sale of $8.6 million, with an additional $1.0 million held in escrow pending any working capital adjustments that may be necessary.  We also expect to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by us and the parties involved in the sale. As of December 31, 2013, a receivable of $2.2 million is included in other non-current assets in the accompanying Consolidated Balance Sheets.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Such reclassifications had no material effect on our previously reported Consolidated Financial Statements.

Results of Operations

The following discussion is based on our Consolidated Financial Statements. It compares our annual results of operations with the prior year results of operations.

Year ended December 31, 2013 compared to year ended December 31, 2012

	Year Ended December 31, (in thousands)
	2013		2012		Change
Revenue	$842,195		$662,637		$179,558
Gross profit	$271,814	32.3%	$224,960	33.9%	$46,854
Income (loss) from operations	$(6,973)	(0.8)%	$13,288	2.0%	$(20,261)
Interest expense, net	$28,197	3.3%	$26,067	3.9%	$2,130
Loss from continuing operations, before income taxes	$(51,068)	(6.1)%	$(12,779)	(1.9)%	$(38,289)
Loss from continuing operations, net of income taxes	$(53,606)	(6.4)%	$(8,340)	(1.3)%	$(45,266)
Income (loss) from discontinued operations, net of income taxes	$(16,048)	(1.9)%	$73,047	11.0%	$(89,095)
Net income (loss)	$(69,654)	(8.3)%	$64,707	9.8%	$(134,361)

Revenue. Revenue for the year ended December 31, 2013 was $842.2 million compared to revenue of $662.6 million for the year ended December 31, 2012.

Infusion Services segment revenue for the year ended December 31, 2013 was $697.3 million, compared to revenue of $481.6 million for the same period in 2012, an increase of $215.7 million, or 44.8%. Product revenue increased $204.2 million or 43.3% as a result of additional revenue related to the acquisitions of HomeChoice and the CarePoint Business during 2013 and due to organic growth. Infusion service revenue increased $11.6 million, or 114.7% as a result of increases in the volume of infusion nursing visits.

Home Health Services segment revenue for the year ended December 31, 2013 was $72.3 million compared to revenue of $69.2 million for the same period in 2012, an increase of $3.1 million, or 4.5%. This increase is primarily due to growth in volume of private duty nursing activity.

PBM Services segment revenue for the year ended December 31, 2013 was $72.6 million compared to revenue of $111.9 million for the same period in 2012, a decrease of $39.3 million, or 35.1%. This decrease results from $27.1 million related to the termination of a large but low margin client during the first quarter of 2013, declines in discount card revenue and pricing pressure related to a large discount pharmacy retailer.

Cost of Revenue. Cost of revenue for the year ended December 31, 2013 was $570.4 million compared to $437.7 million for the same period in 2012 or an increase of $132.7 million or 30.3%. The increase in cost of revenue primarily results from the acquisitions and organic growth in the Infusion Services Segment partially offset by declines in discount card volumes.

Gross Profit. Gross profit for the year ended December 31, 2013 was $271.8 million compared to $225.0 million for the same period in 2012, an increase of $46.9 million, or 20.8%. The increase in gross profit is due to the acquisitions of HomeChoice and CarePoint and organic growth. Gross profit as a percentage of revenue declined to 32.3% in the year ended December 31, 2013 as compared to 33.9% in the year ended December 31, 2012. The decline in gross profit as a percentage of revenue is due to the growth in revenue in the lower margin Infusion Services segment as a percentage of total revenue as compared to the higher margin Home Health and PBM Services segments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2013 were $233.0 million, or 27.7% of total revenue, compared to $184.5 million, or 27.8% of total revenue, for the same period in 2012. The increase in SG&A was primarily related to support for the Infusion Segment growth

Change in Fair Value of Contingent Consideration. For the year ended December 31, 2013, change in the fair value of contingent consideration was $5.8 million or 0.7% of total revenue. There was no change in the fair value of contingent consideration for the year ended December 31, 2012. The amount recorded in 2013 was due to reevaluation of the probability of sellers of HomeChoice earning the contingent consideration based on gross profit performance versus targets. While the acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the business which would result in performance significantly over and the transaction valuation model. Based on performance in 2013 and the 2014 business plans for these branches, we reduced the probability of payout and the fair value of this liability.

Bad Debt Expense. For the year ended December 31, 2013, bad debt expense was $21.0 million, or 2.5% of revenue, compared to $14.0 million, or 2.1% of revenue, for the same period in 2012. Bad debt expense increased 49.4% between periods as a result of higher Infusion Services segment revenue and higher bad debt experience largely related to the aging of insurance claims during our acquisition integration process and due to patients' ability to pay and continuing trends toward high-deductible plans.

Acquisition and Integration Expenses. During the year ended December 31, 2013 we incurred acquisition and integration expenses of $16.1 million associated with the acquisitions of the HomeChoice and the CarePoint Business. These costs include legal and financial advisory fees associated with the acquisitions; integration costs to convert to common policies, procedures and information systems; and costs related to branch consolidation and severance. In addition, a $2.3 million settlement was paid related to merger and acquisition activities during the year ended December 31, 2013. During the year ended December 31, 2012 we incurred acquisition and integration expenses of $4.0 million associated with the acquisitions of InfuScience and the preliminary stages of the HomeChoice acquisition that was closed in January 2013.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $7.8 million during the year ended December 31, 2013 compared to $5.1 million in 2012. During 2013 we incurred $3.4 million of costs resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs compared to $2.2 million during 2012. During the year ended December 31, 2013, we also incurred $3.7 million of training and transition costs compared to $1.7 million during the year ended December 31, 2012. Training and transition costs include costs related to training, redundant salaries and wages, and retention bonuses for certain critical personnel.

Amortization of Intangibles. During the year ended December 31, 2013, we recorded amortization of intangible assets of $6.7 million compared to $4.0 million for the prior year. The increase in amortization is due to the intangible assets recognized from the acquisitions of the CarePoint Business and HomeChoice Partners.

Interest Expense, Net. Net interest expense was $28.2 million for the year ended December 31, 2013, compared to $26.1 million for the same period in 2012. Interest expense for the year ended year ended December 31, 2013 included $11.2 million related to the Senior Credit Facilities that were entered into on July 31, 2013 and $14.7 million related to our 2015 Notes that were redeemed during July 2013. Additionally, the 2013 interest expense includes amortization of $1.4 million of deferred financing costs related to the Senior Credit Facilities. Interest expense for the year ended December 31, 2012 included $24.2 million of interest expense related to our 2015 Notes and $2.8 million related to our Prior Credit Facility.

Loss on Extinguishment of Debt. During 2013 we incurred a loss on extinguishment of debt of $15.9 million due to the repurchase and redemption of the 2015 Notes in July 2013. This loss includes $12.2 million of premium paid to repurchase and redeem the 2015 Notes and $3.5 million related to the write-off of deferred financing costs.

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2013 was $2.5 million on pre-tax net loss from continuing operations of $51.1 million.  The 2013 income tax expense includes a federal tax benefit of $17.9 million and a state tax benefit of $2.4 million at statutory tax rates offset by a $23.5 million adjustment related to deferred tax asset valuation allowances.  The income tax benefit of $4.4 million in 2012 includes a federal tax benefit of $4.5 million and state tax benefit of $0.6 million at statutory rates partially offset by a $1.1 million adjustment to deferred tax asset valuation allowances.

Net Loss and Loss Per Share from Continuing Operations. Net loss from continuing operations for the year ended year ended December 31, 2013 was $53.6 million, or $0.83 per basic and diluted share. Net loss from continuing operations was $8.3 million or $0.15 per basic and diluted share for the same period in the preceding year.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes. The net loss from discontinued operations for the year ended December 31, 2013 was $16.0 million compared to net income of $73.0 million for the year ended December 31, 2012. The 2013 net loss includes the accrual of a $15.0 million legal settlement (see Item 3 - Legal Proceedings) and other restructuring costs of $7.6 million, partially offset by a $6.5 million increase in the gain on sale primarily as a result of the favorable resolution of a contingent liability. Net income from discontinued operations for the year ended December 31, 2012 was $73.0 million. This reflects a gain of $115.0 million before taxes from the Pharmacy Services Asset Sale offset by one-time charges of approximately $13.4 million as a result of the transaction, a net loss from the operations of the traditional and specialty pharmacy mail operations and community retail pharmacy stores for the period ended May 4, 2012 of $1.5 million, and additional costs of $18.7 million, including incremental bad debt expense of $9.6 million, associated with the subsequent resolution of retained receivables and working capital liabilities relating to the operations subject to the sale.

Year ended December 31, 2012 compared to year ended December 31, 2011

	Year Ended December 31, (in thousands)
	2012		2011		Change
Revenue	$662,637		$554,506		$108,131
Gross profit	$224,960	33.9%	$215,415	38.8%	$9,545
Income from operations	$13,288	2.0%	$25,553	4.6%	$(12,265)
Interest expense, net	$26,067	3.9%	$25,542	4.6%	$525
Income (loss) from continuing operations, before income taxes	$(12,779)	(1.9)%	$11	—%	$(12,790)
Loss from continuing operations, net of income taxes	$(8,340)	(1.3)%	$(424)	(0.1)%	$(7,916)
Income from discontinued operations, net of income taxes	$73,047	11.0%	$8,296	1.5%	$64,751
Net income	$64,707	9.8%	$7,872	1.4%	$56,835

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

Selling, General and Administrative Expenses. SG&A for the year ended December 31, 2012 were $184.5 million, or 27.8% of total revenue, compared to $167.1 million, or 30.1% of total revenue, for the same period in 2011. The increase in SG&A was primarily due additional employee and facility related costs necessary to support the significant growth in infusion revenues, combined with the addition of InfuScience's operations.

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

Interest Expense, Net. Net interest expense was $26.1 million for the year ended December 31, 2012, compared to $25.5 million for the same period in 2011. Interest expense for the year ended December 31, 2012 included $24.2 million of interest expense related to our 2015 Notes and $2.8 million related to our Prior Credit Facility. Interest expense for the year ended December 31, 2011 included $24.1 million of interest expense, related to our 2015 Notes and $4.4 million related to our Prior Credit Facility.

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

Also impacting net income per share from discontinued operations, we entered into a final settlement resolving a previously disclosed lawsuit. Following responses to government subpoenas and discussions with the government, in May 2011 we were advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming us as defendant. The complaint alleged violations of healthcare statutes and regulations by us and predecessor companies dating back to 2000. We entered into a final settlement under which we paid the states $0.6 million and the federal government $4.4 million, resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2011, we recorded a legal settlement expense of $4.8 million related to this settlement. During the year ended December 31, 2012, we recorded additional legal settlement expense of $0.8 million to account for the final settlement amount. The legal settlement expenses were included in income (loss) from discontinued operations, net of income taxes in the accompanying Unaudited Consolidated Statements of Operations. As of December 31, 2012 there was no remaining liability and as of December 31, 2011, there was a liability of $4.8 million, included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets related to the settlement.

Non-GAAP Measures

The following table reconciles Segment Adjusted EBITDA to Consolidated Adjusted EBITDA to GAAP net loss from continuing operations, net of income taxes. EBITDA is net (loss) income from continuing operations adjusted for net interest expense, loss on extinguishment of debt, income tax benefit (expense), depreciation, amortization and stock-based compensation expense. Adjusted EBITDA also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

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

	Year Ended December 31,
	2013	2012	2011
Results of Operations:	(in thousands)
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$60,677	$36,764	$35,128
Home Health Services	2,884	5,401	5,954
PBM Services	17,110	25,659	30,122
Total Segment Adjusted EBITDA	80,671	67,824	71,204
Corporate overhead	(32,042)	(26,755)	(23,308)
Consolidated Adjusted EBITDA	48,629	41,069	47,896
Interest expense, net	(28,197)	(26,067)	(25,542)
Loss on extinguishment of debt	(15,898)	—	—
Income tax benefit (expense)	(2,538)	4,439	(435)
Depreciation	(13,555)	(8,513)	(6,591)
Amortization of intangibles	(6,671)	(3,957)	(3,376)
Stock-based compensation expense	(9,450)	(6,122)	(4,467)
Acquisition and integration expenses	(16,130)	(4,046)	—
Restructuring and other expenses and investments	(9,796)	(5,143)	(7,909)
Loss from continuing operations, net of taxes	$(53,606)	$(8,340)	$(424)

Infusion Services segment Adjusted EBITDA increased during the year ended December 31, 2013 as a result of the acquisitions of HomeChoice Partners and CarePoint Business during the year and our organic growth. This growth is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for 2013 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

Home Health Services segment Adjusted EBITDA decreased during the year ended December 31, 2013 compared to 2012 as a result of an increased volume of lower margin private duty nursing.

PBM Services segment Adjusted EBITDA decreased during the year ended December 31, 2013 compared to 2012 compared to the prior year due to the termination of a large but low margin client during the quarter ended March 31, 2013 and decreases in discount cash card volumes.

Non-GAAP Reconciliation -- Adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of amortization of intangibles and stock-based compensation expense. Non-GAAP Adjusted EPS also excludes certain acquisition-related charges such as transaction costs and acquisition and integration expenses; costs associated with restructuring such as employee severance, third party consulting and facility closure costs, training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations. We consider these costs to be outside the operational performance of the business.

The tables below provide a reconciliation of our net loss from continuing operations, net of income taxes, and basic and diluted loss per common share from continuing operations as reported under GAAP to its Adjusted EPS presentation, which is a non-GAAP measure. Our calculation of Non-GAAP Adjusted EPS, as presented, may differ from similarly titled measures reported by other companies.

	Year Ended December 31,
	2013(1)	2012(2)	2011(3)
Loss from continuing operations, net of income taxes	$(53,606)	$(8,340)	$(424)
Non-GAAP adjustments, net of income taxes:		—	—
Restructuring and other expenses and investments	9,796	3,099	4,798
Loss on extinguishment of debt	15,898	—	—
Acquisition and integration expenses	16,130	2,438	—
Amortization of intangibles	6,671	2,384	2,048
Stock-based compensation expense	9,450	3,689	2,710
Non-GAAP net income from continuing operations	$4,339	$3,270	$9,132

Loss per share from continuing operations, basic and diluted	$(0.83)	$(0.15)	$(0.01)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments	0.15	0.06	0.09
Loss on extinguishment of debt	0.25	—	—
Acquisition and integration expenses	0.25	0.04	—
Amortization of intangibles	0.10	0.04	0.04
Stock-based compensation expense	0.15	0.07	0.05
Non-GAAP earnings per share from continuing operations, basic and diluted	$0.07	$0.06	0.17

Weighted average shares outstanding, basic and diluted	64,560	56,239	54,505

(1)
For the year ended December 31, 2013 non-GAAP net loss from continuing operations adjustments are net of tax, calculated using an annual effective tax rate offset by the effect of our net operating loss carryforwards. Because of our net operating loss carryforwards, there is no tax effect related to the non-GAAP adjustments above for the year ended December 31, 2013.

(2)
For the year ended December 31, 2012, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $2,044, $1,608, $1,573 and $2,433, or $0.04, $0.03, $0.03, and $0.04 per share, respectively.

(3)
For the year ended December 31, 2011, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses, amortization of intangibles, and stock-based compensation expense was $3,111, $1,328, and $1,757, or $0.06, $0.02, and $0.03 per share, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $38.5 million during the year ended December 31, 2013 compared to net cash provided of $49.9 million during the year ended December 31, 2012. This $88.4 million increase in cash used in operating activities from continuing operations compared to the prior year was primarily due to the loss from continuing operations net of income taxes of $53.6 million and a $31.9 million increase in receivables as a result of increased sales from acquired businesses and organic growth. As anticipated, the acquisitions of the CarePoint Business and HomeChoice during 2013 have created near-term working capital needs. In addition, the 2012 cash provided from operations included $101.3 million related to the collection of receivables largely due to the collection of pharmacy services accounts receivable retained as part of the Pharmacy Services Asset Sale.

Net cash used in investing activities during the year ended December 31, 2013 was $302.4 million compared to $67.6 million of cash used during the same period in 2012. The 2013 amount includes $283.0 million related to the acquisition of HomeChoice and the CarePoint Business partially offset by the net proceeds of $8.6 million related to the sale of our interest in an unconsolidated affiliate. Expenditures for property and equipment increased $14.6 million during the 2013 period as compared to 2012.

Net cash provided by financing activities during the year ended December 31, 2013 was $295.8 million compared to an outflow of $58.7 million during the same period in 2012. The cash provided in 2013 includes net proceeds of $118.4 million related to our public stock offering and $378.1 million related to our new Senior Credit Facilities offset by $237.4 million utilized to repurchase and redeem our 2015 Notes.

At December 31, 2013, we had working capital of $62.7 million compared to $127.2 million at December 31, 2012.  The $64.5 million decrease in working capital results from the net proceeds of our public stock offering and new Senior Credit Facilities being offset by the cash used for the acquisitions of HomeChoice and CarePoint Business and the repurchase and redemption of the 2015 Notes.

Public Stock Offering

On April 24, 2013, we completed an underwritten primary public offering of 10,406,250 shares of our common stock at an offering price to the public of $12.00 per share, less underwriting discounts and commissions and other offering expenses payable by us. In addition, 3,968,750 shares of common stock were offered and sold by certain existing stockholders in an underwritten secondary offering completed on the same date and at the same offering price to the public, less underwriting discounts and commissions and other offering expenses payable by the selling stockholders.

We received net proceeds of $118.4 million after underwriting discounts, commissions and other offering expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders. We used $21.0 million and approximately $61.1 million of the net proceeds, respectively, (i) to repay outstanding borrowings under the Prior Credit Facility and (ii) to fund a portion of the CarePoint acquisition. We used the remaining net proceeds from the offering for general corporate purposes, which included, among other things, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

Repurchase and Redemption of 2015 Notes

On June 3, 2013, we commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of our outstanding 2015 Notes to purchase any and all of the 2015 Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase. On July 31, 2013, we received and accepted for purchase approximately 56.1% of the aggregate principal amount of our outstanding 2015 Notes that were tendered by the Offer's expiration date of July 30, 2013. The $133.3 million aggregate repurchase price plus accrued but unpaid interest of $4.3 million of the 2015 Notes tendered in connection with the Offer was paid from proceeds received under the Term Loan B (defined below).

In connection with the Offer, we solicited and received sufficient consents from the holders of the 2015 Notes to amend certain provisions of the indenture governing the 2015 Notes (the "2015 Notes Indenture") that eliminated substantially all of the restrictive covenants, certain events of default and other provisions included in the 2015 Notes Indenture. On July 31, 2013, we entered into a supplemental indenture with the trustee for the 2015 Notes, giving effect to the proposed amendments to the 2015 Notes Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the 2015 Notes Indenture.

On July 31, 2013, we satisfied and discharged our obligations under the 2015 Notes Indenture by depositing with the trustee approximately $107.8 million (the “Discharge Amount”) from proceeds received under the Term Loan B Facility. From the Discharge Amount, the trustee paid all remaining outstanding 2015 Notes on August 19, 2013 at a redemption price equal to $1,051.25 cash for each $1,000.00 of the principal amount plus accrued and unpaid interest as of such date.

As a result of the above repurchase and redemption, all amounts under the 2015 Notes were fully satisfied and we incurred a loss on extinguishment of debt of $15.9 million during the year ended December 31, 2013.

New Senior Credit Facilities

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the "Revolving Credit Facility"), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the "Term Loan B Facility") and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the "Delayed Draw Term Loan Facility" and, together with the Revolving Credit Facility and the Term Loan B Facility, the "Senior Credit Facilities") with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding,

Inc.., as lead arrangers, SunTrust Bank, as administrative agent, and a syndicate of lenders. On July 31, 2013, in connection with our entering into the Senior Credit Facilities, we also terminated the Prior Credit Facility.

Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. As of December 31, 2013, the interest rates for the Term Loan B Facility and Delayed Draw Term Loan Facility (collectively, the "Term Loan Facilities") are approximately 6.5% and the interest rate for the Revolving Credit Facility is approximately 5.46%. The interest rates may vary in the future depending on our consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Facilities each mature on July 31, 2020 and require equal consecutive quarterly repayments of 1.25% of the original principal amount funded commencing on December 31, 2013. Once repaid, amounts under the Term Loan Facilities may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of our assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of our obligations under the Senior Credit Facilities to pay the full amount of the obligations. If we draw down in excess of 25% of the available borrowing capacity under the Revolving Credit Facility, the net leverage covenants under the Revolving Credit Facility will become applicable such that our consolidated net leverage ratio will not be permitted to exceed certain thresholds until maturity of the Revolving Credit Facility. The required maximum consolidated net leverage ratio thresholds for the Revolving Credit Facility are defined for each measurement quarter. The Term Loan Facilities are not subject to any financial covenants.

The proceeds of the Term Loan B Facility were used to refinance certain of our existing indebtedness, including the payment of the purchase price for the 2015 Notes tendered and accepted for purchase in the Offer and the payment of the redemption price for the 2015 Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility and the Revolving Credit Facility were used to fund a portion of the CarePoint Purchase Price and may be used for other general corporate purposes, including acquisitions, investments, capital expenditures and working capital needs.

Amendments to the Senior Credit Facilities

On December 23, 2013, we entered into the First Amendment to the Senior Credit Facilities pursuant to which we obtained the required consent of the lenders to enter into the Settlement Agreements and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million. In exchange for this consent, we paid the lenders a fee of $0.5 million.

On January 31, 2014, we entered into the Second Amendment to the Senior Credit Facilities, which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit up to $150.0 million of second-lien debt and up to $250.0 million of unsecured bonds, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%.

Issuance of 2021 Notes

On February 11, 2014 we issued $200.0 million in aggregate principal amount of 8.875% Senior Notes due 2021 (the "2021 Notes"). The 2021 Notes are senior unsecured obligations and are fully and unconditionally guaranteed by certain of our subsidiaries. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, we used approximately $194.5 million of the net proceeds of the offering to repay $59.3 million of the Revolving Credit Facility and $135.2 million related to the Term Loan Facilities. The 2021 Notes were issued under Rule 144A of the Securities Act and Regulation S.

The 2021 Notes have a fixed annual interest rate of 8.875%. The 2021 Notes rank equally to all of our and the guarantors’ other unsecured and unsubordinated indebtedness, but are effectively junior to all of our and the guarantors’ secured indebtedness, to the extent of the collateral securing such indebtedness. The 2021 Notes rank effectively junior to all liabilities of our future subsidiaries that do not guarantee the 2021 Notes. We may redeem the 2021 Notes in whole or in part on and after February 15, 2017. In addition, we may redeem up to 35% of the 2021 Notes before February 15, 2017 with the proceeds of certain equity offerings. We may also redeem all or part of the 2021 Notes before February 15, 2017, at a redemption price equal to 100% of the principal amount of the 2021 Notes redeemed, plus accrued and unpaid interest, to the date of redemption, plus a make-whole premium. If we sell certain assets or experience specific kinds of changes in control, we must offer to repurchase the 2021 Notes. We and the guarantors have agreed to file a registration statement pursuant to which we will either offer to exchange the 2021 Notes for substantially similar notes that are registered under the Securities Act or, in certain circumstances, register the resale of the 2021 Notes.

Income Taxes

At December 31, 2013, we had federal NOL carryforwards of approximately $112.0 million, of which $23.9 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our federal NOLs, $17.9 million are related to the exercise of non-qualified stock options and restricted stock grants and will be recorded in additional paid-in capital when realized.  We have post-apportioned state NOL carryforwards of approximately $138.4 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

As of the filing of this report, we expect that cash generated from operating activities combined with available borrowings under our Revolving Credit Facility will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to continue exploring strategic alternatives anticipated to maximize shareholder value going forward, including reinvesting certain proceeds in the Infusion Services segment. We may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

The following table sets forth our contractual obligations affecting future cash flows as of December 31, 2013 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt (1) (2)	$536,919	$45,188	$43,888	$42,588	$41,288	$39,988	$323,979
Operating lease obligations	35,052	9,622	7,771	6,202	5,038	3,242	3,177
Capital lease obligations (1)	1,012	333	438	201	39	1	—
Settlement agreement (3)	15,627	3,004	6,417	6,206	—	—	—
Purchase commitment (4)	37,330	37,330	—	—	—	—	—
Total	$625,940	$95,477	$58,514	$55,197	$46,365	$43,231	$327,156

(1)	Includes principal and estimated interest.

(2)
Future payments are calculated based on the terms of the Senior Credit Facility as of December 31, 2013 and do not reflect the revised repayment terms in the Second Amendment to the Senior Credit Facility and paydown of debt subsequent to December 31, 2013.

(3)	Includes estimated interest.

(4)	Commitment to purchase prescription drugs from drug manufacturers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to our outstanding debt. At December 31, 2013, we had total debt of $435.6 million of which $435.0 million related to the Senior Credit Facilities is subject to floating interest rates. Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. Interest rates for the Term Loan Facilities are subject to a 1.25% minimum to determine our interest rate. As of December 31, 2013, the Eurodollar rate is approximately 0.21% therefore, an increase in the current market rate of 1.00% would not impact our interest expense. Interest rates under the Revolving Credit Facility are not subject to a minimum rate, therefore, an increase in the current market of 1.00% would increase our interest expense by approximately $0.4 million annually based on the amount outstanding under the Revolving Credit Facility at December 31, 2013.

On February 11, 2014, we issued $200.0 million in aggregate principal amount of the 2021 Notes. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, we used approximately $194.5 million of the net proceeds to repay $59.3 million of the Revolving Credit Facility and $135.2 million related to the Term Loan Facilities. The interest rate on these new notes is fixed and not subject to market risk.

We regularly assess the significance of interest rate market risk as part of our treasury operations and as circumstances change and will enter into interest rate swaps as appropriate in accordance with the terms of the Senior Credit Facilities. We do not use financial instruments for trading or other speculative purposes and are not a party to any derivative financial instruments at this time.

At December 31, 2013, the carrying values of accounts receivable, accounts payable, claims payable, payables to plan sponsors and others approximate fair value due to their short-term nature.  We believe the carrying value of our long-term debt under our Senior Credit Facilities, which is subject to variable interest rates, also approximates fair market value.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioScrip, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 3, 2014

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,001	$62,101
Receivables, less allowance for doubtful accounts of $19,213 and $22,212 at December 31, 2013 and December 31, 2012, respectively	187,301	129,103
Inventory	34,341	34,034
Prepaid expenses and other current assets	14,313	10,189
Total current assets	236,956	235,427
Property and equipment, net	41,612	23,721
Goodwill	605,121	350,810
Intangible assets, net	32,224	17,446
Deferred financing costs	17,184	2,877
Investments in and advances to unconsolidated affiliate	—	10,042
Other non-current assets	3,761	2,053
Total assets	$936,858	$642,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$60,257	$953
Accounts payable	64,342	34,438
Claims payable	2,547	7,411
Amounts due to plan sponsors	5,090	18,173
Accrued interest	2,173	5,803
Accrued expenses and other current liabilities	39,897	41,491
Total current liabilities	174,306	108,269
Long-term debt, net of current portion	375,322	225,426
Deferred taxes	15,107	10,291
Other non-current liabilities	17,540	4,981
Total liabilities	582,275	348,967
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 70,711,439 and 59,600,713 shares issued and 68,128,919 and 57,026,957 shares outstanding as of December 31, 2013 and 2012, respectively	7	6
Treasury stock, 2,582,520 shares at cost	(10,311)	(10,311)
Additional paid-in capital	519,625	388,798
Accumulated deficit	(154,738)	(85,084)
Total stockholders' equity	354,583	293,409
Total liabilities and stockholders' equity	$936,858	$642,376

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Product revenue	$675,684	$471,506	$365,526
Service revenue	166,511	191,131	188,980
Total revenue	842,195	662,637	554,506

Cost of product revenue	466,155	325,271	238,072
Cost of service revenue	104,226	112,406	101,019
Total cost of revenue	570,381	437,677	339,091

Gross profit	271,814	224,960	215,415

Selling, general and administrative expenses	233,038	184,491	167,136
Change in fair value of contingent consideration	(5,786)	—	—
Bad debt expense	20,963	14,035	11,441
Acquisition and integration expenses	16,130	4,046	—
Restructuring and other expenses	7,771	5,143	7,909
Amortization of intangibles	6,671	3,957	3,376
Income (loss) from operations	(6,973)	13,288	25,553
Interest expense, net	28,197	26,067	25,542
Loss on extinguishment of debt	15,898	—	—
Income (loss) from continuing operations, before income taxes	(51,068)	(12,779)	11
Income tax provision (benefit)	2,538	(4,439)	435
Loss from continuing operations, net of income taxes	(53,606)	(8,340)	(424)
Income (loss) from discontinued operations, net of income taxes	(16,048)	73,047	8,296
Net income (loss)	$(69,654)	$64,707	$7,872

Income (loss) per common share:
Loss from continuing operations, basic and diluted	$(0.83)	$(0.15)	$(0.01)
Income (loss) from discontinued operations, basic and diluted	(0.25)	1.30	0.15
Income (loss), basic and diluted	$(1.08)	$1.15	$0.14

Weighted average common shares outstanding, basic and diluted	64,560	56,239	54,505

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2010	$6	$(10,496)	$368,254	$(157,663)	$200,101
Exercise of employee stock compensation plans	—	—	3,198	—	3,198
Surrender of stock to satisfy minimum tax withholding	—	(189)	—	—	(189)
Issuance of treasury stock for restricted stock vesting	—	224	(224)	—	—
Compensation under employee stock compensation plan	—	—	4,297	—	4,297
Net income	—	—	—	7,872	7,872
Balance at December 31, 2011	6	(10,461)	375,525	(149,791)	215,279
Exercise of employee stock compensation plans	—	—	8,611	—	8,611
Surrender of stock to satisfy minimum tax withholding	—	(174)	—	—	(174)
Issuance of treasury stock for restricted stock vesting	—	324	(324)	—	—
Compensation under employee stock compensation plan	—	—	4,986	—	4,986
Net income	—	—	—	64,707	64,707
Balance at December 31, 2012	6	(10,311)	388,798	(85,084)	293,409
Net proceeds of public stock offering	1	—	118,381	—	118,382
Exercise of stock options	—	—	2,549	—	2,549
Compensation under employee stock compensation plan	—	—	9,498	—	9,498
Exercise of warrants	—	—	399	—	399
Net loss	—	—	—	(69,654)	(69,654)
Balance at December 31, 2013	$7	$(10,311)	$519,625	$(154,738)	$354,583

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(69,654)	$64,707	$7,872
Less: Income (loss) from discontinued operations, net of income taxes	(16,048)	73,047	8,296
Loss from continuing operations, net of income taxes	(53,606)	(8,340)	(424)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	13,555	8,513	6,591
Amortization of intangibles	6,671	3,957	3,376
Amortization of deferred financing costs	2,259	1,261	1,055
Change in fair value of contingent consideration	(5,786)	—	—
Change in deferred income tax	4,816	(4)	1,153
Compensation under stock-based compensation plans	9,450	6,122	4,467
Loss on disposal of fixed assets	—	156	201
Loss on extinguishment of debt	15,898	—	—
Equity in earnings of unconsolidated affiliate	675	—	—
Changes in assets and liabilities, net of acquired businesses:
Receivables, net of bad debt expense	(31,861)	101,230	(31,690)
Inventory	4,939	(15,249)	(2,497)
Prepaid expenses and other assets	(420)	3,726	11,211
Accounts payable	22,136	(48,200)	(1,659)
Claims payable	(4,864)	(4,354)	8,729
Amounts due to plan sponsors	(13,084)	(7,046)	5,437
Accrued interest	(3,627)	(22)	59
Accrued expenses and other liabilities	(5,656)	8,112	(2,945)
Net cash provided by (used in) operating activities from continuing operations	(38,505)	49,862	3,064
Net cash provided by (used in) operating activities from discontinued operations	(16,048)	(22,978)	23,905
Net cash provided by (used in) operating activities	(54,553)	26,884	26,969
Cash flows from investing activities:
Purchases of property and equipment, net	(25,626)	(10,986)	(7,853)
Cash consideration paid for acquisitions, net of cash acquired	(282,998)	(43,046)	(463)
Net cash proceeds from sale of unconsolidated affiliate	8,617	—	—
Cash advances to unconsolidated affiliate	(2,363)	—	—
Cash consideration paid to DS Pharmacy	—	(2,935)	—
Cash consideration paid for unconsolidated affiliate, net of cash acquired	—	(10,652)	—
Net cash used in investing activities from continuing operations	(302,370)	(67,619)	(8,316)
Net cash provided by (used in) investing activities from discontinued operations	—	161,499	(1,591)
Net cash provided by (used in) investing activities	(302,370)	93,880	(9,907)
Cash flows from financing activities:
Proceeds from stock offering	118,382	—	—
Proceeds from new credit facility, net of fees paid to issuers	378,091	—	—
Repayment of 10 1/4% senior unsecured notes	(237,397)	—	—
Deferred and other financing costs	—	—	(22)
Borrowings on line of credit	449,559	1,244,050	1,773,644
Repayments on line of credit	(409,559)	(1,307,872)	(1,791,058)
Principal payments of long-term debt	(5,000)	—	—
Repayments of capital leases	(802)	(3,278)	(2,635)
Net proceeds from exercise of employee stock compensation plans	2,549	8,611	3,198
Surrender of stock to satisfy minimum tax withholding	—	(174)	(189)
Net cash provided by (used in) financing activities	295,823	(58,663)	(17,062)
Net change in cash and cash equivalents	(61,100)	62,101	—
Cash and cash equivalents - beginning of period	62,101	—	—
Cash and cash equivalents - end of period	$1,001	$62,101	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,598	$25,589	$27,528
Cash paid during the period for income taxes, net of refunds	$242	$3,137	$1,042
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$145	$20	$6,631
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1-- NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a national provider of home infusion services, home care services and pharmacy benefit management ("PBM") services that partners with patients, physicians, hospitals, home health agencies, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and deliver cost-effective access to prescription medications and home health services. The Company's services are designed to improve clinical outcomes for patients with chronic and acute healthcare conditions while controlling overall healthcare costs.

The Company's platform provides broad service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. The Company's core services are provided in coordination with, and under the direction of, the patient's physician. The Company's multidisciplinary team of clinicians, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to the patient's specific needs. Whether in the home, physician's office, ambulatory infusion center or other alternate sites of care, the Company provides products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ transplants, bleeding disorders, immune deficiencies and heart failure.

The Company has three operating and reportable segments, "Infusion Services", "Home Health Services" and "PBM Services". These operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

On February 1, 2014, the Company entered into a Stock Purchase Agreement with LHC Group, Inc. and certain of its subsidiaries (collectively, the “Buyers”) wherein the Buyers have agreed to acquire substantially all of the entities and assets that make up the Company’s Home Health Services segment for a total cash purchase price of approximately $60.0 million, subject to a net working capital adjustment. The closing on this transaction is expected to occur on March 31, 2014 (see Note 17 - Subsequent Events).

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

Fair Value Measurements

The fair value measurement accounting standard, ASC Topic 820, Fair Value Measurement ("ASC 820"), provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available.

The valuation hierarchy is composed of three categories. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:

•	Level 1 - Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - Inputs to the fair value measurement are unobservable inputs or valuation techniques.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on estimates of losses related to receivable balances. The risk of collection varies based upon the product, the payor (commercial health insurance and government) and the patient’s ability to pay the amounts not reimbursed by the payor.  We estimate the allowance for doubtful accounts based on several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for the ability to pay. Collection agencies are employed and legal action is taken when we determine that taking collection actions is reasonable relative to the probability of receiving payment on amounts owed.  Management judgment is used to assess the collectability of accounts and the economic ability of our customers to pay.  Judgment is also used to assess trends in collections and the effects of systems and business process changes on our expected collection rates.   The Company reviews the estimation process quarterly and makes changes to the estimates as necessary. When it is determined that a customer account is uncollectible, that balance is written off against the existing allowance.

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2013			December 31, 2012 (1)
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	37,344	9,490	46,834	41,124	2,744	43,868
Commercial	126,498	28,186	154,684	75,389	26,137	101,526
Patient	2,833	2,163	4,996	1,784	4,137	5,921
Gross accounts receivable	166,675	39,839	206,514	118,297	33,018	151,315
Allowance for doubtful accounts			(19,213)			(22,212)
Net accounts receivable			187,301			129,103

(1)
The December 31, 2012 balances include the remaining Pharmacy Services gross accounts receivables not sold as part of the 2012 Asset Purchase Agreement of $12.8 million over 180 days and the allowance for doubtful accounts includes $8.0 million related to these receivables. At December 31, 2013, none of the accounts receivable retained by the Company remained.

As of December 31, 2012, excluding the $12.8 million of Pharmacy Services accounts receivable that were remaining, the accounts receivable balance related to the continuing business was $138.5 million, of which $20.2 million were over 180 days. The allowance for doubtful accounts related to the continuing business was $14.2 million or 10.2% of total accounts receivable and 70.2% of accounts receivable over 180 days as of December 31, 2012. As of December 31, 2013, the allowance for doubtful accounts of $19.2 million or 9.3% of total accounts receivable and 48.2% of accounts receivable over 180 days. In addition, the December 31, 2013 aging includes $5.2 million of doubtful account allowances that were established as of the acquisition date of acquired entities or businesses and are not included in the allowance for doubtful accounts above as they are considered a fair value adjustment under purchase accounting. The following table shows the pro forma effect on the accounts receivable aging (in thousands):

	December 31, 2013			December 31, 2012
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Gross accounts receivable	$166,675	$39,839	$206,514	$118,297	$33,018	$151,315
Add: acquisition-related allowance	—	5,243	5,243	—	—	—
Less: Pharmacy Services accounts receivable	—	—	—	—	(12,840)	(12,840)
Pro forma gross accounts receivable	$166,675	$45,082	211,757	$118,297	$20,178	138,475
Allowance for doubtful accounts			(19,213)			(22,212)
Add: Acquisition-related allowance			(5,243)			—
Less: Pharmacy Services allowance			—			8,045
Pro forma allowance for doubtful accounts			(24,456)			(14,167)
Pro forma net accounts receivable			$187,301			$124,308

The pro forma allowance for doubtful accounts as a percent of pro forma accounts receivable was 11.5% and 10.2% at December 31, 2013 and 2012, respectively.

The Company believes that the increase in the aging is due to insufficient resources given the growth of the business and the resources required to integrate acquired businesses. The Company has added resources, including the engagement of a third party collection firm, and have improved cash and collections process monitoring tools. The Company has added additional controls to mitigate the risk of claims not timely filed.  The Company assessed the collectability of the increase in aging and added allowance for doubtful accounts as of December 31, 2013 and believes the accounts receivable, net of the allowance for doubtful accounts, are collectible.   Incremental bad debt expense remains a risk if the Company’s action plans implemented in the fourth quarter of 2013 do not have the anticipated level of success.

Allowance for Contractual Discounts

The Company is reimbursed by payors for products and services the Company provides. Payments for medications and services covered by payors are generally less than billed charges.  The Company monitors revenue and receivables from payors on an account-specific basis and records an estimated contractual allowance for certain revenue and receivable balances at the revenue recognition date to properly account for anticipated differences between amounts billed and amounts reimbursed.  Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from these payors.   For the significant portion of the Company's revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. We do not believe these changes in estimates are material. The billing functions for the remaining portion of the Company's revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to third-party payors electronically with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited on this portion of the business.

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists principally of purchased prescription drugs and related supplies. Included in inventory is a reserve for inventory waste and obsolescence.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets as follows:

Asset	Useful Life
Computer hardware and software	3	-	5	years
Office equipment	3	-	5	years
Vehicles	4	-	5	years
Medical equipment	2	-	5	years
Furniture and fixtures			5	years

Leasehold improvements and assets leased under capital leases are depreciated using a straight-line basis over the related lease term or estimated useful life of the assets, whichever is less.  The cost and related accumulated depreciation of assets sold or retired are removed from the accounts with the gain or loss, if applicable, recorded in the statement of operations.  Maintenance and repair costs are expensed as incurred.

Costs relating to the development of software for internal purposes are charged to expense until technological feasibility is established in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”). Thereafter, the remaining software production costs up to the date placed into production are capitalized and included in Property and Equipment.  Costs of customization and implementation of computer software purchased for internal use are likewise capitalized. Depreciation of the capitalized amounts commences on the date the asset is ready for its intended use and is calculated using the straight-line method over the estimated useful life of the software.

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable in accordance with ASC 350.  Impairment testing is performed for each of our operating and reporting segments. The impairment testing is based on a two-step process.  The first step compares the fair value of a reporting segment to its carrying amount including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed to determine the implied fair value of reporting unit goodwill. The measurement of possible impairment is based on the comparison of the implied fair value of reporting unit goodwill to its carrying value.

Intangible Assets

The Company evaluates the useful lives of its intangible assets to determine if they are finite or indefinite-lived. Our indefinite-lived intangible assets, primarily acquired nursing trademarks and certificates of need, are not subject to amortization and are tested for impairment annually and whenever events or circumstances exist that indicate that their carrying amount may no longer be recoverable. Finite-lived intangible assets, primarily acquired customer relationships, trademarks and non-compete agreements, are amortized on a straight-line basis over their estimated useful lives.

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

Variable Interest Entity

In accordance with FASB ASC Topic 810, Consolidation, the Company analyzes its variable interests to determine if an entity in which it has a variable interest is a variable interest entity. The Company's analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure, including decision making ability, and relevant financial agreements. The Company also uses its qualitative analysis to determine if it must consolidate a variable interest entity as its primary beneficiary.

The Company had an affiliate equity investment in a variable interest entity that developed a platform that facilitates the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company's analysis determined that the Company was not the primary beneficiary and, accordingly, recorded its initial net investment in the variable interest entity of $6.9 million and subsequent working capital contributions in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting.

On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  As of December 31, 2013, the Company had received cash payments from the sale of $8.6 million, with an additional $1.0 million held in escrow. The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. As of December 31, 2013, a receivable of $2.2 million is included in other non-current assets in the accompanying Consolidated Balance Sheets.

Amounts due to Plan Sponsors

Amounts due to Plan Sponsors primarily represent payments received from Plan Sponsors in excess of the contractually required reimbursement.  These amounts are refunded to Plan Sponsors. These payables also include the sharing of manufacturers’ rebates with Plan Sponsors.

Contingent Consideration

Liabilities that may be owed to sellers after the closing of an acquisition transaction are recorded at fair value as of the opening balance sheet established for the acquired target. These contingent consideration provisions are frequently referred to as earnouts and are the subject of negotiation between the seller and the buyer. An earnout provision can compensate the seller with the value they believe the asset will deliver while also providing downside risk protection to the buyer should projections not materialize. As such, the terms of potential earnouts vary with each transaction. Fair value is assigned using multiple payout scenarios which each have a probability assigned based on factors including actual performance, evidence of business plans that have been implemented, and current market conditions that influence the ability to achieve the earnout. The probable payout amount is discounted to the current balance sheet date using a risk free rate. Each quarter, the fair value of the contingent consideration is updated to reflect relevant factors such as post-closing operating results and future forecasts for the acquired business or entity. The fair value of contingent consideration may be included in current liabilities or other non-current liabilities depending on the payment date specified in the purchase agreement.

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

Lease Accounting

The Company accounts for operating leasing transactions by recording rent expense on a straight-line basis over the expected term of the lease starting on the date it gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses, as adjustments to straight-line rent expense over the expected term of the lease.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2013, the Company has two stock-based employee compensation plans pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company estimates the fair value of each stock option award on the measurement date using a binomial option-pricing model.  The fair value of the award is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, including time elapsed, market conditions and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. The Company expenses stock appreciation right awards ("SARs") based on vesting requirements. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Loss from continuing operations, net of income taxes	$(53,606)	$(8,340)	$(424)
Income from discontinued operations, net of income taxes	(16,048)	73,047	8,296
Net income (loss)	$(69,654)	$64,707	$7,872
Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	64,560	56,239	54,505
Earnings Per Common Share:
Loss from continuing operations, basic and diluted	$(0.83)	$(0.15)	$(0.01)
Income (loss) from discontinued operations, basic and diluted	(0.25)	1.30	0.15
Income (loss) per common share, basic and diluted	$(1.08)	$1.15	$0.14

The computation of diluted shares for the years ended December 31, 2013, 2012 and 2011 excludes the effect of 3.1 million, 3.4 million and 3.4 million warrants with an exercise price of $10.00 issued in connection with the acquisition of CHS as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition, the computation of diluted shares for the years ended December 31, 2013, 2012 and 2011 excludes the effect of 6.1 million, 5.0 million and 4.6 million, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations. ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis for determining whether the inclusion of common stock equivalents would be anti-dilutive.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. ASU 2013-11 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company believes that adopting ASU 2013-11 will not have a material impact on its Consolidated Financial Statements.

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

Net proceeds to the Company were $118.4 million after underwriting discounts, commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. The Company used $21.0 million and approximately $61.1 million of the net proceeds to (i) repay outstanding borrowings under the Company's prior credit facility with Healthcare Finance Group (the "Prior Credit Facility") and (ii) fund a portion of the CarePoint acquisition as described in Note 4 - Acquisitions below, respectively. The Company used the remaining net proceeds from the offering for general corporate purposes, which included, among other things, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

Treasury Stock

During the year ended December 31, 2013, no shares of treasury stock were acquired or issued. During the years ended December 31, 2012 and 2011, 25,999 and 25,273 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The Company holds a total of 2,582,520 shares of treasury stock at December 31, 2013 acquired under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards.

Common Stock Purchase Warrants

In connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in March 2010, the Company issued 3.4 million warrants exercisable for BioScrip common stock.  The warrants have a five year term with an exercise price of $10.00 per share. They are exercisable at any time prior to the expiration date.  The warrants also contain provisions whereby the number of shares to be issued upon exercise of the warrants will be increased if the Company were to execute certain dilutive transactions such as stock splits, stock dividends or the issuance of shares below 90% of market value at the time of issuance.  The Company has determined that the warrants meet the conditions for equity classification in accordance with GAAP. Therefore, these warrants were classified as equity and included in additional paid-in capital.

During the year ended December 31, 2013, the Company issued 78,567 shares of common stock pursuant to the cashless exercise of 256,175 of the warrants. As of December 31, 2013, 3.1 million of the warrants remain outstanding.

The fair value of the warrants of $12.3 million was calculated as of the acquisition date using the Black-Scholes model.  The Black-Scholes model used the following assumptions: volatility of 62%, risk free interest rate of 2.63%, dividend yield of 0% and expected term of five years.  In addition, there was a discount applied for lack of marketability of 13.5%.  This discount is considered appropriate because the warrants were not registered under the Securities Act of 1933, as amended (the "Securities Act") and the shares issued upon exercise of the warrants will be unregistered shares subject to transfer restrictions.

NOTE 4--	ACQUISITIONS

CarePoint Partners Holdings LLC

On August 23, 2013, the Company closed on the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC, a Delaware limited liability company, and its subsidiaries (collectively "CarePoint"). CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint serviced approximately 20,500 patients annually through 28 sites of service in nine states in the East Coast and Gulf Coast regions.

The total consideration to the sellers at closing was $211.1 million paid in cash plus a contingent payment of up to $10.0 million. The Sellers of the CarePoint Business will be eligible to receive the contingent payment if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. Subsequent to the closing, the Company identified additional net working capital adjustments of approximately $2.2 million primarily related to the value of accounts receivable and prepaid expenses as of the date of acquisition and has requested payment from the sellers. The $2.2 million amount due from CarePoint is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets and is reflected in the estimated fair values below.

At the date of acquisition, the fair value of the $10.0 million contingent payment was estimated at $9.8 million and recorded in accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The fair value of the contingent payment was determined using Level 3 inputs based on the present value of various payout scenarios, weighted on the basis of probability. At December 31, 2013, the fair value of the contingent payment was re-evaluated using the actual operating results during 2013 and forecasted operating results for 2014 of the CarePoint Business and no adjustment was made.

The Company funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (see Note 9 - Debt).

The table below summarizes the Company's preliminary assessment of the estimated fair values of the assets acquired and liabilities assumed as of the date of Closing of the acquisition of the CarePoint Business. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of the Closing may result in retrospective adjustments to the provisional amounts recognized. These changes could be significant. The Company will finalize these amounts no later than one year from the acquisition date.

Estimated Fair Value (in thousands)
Cash	$14
Accounts receivable	16,644
Inventories	3,263
Other current assets	272
Property and equipment	3,266
Identifiable intangible assets(1)	16,700
Current liabilities	(8,128)
Non-current liabilities	(621)
Total identifiable net assets	31,410
Goodwill	187,228
Total cash and fair value of contingent consideration	$218,638

(1)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of the Closing Date (in thousands)
Customer relationships	2 - 4 years	$13,600
Trademarks	2 years	2,600
Non-compete agreements	5 years	500
Total identifiable intangible assets acquired		$16,700

The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the Company expects to be created by combining the various operations of the CarePoint Business with the Company's operations, including the expansion into new infusion markets, the opportunity to consolidate and upgrade certain existing facilities, access to new patients and potential cost savings and synergies. The CarePoint transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes.

The accompanying Consolidated Statements of Operations for the year ended December 31, 2013 include revenues and income from continuing operations of the CarePoint Business of $55.8 million and $2.3 million.

HomeChoice Partners, Inc.

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice"). Prior to the Company's acquisition, HomeChoice was a provider of alternate-site infusion pharmacy services that serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, DC, Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

The cash purchase price of the HomeChoice acquisition was $72.9 million paid at the closing date. In addition, the purchase price may be increased by contingent consideration of up to $20.0 million if HomeChoice reaches certain performance milestones in the two years following the closing.

At the date of acquisition, the fair value of the potential contingent consideration, using Level 3 inputs, was estimated at $8.0 million. The $20.0 million maximum amount of the contingent consideration was based on high growth targets that were an incentive for the sellers to partner with the Company to drive performance in excess of the assumptions under the transaction valuation model. The opportunities to outperform the transaction valuation model were quantified and used in the Company's initial fair value assessment at the acquisition date. Because the performance thresholds required to earn the contingent consideration were high, the Company assigned lower than a 50% probability of payout to the various payout scenarios considered when we estimated the initial fair value of $8.0 million. At December 31, 2013, the fair value of the contingent payment was re-evaluated using the actual operating results during 2013 and forecasted operating results for 2014 to adjust the present value and probability of the various payout scenarios. Specifically, the 2013 operating results indicated that the sellers would not earn the $10.0 million maximum payout for the first year. Additionally, the remaining $10.0 million maximum payout related to the second year was less likely to be earned given the growth required above current projections necessary to achieve the payout target. While the acquisition has generated expected revenues forecasted in the transaction valuation model, it did not exceed the model sufficiently to earn additional contingent consideration. As a result of this reevaluation, the fair value of the contingent payment was reduced to $2.2 million and is included in other non-current liabilities in the accompanying Consolidated Balance Sheets. The $5.8 million of income resulting from the reduction in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

The Company funded the acquisition with a combination of cash and the Prior Credit Facility.

The table below summarizes the Company's assessment of the fair values of the assets acquired and liabilities assumed as of the acquisition date of HomeChoice.

Fair Value (in thousands)
Accounts receivable	$9,693
Inventories	1,984
Other current assets	154
Property and equipment	2,432
Identifiable intangible assets(1)	4,000
Other non-current assets	30
Current liabilities	(4,073)
Total identifiable net assets	14,220
Goodwill	66,701
Total cash and fair value of contingent consideration	$80,921

(1)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5 mo. - 3 years	$2,000
Trademarks	23 months	1,000
Non-compete agreements	1 year	1,000
Total identifiable intangible assets acquired		$4,000

The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represented the value the Company expected to be created by combining the various operations of HomeChoice with the Company's operations, including the expansion into new infusion markets, the opportunity to consolidate and upgrade certain existing facilities, access to new patients and potential cost savings and synergies. The HomeChoice transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes.

The accompanying Consolidated Statements of Operations for the year ended December 31, 2013 includes revenues and income from continuing operations related to HomeChoice for the period from the date of acquisition through December 31, 2013, of $67.7 million and $2.6 million, respectively.

InfuScience, Inc.

On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase up to an additional $3.0 million based on the results of operations during the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through 5 infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

At the date of acquisition, the fair value of the potential contingent payments of $3.0 million was estimated at $2.9 million. The fair value of the contingent liability was determined using Level 3 inputs based on the present value of various payout scenarios, weighted on the basis of probability. As of December 31, 2013, the Company has made contingent payments of $1.7 million based on the achievement of expected operating results. At December 31, 2013, the fair value of the remaining contingent liability was reevaluated using actual operating results during 2013, forecasted operating results for 2014 and payments made through December 31, 2013 to adjust the present value and probability of the various payout scenarios. As a result of this reevaluation, the fair value of the contingent payment was increased to $1.3 million and is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. The $0.1 million of expense resulting from the increase in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Consolidated Statements of Operations for the year ended December 31, 2013.

The table below summarizes the Company's assessment of the fair values of the assets acquired and liabilities assumed as of the acquisition date of InfuScience.

Fair Value (in thousands)
Cash	$23
Accounts receivable	4,938
Inventories	586
Other current assets	371
Property and equipment	751
Identifiable intangible assets(1)	400
Other non-current assets	349
Current liabilities	(4,428)
Total identifiable net assets	2,990
Goodwill	38,429
Total cash and fair value of contingent consideration	$41,419

(1)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives (Months)	Amounts Recognized as of Acquisition Date (in thousands)
Customer relationships	5 months	$400
Total identifiable intangible assets acquired		$400

The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represented the value the Company expected to be created by combining the various operations of InfuScience with the Company's operations, including the ability to cross-sell their respective services on a national basis with an expanded footprint in Infusion Services segment. Of the goodwill recorded in the InfuScience acquisition, $7.7 million is estimated to be deductible for income tax purposes.

The accompanying Consolidated Statements of Operations for the year ended December 31, 2013 includes revenues of $46.7 million and income from operations of $4.4 million related to the operations of InfuScience. Revenues and loss from continuing operations for the year ended December 31, 2012, include revenues of $16.5 million and a loss from operations of $1.7 million related to InfuScience from the date of acquisition through December 31, 2012.

Acquisition and Integration Costs

Acquisition and integration expenses in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 include the following costs related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Year Ended December 31,
	2013	2012
Legal and professional fees	$5,113	$2,941
Financial advisory fees	4,713	—
Employee costs including redundant salaries and benefits and severance	3,554	806
Facilities consolidation and discontinuation	1,621	110
Other	1,129	189
Total	$16,130	$4,046

There were no acquisition and integration expenses in the year ended December 31, 2011.

Pro Forma Impact of Acquisitions

The following table shows summarized unaudited pro forma combined operating results of the Company as if the InfuScience acquisition had occurred on the same terms as of January 1, 2011 and the HomeChoice and CarePoint Business acquisitions had occurred on the same terms as of January 1, 2012. Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expected to realize as a result of the acquisitions or estimates of charges related to the integration activity. Amounts are in thousands, except for earnings per share:

	Year Ended December 31,
	2013	2012	2011
Revenues	$949,679	$893,814	$589,333
Net loss from continuing operations	$(55,444)	$(23,352)	$(2,582)
Basic loss per common share from continuing operations	$(0.86)	$(0.42)	$(0.05)
Diluted loss per common share from continuing operations	$(0.86)	$(0.42)	$(0.05)

The unaudited pro forma combined results of operations were prepared using the acquisition method of accounting and are based on the historical financial operating results of the Company, CarePoint Business, HomeChoice and InfuScience. Except to the extent realized in the years ended December 31, 2013 and 2012, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the years ended December 31, 2013 and 2012, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with CarePoint Business, HomeChoice and InfuScience.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the CarePoint Business and HomeChoice acquisitions been completed on January 1, 2012 and the InfuScience acquisition been completed on January 1, 2011. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following net adjustments to the historical results of the acquired entities prior to acquisition (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest expense	$3,734	$8,613	$1,169
Amortization expense	$576	$4,094	$400
Income tax expense (benefit)	$2,785	$4,357	$(1,159)

NOTE 5-- DISCONTINUED OPERATIONS

On February 1, 2012, the Company and certain of its subsidiaries (collectively, the "Sellers") entered into a purchase agreement (the “2012 Asset Purchase Agreement”) with Walgreen Co. and certain of its subsidiaries (collectively, the "Pharmacy Services

Buyers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers' traditional and specialty pharmacy mail operations and community retail pharmacy stores.

Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million during 2012, including approximately $158.8 million at closing on May 4, 2012 (which included monies received for the inventories on hand attributable to the operations subject to the Pharmacy Services Asset Sale) and a subsequent additional purchase price payment of $15.0 million based on events related to the Pharmacy Services Buyer's retention of certain business after closing. Similarly, the Company may have been required to refund up to approximately $6.4 million of the cash received to the Buyers under certain circumstances during the 14 month period following the closing. During the three months ended September 30, 2013, the contingency was resolved with no refund due to the Buyers and the Company included the amount of this liability in the gain on sale. The $173.8 million purchase price excluded all accounts receivable and working capital liabilities relating to the operations subject to the sale, which were retained by the Company. The net accounts receivable retained by the Company were approximately $0.0 and $4.8 million at December 31, 2013 and 2012, respectively.

The Pharmacy Services Asset Sale included the sale of 27 community pharmacy locations and certain assets of three community pharmacy locations and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. Two mail order locations which were not transferred as part of the Pharmacy Services Asset Sale have been redeployed to provide infusion pharmacy services.

On May 4, 2012, the carrying value of the assets included in the Pharmacy Services Asset Sale was as follows (in thousands):

Carrying Value
Inventory	$30,560
Prepaid expenses and other current assets	299
Total current assets	30,859
Property and equipment, net	1,592
Goodwill	11,754
Intangible assets, net	2,503
Total assets	$46,708

In addition, the Company and its subsidiaries and certain subsidiaries of the Pharmacy Services Buyers entered into an agreement concurrently with the 2012 Asset Purchase Agreement which provided that the Company cease to be the sole fulfillment pharmacy for customers who utilized the drugstore.com website. The agreement provided for a cash payment of $3.0 million to the Company and the payment of $2.9 million to the Pharmacy Services Buyers related to contingent consideration from the Company's 2010 acquisition of the prescription pharmacy business of DS Pharmacy, Inc. both of which occurred during the year ended December 31, 2012.

As a result of the divestiture process, the Company's management commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company has incurred and expects to continue to incur additional charges that may impact the Company's future consolidated financial statements (see Note 7 - Restructuring Expenses). These additional charges include employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments, bad debt expense relating to retained receivables, the write down of certain long-lived assets and potential accelerated payments or terminated costs for certain of its contractual obligations. Interest expense was allocated to discontinued operations based upon the portion of the borrowing base associated with discontinued operations. Income tax expense has also been allocated to discontinued operations. These adjustments have been made for all periods presented. Depreciation expense was no longer incurred on fixed assets included in the disposal group as of February 1, 2012, the date the Company entered into the 2012 Asset Purchase Agreement.

As a result of the Pharmacy Services Asset Sale, the Company recognized a total pretax gain of $108.2 million including a pretax gain of $101.6 million net of transaction costs of $5.6 million during the year ended December 31, 2012. The Company also recognized approximately $13.4 million of impairment costs, employee severance and other benefit-related costs, and facility-related costs as a result of the transaction in the year ended December 31, 2012 (see Note 8 - Property and Equipment). The impairment costs, employee severance and other benefit-related costs, facility-related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations. The Company allocated tax expense of $6.1 million to discontinued operations' pre-tax income of $79.2 million during the year ended December 31, 2012. The allocated tax expense is less than the statutory rate because the Company used $24.1 million of deferred tax assets that previously had a full valuation allowance. The use of the deferred tax assets significantly reduced the amount of gain that was subject to federal and state income tax.

The Company recognized approximately $7.6 million of other costs during the year ended December 31, 2013, primarily legal and other fees associated with the settlements discussed below and collection fees for the retained accounts receivable.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement memorialized the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company's traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-five states (the "Settling States"). The State Settlement Agreements memorialized the state component of the Company's agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 10 - Commitments and Contingencies).

As of December 31, 2013, there were accruals of $16.3 million related to legal settlement, employee severance and other costs, of which $4.3 million is included in accrued expenses and other current liabilities and $12.0 million is included in other non-current liabilities on the Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Impairment Costs	Employee Severance and Other Benefits	Facility-Related Costs	Other Costs	Total
Balance at December 31, 2011	$—	$—	$—	$—	$—	$—
Expenses	—	5,839	5,279	1,071	1,198	13,387
Cash payments	—	—	(5,234)	(82)	(3,133)	(8,449)
Non-cash charges	—	(5,839)	—	(989)	2,024	(4,804)
Balance at December 31, 2012	—	—	45	—	89	134
Expenses	15,000	—	186	—	7,410	22,596
Cash payments	—	—	(103)	—	(6,261)	(6,364)
Non-cash charges	—	—	(36)	—	(43)	(79)
Balance at December 31, 2013	$15,000	$—	$92	$—	$1,195	$16,287

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2013, 2012 and 2011 are summarized below (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue	$(75)	$466,747	$1,263,520
Gross profit	(519)	29,844	96,888
Operating expenses	7,118	38,612	77,727
Legal settlement expense	15,000	—	—
Bad debt expense	—	12,931	7,213
Interest (income) expense	(41)	761	2,764
Gain on sale	6,548	101,624	—
Income tax expense	—	6,117	888
Income (loss) from discontinued operations, net of income taxes	$(16,048)	$73,047	$8,296

NOTE 6-- GOODWILL AND INTANGIBLE ASSETS

Goodwill, and the changes in the carrying amount of goodwill by operating and reportable segment for the years ended December 31, 2013 and 2012, are as follows (in thousands):

	Infusion Services	Home Health Services	PBM Services	Total
Balance at December 31, 2011	$265,859	$33,784	$12,744	$312,387
Acquisitions	38,423	—	—	38,423
Balance at December 31, 2012	$304,282	$33,784	$12,744	$350,810
Acquisitions	254,304	—	—	254,304
Other adjustments	7	—	—	7
Balance at December 31, 2013	$558,593	$33,784	$12,744	$605,121

The Company evaluated goodwill for possible impairment in accordance with ASC 350, Intangibles--Goodwill and Other (see Note 2 - Significant Accounting Policies) as of December 31, 2013, and determined that no impairment of goodwill was indicated.

Intangible assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite Lived Assets
Home Health certificates of need	$9,600	$—	$9,600	$9,600	$—	$9,600
Home Health nursing trademarks	5,800	—	5,800	5,800	—	5,800
	15,400	—	15,400	15,400	—	15,400
Finite Lived Assets
Infusion customer relationships	25,650	(12,062)	13,588	9,300	(7,447)	1,853
Infusion trademarks	6,200	(3,514)	2,686	2,600	(2,407)	193
Non-compete agreements	1,500	(950)	550	—	—	—
	33,350	(16,526)	16,824	11,900	(9,854)	2,046
	$48,750	$(16,526)	$32,224	$27,300	$(9,854)	$17,446

Indefinite lived intangible assets are not subject to amortization. Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	5 months - 4 years
Infusion trademarks	23 months - 3 years
Non-compete agreements	1 to 5 years

Total amortization expense of intangible assets was $6.7 million, $4.0 million, and $3.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense is expected to be the following (in thousands):

Year ending December 31,	Estimated Amortization
2014	$5,571
2015	4,966
2016	2,622
2017	2,385
2018	1,221
Thereafter	$59
Total estimated amortization expense	$16,824

NOTE 7-- RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. It also includes other transitional costs such as training, redundant salaries prior to defined separation dates, and retention bonuses for certain critical personnel.

In 2010, the Company commenced a strategic assessment of its business and operations ("Restructuring Phase I"). This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. In addition to addressing corporate overhead, the strategic assessment examined the Company's market strengths and opportunities and compared the Company's position to that of its competitors. As a result of the assessment, the Company focused its growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for its traditional and specialty pharmacy mail operations and community retail pharmacy stores. Accordingly, the Company consummated the Pharmacy Services Asset Sale relating to its traditional and specialty pharmacy mail operations and community retail pharmacy stores.

In 2012, as a result of the divestiture process, the Company's management team commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations ("Restructuring Phase II").

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

Restructuring Phase I

As a result of the execution of the strategic assessment and related restructuring plan, the Company incurred restructuring expenses of approximately $(0.1) million, $0.2 million and $6.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. The Company did not incur any significant restructuring expenses related to Restructuring Phase I during 2013, though some amounts previously accrued were adjusted. Restructuring expenses during the year ended December 31, 2012 consisted of approximately $0.3 million of third-party consulting costs offset by $0.1 million of facility-related expense adjustments. Restructuring expenses during the year ended December 31, 2011 consisted of approximately $2.9 million of third-party consulting costs and $1.9 million of severance and other benefit-related costs related to workforce reductions, and $1.6 million of facility-related costs.

Since inception of the strategic assessment and related restructuring plan, the Company has incurred approximately $10.1 million in total expenses, including $4.3 million of third-party consulting costs, $4.1 million of employee severance and other benefit-related costs related to workforce reductions, and $1.7 million of facility-related costs. A large part of the third-party consulting costs and other costs were associated with the analysis of our assets and their long-term strategic value relative to other assets in which we could invest. The assessment process culminated in the Pharmacy Services Asset Sale (see Note 5--Discontinued Operations).

The restructuring costs are included in restructuring and other expenses on the Consolidated Statements of Operations. As of December 31, 2013, there are restructuring accruals of $0.5 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Balance as of December 31, 2011	$2,109	$50	$1,289	$—	$3,448
Expenses	6	270	(61)	—	215
Cash payments	(1,952)	(300)	(387)	—	(2,639)
Balance as of December 31, 2012	$163	$20	$841	$—	$1,024
Expenses	(163)	(20)	118	—	(65)
Cash payments	—	—	(438)	—	(438)
Balance as of December 31, 2013	$—	$—	$521	$—	$521

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $3.4 million and $1.9 million during the years ended December 31, 2013 and 2012. The Company did not incur restructuring expense related to Phase II during 2011. Restructuring expenses during the year ended December 31, 2013 consisted of approximately $1.5 million of employee severance and other benefit related costs associated with workforce reductions, $1.6 million of third-party consulting costs and $0.4 million in other costs. Restructuring expenses during the year ended December 31, 2012 consisted of approximately $1.1 million of employee severance and other benefit related costs associated with workforce reductions, $0.3 million of third-party consulting costs, and $0.5 million in other costs.

The restructuring costs are included in restructuring and other expenses on the Consolidated Statements of Operations. As of December 31, 2013, there are restructuring accruals of $2.5 million related to Phase II included on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Facility-Related Costs	Other Costs	Total
Balance as of December 31, 2011	$—	$—	$—	$—	$—
Expenses	1,125	262	—	541	1,928
Cash payments	(566)	(117)	—	(541)	(1,224)
Balance as of December 31, 2012	$559	$145	$—	$—	$704
Expenses	1,496	1,561	—	378	3,435
Cash payments	(1,159)	(155)	—	(344)	(1,658)
Balance as of December 31, 2013	$896	$1,551	$—	$34	$2,481

Other transitional costs included in restructuring and other expenses on the Consolidated Statements of Operations totaled $4.4 million, $3.0 million, and $1.5 million in the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2012 they also include $0.8 million for certain state sales taxes associated with prior year sales.

NOTE 8-- PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Computer and office equipment, including equipment acquired under capital leases	$20,440	$14,443
Software capitalized for internal use	13,842	9,939
Vehicles, including equipment acquired under capital leases	2,056	1,540
Medical equipment	22,391	16,466
Work in progress	8,820	4,315
Furniture and fixtures	4,461	3,219
Leasehold improvements	12,232	7,164
Property and equipment, gross	84,242	57,086
Less: Accumulated depreciation	(42,630)	(33,365)
Property and equipment, net	$41,612	$23,721

Work in progress at December 31, 2013 and 2012 includes $0.7 million and $1.3 million, respectively, of internally developed software costs to be capitalized.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2013, 2012 and 2011 was $13.6 million, $8.5 million, and $6.6 million, respectively.  Depreciation expense for the years ended December 31, 2013, 2012 and 2011 includes $1.7 million, $1.3 million, and $0.8 million, respectively, related to costs related to software capitalized for internal use.

Impairment

The Company assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of the Pharmacy Services Asset Sale (see Note 5 - Discontinued Operations), the Company evaluated certain facilities that were retained by the Company following the divestiture. As a result of the evaluation, the Company determined that a triggering event occurred, giving rise to the need to assess the recoverability of certain of our assets previously used in the specialty pharmacy mail operations and community retail pharmacy operations, which consisted primarily of software capitalized for internal use, leasehold improvements and work in progress. Based on our analysis, we recorded a $5.8 million impairment charge in income (loss) from discontinued operations, net of income taxes during the year ended December 31, 2012. No impairment charges were incurred during the years ended years ended December 31, 2013 and December 31, 2011.

NOTE 9-- DEBT

As of December 31, 2013 and 2012 the Company’s debt consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving Credit Facility	$40,003	$—
Term Loan Facilities	395,000	—
Prior Credit Facility	—	—
2015 Notes	—	225,000
Capital leases	577	1,379
Total Debt	435,580	226,379
Less: Current portion	60,257	953
Long-term debt, net of current portion	$375,323	$225,426

Senior Credit Facilities

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
Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities agreement. The Eurodollar rate used in the interest rate calculation for Term Loan B Facility and the Delayed Draw Term Loan Facility (collectively, the "Term Loan Facilities") is subject to a floor of 1.25%. There is no floor applied to interest rate calculation for the Revolving Credit Facility. In addition, there is a 0.50% commitment fee on the unused portion of the Revolving Credit Facility. As of December 31, 2013, the interest rate for the Term Loan Facilities is approximately 6.50% and the interest rate for the Revolving Credit Facility is approximately 5.46%. The interest rates may vary in the future depending on the Company's consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018, at which time all principal amounts outstanding are due and payable. The Term Loan Facilities each mature on July 31, 2020, and require equal consecutive quarterly repayments of 1.25% of the original principal amount funded commencing on December 31, 2013. Once repaid, amounts under Term Loan Facilities may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company's and its subsidiaries' assets.

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of the Company's obligations under the Senior Credit Facilities to pay the full amount of the obligations. If the Company draws down in excess of 25% of the available borrowing capacity under the Revolving Credit Facility, the net leverage covenants under the Revolving Credit Facility will become applicable such that the Company’s consolidated net leverage ratio will not be permitted to exceed certain thresholds until maturity of the Revolving Credit Facility. The required maximum consolidated net leverage ratio thresholds for the Revolving Credit Facility are defined for each measurement quarter. The Term Loan Facilities are not subject to any financial covenants. The Company was in compliance with the net leverage covenants under the Revolving Credit Facility at December 31, 2013.

The proceeds of the Term Loan B Facility were used to refinance certain existing indebtedness of the Company, including the payment of the purchase price for the 10 1/4% senior unsecured notes (the "2015 Notes") tendered and accepted for purchase in the Offer (defined below) and the payment of the redemption price for the 2015 Notes that remained outstanding after completion of the Offer. The Delayed Draw Term Loan Facility and the Revolving Credit Facility were used to fund a portion of the CarePoint Business acquisition and may be used for other general corporate purposes of the Company, including acquisitions, investments, capital expenditures and working capital needs.

On December 23, 2013, the Company entered into the First Amendment to the Senior Credit Facilities pursuant to which the Company obtained the required consent of the lenders to enter into the Settlement Agreements (see Note 10 - Commitments and Contingencies) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million. In exchange for this consent, the Company paid the lenders a fee of $0.5 million and included this amount in loss from discontinued operations in the Consolidated Statements of Operations.

Subsequent to December 31, 2013, the Company entered into the Second Amendment to the Senior Credit Facilities (see Note 17 - Subsequent Events).

Prior Revolving Credit Facility

On July 3, 2012, the Company entered into a Third Amendment to the Second Amended and Restated Credit Agreement, by and among the Company, as borrower, all of its subsidiaries as guarantors thereto, the lenders, Healthcare Finance Group, LLC, an administrative agent, and the other parties thereto to provide an available line of credit of up to $125.0 million. The Prior Credit Facility bore interest at LIBOR rate plus 3.5%. On July 31, 2013, the Company entered into its new Senior Credit Facilities and terminated this agreement. At the date of termination, no amounts were outstanding under this agreement.

10¼% Senior Unsecured Notes due 2015

On June 3, 2013, the Company commenced an Offer to Purchase and Consent Solicitation (the "Offer") to the holders of the Company's outstanding $225.0 million aggregate principal 2015 Notes to purchase any and all of the 2015 Notes at $1,056.25 cash for each $1,000.00 of principal plus accrued but unpaid interest to the date of purchase.

On July 31, 2013, the Company received and accepted for purchase approximately 56.1% of the aggregate principal amount of its outstanding 2015 Notes that were validly tendered by the Offer's expiration date of July 30, 2013. The $133.3 million aggregate repurchase price plus accrued but unpaid interest of $4.3 million, of the 2015 Notes tendered in connection with the Offer was paid from proceeds received under the Term Loan B Facility.

In connection with the Offer, the Company solicited and received sufficient consents from the holders of the 2015 Notes to amend certain provisions of the indenture governing the 2015 Notes (the "2015 Notes Indenture") that would eliminate substantially all of the restrictive covenants, certain events of default and other provisions included in the Indenture. On July 31, 2013, the Company entered into a supplemental indenture with the trustee for the 2015 Notes, giving effect to the proposed amendments to the 2015 Notes Indenture and eliminating substantially all of the restrictive covenants and certain default provisions contained in the 2015 Notes Indenture.

On July 31, 2013, the Company satisfied and discharged its obligations under the 2015 Notes Indenture by depositing with the trustee approximately $107.8 million from proceeds received under the Term Loan B Facility. On August 19, 2013, the trustee paid all remaining outstanding 2015 Notes at a redemption price equal to $1,051.25 cash for each $1,000.00 of the principal amount plus accrued and unpaid interest as of such date.

Issuance of 8.875% Senior Notes due 2021

Subsequent to December 31, 2013, the Company issued $200.0 million aggregate principal amount of 8.875% Senior Notes due 2021 (the "2021 Notes") (see Note 17 - Subsequent Events).

Loss on Extinguishment of Debt

As a result of the above repurchase and redemption, all outstanding principal and interest amounts under the 2015 Notes were fully satisfied. The accompanying Consolidated Statements of Operations include a loss on extinguishment of debt as follows (in thousands):

Amount
2015 Note redemption premium	$12,162
Write-off of deferred financing costs	3,501
Legal fees and other expenses	235
Loss on extinguishment of debt	$15,898

Deferred Financing Costs

In connection with Senior Credit Facilities, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $21.9 million that are being amortized over the terms of the Senior Credit Facilities.

Future Maturities

The estimated future maturities of the Company's debt as of December 31, 2013, including interest, is as follows (in thousands):

Year Ending December 31,	Amount
2014	$45,188
2015	43,888
2016	42,588
2017	41,288
2018	39,988
Thereafter	323,979
Total future maturities	$536,919

Future maturities are calculated based on the terms of the Senior Credit Facility as of December 31, 2013 and do not reflect the change in payments terms in the amendment to the Senior Credit Facility and paydown of debt subsequent to December 31, 2013 (see Note 17 - Subsequent Events).

Interest Expense, net

Interest expense consisted of the following for each of the three years ended December 31, 2013 (in thousands):

	Year ended December 31,
	2013	2012	2011
Revolving Credit Facility	$873	$—	$—
Term Loan Facilities	10,313	—	—
Prior Credit Facility	765	2,675	4,371
2015 Notes	13,960	23,063	23,063
Amortization of deferred financing costs	2,259	1,261	1,055
Expense allocated to discontinued operations	41	(761)	(2,764)
Other, net	(15)	(171)	(183)
Interest expense, net	$28,197	$26,067	$25,542

The weighted average interest rate on the Company's short-term borrowings under its revolving credit facilities during the years ended December 31, 2013 and 2012 was 5.43% and 4.69%, respectively.

NOTE 10-- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General investigation

Settlement Agreements with the United States of America, qui tam relator and thirty-five states

Effective January 8, 2014, the Company entered into the Federal Settlement Agreement with the DOJ and David M. Kester (the “Relator”). The Federal Settlement Agreement memorialized the federal and private component of the Company's previously disclosed agreement in principle, first announced on December 16, 2013, to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the “Claims”) that could have been brought by the DOJ and Relator in the Civil Action (as defined below) relating to the distribution of the Medication by the Company's legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”). Effective February 11, 2014, the Company entered into the State Settlement Agreements with the Settling States. The State Settlement Agreements memorialized the state component of the Company's previously disclosed agreement in principle, first announced on December 16, 2013, to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division's distribution of the Medication.

As previously disclosed in September 2013, the Company has cooperated with the United States Attorney’s Office (the “USAO”) for the Southern District of New York (the “SDNY”) and the New York State Attorney General's Medicaid Fraud Control Unit (the "NYMFCU" and together with the USAO, the "Government") by producing documents and information regarding the Legacy Division’s distribution of the Medication. As reflected in the Federal Settlement Agreement, the Company was informed by the Government for the first time in September 2013 that the Government was contemplating claims against the Company relating to the Legacy Division’s distribution of the Medication. Thereafter, and in connection with confidential settlement discussions with the Government, the Company was first informed confidentially that the Company and others were named as defendants in a sealed qui tam lawsuit (a whistleblower action brought by a private citizen, the Relator, on behalf of the government) filed in the SDNY by the Relator, in a case titled United States of America, et al., ex. Rel Kester v. Novartis Pharmaceuticals Corporation, et al, Civil Action No. 11-CIV-8196 (the “Civil Action”) regarding the Legacy Division’s distribution of the Medication and alleging violations of the False Claims Act and related statutes. Until January 8, 2014, the Company was prohibited from publicly disclosing any information related to the existence of the Civil Action. On January 8, 2014, the Civil Action was unsealed and made public on order of the court.

With the execution of the Settlement Agreements, the Company expects the Civil Action to be fully resolved, and the Company expects to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. The Company anticipates that all state claims that have been or could be brought against it in the Civil Action will be dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

As a part of the State Settlement Agreements, the Company has also resolved any and all claims that the Settling States or their representatives, including the National Association of Medicaid Fraud Control Units (the “NAMFCU”) (which represented the offices of the Attorneys General of the Settling States), could bring for attorney’s fees, investigative fees and/or administrative costs related to the Civil Action. Except for potential claims for certain investigative/administrative costs and attorney’s fees related to the Civil Action incurred by the DOJ, Relator and the NAMFCU that the Company expects not to exceed $0.75 million in the aggregate, the Company does not anticipate any further claims relating to the matters involved in the Settlement Agreements. The Settlement Agreements do not, however, preclude the OIG or any state from taking any administrative actions.

Under the Settlement Agreements, the Company will pay an aggregate of $15.0 million, plus interest (at an annual rate of 3.25%) in three approximately annual payments from January 2014 through January 2016. The Settlement Agreements represented a compromise to avoid the costs, distraction and uncertainty of protracted litigation. The Settlement Agreements do not include any admission of wrongdoing, illegal activity, or liability by the Company or its employees, directors, officers or agents. The lenders under the Company's Senior Credit Facilities provided their consent to the Settlement Agreements. In connection with this consent, the Company paid the lenders an amount of $0.5 million.

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division.

Securities Class Action Litigation in the Southern District of New York

On September 30, 2013, a putative securities class action lawsuit was filed against the Company and certain of its officers on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive. The lawsuit seeks damages and other relief for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder.

On November 15, 2013, a putative securities class action lawsuit was filed against the Company and certain of its directors and officers and certain underwriters in the Company's April 2013 underwritten public offering of its common stock, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive. The lawsuit seeks damages and other relief for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

The two class action lawsuits were consolidated and a lead plaintiff was appointed on December 19, 2013. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company's April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company's securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company's securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Company intends to file a motion to dismiss the consolidated complaint. Pursuant to the parties' scheduling order, briefing on the motion to dismiss will be complete in July 2014. The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

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

Legal Settlements

Following responses to government subpoenas and discussions with the government, in May 2011 we were advised of a qui tam lawsuit filed under seal in federal court in Minnesota in 2006 and naming us as defendant. The complaint alleged violations of healthcare statutes and regulations by the Company and predecessor companies dating back to 2000.  The Company entered into a final settlement under which we paid the states $0.6 million and the federal government $4.4 million resolving all issues alleged in the complaint and the government's investigation in exchange for a release and dismissal of the claims. A related qui tam relator's employment termination claim and her lawyer's statutory legal fee claim were also resolved. During the year ended December 31, 2011, the Company recorded a legal settlement expense of $4.8 million related to the settlement. During the year ended December 31, 2012, the Company recorded additional legal settlement expense of $0.8 million to account for the final settlement amount. The legal settlement expenses were included in income from discontinued operations, net of income taxes in the accompanying Consolidated Statements of Operations.

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

As of December 31, 2013, future minimum lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases	Total
2014	$9,622	$333	$9,955
2015	7,771	438	8,209
2016	6,202	201	6,403
2017	5,038	39	5,077
2018	3,242	1	3,243
2019 and thereafter	3,177	—	3,177
Total	$35,052	$1,012	$36,064

Rent expense for leased facilities and equipment was approximately $7.9 million, $6.2 million and $6.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Commitments

As of December 31, 2013, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $37.3 million in 2014.  These purchase commitments are made at levels expected to be used in the normal course of business.
NOTE 11-- OPERATING AND REPORTABLE SEGMENTS

On February 1, 2012, the Company divested its traditional and specialty pharmacy mail operations and community retail pharmacy stores, as a result the Company reevaluated its operating and reportable segments in accordance with the provisions of ASC 280 Segment Reporting (“ASC 280”). Based on this review, the Company changed its operating and reportable segments from “Infusion/Home Health Services” and “Pharmacy Services” to its new operating and reportable segments: “Infusion Services", "Home Health Services” and “PBM Services”. These three operating and reportable segments reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance. Disclosures for the year ended December 31, 2011 reflect the change in reportable segments.

The Infusion Services operating and reportable segment provides services consisting of home infusion therapy, respiratory therapy and the provision of durable medical equipment, products and services. Infusion services include the dispensing and administering of infusion-based drugs, which typically require nursing support and clinical management services, equipment to administer the correct dosage and patient training designed to improve patient outcomes.

The Home Health Services operating and reportable segment provides services including the provision of skilled nursing services and therapy visits, private duty nursing services, hospice services, rehabilitation services and medical social services to patients primarily in their home.

The PBM Services operating and reportable segment consists of PBM services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of the Company's participating network pharmacies receive prescription medications at a discounted price compared to the retail price. In addition, in the Company's capacity as a pharmacy benefit manager, it has fully funded prescription benefit programs where the Company reimburses its network pharmacies and third party payors in turn reimburse the Company based on Medi-Span reported pricing for those claims fulfilled for their plan participants.

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

Segment Reporting Information
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Results of Operations:
Revenue:
Infusion Services - product revenue	$675,684	$471,506	$365,526
Infusion Services - service revenue	21,643	10,080	8,756
Total Infusion Services revenue	697,327	481,586	374,282
Home Health Services - service revenue	72,276	69,190	69,635
PBM Services - service revenue	72,592	111,861	110,589
Total revenue	$842,195	$662,637	$554,506

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$60,677	$36,764	$35,128
Home Health Services	2,884	5,401	5,954
PBM Services	17,110	25,659	30,122
Total Segment Adjusted EBITDA	80,671	67,824	71,204
Corporate overhead	(32,042)	(26,755)	(23,308)
Interest expense, net	(28,197)	(26,067)	(25,542)
Loss on extinguishment of debt	(15,898)	—	—
Income tax benefit (expense)	(2,538)	4,439	(435)
Depreciation	(13,555)	(8,513)	(6,591)
Amortization of intangibles	(6,671)	(3,957)	(3,376)
Stock-based compensation expense	(9,450)	(6,122)	(4,467)
Acquisition and integration expenses	(16,130)	(4,046)	—
Restructuring and other expenses and investments	(9,796)	(5,143)	(7,909)
Loss from continuing operations, net of income taxes	$(53,606)	$(8,340)	$(424)

	Year Ended December 31,
	2013	2012	2011
Supplemental Operating Data:
Capital Expenditures:
Infusion Services	$15,972	$6,685	$4,826
Home Health Services	69	171	170
PBM Services	—	—	—
Corporate unallocated	9,576	4,130	2,857
Total Capital Expenditures	$25,617	$10,986	$7,853

Depreciation Expense:
Infusion Services	$8,640	$4,347	$5,242
Home Health Services	75	111	48
PBM Services	—	—	—
Corporate unallocated	4,840	4,055	1,301
Total Depreciation Expense	$13,555	$8,513	$6,591

Total Assets:
Infusion Services	$794,006	$438,623	$353,999
Home Health Services	64,428	62,403	64,672
PBM Services	25,239	36,354	40,418
Corporate unallocated	53,169	95,813	24,348
Assets from discontinued operations	—	—	59,005
Assets associated with discontinued operations, not sold	16	9,183	134,660
Total Assets	$936,858	$642,376	$677,102

Goodwill:
Infusion Services	$558,593	$304,282	$265,859
Home Health Services	33,784	33,784	33,784
PBM Services	12,744	12,744	12,744
Total Goodwill	$605,121	$350,810	$312,387

Subsequent to December 31, 2013, the Company entered into a Stock Purchase Agreement to sell substantially all of the assets and entities that make up its Home Health Services segment (see Note 17 - Subsequent Events).
NOTE 12-- CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One payor, UnitedHealthcare, accounted for approximately 21%, 18% and 13% of revenue during the years ended December 31, 2013, 2012 and 2011, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin (IG) therapy, which represented 18%, 19%, and 25% of revenue during the years ended December 31, 2013, 2012 and 2011, respectively. The revenue is related to the Infusion Services segment.

NOTE 13-- INCOME TAXES

The Company’s federal and state income tax expense (benefit) is summarized in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current
Federal	$(866)	$(3,759)	$(167)
State	(1,412)	(676)	(122)
Total current	(2,278)	(4,435)	(289)
Deferred
Federal	4,437	121	632
State	379	(125)	92
Total deferred	4,816	(4)	724
Total tax (benefit) provision	$2,538	$(4,439)	$435

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves not currently deductible	$10,315	$11,771
Net operating loss carryforwards	39,556	16,287
Goodwill and intangibles (tax deductible)	8,089	7,278
Accrued expenses	148	3,055
Stock based compensation	6,277	3,717
Other	417	1,778
Total deferred tax assets	64,802	43,886
Deferred tax liabilities:
Property basis differences	(506)	(3,144)
Indefinite-lived goodwill and intangibles	(16,122)	(11,306)
Less: valuation allowance	(63,281)	(39,727)
Net deferred tax liability	$(15,107)	$(10,291)

During the fourth quarter of 2010, the Company concluded that it was more likely than not that its deferred tax assets would not be realized. The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $63.3 million and $39.7 million, was required as of December 31, 2013 and 2012, respectively. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2013, the Company had federal net operating loss (“NOL”) carryforwards of approximately $112.0 million, of which $23.9 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company’s $112.0 million of federal NOLs, $17.9 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carryforwards of approximately $138.4 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax (benefit) provision at statutory rate	$(17,874)	$(4,473)	$4
State tax (benefit) provision, net of federal taxes	(2,419)	(587)	36
Non-deductible transaction costs	317	—	—
Penalties	—	—	78
Change in tax contingencies	(1,157)	(633)	(675)
Valuation allowance changes affecting income tax expense	23,493	1,104	778
Other	178	150	214
Tax (benefit) provision	$2,538	$(4,439)	$435

As of December 31, 2013, the Company had $1.2 million of gross unrecognized tax benefits, of which $0.2 million, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance at January 1,	$2,754	$2,605	$2,869
Gross increases for tax positions of prior years	—	—	—
Gross increases for tax positions taken in current year	—	636	378
Settlements with taxing authorities	—	—	(212)
Lapse of statute of limitations	(1,582)	(487)	(430)
Unrecognized tax benefits balance at December 31,	$1,172	$2,754	$2,605

The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the Consolidated Statements of Operations.  As of December 31, 2013 and 2012, the Company had approximately $0.1 million and $0.3 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state and local jurisdictions.  The Company's uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2013, U.S. tax returns for the years 2011 through 2013 remain subject to examination by federal tax authorities.  Tax returns for the years 2009 through 2013 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 14-- STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company's Amended and Restated 2008 Equity Incentive Plan as amended and restated (the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights ("SARs"), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. Under the 2008 Plan, 3,580,000 shares were originally authorized for issuance (subject to adjustment for grants made under the Company's 2001 Incentive Stock Plan (the “2001 Plan”) after January 1, 2008, as well as for forfeitures, expirations or awards that under the 2001 Plan otherwise settled in cash after the adoption thereof). Upon the effective date of the 2008 Plan, the Company ceased making grants under the 2001 Plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors. On June 10, 2010, the Company's stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 3,275,000 shares to 6,855,000 shares. On May 7, 2013, the Company's stockholders approved an amendment to the 2008 Plan to increase by 300,000 shares (from 500,000 to 800,000) the aggregate number of shares within the 2008 Plan that may be granted to directors.

As of December 31, 2013, there were 971,658 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (as amended and restated, the “BioScrip/CHS Plan” and together with the 2008 Plan, the "Equity Compensation Plans"). There were 13,000,000 shares of CHS common stock originally authorized for issuance under the CHS 2006 Equity Incentive Plan, which were converted into 3,106,315 shares of BioScrip common stock using the exchange ratio defined by the merger agreement. The Board of Directors further amended the BioScrip/CHS Plan to provide for it to have substantially the same terms and provisions as the 2008 Plan.

Of the options authorized and outstanding under the BioScrip/CHS Plan on the date of the acquisition, 716,086 options were designated as “rollover” options. These rollover options were issued to the top five executives of CHS at the time of the acquisition, and otherwise remain subject to the terms of the BioScrip/CHS Plan, as amended, and fully vested on the date of conversion. Under the terms of the BioScrip/CHS Plan, any shares of the Company's common stock subject to rollover options that expire or otherwise terminate before all or any part of the shares subject to such options have been purchased as a result of the exercise of such options shall become available for issuance under the BioScrip/CHS Plan.

The remaining 2,390,229 shares are authorized for issuance under the BioScrip/CHS Plan. These shares may be used for awards under the BioScrip/CHS Plan, provided that awards using such available shares are not made after the original expiration date of the pre-existing plan, and are only made to individuals who were not employees or directors of the Company or an affiliate or subsidiary of the Company prior to such acquisition. As of December 31, 2013, there were 800,361 shares that remained available under the BioScrip/CHS Plan.

Annual Equity Grants

During the year ended December 31, 2013, the Compensation Committee approved grants of approximately 1.9 million NQSO awards and 0.4 million restricted stock awards to key employees and members of the board of directors consistent with the Compensation Committee's historic grant practices.

Stock Options

Options granted under the Equity Compensation Plans: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant and (c) are generally exercisable for ten years after the date of grant, subject to earlier termination in certain circumstances.

Option expense is amortized on a straight-line basis over the requisite service period. The Company recognized compensation expense related to stock options of $6.0 million, $4.6 million, and $3.7 million, in the years ended December 31, 2013, 2012 and 2011, respectively.

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2013, 2012 and 2011 was $6.24, $4.00, and $2.53, respectively. A binomial lattice-based valuation model is used to estimate the fair value of each option granted. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our options. The fair value of each stock option award on the date of the grant was calculated using the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	61.8%	64.8%	64.1%
Risk-free interest rate	2.13%	1.98%	3.23%
Expected life of options	5.5 years	5.8 years	5.2 years
Dividend rate	—	—	—
Fair value of options	$6.24	$4.00	$2.53

Stock option activity for the Equity Compensation Plans through December 31, 2013 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2012	4,885,215	$5.97	$23,463	7.8 years
Granted	1,928,500	$11.25
Exercised	(517,979)	$4.83
Forfeited and expired	(562,915)	$8.57
Balance at December 31, 2013	5,732,821	$7.59	$6,185	7.7 years
Outstanding options less expected forfeitures at December 31, 2013	5,274,974	$7.44	$5,936	7.6 years
Exercisable at December 31, 2013	2,492,009	$5.84	$4,362	6.4 years

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2013, 2012, and 2011 was $2.5 million, $8.6 million, and $3.2 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2013 expire on various dates ranging from May 2014 through November 2023. The following table outlines our outstanding and exercisable stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.71 - $4.24	443,516	$2.83	5.2 years	411,850	$2.72
$4.42 - $6.61	1,104,875	$5.03	6.5 years	768,053	$5.13
$6.62- $6.65	1,856,582	$6.63	7.8 years	879,922	$6.63
$6.67 - $9.16	857,348	$7.90	7.9 years	432,184	$8.44
$11.04 - $16.63	1,470,500	$12.01	9.2 years	—	$—
All options	5,732,821	$7.59	7.7 years	2,492,009	$5.84

As of December 31, 2012 and 2011 the exercisable portion of outstanding options was approximately 1.9 million shares and 3.3 million shares, respectively.

As of December 31, 2013 there was $13.1 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the years December 31, 2013, 2012 and 2011 was $3.8 million, $4.4 million, and $2.5 million, respectively.

As compensation expense for options granted is recorded over the requisite service period of options, future stock-based compensation expense may be greater as additional options are granted.

Restricted Stock

Under the Equity Compensation Plans, stock grants subject solely to an employee’s or director’s continued service with the Company will not become fully vested less than (a) three years from the date of grant to employees and, in certain instances, may fully vest upon a change in control of the Company, and (b) one year from the date of grant for directors.  Stock grants subject to the achievement of performance conditions will not vest less than one year from the date of grant.  Such performance shares may vest after one year from grant.  No such time restrictions applied to stock grants made under the Company’s prior equity compensation plans.

The Company recognized compensation expense related to restricted stock awards of $3.5 million, $0.4 million, and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

Each share of restricted stock issued reduces the number of shares available for grant under the Equity Compensation Plans by 1.53 shares.

Restricted stock award activity through December 31, 2013 was as follows:

	Restricted Stock	Weighted Average Award Date Fair Value	Weighted Average Remaining Recognition Period
Balance at December 31, 2012	70,000	$7.52	0.4 years
Granted	370,000	$12.31
Awards Vested	(70,000)	$7.52
Canceled	—	$—
Balance at December 31, 2013	370,000	$12.31	0.3 years

As of December 31, 2013, there was $1.2 million of unrecognized compensation expense related to unvested restricted stock awards.  That expense is expected to be recognized over a weighted average period of 0.3 years. The total grant date fair market value of awards vested during the years ended December 31, 2013, 2012and 2011 was $0.5 million, $0.8 million, and $0.6 million, respectively.  The total intrinsic value of restricted stock awards vested during the years December 31, 2013, 2012 and 2011 was $0.5 million, $2.3 million, and $0.5 million, respectively.

Performance Units

Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee will establish the terms and conditions of any performance units granted, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million with respect to performance units for any given year. As of December 31, 2013, no performance units have been granted under the 2008 Plan.

Stock Appreciation Rights

The Company has granted and has outstanding cash-based phantom stock appreciation rights ("SARs), which are independent of the Company's 2008 Equity Incentive Plan, with respect to 330,000 shares of the Company's common stock. The SARs vest in three equal annual installments and will fully vest in connection with a change of control (as defined in the grantee's employment agreement). The SARs may be exercised, in whole or in part, to the extent each SAR has been vested and will receive in cash the amount by which the closing stock price on the exercise date exceeds the Grant Price, if any. Upon the exercise of any SARs, as soon as practicable under the applicable federal and state securities laws, the grantee may be required to use the net after-tax proceeds of such exercise to purchase shares of the Common Stock from the Company at the closing stock price of the Common Stock on that date and hold such shares of Common Stock for a period of not less than one year from the date of purchase, except that the grantee will not be required to purchase any shares of Common Stock if the SAR is exercised on or after a change of control of the Company. The grantee's right to exercise the SAR will expire on the earliest of (1) the tenth anniversary of the grant date, or (2) under certain conditions as a result of termination of the grantee's employment.

SAR activity through December 31, 2013 was as follows:

	Stock Appreciation Right	Weighted Average Exercise Price	Weighted Average Remaining Recognition Period
Balance at December 31, 2012	380,000	$6.72	1.8 years
Granted	—	$—
Exercised	—	$—
Canceled	(50,000)	$6.67
Balance at December 31, 2013	330,000	$6.73	1.7 years

The SARs are recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets.  Compensation expense related to the SARs for the year ended December 31, 2013, 2012 and 2011 was $0.0 million, $1.1 million and $0.3 million   As of December 31, 2013 there was $0.3 million of unrecognized compensation expense related to the SARs that is expected to be recognized over a weighted-average period of 1.7 years. In addition, because they are settled with cash, the fair value of the SAR awards is revalued on a quarterly basis. During the years ended December 31, 2013, 2012 and 2011 the Company paid $0.0 million, $0.3 million and $0.0 million related to the exercise of SAR awards.

Employee Stock Purchase Plan

On May 7, 2013, the Company's stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock for issuance under the ESPP. As of December 31, 2013, no shares have been issued and no expense has been incurred under the ESPP.

NOTE 15-- DEFINED CONTRIBUTION PLAN

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 100% of their salary, subject to Internal Revenue Service limits, and the Company may make a discretionary matching contribution. The Company recorded matching contributions in selling, general and administrative expenses in the Consolidated Statements of Operations of $0.5 million during the year ended December 31, 2013. The Company elected not to make matching contributions during the years ended December 31, 2012 and 2011.

NOTE 16-- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of unaudited quarterly financial information for the years ended December 31, 2013 and 2012 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013
Revenue	$199,071	$190,733	$208,879	$243,512
Gross profit	$63,237	$65,012	$68,682	$74,883
Net loss from continuing operations	$(7,470)	$(8,317)	$(22,442)	$(15,377)
Net (loss) income from discontinued operations	$(658)	$(563)	$(11,645)	$(3,182)
Net (loss) income	$(8,128)	$(8,880)	$(34,087)	$(18,559)

Loss per share from continuing operations, basic and diluted	$(0.13)	$(0.13)	$(0.35)	$(0.22)
Loss per share from discontinued operations, basic and diluted	(0.01)	(0.01)	(0.18)	(0.05)
Loss income per share, basic and diluted	$(0.14)	$(0.14)	$(0.53)	$(0.27)

Year ended December 31, 2012
Revenue	$155,633	$155,901	$170,365	$180,738
Gross profit	$53,522	$53,041	$58,004	$60,393
Net (loss) income from continuing operations	$(2,023)	$(4,293)	$(605)	$(1,419)
Net income (loss) from discontinued operations	$(680)	$76,059	$(10,931)	$8,599
Net income (loss)	$(2,703)	$71,766	$(11,536)	$7,180

Loss per share from continuing operations, basic and diluted	$(0.04)	$(0.07)	$(0.01)	$(0.03)
Loss per share from discontinued operations, basic and diluted	(0.01)	1.35	(0.19)	0.15
Loss income per share, basic and diluted	$(0.05)	$1.28	$(0.20)	$0.12

NOTE 17-- SUBSEQUENT EVENTS

Second Amendment to Senior Credit Facilities

On January 31, 2014, the Company entered into the Second Amendment to the Senior Credit Facilities, which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit the Company to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%.

Stock Purchase Agreement

On February 1, 2014, the Company entered into a Stock Purchase Agreement with LHC Group, Inc., a Delaware corporation, and certain of its subsidiaries (collectively, the “Buyers”) wherein the Buyers have agreed to acquire substantially all of the entities and assets that make up the Company’s Home Health Services segment for a total cash purchase price of approximately $60.0 million, subject to a net working capital adjustment. The closing of this transaction is expected to occur on March 31, 2014. The closing of this transaction is subject to customary closing conditions, including compliance with covenants, release and satisfaction of all indebtedness, receipt of certain contractual consents and receipt of certain regulatory approvals. The Stock Purchase Agreement may be terminated at any time prior to the closing date by, among other things, mutual agreement of the Company and

Buyers, or by either the Company or the Buyers if the other party fails to satisfy the applicable closing conditions under the Stock Purchase Agreement by July 1, 2014. The Company intends to use the net proceeds from the sale to pay down its debt.

The agreement to sell the Home Health Services segment is consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services segment.

Issuance of 8.875% Senior Notes due 2021

On February 11, 2014, the Company issued $200.0 million aggregate principal amount of the 2021 Notes. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, the Company used approximately $194.5 million of the net proceeds of the offering to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by certain subsidiaries of the Company. Interest is payable semi-annually on February 1 and August 1. The Company, at its option, may redeem some or all of the 2021 Notes prior to maturity. The 2021 Notes were offered to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States in reliance on Regulation S under the Securities Act.

Registration Rights Agreement

In connection with the issuance of the 2021 Notes, the Company entered into a registration rights agreement on February 11, 2014 its subsidiary guarantors of the 2021 Notes and the initial purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an exchange offer registration statement to exchange the 2021 Notes for substantially identical notes registered under the Securities Act. The Company has also agreed to file a shelf registration statement to cover resale of the 2021 Notes under certain circumstances.

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

The evaluation of our disclosure controls included a review of the controls objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. Based upon the controls evaluation, our CEO and CFO have concluded that our disclosure controls as of December 31, 2013 were not effective because of the material weaknesses, as described below, in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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
An internal control material weakness (as such term is defined under Public Company Accounting Oversight Board Standard No. 5) is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, management has identified a material weakness in internal control over financial reporting related to the establishment of accounts receivable related reserves and the timely recognition of bad debt expense. The material weakness is the result of the aggregation of control deficiencies in the following categories:

•	Controls to aggregate and analyze historical collection patterns by major payors over the history of legacy and acquired businesses,

•	Follow-up collection actions and tracking thereof in order to influence establishment of accounts receivable reserves, and

•	Controls to identify and categorize the nature of claims in a denied status or various states of appeal in order to be able to assess collectability.

     This material weakness affects the establishment of accounts receivable related reserves for both contractual adjustments and bad debt. Each of these reserves could potentially result in a material misstatement of the financial statements.

A second material weakness related to certain clerical errors and documentation omissions in the contingent consideration calculations which were provided to our auditors. These documentation errors were corrected in February 2014 before the filing of this report.

During 2013, management excluded certain elements of internal control over financial reporting pertaining to the activities of HomeChoice and the CarePoint Business that were acquired on February 1, 2013 and August 23, 2013, respectively (see Note 4 of Notes to Consolidated Financial Statements). HomeChoice revenue represented 8.0% of our consolidated total revenue for the year ended December 31, 2013 and HomeChoice total assets represented 9.1% of our consolidated total assets as of December 31, 2013. The CarePoint Business revenue represented 6.6% of our consolidated total revenue for the year ended December 31, 2013 and the CarePoint Business total assets represented 24.2% of our consolidated total assets as of December 31, 2013.

As a result of the material weaknesses described in the preceding paragraphs, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.  Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report, which is included herein, on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013.

Management Remediation Plan

To address the material weaknesses described above, management performed additional analysis and procedures to reasonably ensure that our consolidated financial statements and schedules included in this Annual Report are presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Because management is committed to remediating the control deficiencies that constitute the material weakness described above, we have created and commenced implementing a remediation plan to address such material weakness.

In November 2013, we engaged the firm of Alvarez & Marsal to assess our accounts receivable related functions and assist in the implement a comprehensive integration plan across the platform. We named an Interim Vice President of Reimbursement and an action plan was created including the following steps we have taken or intend to take:

•	Centralizing intake, billing, collection and cash application processes for high volume payors,

•	Regionalizing billing and collection functions for all other payors to standardize processes, procedures, and productivity measures,

•	Revising process definitions and additional metrics to better monitor processes and collectability, and

•	Centralizing cash application function and technology upgrades to improve the accuracy and timeliness of cash application and secondary payor billing.

While we implement the action plan noted above we also engaged a third party collection firm to apply temporary resources to the backlog of claims that need to be worked through the collection process. We have also been converting all sites to a single version of our pharmacy and accounts receivable system. System conversions are scheduled to be completed in the first quarter of 2014.

With standardized processes, monitoring metrics, and information systems, we intend to update our accounts receivable reserve estimation processes in 2014. We plan to hire additional analysis resources to focus solely on accounts receivable and modeling ultimate cash collection, contractual adjustments, and bad debt projections.

The discussion above describes a number of changes we have initiated since December 31, 2013, as well as other changes that we plan to implement in 2014, that we believe will enhance our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013 we continued with the integration of HomeChoice and the CarePoint Business acquisitions. Due to the size of these transactions, changes in operating processes have resulted in changes to our financial reporting processes. These changes have been assessed by management to ensure that there has been no adverse impact to the Company's internal control over financial reporting.

Other than the management remediation plan described above, there have been no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited BioScrip, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). BioScrip, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain elements of the internal controls of HomeChoice Partners, Inc. and CarePoint Partners Holdings LLC, which are included in the 2013 consolidated financial statements of BioScrip, Inc. and subsidiaries. HomeChoice Partners, Inc. constituted 9.1% of total assets as of December 31, 2013 and 8.0% of revenues for the year then ended. CarePoint Partners LLC constituted 24.3% of total assets as of December 31, 2013 and 6.6% of revenues for the year then ended. Our audit of internal control over financial reporting of BioScrip, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of HomeChoice Partners, Inc. and CarePoint Partners Holdings LLC.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the inadequate design and operation of controls in the determination of the allowance for doubtful accounts and determination of contingent consideration in business combinations. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 3, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, BioScrip, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 3, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2014 in connection with our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules not listed above have been omitted since they are not applicable or are not required.

3. Exhibits

Exhibit Number	Description	Location
2.1
Agreement and Plan of Merger, dated as of January 24, 2010, by and among BioScrip, Inc. (the “Company”), Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P. (“Kohlberg Investors”), Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P. (collectively with Kohlberg Investors, Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P. and Kohlberg TE Investors V, L.P., the “Kohlberg Entities”), Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P. (“Blackstone”), Blackstone Mezzanine Holdings II L.P. (together with Blackstone, the “Blackstone Entities”), and S.A.C. Domestic Capital Funding, Ltd. (“S.A.C.”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.
		(1)
2.2	Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., Walgreens Mail Service, Inc., Walgreens Specialty Pharmacy, LLC, and Walgreen Eastern Co., Inc., the Company and subsidiaries of the Company listed on Annex A thereto (the “Pharmacy Business Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(2)
2.3	Amendment No. 1, dated as of May 4, 2012, to the Pharmacy Business Purchase Agreement.	(3)
2.4	Stock Purchase Agreement, dated as of December 12, 2012, by and among HomeChoice Partners, Inc., DaVita HealthCare Partners Inc. Mary Ann Cope, R.Ph., Kathy F. Puglise, RN, CRNI, Joseph W. Boyd, R.Ph., Barbara J. Exum, PharmD and the Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(4)
2.5	Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC (“CarePoint”), the direct and indirect subsidiaries of CarePoint, and the members of CarePoint. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(5)
2.6	Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identifies on the signature pages thereto, the Company and LHC Group, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(6)
3.1	Second Amended and Restated Certificate of Incorporation.	(7)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(8)
3.3	Amended and Restated By-Laws.	(9)
4.1	Specimen Common Stock Certificate.	(10)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company (the “Rights Agent”), as Rights Agent (the “Rights Agreement”).	(11)
4.3	First Amendment, dated December 13, 2006, to the Rights Agreement, between the Company and the Rights Agent.	(12)
4.4	Second Amendment, dated March 4, 2009, to the Rights Agreement, as amended on December 13, 2006, between the Company and the Rights Agent.	(13)
4.5	Third Amendment, dated as of January 24, 2010, to the Rights Agreement, as amended on December 13, 2006 and March 4, 2009, between the Company and the Rights Agent.	(14)

4.6	Warrant Agreement, dated as of March 25, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(15)
4.7	Form of Cash-only Stock Appreciation Right Agreement.	(16)
4.8	Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	(17)
4.9	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.8)	(18)
4.10	Registration Rights Agreement, dated February 11, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein.	(19)
10.1†	MIM Corporation 1999 Cash Bonus Plan For Key Employees.	(20)
10.2†	MIM Corporation Amended and Restated 2001 Incentive Stock Plan.	(21)
10.3†	Amendment to BioScrip, Inc. 2001 Incentive Stock Plan.	(22)
10.4†	2008 Amended and Restated Equity Incentive Plan.	(23)
10.5†	Amendment to BioScrip, Inc. 2008 Equity Incentive Plan.	(24)
10.6†	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(25)
10.7†	Employee Stock Purchase Plan.	(24)
10.8†	Employment Letter, dated October 15, 2001, between the Company and Russel J. Corvese.	(26)
10.9†	Form of Restricted Stock Grant Certificate.	(27)
10.10†	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese.	(28)
10.11†	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese.	(29)
10.12†	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation and Scott Friedman.	(30)
10.13†	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation and Scott Friedman.	(31)
10.14†	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.	(32)
10.15†	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.	(33)
10.16†	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(34)
10.17†	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(35)
10.18†	Restrictive Covenants Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(36)
10.19†	Engagement Letter, dated April 19, 2012, by and between the Company and Hai Tran.	(37)
10.20†	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.	(38)
10.21†	Employment Offer Letter, dated January 13, 2010, by and between the Company and Vito Ponzio, Jr.	(39)
10.22†	Amended and Restated Employment Agreement, dated as of November 25, 2013, by and between the Company and Richard M. Smith.	(40)
10.23†	Engagement Letter, dated as of November 27, 2013, by and between the Company and Alvarez & Marsal Private Equity Performance Improvement Group, LLC.	(41)
10.24†*	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.
10.25†*	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.
10.25	Form of Indemnification Agreement.	(42)

10.26	Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (the “Administrative Agent”).	(43)
10.27	First Amendment to Credit Agreement, dated as of December 23, 2013, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(44)
10.28	Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(45)
10.29	Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of the Administrative Agent.	(46)
10.30 #	Prime Vendor Agreement dated as of July 1, 2009, between AmerisourceBergen Drug Corporation, the Company and the other parties thereto (the “Prime Vendor Agreement”).	(47)
10.31	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement.	(48)
10.32 #	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(49)
10.33 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(50)
10.34 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(51)
10.35 #	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(52)
10.36	Stockholders' Agreement, dated as of January 24, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C. (the “Stockholders’ Agreement”).	(53)
10.37	Amendment No. 1 to the Stockholders’ Agreement, dated as of March 8, 2013, by and between the Company and Kohlberg Investors.	(54)
10.38	Amendment No. 2 to the Stockholders’ Agreement, dated as of March 14, 2013, by and between the Company and Kohlberg Investors.	(55)
10.39	Amendment No. 3 & Waiver to the Stockholders’ Agreement, dated as of August 13, 2013, by and between the Company and Kohlberg Investors.	(56)
10.40	Indemnification Agreement, dated as of April 3, 2013, by and among the Company and the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(57)
10.41	Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester.	(58)
21.1 *	List of Subsidiaries of the Company.
23.1 *	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Balance Sheets as of December 31, 2013 and 2012, (iii) Statements of Stockholders' Equity for the fiscal years ended December 31, 2013, 2012 and 2011, (iv) Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, and (v) Notes to Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(2)	Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 3, 2012, SEC File Number 000-28740.
(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 10, 2012, SEC File Number 000-28740.
(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2013, SEC File Number 000-28740.
(5)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 18, 2013, SEC File Number 000-28740.
(6)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(7)	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 17, 2005, SEC File Number 000-28740.
(8)	Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 10, 2010, SEC File Number 000-28740.
(9)	Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed on April 28, 2011, SEC File Number 000-28740.
(10)	Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed on March 31, 2006, SEC File Number 000-28740.
(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form 8-A/A filed on December 4, 2002, SEC File Number 000-28740.
(12)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 14, 2006, SEC File Number 000-28740.
(13)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on March 4, 2009, SEC File Number 000-28740.
(14)	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(15)	Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(16)	Incorporated by reference to Exhibit 10.40 to the Company's Form 10-K filed on March 16, 2011, SEC File Number 000-28740.
(17)	Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(18)	Incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(20)	Incorporated by reference to Exhibit 10.61 to the Company's Form 10-Q filed on May 17, 1999, SEC File Number 000-28740.
(21)	Incorporated by reference to the definitive proxy statement filed on April 30, 2003, SEC File Number 000-28740.
(22)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 10, 2011, SEC File Number 000-28740.
(23)	Incorporated by reference to the definitive proxy statement filed on May 10, 2010, SEC File Number 000-28740.
(24)	Incorporated by reference to the definitive proxy statement filed on April 2, 2013, SEC File Number 000-28740.
(25)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(26)	Incorporated by reference to Exhibit 10.51 to the Company's Form 10-K filed on April 1, 2002, SEC File Number 000-28740.
(27)	Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (File No. 333-150985) filed on May 16, 2008.
(28)	Incorporated by reference to Exhibit 10.46 to the Company's Form 10-K filed on March 15, 2004, SEC File Number 000-28740.
(29)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 1, 2004, SEC File Number 000-28740.
(30)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 4, 2009, SEC File Number 000-28740.
(31)	Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 4, 2009, SEC File Number 000-28740.
(32)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(33)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2012, SEC File Number 000-28740.
(38)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(39)	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013, SEC File Number 000-28740.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(44)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(46)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.

(47)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q/A filed on December 2, 2009, SEC File Number 000-28740.
(48)	Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(49)	Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 3, 2010, SEC File Number 000-28740.
(50)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(51)	Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(52)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 26, 2012, SEC File Number 000-28740.
(53)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(55)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(56)	Incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on August 19, 2013, SEC File Number 000-28740.
(57)	Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 5, 2013, SEC File Number 000-28740.
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2014, SEC File Number 000-28740.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

†	Designates the Company’s management contracts or compensatory plan or arrangement.
#	The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2014.

BIOSCRIP, INC.

/s/ Hai Tran
Hai Tran
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Richard M. Smith Richard M. Smith	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2014

/s/ Hai Tran Hai Tran	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2014

/s/ Patricia Bogusz Patricia Bogusz	Vice President of Finance (Principal Accounting Officer)	March 3, 2014

/s/ Myron Z. Holubiak Myron Z. Holubiak	Non-Executive Chairman of the Board	March 3, 2014

/s/ Charlotte W. Collins Charlotte W. Collins	Director	March 3, 2014

/s/ Samuel P. Frieder Samuel P. Frieder	Director	March 3, 2014

/s/ David R. Hubers David R. Hubers	Director	March 3, 2014

/s/ Tricia Huong Thi Nguyen Tricia Huong Thi Nguyen	Director	March 3, 2014

/s/ Richard L. Robbins Richard L. Robbins	Director	March 3, 2014

/s/ Stuart A. Samuels Stuart A. Samuels	Director	March 3, 2014

/s/ Gordon H. Woodward Gordon H. Woodward	Director	March 3, 2014

Bioscrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$16,421	$(12,347)	$18,654	$22,728
Year ended December 31, 2012
Allowance for doubtful accounts	$22,728	$(27,482)	$26,966	$22,212
Year ended December 31, 2013
Allowance for doubtful accounts	$22,212	$(23,962)	$20,963	$19,213

(Exhibits being filed with this Annual Report on Form 10-K)

10.24	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.
10.25	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Balance Sheets as of December 31, 2013 and 2012, (iii) Statements of Stockholders' Equity for the fiscal years ended December 31, 2013, 2012 and 2011, (iv) Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, and (v) Notes to Financial Statements.