Form 10-Q
period 2014-03-31
BioScrip, Inc.
filed 2014-05-12
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

On May 7, 2014, there were 68,424,797 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,253	$1,001
Receivables, less allowance for doubtful accounts of $23,660 and $17,836 as of March 31, 2014 and December 31, 2013, respectively	195,090	172,187
Inventory	34,754	34,341
Prepaid expenses and other current assets	12,252	14,110
Current assets of discontinued operations	—	15,316
Total current assets	251,349	236,955
Property and equipment, net	39,953	41,182
Goodwill	571,830	571,337
Intangible assets, net	15,121	16,824
Deferred financing costs	18,247	17,184
Other non-current assets	3,576	3,733
Non-current assets of discontinued operations	—	49,643
Total assets	$900,076	$936,858
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$431	$60,257
Accounts payable	68,288	63,575
Claims payable	7,913	2,547
Amounts due to plan sponsors	5,963	4,826
Accrued interest	2,307	2,173
Accrued expenses and other current liabilities	42,663	34,352
Current liabilities of discontinued operations	—	6,576
Total current liabilities	127,565	174,306
Long-term debt, net of current portion	418,238	375,322
Deferred taxes	12,677	8,954
Other non-current liabilities	8,940	17,540
Other non-current liabilities of discontinued operations	—	6,153
Total liabilities	567,420	582,275
Stockholders' equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 70,784,560 and 70,711,439 shares issued and 68,202,040 and 68,128,919 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	8	7
Treasury stock, 2,582,520 shares at cost	(10,311)	(10,311)
Additional paid-in capital	523,011	519,625
Accumulated deficit	(180,052)	(154,738)
Total stockholders' equity	332,656	354,583
Total liabilities and stockholders' equity	$900,076	$936,858
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Product revenue	$215,900	$150,024
Service revenue	23,743	31,105
Total revenue	239,643	181,129

Cost of product revenue	151,764	105,533
Cost of service revenue	22,737	19,615
Total cost of revenue	174,501	125,148

Gross profit	65,142	55,981

Selling, general and administrative expenses	59,384	47,005
Change in fair value of contingent consideration	(2,209)	—
Bad debt expense	6,605	3,180
Acquisition and integration expenses	6,499	4,623
Restructuring and other expenses	4,592	1,278
Amortization of intangibles	1,703	2,082
Loss from continuing operations	(11,432)	(2,187)
Interest expense, net	10,499	6,478
Loss from continuing operations before income taxes	(21,931)	(8,665)
Income tax expense (benefit)	3,491	(224)
Loss from continuing operations, net of income taxes	(25,422)	(8,441)
Income from discontinued operations, net of income taxes	108	313
Net loss	$(25,314)	$(8,128)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.37)	$(0.15)
Income (loss) from discontinued operations, basic and diluted	—	0.01
Net loss, basic and diluted	$(0.37)	$(0.14)

Weighted average common shares outstanding, basic and diluted	68,171	57,047

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(25,314)	$(8,128)
Less: income from discontinued operations, net of income taxes	108	313
(Loss) from continuing operations, net of income taxes	(25,422)	(8,441)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	3,836	2,418
Amortization of intangibles	1,703	2,082
Amortization of deferred financing costs and debt discount	1,943	356
Change in fair value of contingent consideration	(2,209)	—
Change in deferred income tax	2,708	457
Compensation under stock-based compensation plans	2,886	1,973
Loss on disposal of fixed assets	—	13
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	(22,903)	(17,554)
Inventory	(413)	13,199
Prepaid expenses and other assets	1,475	2,501
Accounts payable	4,644	(2,777)
Claims payable	5,365	187
Amounts due to plan sponsors	1,138	(4,152)
Accrued interest	134	5,772
Accrued expenses and other liabilities	634	(10,173)
Net cash (used in) operating activities from continuing operations	(24,481)	(14,139)
Net cash provided by (used in) by operating activities from discontinued operations	(1,505)	1,291
Net cash (used in) operating activities	(25,986)	(12,848)
Cash flows from investing activities:
Purchases of property and equipment, net	(3,060)	(3,623)
Cash consideration paid for acquisitions, net of cash acquired	—	(72,325)
Cash consideration paid for unconsolidated affiliate, net of cash acquired	—	(900)
Net cash (used in) investing activities from continuing operations	(3,060)	(76,848)
Net cash provided by (used in) investing activities from discontinued operations	56,616	(32)
Net cash provided by (used in) investing activities	53,556	(76,880)
Cash flows from financing activities:
Proceeds from new senior notes due 2021, net of lender fees and other expenses	193,810	—
Deferred and other financing costs	(1,211)	—
Borrowings on line of credit	64,600	214,145
Repayments on line of credit	(104,603)	(187,092)
Principal payments on long-term debt	(172,243)	—
Repayments of capital leases	(98)	(68)
Net proceeds from exercise of employee stock compensation plans	427	642
Net cash provided by (used in) financing activities	(19,318)	27,627
Net change in cash and cash equivalents	8,252	(62,101)
Cash and cash equivalents - beginning of period	1,001	62,101
Cash and cash equivalents - end of period	$9,253	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,476	$322
Cash paid (received) during the period for income taxes	$(314)	$(6)
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$—	$—
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2013 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2014. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 31, 2014 the Company completed the sale of substantially all of its Home Health Services segment to LHC Group, Inc. (see Note 5 - Discontinued Operations). As a result of the sale of the Home Health Services segment, the Company operates in two operating and reportable segments, "Infusion Services" and "PBM Services". All prior period financial statements have been reclassified to include the Home Health Services segment as discontinued operations. In addition, other classification changes have been made which have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

As of March 31, 2013, the Company had an affiliate equity investment in a variable interest entity that developed a platform to facilitate the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company's investment in this variable interest entity was recorded in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting.

On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  At closing, the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow.  As of March 31, 2014, the unpaid escrow balance was $0.7 million. The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. As of March 31, 2014, a receivable of $2.1 million is included in other non-current assets in the accompanying Consolidated Balance Sheets.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The Company adopted ASU 2013-11 effective January 1, 2014 with no material impact on its Consolidated Financial Statements.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. See Note 9 - Commitments and Contingencies for additional information.

NOTE 2--	EARNINGS PER SHARE

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Loss from continuing operations, net of income taxes	$(25,422)	$(8,441)
Income from discontinued operations, net of income taxes	108	313
Net loss	$(25,314)	$(8,128)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,171	57,047

Loss from continuing operations, basic and diluted	$(0.37)	$(0.15)
Income from discontinued operations, basic and diluted	—	0.01
Loss per common share, basic and diluted	$(0.37)	$(0.14)

Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2014 and 2013 excludes the effect of the Company's 3.1 million common stock purchase warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. ("CHS") in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months ended March 31, 2014 and 2013 excludes the effect of 3.8 million and 6.5 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

NOTE 3--ACQUISITIONS

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

The total consideration to the sellers at closing was $211.1 million paid in cash plus contingent consideration of $10.0 million. The sellers of the CarePoint Business will be eligible to receive the contingent consideration if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. If the specified level of product gross profit is not achieved, no contingent consideration will be due to the sellers. Subsequent to the closing, the Company identified additional net working capital adjustments of approximately $2.2 million primarily related to the value of accounts receivable and prepaid expenses as of the date of acquisition and has requested payment from the sellers. The $2.2 million amount due from CarePoint is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheets and is reflected in the estimated fair values below.

At the date of acquisition, the fair value of the $10.0 million contingent consideration was estimated at $9.8 million. The fair value of the contingent consideration was determined using Level 3 inputs based on the present value of various payout scenarios, weighted on the basis of probability. At March 31, 2014, the fair value of the contingent consideration was remeasured at fair value using the actual operating results during 2013 and 2014 and forecasted operating results for the remainder of 2014 of the CarePoint Business. As a result of this remeasurement, the fair value of the contingent consideration was reduced to $8.9 million and is included in accrued expenses and other current liabilities in the accompanying Unaudited Consolidated Balance Sheets. The Company believes there is a high probability that the required product gross profit will be attained because current forecasts exceed by a narrow margin the threshold required.  However there is risk in the realization of the contractual amounts recorded in accounts receivable and in the growth targets in some large markets so the probability of attaining the required threshold is not 100%.   Should the sellers of the CarePoint business earn the contingent consideration during the twelve month measurement period ending August 31, 2014, an additional expense of $1.1 million will be recorded over and above the accrual of $8.9 million estimated as of March 31, 2014.  The $0.9 million of income resulting from the reduction of the fair value of the contingent consideration is included in the change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014.

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

Estimated Fair Value (in thousands)
Cash	$14
Accounts receivable	$16,644
Inventories	3,263
Other current assets	272
Property and equipment	3,266
Identifiable intangible assets(1)	16,700
Current liabilities	(8,521)
Non-current liabilities	(721)
Total identifiable net assets	30,917
Goodwill	187,721
Total cash and fair value of contingent consideration	$218,638

(1)	The following table summarizes the provisional amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of the Closing Date (in thousands)
Customer relationships	2 - 4 years	$13,600
Trademarks	2 years	2,600
Non-compete agreements	5 years	500
Total identifiable intangible assets acquired		$16,700

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

The accompanying Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 include revenues and loss from continuing operations of the CarePoint Business of $40.0 million and $0.3 million, respectively .

HomeChoice Partners, Inc.

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation ("HomeChoice"). Prior to the Company's acquisition, HomeChoice was a provider of alternate-site infusion pharmacy services that serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania; Washington, DC; Maryland; Virginia; North Carolina; South Carolina; Georgia; Missouri; and Alabama.

The cash purchase price of the HomeChoice acquisition was $72.9 million paid at the closing date. In addition, the purchase agreement provided that the purchase price could be increased by contingent consideration of up to $20.0 million if HomeChoice were to attain certain performance milestones in the two years following the closing.

At the date of acquisition, the fair value of the potential contingent consideration, using Level 3 inputs, was estimated at $8.0 million. The $20.0 million maximum contingent consideration was established using aggressive growth targets meant to achieve operating results in excess of transaction valuation model assumptions. Given the aggressiveness of the earnout target threshold, the Company assigned less than 50% probability of payout among the various payout scenarios considered.

While the acquisition has generated revenues as expected in the transaction valuation model, revenues through March 31, 2014 have not exceeded the aggressive earnout performance pace required. Specifically, revenue generating opportunities through various potential business relationships have not come to fruition and thus the probability of attaining the high level of growth required to achieve the earnout has been diminishing over the past year resulting in a lower probability of a future payout of contingent consideration. At March 31, 2014, the fair value of the contingent consideration was again remeasured at fair value using actual operating results through March 31, 2014 and forecasted operating results for the remainder of 2014. As a result of this remeasurement, the fair value of the contingent consideration was reduced to $0.8 million, and is included in other non-current liabilities in the accompanying Unaudited Consolidated Balance Sheets. The $1.4 million of income resulting from the reduction in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014.

The accompanying Unaudited Consolidated Statements of Operations include revenues of $21.1 million and $10.8 million and income (loss) from continuing operations of $3.7 million, and $(0.8) million related to HomeChoice for the three months ended March 31, 2014 and for the period from the date of acquisition to March 31, 2013, respectively.

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

As of December 31, 2013, the total fair value of the potential contingent consideration, determined using Level 3 inputs based on the present value of various payout scenarios and weighted on the basis of probability, was estimated at $3.0 million. As of March 31, 2014, the Company has made contingent payments of $2.0 million based on the achievement of expected operating results. At March 31, 2014, the fair value of the remaining $1.0 million contingent liability was remeasured at fair value using actual operating results, forecasted operating results for the remainder of 2014 and payments made through March 31, 2014 to adjust the present value and probability of the various payout scenarios. As a result of this remeasurement, the fair value of the contingent payment was not adjusted and is included in accrued expenses and other current liabilities in the accompanying Unaudited Consolidated Balance Sheets.

Acquisition and Integration Costs

Acquisition and integration expenses in the accompanying Consolidated Statements of Operations for three months ended March 31, 2014 and 2013 include the following costs related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended March 31,
	2014	2013
Legal, financial advisory and professional fees	$975	$1,010
Employee costs including redundant salaries and benefits and severance	1,150	1,135
Facilities consolidation and discontinuation	305	159
Bad debt expense related to acquired accounts receivable	3,302	—
Legal settlement	325	2,300
Other	442	19
Total	$6,499	$4,623

Bad debt expense associated with acquisition and integration cost pertains to accounts receivable balances acquired in connection with the CarePoint Business and HomeChoice acquisitions that are no longer deemed collectible. These acquired accounts receivable were reserved at historical collection rates as of December 31, 2013. Based on lower than expected collections in the first quarter of 2014, the Company no longer expects to achieve historical collection rates on the acquired accounts receivable.

Pro Forma Impact of Acquisitions

The following shows summarized unaudited pro forma consolidated results of operations for the three months ended March 31, 2014 and 2013 as if the CarePoint and HomeChoice acquisitions had occurred as of January 1, 2013 (in thousands except per share data):

	Three Months Ended March 31,
	2014	2013
Revenues	$239,643	$225,560
Loss from continuing operations, net of income taxes	$(25,422)	$(8,524)
Basic loss per share from continuing operations	$(0.37)	$(0.15)
Diluted loss per share from continuing operations	$(0.37)	$(0.15)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, CarePoint and HomeChoice. Except to the extent realized in the three months ended March 31, 2014, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three months ended March 31, 2014, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with CarePoint or HomeChoice.

The unaudited pro forma information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the CarePoint and HomeChoice acquisitions been completed on January 1, 2013. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following adjustments to the historical results of the acquired entities prior to acquisition (in thousands):

	Three Months Ended March 31,
	2014	2013
Interest expense	$—	$504
Amortization expense	$—	$(600)
Income tax benefit (expense)	$—	$(1,285)

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses of the Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions and integration costs to convert to common policies, procedures, and information systems.

NOTE 4--DISCONTINUED OPERATIONS

Sale of Home Health Business

On March 31, 2014, the Company completed the sale of substantially all of the Company’s Home Health Services segment (the “Home Health Business”) pursuant to the Stock Purchase Agreement dated as of February 1, 2014 (the “Stock Purchase Agreement”), as amended, by and among LHC Group, Inc., a Delaware corporation, and certain of its subsidiaries (collectively, the “Buyer”) and the Company and Elk Valley Professional Affiliates, Inc. (“EVPA”), South Mississippi Home Health, Inc. (“SMHH”), and Deaconess Homecare, LLC (collectively the “Seller”). The Buyer agreed to acquire the Home Health Business, consisting of (1) all of the issued and outstanding shares of capital stock of EVPA owned by the Seller, (2) all of the issued and outstanding shares of capital stock of SMHH owned by the Seller, and (3) all of the issued and outstanding membership interests in two limited liability companies (collectively, the “Holding Newcos” and, together with EVPA and SMHH, the “Subject Companies”) that were wholly-owned subsidiaries of the Seller, formed for the purpose of the sale to hold indirectly the Seller’s other assets and operating liabilities related to the operation of the Home Health Business. On the closing date, the Company also entered into an Amendment No. 1 (the “Amendment”) to the Stock Purchase Agreement in connection with the closing. The Amendment modified the Stock Purchase Agreement to (i) exclude from the home health business conducted by the Company at one of its locations, and (ii) reduce by $0.5 million the total consideration to be received by the Company, to approximately $59.5 million.

Pursuant to the terms of the Stock Purchase Agreement, as amended, the Company received total consideration of approximately $59.5 million paid in cash (the “Purchase Price”). The Company used a portion of the net proceeds from the sale to pay down a portion of the Company’s outstanding debt. The Purchase Price is subject to adjustment for net working capital of the Subject Companies as of the closing date.

The sale of the Home Health Business is consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services segment.

On March 31, 2014, the carrying value of the net assets of the Subject Companies was as follows (in thousands):

Carrying Value
Net accounts receivable	$12,597
Prepaid expenses and other current assets	242
Total current assets	12,839
Property and equipment, net	402
Goodwill	33,784
Intangible assets	15,400
Other non-current assets	28
Total assets	62,453
Accounts payable	673
Amounts due to plan sponsors	229
Accrued expenses and other current liabilities	3,008
Total liabilities	3,910
Net assets	$58,543

The carrying value of the net assets of the Subject Companies above is subject to adjustment for net working capital as defined in the Stock Purchase Agreement. The estimated pre-tax gain on sale of the Home Health Business is approximately $1.0 million based on the March 31, 2014 net asset balances above and before broker's fees, legal expenses and other one-time transactions costs. The net assets of the Subject Companies have been reclassified to discontinued operations for all prior periods in the accompanying unaudited consolidated financial statements.

The operating results included in discontinued operations of the Home Health Business for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$17,541	$17,942
Gross profit	$6,739	$7,255
Selling, general and administrative expenses	6,589	5,785
Bad debt expense	658	217
Income (loss) from operations	(508)	1,253
Gain on sale before income taxes	995	—
Broker's fee and legal expenses	2,875	—
Impairment of assets	452	—
Other costs and expenses	47	—
Income (loss) before income taxes	(2,887)	1,253
Income tax expense (benefit)	(3,832)	519
Income (loss) from discontinued operations, net of income taxes	$945	$734

Pharmacy Services Asset Sale

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

Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million. As a result of the Pharmacy Services Asset Sale, the Company has recognized a total pretax gain of $108.1 million, net of transaction costs and other one-time charges as a result of the transaction.

The purchase price excluded all accounts receivable and working capital liabilities related to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. No amounts related to the net accounts receivable retained by the Company remained at December 31, 2013.

The transaction included the sale of 27 community pharmacy locations, and certain assets of three community pharmacy locations, and three traditional and specialty mail service operations, which constituted all of the Company's operations in the community pharmacy and mail order lines of business. As a result of the divestiture process, the Company assessed its continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company has incurred and expects to continue to incur additional expenses that may impact the Company's future consolidated financial statements. These additional costs, including employee severance and other benefit-related costs, facility-related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations.

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months ended March 31, 2014 and 2013, are summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$—	$(20)
Gross profit	$(27)	$(68)
Operating expenses	810	619
Interest (income) expense	—	(28)
Income tax expense	—	(238)
Income (loss) from discontinued operations, net of income taxes	$(837)	$(421)

Operating expenses during the three months ended March 31, 2014 primarily consist of legal fees related to the legal proceedings discussed in Note 9 - Commitments and Contingencies.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement represented the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company's traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-five states (the "Settling States"). The State Settlement Agreements represented the state component of the Company's agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 10 - Commitments and Contingencies).

As of March 31, 2014 and December 31, 2013, there were accruals of $12.7 million and $16.3 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Employee Severance and Other Benefits	Other Costs	Total
Balance at December 31, 2013	$15,000	$92	$1,195	$16,287
Expenses	14	—	975	989
Cash payments	(3,014)	(92)	(1,321)	(4,427)
Non-cash charges and adjustments	—	—	(152)	(152)
Balance at March 31, 2014	$12,000	$—	$697	$12,697

NOTE 5--GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Infusion	$559,086	$558,593
PBM Services	12,744	12,744
Total	$571,830	$571,337

At December 31, 2013, goodwill of $33.8 million related to the Home Health Business sold on March 31, 2014 is included in non-current assets of discontinued operations in the accompanying consolidated balance sheet (see Note 5 - Discontinued Operations). The increase in the Infusion Services segment goodwill results from purchase price adjustments related to the CarePoint Business acquisition.

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

The Company will evaluate goodwill for possible impairment during the quarter ending December 31, 2014 unless an interim goodwill impairment test is required.

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(13,202)	$12,448	$25,650	$(12,062)	$13,588
Infusion trademarks	6,200	(3,969)	2,231	6,200	(3,514)	2,686
Non-compete agreements	1,500	(1,058)	442	1,500	(950)	550
	$33,350	$(18,229)	$15,121	$33,350	$(16,526)	$16,824

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	5 months - 4 years
Infusion trademarks	23 months - 3 years
Non-compete agreements	1 to 5 years

At December 31, 2013, intangible assets of $15.4 million related to the Home Health Business sold on March 31, 2014 are included in non-current assets of discontinued operations in the accompanying consolidated balance sheet at December 31, 2013 (see Note 5 - Discontinued Operations).

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $1.7 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. Future amortization expense is anticipated to be as follows (in thousands):

2014 (nine months)	$4,860
2015	5,318
2016	3,078
2017	1,799
2018 and beyond	66
Total	$15,121

NOTE 6--RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-

related costs, and certain other costs. It also includes other transitional costs such as training, redundant salaries, and retention bonuses for certain critical personnel.

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations ("Restructuring Phase I"). This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. In addition to addressing corporate overhead, the strategic assessment examined the Company's market strengths and opportunities and compared the Company's position to that of its competitors. As a result of the assessment, the Company focused its growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for its traditional and specialty pharmacy mail operations and community pharmacy stores. Accordingly, the Company consummated the Pharmacy Services Asset Sale relating to its traditional and specialty pharmacy mail operations and community retail pharmacy stores. During the three months ended June 30, 2012, as a result of the divestiture process, the Company's management team commenced an assessment of the Company's continuing operations in order to align its corporate structure with its remaining operations ("Restructuring Phase II"). Restructuring Phase II is continuing as the Company divests other businesses and adjusts the Company's overhead expenses to support the Infusion Services segment.

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

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $62 thousand related to facility-related costs during the three months ended March 31, 2014. The Company did not incur any significant restructuring expenses related to Phase I during the three months ended March 31, 2013, although some amounts previously accrued were adjusted.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.1 million in total Phase I expenses, consisting of $4.3 million of third-party consulting costs, $4.1 million of employee severance and other benefit-related costs related to workforce reductions, and $1.7 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of March 31, 2014, there are restructuring accruals of $0.5 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Facility-Related Costs	Total
Balance at December 31, 2013	$521	$521
Expenses	62	62
Cash payments	(109)	(109)
Balance at March 31, 2014	$474	$474

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $3.9 million and $0.5 million during three months ended March 31, 2014 and 2013, respectively. Restructuring expenses for the three months ended March 31, 2014 included approximately $1.0 million of employee severance and other benefit-related costs related to workforce reductions and $2.9 million in third party consulting costs.

Since inception of Phase II of restructuring, the Company has incurred approximately $9.2 million in total expenses, consisting of $3.6 million of employee severance and other benefit-related costs related to workforce reductions, $4.7 million in third party consulting costs and $0.9 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of March 31, 2014, there are restructuring accruals of $4.2 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Unaudited Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2013	$896	$1,551	$33	$2,480
Expenses	991	2,871	4	3,866
Cash payments	(605)	(1,551)	(4)	(2,160)
Balance at March 31, 2014	$1,282	$2,871	$33	$4,186

Other expenses include training and transitional costs, redundant salaries, certain fees associated with the Pharmacy Services Asset Sale and the sale of its Home Health Business and the Company's equity in the net loss of its unconsolidated affiliate. Other expenses totaled $0.7 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 7--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Computer and office equipment, including equipment acquired under capital leases	$22,777	$19,961
Software capitalized for internal use	14,918	13,746
Vehicles, including equipment acquired under capital leases	2,132	2,056
Medical equipment	24,793	22,247
Work in progress	3,530	8,815
Furniture and fixtures	4,424	4,291
Leasehold improvements	12,379	12,082
	84,953	83,198
Less: Accumulated depreciation	(45,000)	(42,016)
Property and equipment, net	$39,953	$41,182

The Company had an insignificant amount of vehicles under capital lease as of March 31, 2014 and December 31, 2013.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $3.8 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8--DEBT

As of March 31, 2014 and December 31, 2013, the Company’s debt consisted of the following obligations (in thousands):

	March 31, 2014	December 31, 2013
Revolving Credit Facility	$—	$40,003
Term Loan Facilities	222,757	395,000
2021 Notes	195,066	—
Capital leases	846	576
Total Debt	418,669	435,579
Less: Current portion	431	60,257
Long-term debt, net of current portion	$418,238	$375,322

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

On January 31, 2014, the Company entered into the Second Amendment to the Senior Credit Facilities, which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit the Company to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan B Facility and the Delayed Draw Term Loan Facility (collectively, the "Term Loan Facilities") to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%.

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of the Home Health Business (see Note 5 - Discontinued Operations) were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the Term Loan Facilities. Once repaid, amounts under Term Loan Facilities may not be reborrowed. The Senior Credit Facilities are secured by substantially all of the Company's and its subsidiaries' assets.

The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were a pricing decrease triggering event that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As a result of this rate decrease, the interest rate related to the Revolving Credit Facility is approximately 7.00% and 6.5% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company's consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities each mature on July 31, 2020 at which time the remaining principal amount of approximately $222.8 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, the Company issued $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the "2021 Notes"). The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture (the “2021 Notes Indenture”), dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of March 31, 2014, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company's existing and future domestic restricted subsidiaries that is a borrower under any of the Company's credit facilities or that guarantees any of the Company's debt or that of any of its restricted subsidiaries, in each case incurred under the Company's credit facilities.

The Company may redeem some or all of the 2021 Notes prior to February 15, 2017 by paying a “make-whole” premium. The Company may redeem some or all of the 2021 Notes on or after February 15, 2017 at specified redemption prices. In addition, prior to February 15, 2017, the Company may redeem up to 35% of the 2021 Notes with the net proceeds of certain equity offerings at a price of 108.875% plus accrued and unpaid interest, if any. The Company is obligated to offer to repurchase the 2021 Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

The 2021 Notes Indenture contains covenants that, among other things, limit the Company's ability and the ability of certain of the Company's subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Company's restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the 2021 Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the 2021 Notes or file such reports electronically with the U.S. Securities and Exchange Commission (the “SEC”). These covenants are subject to a number of exceptions, limitations and qualifications set forth in the 2021 Notes Indenture.

Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, the Company used approximately $194.5 million of the net proceeds of the offering to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities.

In connection with the issuance of the 2021 Notes, the Company entered into a registration rights agreement on February 11, 2014 with certain guarantors of the 2021 Notes named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an exchange offer registration statement to exchange the 2021 Notes for substantially identical notes registered under the Securities Act unless the exchange offer is not permitted by applicable law or the policy of the SEC. The Company has also agreed to file a shelf registration statement to cover resales of notes under certain circumstances. The Company has agreed to file the exchange offer registration statement with the SEC within 360 days of the issue date of the 2021 Notes and use commercially reasonable efforts to have the exchange offer registration statement declared effective within 450 days of the issue date and to complete the exchange offer with respect to the 2021 Notes within 30 days of effectiveness. In addition, the Company agreed to use commercially reasonable efforts to file the shelf registration statement as promptly as practicable and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by the SEC within 90 days of the event giving rise to such obligation. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2021 Notes under certain circumstances.

Deferred Financing Costs

In connection with the issuance of the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $1.2 million that are being amortized over the term of the 2021 Notes.

Interest Expense, net

Interest expense consisted of the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revolving Credit Facility	$584	$—
Term Loan Facilities	5,750	—
Prior Credit Facility	—	402
2015 Notes	—	5,766
2021 Notes	2,307	—
Amortization of deferred financing costs	1,877	356
Amortization of debt discount	66	—
Other, net	(85)	(46)
Interest expense, net	$10,499	$6,478

The increase in interest expense during the three months ended March 31, 2014 as compared to the same period in 2013 results from higher debt levels partially offset by lower interest rates. The increase in debt primarily relates to the acquisition of the CarePoint Business.
NOTE 9--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General Investigation

Effective January 8, 2014, the Company entered into the Federal Settlement Agreement with the DOJ and David M. Kester (the “Relator”). The Federal Settlement Agreement represented the federal and private component of the Company's previously disclosed agreement in principle, first announced on December 16, 2013, to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the “Claims”) that could have been brought by the DOJ and Relator in the Civil Action (as defined below) relating to the distribution of the Medication by the Company's legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”). Effective February 11, 2014, the Company entered into the State Settlement Agreements with the Settling States. The State Settlement Agreements represented the state component of the Company's previously disclosed agreement in principle, first announced on December 16, 2013, to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division's distribution of the Medication.

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

With the execution of the Federal Settlement Agreement and the State Settlement Agreements (collectively the "Settlement Agreements"), the Company expects the Civil Action to be fully resolved, and also expects to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against it in the Civil Action have been dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

As a part of the State Settlement Agreements, the Company has also resolved any and all claims that the Settling States or their representatives, including the National Association of Medicaid Fraud Control Units (the “NAMFCU”) (which represented the offices of the Attorneys General of the Settling States), could bring for attorney’s fees, investigative fees and/or administrative costs related to the Civil Action. We have also separately resolved any and all claims for certain investigative/administrative costs and attorney’s fees related to the Civil Action incurred by the DOJ, Relator and the NAMFCU for approximately $1.1 million in the aggregate. The Company does not anticipate any further claims relating to the matters involved in the Settlement Agreements. The Settlement Agreements do not, however, preclude the U.S. Department of Health and Human Services, the Office of the Inspector General or any state from taking any administrative actions.

Under the Settlement Agreements, the Company will pay an aggregate of $15.0 million, plus interest (at an annual rate of 3.25%) in three approximately annual payments from January 2014 through January 2016. The Settlement Agreements represented a compromise to avoid the costs, distraction and uncertainty of protracted litigation. The Settlement Agreements do not include any admission of wrongdoing, illegal activity, or liability by the Company or its employees, directors, officers or agents. The lenders under the Company's Senior Credit Facilities provided their consent to the Settlement Agreements. In connection with this consent, the Company paid the lenders an amount of $500,000.

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of March 31, 2014, the Company has paid $3.0 million, including interest, related to the Settlement Agreements and $450,000 of fees to the Relator.

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

The two class action lawsuits were consolidated and a lead plaintiff was appointed on December 19, 2013. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company's April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company's securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company's securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. Pursuant to the current scheduling order governing the case, the plaintiffs' opposition brief is due in June 2014, and the briefing on the motion to dismiss will be complete in July 2014. The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc., or PHCS, which is one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company ("Alexander Infusion"), in the Supreme Court of the State of New York (the "Lawsuit"). The complaint alleged principally breach of contract arising in connection with PHCS's failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion sued for $3.5 million in damages. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively the "Alexander Parties") to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000. The Company did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of $325,000 on accounts receivable due to the Company from the Alexander Parties. Under the Agreement and Plan of Merger, dated as of January 24, 2010, by and among the Company, Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Ms. Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd., the former CHS stockholders to indemnify the Company in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. The Lawsuit was dismissed on April 8, 2014.

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor has ceased paying amounts due to the Company. As of March 31, 2014, the total amount owed to the Company is approximately $6.8 million. In addition, the third party processor owes the Company approximately $2.1 million related to the unconsolidated affiliate that was sold on April 19, 2013. As of March 31, 2014, no reserve has been provided for the amounts due to the Company.

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry do or may impact the Company's current and planned operations, including, without limitation, federal and state laws prohibiting kickbacks in government health programs, federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

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

As of March 31, 2014, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2014 (nine months)	$6,807	$355	$7,162
2015	7,798	398	8,196
2016	6,215	102	6,317
2017	5,209	43	5,252
2018	3,594	5	3,599
2019 and thereafter	3,490	—	3,490
Total	$33,113	$903	$34,016

Rent expense for leased facilities and equipment was approximately $2.0 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.

Purchase Commitments

As of March 31, 2014, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $26.5 million during the remainder of 2014.  These purchase commitments are made at levels expected to be used in the normal course of business.
NOTE 10--OPERATING AND REPORTABLE SEGMENTS

With the sale of substantially all of the Company’s Home Health Services segment, the Company's operating and reportable segments, “Infusion Services," and “PBM Services,” reflect how the Company's chief operating decision maker reviews the Company's results in terms of allocating resources and assessing performance.

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

As a result of the sale of substantially all of the Company's Home Health Services segment, prior period operating results and supplementary data have been reclassified to exclude the Home Health Services segment.

Segment Reporting Information
(in thousands)

	Three Months Ended March 31,
	2014	2013
Results of Operations:
Revenue:
Infusion Services - product revenue	$215,900	$150,024
Infusion Services - service revenue	5,519	4,353
Total Infusion Services revenue	221,419	154,377
PBM Services - service revenue	18,224	26,752
Total revenue	$239,643	$181,129

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,853	$11,909
PBM Services	1,675	6,195
Total Segment Adjusted EBITDA	16,528	18,104

Corporate overhead	(7,476)	(7,916)

Interest expense, net	(10,499)	(6,478)
Income tax (expense) benefit	(3,491)	224
Depreciation	(3,836)	(2,418)
Amortization of intangibles	(1,703)	(2,082)
Stock-based compensation expense	(2,886)	(1,973)
Acquisition and integration expenses	(6,499)	(4,623)
Restructuring and other expenses and investments	(5,560)	(1,279)
Loss from continuing operations, net of income taxes	$(25,422)	$(8,441)

Supplemental Operating Data
	March 31, 2014	December 31, 2013
Total Assets:
Infusion Services	$808,871	$793,475
PBM Services	31,475	25,239
Corporate unallocated, including cash and cash equivalents	59,714	53,169
Assets from discontinued operations	—	64,959
Assets associated with discontinued operations, not sold	16	16
Total Assets	$900,076	$936,858

NOTE 11--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor, UnitedHealthcare, accounted for approximately 23% and 21% of revenue during the three months ended March 31, 2014 and 2013. The revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 18% and 17% of revenue during the three months ended March 31, 2014 and 2013. The revenue is related to the Infusion Services segment.

NOTE 12--INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months ended March 31, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2013
Current
Federal	$—	$(702)
State	783	25
Total current	783	(677)
Deferred
Federal	2,396	396
State	312	57
Total deferred	2,708	453
Total income tax expense (benefit)	$3,491	$(224)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months ended March 31, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Tax benefit at statutory rate	$(7,670)	$(3,033)
State tax expense (benefit), net of Federal taxes	509	(135)
Change in tax contingencies	—	(512)
Valuation allowance changes affecting income tax expense	10,601	3,071
Non-deductible transaction costs and other	51	385
Income tax expense (benefit)	$3,491	$(224)

NOTE 13--STOCK-BASED COMPENSATION

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

As of March 31, 2014, there were 1,082,856 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (as amended and restated, the “BioScrip/CHS Plan”). The Board of Directors further amended the BioScrip/CHS Plan to provide for it to have substantially the same terms and provisions as the 2008 Plan.

As of March 31, 2014, there were 755,440 shares that remained available under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.8 million and $1.4 million during the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $1.1 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively.

Stock Appreciation Rights

The Company recognized compensation (benefit) expense related to stock appreciation rights awards of $(0.1) million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company's stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of March 31, 2014, no shares have been issued and no expense has been incurred under the ESPP. The Company is currently in the roll-out and implementation phase of the ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities

Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to successfully integrate the operations of the CarePoint Partners Holdings LLC ("CarePoint") home infusion business (the "CarePoint Business");

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion and pharmacy benefit management providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or "acts of God" such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our senior secured credit facility and unsecured notes indenture;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties with the integration of the CarePoint Business;

•
our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture and the increased leverage the Company incurred upon completion of the acquisition of the CarePoint Business;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in the Company's acquisition cost for its products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion therapy services that partners with patients, physicians, hospitals, healthcare payors and pharmaceutical manufacturers to provide clinical management solutions and the delivery of cost-effective access to prescription medications and services. Our services are designed to improve clinical outcomes for patients with chronic and acute healthcare conditions while controlling overall healthcare costs. As of the filing of this report, we have a total of 81 locations in 29 states.

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

Segments

Following the sale of our Home Health Business on March 31, 2014, our operating and reportable segments are “Infusion Services" and “PBM Services.” These segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing performance.

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

Strategic Assessment

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and ensuing assessments, we have focused our growth on investments in the Infusion Services segment, which remains the primary driver of our growth strategy.

On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the "Buyers") with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores. We received a total purchase price of $173.8 million resulting in a pretax gain of $108.2 million net of transaction costs and other one-time charges.

Following the completion of the Pharmacy Services Assets Sale, we continued to execute our strategic plan by deploying the proceeds toward strategic business acquisitions to maximize future stockholder value.

On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The purchase price could increase up to an additional $3.0 million of contingent consideration based on the results of operations during the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc. ("HomeChoice") for a cash purchase price of $72.9 million at closing. The purchase price may also be increased by contingent consideration of up to $20.0 million if HomeChoice reaches certain performance milestones in the two years following the closing. We funded the acquisition with a combination of cash on hand and drawing on our revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and has 14 infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

On August 23, 2013, we completed the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the "CarePoint Business") of CarePoint Partners Holdings LLC. The total consideration paid to the sellers was $211.1 million in cash plus a contingent payment of $10.0 million if the CarePoint Business achieves a specified level of product gross profit during the one year period following the closing date. If the specified level of product gross profit is not achieved, no contingent consideration will be due to the sellers. CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to our acquisition.

Consistent with our continuing strategic evaluation of our non-core businesses and our decision to continue to focus growth initiatives and capital in the Infusion Services segment, we completed the sale of substantially all of our Home Health Services segment to LHC Group, Inc. and certain of its subsidiaries on March 31, 2014. We received consideration at closing of approximately $59.5 million in cash, subject to adjustment following the completion of post-closing calculations of net working capital. A portion of the net proceeds from the sale was used to pay down a portion of our outstanding debt.

Regulatory Matters Update

Approximately 23% of revenue for the three months ended March 31, 2014 was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4% of our consolidated revenue for the three months ended March 31, 2014, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.

States are also in the process of determining whether to expand their Medicaid programs as permitted by the PPACA. We cannot predict the impact of these decisions.

Medicare

Federal efforts to reduce Medicare spending have continued in 2014. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months ended March 31, 2014 have not been significant but the impact on future results of operations cannot yet be predicted.

Critical Accounting Estimates

Our Unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended March 31, 2014. For a full description of our accounting policies please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months ended March 31, 2014 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014, all prior period financial information has been reclassified to include the Home Health Services segment as discontinued operations.

	Three Months Ended March 31,
	(in thousands)
	2014		2013		Change
Revenue	$239,643		$181,129		$58,514
Gross profit	$65,142	27.2%	$55,981	30.9%	$9,161
Income (loss) from continuing operations	$(11,432)	(4.8)%	$(2,187)	(1.2)%	$(9,245)
Interest expense, net	$10,499	4.4%	$6,478	3.6%	$4,021
Loss from continuing operations, before income taxes	$(21,931)	(9.2)%	$(8,665)	(4.8)%	$(13,266)
Loss from continuing operations, net of income taxes	$(25,422)	(10.6)%	$(8,441)	(4.7)%	$(16,981)
Income (loss) from discontinued operations, net of income taxes	$108	—%	$313	0.2%	$(205)
Net loss	$(25,314)	(10.6)%	$(8,128)	(4.5)%	$(17,186)

Revenue. Revenue for the three months ended March 31, 2014 was $239.6 million compared to revenue of $181.1 million for the three months ended March 31, 2013.

Infusion segment revenue for the three months ended March 31, 2014 was $221.4 million, compared to revenue of $154.4 million for the same period in 2013, an increase of $67.0 million, or 43.4%. Product revenue increased $65.9 million, or 43.9%, as a result of additional revenue from acquisitions as well as organic volume growth. Service revenue increased $1.2 million, or

26.8%, as a result of a related increase in the volume of infusion nursing visits on the portion of the product revenue that required these services.

PBM Services segment revenue for the three months ended March 31, 2014 was $18.2 million, compared to revenue of $26.8 million for the same period in 2013, a decrease of $8.5 million, or 31.9%. This decrease in service revenue for the quarter was primarily due to the termination during the first quarter of 2013 of a large but low margin client with revenues of approximately $9.1 million and decreases in discount cash card revenue of $6.9 million. These decreases were partially offset by an increase in new funded business volume of approximately $9.8 million.

Gross Profit. Gross profit for the three months ended March 31, 2014 was $65.1 million compared to $56.0 million for the same period in 2013, an increase of $9.2 million, or 16.4%. The increase in gross profit dollars for the three month period was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 30.9% to 27.2% was also mainly due to the decline in the mix of PBM Services business which operates as a comparatively high gross profit rate. The increase in Infusion Services gross profit was driven by organic growth and acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2014 were $59.4 million, or 24.8% of total revenue, compared to $47.0 million, or 26.0% of total revenue, for the same period in 2013. The increase in SG&A expense is due mainly to acquisitions and also due to higher expenses required to drive and manage organic growth. The decrease in SG&A as a percentage of revenue was due to operating leverage attained on Infusion segment growth and due to a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the three months ended March 31, 2014 resulted in income of $2.2 million. There was no change in the fair value of contingent consideration during the three months ended March 31, 2013. The adjustment recorded in 2014 was due to remeasurement at fair value of the probability of the sellers of HomeChoice earning contingent consideration based on gross profit performance versus targets. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the Company which would result in performance significantly over and above the transaction valuation model. Based on performance in 2013 and 2014 and the 2014 business plans for these branches, we reduced the probability of payout and the fair value of this liability by $1.4 million. In addition, the contingent consideration related to the CarePoint Business acquisition was remeasured at fair value as of March 31, 2014 and resulted in a reduction of the fair value of contingent consideration of $0.9 million.

Bad Debt Expense.  For the three months ended March 31, 2014, bad debt expense was $6.6 million, or 2.8% of revenue, compared to $3.2 million or 1.8% of revenue, for the same period in 2013. The increase in bad debt expense between periods is due in part to reserves provided on organic and acquired revenue growth. In addition, we recorded $2.0 million of bad debt expense in the three months ended March 31, 2014 due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated. As a result of the disruption over the past seven months, collections of accounts receivable were further negatively impacted during the first quarter of 2014 and this resulted in continued aging deterioration. A final factor in bad debt growth has been the continuing trend toward high-deductible plans which has put more financial responsibility on patients who do not always have the ability to pay.

Acquisition and Integration Expenses. During the three months ended March 31, 2014 and 2013, acquisition and integration expenses were $6.5 million and $4.6 million, respectively. These costs include legal fees, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended March 31, 2014 includes bad debt expense of $3.3 million recorded on acquired accounts receivable balances that are no longer deemed collectible. These acquired accounts receivable were reserved at historical collection rates as of December 31, 2013 but based on lower than expected collections in the first quarter of 2014, we no longer expect to achieve historical collection rates on the acquired accounts receivable.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $4.6 million and $1.3 million during the three months ended March 31, 2014 and 2013, These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. The increase between periods primarily resulted from higher third party consulting costs during the three months ended March 31, 2014. During the three months ended March 31, 2014, we also incurred $0.7 million of training and transition costs compared to $0.4 million during the three months ended March 31, 2013. Training and transition costs include costs related to training, redundant salaries and wages, and retention bonuses for certain critical personnel.

Amortization of Intangibles. During the three months ended March 31, 2014, we recorded amortization of intangible assets of $1.7 million compared to $2.1 million for the prior year.

Interest Expense, Net. Net interest expense was $10.5 million for the three months ended March 31, 2014, compared to $6.5 million for the same period in 2013. The $4.0 million increase in interest expense resulted from an increase in long-term debt from $253.4 million at March 31, 2013 to $418.7 million at March 31, 2014 to fund the CarePoint Business acquisition. The increase in interest expense associated with higher debt levels was partially offset by lower interest rates.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2014 was $3.5 million on a pre-tax net loss of $21.9 million compared to $0.2 million of income tax benefit for the three months ended March 31, 2013 on a pre-tax net loss of $8.7 million. Our income tax expense for the three months ended March 31, 2014 reflects a tax benefit of $7.7 million based on statutory tax rates and a state tax expense of $0.5 million that were offset primarily by a $10.6 million adjustment to deferred tax asset valuation allowances.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $0.1 million for the three months ended March 31, 2014, compared to income of $0.3 million for the same period in the prior year.

Net Loss and Loss Per Share. Net loss for the three months ended March 31, 2014 was $25.3 million, or $0.37 per basic and diluted share. Net loss was $8.1 million, or $0.14 per basic and diluted share, for the same period in the preceding year.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$14,853	$11,909
PBM Services	1,675	6,195
Total Segment Adjusted EBITDA	16,528	18,104
Corporate overhead	(7,476)	(7,916)
Consolidated Adjusted EBITDA	9,052	10,188
Interest expense, net	(10,499)	(6,478)
Income tax (expense) benefit	(3,491)	224
Depreciation	(3,836)	(2,418)
Amortization of intangibles	(1,703)	(2,082)
Stock-based compensation expense	(2,886)	(1,973)
Acquisition and integration expenses	(6,499)	(4,623)
Restructuring and other expenses and investments	(5,560)	(1,279)
Loss from continuing operations, net of income taxes	$(25,422)	$(8,441)

Infusion Services segment Adjusted EBITDA increased during the three months ended March 31, 2014 compared to prior year mainly as a result of organic revenue growth and acquisitions. This is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for the three months ended March 31, 2014 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

PBM Services segment Adjusted EBITDA decreased during the three months ended March 31, 2014 compared to the prior year due to decreases in discount cash card volumes as well as pricing pressure generated by large network pharmacy chains.

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

	Three Months Ended March 31,
	2014 [1]	2013 [2]
Net loss from continuing operations, net of income taxes	$(25,422)	$(8,441)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	5,472	1,242
Acquisition and integration expenses	6,396	4,492
Amortization of intangibles	1,676	2,023
Stock-based compensation expense	2,840	1,917
Non-GAAP net income from continuing operations	$(9,038)	$1,233

Loss per share from continuing operations, basic and diluted	$(0.37)	$(0.15)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	0.08	0.02
Acquisition and integration expenses	0.10	0.08
Amortization of intangibles	0.02	0.04
Stock-based compensation expense	0.04	0.03
Non-GAAP earnings per share from continuing operations, basic and diluted	$(0.13)	$0.02

Weighted average shares outstanding, basic and diluted	68,171	57,047

1 For the three months ended March 31, 2014, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles and stock-based compensation expense was $88, $103, $27 and $46, respectively. The tax effect of these adjustments on a per share basis is not meaningful.

2 For the three months ended March 31, 2013, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $36, $131, $59 and $56, respectively. The tax effect of these adjustments on a per share basis is not meaningful.

3 Restructuring and other expenses and investments include costs associated with restructuring such as employee severance, third party consulting costs and facility closure costs; training and transitional costs as well as redundant salaries; losses in the short-term investment in the unconsolidated affiliate; and investments in start-up branch locations.

Liquidity and Capital Resources

Sources and Uses of Funds

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $24.5 million during the three months ended March 31, 2014 compared to $14.1 million during the three months ended March 31, 2013. The cash used in operating activities from continuing operations for the three months ended March 31, 2014 resulted from the loss from continuing operations net of income taxes of $25.4 million, a $22.9 million increase in receivables as a result of increased sales from acquired businesses and organic growth partially offset by increases in accounts payable of $4.6 million and claims payable of $5.4 million. The cash used from operations during the prior year period resulted from the net loss from continuing operations net of income taxes of $8.4 million and an increase in receivables of $17.6 million and an increase in accrued expenses and other liabilities of $10.2 million partially offset by a decrease in inventories of $13.2 million.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2014 was $3.1 million compared to $76.8 million of cash used during the same period in 2013. The 2013 amount includes $72.3 million related to the acquisition of HomeChoice. Expenditures for property and equipment were $3.1 million during the 2014 period as compared to $3.6 million in 2013. The net proceeds from the sale of the Home Health Services Business of $56.6 million are included in net cash provided by investing activities from discontinued operations in the three months ended March 31, 2014.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2014 was $19.3 million compared to cash provided from continuing operations of $27.6 million during the same period in 2013. The cash used in 2014 results from repayments of $59.3 million on our Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. These repayments were funded by the net proceeds of $193.8 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the "2021 Notes"). In addition, we repaid $17.2 million on our Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities from the net proceeds from our sale of the Home Health Services Business.

At March 31, 2014, we had working capital of $123.8 million compared to $62.6 million at December 31, 2013.  The $61.1 million increase in working capital results from an increase in net accounts receivable and a reduction in current portion of long-term debt.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the "Second Amendment"), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of March 31, 2014, a pricing triggering event did in fact occur due to the sale of the Home Health Services Business and as such the effective interest rate, including the lower margin rates, related to the Revolving Credit Facility is approximately 7% and 6.5% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company's consolidated net leverage ratio.

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of our Home Health Business were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities. Once repaid, amounts under the Term Loan B Facility and the Delayed Draw Term Loan Facility may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company's and its subsidiaries' assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan B Facility and the Delayed Draw Term Loan Facility each mature on July 31, 2020 at which time the remaining principal amount of approximately $222.8 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 2021 Notes. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

Interest on the 2021 Notes accrues at the rate of 8.875% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. The 2021 Notes are the Company's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

Income Taxes

At March 31, 2014, we had Federal net operating loss (“NOL”) carry forwards of approximately $85.9 million, of which $23.2 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $17.9 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $125.3 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

As of the filing of this report, we expect that cash generated from operating activities combined with available borrowings under our Revolving Credit Facility will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next twelve months, based on historical levels. Additionally, we intend to continue exploring strategic alternatives anticipated to maximize stockholder value going forward, including reinvesting certain proceeds in the Infusion Services segment. We may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

The following table sets forth our contractual obligations affecting cash in the future as of March 31, 2014 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt (1)	$649,290	$20,987	$33,900	$33,900	$33,900	$33,900	$492,703
Operating lease obligations	33,113	6,807	7,798	6,215	5,209	3,594	3,490
Capital lease obligations (1)	903	355	398	102	43	5	—
Settlement agreement (2)	12,623	—	6,417	6,206	—	—	—
Purchase commitment (3)	26,466	26,466	—	—	—	—	—
Total	$722,395	$54,615	$48,513	$46,423	$39,152	$37,499	$496,193

(1)	Includes principal and estimated interest.

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, management concluded that our disclosure controls as of December 31, 2013 were not effective as a result of a material weakness in internal control over financial reporting related to the establishment of accounts receivable related reserves and the timely recognition of bad debt expense. In addition, a second material weakness was identified related to certain clerical errors and documentation omissions in the contingent consideration calculations which were provided to our auditors. These material weaknesses were disclosed in Item 9A of the December 31, 2013 Annual Report.

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2014, management has identified no new material weaknesses other than those described in the Annual Report. Although progress has been made to address such material weaknesses, management has concluded that the material weakness related to establishment of accounts receivable related reserves disclosed in the Annual Report continues to exist as of March 31, 2014, and therefore, has also concluded that our disclosure controls and procedures were not effective as of March 31, 2014 for the same reasons disclosed in the Annual Report. The material weakness related to clerical errors and documentation omissions in the contingent consideration calculations has been remediated as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

In light of the material weaknesses in internal control over financial reporting that continued to exist as of March 31, 2014, management performed additional analysis and procedures to ensure the unaudited consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited consolidated financial statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

United States Attorney's Office for the Southern District of New York and New York State Attorney General investigation

As previously disclosed in the Annual Report, effective January 8, 2014, we entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and qui tam relator David M. Kester (the "Relator"). The Federal Settlement Agreement memorialized the federal and private component of our previously disclosed agreement in principle, first announced on December 16, 2013, to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the "Claims") that could have been brought by the DOJ and Relator in the Civil Action (as defined below) relating to distribution of the Novartis Pharmaceutical Corporation's product Exjade® (the “Medication”) by our legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”). Also as previously disclosed in the Annual Report, effective February 11, 2014, we entered into State Settlement Agreements (collectively, the “State Settlement Agreements” and together with the Federal Settlement Agreement, the “Settlement Agreements”) with the offices of the Attorneys General of thirty-five states (collectively, the "Settling States"). The State Settlement Agreements memorialized the state component of our previously disclosed agreement in principle, first announced on December 16, 2013, to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division's distribution of the Medication.

As previously disclosed in September 2013, we have cooperated with the United States Attorney's Office (the "USAO") for the Southern District of New York (the "SDNY") and the New York State Attorney General's Medicaid Fraud Control Unit (the "NYMFCU" and together with the USAO, the "Government") by producing documents and information regarding the Legacy Division’s distribution of the Medication. As reflected in the Federal Settlement Agreement, we were informed by the Government for the first time in September 2013 that the Government was contemplating claims against us relating to the Legacy Division’s distribution of the Medication. Thereafter, and in connection with confidential settlement discussions with the Government, we were first informed confidentially that we and others were named as defendants in a sealed qui tam lawsuit (a whistleblower action brought by a private citizen, the Relator, on behalf of the government) filed in the SDNY by the Relator, in a case titled United States of America, et al., ex. Rel Kester v. Novartis Pharmaceuticals Corporation, et al, Civil Action No. 11-CIV-8196 (the "Civil Action") regarding the Legacy Division’s distribution of the Medication and alleging violations of the False Claims Act and related statutes. Until January 8, 2014, we were prohibited from publicly disclosing any information related to the existence of the Civil Action. On January 8, 2014, the Civil Action was unsealed and made public on order of the court.

With the execution of the Settlement Agreements, we expect the Civil Action to be fully resolved, and we expect to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against us in the Civil Action have been dismissed without prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, we have not made any admission of liability and we expressly deny the allegations in the Civil Action.

As a part of the State Settlement Agreements, we have also resolved any and all claims that the Settling States or their representatives, including the National Association of Medicaid Fraud Control Units (the "NAMFCU") (which represented the offices of the Attorneys General of the Settling States), could bring for attorney's fees, investigative fees and/or administrative costs related to the Civil Action. We have also separately resolved any and all claims for certain investigative/administrative costs and attorney's fees related to the Civil Action incurred by the DOJ, Relator and the NAMFCU for approximately $1.1 million in the aggregate. We do not anticipate any further claims relating to the matters involved in the Settlement Agreements. The Settlement Agreements do not, however, preclude the U.S. Department of Health and Human Services, Office of the Inspector General or any state from taking any administrative actions.

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

Securities Class Action Litigation in the Southern District of New York

As previously disclosed in the Annual Report, on September 30, 2013, a putative securities class action lawsuit was filed against BioScrip, Inc., Richard M. Smith, our President and Chief Executive Officer, Hai V. Tran, our Chief Financial Officer, Mary Jane Graves, our interim Chief Financial Officer prior to Mr. Tran, and Patricia Bogusz, our Vice President of Finance, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive.

As previously disclosed in the Annual Report, on November 15, 2013, a putative securities class action lawsuit (the "West Palm Action") was filed against BioScrip, Inc., Mr. Smith, Mr. Tran, Ms. Graves, Ms. Bogusz, Kimberlee C. Seah, our Senior Vice President, Secretary and General Counsel, the following members of our Board of Directors: Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Gordon H. Woodward, Jefferies LLC, Morgan Stanley & Co. LLC, Suntrust Robinson Humphrey, Inc., Dougherty & Company, and Noble International Investments, Inc., on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive.

As previously disclosed in the Annual Report, on December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits and appointing The Fresno County Employee’s Retirement Association as lead plaintiff. Upon consolidation, the consolidated class action was recaptioned In re BioScrip, Inc. Securities Litigation. The lead plaintiff filed a consolidated complaint on February 19, 2014, naming BioScrip, Inc., Mr. Smith, Mr. Tran, Ms. Bogusz, Ms. Seah, Mr. Holubiak, Ms. Collins, Mr. Frieder, Mr. Hubers, Mr. Robbins, Mr. Samuals, Mr. Woodward, Jefferies LLC, Morgan Stanley & Co. LLC, Suntrust Robinson Humphrey, Inc. Dougherty & Company, Noble International Investments, Inc. and Kohlberg & Co., a stockholder of BioScrip, Inc., as a defendants. The consolidated complaint is brought on behalf of a putative class of purchasers of our securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased our securities pursuant or traceable to two underwritten public offerings conducted in April 2013 and August 2013. The consolidated complaint alleges generally that defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of the Medication as well as our PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. Pursuant to the current scheduling order governing the case, the plaintiffs opposition brief is due in June 2014 and the briefing on the motion to dismiss will be complete in July 2014. We and our officers deny any allegations of wrongdoing in the consolidated class action lawsuit. We and our officers believe all of the claims in the consolidated class action lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York (the "Lawsuit"). The complaint alleged principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS's obligation to close. Alexander Infusion sued for $3.5 million in damages. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively "Alexander Parties") to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000. We did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of $325,000 in accounts receivable due to us from the Alexander Parties. Under the Agreement and Plan of Merger, dated as of January 24, 2010, by and among the Company, Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Ms. Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd., the former CHS stockholders agreed to indemnify us in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. The Lawsuit was dismissed on April 8, 2014.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, are hereby incorporated by reference. There have been no material changes to such risk factors during the three months ended March 31, 2014.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC, the direct and indirect subsidiaries of CarePoint Partners Holdings LLC, and the members of CarePoint Partners Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 18, 2013, SEC File Number 000-28740). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

2.2
Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identified on the signature pages thereto, the Company and LHC Group, Inc. (the “Stock Purchase Agreement”) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 3, 2014, SEC File Number 000-28740). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

2.3
Amendment No. 1, dated as of March 31, 2014, to the Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 1, 2014, SEC File Number 000-28740). (Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-119098) declared effective on January 26, 2005).

3.2
Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 10, 2010, SEC File Number 000-28740).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
4.1
Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 11, 2014, SEC File Number 000-28740).

4.2
Specimen of 8.875% Notes due 2021 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 11, 2014, SEC File Number 000-28740).

4.3
Registration Rights Agreement, dated February 11, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 11, 2014, SEC File Number 000-28740).

10.1
Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2014, SEC File Number 000-28740).

10.2
Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2014, SEC File Number 000-28740).

10.3
Amendment No. 4 and Waiver, dated as of March 26, 2014, by and between the Company and Kohlberg Investors V, L.P., to the Stockholders’ Agreement, dated as of January 24, 2010, as amended on March 8, 2013 and further amended on March 14, 2013 and August 13, 2013, by and among the Company, Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2014, SEC File Number 000-28740).

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
101 *
The following financial information from BioScrip, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2014.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer