Form 10-K/A
period 2013-12-31
BioScrip, Inc.
filed 2014-06-06
CIK 1014739

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

EXPLANATORY NOTE
BioScrip, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014, solely for the purpose of correcting inadvertent clerical errors that caused (i) a superseded version of Exhibit 10.24 to be attached to the Original Filing and (ii) duplicated references to Exhibit 10.25 in the Original Filing, and amending Item 15 of the Original Filing to reflect such corrections to the attachments and the exhibit index.

This Amendment No. 1 includes currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as specifically referenced herein, this Amendment No. 1 reflects matters as they existed on the Original Filing date of March 3, 2014, does not modify or update disclosures presented in the Original Filing and does not reflect any event occurring after the date of the Original Filing or modify or update those disclosures. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Financial Statements *
2. Financial Statement Schedule *

* Previously filed with Original Filing

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
		(1)
2.2	Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., Walgreens Mail Service, Inc., Walgreens Specialty Pharmacy, LLC, and Walgreen Eastern Co., Inc., the Company and subsidiaries of the Company listed on Annex A thereto (the “Pharmacy Business Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(2)
2.3	Amendment No. 1, dated as of May 4, 2012, to the Pharmacy Business Purchase Agreement.	(3)
2.4	Stock Purchase Agreement, dated as of December 12, 2012, by and among HomeChoice Partners, Inc., DaVita HealthCare Partners Inc. Mary Ann Cope, R.Ph., Kathy F. Puglise, RN, CRNI, Joseph W. Boyd, R.Ph., Barbara J. Exum, PharmD and the Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(4)
2.5	Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC (“CarePoint”), the direct and indirect subsidiaries of CarePoint, and the members of CarePoint. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(5)
2.6	Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identifies on the signature pages thereto, the Company and LHC Group, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(6)
3.1	Second Amended and Restated Certificate of Incorporation.	(7)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(8)
3.3	Amended and Restated By-Laws.	(9)
4.1	Specimen Common Stock Certificate.	(10)
4.2	Amended and Restated Rights Agreement, dated as of December 3, 2002 between the Company and American Stock Transfer and Trust Company (the “Rights Agent”), as Rights Agent (the “Rights Agreement”).	(11)
4.3	First Amendment, dated December 13, 2006, to the Rights Agreement, between the Company and the Rights Agent.	(12)
4.4	Second Amendment, dated March 4, 2009, to the Rights Agreement, as amended on December 13, 2006, between the Company and the Rights Agent.	(13)
4.5	Third Amendment, dated as of January 24, 2010, to the Rights Agreement, as amended on December 13, 2006 and March 4, 2009, between the Company and the Rights Agent.	(14)
4.6	Warrant Agreement, dated as of March 25, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(15)
4.7	Form of Cash-only Stock Appreciation Right Agreement.	(16)
4.8	Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	(17)

4.9	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.8)	(18)
4.10	Registration Rights Agreement, dated February 11, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein.	(19)
10.1†	MIM Corporation 1999 Cash Bonus Plan For Key Employees.	(20)
10.2†	MIM Corporation Amended and Restated 2001 Incentive Stock Plan.	(21)
10.3†	Amendment to BioScrip, Inc. 2001 Incentive Stock Plan.	(22)
10.4†	2008 Amended and Restated Equity Incentive Plan.	(23)
10.5†	Amendment to BioScrip, Inc. 2008 Equity Incentive Plan.	(24)
10.6†	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(25)
10.7†	Employee Stock Purchase Plan.	(24)
10.8†	Employment Letter, dated October 15, 2001, between the Company and Russel J. Corvese.	(26)
10.9†	Form of Restricted Stock Grant Certificate.	(27)
10.10†	Amendment, dated September 19, 2003, to Employment Letter Agreement between the Company and Russel J. Corvese.	(28)
10.11†	Amendment, dated December 1, 2004, to Employment Letter Agreement between the Company and Russel J. Corvese.	(29)
10.12†	Employment Letter Agreement, dated August 21, 2003, between MIM Corporation and Scott Friedman.	(30)
10.13†	Amendment, dated October 14, 2004, to Employment Letter Agreement between MIM Corporation and Scott Friedman.	(31)
10.14†	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.	(32)
10.15†	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.	(33)
10.16†	Employment Offer Letter, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(34)
10.17†	Severance Agreement, dated as of November 30, 2010, by and between the Company and David W. Froesel, Jr.	(35)
10.18†	Restrictive Covenants Agreement, dated as of November 29, 2010, by and between the Company and David W. Froesel, Jr.	(36)
10.19†	Engagement Letter, dated April 19, 2012, by and between the Company and Hai Tran.	(37)
10.20†	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.	(38)
10.21†	Employment Offer Letter, dated January 13, 2010, by and between the Company and Vito Ponzio, Jr.	(39)
10.22†	Amended and Restated Employment Agreement, dated as of November 25, 2013, by and between the Company and Richard M. Smith.	(40)
10.23†	Engagement Letter, dated as of November 27, 2013, by and between the Company and Alvarez & Marsal Private Equity Performance Improvement Group, LLC.	(41)
10.24†*	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.
10.25†*	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.
10.26	Form of Indemnification Agreement.	(42)
10.27	Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (the “Administrative Agent”).	(43)
10.28	First Amendment to Credit Agreement, dated as of December 23, 2013, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(44)
10.29	Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(45)
10.30	Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of the Administrative Agent.	(46)

10.31 #	Prime Vendor Agreement dated as of July 1, 2009, between AmerisourceBergen Drug Corporation, the Company and the other parties thereto (the “Prime Vendor Agreement”).	(47)
10.32	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement.	(48)
10.33 #	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(49)
10.34 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(50)
10.35 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(51)
10.36 #	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(52)
10.37	Stockholders’ Agreement, dated as of January 24, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C. (the “Stockholders’ Agreement”).	(53)
10.38	Amendment No. 1 to the Stockholders’ Agreement, dated as of March 8, 2013, by and between the Company and Kohlberg Investors.	(54)
10.39	Amendment No. 2 to the Stockholders’ Agreement, dated as of March 14, 2013, by and between the Company and Kohlberg Investors.	(55)
10.40	Amendment No. 3 & Waiver to the Stockholders’ Agreement, dated as of August 13, 2013, by and between the Company and Kohlberg Investors.	(56)
10.41	Indemnification Agreement, dated as of April 3, 2013, by and among the Company and the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(57)
10.42	Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester.	(58)
21.1	List of Subsidiaries of the Company.	(59)
23.1	Consent of Ernst and Young LLP, Independent Registered Public Accounting Firm.	(60)
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 **	The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Balance Sheets as of December 31, 2013 and 2012, (iii) Statements of Stockholders’ Equity for the fiscal years ended December 31, 2013, 2012 and 2011, (iv) Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, and (v) Notes to Financial Statements.	(61)

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2012, SEC File Number 000-28740.
(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on May 10, 2012, SEC File Number 000-28740.
(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2013, SEC File Number 000-28740.
(5)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 18, 2013, SEC File Number 000-28740.
(6)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2005, SEC File Number 000-28740.
(8)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 10, 2010, SEC File Number 000-28740.
(9)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2011, SEC File Number 000-28740.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 31, 2006, SEC File Number 000-28740.
(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Registration Statement on Form 8-A/A filed on December 4, 2002, SEC File Number 000-28740.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2006, SEC File Number 000-28740.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2009, SEC File Number 000-28740.
(14)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.

(15)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(16)	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on March 16, 2011, SEC File Number 000-28740.
(17)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(18)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(19)	Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(20)	Incorporated by reference to Exhibit 10.61 to the Company’s Form 10-Q filed on May 17, 1999, SEC File Number 000-28740.
(21)	Incorporated by reference to the definitive proxy statement filed on April 30, 2003, SEC File Number 000-28740.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2011, SEC File Number 000-28740.
(23)	Incorporated by reference to the definitive proxy statement filed on May 10, 2010, SEC File Number 000-28740.
(24)	Incorporated by reference to the definitive proxy statement filed on April 2, 2013, SEC File Number 000-28740.
(25)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(26)	Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K filed on April 1, 2002, SEC File Number 000-28740.
(27)	Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-150985) filed on May 16, 2008.
(28)	Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K filed on March 15, 2004, SEC File Number 000-28740.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 1, 2004, SEC File Number 000-28740.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 4, 2009, SEC File Number 000-28740.
(31)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 4, 2009, SEC File Number 000-28740.
(32)	Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(33)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(35)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(36)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on December 3, 2010, SEC File Number 000-28740.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 23, 2012, SEC File Number 000-28740.
(38)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(39)	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(41)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013, SEC File Number 000-28740.
(43)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(44)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(45)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(46)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on December 2, 2009, SEC File Number 000-28740.
(48)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 3, 2010, SEC File Number 000-28740.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(51)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2012, SEC File Number 000-28740.
(53)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(55)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(56)	Incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on August 19, 2013, SEC File Number 000-28740.
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2013, SEC File Number 000-28740.
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2014, SEC File Number 000-28740.
(59)	Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K filed on March 3, 2014, SEC File Number 000-28740.
(60)	Incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K filed on March 3, 2014, SEC File Number 000-28740.

(61)	Incorporated by reference to Exhibit 101 to the Company’s Form 10-K filed on March 3, 2014, SEC File Number 000-28740.

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2014.

BIOSCRIP, INC.

/s/ Hai Tran
Hai Tran
Chief Financial Officer and Treasurer

(Exhibits being filed with this Annual Report on Form 10-K/A)

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