Form 10-Q
period 2014-06-30
BioScrip, Inc.
filed 2014-08-11
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

On August 6, 2014, there were 68,614,132 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,547	$1,001
Receivables, less allowance for doubtful accounts of $26,340 and $17,836 as of June 30, 2014 and December 31, 2013, respectively	190,479	172,187
Inventory	34,478	34,341
Prepaid expenses and other current assets	12,289	14,110
Current assets of discontinued operations	—	15,316
Total current assets	238,793	236,955
Property and equipment, net	39,861	41,182
Goodwill	572,931	571,337
Intangible assets, net	13,501	16,824
Deferred financing costs	17,418	17,184
Other non-current assets	1,318	3,733
Non-current assets of discontinued operations	—	49,643
Total assets	$883,822	$936,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$431	$60,257
Accounts payable	69,747	63,575
Claims payable	4,022	2,547
Amounts due to plan sponsors	5,642	4,826
Accrued interest	6,937	2,173
Accrued expenses and other current liabilities	38,801	34,352
Current liabilities of discontinued operations	—	6,576
Total current liabilities	125,580	174,306
Long-term debt, net of current portion	418,313	375,322
Deferred taxes	16,328	8,954
Other non-current liabilities	8,579	17,540
Other non-current liabilities of discontinued operations	—	6,153
Total liabilities	568,800	582,275
Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,177,319 and 70,711,439 shares issued and 68,594,799 and 68,128,919 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	8	7
Treasury stock, 2,582,520 shares at cost	(10,311)	(10,311)
Additional paid-in capital	525,195	519,625
Accumulated deficit	(199,870)	(154,738)
Total stockholders’ equity	315,022	354,583
Total liabilities and stockholders’ equity	$883,822	$936,858
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$225,277	$150,559	$441,180	$300,583
Service revenue	21,848	21,764	45,238	52,760
Total revenue	247,125	172,323	486,418	353,343

Cost of product revenue	161,658	102,725	313,398	208,258
Cost of service revenue	20,111	11,823	42,564	31,323
Total cost of revenue	181,769	114,548	355,962	239,581

Gross profit	65,356	57,775	130,456	113,762

Selling, general and administrative expenses	57,244	50,295	116,424	97,217
Change in fair value of contingent consideration	(4,646)	—	(6,855)	—
Bad debt expense	8,360	3,461	14,961	6,641
Acquisition and integration expenses	5,333	3,512	11,832	8,135
Restructuring and other expenses	3,858	1,439	8,450	2,679
Amortization of intangibles	1,620	1,710	3,323	3,792
Loss from continuing operations	(6,413)	(2,642)	(17,679)	(4,702)
Interest expense, net	9,135	6,508	19,634	12,986
Loss from continuing operations before income taxes	(15,548)	(9,150)	(37,313)	(17,688)
Income tax expense (benefit)	3,063	146	6,554	(29)
Loss from continuing operations, net of income taxes	(18,611)	(9,296)	(43,867)	(17,659)
Income (loss) from discontinued operations, net of income taxes	(1,207)	416	(1,265)	651
Net loss	$(19,818)	$(8,880)	$(45,132)	$(17,008)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.27)	$(0.14)	$(0.64)	$(0.29)
Income (loss) from discontinued operations, basic and diluted	(0.02)	—	(0.02)	0.01
Net loss, basic and diluted	$(0.29)	$(0.14)	$(0.66)	$(0.28)

Weighted average common shares outstanding, basic and diluted	68,468	65,025	68,354	61,058

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(45,132)	$(17,008)
Less: income (loss) from discontinued operations, net of income taxes	(1,265)	651
(Loss) from continuing operations, net of income taxes	(43,867)	(17,659)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	7,794	4,945
Amortization of intangibles	3,323	3,792
Amortization of deferred financing costs and debt discount	2,745	722
Change in fair value of contingent consideration	(6,855)	—
Change in deferred income taxes	6,358	1,018
Compensation under stock-based compensation plans	4,884	5,833
Loss on disposal of fixed assets	—	(16)
Equity in net loss of unconsolidated affiliate	—	661
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	(19,019)	(15,890)
Inventory	(58)	10,097
Prepaid expenses and other assets	3,745	1,281
Accounts payable	6,105	6,320
Claims payable	1,475	(3,564)
Amounts due to plan sponsors	816	(7,836)
Accrued interest	4,764	(38)
Accrued expenses and other liabilities	1,116	(12,468)
Net cash (used in) operating activities from continuing operations	(26,674)	(22,802)
Net cash provided by (used in) by operating activities from discontinued operations	(4,304)	745
Net cash (used in) operating activities	(30,978)	(22,057)
Cash flows from investing activities:
Purchases of property and equipment, net	(6,925)	(10,977)
Proceeds from sales of property and equipment	—	234
Cash consideration paid for acquisitions, net of cash acquired	(454)	(72,921)
Net cash proceeds from sale of unconsolidated affiliate	—	8,509
Cash advances to unconsolidated affiliate	—	(2,348)
Net cash (used in) investing activities from continuing operations	(7,379)	(77,503)
Net cash provided by (used in) investing activities from discontinued operations	57,688	(37)
Net cash provided by (used in) investing activities	50,309	(77,540)
Cash flows from financing activities:
Proceeds from public stock offering	—	118,570
Proceeds from new senior notes due 2021, net of lender fees and other expenses	193,868	—
Deferred and other financing costs	(1,161)	—
Borrowings on line of credit	85,400	351,859
Repayments on line of credit	(125,403)	(351,859)
Principal payments on long-term debt	(172,243)	—
Repayments of capital leases	(151)	(884)
Net proceeds from exercise of common stock purchase warrants	—	399
Net proceeds from exercise of employee stock compensation plans	905	1,052
Net cash provided by (used in) financing activities	(18,785)	119,137
Net change in cash and cash equivalents	546	19,540
Cash and cash equivalents - beginning of period	1,001	62,101
Cash and cash equivalents - end of period	$1,547	$81,641
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,232	$12,327
Cash paid during the period for income taxes	$349	$235
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On March 31, 2014 the Company completed the sale of substantially all of its Home Health Services segment to LHC Group, Inc. (see Note 5 - Discontinued Operations). As a result of the sale of the Home Health Services segment, the Company operates in two operating and reportable segments, “Infusion Services” and “PBM Services”. All prior period financial statements have been reclassified to include the Home Health Services segment as discontinued operations. In addition, other classification changes have been made which have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

The Company previously had an affiliate equity investment in a variable interest entity that developed a platform to facilitate the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. The Company’s investment in this variable interest entity was recorded in the investments in and advances to unconsolidated affiliate line on the accompanying Consolidated Balance Sheets using the equity method of accounting.

On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  At closing, the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow.  As of June 30, 2014, the unpaid escrow balance was $0.7 million. The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. As of June 30, 2014, a receivable of $2.1 million is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

In July 2013, the FASB issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In that case, the liability associated with the unrecognized tax benefit is presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit will be presented in the financial statements as a liability and will not be combined with deferred tax assets. The Company adopted ASU 2013-11 effective January 1, 2014 with no material impact on its Unaudited Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”) which amends the existing GAAP discontinued operations classification criteria to require a significant strategic shift in an entity’s operations. The new guidance also simplifies the classification analysis by eliminating the continuing involvement criteria. ASU 2014-08 also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 becomes effective for the Company on January 1, 2015. The Company is currently evaluating the impact of adopting ASU 2014-08 on its Unaudited Consolidated Financial Statements and anticipates that the adoption will have no material impact on the Unaudited Consolidated Financial Statements.

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. ASC 606 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

The Company has evaluated events that occurred during the period subsequent to the balance sheet date through the filing date of this Form 10-Q. There have been no subsequent events that require recognition or disclosure in the Unaudited Consolidated Financial Statements.

NOTE 2--	EARNINGS PER SHARE

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations, net of income taxes	$(18,611)	$(9,296)	$(43,867)	$(17,659)
Income (loss) from discontinued operations, net of income taxes	(1,207)	416	(1,265)	651
Net loss	$(19,818)	$(8,880)	$(45,132)	$(17,008)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,468	65,025	68,354	61,058

Loss from continuing operations, basic and diluted	$(0.27)	$(0.14)	$(0.64)	$(0.29)
Income (loss) from discontinued operations, basic and diluted	(0.02)	—	(0.02)	0.01
Loss per common share, basic and diluted	$(0.29)	$(0.14)	$(0.66)	$(0.28)

ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and six months ended June 30, 2014 and 2013 excludes the effect of the Company’s 3.1 million common stock purchase warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months ended June 30, 2014 and 2013 excludes the effect of 4.1 million and 6.5 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations. For the six months ended June 30, 2014 and 2013, the computation of diluted shares excludes the effect of 3.9 million and 6.5 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

NOTE 3-- STOCKHOLDERS’ EQUITY

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

Net proceeds to the Company were approximately $118.6 million after underwriting discounts, commissions and other offering expenses. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholders. The Company used $21.0 million and approximately $61.1 million of the net proceeds to (i) repay outstanding borrowings under the Company's prior credit facility with Healthcare Finance Group (the “Prior Credit Facility”) and (ii) fund a portion of the CarePoint acquisition (see Note 4 - Acquisitions), respectively. The Company used the remaining net proceeds from the offering for general corporate purposes, which included, among other things, capital expenditures, repurchases of outstanding debt or equity securities, debt servicing requirements or redemption of our short-term or long-term borrowings, or for other working capital requirements.

This offering is the subject of a putative securities class action lawsuit (see Note 10 - Commitments and Contingencies).

NOTE 4--ACQUISITIONS

CarePoint Partners Holdings LLC

On August 23, 2013, the Company closed on the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC, a Delaware limited liability company, and its subsidiaries (collectively “CarePoint”). CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint serviced approximately 20,500 patients annually through 28 sites of service in nine states in the East Coast and Gulf Coast regions.

The cash purchase price paid at closing was $211.1 million. In addition, the purchase agreement provides that the purchase price could be increased by contingent consideration of $10.0 million if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. If the specified level of product gross profit is not achieved, no contingent consideration will be due to the sellers. The Company will report actual product gross profit for the measurement period of September 1, 2013 to August 31, 2014 to the sellers by October 15, 2014. Should the sellers disagree with the Company’s report, the purchase agreement provides for the dispute to be settled through arbitration.

The purchase agreement contemplated a targeted level of net working capital. Subsequent to the closing, the Company and the sellers agreed that additional net working capital adjustments of approximately $1.8 million were due to the Company primarily related to the value of accounts receivable and prepaid expenses as of the date of acquisition. The Company received payment for these amounts in June 2014.

At the date of acquisition, the fair value of the $10.0 million contingent consideration was estimated at $9.8 million. The fair value of the contingent consideration was determined using Level 3 inputs based on the present value of various payout scenarios, weighted on the basis of probability. The most important factor in determining the probability of payout was the remaining 2013 forecast and the 2014 budget for the CarePoint Business standalone and merged market sites. Certain disynergies were expected due to adoption of national contract pricing and conformance to the Company’s revenue accounting policies. These disynergies were expected to be offset by volume based purchasing synergies and access to higher patient volumes through our national managed care contract platform. During the first three months of 2014, the acquired sites delivered less than targeted product gross profit and the forecast indicated that the probability of payout was still highly likely but had declined. As such, the fair value of contingent consideration was reduced to $8.9 million as of March 31, 2014.

During the three months ended June 30, 2014, the CarePoint Business sites once again delivered less than targeted product gross profit. At June 30, 2014, the fair value of the contingent consideration was remeasured using the actual operating results during 2013 and 2014 and forecasted operating results for the remainder of the measurement period in 2014. As a result of this remeasurement, the fair value of the contingent consideration was reduced to $5.0 million. The liability for the contingent consideration is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company believes the likelihood of contingent consideration payout is as likely as non-payment as of June 30, 2014. The required product gross profit target will be difficult for these branches to attain in the remaining measurement period due to revenue cycle disynergies and volume reduction in certain markets. The Company expects to achieve volume recovery in these markets over time. Should the sellers of the CarePoint Business earn the contingent consideration during the twelve month measurement period ending August 31, 2014, an additional expense of $5.0 million will be recorded over and above the accrual of $5.0 million estimated at June 30, 2014. The $4.0 million and $4.8 million of income resulting from the reduction of the fair value of the contingent consideration for the three months and six months ended June 30, 2014, respectively, is included in the change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations

The Company funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (see Note 9 - Debt).

The table below summarizes the Company’s current assessment of the estimated fair values of the assets acquired and liabilities assumed as of the date of closing of the acquisition of the CarePoint Business. The Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of the closing may result in retrospective adjustments to the provisional amounts recognized. These changes could be significant. The Company will finalize these amounts in the third quarter of 2014.

Estimated Fair Value (in thousands)
Cash	$14
Accounts receivable	15,918
Inventories	3,342
Other current assets	272
Property and equipment	3,266
Identifiable intangible assets(1)	16,700
Current liabilities	(8,521)
Non-current liabilities	(721)
Total identifiable net assets	30,270
Goodwill	188,822
Total cash and fair value of contingent consideration	$219,092

(1)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets:

	Weighted- Average Useful Lives	Amounts Recognized as of the Closing Date (in thousands)
Customer relationships	2 - 4 years	$13,600
Trademarks	2 years	2,600
Non-compete agreements	5 years	500
Total identifiable intangible assets acquired		$16,700

The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the Company expects to be created by combining the various operations of the CarePoint Business with the Company’s operations, including the expansion into new infusion markets, the opportunity to consolidate and upgrade certain existing facilities, access to new patients and potential cost savings and synergies. The CarePoint transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes.

The accompanying Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2014 include revenues of $39.9 million and $79.9 million and income (loss) from continuing operations of $(0.2) million and $1.1 million for the CarePoint Business, respectively.

HomeChoice Partners, Inc.

On February 1, 2013, the Company acquired 100% of the ownership interest in HomeChoice Partners, Inc., a Delaware corporation (“HomeChoice”). Prior to the Company’s acquisition, HomeChoice was a provider of alternate-site infusion pharmacy services that serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania; Washington, DC; Maryland; Virginia; North Carolina; South Carolina; Georgia; Missouri; and Alabama.

The cash purchase price of the HomeChoice acquisition was $72.9 million paid at the closing date. In addition, the purchase agreement provides that the purchase price could be increased by contingent consideration of up to $10.0 million if HomeChoice were to attain certain performance milestones in the first year following the closing and an additional $10.0 million if HomeChoice were to attain certain performance milestones in the second year following the closing, for total possible contingent consideration of up to $20.0 million.

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

While the acquisition has generated revenues as expected in the transaction valuation model, revenues through June 30, 2014 have not exceeded the aggressive earnout performance pace required. Specifically, revenue generating opportunities through various potential business relationships have not come to fruition and thus the probability of attaining the high level of growth required to achieve the earnout has been diminishing over the past year resulting in a lower probability of a future payout of contingent consideration. At June 30, 2014, the fair value of the contingent consideration was again remeasured at fair value using actual operating results through June 30, 2014 and forecasted operating results for the remainder of 2014. As a result of this remeasurement, the fair value of the contingent consideration was reduced to $0.1 million, and is included in other non-current liabilities in the accompanying Consolidated Balance Sheets. The $0.7 million and $2.0 million of income resulting from the reduction in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2014.

The accompanying Unaudited Consolidated Statements of Operations include revenues of $21.4 million and $17.6 million and income from continuing operations of $2.3 million, and $0.3 million related to HomeChoice for the three months ended June 30, 2014 and 2013, respectively. The accompanying Unaudited Consolidated Statements of Operations include revenues of $42.5 million and $28.7 million and income (loss) from continuing operations of $6.0 million and $(0.3) million for the six months ended June 30, 2014 and for the period from the date of acquisition to June 30, 2013, respectively.

InfuScience, Inc.

On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The terms of the agreement provided that the purchase price could increase up to an additional $3.0 million based on the results of operations during the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

As of December 31, 2013, the total fair value of the potential contingent consideration, determined using Level 3 inputs based on the present value of various payout scenarios and weighted on the basis of probability, was estimated at $3.0 million. As of June 30, 2014, the Company has made contingent payments of $3.0 million based on the achievement of expected operating results and as a result, the contingent consideration has been fully paid.

Acquisition and Integration Costs

Acquisition and integration expenses in the accompanying Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013 include the following costs related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Legal, financial advisory and professional fees	$1,571	$1,946	$2,546	$2,956
Employee costs including redundant salaries and benefits and severance	430	342	1,580	1,477
Facilities consolidation and discontinuation	353	864	658	1,023
Change in revenue reserves related to acquired accounts receivable	2,118	—	5,420	—
Legal settlement	8	—	333	2,300
Other	853	360	1,295	379
Total	$5,333	$3,512	$11,832	$8,135

The change in revenue reserves includes adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to accounts receivable acquired in connection with the CarePoint Business and HomeChoice acquisitions that are no longer deemed collectible. These acquired accounts receivable and contractual discounts were reserved at historical collection rates as of December 31, 2013. Based on lower than expected collections in 2014, the Company no longer expects to achieve historical collection rates on the acquired accounts receivable.

Pro Forma Impact of Acquisitions

The following shows summarized unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 2014 and 2013 as if the CarePoint and HomeChoice acquisitions had occurred as of January 1, 2013 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$247,125	$211,576	$486,418	$437,027
Loss from continuing operations, net of income taxes	$(18,611)	$(8,342)	$(43,867)	$(16,788)
Basic loss per share from continuing operations	$(0.27)	$(0.13)	$(0.64)	$(0.28)
Diluted loss per share from continuing operations	$(0.27)	$(0.13)	$(0.64)	$(0.28)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, CarePoint and HomeChoice. Except to the extent realized in the three months and six months ended June 30, 2013, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the three months and six months ended June 30, 2013, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with CarePoint or HomeChoice.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the CarePoint and HomeChoice acquisitions been completed on January 1, 2013. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information primarily reflects the following adjustments to the historical results of the acquired entities prior to acquisition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense	$—	$827	$—	$1,331
Amortization expense	$—	$238	$—	$(362)
Income tax benefit (expense)	$—	$(878)	$—	$(2,163)

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses of the Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions and integration costs to convert to common policies, procedures, and information systems.

NOTE 5--DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Stock Purchase Agreement, as amended, the Company received total consideration of approximately $59.5 million paid in cash (the “Purchase Price”) at closing. The Company used a portion of the net proceeds from the sale to pay down a portion of the Company’s outstanding debt. During the three months ended June 30, 2014, the Purchase Price was adjusted for net working capital of the Subject Companies as of the closing date that resulted in an additional payment to the Company of approximately $1.1 million. As a result of this adjustment, the final Purchase Price received by the Company was approximately $60.6 million.

The sale of the Home Health Business is consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services segment. As a result, the Company has decided to cease operations at the one Home Health location excluded from the Stock Purchase Agreement, as amended, and has reclassified its operations to discontinued operations for all prior periods in the accompanying Unaudited Consolidated Financial Statements. In addition, the Unaudited Consolidated Statements of Operations previously reported by the Company as of March 31, 2014 have been reclassified to include this Home Health location in income from discontinued operations, net of income taxes. The effect of this reclassification reduced total revenue by $0.3 million to $239.3 million and reduced loss from continuing operations, net of income taxes by $0.2 million to $25.3 million for the three months ended March 31, 2014. The reclassification had no effect on previously reported net loss or net loss per common share for the three months ended March 31, 2014.

As of the March 31, 2014 closing date of the sale of the Home Health Business, the carrying value of the net assets of the Subject Companies was as follows (in thousands):

Carrying Value
Net accounts receivable	$12,597
Prepaid expenses and other current assets	242
Total current assets	12,839
Property and equipment, net	402
Goodwill	33,784
Intangible assets	15,400
Other non-current assets	28
Total assets	62,453
Accounts payable	673
Amounts due to plan sponsors	229
Accrued expenses and other current liabilities	3,008
Total liabilities	3,910
Net assets	$58,543

The estimated pre-tax gain on sale of the Home Health Business is approximately $2.1 million based on the March 31, 2014 net asset balances above and before financial advisory fees, legal expenses and other one-time transactions costs and including the net working capital adjustment. The net assets of the Subject Companies have been reclassified to discontinued operations for all prior periods in the accompanying Unaudited Consolidated Financial Statements.

The operating results included in discontinued operations of the Home Health Business for the three months and six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$502	$18,410	$18,392	$36,461
Gross profit	$173	$7,237	$6,954	$14,487
Selling, general and administrative expenses	583	5,683	7,375	11,590
Bad debt expense	237	223	900	440
Income (loss) from operations	(647)	1,331	(1,321)	2,457
Gain on sale before income taxes	1,072	—	2,067	—
Financial advisor fee and legal expenses	—	—	(2,875)	—
Impairment of assets	—	—	(452)	—
Other costs and expenses	—	—	(47)	—
Income (loss) before income taxes	425	1,331	(2,628)	2,457
Income tax expense (benefit)	(355)	352	(4,186)	585
Income (loss) from discontinued operations, net of income taxes	$780	$979	$1,558	$1,872

Pharmacy Services Asset Sale

On February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”) and the Company and certain subsidiaries (collectively, the “Sellers”) with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers’ traditional and specialty pharmacy mail operations and community retail pharmacy stores.

Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million. As a result of the Pharmacy Services Asset Sale, the Company has recognized a total pretax gain of $108.1 million, net of transaction costs and other one-time charges as a result of the transaction. The Company used a portion of the net proceeds from the sale to pay down the Company’s outstanding debt and a portion was used to invest in the Infusion Services segment.

The purchase price excluded all accounts receivable and working capital liabilities related to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. No amounts related to the net accounts receivable retained by the Company remained at December 31, 2013.

The transaction included the sale of 27 community pharmacy locations, and certain assets of three community pharmacy locations, and three traditional and specialty mail service operations, which constituted all of the Company’s operations in the community pharmacy and mail order lines of business. As a result of the divestiture process, the Company assessed its continuing operations in order to align its corporate structure with its remaining operations. As part of these efforts, the Company has incurred and expects to continue to incur additional expenses that may impact the Company’s future consolidated financial statements. These additional costs, including employee severance and other benefit-related costs, facility-related costs, and other one-time charges are included in income (loss) from discontinued operations, net of income taxes in the Unaudited Consolidated Statements of Operations.

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months and six months ended June 30, 2014 and 2013, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$—	$(35)	$—	$(55)
Gross profit	$—	$(9)	$(27)	$(77)
Operating expenses	1,987	554	2,796	1,144
Income (loss) from discontinued operations, net of income taxes	$(1,987)	$(563)	$(2,823)	$(1,221)

Operating expenses during the three months and six months ended June 30, 2014 primarily consist of legal fees related to the legal proceedings discussed in Note 10 - Commitments and Contingencies.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement represented the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company’s traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-five states (the “Settling States”). The State Settlement Agreements represented the state component of the Company’s agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 10 - Commitments and Contingencies).

As of June 30, 2014 and December 31, 2013, there were accruals of $12.9 million and $16.3 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Employee Severance and Other Benefits	Other Costs	Total
Balance at December 31, 2013	$15,000	$92	$1,195	$16,287
Expenses	14	—	2,904	2,918
Cash payments	(3,014)	(92)	(3,058)	(6,164)
Non-cash charges and adjustments	—	—	(95)	(95)
Balance at June 30, 2014	$12,000	$—	$946	$12,946

NOTE 6--GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	Infusion Services	PBM Services	Total
Balance at December 31, 2013	$558,593	$12,744	$571,337
Other adjustments	1,594	—	1,594
Balance at June 30, 2014	$560,187	$12,744	$572,931

At December 31, 2013, goodwill of $33.8 million related to the Home Health Business sold on March 31, 2014 is included in non-current assets of discontinued operations in the accompanying Consolidated Balance Sheets (see Note 5 - Discontinued

Operations). The increase in the Infusion Services segment goodwill primarily results from purchase price adjustments related to the CarePoint Business acquisition net working capital adjustments related to the value of accounts receivable and prepaid expenses (see Note 4 - Acquisitions).

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

Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(14,341)	$11,309	$25,650	$(12,062)	$13,588
Infusion trademarks	6,200	(4,425)	1,775	6,200	(3,514)	2,686
Non-compete agreements	1,500	(1,083)	417	1,500	(950)	550
	$33,350	$(19,849)	$13,501	$33,350	$(16,526)	$16,824

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	5 months - 4 years
Infusion trademarks	23 months - 3 years
Non-compete agreements	1 to 5 years

At December 31, 2013, intangible assets of $15.4 million related to the Home Health Business sold on March 31, 2014 are included in non-current assets of discontinued operations in the accompanying Consolidated Balance Sheets at December 31, 2013 (see Note 5 - Discontinued Operations).

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $1.6 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively. Future amortization expense is anticipated to be as follows (in thousands):

2014 (six months)	$3,240
2015	5,318
2016	3,078
2017	1,799
2018 and beyond	66
Total	$13,501

NOTE 7--RESTRUCTURING AND OTHER EXPENSES

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

In the fourth quarter of 2010, the Company commenced a strategic assessment of its business and operations (“Restructuring Phase I”). This assessment focused on expanding revenue opportunities and lowering corporate overhead, including workforce and benefit reductions and facility rationalization. In addition to addressing corporate overhead, the strategic assessment examined the Company’s market strengths and opportunities and compared the Company’s position to that of its competitors. As a result of the assessment, the Company focused its growth on investments in the Infusion and Home Health Services segments and elected to pursue offers for its traditional and specialty pharmacy mail operations and community pharmacy stores. Accordingly, the Company consummated the Pharmacy Services Asset Sale relating to its traditional and specialty pharmacy mail operations and community retail pharmacy stores. During the three months ended June 30, 2012, as a result of the divestiture process, the Company’s management team commenced an assessment of the Company’s continuing operations in order to align its corporate structure with its remaining operations (“Restructuring Phase II”). Restructuring Phase II is continuing as the Company divests other businesses and adjusts the Company’s overhead expenses to support the Infusion Services segment.

The Company anticipates that additional restructuring will occur and thus significant additional charges such as the write down of certain long−lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, could impact the Company’s future consolidated financial statements.

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $0.1 million related to facility-related costs during the six months ended June 30, 2014. The Company did not incur any significant restructuring expenses related to Phase I during the six months ended June 30, 2013, although some amounts previously accrued were adjusted.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.2 million in total Phase I expenses, consisting of $4.3 million of third-party consulting costs, $4.1 million of employee severance and other benefit-related costs related to workforce reductions, and $1.8 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of June 30, 2014, there are restructuring accruals of $0.5 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Facility-Related Costs	Total
Balance at December 31, 2013	$521	$521
Expenses	124	124
Cash payments	(161)	(161)
Balance at June 30, 2014	$484	$484

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $3.0 million and $6.8 million during three months and six months ended June 30, 2014, respectively, consisting of employee severance and other benefit-related costs as the result of workforce reductions and third-party consulting costs. Restructuring expenses for the three months and six months ended June 30, 2013 were $0.2 million and $0.7 million, respectively.

Since inception of Phase II of restructuring, the Company has incurred approximately $12.2 million in total expenses, consisting of $3.9 million of employee severance and other benefit-related costs related to workforce reductions, $7.1 million in third party consulting costs and $1.2 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of June 30, 2014, there are restructuring accruals of approximately $3.1 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2013	$896	$1,551	$34	$2,481
Expenses	1,269	5,321	237	6,827
Cash payments	(1,369)	(4,613)	(237)	(6,219)
Balance at June 30, 2014	$796	$2,259	$34	$3,089

Other Expenses

Other expenses include training and transitional costs, redundant salaries, certain fees associated with the Pharmacy Services Asset Sale and the sale of its Home Health Business and the Company’s equity in the net loss of its unconsolidated affiliate. Other expenses totaled $0.9 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 8--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer and office equipment	$23,024	$19,961
Software capitalized for internal use	16,088	13,746
Vehicles, including equipment acquired under capital leases	2,170	2,056
Medical equipment, including equipment acquired under capital leases	26,472	22,247
Work in progress	3,173	8,815
Furniture and fixtures	4,455	4,291
Leasehold improvements	13,164	12,082
	88,546	83,198
Less: Accumulated depreciation	(48,685)	(42,016)
Property and equipment, net	$39,861	$41,182

The Company had an insignificant amount of vehicles and medical equipment under capital lease as of June 30, 2014 and December 31, 2013.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $4.0 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $7.8 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.7 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

NOTE 9--DEBT

As of June 30, 2014 and December 31, 2013, the Company’s debt consisted of the following obligations (in thousands):

	June 30, 2014	December 31, 2013
Revolving Credit Facility	$—	$40,003
Term Loan Facilities	222,757	395,000
2021 Notes, net of discount	195,195	—
Capital leases	792	576
Total Debt	418,744	435,579
Less: Current portion	431	60,257
Long-term debt, net of current portion	$418,313	$375,322

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

On January 31, 2014, the Company entered into the Second Amendment to the Senior Credit Facilities, which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit the Company to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then on a pro rata basis to the Term Loan B Facility and the Delayed Draw Term Loan Facility (collectively, the “Term Loan Facilities”), (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for each of the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%.

As discussed below, the net proceeds of approximately $194.5 million from the issuance on February 11, 2014 of 8.875% senior notes due 2021 (the “2021 Notes”) were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of the Home Health Business (see Note 5 - Discontinued Operations) were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the Term Loan Facilities. Once repaid, amounts under Term Loan Facilities may not be reborrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of June 30, 2014, the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

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

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of June 30, 2014, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities.

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

The 2021 Notes Indenture contains covenants that, among other things, limit the Company’s ability and the ability of certain of the Company’s subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of the Company’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the 2021 Notes Indenture requires, among other things, the Company to provide financial and current reports to holders of the 2021 Notes or file such reports electronically with the U.S. Securities and Exchange Commission (the “SEC”). These covenants are subject to a number of exceptions, limitations and qualifications set forth in the 2021 Notes Indenture.

Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, the Company used the net proceeds of the 2021 Notes of approximately $194.5 million to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities.

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

Deferred Financing Costs

In connection with the issuance of the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $1.1 million that are being amortized over the term of the 2021 Notes.

Interest Expense, net

Interest expense consisted of the following for the three months and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revolving Credit Facility	$184	$—	$768	$—
Term Loan Facilities	3,669	—	9,419	—
Prior Credit Facility	—	418	—	820
2015 Notes	—	5,766	—	11,531
2021 Notes	4,437	—	6,744	—
Amortization of deferred financing costs	727	367	2,550	722
Amortization of debt discount	129	—	195	—
Other, net	(11)	(43)	(42)	(87)
Interest expense, net	$9,135	$6,508	$19,634	$12,986

The increase in interest expense during the three months and six months ended June 30, 2014 as compared to the same periods in 2013 results from higher debt levels partially offset by lower interest rates. The increase in debt primarily relates to the acquisition of the CarePoint Business.

NOTE 10--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

United States Attorney’s Office for the Southern District of New York and New York State Attorney General Investigation

Effective January 8, 2014, the Company entered into the Federal Settlement Agreement with the DOJ and David M. Kester (the “Relator”). The Federal Settlement Agreement represented the federal and private component of the Company’s agreement to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the “Claims”) that could have been brought by the DOJ and Relator in the qui tam lawsuit filed in the Southern District of New York (the “SDNY”) by the Relator relating to the distribution of the Medication by the Company’s legacy specialty pharmacy division (the “Legacy Division”) that was divested in May 2012 (the “Civil Action”). Until January 8, 2014, the Company was prohibited from publicly disclosing any information related to the existence of the Civil Action. On January 8, 2014, the Civil Action was unsealed and made public on order of the court. Effective February 11, 2014, the Company entered into the State Settlement Agreements with the Settling States. The State Settlement Agreements represented the state component of the Company’s agreement to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division’s distribution of the Medication.

With the execution of the Federal Settlement Agreement and the State Settlement Agreements (collectively the “Settlement Agreements”), the Company expects the Civil Action to be fully resolved, and also expects to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against it in the Civil Action have been dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

As a part of the State Settlement Agreements, the Company has also resolved any and all claims that the Settling States or their representatives, including the National Association of Medicaid Fraud Control Units (the “NAMFCU”) (which represented the offices of the Attorneys General of the Settling States), could bring for attorney’s fees, investigative fees and/or administrative costs related to the Civil Action. The Company has also separately resolved any and all claims for certain investigative/administrative costs and attorney’s fees related to the Civil Action incurred by the DOJ, Relator and the NAMFCU for approximately $1.1 million in the aggregate. The Company does not anticipate any further claims relating to the matters involved in the Settlement Agreements. The Settlement Agreements do not, however, preclude the U.S. Department of Health and Human Services, the Office of the Inspector General or any state from taking any administrative actions.

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

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of June 30, 2014, the Company has paid $3.0 million, including interest, related to the Settlement Agreements and $450,000 of fees to the Relator.

Securities Class Action Litigation in the Southern District of New York

On September 30, 2013, a putative securities class action lawsuit was filed against the Company and certain of its officers on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive.

On November 15, 2013, a putative securities class action lawsuit was filed against the Company and certain of its directors and officers and certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive.

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits and appointing a lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. Briefing on the motion to dismiss was complete on July 28, 2014. The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), a subsidiary of the Company, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York (the “Lawsuit”). The complaint alleged principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS’s obligation to close. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively the “Alexander Parties”) to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000, and the Lawsuit was dismissed on April 8, 2014. The Company did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of $325,000 on accounts receivable due to the Company from the Alexander Parties.

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor has ceased paying amounts due to the Company. As of June 30, 2014, the total amount owed to the Company is approximately $6.8 million. In addition, the third party processor owes the Company approximately $2.1 million related to the unconsolidated affiliate that was sold on April 19, 2013. As of June 30, 2014, no reserve has been provided for the amounts due to the Company.

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry do or may impact the Company’s current and planned operations, including, without limitation, federal and state laws prohibiting kickbacks in government health programs, federal and state antitrust and drug distribution laws, laws governing the practice of pharmacy and nursing, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

From time to time, the Company responds to subpoenas and requests for information from governmental agencies. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company’s Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the costs associated with obtaining or maintaining such approvals, or the failure to obtain or maintain such approvals could have a material effect on the Company’s Consolidated Financial Statements.

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

As of June 30, 2014, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2014 (six months)	$4,487	$246	$4,733
2015	7,853	418	8,271
2016	6,255	122	6,377
2017	5,225	62	5,287
2018	3,592	11	3,603
2019 and thereafter	3,484	—	3,484
Total	$30,896	$859	$31,755

Rent expense for leased facilities and equipment was approximately $2.0 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, and $3.9 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively.

Purchase Commitments

As of June 30, 2014, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $15.8 million during the remainder of 2014.  These purchase commitments are made at levels expected to be used in the normal course of business.
NOTE 11--OPERATING AND REPORTABLE SEGMENTS

Following the sale of substantially all of the Company’s Home Health Services segment, the Company’s operating and reportable segments, “Infusion Services,” and “PBM Services,” reflect how the Company’s chief operating decision maker reviews the Company’s results in terms of allocating resources and assessing performance.

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

The PBM Services operating and reportable segment consists of integrated pharmacy benefit management (“PBM”) services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at any of the Company’s participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration, and transitional expenses; restructuring expense; and other expenses related to the Company’s strategic assessment. Segment Adjusted EBITDA also excludes the operating losses of start-up branch locations that the Company has invested in organically rather than through acquisition. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company’s summary of significant accounting policies.

As a result of the sale of substantially all of the Company’s Home Health Services segment, prior period operating results and supplementary data have been reclassified to exclude the Home Health Services segment.

Segment Reporting Information
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Results of Operations:
Revenue:
Infusion Services - product revenue	$225,277	$150,559	$441,180	$300,583
Infusion Services - service revenue	5,271	5,424	10,437	9,668
Total Infusion Services revenue	230,548	155,983	451,617	310,251
PBM Services - service revenue	16,577	16,340	34,801	43,092
Total revenue	$247,125	$172,323	$486,418	$353,343

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$16,194	$13,995	$31,155	$25,992
PBM Services	1,837	4,916	3,512	11,111
Total Segment Adjusted EBITDA	18,031	18,911	34,667	37,103

Corporate overhead	(7,016)	(8,132)	(14,492)	(16,048)

Interest expense, net	(9,135)	(6,508)	(19,634)	(12,986)
Income tax (expense) benefit	(3,063)	(146)	(6,554)	29
Depreciation	(3,958)	(2,527)	(7,794)	(4,945)
Amortization of intangibles	(1,620)	(1,710)	(3,323)	(3,792)
Stock-based compensation expense	(1,998)	(3,860)	(4,884)	(5,833)
Acquisition and integration expenses	(5,333)	(3,512)	(11,832)	(8,135)
Restructuring and other expenses and investments	(4,519)	(1,812)	(10,021)	(3,052)
Loss from continuing operations, net of income taxes	$(18,611)	$(9,296)	$(43,867)	$(17,659)

Supplemental Operating Data
			June 30, 2014	December 31, 2013
Total Assets:
Infusion Services			$806,127	$793,475
PBM Services			27,203	25,239
Corporate unallocated, including cash and cash equivalents			50,485	53,169
Assets from discontinued operations			—	64,959
Assets associated with discontinued operations, not sold			7	16
Total Assets			$883,822	$936,858

NOTE 12--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

One payor, UnitedHealthcare, accounted for approximately 22% and 23% of revenue during the three months ended June 30, 2014 and 2013, respectively, and 22% and 23% for the six months ended June 30, 2014 and 2013, respectively. The revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 17% and 20% of revenue during the three months ended June 30, 2014 and 2013, respectively, and 18% and 19% for the six months ended June 30, 2014 and 2013, respectively. The revenue is related to the Infusion Services segment.

NOTE 13--INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months and six months ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current
Federal	$—	$(240)	$—	$(900)
State	(587)	(176)	196	(144)
Total current	(587)	(416)	196	(1,044)
Deferred
Federal	3,248	489	5,644	885
State	402	73	714	130
Total deferred	3,650	562	6,358	1,015
Total income tax expense (benefit)	$3,063	$146	$6,554	$(29)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax benefit at statutory rate	$(5,374)	$(3,203)	$(13,044)	$(6,191)
State tax expense (benefit), net of Federal taxes	(384)	(220)	125	(348)
Change in tax contingencies	3	6	3	(506)
Valuation allowance changes affecting income tax expense	8,755	3,225	19,356	6,293
Non-deductible transaction costs and other	63	338	114	723
Income tax expense (benefit)	$3,063	$146	$6,554	$(29)

NOTE 14--STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plan

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. On May 8, 2014, the Company’s stockholders (i) approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 2,500,000 shares to 9,355,000 shares and to clarify that cash dividends or dividend equivalents may not be paid to holders of unvested restricted stock units, restricted stock grants and performance units until such awards are vested and non-forfeitable; and (ii) re-approved the material terms of the performance goals that are a part of the 2008 Plan.

As of June 30, 2014, there were 2,082,456 shares that remained available for grant under the 2008 Plan.

BioScrip/CHS Equity Plan

Effective upon closing of the acquisition of CHS, the CHS 2006 Equity Incentive Plan was adopted by the Company and renamed the “BioScrip/CHS 2006 Equity Incentive Plan” (as amended and restated, the “BioScrip/CHS Plan”). The Board of Directors further amended the BioScrip/CHS Plan to provide for it to have substantially the same terms and provisions as the 2008 Plan. As of May 8, 2014, the Company will no longer grant awards under the BioScrip/CHS Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.5 million and $1.8 million during the three months ended June 30, 2014 and 2013, respectively, and $3.3 million and $3.2 million during the six months ended June 30, 2014 and 2013, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.2 million and $1.1 million during the three months ended June 30, 2014, respectively, and 2013 and $1.3 million and $1.3 million during the six months ended June 30, 2014 and 2013, respectively.

Stock Appreciation Rights

The Company recognized compensation expense related to stock appreciation rights awards of $0.3 million and $0.9 million during the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $1.4 million during six months ended June 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of June 30, 2014, no shares have been issued and no expense has been incurred under the ESPP. The Company is currently in the roll-out and implementation phase of the ESPP.

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
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to successfully integrate the operations of the CarePoint Partners Holdings LLC (“CarePoint”) home infusion business (the “CarePoint Business”);

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•
our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion and pharmacy benefit management providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our senior secured credit facility and unsecured notes indenture;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties with the integration of the CarePoint Business;

•
our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture and the increased leverage we incurred upon completion of the acquisition of the CarePoint Business;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us; and

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, facilities-based providers, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this report, we have 78 service locations in 29 states, executive offices in New York and corporate offices in Minnesota.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, respiratory therapists and physical therapists, work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ transplants, bleeding disorders, immune deficiencies and heart failure.

Segments

Following the sale of our Home Health Business on March 31, 2014, our operating and reportable segments are “Infusion Services” and “PBM Services.” These segments reflect how our chief operating decision maker reviews our results in terms of allocating resources and assessing performance.

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

The integrated pharmacy benefit management (“PBM”) Services operating and reportable segment consists of integrated PBM services, which primarily consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

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

On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries (collectively, the “Buyers”) with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores. We received a total purchase price of $173.8 million resulting in a pretax gain of $108.2 million net of transaction costs and other one-time charges.

Following the completion of the Pharmacy Services Assets Sale, we continued to execute our strategic plan by deploying the proceeds toward strategic business acquisitions to maximize future stockholder value.

On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million at closing and an additional $3.0 million of contingent consideration that was paid based on the results of operations during the 24 month period following the acquisition. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc. (“HomeChoice”) for a cash purchase price of $72.9 million at closing. The purchase agreement provides that the purchase price may also be increased by contingent consideration of to $10.0 million if HomeChoice reaches certain performance milestones in the first year following the closing and an additional $10.0 million if HomeChoice reaches certain performance milestones in the second year following the closing, for total possible contingent consideration of up to $20.0 million. We funded the acquisition with a combination of cash on hand and drawing on our revolving credit facility. HomeChoice is a provider of alternate-site infusion pharmacy services. Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

On August 23, 2013, we completed the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC for a cash purchase price of $211.1 million at closing. The purchase agreement provides that the purchase price may also be increased by contingent consideration of $10.0 million if the CarePoint Business achieves a specified level of product gross profit during the one year measurement period following the closing date. If the specified level of product gross profit is not achieved, no contingent consideration will be due to the sellers. CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to our acquisition.

Consistent with our continuing strategic evaluation of our non-core businesses and our decision to continue to focus growth initiatives and capital in the Infusion Services segment, we completed the sale of substantially all of our Home Health Services segment to LHC Group, Inc. and certain of its subsidiaries on March 31, 2014. We received total consideration of approximately $60.6 million in cash including adjustments to net working capital. A portion of the net proceeds from the sale was used to pay down a portion of our outstanding debt.

Regulatory Matters Update

Approximately 23% of revenue for the three months and six months ended June 30, 2014 was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 4.4% of our consolidated revenue for the three months and six months ended June 30, 2014, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2014. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months and six months ended June 30, 2014 have not been significant but the impact on future results of operations cannot yet be predicted.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended June 30, 2014. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and six months ended June 30, 2014 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014, all prior period financial information has been reclassified to include the Home Health Services segment as discontinued operations.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

	Three Months Ended June 30,
	(in thousands)
	2014		2013		Change
Revenue	$247,125		$172,323		$74,802
Gross profit	$65,356	26.4%	$57,775	33.5%	$7,581
Loss from continuing operations	$(6,413)	(2.6)%	$(2,642)	(1.5)%	$(3,771)
Interest expense, net	$9,135	3.7%	$6,508	3.8%	$2,627
Loss from continuing operations, before income taxes	$(15,548)	(6.3)%	$(9,150)	(5.3)%	$(6,398)
Loss from continuing operations, net of income taxes	$(18,611)	(7.5)%	$(9,296)	(5.4)%	$(9,315)
Income (loss) from discontinued operations, net of income taxes	$(1,207)	(0.5)%	$416	0.2%	$(1,623)
Net loss	$(19,818)	(8.0)%	$(8,880)	(5.2)%	$(10,938)

Revenue. Revenue for the three months ended June 30, 2014 was $247.1 million compared to revenue of $172.3 million for the three months ended June 30, 2013.

Infusion segment revenue for the three months ended June 30, 2014 was $230.5 million, compared to revenue of $156.0 million for the same period in 2013, an increase of $74.6 million, or 47.8%. Product revenue increased $74.7 million, or 49.6%, as a result of organic revenue growth of approximately 24.0% and additional revenue from acquisitions. The organic growth includes revenues related to the new hepatitis C drug Sovaldi.

PBM Services segment revenue for the three months ended June 30, 2014 was $16.6 million, compared to revenue of $16.3 million for the same period in 2013, an increase of $0.2 million, or 1.5%. This increase in service revenue for the quarter was primarily due to increases in new funded business volume of $7.7 million offset by decreases in discount cash card revenue.

Gross Profit. Gross profit for the three months ended June 30, 2014 was $65.4 million compared to $57.8 million for the same period in 2013, an increase of $7.6 million, or 13.1%. The increase in gross profit dollars for the three month period was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 33.5% to 26.4% was mainly due to the decline in the mix of PBM Services business which operates at a comparatively high gross profit rate. The increase in Infusion Services gross profit was driven by organic growth and acquisitions that was partially offset by a $2.8 million increase in contractual reserve provisions due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2014 were $57.2 million, or 23.2% of total revenue, compared to $50.3 million, or 29.2% of total revenue, for the same period in 2013. The increase in SG&A expense is due mainly to acquisitions and also due to higher expenses required to drive and manage organic growth. The decrease in SG&A as a percentage of revenue was due to operating leverage attained on Infusion segment growth and due to a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the three months ended June 30, 2014 was $4.6 million. There was no change in the fair value of contingent consideration during the three months ended June 30, 2013. The adjustments recorded in 2014 were partly due to remeasurement at fair value of the probability of the sellers of the CarePoint Business earning contingent consideration based on product gross profit performance versus target. Remeasurement was based on actual product gross profit since the date of acquisition and the most current forecast for the remaining measurement period. As a result, we reduced the fair value of contingent consideration by $4.0 million. In addition, the fair value of contingent consideration related to the HomeChoice acquisition was remeasured in 2014 based on gross profit performance versus targets. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the Company which would result in performance significantly over and above the transaction valuation model. Based on performance in 2013 and 2014 and the 2014 business plans for these branches, we reduced our estimate of the probability of payout and the fair value of this liability by $0.7 million.

Bad Debt Expense.  For the three months ended June 30, 2014, bad debt expense was $8.4 million, or 3.4% of revenue, compared to $3.5 million or 2.0% of revenue, for the same period in 2013. The increase in bad debt expense between periods is due in part to reserves provided on organic and acquired revenue growth. In addition, we recorded $2.7 million of bad debt expense in the three months ended June 30, 2014 due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated. As a result of the disruption, collections of accounts receivable and accounts receivable agings were negatively impacted. A final factor in bad debt growth has been the continuing trend toward high-deductible plans which has put more financial responsibility on patients who do not always have the ability to pay.

Acquisition and Integration Expenses. During the three months ended June 30, 2014 and 2013, acquisition and integration expenses were $5.3 million and $3.5 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended June 30, 2014 includes approximately $2.1 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible. These acquired accounts receivable were reserved at historical collection rates as of December 31, 2013 but based on lower than expected collections during 2014, we no longer expect to achieve historical collection rates on the acquired accounts receivable.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $3.9 million and $1.4 million during the three months ended June 30, 2014 and 2013, These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. The increase between periods primarily resulted from higher third party consulting costs during the three months ended June 30, 2014. During the three months ended June 30, 2014, we also incurred $0.9 million of training and transition costs compared to $0.8 million during the three months ended June 30, 2013. Training and transition costs include costs related to training, redundant salaries and wages, and retention bonuses for certain critical personnel.

Amortization of Intangibles. During the three months ended June 30, 2014, we recorded amortization of intangible assets of $1.6 million compared to $1.7 million for the prior year.

Interest Expense, Net. Net interest expense was $9.1 million for the three months ended June 30, 2014, compared to $6.5 million for the same period in 2013. The $2.6 million increase in interest expense resulted from an increase in long-term debt from $253.4 million at June 30, 2013 to $418.7 million at June 30, 2014 to fund the CarePoint Business acquisition. The increase in interest expense associated with higher debt levels was partially offset by lower interest rates.

Income Tax Expense. Income tax expense for the three months ended June 30, 2014 was $3.1 million on a pre-tax net loss of $15.5 million compared to $0.1 million of income tax expense for the three months ended June 30, 2013 on a pre-tax net loss of $9.2 million. Our income tax expense for the three months ended June 30, 2014 includes expense of $8.8 million related to adjustments to our deferred tax asset valuation allowances partially offset by a tax benefit of $5.4 million based on statutory tax rates and a state tax benefit of $0.4 million.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $1.2 million for the three months ended June 30, 2014, compared to income of $0.4 million for the same period in the prior year. The loss from discontinued operations during the three months ended June 30, 2014 primarily consists of legal fees related to the legal proceedings resulting from claims regarding the distribution of a certain medication by our legacy specialty pharmacy division partially offset by an increase in the pre-tax gain on the sale of our Home Health Services segment resulting from a favorable adjustment to net working capital as of the closing date.

Net Loss and Loss Per Share. Net loss for the three months ended June 30, 2014 was $19.8 million, or $0.29 per basic and diluted share. Net loss was $8.9 million, or $0.14 per basic and diluted share, for the same period in the preceding year.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

	Six Months Ended June 30,
	(in thousands)
	2014		2013		Change
Revenue	$486,418		$353,343		$133,075
Gross profit	$130,456	26.8%	$113,762	32.2%	$16,694
Loss from continuing operations	$(17,679)	(3.6)%	$(4,702)	(1.3)%	$(12,977)
Interest expense, net	$19,634	4.0%	$12,986	3.7%	$6,648
Loss from continuing operations, before income taxes	$(37,313)	(7.7)%	$(17,688)	(5.0)%	$(19,625)
Loss from continuing operations, net of income taxes	$(43,867)	(9.0)%	$(17,659)	(5.0)%	$(26,208)
Income (loss) from discontinued operations, net of income taxes	$(1,265)	(0.3)%	$651	0.2%	$(1,916)
Net loss	$(45,132)	(9.3)%	$(17,008)	(4.8)%	$(28,124)

Revenue. Revenue for the six months ended June 30, 2014 was $486.4 million compared to revenue of $353.3 million for the six months ended June 30, 2013.

Infusion segment revenue for the six months ended June 30, 2014 was $451.6 million, compared to revenue of $310.3 million for the same period in 2013, an increase of $141.4 million, or 45.6%. Product revenue increased $140.6 million, or 46.8%, as a result of additional revenue from acquisitions as well as organic volume growth. Organic growth was approximately 17.8% for the six month period.

PBM Services segment revenue for the six months ended June 30, 2014 was $34.8 million, compared to revenue of $43.1 million for the same period in 2013, a decrease of $8.3 million, or 19.2%. This decrease in service revenue was primarily due to the termination during the first quarter of 2013 of a large but low margin client with revenues of approximately $9.1 million and decreases in discount cash card revenue of $16.9 million. These decreases were partially offset by an increase in new funded business volume of approximately $17.7 million.

Gross Profit. Gross profit for the six months ended June 30, 2014 was $130.5 million compared to $113.8 million for the same period in 2013, an increase of $16.7 million, or 14.7%. The increase in gross profit dollars was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 32.2% to 26.8% was also mainly due to the decline in the mix of PBM Services business which operates as a comparatively high gross profit rate. The increase in Infusion Services gross profit was driven by organic growth and acquisitions that was partially offset by a $2.8 million increase in contractual reserve provisions due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.

Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 2014 were $116.4 million, or 23.9% of total revenue, compared to $97.2 million, or 27.5% of total revenue, for the same period in 2013. The increase in SG&A expense is due mainly to acquisitions and also due to higher expenses required to drive and manage organic growth. The decrease in SG&A as a percentage of revenue was due to operating leverage attained on Infusion segment growth and due to a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the six months ended June 30, 2014 was $6.9 million. There was no change in the fair value of contingent consideration during the six months ended June 30, 2013. The adjustments recorded in 2014 were partly due to remeasurement at fair value of the probability of the sellers of the CarePoint Business earning contingent consideration based on product gross profit performance versus target. Remeasurement was based on actual product gross profit since the date of acquisition and the most current forecast for the remaining measurement period. As a result, we reduced the fair value of contingent consideration by $4.8 million during the six months ended June 30, 2014. In addition, the fair value of contingent consideration related to the HomeChoice acquisition was remeasured in 2014 based on gross profit performance versus targets. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the Company which would result in performance significantly over and above the transaction valuation model. Based on performance in 2013 and 2014 and the 2014 business plans for the acquired branches, we reduced our estimate of the probability of payout and the fair value of this liability by $2.0 million during the six months ended June 30, 2014.

Bad Debt Expense.  For the six months ended June 30, 2014, bad debt expense was $15.0 million, or 3.1% of revenue, compared to $6.6 million or 1.9% of revenue, for the same period in 2013. The increase in bad debt expense between periods is due in part to reserves provided on organic and acquired revenue growth. In addition, we recorded $2.7 million of bad debt expense in the six months ended June 30, 2014 due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated. As a result of the disruption, collections of accounts receivable and accounts receivable agings were negatively impacted. A final factor in bad debt growth has been the continuing trend toward high-deductible plans which has put more financial responsibility on patients who do not always have the ability to pay.

Acquisition and Integration Expenses. During the six months ended June 30, 2014 and 2013, acquisition and integration expenses were $11.8 million and $8.1 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the six months ended June 30, 2014 includes approximately $5.4 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible. These acquired accounts receivable were reserved at historical collection rates as of December 31, 2013 but based on lower than expected collections during the six months ended June 30, 2014, we no longer expect to achieve historical collection rates on the acquired accounts receivable.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $8.5 million and $2.7 million during the six months ended June 30, 2014 and 2013, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. The increase between periods primarily resulted from higher third party consulting costs during the six months ended June 30, 2014. During the six months ended June 30, 2014, we also incurred $1.6 million of training and transition costs compared to $1.3 million during the six months ended June 30, 2013. Training and transition costs include costs related to training, redundant salaries and wages, and retention bonuses for certain critical personnel.

Amortization of Intangibles. During the six months ended June 30, 2014, we recorded amortization of intangible assets of $3.3 million compared to $3.8 million for the same period in the prior year.

Interest Expense, Net. Net interest expense was $19.6 million for the six months ended June 30, 2014, compared to $13.0 million for the same period in 2013. The $6.6 million increase in interest expense resulted from an increase in long-term debt from $225.5 million at June 30, 2013 to $418.7 million at June 30, 2014 to fund the CarePoint Business acquisition. The increase in interest expense associated with higher debt levels was partially offset by lower interest rates.

Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2014 was $6.6 million on a pre-tax net loss of $37.3 million compared to $0.0 million of income tax benefit for the six months ended June 30, 2013 on a pre-tax net loss of $17.7 million. Our income tax expense for the six months ended June 30, 2014 includes expense of $19.4 million related to adjustments to our deferred tax asset valuation allowances partially offset by a tax benefit of $13.0 million based on statutory tax rates and a state tax expense of $0.1 million.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $1.3 million for the six months ended June 30, 2014, compared to income of $0.7 million for the same period in the prior year. The loss from discontinued operations during the six months ended June 30, 2014 primarily consists of legal fees related to the legal proceedings resulting from claims regarding the distribution of a certain medication by our legacy specialty pharmacy division partially offset by the net income, net of income taxes, related to the operations and sale of our Home Health Services segment.

Net Loss and Loss Per Share. Net loss for the six months ended June 30, 2014 was $45.1 million, or $0.66 per basic and diluted share. Net loss was $17.0 million, or $0.28 per basic and diluted share, for the same period in the preceding year.

Non-GAAP Measures

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$16,194	$13,995	$31,155	$25,992
PBM Services	1,837	4,916	3,512	11,111
Total Segment Adjusted EBITDA	18,031	18,911	34,667	37,103
Corporate overhead	(7,016)	(8,132)	(14,492)	(16,048)
Consolidated Adjusted EBITDA	11,015	10,779	20,175	21,055
Interest expense, net	(9,135)	(6,508)	(19,634)	(12,986)
Income tax (expense) benefit	(3,063)	(146)	(6,554)	29
Depreciation	(3,958)	(2,527)	(7,794)	(4,945)
Amortization of intangibles	(1,620)	(1,710)	(3,323)	(3,792)
Stock-based compensation expense	(1,998)	(3,860)	(4,884)	(5,833)
Acquisition and integration expenses	(5,333)	(3,512)	(11,832)	(8,135)
Restructuring and other expenses and investments	(4,519)	(1,812)	(10,021)	(3,052)
Loss from continuing operations, net of income taxes	$(18,611)	$(9,296)	$(43,867)	$(17,659)

Infusion Services segment Adjusted EBITDA increased during the three months and six months ended June 30, 2014 compared to the same periods in the prior year mainly as a result of organic revenue growth and acquisitions. This is partially offset by the increased cost allocation of certain corporate departments which is reflected in the segment Adjusted EBITDA for the six months ended June 30, 2014 and will continue to have an impact on the overall Infusion Services segment Adjusted EBITDA as certain retained corporate resources are redirected to grow and support the infusion business.

PBM Services segment Adjusted EBITDA decreased during the three months and six months ended June 30, 2014 compared to the same period in the prior year due to decreases in discount cash card volumes as well as pricing pressure generated by large network pharmacy chains.

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

We believe this provides useful information regarding the underlying performance of our business in comparison to our historical operating results. The tables below provide a reconciliation of our net loss from continuing operations, net of income taxes, and basic and diluted loss per common share from continuing operations as reported under GAAP to our Adjusted EPS presentation, which is a non-GAAP measure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 [1,3]	2013 [2,3]	2014 [1,3]	2013 [2,3]
Net loss from continuing operations, net of income taxes	$(18,611)	$(9,296)	$(43,867)	$(17,659)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	4,519	1,753	10,021	2,966
Acquisition and integration expenses	5,333	3,399	11,832	7,906
Amortization of intangibles	1,620	1,655	3,323	3,685
Stock-based compensation expense	1,998	3,735	4,884	5,669
Non-GAAP net income (loss) from continuing operations	$(5,141)	$1,246	$(13,807)	$2,567

Loss per share from continuing operations, basic and diluted	$(0.27)	$(0.14)	$(0.64)	$(0.29)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	0.07	0.03	0.15	0.05
Acquisition and integration expenses	0.08	0.05	0.17	0.13
Amortization of intangibles	0.02	0.03	0.05	0.06
Stock-based compensation expense	0.03	0.06	0.07	0.10
Non-GAAP earnings (loss) per share from continuing operations, basic and diluted	$(0.07)	$0.03	$(0.20)	$0.05

Weighted average shares outstanding, basic and diluted	68,468	65,025	68,354	61,058

1 For the three months and six months ended June 30, 2014, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. However, the Company has recorded a full valuation allowance on its deferred tax assets and, as a result, no tax benefit is being recognized for the non-GAAP net loss from continuing operations. The tax expense in continuing operations relates to indefinite-lived intangible assets and an insignificant amount of state tax expense which would not be impacted by the non-GAAP adjustments above. Accordingly, no tax expense has been allocated to the non-GAAP adjustments.

2 For the three months and six months ended June 30, 2013, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $59, $113, $55 and $125, respectively, for the three months ended June 30, 2013 and $86, $229, $107 and $164, respectively, for the six months ended June 30, 2013. The tax effect of these adjustments on a per share basis is not meaningful.

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

Net cash used in operating activities from continuing operations totaled $26.7 million during the six months ended June 30, 2014 compared to $22.8 million during the six months ended June 30, 2013. The cash used in operating activities from continuing operations for the six months ended June 30, 2014 resulted from the loss from continuing operations net of income taxes of $43.9 million, a $18.3 million increase in net accounts receivables as a result of increased sales from acquired businesses, organic growth and aging of accounts receivable that has occurred due to disruption to operations during the acquisition integrations. These increases in working capital needs were partially offset by increases in accounts payable of $6.1 million and claims payable of $1.5 million. The cash used from operations during the prior year period resulted from the net loss from continuing operations net of income taxes of $17.7 million, an increase in receivables of $15.9 million and an increase in accrued expenses and other liabilities of $12.5 million partially offset by a decrease in inventories of $10.1 million.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2014 was $7.4 million compared to $77.5 million of cash used during the same period in 2013. The 2013 amount includes $72.9 million related to the acquisition of HomeChoice. Expenditures for property and equipment were $6.9 million during the 2014 period as compared to $11.0 million in 2013. The net proceeds from the sale of the Home Health Services Business of $57.7 million are included in net cash provided by investing activities from discontinued operations in the six months ended June 30, 2014.

Net cash used in financing activities from continuing operations during the six months ended June 30, 2014 was $18.8 million compared to cash provided from continuing operations of $119.1 million during the same period in 2013. The cash used in 2014 results from repayments of $59.3 million on our Revolving Credit Facility (defined below) and $135.2 million of the term loan portion of the Senior Credit Facilities (defined below). These repayments were funded by the net proceeds of $193.9 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). In addition, we repaid $17.2 million on our Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities from the net proceeds from our sale of the Home Health Business.

At June 30, 2014, we had working capital of $113.2 million compared to $62.6 million at December 31, 2013.  The $50.6 million increase in working capital results from an increase in net accounts receivable and a reduction in current portion of long-term debt. At June 30, 2014, our Revolving Credit Facility was undrawn and available for working capital needs.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of June 30, 2014 the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of our Home Health Business were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities. Once repaid, amounts under the Term Loan B Facility and the Delayed Draw Term Loan Facility may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan B Facility and the Delayed Draw Term Loan Facility each mature on July 31, 2020 at which time the remaining principal amount of approximately $222.8 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 2021 Notes with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

Interest on the 2021 Notes accrues at the rate of 8.875% per annum and is payable semi-annually in cash in arrears on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

Income Taxes

At June 30, 2014, we had Federal net operating loss (“NOL”) carry forwards of approximately $109.1 million, of which $23.2 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $18.2 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $142.4 million, the majority of which will begin expiring in 2017 and later.

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

The following table sets forth our contractual obligations affecting cash in the future as of June 30, 2014 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt (1)	$648,640	$17,228	$34,457	$34,457	$34,457	$34,457	$493,584
Operating lease obligations	30,896	4,487	7,853	6,255	5,225	3,592	3,484
Capital lease obligations (1)	859	246	418	122	62	11	—
Settlement agreement (2)	12,623	—	6,417	6,206	—	—	—
Purchase commitment (3)	15,809	15,809	—	—	—	—	—
Total	$708,827	$37,770	$49,145	$47,040	$39,744	$38,060	$497,068

(1)	Includes principal and estimated interest.

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, management concluded that our disclosure controls as of December 31, 2013 were not effective as a result of a material weakness in internal control over financial reporting related to the establishment of accounts receivable related reserves and the timely recognition of bad debt expense. In addition, a second material weakness was identified related to certain clerical errors and documentation omissions in the contingent consideration calculations which were provided to our auditors. These material weaknesses were disclosed in Item 9A of the Annual Report.

The material weakness related to the contingent consideration calculations was remediated in the first quarter of 2014. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2014, management has identified no new material weaknesses other than those described in the Annual Report. Although progress has been made to address such material weakness, management has concluded that the material weakness related to establishment of accounts receivable related reserves disclosed in the Annual Report continues to exist as of June 30, 2014, and therefore, has also concluded that our disclosure controls and procedures were not effective as of June 30, 2014 for the same reasons disclosed in the Annual Report.

Changes in Internal Control Over Financial Reporting

In light of the material weakness in internal control over financial reporting that continued to exist as of June 30, 2014, management performed additional analysis and procedures to ensure the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with GAAP. Accordingly, management believes that the accompanying Unaudited Consolidated Financial Statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report.

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

As previously disclosed in the Annual Report, on November 15, 2013, a putative securities class action lawsuit was filed against BioScrip, Inc., Mr. Smith, Mr. Tran, Ms. Graves, Ms. Bogusz, Kimberlee C. Seah, our Senior Vice President, Secretary and General Counsel, the following members of our Board of Directors: Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Hubers, Richard L. Robbins, Stuart A. Samuels and Gordon H. Woodward, Jefferies LLC, Morgan Stanley & Co. LLC, SunTrust Robinson Humphrey, Inc., Dougherty & Company, and Noble International Investments, Inc., on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive.

As previously disclosed in the Annual Report, on December 19, 2013, the United States District Court for the Southern District of New York entered an order consolidating the two class action lawsuits and appointing The Fresno County Employee’s Retirement Association as lead plaintiff. Upon consolidation, the consolidated class action was recaptioned In re BioScrip, Inc. Securities Litigation. The lead plaintiff filed a consolidated complaint on February 19, 2014, naming BioScrip, Inc., Mr. Smith, Mr. Tran, Ms. Bogusz, Ms. Seah, Mr. Holubiak, Ms. Collins, Mr. Frieder, Mr. Hubers, Mr. Robbins, Mr. Samuels, Mr. Woodward, Jefferies LLC, Morgan Stanley & Co. LLC, SunTrust Robinson Humphrey, Inc. Dougherty & Company, Noble International Investments, Inc. and Kohlberg & Co., a stockholder of BioScrip, Inc., as a defendants. The consolidated complaint is brought on behalf of a putative class of purchasers of our securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased our securities pursuant or traceable to two underwritten public offerings conducted in April 2013 and August 2013. The consolidated complaint alleges generally that defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of the Medication as well as our PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. As previously disclosed in our Form 10-Q filed with the SEC on May 12, 2014, all defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. Briefing on the motion to dismiss was complete on July 28, 2014. We and our officers deny any allegations of wrongdoing in the consolidated class action lawsuit. We and our officers believe all of the claims in the consolidated class action lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that we will be successful in our defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), one of the subsidiaries we acquired through our acquisition of CHS, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York (the “Lawsuit”). The complaint alleged principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS’s obligation to close. Alexander Infusion sued for $3.5 million in damages. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively “Alexander Parties”) to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000. We did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of $325,000 in accounts receivable due to us from the Alexander Parties. Under the Agreement and Plan of Merger, dated as of January 24, 2010, by and among the Company, Camelot Acquisition Corp., Critical Homecare Solutions Holdings, Inc., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg Offshore Investors V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Robert Cucuel, Ms. Graves, Nitin Patel, Joey Ryan, Blackstone Mezzanine Partners II L.P., Blackstone Mezzanine Holdings II L.P., and S.A.C. Domestic Capital Funding, Ltd., the former CHS stockholders agreed to indemnify us in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion. As previously disclosed in our Form 10-Q filed with the SEC on May 12, 2014, the Lawsuit was dismissed on April 8, 2014.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, are hereby incorporated by reference. There have been no material changes to such risk factors during the three months ended June 30, 2014.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC, the direct and indirect subsidiaries of CarePoint Partners Holdings LLC, and the members of CarePoint Partners Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 18, 2013, SEC File Number 000-28740). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission (the “SEC”) upon request.

2.2
Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identified on the signature pages thereto, the Company and LHC Group, Inc. (the “Stock Purchase Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2014, SEC File Number 000-28740). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

2.3
Amendment No. 1, dated as of March 31, 2014, to the Stock Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 1, 2014, SEC File Number 000-28740). (Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-119098) declared effective on January 26, 2005).

3.2
Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 10, 2010, SEC File Number 000-28740).

3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
10.1	Amended and Restated BioScrip, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2014, SEC File Number 000-28740).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months and the six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2014.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer