Form 10-Q
period 2014-09-30
BioScrip, Inc.
filed 2014-11-07
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

On November 5, 2014, there were 68,636,465 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$1,001
Receivables, less allowance for doubtful accounts of $39,240 and $17,836 as of September 30, 2014 and December 31, 2013, respectively	170,633	172,187
Inventory	33,777	34,341
Prepaid expenses and other current assets	11,148	14,110
Current assets of discontinued operations	—	15,316
Total current assets	215,558	236,955
Property and equipment, net	40,049	41,182
Goodwill	573,323	571,337
Intangible assets, net	11,881	16,824
Deferred financing costs	16,757	17,184
Other non-current assets	1,275	3,733
Non-current assets of discontinued operations	—	49,643
Total assets	$858,843	$936,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,925	$60,257
Accounts payable	74,849	63,575
Claims payable	8,639	2,547
Amounts due to plan sponsors	7,243	4,826
Accrued interest	2,608	2,173
Accrued expenses and other current liabilities	37,255	34,352
Current liabilities of discontinued operations	—	6,576
Total current liabilities	135,519	174,306
Long-term debt, net of current portion	418,355	375,322
Deferred taxes	18,187	8,954
Other non-current liabilities	8,255	17,540
Other non-current liabilities of discontinued operations	—	6,153
Total liabilities	580,316	582,275
Stockholders’ equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,218,985 and 70,711,439 shares issued and 68,636,465 and 68,128,919 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	8	7
Treasury stock, 2,582,520 shares at cost	(10,311)	(10,311)
Additional paid-in capital	527,410	519,625
Accumulated deficit	(238,580)	(154,738)
Total stockholders’ equity	278,527	354,583
Total liabilities and stockholders’ equity	$858,843	$936,858
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$226,421	$169,011	$667,601	$469,594
Service revenue	17,538	21,620	62,776	74,380
Total revenue	243,959	190,631	730,377	543,974

Cost of product revenue	162,125	115,565	475,523	323,823
Cost of service revenue	16,832	13,411	59,396	44,734
Total cost of revenue	178,957	128,976	534,919	368,557

Gross profit	65,002	61,655	195,458	175,417

Selling, general and administrative expenses	58,702	52,454	175,126	149,671
Change in fair value of contingent consideration	(86)	(412)	(6,941)	(412)
Bad debt expense	26,080	3,624	41,041	10,265
Acquisition and integration expenses	2,922	4,890	14,754	13,025
Restructuring and other expenses	1,846	778	10,296	3,457
Amortization of intangibles	1,620	1,009	4,943	4,801
Loss from continuing operations	(26,082)	(688)	(43,761)	(5,390)
Interest expense, net	9,563	7,183	29,197	20,169
Loss on extinguishment of debt	—	15,898	—	15,898
Loss from continuing operations before income taxes	(35,645)	(23,769)	(72,958)	(41,457)
Income tax expense (benefit)	1,930	(13)	8,484	(42)
Loss from continuing operations, net of income taxes	(37,575)	(23,756)	(81,442)	(41,415)
Loss from discontinued operations, net of income taxes	(1,135)	(10,331)	(2,400)	(9,680)
Net loss	$(38,710)	$(34,087)	$(83,842)	$(51,095)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.55)	$(0.37)	$(1.19)	$(0.66)
Loss from discontinued operations, basic and diluted	(0.02)	(0.16)	(0.04)	(0.15)
Net loss, basic and diluted	$(0.57)	$(0.53)	$(1.23)	$(0.81)

Weighted average common shares outstanding, basic and diluted	68,615	67,912	68,421	63,368

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(83,842)	$(51,095)
Less: (loss) from discontinued operations, net of income taxes	(2,400)	(9,680)
(Loss) from continuing operations, net of income taxes	(81,442)	(41,415)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	11,999	8,169
Amortization of intangibles	4,943	4,801
Amortization of deferred financing costs and debt discount	3,607	1,410
Change in fair value of contingent consideration	(6,941)	(412)
Change in deferred income taxes	8,218	1,393
Compensation under stock-based compensation plans	6,637	7,260
Loss on extinguishment of debt	—	15,898
Equity in net loss of unconsolidated affiliate	—	661
Changes in assets and liabilities, net of amounts acquired in acquisitions:
Receivables, net of bad debt expense	827	(20,655)
Inventory	486	8,875
Prepaid expenses and other assets	5,774	830
Accounts payable	10,837	8,041
Claims payable	6,092	(5,275)
Amounts due to plan sponsors	2,417	(10,254)
Accrued interest	436	(3,832)
Accrued expenses and other liabilities	(561)	(4,435)
Net cash (used in) operating activities from continuing operations	(26,671)	(28,940)
Net cash (used in) operating activities from discontinued operations	(5,074)	(9,322)
Net cash (used in) operating activities	(31,745)	(38,262)
Cash flows from investing activities:
Purchases of property and equipment, net	(11,319)	(19,881)
Cash consideration paid for acquisitions, net of cash acquired	(454)	(285,039)
Net cash proceeds from sale of unconsolidated affiliate	—	8,509
Cash advances to unconsolidated affiliate	—	(2,348)
Net cash (used in) investing activities from continuing operations	(11,773)	(298,759)
Net cash provided by (used in) investing activities from discontinued operations	57,677	(48)
Net cash provided by (used in) investing activities	45,904	(298,807)
Cash flows from financing activities:
Proceeds from public stock offering	—	118,570
Proceeds from new senior notes due 2021, net of lender fees and other expenses	193,851	—
Proceeds from new senior credit facility, net of fees paid to issuers	—	377,283
Repayment of 10 1/4% senior unsecured notes	—	(237,397)
Deferred and other financing costs	(2,115)	—
Borrowings on line of credit	205,700	379,896
Repayments on line of credit	(241,203)	(364,859)
Principal payments on long-term debt	(172,243)	—
Repayments of capital leases	(248)	(809)
Net proceeds from exercise of common stock purchase warrants	—	399
Net proceeds from exercise of employee stock compensation plans	1,098	1,885
Net cash provided by (used in) financing activities	(15,160)	274,968
Net change in cash and cash equivalents	(1,001)	(62,101)
Cash and cash equivalents - beginning of period	1,001	62,101
Cash and cash equivalents - end of period	$—	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$25,328	$22,598
Cash paid during the period for income taxes	$1,692	$242
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

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

Change in Estimate of the Collectability of Accounts Receivable

During the nine months ended September 30, 2014, the Company experienced deterioration in the aging of certain accounts receivable primarily due to delays and disruptions related to the integration of its acquisitions in 2013. The disruption to billing and collection processes was attributable in part to the following:

•	Re-licensure and new managed care credentialing was required in connection with the CarePoint Business;

•	Medicare claims were not filed until retraining and review of eligibility was performed;

•	Merged facilities and work teams in seven large markets and related employee turnover;

•	Conversion to a single version of our dispensing and billing system while still managing accounts receivable run-off on five other legacy versions; and

•	Cash posting challenges that delayed secondary and patient billings and patient statement issuance.

The Company outsourced collections to third party agency partners and hired and trained billing and collection personnel to mitigate the effects of the disruption, however, the Company has experienced more difficulty collecting the aged balances than it originally estimated. While the Company has provided incremental allowances in the prior quarters of 2014 to address the developing deterioration, during the three months ended September 30, 2014, the Company materially changed its estimates based on actual collection experience during and after the acquisition disruption period. As a result, the Company recorded adjustments to reserves in the quarter ended September 30, 2014 of approximately $23.1 million consisting of $19.9 million to its allowance for bad debts and $3.2 million to its contractual adjustment reserves due to the deterioration of the Infusion Services segment accounts receivable aging. The increase in reserves in the three months ended September 30, 2014 was predominantly on aged balances over 365 days old. For the nine months ended September 30, 2014, the incremental adjustments are approximately $28.7 million consisting of $23.1 million to the allowance for doubtful accounts and $5.6 million of contractual adjustment reserves.

Collections of billed revenues have returned to historical Infusion Services segment levels during the three months ended September 30, 2014 while the Company’s accounts receivable over 180 days have increased by $23.0 million since December 31, 2013. As a result, the Company increased the allowance for doubtful accounts by $21.4 million from December 31, 2013 and the allowance for doubtful accounts as a percentage of total accounts receivable is 18.7% at September 30, 2014 compared to 9.4% at December 31, 2013. The following table summarizes the aging of the Company’s net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2014			December 31, 2013
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$28,158	$13,632	$41,790	$27,622	$7,864	$35,486
Commercial	116,846	35,070	151,916	122,660	26,975	149,635
Patient	4,904	11,263	16,167	2,792	2,110	4,902
Gross accounts receivable	$149,908	$59,965	209,873	$153,074	$36,949	190,023
Allowance for doubtful accounts			(39,240)			(17,836)
Net accounts receivable			$170,633			$172,187

The result of this change in estimate was to increase the loss from continuing operations by $23.1 million and $28.7 million for the three months and nine months ended September 30, 2014, respectively. Net loss per share (basic and diluted) increased by $0.34 and $0.42 per share for the three months and nine months ended September 30, 2014, respectively. The tax effect of these adjustments is not significant because the tax benefit would be offset by the change in the valuation allowance.

Variable Interest Entity

The Company previously had an affiliate equity investment in a variable interest entity that developed a platform to facilitate the flow, management and sharing of vital health and medical information with stakeholders across the healthcare ecosystem. On April 19, 2013, the Company, along with all other minority investors, completed the sale of its affiliate equity investment in this variable interest entity.  At closing, the Company received a cash payment of $8.5 million, with an additional $1.1 million held in escrow.  As of September 30, 2014, the unpaid escrow balance attributable to the Company was $0.5 million. The Company also expects to receive additional services or cash from an existing guarantee during the two years following close. The terms of the services to be provided or the cash guarantee to be paid will be determined by the Company and the parties involved in the sale. As of September 30, 2014, a receivable of $2.4 million is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

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

NOTE 2--	EARNINGS PER SHARE

Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Loss from continuing operations, net of income taxes	$(37,575)	$(23,756)	$(81,442)	$(41,415)
Loss from discontinued operations, net of income taxes	(1,135)	(10,331)	(2,400)	(9,680)
Net loss	$(38,710)	$(34,087)	$(83,842)	$(51,095)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,615	67,912	68,421	63,368

Loss from continuing operations, basic and diluted	$(0.55)	$(0.37)	$(1.19)	$(0.66)
Loss from discontinued operations, basic and diluted	(0.02)	(0.16)	(0.04)	(0.15)
Loss per common share, basic and diluted	$(0.57)	$(0.53)	$(1.23)	$(0.81)

ASC Topic 260, Earnings Per Share, requires that income from continuing operations be used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and nine months ended September 30, 2014 and 2013 excludes the effect of the Company’s 3.1 million common stock purchase warrants with an exercise price of $10 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) in 2010 as their inclusion would be anti-dilutive to earnings per common share from continuing operations. In addition to the warrants, the computation of diluted shares for the three months ended September 30, 2014 and 2013 excludes the effect of 3.8 million and 6.3 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations. For the nine months ended September 30, 2014 and 2013, the computation of diluted shares excludes the effect of 4.2 million and 6.3 million shares, respectively, of other common stock equivalents as their inclusion would be anti-dilutive to earnings per common share from continuing operations.

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

In addition, the purchase agreement provides that the purchase price could be increased by contingent consideration of $10.0 million if the CarePoint Business achieves a specified level of product gross profit during the one-year period following the closing date. If the specified level of product gross profit is not achieved, no contingent consideration will be due to the sellers. The Company reported actual product gross profit for the measurement period from September 1, 2013 to August 31, 2014 to the sellers on October 15, 2014. The report indicated that the requisite level of product gross profit was not achieved during the measurement period. Should the sellers disagree with the Company’s report, the purchase agreement provides for the dispute to be settled through arbitration.

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

As of September 30, 2014, the fair value of the contingent consideration was remeasured considering that the required product gross profit was not achieved during the measurement period and the uncertainties around the potential arbitration process. The Company believes it will prevail if arbitration is required, however some uncertainty is inherent in any arbitration process. As a result, the fair value of the contingent consideration was maintained at $5.0 million as of September 30, 2014. Should an arbitrator rule against the Company, an additional expense of $5.0 million will be recorded over and above the accrual of $5.0 million estimated at September 30, 2014. Should an arbitrator rule for the Company, the liability for contingent consideration will be reversed and, as a result, additional income of $5.0 million will be recorded. The liability for the contingent consideration is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The $0.0 million and $4.8 million of income resulting from the reduction of the fair value of the contingent consideration for the three months and nine months ended September 30, 2014, respectively, is included in the change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations

The Company funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (see Note 9 - Debt).

The table below summarizes the Company’s assessment of the fair values of the assets acquired and liabilities assumed as of the date of closing of the acquisition of the CarePoint Business (in thousands):

Fair Value
Cash	$14
Accounts receivable	15,917
Inventories	3,184
Other current assets	215
Property and equipment	3,266
Identifiable intangible assets(1)	16,700
Current liabilities	(8,697)
Non-current liabilities	(721)
Total identifiable net assets	29,878
Goodwill	189,214
Total cash and fair value of contingent consideration	$219,092

(1)	The following table summarizes the amounts and useful lives assigned to identifiable intangible assets (in thousands):

	Weighted- Average Useful Lives	Amounts Recognized as of the Closing Date
Customer relationships	2 - 4 years	$13,600
Trademarks	2 years	2,600
Non-compete agreements	5 years	500
Total identifiable intangible assets acquired		$16,700

The excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill. The value of goodwill represents the value the Company expects to be created by combining the various operations of the CarePoint Business with the Company’s operations, including the expansion into new infusion markets, the opportunity to consolidate and upgrade certain existing facilities, access to new patients and potential cost savings and synergies. The CarePoint transaction was structured such that the amount allocated to goodwill will be deductible for income tax purposes in accordance with applicable tax rules.

The accompanying Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 include revenues of $36.5 million and $116.4 million and loss from continuing operations of $2.1 million and $1.1 million for the CarePoint Business, respectively. The accompanying Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 include revenues of $14.0 million and income from continuing operations of $1.1 million for the period from the date of acquisition through September 30, 2013.

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

While the acquisition has generated revenues as expected in the transaction valuation model, revenues through September 30, 2014 have not exceeded the aggressive earnout performance pace required. Specifically, revenue generating opportunities through various potential business relationships have not come to fruition and thus the probability of attaining the high level of growth required to achieve the earnout has been diminishing over the past year resulting in a lower probability of a future payout of contingent consideration. As of September 30, 2014, the fair value of the contingent consideration was again remeasured at fair value using actual operating results through September 30, 2014 and forecasted operating results for the remainder of 2014. As a result of this remeasurement, the probability of the payment of any contingent consideration appeared negligible. As a result, the fair value of the contingent consideration was reduced to $0.0 million. The $0.1 million and $2.1 million of income resulting from the reduction in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2014.

The accompanying Unaudited Consolidated Statements of Operations include revenues of $22.2 million and $18.9 million and income from continuing operations of $1.2 million, and $1.1 million related to HomeChoice for the three months ended September 30, 2014 and 2013, respectively. The accompanying Unaudited Consolidated Statements of Operations include revenues of $64.7 million and $47.5 million and income from continuing operations of $7.3 million and $0.8 million for the nine months ended September 30, 2014 and for the period from the date of acquisition to September 30, 2013, respectively.

InfuScience, Inc.

On July 31, 2012, the Company acquired 100% of InfuScience, Inc. (“InfuScience”) for a cash payment of $38.3 million. The terms of the agreement provided that the purchase price could be increased by contingent consideration of up to $3.0 million based on the results of operations during the 24 month period through July 31, 2014. InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

At the date of acquisition, the fair value of the potential contingent consideration, determined using Level 3 inputs based on the present value of various payout scenarios and weighted on the basis of probability, was estimated at $2.9 million. During the nine months ended September 30, 2013, the Company made payments of $1.4 million related to the contingent consideration. As of September 30, 2013, the fair value of the contingent consideration was remeasured at fair value using actual operating results through September 30, 2013 and forecasted operating results for the remainder of 2013. As a result of this remeasurement, the fair value of the remaining contingent consideration was reduced to $1.1 million and is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets at September 30, 2013. The $0.4 million of income resulting from the reduction in the fair value of the contingent liability is included in change in fair value of contingent consideration in the accompanying Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2013. As of September 30, 2014, the Company has made contingent payments of $3.0 million based on the achievement of expected operating results and as a result, the contingent consideration has been fully paid.

Acquisition and Integration Costs

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses of the accompanying Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions; employee severance related to staff rationalization; temporary redundant costs and integration costs to convert to common policies, procedures, and information systems. The following table summarizes the acquisition and integration expenses for the three months and nine months ended September 30, 2014 and 2013 related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Legal and professional fees	$1,689	$1,130	$4,235	$4,089
Financial advisory fees	—	2,413	—	2,413
Employee costs including redundant salaries and benefits and severance	312	876	1,892	2,353
Facilities consolidation and discontinuation	364	198	1,022	1,214
Change in revenue reserves related to acquired accounts receivable	451	—	5,871	—
Legal settlement	1	—	334	2,300
Other	105	273	1,400	656
Total	$2,922	$4,890	$14,754	$13,025

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

Pro Forma Impact of Acquisitions

The following shows summarized unaudited pro forma consolidated results of operations for the three months and nine months ended September 30, 2014 and 2013 as if the CarePoint and HomeChoice acquisitions had occurred as of January 1, 2013 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$243,959	$214,317	$730,377	$651,344
Loss from continuing operations, net of income taxes	$(37,575)	$(24,834)	$(81,442)	$(41,622)
Basic and diluted loss per share from continuing operations	$(0.55)	$(0.37)	$(1.19)	$(0.66)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense	$—	$247	$—	$1,578
Amortization expense	$—	$(504)	$—	$(866)
Income tax benefit (expense)	$—	$(622)	$—	$(2,785)

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

Pursuant to the terms of the Stock Purchase Agreement, as amended, the Company received total consideration of approximately $59.5 million paid in cash (the “Purchase Price”) at closing. The Company used a portion of the net proceeds from the sale to pay down a portion of the Company’s outstanding debt. Subsequently, the Purchase Price was adjusted for net working capital of the Subject Companies as of the closing date that resulted in an additional payment to the Company of approximately $1.1 million. As a result of this adjustment, the final Purchase Price received by the Company was approximately $60.6 million.

The sale of the Home Health Business is consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services segment. As a result, the Company has decided to cease the material portion of its Home Health operations at the one location excluded from the Stock Purchase Agreement, as amended, and has reclassified its operations to discontinued operations for all prior periods in the accompanying Unaudited Consolidated Financial Statements. In addition, the Unaudited Consolidated Statements of Operations previously reported by the Company as of March 31, 2014 have been reclassified to include this Home Health location in income from discontinued operations, net of income taxes. The effect of this reclassification reduced total revenue by $0.3 million to $239.3 million and reduced loss from continuing operations, net of income taxes by $0.2 million to $25.3 million for the three months ended March 31, 2014. The reclassification had no effect on previously reported net loss or net loss per common share for the three months ended March 31, 2014.

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

The operating results included in discontinued operations of the Home Health Business for the three months and nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$196	$18,248	$18,588	$54,709
Gross profit	$(68)	$7,027	$6,886	$21,514
Selling, general and administrative expenses	512	5,964	7,887	17,554
Bad debt expense	3	323	903	763
Income (loss) from operations	(583)	740	(1,904)	3,197
Gain on sale before income taxes	(11)	—	2,056	—
Financial advisor fee and legal expenses	—	—	(2,875)	—
Impairment of assets	—	—	(452)	—
Other costs and expenses	—	—	(47)	—
Income (loss) before income taxes	(594)	740	(3,222)	3,197
Income tax expense (benefit)	(57)	(574)	(4,243)	11
Income (loss) from discontinued operations, net of income taxes	$(537)	$1,314	$1,021	$3,186

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

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months and nine months ended September 30, 2014 and 2013, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$—	$(3)	$—	$(58)
Gross profit	$—	$580	$(27)	$503
Operating expenses	598	3,768	3,394	4,960
Legal settlement expense	—	15,000	—	15,000
Interest (income) expense	—	—	—	(41)
Gain on sale, before income taxes	—	6,543	—	6,550
Income (loss) from discontinued operations, net of income taxes	$(598)	$(11,645)	$(3,421)	$(12,866)

Operating expenses during the three months and nine months ended September 30, 2014 primarily consist of legal fees related to the legal proceedings discussed in Note 10 - Commitments and Contingencies.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement represented the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company’s traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-four states (the “Settling States”). The State Settlement Agreements represented the state component of the Company’s agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 10 - Commitments and Contingencies).

As of September 30, 2014 and December 31, 2013, there were accruals of $12.8 million and $16.3 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Employee Severance and Other Benefits	Other Costs	Total
Balance at December 31, 2013	$15,000	$92	$1,195	$16,287
Expenses	291	—	3,225	3,516
Cash payments	(3,014)	(92)	(3,756)	(6,862)
Non-cash charges and adjustments	—	—	(95)	(95)
Balance at September 30, 2014	$12,277	$—	$569	$12,846

NOTE 6--GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	Infusion Services	PBM Services	Total
Balance at December 31, 2013	$558,593	$12,744	$571,337
Other adjustments	1,986	—	1,986
Balance at September 30, 2014	$560,579	$12,744	$573,323

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

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(15,481)	$10,169	$25,650	$(12,062)	$13,588
Infusion trademarks	6,200	(4,880)	1,320	6,200	(3,514)	2,686
Non-compete agreements	1,500	(1,108)	392	1,500	(950)	550
	$33,350	$(21,469)	$11,881	$33,350	$(16,526)	$16,824

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	5 months - 4 years
Infusion trademarks	23 months - 3 years
Non-compete agreements	1 to 5 years

Intangible assets of $15.4 million related to the Home Health Business sold on March 31, 2014 are included in non-current assets of discontinued operations in the accompanying Consolidated Balance Sheets at December 31, 2013 (see Note 5 - Discontinued Operations).

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $1.6 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $4.9 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively. Future amortization expense is anticipated to be as follows (in thousands):

2014 (three months)	$1,620
2015	5,318
2016	3,078
2017	1,799
2018 and beyond	66
Total	$11,881

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

Restructuring Phase I

As a result of Restructuring Phase I, the Company incurred restructuring expenses of approximately $0.2 million related to facility-related costs during the nine months ended September 30, 2014. The Company did not incur any significant restructuring expenses related to Phase I during the nine months ended September 30, 2013, although some amounts previously accrued were adjusted.

Since inception of Restructuring Phase I, the Company has incurred approximately $10.3 million in total Phase I expenses, consisting of $4.3 million of third-party consulting costs, $4.1 million of employee severance and other benefit-related costs related to workforce reductions, and $1.8 million of facility-related costs.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of September 30, 2014, there are restructuring accruals of $0.5 million related to Phase I included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Facility-Related Costs	Total
Balance at December 31, 2013	$521	$521
Expenses	186	186
Cash payments	(256)	(256)
Balance at September 30, 2014	$451	$451

Restructuring Phase II

As a result of Restructuring Phase II, the Company incurred restructuring expenses of approximately $1.2 million and $8.0 million during three months and nine months ended September 30, 2014, respectively, consisting of employee severance and other benefit-related costs as the result of workforce reductions and third-party consulting costs. Restructuring expenses for the three months and nine months ended September 30, 2013 were $47.0 thousand and $0.7 million, respectively.

Since inception of Phase II of restructuring, the Company has incurred approximately $13.4 million in total expenses, consisting of $4.2 million of employee severance and other benefit-related costs related to workforce reductions, $8.0 million in third party consulting costs and $1.2 million of other costs.

The restructuring costs are included in restructuring and other expenses on the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 11. As of September 30, 2014, there are restructuring accruals of approximately $1.2 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2013	$896	$1,551	$34	$2,481
Expenses	1,581	6,183	245	8,009
Cash payments	(2,119)	(6,894)	(245)	(9,258)
Balance at September 30, 2014	$358	$840	$34	$1,232

Other Expenses

Other expenses include training and transitional costs, redundant salaries, certain fees associated with the Pharmacy Services Asset Sale and the sale of its Home Health Business and the Company’s equity in the net loss of its unconsolidated affiliate. Other expenses totaled $0.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $2.3 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 8--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer and office equipment	$23,287	$19,961
Software capitalized for internal use	16,686	13,746
Vehicles, including equipment acquired under capital leases	2,219	2,056
Medical equipment, including equipment acquired under capital leases	29,129	22,247
Work in progress	3,566	8,815
Furniture and fixtures	4,469	4,291
Leasehold improvements	13,215	12,082
	92,571	83,198
Less: Accumulated depreciation	(52,522)	(42,016)
Property and equipment, net	$40,049	$41,182

The Company had an insignificant amount of vehicles and medical equipment under capital lease as of September 30, 2014 and December 31, 2013.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $4.2 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively, and $12.0 million and $8.2 million for the nine months ended September 30, 2014 and 2013, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 9--DEBT

As of September 30, 2014 and December 31, 2013, the Company’s debt consisted of the following obligations (in thousands):

	September 30, 2014	December 31, 2013
Revolving Credit Facility	$4,500	$40,003
Term Loan Facilities	222,757	395,000
2021 Notes, net of unamortized discount	195,327	—
Capital leases	696	576
Total Debt	423,280	435,579
Less: Current portion	4,925	60,257
Long-term debt, net of current portion	$418,355	$375,322

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

The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of September 30, 2014, the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

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

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of September 30, 2014, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

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

Interest Expense, net

Interest expense consisted of the following for the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revolving Credit Facility	$413	$184	$1,181	$184
Term Loan Facilities	3,700	3,858	13,119	3,858
Prior Credit Facility	—	6	—	827
2015 Notes	—	2,428	—	13,960
2021 Notes	4,646	—	11,390	—
Amortization of deferred financing costs	730	688	3,280	1,410
Amortization of debt discount	132	—	327	—
Other, net	(58)	19	(100)	(70)
Interest expense, net	$9,563	$7,183	$29,197	$20,169

The increase in interest expense during the three months and nine months ended September 30, 2014 as compared to the same periods in 2013 results from higher debt levels partially offset by lower interest rates. The increase in debt primarily relates to the acquisition of the CarePoint Business.

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

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of September 30, 2014, the Company has paid $3.0 million, including interest, related to the Settlement Agreements and $450,000 of fees to the Relator.

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

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), a subsidiary of the Company, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York (the “Lawsuit”). The complaint alleged principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS’s obligation to close. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively the “Alexander Parties”) to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000, and the Lawsuit was dismissed on April 8, 2014. The Company did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of $325,000 on accounts receivable due to the Company from the Alexander Parties. In addition, under the merger agreement dated as of January 24, 2010, by and among the Company, CHS and the former CHS stockholders, the former CHS stockholders agreed to indemnify the Company, subject to certain limits, in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor has ceased paying amounts due to the Company. As of September 30, 2014, the total amount owed to the Company is approximately $6.8 million. The Company has initiated arbitration to collect approximately $6.8 million due from the third party processor. As of September 30, 2014, no reserve has been provided for the amounts due to the Company.

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

As of September 30, 2014, future minimum lease payments, including interest, under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2014 (three months)	$2,265	$122	$2,387
2015	8,332	418	8,750
2016	6,785	122	6,907
2017	5,775	62	5,837
2018	3,987	11	3,998
2019 and thereafter	4,793	—	4,793
Total	$31,937	$735	$32,672

Rent expense for leased facilities and equipment was approximately $2.0 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $5.9 million and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Purchase Commitments

As of September 30, 2014, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $11.0 million during the remainder of 2014 and $47.4 million for the year ending December 31, 2015.  These purchase commitments are made at levels expected to be used in the normal course of business.

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

Segment Reporting Information
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Results of Operations:
Revenue:
Infusion Services - product revenue	$226,421	$169,011	$667,601	$469,594
Infusion Services - service revenue	5,122	5,614	15,559	15,282
Total Infusion Services revenue	231,543	174,625	683,160	484,876
PBM Services - service revenue	12,416	16,006	47,217	59,098
Total revenue	$243,959	$190,631	$730,377	$543,974

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$(6,344)	$14,623	$24,811	$40,615
PBM Services	1,625	4,274	5,137	15,385
Total Segment Adjusted EBITDA	(4,719)	18,897	29,948	56,000

Corporate overhead	(7,893)	(7,483)	(22,385)	(23,531)

Interest expense, net	(9,563)	(7,183)	(29,197)	(20,169)
Loss on extinguishment of debt	—	(15,898)	—	(15,898)
Income tax (expense) benefit	(1,930)	13	(8,484)	42
Depreciation	(4,205)	(3,225)	(11,999)	(8,169)
Amortization of intangibles	(1,620)	(1,009)	(4,943)	(4,801)
Stock-based compensation expense	(1,753)	(1,427)	(6,637)	(7,260)
Acquisition and integration expenses	(2,922)	(4,890)	(14,754)	(13,025)
Restructuring and other expenses and investments	(2,970)	(1,551)	(12,991)	(4,604)
Loss from continuing operations, net of income taxes	$(37,575)	$(23,756)	$(81,442)	$(41,415)

Supplemental Operating Data
			September 30, 2014	December 31, 2013
Total Assets:
Infusion Services			$783,658	$793,475
PBM Services			29,009	25,239
Corporate unallocated, including cash and cash equivalents			46,169	53,169
Assets from discontinued operations			—	64,959
Assets associated with discontinued operations, not sold			7	16
Total Assets			$858,843	$936,858

NOTE 12--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business.

UnitedHealthcare accounted for approximately 22% of revenue during the three months and nine months ended September 30, 2014 and 22% for the three months and nine months ended September 30, 2013. In addition, Medicare accounted for approximately 11% and 12% of revenue during the three months and nine months ended September 30, 2014, respectively, and approximately 10% during the three months and nine months ended September 30, 2013. The revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 18% and 20% of revenue during the three months ended September 30, 2014 and 2013, respectively, and 18% and 19% for the nine months ended September 30, 2014 and 2013, respectively. The revenue is related to the Infusion Services segment.

NOTE 13--INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months and nine months ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current
Federal	$—	$287	$—	$(613)
State	70	(378)	266	(522)
Total current	70	(91)	266	(1,135)
Deferred
Federal	1,653	275	7,297	1,160
State	207	(197)	921	(67)
Total deferred	1,860	78	8,218	1,093
Total income tax expense (benefit)	$1,930	$(13)	$8,484	$(42)

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax benefit at statutory rate	$(12,464)	$(8,319)	$(25,508)	$(14,510)
State tax expense (benefit), net of Federal taxes	43	(408)	168	(756)
Change in tax contingencies	2	11	5	(495)
Valuation allowance changes affecting income tax expense	14,295	9,206	33,651	15,499
Non-deductible transaction costs and other	54	(503)	168	220
Income tax expense (benefit)	$1,930	$(13)	$8,484	$(42)

NOTE 14--STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plan

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, performance shares and performance units to employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. On May 8, 2014, the Company’s stockholders (i) approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 2,500,000 shares (the “2014 Additional Shares”) to 9,355,000 shares and to clarify that cash dividends or dividend equivalents may not be paid to holders of unvested restricted stock units, restricted stock grants and performance units until such awards are vested and non-forfeitable; and (ii) re-approved the material terms of the performance goals that are a part of the 2008 Plan.

On September 19, 2014, the Company filed a Registration Statement on Form S-8 to register the issuance of the 2014 Additional Shares that were approved by the Company’s stockholders on May 8, 2014.

As of September 30, 2014, 1,857,622 shares remain available for grant under the 2008 Plan.

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

Stock Options

The Company recognized compensation expense related to stock options of $1.8 million and $1.5 million during the three months ended September 30, 2014 and 2013, respectively, and $5.2 million and $4.8 million during the nine months ended September 30, 2014 and 2013, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.2 million and $1.1 million during the three months ended September 30, 2014, respectively, and 2013 and $1.5 million and $2.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Stock Appreciation Rights

The Company recognized compensation (benefit) expense related to stock appreciation rights awards of $(0.3) million and $(1.3) million during the three months ended September 30, 2014 and 2013, respectively, and $(0.1) million and $0.1 million during nine months ended September 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of September 30, 2014, no shares have been issued and no expense has been incurred under the ESPP. The Company is currently in the roll-out and implementation phase of the ESPP.

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

•
our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture and the increased leverage we incurred upon completion of the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business of CarePoint Partners Holdings LLC;

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

Business Overview

We are a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, facilities-based providers, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this report, we have 76 service locations in 29 states, executive offices in New York and corporate offices in Minnesota.

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

Strategic Transactions

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

On August 23, 2013, we completed the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC for a cash purchase price of $211.1 million at closing. The purchase agreement provided that the purchase price could have increased by contingent consideration of $10.0 million if the CarePoint Business achieved a specified level of product gross profit during the one year measurement period following the closing date. The CarePoint Business did not achieve the specified level of product gross profit during the measurement period. However, due to the uncertainty inherent in any arbitration process, the fair value of the contingent consideration was maintained at $5.0 million as of September 30, 2014. CarePoint was a provider of home and alternate-site infusion therapy for patients with complex, acute and chronic illnesses. CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to our acquisition.

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

Regulatory Matters Update

Approximately 23% of revenue for the three months and nine months ended September 30, 2014 was derived directly from Medicare, state Medicaid programs or other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 5% of our consolidated revenue for the three months and nine months ended September 30, 2014, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2014. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months and nine months ended September 30, 2014 have not been significant but the impact on future results of operations cannot yet be predicted.

Approximately 11% and 12% of revenue for the three months and nine months ended September 30, 2014 was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. Except as discussed below, there have been no changes to critical accounting estimates in the three months ended September 30, 2014. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Change in Estimate of the Collectability of Accounts Receivable

During the nine months ended September 30, 2014, we experienced deterioration in the aging of certain accounts receivable primarily due to delays and disruptions related to the integration of our acquisitions in 2013. The disruption to billing and collection processes was attributable in part to the following:

•	Re-licensure and new managed care credentialing was required in connection with the CarePoint Business;

•	Medicare claims were not filed until retraining and review of eligibility was performed;

•	Merged facilities and work teams in seven large markets and related employee turnover;

•	Conversion to a single version of our dispensing and billing system while still managing accounts receivable run-off on five other legacy versions; and

•	Cash posting challenges that delayed secondary and patient billings and patient statement issuance.

We outsourced collections to third party agency partners and hired and trained billing and collection personnel to mitigate the effects of the disruption, however, we have experienced more difficulty collecting the aged balances than we originally estimated. While we have provided incremental allowances in prior quarters of 2014 to address the developing deterioration, during the three months ended September 30, 2014, we materially changed our estimates based on actual collection experience during and after the acquisition disruption period. As a result, we recorded adjustments to reserves in the quarter ended September 30, 2014 of $23.1 million consisting of $19.9 million to our allowance for bad debts and $3.2 million to our contractual adjustment reserves due to the deterioration of the Infusion Services segment accounts receivable aging. The increase in reserves in the three months ended September 30, 2014 was predominantly on aged balances over 365 days old. For the nine months ended September 30, 2014, the incremental adjustments are approximately $28.7 million consisting of $23.1 million to the allowance for doubtful accounts and $5.6 million of contractual adjustment reserves.

Collections of billed revenues have returned to historical Infusion Services segment levels during three months ended September 30, 2014, while our accounts receivable over 180 days have increased by $23.0 million since December 31, 2013. As a result, we have increased our allowance for doubtful accounts by $21.4 million from December 31, 2013 and the allowance for doubtful accounts as a percentage of total accounts receivable is 18.7% at September 30, 2014 compared to 9.4% at December 31, 2013. The following table summarizes the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2014			December 31, 2013
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$28,158	$13,632	$41,790	$27,622	$7,864	$35,486
Commercial	116,846	35,070	151,916	122,660	26,975	149,635
Patient	4,904	11,263	16,167	2,792	2,110	4,902
Gross accounts receivable	$149,908	$59,965	209,873	$153,074	$36,949	190,023
Allowance for doubtful accounts			(39,240)			(17,836)
Net accounts receivable			$170,633			$172,187

The result of this change in estimate was to increase our loss from continuing operations by $23.1 million and $28.7 million for the three months and nine months ended September 30, 2014, respectively. Net loss per share (basic and diluted) increased by $0.34 and $0.42 per share for the three months and nine months ended September 30, 2014, respectively. The tax effect of these adjustments is not significant because the tax benefit would be offset by the change in the valuation allowance.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and nine months ended September 30, 2014 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014, all prior period financial information has been reclassified to include the Home Health Services segment as discontinued operations.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

	Three Months Ended September 30,
	(in thousands)
	2014		2013		Change
Revenue	$243,959		$190,631		$53,328
Gross profit	$65,002	26.6%	$61,655	32.3%	$3,347
Loss from continuing operations	$(26,082)	(10.7)%	$(688)	(0.4)%	$(25,394)
Interest expense, net	$9,563	3.9%	$7,183	3.8%	$2,380
Loss on extinguishment of debt	$—	—%	$15,898	8.3%	$(15,898)
Loss from continuing operations, before income taxes	$(35,645)	(14.6)%	$(23,769)	(12.5)%	$(11,876)
Loss from continuing operations, net of income taxes	$(37,575)	(15.4)%	$(23,756)	(12.5)%	$(13,819)
Loss from discontinued operations, net of income taxes	$(1,135)	(0.5)%	$(10,331)	(5.4)%	$9,196
Net loss	$(38,710)	(15.9)%	$(34,087)	(17.9)%	$(4,623)

Revenue. Revenue for the three months ended September 30, 2014 was $244.0 million compared to revenue of $190.6 million for the three months ended September 30, 2013.

Infusion segment revenue for the three months ended September 30, 2014 was $231.5 million, compared to revenue of $174.6 million for the same period in 2013, an increase of $56.9 million, or 32.6%. Product revenue increased $57.4 million, or 34.0%, as a result of organic revenue growth of approximately 23% and additional revenue from acquisitions. The organic growth includes revenues related to the new hepatitis C drug Sovaldi.

PBM Services segment revenue for the three months ended September 30, 2014 was $12.4 million, compared to revenue of $16.0 million for the same period in 2013, a decrease of $3.6 million, or 22.4%. This decrease in service revenue for the quarter was primarily due to decreases in discount cash card revenue of $7.1 million partially offset by increases in new funded business volume.

Gross Profit. Gross profit for the three months ended September 30, 2014 was $65.0 million compared to $61.7 million for the same period in 2013, an increase of $3.3 million, or 5.4%. The increase in gross profit dollars for the three month period was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 32.3% to 26.6% was mainly due to the decline in the mix of PBM Services business which operates at a comparatively high gross profit rate. The increase in Infusion Services gross profit was driven by organic growth and acquisitions that was partially offset by a $3.2 million increase in contractual reserve provisions over prior run rates due to the disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2014 were $58.7 million, or 24.1% of total revenue, compared to $52.5 million, or 27.5% of total revenue, for the same period in 2013. The increase in SG&A expense is due mainly to acquisitions and also due to higher expenses required to drive and manage organic growth. The decrease in SG&A as a percentage of revenue was due to operating leverage attained on Infusion segment growth and due to a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the three months ended September 30, 2014 was $0.1 million compared to a change of $0.4 million in the three months ended September 30, 2013. The adjustments recorded in 2014 were primarily due to the fair value of contingent consideration related to the HomeChoice acquisition that was remeasured in 2014 based on gross profit performance versus targets. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the Company which would result in performance significantly over and above the transaction valuation model. Based on performance in 2013 and 2014 and the 2014 business plans for these branches, we reduced our estimate of the probability of payout and the fair value of this liability to $0.0 million at September 30, 2014. The change in fair value of contingent consideration during the three months ended September 30, 2013 was related to the contingent consideration from the InfuScience acquisition. Based on actual and forecasted operating results at September 30, 2013, the fair value of the contingent consideration was reduced by $0.4 million.

Bad Debt Expense.  For the three months ended September 30, 2014, bad debt expense was $26.1 million, or 10.7% of revenue, compared to $3.6 million or 1.9% of revenue, for the same period in 2013. Approximately $1.4 million of the increase in bad debt expense between periods was due to reserves provided on organic and acquired revenue growth.  In addition, bad debt expense has increased with the continuing trend toward high-deductible plans that have imposed more financial responsibility on patients who do not always have the ability to pay.  The main reason for the increase in bad debt was that we recorded $19.9 million of bad debt expense in the three months ended September 30, 2014 due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.  While we focused on acquisition integration requirements, collections efforts and accounts receivable aging were negatively impacted.  Despite efforts to quickly outsource to collection agency partners and internal hiring and training of billing and collection personnel, we have experienced more difficulty collecting aged balances than we originally estimated.  The increase in reserves in the quarter was predominantly attributable to aged balances over 365 days old.  Collection of billed revenues in the current quarter have returned to historical Infusion Services segment levels experienced prior to the disruption related to acquisition integration.

Acquisition and Integration Expenses. During the three months ended September 30, 2014 and 2013, acquisition and integration expenses were $2.9 million and $4.9 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended September 30, 2014 includes approximately $0.5 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $1.8 million and $0.8 million during the three months ended September 30, 2014 and 2013. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. The increase between periods primarily resulted from higher third party consulting costs during the three months ended September 30, 2014.

Amortization of Intangibles. During the three months ended September 30, 2014, we recorded amortization of intangible assets of $1.6 million compared to $1.0 million for the same period in the prior year.

Interest Expense, Net. Net interest expense was $9.6 million for the three months ended September 30, 2014, compared to $7.2 million for the same period in 2013. The $2.4 million increase in interest expense resulted from increased long-term debt balances during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 partially offset by lower interest rates. Long-term debt increased approximately $150.0 million in August 2013 to fund the CarePoint Business acquisition.

Loss on Extinguishment of Debt. During the three months ended September 30, 2013 we incurred a loss on extinguishment of debt of $15.9 million related to the repurchase and redemption in July 2013 of our $225.0 million principal amount 10.25% senior unsecured notes (the “2015 Notes”). This loss includes $12.2 million of premium paid to repurchase and redeem the 2015 Notes and $3.7 million related to the write-off of deferred financing costs, legal fees and other expenses.

Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $1.9 million compared to $0.0 million of income tax benefit for the three months ended September 30, 2013. Based on a pre-tax loss of $35.6 million, our income tax expense for the three months ended September 30, 2014 results from a tax benefit of $12.5 million based on statutory tax rates offset by expense of $14.3 million related to adjustments to our deferred tax asset valuation allowances.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $1.1 million for the three months ended September 30, 2014, compared to $10.3 million for the same period in the prior year. The loss from discontinued operations during the three months ended September 30, 2014 primarily consists of legal fees and other costs related to the legal proceedings resulting from claims regarding the distribution of a certain medication by our legacy specialty pharmacy division and costs associated with the wind-up of activities related to our sale of the Home Health Business. The loss during the three months ended September 30, 2013 is due to the accrual of a $15.0 million settlement in connection with the civil investigation offset by the recognition of an additional pre-tax gain of $6.5 million related to the favorable resolution of contingent consideration from the Pharmacy Services Asset Sale.

Net Loss and Loss Per Share. Net loss for the three months ended September 30, 2014 was $38.7 million, or $0.57 per basic and diluted share. Net loss was $34.1 million, or $0.53 per basic and diluted share, for the same period in the preceding year.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

	Nine Months Ended September 30,
	(in thousands)
	2014		2013		Change
Revenue	$730,377		$543,974		$186,403
Gross profit	$195,458	26.8%	$175,417	32.2%	$20,041
Loss from continuing operations	$(43,761)	(6.0)%	$(5,390)	(1.0)%	$(38,371)
Interest expense, net	$29,197	4.0%	$20,169	3.7%	$9,028
Loss on extinguishment of debt	$—	—%	$15,898	—%	$—
Loss from continuing operations, before income taxes	$(72,958)	(10.0)%	$(41,457)	(7.6)%	$(31,501)
Loss from continuing operations, net of income taxes	$(81,442)	(11.2)%	$(41,415)	(7.6)%	$(40,027)
Loss from discontinued operations, net of income taxes	$(2,400)	(0.3)%	$(9,680)	(1.8)%	$7,280
Net loss	$(83,842)	(11.5)%	$(51,095)	(9.4)%	$(32,747)

Revenue. Revenue for the nine months ended September 30, 2014 was $730.4 million compared to revenue of $544.0 million for the nine months ended September 30, 2013.

Infusion segment revenue for the nine months ended September 30, 2014 was $683.2 million, compared to revenue of $484.9 million for the same period in 2013, an increase of $198.3 million, or 40.9%. Product revenue increased $198.0 million, or 42.2%, as a result of additional revenue from acquisitions as well as organic volume growth. Organic growth was approximately 21% during the nine months ended September 30, 2014.

PBM Services segment revenue for the nine months ended September 30, 2014 was $47.2 million, compared to revenue of $59.1 million for the same period in 2013, a decrease of $11.9 million, or 20.1%. This decrease in service revenue was primarily due to the termination during the first quarter of 2013 of a large but low margin client with revenues of approximately $9.1 million and decreases in discount cash card revenue of $24.0 million. These decreases were partially offset by an increase in new funded business volume of approximately $21.2 million.

Gross Profit. Gross profit for the nine months ended September 30, 2014 was $195.5 million compared to $175.4 million for the same period in 2013, an increase of $20.0 million, or 11.4%. The increase in gross profit dollars was due to growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 32.2% to 26.8% was mainly due to the decline in the mix of PBM Services business which operates as a comparatively high gross profit rate. The increase in Infusion Services gross profit was driven by organic growth and acquisitions that was partially offset by a $5.6 million increase in contractual reserve provisions over prior run rates due to the disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.

Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2014 were $175.1 million, or 24.0% of total revenue, compared to $149.7 million, or 27.5% of total revenue, for the same period in 2013. The increase in SG&A expense is due mainly to acquisitions and also due to higher expenses required to drive and manage organic growth. The decrease in SG&A as a percentage of revenue was due to operating leverage attained on Infusion segment growth and to a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the nine months ended September 30, 2014 was $6.9 million compared to $0.4 million for the nine months ended September 30, 2013. The adjustments recorded in 2014 were partly due to remeasurement at fair value of the probability of the sellers of the CarePoint Business earning contingent consideration based on product gross profit performance versus target. Remeasurement was based on actual product gross profit since the date of acquisition through the end of the measurement period at August 31, 2014. As a result, we reduced the fair value of contingent consideration by $4.8 million during the nine months ended September 30, 2014. In addition, the fair value of contingent consideration related to the HomeChoice acquisition was remeasured in 2014 based on gross profit performance versus targets. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was established using aggressive growth targets meant to achieve operating results in excess of the transaction valuation model assumptions. Based on performance in 2013 and 2014 and the 2014 business plans for the acquired branches, we reduced our estimate of the probability of payout and the fair value of this liability by $2.1 million during the nine months ended September 30, 2014. The change in fair value of contingent consideration during the nine months ended September 30, 2013 was related to the contingent consideration from the InfuScience acquisition. Based on actual and forecasted operating results at September 30, 2013, the fair value of the contingent consideration was reduced by $0.4 million.

Bad Debt Expense.  For the nine months ended September 30, 2014, bad debt expense was $41.0 million, or 5.6% of revenue, compared to $10.3 million or 1.9% of revenue, for the same period in 2013. Approximately $4.8 million of the increase in bad debt expense between periods was due to reserves provided on organic and acquired revenue growth.  In addition, bad debt has increased with the continuing trend toward high-deductible plans that have imposed more financial responsibility on patients who do not always have the ability to pay.  The main reason for the increase in bad debt was that we recorded $23.1 million of bad debt expense in the nine months ended September 30, 2014 due to disruption that occurred related to acquisition integration, particularly in merged markets where facilities, work teams and information systems were consolidated.  While we focused on acquisition integration requirements, collections efforts and accounts receivable aging were negatively impacted.  Despite efforts to quickly outsource to collection agency partners and internal hiring and training of billing and collection personnel, we have experienced more difficulty collecting aged balances than we originally estimated.  The increase in reserves in the quarter was predominantly attributable to aged balances over 365 days old.  Collection of billed revenues in the current quarter have returned to historical Infusion Services segment levels experienced prior to the disruption related to acquisition integration.

Acquisition and Integration Expenses. During the nine months ended September 30, 2014 and 2013, acquisition and integration expenses were $14.8 million and $13.0 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the nine months ended September 30, 2014 includes approximately $5.9 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $10.3 million and $3.5 million during the nine months ended September 30, 2014 and 2013, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs, and certain other costs. The increase between periods primarily resulted from higher third party consulting costs during the nine months ended September 30, 2014.

Amortization of Intangibles. During the nine months ended September 30, 2014, we recorded amortization of intangible assets of $4.9 million compared to $4.8 million for the same period in the prior year.

Interest Expense, Net. Net interest expense was $29.2 million for the nine months ended September 30, 2014, compared to $20.2 million for the same period in 2013. The $9.0 million increase in interest expense resulted from increased long-term debt balances during the nine months ended September 30, 2014 as compared to the same period in the prior year. Long-term debt increased approximately $150.0 million in August 2013 to fund the CarePoint Business acquisition. The increase in interest expense associated with higher debt levels was partially offset by lower interest rates.

Loss on Extinguishment of Debt. During the nine months ended September 30, 2013 we incurred a loss on extinguishment of debt of $15.9 million related to the repurchase and redemption in July 2013 of the 2015 Notes. This loss includes $12.2 million of premium paid to repurchase and redeem the 2015 Notes and $3.7 million related to the write-off of deferred financing costs, legal fees and other expenses.

Income Tax Expense (Benefit). Income tax expense for the nine months ended September 30, 2014 was $8.5 million compared to $0.0 million of income tax benefit for the nine months ended September 30, 2013. Based on a pre-tax loss of $73.0 million, our income tax expense for the nine months ended September 30, 2014 results from a tax benefit of $25.5 million based on statutory tax rates and a state tax benefit of $0.2 million offset by expense of $33.7 million related to adjustments to our deferred tax asset valuation allowances.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $2.4 million for the nine months ended September 30, 2014, compared to a loss of $9.7 million for the same period in the prior year. The loss from discontinued operations during the nine months ended September 30, 2014 primarily consists of legal fees related to the settlement of the civil claims regarding the distribution of medication by our legacy specialty pharmacy division partially offset by income, net of income taxes, related to the operations and sale of our Home Health Services segment. The loss during the same period in 2013 is due to the accrual of a $15.0 million settlement in connection with the civil investigation offset by the recognition of an additional pre-tax gain of $6.5 million related to the favorable resolution of contingent consideration from the Pharmacy Services Asset Sale.

Net Loss and Loss Per Share. Net loss for the nine months ended September 30, 2014 was $83.8 million, or $1.23 per basic and diluted share. Net loss was $51.1 million, or $0.81 per basic and diluted share, for the same period in the preceding year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$(6,344)	$14,623	$24,811	$40,615
PBM Services	1,625	4,274	5,137	15,385
Total Segment Adjusted EBITDA	(4,719)	18,897	29,948	56,000
Corporate overhead	(7,893)	(7,483)	(22,385)	(23,531)
Consolidated Adjusted EBITDA	(12,612)	11,414	7,563	32,469
Interest expense, net	(9,563)	(7,183)	(29,197)	(20,169)
Loss on extinguishment of debt	—	(15,898)	—	(15,898)
Income tax (expense) benefit	(1,930)	13	(8,484)	42
Depreciation	(4,205)	(3,225)	(11,999)	(8,169)
Amortization of intangibles	(1,620)	(1,009)	(4,943)	(4,801)
Stock-based compensation expense	(1,753)	(1,427)	(6,637)	(7,260)
Acquisition and integration expenses	(2,922)	(4,890)	(14,754)	(13,025)
Restructuring and other expenses and investments	(2,970)	(1,551)	(12,991)	(4,604)
Loss from continuing operations, net of income taxes	$(37,575)	$(23,756)	$(81,442)	$(41,415)

Infusion Services segment Adjusted EBITDA decreased during the three months and nine months ended September 30, 2014 compared to the same periods in the prior year mainly as a result of the charge taken to increase accounts receivable related reserves by $23.1 million in the three months ended September 30, 2014 and $28.7 million during the nine months ended September 30, 2014.

PBM Services segment Adjusted EBITDA decreased during the three months and nine months ended September 30, 2014 compared to the same period in the prior year due to decreases in discount cash card volumes as well as pricing pressure generated by large network pharmacy chains.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 [1,3]	2013 [2,3]	2014 [1,3]	2013 [2,3]
Net loss from continuing operations, net of income taxes	$(37,575)	$(23,756)	$(81,442)	$(41,415)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	2,970	1,587	12,991	4,602
Loss on extinguishment of debt	—	16,266	—	15,894
Acquisition and integration expenses	2,922	5,003	14,754	13,022
Amortization of intangibles	1,620	1,032	4,943	4,800
Stock-based compensation expense	1,753	1,460	6,637	7,258
Non-GAAP net income (loss) from continuing operations	$(28,310)	$1,592	$(42,117)	$4,161

Loss per share from continuing operations, basic and diluted	$(0.55)	$(0.37)	$(1.19)	$(0.66)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	0.04	0.02	0.19	0.07
Loss on extinguishment of debt	—	0.26	—	0.25
Acquisition and integration expenses	0.04	0.07	0.22	0.21
Amortization of intangibles	0.02	0.01	0.07	0.08
Stock-based compensation expense	0.03	0.02	0.10	0.11
Non-GAAP earnings (loss) per share from continuing operations, basic and diluted	$(0.42)	$0.01	$(0.61)	$0.06

Weighted average shares outstanding, basic and diluted	68,615	67,912	68,421	63,368

1 For the three months and nine months ended September 30, 2014, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. However, the Company has recorded a full valuation allowance on its deferred tax assets and, as a result, no tax benefit is being recognized for the non-GAAP net loss from continuing operations. The tax expense in continuing operations relates to indefinite-lived intangible assets and an insignificant amount of state tax expense which would not be impacted by the non-GAAP adjustments above. Accordingly, no tax expense has been allocated to the non-GAAP adjustments.

2 For the three months and nine months ended September 30, 2013, non-GAAP net income from continuing operations adjustments are net of tax, calculated using an annual effective tax rate method. The tax expense netted against restructuring and other expenses and investments, loss on extinguishment of debt, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $36, $368, $113, $23 and $33, respectively, for the three months ended September 30, 2013 and $1, $4, $3, $1 and $2, respectively, for the nine months ended September 30, 2013. The tax effect of these adjustments on a per share basis is not meaningful.

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

Net cash used in operating activities from continuing operations totaled $26.7 million during the nine months ended September 30, 2014 compared to $28.9 million during the nine months ended September 30, 2013. The cash used in operating activities from continuing operations for the nine months ended September 30, 2014 resulted from the loss from continuing operations net of income taxes of $81.4 million partially offset by increases in accounts payable of $10.8 million, claims payable of $6.1 million and prepaid expenses and other assets of $5.8 million. The net cash used in operating activities during the prior year period resulted from the net loss from continuing operations net of income taxes of $41.4 million, an increase in receivables of $20.7 million and a decrease in amounts due to plan sponsors of $10.3 million partially offset by an increase in accounts payable of $8.0 million and a decrease in inventories of $8.9 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2014 was $11.8 million compared to $298.8 million of cash used during the same period in 2013. The 2013 amount includes $285.0 million related to the acquisitions of HomeChoice and the CarePoint Business. Expenditures for property and equipment were $11.3 million during the 2014 period as compared to $19.9 million in 2013. The net proceeds from the sale of the Home Health Services Business of $57.7 million are included in net cash provided by investing activities from discontinued operations in the nine months ended September 30, 2014.

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2014 was $15.2 million compared to cash provided from financing activities continuing operations of $275.0 million during the same period in 2013. The cash used in 2014 results from the net proceeds of $193.9 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”) offset by repayments of $59.3 million on our Revolving Credit Facility (defined below) and $135.2 million of the term loan portion of the Senior Credit Facilities (defined below). In addition, we repaid $17.2 million on our Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities from the net proceeds from our sale of the Home Health Business. Cash provided from financing activities during the same period in 2013 was due to $118.6 million in net proceeds from our public stock offering and the net proceeds from our new senior credit facility net of repayment of the 2015 Notes.

At September 30, 2014, we had working capital of $80.0 million compared to $62.6 million at December 31, 2013.  The $17.4 million increase in working capital primarily results from a reduction of the current portion of long-term debt of $55.3 million partially offset by increases in other current liabilities. At September 30, 2014, approximately $70.5 million of our Revolving Credit Facility was available for working capital needs.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of September 30, 2014 the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

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

Income Taxes

At September 30, 2014, we had Federal net operating loss (“NOL”) carry forwards of approximately $133.0 million, of which $23.2 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $18.3 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $165.3 million, the majority of which will begin expiring in 2017 and later.

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

The following table sets forth our contractual obligations affecting cash in the future as of September 30, 2014 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2014	2015	2016	2017	2018	2019 and Beyond
Long-term debt (1)	$622,594	$3,620	$32,229	$32,229	$32,229	$32,229	$490,058
Operating lease obligations	31,937	2,265	8,332	6,785	5,775	3,987	4,793
Capital lease obligations (1)	735	122	418	122	62	11	—
Settlement agreement (2)	12,557	—	6,181	6,376	—	—	—
Purchase commitment (3)	58,328	10,966	47,362	—	—	—	—
Total	$726,151	$16,973	$94,522	$45,512	$38,066	$36,227	$494,851

(1)	Includes principal and estimated interest.

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

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

The material weakness related to the contingent consideration calculations was remediated in the first quarter of 2014. Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2014, management has identified no new material weaknesses other than those described in the Annual Report. In order to remediate the material weakness related to establishment of accounts receivable related reserves, we have developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of September 30, 2014. The new methodology and controls over establishment of accounts receivable related reserves will be tested in the fourth quarter of 2014 to validate their effectiveness. Although progress has been made to address such remaining material weakness, management cannot yet conclude that the material weakness related to establishment of accounts receivable related reserves disclosed in the Annual Report has been remediated as of September 30, 2014, and therefore, has also concluded that our disclosure controls and procedures were not effective as of September 30, 2014 for the same reasons disclosed in the Annual Report.

Changes in Internal Control Over Financial Reporting

In light of the material weakness in internal control over financial reporting that continued to exist as of September 30, 2014, management performed additional analysis and procedures to ensure the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with GAAP. Accordingly, management believes that the accompanying Unaudited Consolidated Financial Statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the three months and nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report.

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

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013, are hereby incorporated by reference. There have been no material changes to such risk factors during the three months ended September 30, 2014.

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
10.1
Offer Letter, dated July 18, 2014, by and between the Company and Thomas Pettit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2014, SEC File Number 000-28740).

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months and the nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer