Form 10-K/A
period 2014-12-31
BioScrip, Inc.
filed 2015-03-09
CIK 1014739

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

EXPLANATORY NOTE

BioScrip, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2015, solely for the purpose of correcting the references to the Company’s registration statements in the version of Exhibit 23.1 that was included in the Original Filing.

This Amendment No. 1 includes currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. Except as specifically referenced herein, this Amendment No. 1 reflects matters as they existed on the Original Filing date of March 2, 2015, does not modify or update disclosures presented in the Original Filing and does not reflect any event occurring after the date of the Original Filing or modify or update those disclosures. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

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
		(1)
2.2	Community Pharmacy and Mail Business Purchase Agreement, dated as of February 1, 2012, by and among Walgreen Co., Walgreens Mail Service, Inc., Walgreens Specialty Pharmacy, LLC, and Walgreen Eastern Co., Inc., the Company and subsidiaries of the Company listed on Annex A thereto (the “Pharmacy Business Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(2)
2.3	Amendment No. 1, dated as of May 4, 2012, to the Pharmacy Business Purchase Agreement.	(3)
2.4	Stock Purchase Agreement, dated as of December 12, 2012, by and among HomeChoice Partners, Inc., DaVita HealthCare Partners Inc. Mary Ann Cope, R.Ph., Kathy F. Puglise, RN, CRNI, Joseph W. Boyd, R.Ph., Barbara J. Exum, PharmD and the Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(4)
2.5	Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC (“CarePoint”), the direct and indirect subsidiaries of CarePoint, and the members of CarePoint. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(5)
2.6	Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identified on the signature pages thereto, the Company and LHC Group, Inc. (the “Stock Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(6)
2.7	Amendment No. 1, dated as of March 31, 2014, to the Stock Purchase Agreement. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(7)
3.1	Second Amended and Restated Certificate of Incorporation.	(8)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(9)
3.3	Amended and Restated By-Laws.	(10)
4.1	Specimen Common Stock Certificate.	(11)
4.2	Warrant Agreement, dated as of March 25, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(12)
4.3	Form of Cash-only Stock Appreciation Right Agreement.	(13)

4.4	Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	(14)
4.5	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.8)	(15)
4.6	Registration Rights Agreement, dated February 11, 2014, by and among the Company, the guarantors named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein.	(16)
10.1†	MIM Corporation Amended and Restated 2001 Incentive Stock Plan.	(17)
10.2†	Amendment to BioScrip, Inc. 2001 Incentive Stock Plan.	(18)
10.3†	Amended and Restated BioScrip, Inc. 2008 Equity Incentive Plan.	(19)
10.4†	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(20)
10.5†	Employee Stock Purchase Plan.	(21)
10.6†	Form of Restricted Stock Grant Certificate.	(22)
10.7†***	Form of Stock Option Agreement.
10.8†	Employment Offer Letter, dated as of June 21, 2007, by and between the Company and Pat Bogusz.	(23)
10.9†	Amendment dated May 26, 2011, to the Employment Offer Letter by and between the Company and Pat Bogusz.	(24)
10.10†	Engagement Letter, dated April 19, 2012, by and between the Company and Hai Tran.	(25)
10.11†	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.	(26)
10.12†	Employment Offer Letter, dated January 13, 2010, by and between the Company and Vito Ponzio, Jr.	(27)
10.13†	Amended and Restated Employment Agreement, dated as of November 25, 2013, by and between the Company and Richard M. Smith.	(28)
10.14†	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.	(29)
10.15†	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.	(30)
10.16†	Employment Offer Letter, dated July 18, 2014, by and between the Company and Thomas Petit.	(31)
10.17†***	Employment Offer Letter, dated December 1, 2013, by and between the Company and Karen Cain.
10.18	Form of Indemnification Agreement.	(32)
10.19	Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (the “Administrative Agent”).	(33)
10.20	First Amendment to Credit Agreement, dated as of December 23, 2013, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(34)
10.21	Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(35)
10.22	Third Amendment to Credit Agreement, dated as of March 1, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(36)
10.23	Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of the Administrative Agent.	(37)
10.24 #	Prime Vendor Agreement dated as of July 1, 2009, between AmerisourceBergen Drug Corporation, the Company and the other parties thereto (the “Prime Vendor Agreement”).	(38)
10.25	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement.	(39)

10.26 #	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(40)
10.27 #	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(41)
10.28 #	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(42)
10.29 #	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(43)
10.30	Stockholders' Agreement, dated as of January 24, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C. (the “Stockholders’ Agreement”).	(44)
10.31	Amendment No. 1 to the Stockholders’ Agreement, dated as of March 8, 2013, by and between the Company and Kohlberg Investors.	(45)
10.32	Amendment No. 2 to the Stockholders’ Agreement, dated as of March 14, 2013, by and between the Company and Kohlberg Investors.	(46)
10.33	Amendment No. 3 & Waiver to the Stockholders’ Agreement, dated as of August 13, 2013, by and between the Company and Kohlberg Investors.	(47)
10.34	Amendment No. 4 & Waiver to the Stockholders’ Agreement, dated as of March 26, 2014, by and between the Company and Kohlberg Investors.	(48)
10.35	Indemnification Agreement, dated as of April 3, 2013, by and among the Company and the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(49)
10.36	Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester.	(50)
10.37	Investor Agreement, dated as of February 6, 2015, by and among the Company, Cloud Gate Capital LLC and DSC Advisors, LLC.	(51)
12 ***	Computation of Ratio of Earnings to Fixed Charges
21.1 ***	List of Subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm.
23.2 ***	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

†	Designates the Company’s management contracts or compensatory plan or arrangement.
#	The SEC has granted confidential treatment of certain provisions of these exhibits. Omitted material for which confidential treatment has been granted has been filed separately with the SEC.
***	Incorporated by reference to the corresponding exhibit to the Company’s Form 10-K filed on March 2, 2015, SEC File Number 000-28740.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2015.

BIOSCRIP, INC.

/s/ Hai Tran
Hai Tran
Chief Financial Officer and Treasurer

(Exhibits being filed with this Annual Report on Form 10-K/A)

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.