Form 10-Q
period 2015-03-31
BioScrip, Inc.
filed 2015-05-08
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On May 5, 2015, there were 68,650,271 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,246	$740
Receivables, less allowance for doubtful accounts of $66,836 and $66,500 as of March 31, 2015 and December 31, 2014, respectively	136,661	140,810
Inventory	41,881	37,215
Prepaid expenses and other current assets	10,565	9,450
Total current assets	212,353	188,215
Property and equipment, net	35,932	38,171
Goodwill	573,323	573,323
Intangible assets, net	8,780	10,269
Deferred financing costs	13,788	13,463
Other non-current assets	1,247	1,272
Total assets	$845,423	$824,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$325	$5,395
Accounts payable	91,110	90,032
Claims payable	5,775	8,162
Amounts due to plan sponsors	4,203	5,779
Accrued interest	2,268	6,853
Accrued expenses and other current liabilities	41,478	46,092
Total current liabilities	145,159	162,313
Long-term debt, net of current portion	418,503	418,408
Deferred taxes	20,879	19,058
Other non-current liabilities	2,656	8,129
Total liabilities	587,197	607,908
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 625,000 shares issued and outstanding; and, $62,953 liquidation preference as of March 31, 2015. No preferred stock was authorized or outstanding as of December 31, 2014.	53,998	—
Stockholders’ equity
Preferred stock, $.0001 par value; 4,175,000 and 5,000,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,295,564 and 71,274,064 shares issued and 68,650,271 and 68,636,965 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	8	8
Treasury stock, 2,645,293 and 2,637,099 shares at cost as of March 31, 2015 and December 31, 2014, respectively	(10,715)	(10,679)
Additional paid-in capital	536,814	529,682
Accumulated deficit	(321,879)	(302,206)
Total stockholders’ equity	204,228	216,805
Total liabilities and stockholders’ equity	$845,423	$824,713

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Product revenue	$239,047	$215,903
Service revenue	22,634	23,390
Total revenue	261,681	239,293

Cost of product revenue	173,947	151,740
Cost of service revenue	21,261	22,453
Total cost of revenue	195,208	174,193

Gross profit	66,473	65,100

Selling, general and administrative expenses	57,773	59,180
Change in fair value of contingent consideration	21	(2,209)
Bad debt expense	8,320	6,601
Acquisition and integration expenses	220	6,499
Restructuring and other expenses	3,463	4,592
Amortization of intangibles	1,490	1,703
Loss from continuing operations	(4,814)	(11,266)
Interest expense, net	9,163	10,499
Loss from continuing operations before income taxes	(13,977)	(21,765)
Income tax expense (benefit)	1,928	3,491
Loss from continuing operations, net of income taxes	(15,905)	(25,256)
Loss from discontinued operations, net of income taxes	(3,768)	(58)
Net loss	$(19,673)	$(25,314)
Accrued dividends on preferred stock	(453)	—
Deemed dividend on preferred stock	(1,164)	—
Loss attributable to common stockholders	$(21,290)	$(25,314)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.37)
Loss from discontinued operations, basic and diluted	(0.05)	—
Net loss, basic and diluted	$(0.31)	$(0.37)

Weighted average common shares outstanding, basic and diluted	68,637	68,171

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2014	$—	$8	$(10,679)	$529,682	$(302,206)	$216,805
Issuance of Series A convertible preferred stock and warrants				6,570		6,570
Accrued dividends on preferred stock				(453)		(453)
Deemed dividend on preferred stock				(1,164)		(1,164)
Compensation under employee stock compensation plan				2,179		2,179
Surrender of stock to satisfy minimum tax withholding			(36)			(36)
Net loss					(19,673)	(19,673)
Balances at March 31, 2015	$—	$8	$(10,715)	$536,814	$(321,879)	$204,228

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2013	$—	$7	$(10,311)	$519,625	$(154,738)	$354,583
Exercise of stock options		1		427		428
Compensation under employee stock compensation plan				2,959		2,959
Net loss					(25,314)	(25,314)
Balances at March 31, 2014	$—	$8	$(10,311)	$523,011	$(180,052)	$332,656

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,673)	$(25,314)
Less: loss from discontinued operations, net of income taxes	(3,768)	(58)
Loss from continuing operations, net of income taxes	(15,905)	(25,256)
Adjustments to reconcile (loss) from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	4,304	3,836
Amortization of intangibles	1,490	1,703
Amortization of deferred financing costs and debt discount	780	1,943
Change in fair value of contingent consideration	21	(2,209)
Change in deferred income taxes	1,927	2,708
Compensation under stock-based compensation plans	1,657	2,886
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	4,149	(22,903)
Inventory	(4,666)	(413)
Prepaid expenses and other assets	(838)	1,475
Accounts payable	1,077	4,644
Claims payable	(2,386)	5,365
Amounts due to plan sponsors	(1,575)	1,138
Accrued interest	(4,585)	134
Accrued expenses and other liabilities	(9,729)	634
Net cash (used in) operating activities from continuing operations	(24,279)	(24,315)
Net cash (used in) operating activities from discontinued operations	(3,768)	(1,671)
Net cash (used in) operating activities	(28,047)	(25,986)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,066)	(3,060)
Net cash (used in) investing activities from continuing operations	(2,066)	(3,060)
Net cash provided by investing activities from discontinued operations	—	56,616
Net cash provided by (used in) investing activities	(2,066)	53,556
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	58,951	—
Proceeds from senior notes due 2021, net of fees paid to lenders	—	193,810
Deferred and other financing costs	(1,218)	(1,211)
Borrowings on line of credit	74,963	64,600
Repayments on line of credit	(79,963)	(104,603)
Principal payments on long-term debt	—	(172,243)
Repayments of capital leases	(114)	(98)
Net proceeds from exercise of employee stock compensation plans	—	427
Net cash provided by (used in) financing activities from continuing operations	52,619	(19,318)
Net change in cash and cash equivalents	22,506	8,252
Cash and cash equivalents - beginning of period	740	1,001
Cash and cash equivalents - end of period	$23,246	$9,253
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,748	$8,476
Cash paid during the period for income taxes	$528	$(314)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2014 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2015 requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Adjustment Relating to Deferred Financing Costs

During 2014 the Company discovered an error was made relating to deferred financing costs. The error was immaterial for the three months ending March 31, 2014. As previously disclosed in the Annual Report, a cumulative adjustment was recorded in the fourth quarter of 2014.

Reclassifications

On March 31, 2014 the Company completed the sale of substantially all of its Home Health Services segment to LHC Group, Inc. (see Note 6 - Discontinued Operations). As a result of the sale of the Home Health Services segment, the Company operates in two operating and reportable segments, “Infusion Services” and “PBM Services”. All prior period financial statements have been reclassified to include the Home Health Services segment as discontinued operations. In addition, other classification changes have been made which have no material effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

Change in Estimate of the Collectability of Accounts Receivable

During 2014, the Company experienced deterioration in the aging of certain accounts receivable primarily due to delays and disruptions related to the integration of its acquisitions in 2013. The disruption to billing and collection processes was attributable in part to the following:

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

The Company outsourced collections to third party agency partners and hired and trained billing and collection personnel to mitigate the effects of the disruption, however, the Company experienced more difficulty collecting the aged balances than it originally estimated. The Company provided incremental allowances in each quarter during 2014 to address the developing deterioration, and as such the Company materially changed its estimates based on actual collection experience during and after the acquisition disruption period.

Collections of billed revenues during the first 180 days have returned to historical Infusion Services segment levels during the three months ended March 31, 2015. The Company’s accounts receivable over 180 days have increased by $3.3 million since December 31, 2014 as several older balances are still the subject of collection projects with major payors.  We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company increased the allowance for doubtful accounts by $0.3 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 32.8% at March 31, 2015 compared to 32.1% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old. The following table summarizes the aging of the Company’s net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$25,441	$13,275	$38,716	$25,812	$13,036	$38,848
Commercial	109,452	37,996	147,448	117,699	35,302	153,001
Patient	6,452	10,881	17,333	4,899	10,562	15,461
Gross accounts receivable	$141,345	$62,152	203,497	$148,410	$58,900	207,310
Allowance for doubtful accounts			(66,836)			(66,500)
Net accounts receivable			$136,661			$140,810

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board issued ASU 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for annual and interim reporting periods beginning January 1, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued guidance codified in Accounting Standards Codification (“ASC”) 606, Revenue Recognition - Revenue from Contracts with Customers, which supersedes the guidance in former ASC 605, Revenue Recognition. ASC 606 becomes effective for the Company on January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606.

NOTE 2--	EARNINGS PER SHARE

Loss Per Share

The Company presents basic and diluted earnings per share (“EPS”) for its common stock (“Common Stock”). Basic EPS is calculated by dividing the net loss attributable to stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Preferred Stock are determined using the “if converted” method.

The Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) is considered a participating security, which means the security may participate in undistributed earnings with Common Stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of Common Stock were to receive dividends. The Company is required to use the two-class method when computing EPS when it has a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to Common Stock holders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted EPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Loss from continuing operations, net of income taxes	$(15,905)	$(25,256)
Loss from discontinued operations, net of income taxes	(3,768)	(58)
Net loss	(19,673)	(25,314)
Accrued dividends on Series A Preferred Stock	(453)	—
Deemed dividend on Series A Preferred Stock	(1,164)	—
Loss attributable to common stockholders	$(21,290)	$(25,314)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,637	68,171

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.37)
Loss from discontinuing operations, basic and diluted	(0.05)	—
Net loss, basic and diluted	$(0.31)	$(0.37)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2015 excludes the effect of securities issued in connection with the Purchase Agreement (as defined below) the Company entered into on March 9, 2015 (see Note 4 - PIPE Transaction) as their inclusion would be anti-dilutive to loss attributable to common stockholders, including the (i) 625,000 shares of Series A Preferred Stock with an initial conversion price of $5.17, (ii) 1,800,000 Class A Warrants with an exercise price of $5.17 and the (iii) 1,800,000 Class B Warrants with an exercise price of $6.45. The computation of diluted shares for the three months ended March 31, 2014 excludes the effect of 3.1 million warrants with an exercise price of $10.00 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) as their inclusion would be anti-dilutive to loss attributable to common stockholders. In addition to the warrants, the computation of diluted shares for the three months ended March 31, 2015 and 2014, excludes the effect of 5.8 million and 3.8 million shares, respectively, of stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 3 -- STOCKHOLDERS’ EQUITY

2015 Warrants

In connection with the PIPE Transaction (see Note 4 - PIPE Transaction), the Company issued 1,800,000 Class A Warrants (the “Class A Warrants”) and 1,800,000 Class B Warrants (the “Class B Warrants” and, together with the Class A Warrants, the “2015 Warrants”) which may be exercised to acquire shares of Common Stock. The rights and terms of the Class A Warrants and the Class B Warrants are identical except for the exercise price. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015, with the PIPE Investors (as further described below), the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

The 2015 Warrants are exercisable for a ten year term and may only be exercised for cash. The number of Common Stock that may be acquired upon exercise of the 2015 Warrants is subject to anti-dilution adjustments for stock splits, subdivisions, reclassifications or combinations, or the issuance of Common Stock for a consideration per share less than 85% of the market price per share immediately prior to such issuance. Upon the occurrence of certain business combinations the 2015 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.

The 2015 Warrants are not exercisable until the earlier of (i) September 9, 2015, or (ii) the date Stockholder Approval (as defined below) is received. If Stockholder Approval is not obtained at the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”) to be held on May 11, 2015, no 2015 Warrants may be exercised until September 9, 2015, and, subsequent to September 9, 2015, the 2015 Warrants may be exercised only in accordance with the Conversion Cap (as defined below). Until Stockholder Approval is obtained, the 2015 Warrants may not be exercised if such exercise would cause the holder together with its affiliates to beneficially own in the aggregate greater than 19.99% of the Company’s Common Stock after giving effect to the exercise (the “Conversion Cap”). If the 2015 Annual Meeting is postponed or delayed and Stockholder Approval is not sought prior to September 9, 2015, then the 2015 Warrants are not exercisable until the first vote of the stockholders to occur after September 9, 2015.

The value assigned to the 2015 Warrants was $2.9 million (see Note 4 - PIPE Transaction) which is classified as additional paid in capital in stockholders’ equity on the Consolidated Balance Sheet.

2010 Common Stock Purchase Warrants

In connection with the acquisition of CHS in March 2010, the Company issued 3.4 million warrants (the “2010 Warrants”) exercisable for Common Stock. The 2010 Warrants had a five year term with an exercise price of $10.00 per share. They were exercisable at any time prior to the expiration date.

During the year ended December 31, 2013, the Company issued 78,567 shares of common stock pursuant to the cashless exercise of 256,175 of the 2010 Warrants. No 2010 Warrants were exercised during 2014 or during the three months ended March 31, 2015. The 2010 Warrants expired in March 2015.

NOTE 4 -- PIPE TRANSACTION

Securities Purchase Agreement
On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., a Delaware limited partnership, Coliseum Capital Partners II, L.P., a Delaware limited partnership, and Blackwell Partners, LLC, Series A, a Georgia limited liability company (collectively, the “PIPE Investors”), affiliates of Coliseum Capital Management, LLC, a Delaware limited liability company (“Coliseum”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00, (b) 1,800,000 Class A Warrants, and (c) 1,800,000 Class B Warrants, for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. Pursuant to the Warrant Addendum with the PIPE Investors, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. At the 2015 Annual Meeting to be held on May 11, 2015, the Company intends to seek stockholder approval in connection with the PIPE Transaction whereby the holders of the Company’s Common Stock (“Common Stockholders”) determine, among other things, whether to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the 2015 Warrants (“Stockholder Approval”).

The Purchase Agreement contains customary representations, warranties and covenants, including covenants relating to, among other things, information rights, the Company’s financial reporting, tax matters, listing compliance under the NASDAQ Global Market, Stockholder Approval, use of proceeds, and potential requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended to make a notice filing with respect to the exercise of the 2015 Warrants.

Additionally, under the Purchase Agreement, the Company agreed that it will use at least 75% of the net proceeds from the PIPE Transaction for the repayment of outstanding indebtedness. As of March 31, 2015, the Company had repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds.

The PIPE Transaction is the subject of a putative securities class action lawsuit (see Note 11 - Commitments and Contingencies).

The proceeds from the Purchase Agreement were allocated among the instruments based on their relative fair values as follows (in thousands):

Relative Fair Value Allocation
Financial instruments:	March 9, 2015
Series A Preferred Stock [1]	$59,355
2015 Warrants [2]	3,145
Total Investment	$62,500

1 The fair value of the Series A Preferred Stock was determined using a binomial lattice model using the following assumptions: volatility of 55%, risk-free rate of 0.92%, and a dividend rate of 11.5%. The model also utilized various assumptions about the time to maturity and conditions under which conversion features would be exercised.

2 The fair value of the 2015 Warrants was determined using the Black Scholes model using the following assumptions: volatility of 55%, risk-free rate of 0.92%, and stated exercise prices. The model also utilized various assumptions about the time to maturity and conditions under which exercise would occur.

Series A Convertible Preferred Stock
In connection with the PIPE Transaction, the Company authorized 825,000 shares and issued 625,000 shares of Series A Preferred Stock at $100.00 per share.

The Series A Preferred Stock may, at the option of the holder, be converted into Common Stock after the first occurrence of a vote seeking Stockholder Approval to remove the Conversion Cap (as defined below) for the Series A Preferred Stock. Until Stockholder Approval is obtained, the Series A Preferred Stock beneficially owned by a holder and its affiliates may not be converted to the extent that, after giving effect to the conversion, the holder would beneficially own, in the aggregate, in excess of 19.99% of the shares of common stock outstanding immediately after the conversion (the “Conversion Cap”). The conversion rate in effect at any applicable time for conversion of each share of Series A Preferred Stock into common stock will be the quotient obtained by dividing the Liquidation Preference then in effect by the conversion price then in effect, plus cash in lieu of fractional shares. The initial conversion price for the Series A Preferred Stock is $5.17, but is subject to adjustment from time to time upon the occurrence of certain events, including in the event of a stock split, a reverse stock split, or a dividend of Junior Securities (defined below) to the Company’s common stockholders.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event), after satisfaction of all liabilities and obligations to creditors of the Company and distribution of any assets of the Company to the holders of any stock or debt that is senior to the Series A Preferred Stock, and before any distribution or payment shall be made to holders of any Junior Securities, each holder of Series A Preferred Stock will be entitled to (i) convert their shares of Series A Preferred Stock into Common Stock and receive their pro rata share of consideration distributed to the holders of Common Stock, or (ii)receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A Preferred Stock equal to the Liquidation Preference. The Liquidation Preference is equal to $100.00 per share which may be adjusted from time to time by the accrual of non-cash dividends. However, if, at any applicable date of determination of the liquidation preference, (i) any cash dividend has been declared but is unpaid or (ii) the Company has given notice (or failed to give such notice) of its intention to pay a cash dividend but such cash dividend has not yet been declared by the Company’s board of directors (the “Board”), then such cash dividends shall be deemed, for purposes of calculating the applicable liquidation preference, to be Accrued Dividends. Accrued Dividends are paid upon the occurrence of a Liquidation Event and upon conversion or redemption of the Series A Preferred Stock.
The Company may pay a noncumulative cash dividend on each share of the Series A Preferred Stock when, as and if declared by the Board at a rate of 8.5% per annum on the liquidation preference then in effect. Cash dividends, if declared, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first calendar day of the first July or October following the date of original issuance of the Series A Preferred Stock. If declared, cash dividends will begin to accrue on the first day of the applicable dividend period. In the event the Company does not declare and pay a cash dividend, the liquidation preference of the Series A Preferred Stock will be increased to an amount equal to the liquidation preference in effect at the start of the applicable dividend period, plus an amount equal to such then applicable liquidation preference multiplied by 11.5% per annum. If the Company pays a dividend or makes a distribution on the outstanding Common Stock (other than in Junior Securities, as defined below), the Company must, at the same time, pay each holder of the Series A Preferred Stock a dividend equal to the dividend the holder would have received if all of the holder’s shares of Series A Preferred Stock (without regard to any restrictions on conversion) were converted into Common Stock immediately prior to the record date for the dividend payment (“Participating Dividend”). The Company would not be required to pay the Participating Dividend if the Company dividend or distribution was in Common Stock, a security ranking equal to or junior to Common Stock, or a security convertible into Common Stock or a security ranking equal to or junior to Common Stock (“Junior Securities”). Instead, where the Company makes a dividend or distribution of a Junior Security, the holder of Series A Preferred Stock is entitled to anti-dilution protection in the form of an adjustment to the conversion price of the Series A Preferred Stock.
The Company is required to use commercially reasonable efforts to obtain Stockholder Approval in connection with the PIPE Transaction on or before September 30, 2015. If Stockholder Approval is not obtained by September 30, 2015, the dividend rate with respect to cash dividends on each share of Series A Preferred Stock will automatically increase to 13.5% per annum, and the Accrued Dividend rate will automatically increase to 16.5% per annum, in each case, commencing with the October 1, 2015 Accrued Dividend. Unless and until the Company obtains the required consent and/or amendment from the Company’s lenders under the Company’s Senior Credit Facilities (as defined below), the Company will not be permitted to pay cash dividends.

From and after the tenth anniversary of the original issuance of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock will have the right to request that the Company redeem, in full, out of funds legally available, by irrevocable written notice to the Company, all of such holder’s shares of Series A Preferred Stock at a redemption price per share equal to the Liquidation Preference then in effect per share of Series A Preferred Stock. From and after the tenth anniversary of the original issuance of the Series A Preferred Stock, the Company may redeem the outstanding Series A Preferred Stock, in whole or in part, at a price per share equal to the Liquidation Preference then in effect.

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to the Company’s Common Stock and each other class or series of shares that the Company may issue in the future that do not expressly provide that such class or series ranks equally with, or senior to, the Series A Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution. The Series A Preferred Stock will also rank junior to the Company’s existing and future indebtedness. With the exception of the Stockholder Approval, holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of common stock (and any other class or series similarly entitled to vote with the holders of common stock) and not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the holders of common stock, on an as-converted basis. Prior to the receipt of Stockholder Approval, however, the Series A Preferred Stock beneficially owned by a holder, or any of its affiliates may only be voted to an extent as not to exceed 19.99% of the aggregate voting power of all of the Company’s voting stock outstanding who may vote with respect to any proposal (the “Voting Cap”). So long as shares of the Series A Preferred Stock represent at least five percent (5%) of the outstanding voting stock of the Company, a majority of the voting power of the Series A Preferred Stock shall have the right to designate one (1) member to the Company’s Board who shall be appointed to a minimum of two (2) committees of the board.

The following sets forth the carrying value of the Series A Preferred Stock which is classified as temporary equity (mezzanine equity) on the Consolidated Balance Sheet (in thousands):

Carrying Value
Series A Preferred Stock:	March 9, 2015
Issuance date liquidation preference	$62,500
Discount related to warrant value [1]	(3,145)
Discount related to beneficial conversion feature [2]	(3,145)
Discount related to issuance costs [3]	(3,830)
Initial carrying value of Series A Preferred Stock	$52,380

1 The discount related to the 2015 Warrants represents the difference between the redemption value of the Series A Preferred Stock and its allocated proceeds. The discount is accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

2 The value assigned to the Beneficial Conversion Feature (BCF) reflects the difference between the initial fair value assigned to the Series A Preferred Stock and the conversion value. The BCF value is accreted over the period from issuance date to first date conversion to common shares may take place and is presented as a deemed dividend on the Statement of Operations.

3 The Company incurred issuance costs of $4.0 million associated with the PIPE Transaction. The issuance costs were allocated to the Series A Preferred Stock and 2015 Warrants based on the relative fair value of each instrument or $3.8 million and $0.2 million, respectively. The issuance costs are accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

During the quarter ended March 31, 2015, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2015. The following table sets forth the activity recorded in the quarter ended March 31, 2015 related to the Series A Preferred Stock (in thousands).

Series A Preferred Stock carrying value at issuance	$52,380
Accretion of discount related to issuance costs	23
Accretion of discount related to warrant value	19
Accretion of discount related to beneficial conversion feature	1,123
Dividends recorded for March 2015 [1]	453
Series A Preferred Stock carrying value March 31, 2015	$53,998

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
2015 Warrants
In connection with the PIPE Transaction, the Company issued 1,800,000 Class A Warrants and 1,800,000 Class B Warrants which may be exercised to acquire shares of Common Stock. The rights and terms of the Class A Warrants and the Class B Warrants are identical except for the exercise price. Pursuant to the Warrant Addendum, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. As noted above, the Class A Warrants and the Class B Warrants are collectively referred to as the “2015 Warrants”.

The 2015 Warrants are exercisable for a ten year term and may only be exercised for cash. The number of shares of Common Stock that may be acquired upon exercise of the 2015 Warrants is subject to anti-dilution adjustments for stock splits, subdivisions, reclassifications or combinations, or the issuance of Common Stock for a consideration per share less than 85% of the market price per share immediately prior to such issuance. Upon the occurrence of certain business combinations the 2015 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.

The 2015 Warrants are not exercisable until the earlier of (i) September 9, 2015, or (ii) the date Stockholder Approval is received. If Stockholder Approval is not obtained at the 2015 Annual Meeting, no 2015 Warrants may be exercised until September 9, 2015, and, subsequent to September 9, 2015, the 2015 Warrants may be exercised only in accordance with the Conversion Cap (as further described for the 2015 Warrants below). Until Stockholder Approval is obtained, the 2015 Warrants may not be exercised if such exercise would cause the holder together with its affiliates to beneficially own in the aggregate greater than 19.99% of the Company’s Common Stock after giving effect to the exercise. If the 2015 Annual Meeting is postponed or delayed and Stockholder Approval is not sought prior to September 9, 2015, then the 2015 Warrants are not exercisable until the first vote of the stockholders to occur after September 9, 2015.

The following sets forth the carrying value of the 2015 Warrants which is classified as equity on the Consolidated Balance Sheet (in thousands):

Carrying Value
2015 Warrants	March 9, 2015
Fair value allocated to 2015 Warrants	$3,145
Discount related to issuance costs [1]	(203)
Carrying value of 2015 Warrants	$2,942

1 The Company incurred issuance costs of $4.0 million associated with the PIPE Transaction. The issuance costs were allocated to the Series A Preferred Stock and 2015 Warrants based on the relative fair value of each instrument or $3.8 million and $0.2 million, respectively.

Registration Rights Agreement
The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors that will, among other things and subject to certain exceptions, require the Company, upon the request of the holders of the Series A Preferred Stock to register the common stock of the Company issuable upon conversion of the Series A Preferred Stock or exercise of the 2015 Warrants. Pursuant to the terms of the Registration Rights Agreement, these registration rights will not become effective until one year after the closing date of the PIPE Transaction and the costs incurred in connection with such registrations will be borne by the Company.

NOTE 5--ACQUISITION AND INTEGRATION EXPENSES

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses on the accompanying Unaudited Consolidated Statements of Operations. These costs include legal and financial advisory fees associated with acquisitions; employee severance related to staff rationalization; temporary redundant costs and integration costs to convert to common policies, procedures, and information systems. The following table summarizes the acquisition and integration expenses for the three months ended March 31, 2015 and 2014 related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended March 31,
	2015	2014
Legal and professional fees	$348	$975
Employee costs including redundant salaries and benefits and severance	(342)	1,150
Facilities consolidation and discontinuation	193	305
Change in revenue reserves related to acquired accounts receivable	(345)	3,302
Legal settlement	—	325
Other	366	442
Total	$220	$6,499

The change in revenue reserves includes adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to accounts receivable acquired in connection with the CarePoint Business and HomeChoice acquisitions that are no longer deemed collectible. The allowance for doubtful accounts and contractual discounts on acquired accounts receivable were initially reserved at historical collection rates as of December 31, 2013. Based on lower than expected collections in 2014, the Company no longer expected to achieve historical collection rates on the acquired accounts receivable. During the three months ended March 31, 2015, reserve estimates on acquired balances were reduced by $0.3 million. Reserve estimates associated with employee costs were also reduced by $0.3 million during the three months ended March 31, 2015.

NOTE 6--DISCONTINUED OPERATIONS

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

Pursuant to the terms of the Stock Purchase Agreement, as amended, the Company received total consideration of approximately $59.5 million paid in cash (the “Purchase Price”) at closing. The Company used a portion of the net proceeds from the sale to pay down a portion of the Company’s outstanding debt. Subsequently, the Purchase Price was adjusted for net working capital of the Subject Companies as of the closing date that resulted in an additional payment to the Company of approximately $1.1 million. As a result of this adjustment, the final Purchase Price received by the Company was approximately $60.6 million. The Company has classified the net proceeds received from this sale in cash provided by investing activities from discontinued operations in the accompanying Consolidate Statements of Cash Flows.

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

The operating results included in discontinued operations of the Home Health Business for the three months ended March 31, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$17,891
Gross profit	$—	$6,781
Selling, general and administrative expenses	—	6,793
Bad debt expense	—	662
Income (loss) from operations	—	(674)
Gain on sale before income taxes	—	(995)
Financial advisory fee and legal expenses	—	2,875
Impairment of assets	—	452
Other costs and expenses	49	47
Income (loss) before income taxes	(49)	(3,053)
Income tax expense (benefit)	—	(3,832)
Income (loss) from discontinued operations, net of income taxes	$(49)	$779

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

Pursuant to the terms of the 2012 Asset Purchase Agreement, the Company received a total purchase price of approximately $173.8 million. As a result of the Pharmacy Services Asset Sale, the Company has recognized a total pretax gain of $108.2 million, net of transaction costs and other one-time charges as a result of the transaction. The Company used a portion of the net proceeds from the sale to pay down the Company’s outstanding debt and a portion was used to invest in the Infusion Services segment.

The purchase price excluded all accounts receivable and working capital liabilities related to the operations subject to the Pharmacy Services Asset Sale, which were retained by the Company. No amounts related to the net accounts receivable retained by the Company remained at December 31, 2014.

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

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months ended March 31, 2015 and 2014, are summarized below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$—	$—
Gross profit	$—	$(27)
Operating expenses	—	810
Legal fees and settlement expense	2,013	—
Interest (income) expense	30	—
Facilities costs	1,676	—
Income (loss) from discontinued operations, net of income taxes	$(3,719)	$(837)

Operating expenses during the three months ended March 31, 2015 primarily consist of legal fees related to the legal proceedings discussed in Note 11 - Commitments and Contingencies and facilities costs.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement represented the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company’s traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-four states (the “Settling States”). The State Settlement Agreements represented the state component of the Company’s agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 11 - Commitments and Contingencies). Cash payments of $6.1 million and $3.0 million related to the Settlement Agreements were made to the DOJ and Settling States in the three months ended March 31, 2015 and 2014, respectively. In addition, cash payments of $0.3 million and $0.4 million were paid to the Relator in the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, there were accruals of $8.3 million and $13.0 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Other Costs	Total
Balance at December 31, 2014	$12,389	$609	$12,998
Expenses	1,028	679	1,707
Cash payments	(6,376)	(15)	(6,391)
Balance at March 31, 2015	$7,041	$1,273	$8,314

NOTE 7--GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Infusion	$560,579	$560,579
PBM Services	12,744	12,744
Total	$573,323	$573,323

The Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicates that the carrying value of goodwill may no longer be recoverable. The impairment evaluation is based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

The Company will evaluate goodwill for possible impairment during the quarter ending December 31, 2015 unless an interim goodwill impairment test is required.

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(17,754)	$7,896	$25,650	$(16,615)	$9,035
Infusion trademarks	6,200	(5,658)	542	6,200	(5,333)	867
Non-compete agreements	1,500	(1,158)	342	1,500	(1,133)	367
	$33,350	$(24,570)	$8,780	$33,350	$(23,081)	$10,269

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	2 - 4 years
Infusion trademarks	2 years
Non-compete agreements	5 years

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $1.5 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. Future amortization expense is anticipated to be as follows (in thousands):

2015 (nine months)	$3,652
2016	3,078
2017	1,983
2018	67
2019 and beyond	—
Total	$8,780

NOTE 8--RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring.

The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations and as part of the calculation of Segment Adjusted EBITDA, as defined in Note 12.

Restructuring Phases

Restructuring Phase I commenced in 2010 with a strategic assessment of the Company’s business and operations. As a result of the assessment, the Company elected to focus investments in the Infusion Services segment and to pursue offers for its traditional and specialty pharmacy mail operations and community pharmacy stores.  Accordingly, the Company consummated the Pharmacy Services Asset Sale in May 2012 and Restructuring Phase I was completed.  During the three months ended June 30, 2012, as a result of the divestiture process, the Company’s management team commenced an assessment of the Company’s continuing operations in order to align its corporate structure with its remaining operations (“Restructuring Phase II”). Restructuring Phase II is continuing as the Company divests other businesses and adjusts the Company’s overhead expenses to support the Infusion Services segment.

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

Restructuring Phase II

As a result of Restructuring Phase II, which is ongoing, the Company incurred restructuring expenses of approximately $1.0 million during three months ended March 31, 2015, consisting of employee severance and other benefit-related costs as the result of workforce reductions, third-party consulting and other costs. Restructuring expenses for the three months ended March 31, 2014 were $3.9 million, including approximately $1.0 million of employee severance and other benefit-related costs related to workforce reductions and $2.9 million in third party consulting costs.

Since inception of Restructuring Phase II, the Company has incurred approximately $17.3 million in total expenses, consisting of $5.6 million of employee severance and other benefit-related costs related to workforce reductions, $8.2 million in third party consulting costs and $3.6 million of other costs.

As of March 31, 2015, there are restructuring accruals of approximately $1.1 million related to Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2014	$1,385	$481	$1,476	$3,342
Expenses	9	111	913	1,033
Cash payments	(623)	(481)	(2,126)	(3,230)
Balance at March 31, 2015	$771	$111	$263	$1,145

Other Expenses

Other expenses include transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. Other expenses totaled $2.4 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer and office equipment	$22,669	$22,662
Software capitalized for internal use	15,198	14,914
Vehicles, including equipment acquired under capital leases	2,101	2,106
Medical equipment, including equipment acquired under capital leases	28,781	27,668
Work in progress	3,245	3,287
Furniture and fixtures	4,525	4,487
Leasehold improvements	13,735	13,690
	90,254	88,814
Less: Accumulated depreciation	(54,322)	(50,643)
Property and equipment, net	$35,932	$38,171

The Company had an insignificant amount of vehicles and medical equipment under capital lease as of March 31, 2015 and December 31, 2014.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $4.3 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 10--DEBT

As of March 31, 2015 and December 31, 2014, the Company’s debt consisted of the following obligations (in thousands):

	March 31, 2015	December 31, 2014
Revolving Credit Facility	$—	$5,000
Term Loan Facilities	222,757	222,757
2021 Notes, net of unamortized discount	195,602	195,462
Capital leases	469	584
Total Debt	418,828	423,803
Less: Current portion	325	5,395
Long-term debt, net of current portion	$418,503	$418,408

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
On December 23, 2013, the Company entered into the First Amendment to the Senior Credit Facilities pursuant to which the Company obtained the required consent of the lenders to enter into the Settlement Agreements (see Note 11- Commitments and Contingencies) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million.

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

On March 1, 2015, the Company entered into the Third Amendment to the Senior Credit Facilities, which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also reduces the Revolver Covenant Triggering Event from 25% of the Aggregate Revolving Commitment Amount to 5% of the Aggregate Revolving Commitment Amount beginning with the quarter ended June 30, 2015 and provides for certain additional financial reporting.

As discussed below, the net proceeds of approximately $194.5 million from the issuance on February 11, 2014 of 8.875% senior notes due 2021 (the “2021 Notes”) were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of the Home Health Business (see Note 6 - Discontinued Operations) were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the Term Loan Facilities. Once repaid, amounts under Term Loan Facilities may not be reborrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of March 31, 2015, the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

In connection with the PIPE Transaction (see Note 4 - PIPE Transaction), under the Purchase Agreement, the Company is required to use at least 75% of the net proceeds for the repayment of outstanding indebtedness. As of March 31, 2015, the Company has repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds.

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

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of March 31, 2015, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

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

In connection with the issuance of the 2021 Notes, the Company entered into a registration rights agreement on February 11, 2014 with certain guarantors of the 2021 Notes named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement on Form S-4 on February 6, 2015 and a related amendment on May 1, 2015, which was declared effective on May 6, 2015, to exchange the 2021 Notes for substantially identical notes registered under the Securities Act. The Company has also agreed to file a shelf registration statement to cover resales of the 2021 Notes under certain circumstances. The Company has agreed to complete the exchange offer with respect to the 2021 Notes within 30 days of effectiveness. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2021 Notes under certain circumstances.

Deferred Financing Costs

In connection with the Third Amendment to the Senior Credit Facilities during the three months ended March 31, 2015, the Company incurred $1.2 million in deferred financing costs. The deferred financing costs will be reflected as additional debt discount and amortized as an adjustment of interest expense over the remaining term of the Senior Credit Facilities using the effective interest method.

In connection with the issuance of the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $0.5 million that are being amortized over the term of the 2021 Notes.

Interest Expense, net

Interest expense consisted of the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Revolving Credit Facility	$647	$584
Term Loan Facilities	3,620	5,750
2021 Notes	4,290	2,307
Amortization of deferred financing costs	641	1,877
Amortization of debt discount	140	66
Other, net	(175)	(85)
Interest expense, net	$9,163	$10,499

NOTE 11--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Shareholder Class Action Litigation in the Delaware Court of Chancery
Subsequent to March 31, 2015, the Company entered into a memorandum of understanding (the “Memorandum of Understanding”) on April 30, 2015 to settle two separate putative class action lawsuits filed in connection with the PIPE Transaction as further described below.
As disclosed in the Company’s definitive proxy statement filed on April 8, 2015 (the “Proxy Statement”), the Company is seeking Stockholder Approval. Until Stockholder Approval is obtained, the terms of the Series A Preferred Stock and the 2015 Warrants contain caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the 2015 Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevent the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. If the Company does not receive Stockholder Approval by September 30, 2015, then the Caps will remain in effect and the dividend rates on the Series A Preferred Stock will increase (the “Dividend Rate Adjustment”) from 8.5% to 13.5% for cash dividends and from 11.5% to 16.5% if the dividend is accrued and added to the liquidation preference of the Series A Preferred Stock.
Subsequent to March 31, 2015, two separate putative class action lawsuits were filed on April 9, 2015 in the Delaware Court of Chancery (the “Delaware Court”) by purported stockholders Lawrence Cline and Roger Rubin (“Plaintiffs”), respectively, against the Company, the individual directors of the Company and the PIPE Investors. The Plaintiffs asserted, among other things, that the Dividend Rate Adjustment if the Company did not obtain Stockholder Approval by September 30, 2015 was invalid, that the Board had breached their fiduciary duties and that the stockholder vote on the Stockholder Approval scheduled for the 2015 Annual Meeting was coercive and based on inadequate disclosure. The Plaintiffs’ complaint seeks a preliminary and permanent injunction, enjoining the vote on Stockholder Approval at the 2015 Annual Meeting, additional disclosures, certain declaratory relief, and costs and disbursements, including attorneys’ fees, costs and expenses. On April 17, 2015, the Delaware Court ordered expedited proceedings and set a preliminary injunction hearing for May 8, 2015, where the Delaware Court would have decided whether to enjoin the vote on the Stockholder Approval at the 2015 Annual Meeting. On April 17, 2015, the two separate class action lawsuits were consolidated by order of the Delaware Court as In re BioScrip, Inc. Stockholder Litigation, Consol. C.A. 10893-VCG (the “Delaware Action”).
In consideration for the full settlement and release of the Delaware Action (the “Settlement”), the Memorandum of Understanding provides for, among other things, agreement that: (1) additional disclosures will be made by the Company to stockholders regarding the PIPE Transaction and Stockholder Approval, as set forth in the supplement to the Proxy Statement filed on May 1, 2015 (the “Supplemental Disclosures”); (2) if Stockholder Approval is obtained at the 2015 Annual Meeting, causing the Caps to be removed and the Dividend Rate Adjustment to never go into effect, the Delaware Action will be dismissed with prejudice; (3) if Stockholder Approval is not obtained at the 2015 Annual Meeting, the Caps will remain in place and the Dividend Rate Adjustment will not go into effect unless the Delaware Court determines that the Dividend Rate Adjustment and the Caps are valid after a trial on the merits with a final judgment to be entered into no later than August 31, 2015, and (4) the Company will commence a previously announced rights offering (the “Rights Offering”) on or before June 30, 2015, subject to confirmation regarding any required regulatory or other approvals. In addition, the Memorandum of Understanding provides for the withdrawal of the Plaintiffs’ Motion for a Preliminary Injunction in respect of the 2015 Annual Meeting.
While the Company has entered into the Memorandum of Understanding, the Settlement will be subject to the parties entering into a formal stipulation of settlement and approval of the Delaware Court, which the parties to the Delaware Action will use their best efforts to agree upon, and execute prior to May 11, 2015. There can be no guarantee that the parties will be able to agree upon and execute a formal stipulation of settlement or, in the event that they do, that the settlement will receive the requisite court approval. In the event the Settlement is not effectuated for any reason, the Company intends to vigorously defend against these claims, although there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions.

Discontinued Operations Contingency - Prior State Regulatory Matter

The Company has accrued an estimate of a potential loss as of March 31, 2015 in connection with a pending regulatory matter related to certain discontinued operations of the Company (see Note 6 - Discontinued Operations). The accrual recorded represents the Company’s best estimate of the exposure.

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

With the execution of the Federal Settlement Agreement and the State Settlement Agreements (collectively, the “Settlement Agreements”), the Company expects the Civil Action to be fully resolved, and also expects to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against it in the Civil Action have been dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

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

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of March 31, 2015, the Company has paid $9.1 million, including interest, related to the Settlement Agreements and $0.7 million of fees to the Relator.

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

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits and appointing a lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the court granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the Court’s denial of the motions to dismiss was filed on behalf of all remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time.

Professional Home Care Services Litigation

On March 31, 2009, Professional Home Care Services, Inc. (“PHCS”), a subsidiary of the Company, was sued by Alexander Infusion, LLC, a New York-based home infusion company (“Alexander Infusion”), in the Supreme Court of the State of New York (the “Lawsuit”). The complaint alleged principally breach of contract arising in connection with PHCS’s failure to consummate an acquisition of Alexander Infusion after failing to satisfy the conditions to PHCS’s obligation to close. On April 4, 2014, PHCS and the Company entered into a settlement agreement with Alexander Infusion and its affiliate Avantiscripts, LLC (collectively the “Alexander Parties”) to resolve all outstanding claims arising out of the Lawsuit in exchange for payment by PHCS to the Alexander Parties in the amount of $325,000,and the Lawsuit was dismissed on April 8, 2014. The Company did not pay any cash under the settlement agreement. Rather, the settlement amount of $325,000 was offset against an amount of$325,000 on accounts receivable due to the Company from the Alexander Parties. In addition, under the merger agreement dated as of January 24, 2010, by and among the Company, CHS and the former CHS stockholders, the former CHS stockholders agreed to indemnify the Company, subject to certain limits, in connection with any losses arising from claims made in respect of the acquisition agreement entered into between PHCS and Alexander Infusion.

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor has ceased paying amounts due to the Company. As of March 31, 2015, the total amount owed to the Company is approximately $6.8 million. The Company has initiated arbitration to collect approximately $6.8 million due from the third party processor. The arbitration process is expected to take several more months. As of March 31, 2015, no reserve has been provided for the amounts due to the Company as we believe the amounts owed will be paid in full however there are uncertainties around any arbitration process.

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry do or may impact the Company’s current and planned operations, including, without limitation, federal and state laws prohibiting kickbacks in government health programs, federal and state antitrust and drug distribution laws, and a wide variety of consumer protection, insurance and other state laws and regulations. While management believes the Company is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are often uncertain in their application to our business practices as they evolve and are subject to rapid change. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted.

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

As of March 31, 2015, future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2015 (nine months)	$6,690	$282	$6,972
2016	7,650	116	7,766
2017	6,583	60	6,643
2018	4,535	11	4,546
2019	2,731	—	2,731
2020 and thereafter	2,357	—	2,357
Total	$30,546	$469	$31,015

Rent expense for leased facilities and equipment was approximately $1.8 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.

Purchase Commitments

As of March 31, 2015, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $35.0 million during the remainder of 2015. These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 12--OPERATING AND REPORTABLE SEGMENTS

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

Segment Reporting Information
(in thousands)

	Three Months Ended March 31,
	2015	2014
Results of Operations:
Revenue:
Infusion Services - product revenue	$239,047	$215,903
Infusion Services - service revenue	5,391	5,166
Total Infusion Services revenue	244,438	221,069
PBM Services - service revenue	17,243	18,224
Total revenue	$261,681	$239,293

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$12,699	$14,961
PBM Services	1,389	1,675
Total Segment Adjusted EBITDA	14,088	16,636

Corporate overhead	(7,768)	(7,476)

Interest expense, net	(9,163)	(10,499)
Income tax (expense) benefit	(1,928)	(3,491)
Depreciation	(4,304)	(3,836)
Amortization of intangibles	(1,490)	(1,703)
Stock-based compensation expense	(1,657)	(2,886)
Acquisition and integration expenses	(220)	(6,499)
Restructuring and other expenses and investments	(3,463)	(5,502)
Loss from continuing operations, net of income taxes	$(15,905)	$(25,256)

Supplemental Operating Data
	March 31, 2015	December 31, 2014
Total Assets:
Infusion Services	$756,417	$755,955
PBM Services	25,780	29,147
Corporate unallocated, including cash and cash equivalents	63,226	39,611
Total Assets	$845,423	$824,713

NOTE 13--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, UnitedHealthcare accounted for approximately 22% and 23% of revenue during the three months ended March 31, 2015 and March 31, 2014, respectively. In addition, Medicare accounted for approximately 10% of revenue during the three months ended March 31, 2015. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 16% and 18% for the three months ended March 31, 2015 and 2014, respectively. The revenue is related to the Infusion Services segment.

NOTE 14--INCOME TAXES

The Company’s Federal and state income tax expense (benefit) from continuing operations for the three months ended March 31, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2014
Current
Federal	$—	$—
State	1	783
Total current	1	783
Deferred
Federal	1,628	2,396
State	299	312
Total deferred	1,927	2,708
Total income tax expense (benefit)	$1,928	$3,491

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months ended March 31, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Tax benefit at statutory rate	$(4,892)	$(7,670)
State tax expense (benefit), net of Federal taxes	—	509
Valuation allowance changes affecting income tax expense	6,781	10,601
Non-deductible transaction costs and other	39	51
Income tax expense (benefit)	$1,928	$3,491

NOTE 15--STOCK-BASED COMPENSATION

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

As of March 31, 2015, 2,026,210 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.9 million and $1.8 million during the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.3 million and $1.1 million during the three months ended March 31, 2015 and 2014, respectively.

Stock Appreciation Rights

The Company recognized compensation (benefit) related to stock appreciation rights awards of $(0.5) million and $(0.1) million during three months ended March 31, 2015 and 2014, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the Plan Year from January 1st through December 31st. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. The Company recently implemented the ESPP and employee participation began April 1, 2015. As of March 31, 2015, no shares have been issued and no expense has been incurred under the ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our internal control over financial reporting

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding our planned rights offering;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	our ability to address cybersecurity risks;

•	our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	risks associated with our issuance of Series A Preferred Stock and 2015 Warrants to the PIPE Investors (as defined below); and

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this report, we have over 70 service locations in 28 states, executive offices in New York and corporate offices in Minnesota.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dieticians and respiratory therapists work with the physician to develop a plan of care suited to our patients’ specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

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

The integrated pharmacy benefit management (“PBM”) Services operating and reportable segment consists of discount card programs. The discount card programs provide a cost effective alternative for individuals who may be uninsured, underinsured or may have restrictive coverage that disallows reimbursement for certain medications. Under these discount programs, individuals who present a discount card at one of our participating network pharmacies receive prescription medications at a discounted price compared to the retail price.

Strategic Transactions

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and ensuing assessments, we have focused our investments in the Infusion Services segment, which remains the primary driver of our growth strategy. Subsequent transactions which executed the strategic plans were:

•
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

•
On July 31, 2012, we acquired 100% of InfuScience, Inc. (“InfuScience”). InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

•
On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc. (“HomeChoice”). Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

•
On August 23, 2013, we completed the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business (the “CarePoint Business”) of CarePoint Partners Holdings LLC. CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to our acquisition.

•	On March 31, 2014, we completed the sale of substantially all of our Home Health Services segment to LHC Group, Inc.

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses on the accompanying Unaudited Consolidated Statements of Operations.  These costs include legal and financial advisory fees associated with acquisitions; employee severance related to staff rationalization; temporary redundant costs and integration costs to convert to common policies, procedures, and information systems.

Regulatory Matters Update

Approximately 23% of revenue for the three months ended March 31, 2015 and March 31, 2014 was derived directly from Medicare, state Medicaid programs or other government payors, respectively. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 5% of our consolidated revenue for the three months ended March 31, 2015, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2015. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months ended March 31, 2015 have not been significant but the impact on future results of operations cannot yet be predicted.

Approximately 10% of revenue for the three months ended March 31, 2015 was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. Except as discussed below, there have been no changes to critical accounting estimates in the three months ended March 31, 2015. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Change in Estimate of the Collectability of Accounts Receivable

During 2014, the Company experienced deterioration in the aging of certain accounts receivable primarily due to delays and disruptions related to the integration of our acquisitions in 2013. The disruption to billing and collection processes was attributable in part to the following:

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

The Company outsourced collections to third party agency partners and hired and trained billing and collection personnel to mitigate the effects of the disruption, however, the Company experienced more difficulty collecting the aged balances than it originally estimated. The Company provided incremental allowances in each quarter during 2014 to address the developing deterioration, and as such, the Company materially changed its estimates based on actual collection experience during and after the acquisition disruption period.

Collections of billed revenues during the first 180 days have returned to historical Infusion Services segment levels during the three months ended March 31, 2015. The Company’s accounts receivable over 180 days have increased by $3.3 million since December 31, 2014 as several older balances are still the subject of collection projects with major payors.  We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company increased the allowance for doubtful accounts by $0.3 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 32.8% at March 31, 2015 compared to 32.1% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old. The following table summarizes the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$25,441	$13,275	$38,716	$25,812	$13,036	$38,848
Commercial	109,452	37,996	147,448	117,699	35,302	153,001
Patient	6,452	10,881	17,333	4,899	10,562	15,461
Gross accounts receivable	$141,345	$62,152	203,497	$148,410	$58,900	207,310
Allowance for doubtful accounts			(66,836)			(66,500)
Net accounts receivable			$136,661			$140,810

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months ended March 31, 2015 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014, all prior period financial information has been reclassified to include the Home Health Services segment as discontinued operations.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

	Three Months Ended March 31,
	(in thousands)
	2015		2014		Change
Revenue	$261,681		$239,293		$22,388
Gross profit	$66,473	25.4%	$65,100	27.2%	$1,373
Loss from continuing operations	$(4,814)	(1.8)%	$(11,266)	(4.7)%	$6,452
Interest expense, net	$9,163	3.5%	$10,499	4.4%	$(1,336)
Loss from continuing operations, before income taxes	$(13,977)	(5.3)%	$(21,765)	(9.1)%	$7,788
Loss from continuing operations, net of income taxes	$(15,905)	(6.1)%	$(25,256)	(10.6)%	$9,351
Loss from discontinued operations, net of income taxes	$(3,768)	(1.4)%	$(58)	—%	$(3,710)
Net loss	$(19,673)	(7.5)%	$(25,314)	(10.6)%	$5,641

Revenue. Revenue for the three months ended March 31, 2015 was $261.7 million compared to revenue of $239.3 million for the three months ended March 31, 2014.

Infusion segment revenue for the three months ended March 31, 2015 was $244.4 million, compared to revenue of $221.1 million for the same period in 2014, an increase of $23.4 million, or 10.6%. Product revenue increased $23.1 million, or 10.7%, substantially as a result of additional revenue in chronic, nutrition and other therapies.

PBM Services segment revenue for the three months ended March 31, 2015 was $17.2 million, compared to revenue of $18.2 million for the same period in 2014, a decrease of $1.0 million, or 5.4%. This decrease in service revenue was primarily due to decreases in discount cash card revenue of $0.7 million and decreases in new funded business volume of approximately$0.3 million.

Gross Profit. Gross profit for the three months ended March 31, 2015 was $66.5 million compared to $65.1 million for the same period in 2014, an increase of $1.4 million, or 2.1%. The increase in gross profit dollars was due to revenue growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 27.2% to 25.4% was mainly due to a revenue mix shift in our Infusion Services segment between our core therapies to chronic and other therapies which have a lower margin rate.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2015 were $57.8 million, or 22.1% of total revenue, compared to $59.2 million, or 24.7% of total revenue, for the same period in 2014. The decrease in SG&A expense is due mainly to lower wages and benefits costs. The decrease in SG&A as a percentage of revenue was due to restructuring plans executed in 2014, operating leverage attained on Infusion Services segment growth and a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the three months ended March 31, 2014 was $2.2 million. The adjustments recorded in 2014 were due to remeasurement at fair value of the probability of the sellers of Home Choice earning contingent consideration based on product gross profit performance versus target. While the HomeChoice acquisition has generated expected revenues, the contingent consideration was an incentive for the sellers to partner with the Company which would result in performance significantly over and above the transaction valuation model. Based on performance in 2013 and 2014 and the 2014 business plans for the acquired branches, we reduced our estimate of the probability of payout and the fair value of this liability by$1.4 million three months ended March 31, 2014. In addition, the contingent consideration related to the Care Point business acquisition was remeasured at fair value and resulted in the reduction of contingent consideration of $0.9 million. No changes were made to the fair value of contingent consideration during the quarter ended March 31, 2015.

Bad Debt Expense.  For the three months ended March 31, 2015, bad debt expense was $8.3 million, or 3.2% of revenue, compared to $6.6 million or 2.8% of revenue, for the same period in 2014. Approximately$0.7 million of the increase in bad debt expense between periods was due to reserves provided on organic growth. The remaining increase in reserves in the quarter was predominantly attributable to aged balances over 365 days old.  Collection of current billed revenues in the quarter have returned to historical Infusion Services segment levels experienced prior to the disruption related to acquisition integration.

Acquisition and Integration Expenses. During the three months ended March 31, 2015 and 2014, acquisition and integration expenses were $0.2 million and $6.5 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended March 31, 2014 includes approximately $0.3 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $3.5 million and $4.6 million during the three months ended March 31, 2015 and 2014, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The decrease between periods primarily resulted from lower third party consulting costs and employee related costs partially offset by higher facility-related costs during the three months ended March 31, 2015.

Amortization of Intangibles. During the three months ended March 31, 2015, we recorded amortization of intangible assets of $1.5 million compared to $1.7 million for the same period in the prior year.

Interest Expense, Net. Net interest expense was $9.2 million for the three months ended March 31, 2015, compared to $10.5 million for the same period in 2014. The $1.3 million decrease in interest expense resulted primarily from a decrease in amortization of deferred financing costs.

Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2015 was $1.9 million on a pre-tax loss of $14.0 million compared to $3.5 million of income tax expense on a pre-tax loss of $21.9 million for the three months ended March 31, 2014. Our income tax expense for the three months ended March 31, 2015 reflects a tax benefit of $4.9 million based on statutory tax rates offset by expense of $6.8 million related to adjustments to our deferred tax asset valuation allowances. Our income tax expense for the three months ended March 31, 2014 reflects a tax benefit of $7.7 million based on statutory rates and a state tax expense of $0.5 million that were offset primarily by a $10.6 million adjustment to our deferred tax asset valuation allowance.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $3.8 million for the three months ended March 31, 2015, compared to a loss of $0.1 million for the same period in the prior year. The loss from discontinued operations during the three months ended March 31, 2015 primarily consists of lease abandonment reserves and legal fees.

Net Loss and Loss Per Share. Net loss for the three months ended March 31, 2015 was $21.3 million, or $0.31 per basic and diluted share. Net loss was $25.3 million, or $0.37 per basic and diluted share, for the same period in the preceding year.

Non-GAAP Measures

Non-GAAP Reconciliation -- Adjusted EBITDA.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, amortization and stock-based compensation expense. Adjusted EBITDA also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. Adjusted EBITDA also excludes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$12,699	$14,961
PBM Services	1,389	1,675
Total Segment Adjusted EBITDA	14,088	16,636
Corporate overhead	(7,768)	(7,476)
Consolidated Adjusted EBITDA	6,320	9,160
Interest expense, net	(9,163)	(10,499)
Income tax (expense) benefit	(1,928)	(3,491)
Depreciation	(4,304)	(3,836)
Amortization of intangibles	(1,490)	(1,703)
Stock-based compensation expense	(1,657)	(2,886)
Acquisition and integration expenses	(220)	(6,499)
Restructuring and other expenses and investments	(3,463)	(5,502)
Loss from continuing operations, net of income taxes	$(15,905)	$(25,256)

Infusion Services segment Adjusted EBITDA decreased during the three months ended March 31, 2015 compared to the same periods in the prior year mainly as a result of a favorable adjustment to reduce contingent consideration in the three months ended March 31, 2014 of $2.2 million that did not repeat in 2015. Also, the mix of revenue in 2015 had a lower gross profit percentage and the increase to contractual and bad debt expense over historical run rates was $0.3 million in the three months ended March 31, 2015.

PBM Services segment Adjusted EBITDA decreased during the three months ended March 31, 2015 compared to the same period in the prior year primarily due to decreases in discount cash card volumes.

Non-GAAP Reconciliation -- Adjusted EPS.  In an effort to provide better transparency into the operational results of the business and better comparability to other market participants, we have identified non-operating (non-GAAP) categories of earnings per share (Non-GAAP Adjusted EPS) from continuing operations. Non-GAAP Adjusted EPS is a measure that excludes the effects of amortization of intangibles and stock-based compensation expense. Adjusted EPS also excludes certain acquisition-related charges such as transaction costs and acquisition and integration expenses; costs associated with restructuring such as employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs; transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring; and investments in 2014 start-up branch locations. We consider these costs to be outside the normal operational performance of the business.

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

	Three Months Ended March 31,
	2015 [1]	2014 [2]
	(in thousands)
Net loss from continuing operations, net of income taxes	$(15,905)	$(25,256)
Accrued dividends on preferred stock	(453)	—
Deemed dividend on preferred stock	(1,164)	—
Loss attributable to common stockholders, from continuing operations	$(17,522)	$(25,256)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses and investments [3]	3,463	5,502
Acquisition and integration expenses	220	6,499
Amortization of intangibles	1,490	1,703
Compensation under stock-based compensation plans	1,657	2,886
Non-GAAP net loss from continuing operations	$(10,692)	$(8,666)

Loss per share attributable to common stockholders, from continuing operations, basic and diluted	$(0.26)	$(0.37)
Non-GAAP adjustments, net of income tax:
Restructuring and other expenses and investments [3]	0.05	0.08
Acquisition and integration expenses	—	0.10
Amortization of intangibles	0.02	0.02
Compensation under stock-based compensation plans	0.02	0.04
Non-GAAP loss per share from continuing operations, basic and diluted	$(0.17)	$(0.13)

Weighted average shares outstanding, basic and diluted	68,637	68,171

1 For the three months ended March 31, 2015, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using a year-to-date effective tax rate method. However, there is no tax impact for the three months ended March 31, 2015 as the Company was in an overall taxable loss position. The Company has recorded a full valuation allowance on its deferred tax assets and, as a result, no tax benefit is being recognized for the non-GAAP net loss from continuing operations.

2 For the three months ended March 31, 2014, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using a year-to-date effective tax rate method. The tax expense netted against restructuring and other expenses and investments, acquisition and integration expenses, amortization of intangibles, and stock-based compensation expense was $88, $103, $27 and $46 (in thousands), respectively. The Company was in a taxable position for the three months ended March 31, 2014 due to the sale of the Home Health Business on March 31, 2014. The tax effect of these adjustments on a per share basis is not meaningful.

3 Restructuring and other expenses and investments include costs associated with restructuring such as employee severance and other benefit-related costs, third party consulting costs, facility-related costs and certain other costs; transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring; and, in 2014, investments in start-up branch locations.

Liquidity and Capital Resources

Sources and Uses of Funds

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations totaled $24.3 million during the three months ended March 31, 2015 compared to $24.3 million during the three months ended March 31, 2014. The cash used in operating activities from continuing operations for the three months ended March 31, 2015 resulted from the loss from continuing operations net of income taxes of $15.9 million and an decrease in accrued expenses and other liabilities of $9.7 million. The net cash used in operating activities during the prior year period resulted from the net loss from continuing operations net of income taxes of $25.3 million, an increase in receivables of $22.9 million in part as a result of delayed collections due to a disruption in our billing and collection process, as well as increased sales from acquired businesses and organic growth, partially offset by increases in accounts payable of $4.6 million and claims payable of $5.4 million.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2015 was $2.1 million compared to $3.1 million of cash used during the same period in 2014. Expenditures for property and equipment were $2.1 million during the 2015 period as compared to $3.1 million in 2014. The net proceeds from the sale of the Home Health Services Business of $56.6 million are included in net cash provided by investing activities from discontinued operations in the three months ended March 31, 2014.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2015 was $52.6 million compared to cash used in financing activities continuing operations of $19.3 million during the same period in 2014. The cash provided in 2015 results from the net proceeds of $59.0 million related to our issuance of Series A Preferred Stock and 2015 Warrants in the PIPE Transaction, offset by net repayments of $5.0 million on our Revolving Credit Facility (defined below). Cash used from financing activities during the same period in 2014 was due to repayments of $59.3 million on our Revolving Credit facility and $135.2 million of the term loan portion of the Senior Credit Facilities. These repayments were funded by the net proceeds of $193.8 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). In addition, we repaid $17.2 million on our revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit facilities from the net proceeds from our sale of the Home Health Services Business.

At March 31, 2015, we had working capital of $67.2 million compared to $25.9 million at December 31, 2014.  The $41.3 million increase in working capital primarily results from an increase in our cash and cash equivalents of $22.5 million and an $17.2 million reduction in current liabilities. At March 31, 2015, approximately $69.8 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $5.2 million.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of March 31, 2015 the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

On March 1, 2015, the Company entered into the Third Amendment to the Senior Credit Facilities (the “Third Amendment”) which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also reduces the Revolver Covenant Triggering Event from 25% of the Aggregate Revolving Commitment Amount to 5% of the Aggregate Revolving Commitment Amount beginning with the quarter ended June 30, 2015 and provides for certain additional financial reporting.

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of our Home Health Business were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities. As of the date of this Quarterly Report, approximately $45.3 million of the net proceeds from the PIPE Transaction (as defined below) were used to repay the Revolving Credit Facility and accrued interest. Once repaid, amounts under the Term Loan B Facility and the Delayed Draw Term Loan Facility may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan B Facility and the Delayed Draw Term Loan Facility each mature on July 31, 2020 at which time the remaining principal amount of approximately $222.8 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 2021 Notes with net proceeds to us of approximately$194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

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

PIPE Transaction

On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A, (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “Class A Warrants”), and (c) 1,800,000 Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “2015 Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. Pursuant to and addendum ( the “Warrant Addendum”), dated March 23, 2015, to the Warrant Agreement, dated March 9, 2015, with the PIPE Investors, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. The Series A Preferred Stock and the 2015 Warrants were issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The PIPE Transaction is more fully described in Note 3 to the Unaudited Consolidated Financial Statements above.

Additionally, under the Purchase Agreement, the Company agreed that it will use at least 75% of the net proceeds from the PIPE Transaction for the repayment of outstanding indebtedness. As of March 31, 2015, the Company had repaid $45.3 million of the Revolving Credit Facility indebtedness including accrued interest from those net proceeds.

Income Taxes

At March 31, 2015, we had Federal net operating loss (“NOL”) carry forwards of approximately $196.4 million, of which $20.5 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $267.0 million, the majority of which will begin expiring in 2017 and later.

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

The following table sets forth our contractual obligations affecting cash in the future as of March 31, 2015 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2015	2016	2017	2018	2019	2020 and Beyond
Long-term debt	$418,359	—	—	—	—	—	418,359
Operating lease obligations	30,546	6,690	7,650	6,583	4,535	2,731	2,357
Capital lease obligations	469	282	116	60	11	—	—
Settlement agreement (1)	6,181	—	6,181	—	—	—	—
Purchase commitment (2)	34,997	34,997	—	—	—	—	—
Total	$490,552	$41,969	$13,947	$6,643	$4,546	$2,731	$420,716

(1)	Includes estimated interest.

(2)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls as of the end of the period covered by this report were not effective as a result of material weaknesses in internal control over financial reporting that were disclosed in Item 9A of the Annual Report as of December 31, 2014. The following control deficiencies were identified:

•
Our internal control over the accounting for the establishment of accounts receivable related reserves and the timely recognition of bad debt expense was not designed appropriately in that the methodology averaged potential estimated reserve levels using various assumptions rather than selecting an estimate that emphasized the growth in aged balances during the year ended December 31, 2014.

•	Our internal controls over significant and unusual transactions were not designed appropriately to ensure that the related accounting conclusions were sufficiently reviewed for compliance with GAAP.

•
Our general information technology controls (“GITCs”) intended to ensure that access to certain data is restricted to the appropriate personnel were not operating effectively. This impacted our ability to rely on related internal controls that used this data.

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2015, management has identified no new material weaknesses that would be in addition to those previously described in the Annual Report.

In order to remediate the material weakness related to establishment of accounts receivable related reserves, we have developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of March 31, 2015. In addition, steps have been taken to further segregate access to data and information technology systems and address the material weakness in GITC. Regarding significant and unusual transactions, we sought the advice of a third-party accounting firm on matters relating to the accounting of the PIPE transaction. While our management has taken actions to remediate the material weaknesses disclosed in the Annual Report, in order to conclude that remediation is complete, we must operate with the remediated controls in place and verify their effectiveness by testing control procedures for two quarters in 2015.

Changes in Internal Control Over Financial Reporting

In light of the material weakness in internal control over financial reporting that continued to exist as of March 31, 2015, management performed additional analysis and procedures to ensure the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with GAAP. Accordingly, management believes that the accompanying Unaudited Consolidated Financial Statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Class Action Litigation in the Delaware Court of Chancery
Subsequent to March 31, 2015, the Company entered into a memorandum of understanding (the “Memorandum of Understanding”) on April 30, 2015 to settle two separate putative class action lawsuits filed in connection with the PIPE Transaction as further described below.
The Company entered into the Purchase Agreement with the PIPE Investors on March 9, 2015. Pursuant to the Purchase Agreement, the Company issued and sold to the PIPE Investors an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 Class A Warrants, and (c) 1,800,000 Class B Warrants. As disclosed in the Company’s definitive proxy statement filed on April 8, 2015 (the “Proxy Statement”), the Company is seeking stockholder approval at the Company’s 2015 annual meeting of stockholders to be held on May 11, 2015 (the “2015 Annual Meeting”) to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the 2015 Warrants (“Stockholder Approval”). Until Stockholder Approval is obtained, the terms of the Series A Preferred Stock and the 2015 Warrants contain caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the 2015 Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevent the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. If the Company does not receive Stockholder Approval by September 30, 2015, then the Caps will remain in effect and the dividend rates on the Series A Preferred Stock will increase (the “Dividend Rate Adjustment”) from 8.5% to 13.5% for cash dividends and from 11.5% to 16.5% if the dividend is accrued and added to the liquidation preference of the Series A Preferred Stock.
Subsequent to March 31, 2015, two separate putative class action lawsuits were filed on April 9, 2015 in the Delaware Court of Chancery (the “Delaware Court”) by purported stockholders Lawrence Cline and Roger Rubin (“Plaintiffs”), respectively, against the Company, the individual directors of the Company and the PIPE Investors. The Plaintiffs asserted, among other things, that the Dividend Rate Adjustment if the Company did not obtain Stockholder Approval by September 30, 2015 was invalid, that the Board had breached their fiduciary duties and that the stockholder vote on the Stockholder Approval scheduled for the 2015 Annual Meeting was coercive and based on inadequate disclosure. The Plaintiffs’ complaint seeks a preliminary and permanent injunction, enjoining the vote on Stockholder Approval at the 2015 Annual Meeting, additional disclosures, certain declaratory relief, and costs and disbursements, including attorneys’ fees, costs and expenses. On April 17, 2015, the Delaware Court ordered expedited proceedings and set a preliminary injunction hearing for May 8, 2015, where the Delaware Court would have decided whether to enjoin the vote on the Stockholder Approval at the 2015 Annual Meeting. On April 17, 2015, the two separate class action lawsuits were consolidated by order of the Delaware Court as In re BioScrip, Inc. Stockholder Litigation, Consol. C.A. 10893-VCG (the “Delaware Action”).
In consideration for the full settlement and release of the Delaware Action (the “Settlement”), the Memorandum of Understanding provides for, among other things, agreement that: (1) additional disclosures will be made by the Company to stockholders regarding the PIPE Transaction and Stockholder Approval, as set forth in the supplement to the Proxy Statement filed on May 1, 2015 (the “Supplemental Disclosures”); (2) if Stockholder Approval is obtained at the 2015 Annual Meeting, causing the Caps to be removed and the Dividend Rate Adjustment to never go into effect, the Delaware Action will be dismissed with prejudice; (3) if Stockholder Approval is not obtained at the 2015 Annual Meeting, the Caps will remain in place and the Dividend Rate Adjustment will not go into effect unless the Delaware Court determines that the Dividend Rate Adjustment and the Caps are valid after a trial on the merits with a final judgment to be entered into no later than August 31, 2015, and (4) the Company will commence a previously announced rights offering (the “Rights Offering”) on or before June 30, 2015, subject to confirmation regarding any required regulatory or other approvals. In addition, the Memorandum of Understanding provides for the withdrawal of the Plaintiffs’ Motion for a Preliminary Injunction in respect of the 2015 Annual Meeting.
While the Company has entered into the Memorandum of Understanding, the Settlement will be subject to the parties entering into a formal stipulation of settlement and approval of the Delaware Court, which the parties to the Delaware Action will use their best efforts to agree upon, and execute prior to May 11, 2015. There can be no guarantee that the parties will be able to agree upon and execute a formal stipulation of settlement or, in the event that they do, that the settlement will receive the requisite court approval. In the event the Settlement is not effectuated for any reason, the Company intends to vigorously defend against these claims, although there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions.

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

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits and appointing a lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the Court granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the Court’s denial of the motions to dismiss was filed on behalf of all remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015.

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

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, are hereby incorporated by reference. Additional risk factors reflecting recent developments at the Company are as follows:
The issuance of shares of our Series A Preferred Stock to the PIPE Investors in the PIPE Transaction has reduced the percentage interests of our other stockholders, and any future exercise of the 2015 Warrants by the PIPE Investors will further reduce the percentage interests of our other stockholders.

We entered into the Purchase Agreement with the PIPE Investors on March 9, 2015. Pursuant to the Purchase Agreement, we issued and sold to the PIPE Investors an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 Class A Warrants, and (c) 1,800,000 Class B Warrants. The Series A Preferred Stock is not convertible into Common Stock until the first vote where we seek Stockholder Approval. The 2015 Warrants are not exercisable until the earlier of (i) September 9, 2015, or (ii) the date Stockholder Approval is obtained, if Stockholder Approval is sought prior to September 9, 2015.

As of the date of this Quarterly Report, if the PIPE Investors were able to convert their shares of Series A Preferred Stock in full, and were able to exercise the 2015 Warrants in full, their aggregate beneficial ownership would be approximately 18.6% of our outstanding Common Stock. The issuance of the Series A Preferred Stock to the PIPE Investors has caused a reduction in the relative voting power and percentage ownership interests of our other current stockholders. The future exercise of the 2015 Warrants by the PIPE Investors will cause a reduction in the relative voting power and percentage ownership interests of our other stockholders.
The PIPE Investors may exercise significant influence over us, including through their ability to elect one director to our Board and to influence other matters requiring the approval of holders of our Common Stock or Series A Preferred Stock.
Holders of the Series A Preferred Stock are entitled to vote on an as-converted basis upon all matters, other than the Stockholder Approval (as described above), upon which holders of our Common Stock have the right to vote. The shares of Series A Preferred Stock owned by the PIPE Investors currently represent approximately 15% of the voting rights in respect of our share capital on an as-converted basis, and accordingly the PIPE Investors will have the ability to significantly influence the outcome of most matters submitted for the vote of our stockholders.

Further, so long as shares of the Series A Preferred Stock represent at least 5% of our outstanding voting stock (on an as converted into Common Stock basis), the holders of our Series A Preferred Stock are entitled to designate one member of the Board by a majority of the voting power of the outstanding shares of Series A Preferred Stock. The PIPE Investors are currently the beneficial owners of all 625,000 issued and outstanding shares of our Series A Preferred Stock.

The Pipe Investors’ majority ownership of our Series A Preferred Stock will limit the ability of any future holders of Series A Preferred Stock to influence corporate matters requiring the approval of the holders of Series A Preferred Stock, including the right, voting as a separate class, to elect one director to our Board, and to approve certain amendments to our certificate of incorporation, or certain other changes, that would adversely affect the holders of the Series A Preferred Stock. The PIPE Investors’ voting power of the Series A Preferred Stock may also delay, defer or even prevent an acquisition by a third party or other change of control of our company to the extent that the consideration that would be received by the PIPE Investors and other holders of Series A Preferred Stock in such acquisition or change of control is less than their liquidation preference, and may make some transactions more difficult or impossible without the support of the PIPE Investors, even if such events are in the best interests of our other stockholders. Accordingly, the ownership position and the governance rights of the PIPE Investors could discourage a third party from proposing a change of control or other strategic transaction with us. In any of these matters, the interests of the PIPE Investors may differ from or conflict with the interests of our other stockholders.

In addition, the PIPE Investors are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers.

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

3.3
Certificate of Designations for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015, SEC File Number 000-28740).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
4.1
Registration Rights Agreement, dated as of March 9, 2015, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015, SEC File Number 000-28740).

10.1
Investor Agreement, dated as of February 6, 2015, by and among the Company, Cloud Gate Capital LLC and DSC Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2015, SEC File Number 000-28740).

10.2
Third Amendment to Credit Agreement, dated as of March 1, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2015, SEC File Number 000-28740).

10.3
Securities Purchase Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2015, SEC File Number 000-28740).

10.4
Warrant Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 10, 2015, SEC File Number 000-28740).

10.5
Addendum to the Warrant Agreement, dated as of March 23, 2015, by and among the Company and the PIPE Investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on March 24, 2015, SEC File Number 000-28740).

10.6	Amendment dated April 2, 2015, to the Employment Offer Letter by and between the Company and Brian Stiver.
10.7
Offer Letter, dated as of April 26, 2015, by and between the Company and Jeffrey M. Kreger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015, SEC File Number 000-28740).

10.8
Memorandum of Understanding, dated as of April 30, 2015, by and among the Company and the parties to In re Bioscrip, Inc. Stockholder Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015, SEC File Number 000-28740)

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

BIOSCRIP INC.

/s/ Patricia Bogusz
Patricia Bogusz
Vice President of Finance and Principal Accounting Officer