Form 10-Q
period 2015-06-30
BioScrip, Inc.
filed 2015-08-10
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On August 5, 2015, there were 68,730,871 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,172	$740
Receivables, less allowance for doubtful accounts of $72,332 and $66,500 as of June 30, 2015 and December 31, 2014, respectively	131,471	140,810
Inventory	42,364	37,215
Prepaid expenses and other current assets	10,396	9,450
Total current assets	185,403	188,215
Property and equipment, net	34,906	38,171
Goodwill	335,323	573,323
Intangible assets, net	7,290	10,269
Deferred financing costs	13,035	13,463
Other non-current assets	1,192	1,272
Total assets	$577,149	$824,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$238	$5,395
Accounts payable	77,085	90,032
Claims payable	4,816	8,162
Amounts due to plan sponsors	4,254	5,779
Accrued interest	6,705	6,853
Accrued expenses and other current liabilities	40,923	46,092
Total current liabilities	134,021	162,313
Long-term debt, net of current portion	418,619	418,408
Deferred taxes	2,924	19,058
Other non-current liabilities	6,891	8,129
Total liabilities	562,455	607,908
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 625,000 shares issued and outstanding; and, $64,758 liquidation preference as of June 30, 2015. No convertible preferred stock was authorized or outstanding as of December 31, 2014.	57,988	—
Stockholders’ equity
Preferred stock, $.0001 par value; 4,175,000 and 5,000,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,376,164 and 71,274,064 shares issued and 68,730,871 and 68,636,965 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	8	8
Treasury stock, 2,645,293 and 2,637,099 shares at cost as of June 30, 2015 and December 31, 2014, respectively	(10,715)	(10,679)
Additional paid-in capital	534,100	529,682
Accumulated deficit	(566,687)	(302,206)
Total stockholders’ equity (deficit)	(43,294)	216,805
Total liabilities and stockholders’ equity	$577,149	$824,713

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$241,020	$225,277	$480,067	$441,180
Service revenue	21,343	21,848	43,977	45,238
Total revenue	262,363	247,125	524,044	486,418

Cost of product revenue	176,763	161,658	350,710	313,398
Cost of service revenue	19,634	20,111	40,895	42,564
Total cost of revenue	196,397	181,769	391,605	355,962

Gross profit	65,966	65,356	132,439	130,456

Selling, general and administrative expenses	60,367	57,244	118,140	116,424
Change in fair value of contingent consideration	(93)	(4,646)	(72)	(6,855)
Bad debt expense	15,146	8,360	23,466	14,961
Impairment of goodwill	238,000	—	238,000	—
Acquisition and integration expenses	259	5,333	479	11,832
Restructuring and other expenses	4,803	3,858	8,266	8,450
Amortization of intangibles	1,489	1,620	2,979	3,323
Loss from continuing operations	(254,005)	(6,413)	(258,819)	(17,679)
Interest expense, net	9,080	9,135	18,243	19,634
Loss from continuing operations before income taxes	(263,085)	(15,548)	(277,062)	(37,313)
Income tax expense (benefit)	(19,921)	3,063	(17,993)	6,554
Loss from continuing operations, net of income taxes	(243,164)	(18,611)	(259,069)	(43,867)
Loss from discontinued operations, net of income taxes	(1,644)	(1,207)	(5,412)	(1,265)
Net loss	$(244,808)	$(19,818)	$(264,481)	$(45,132)
Accrued dividends on preferred stock	(1,805)	—	(2,258)	—
Deemed dividends on preferred stock	(2,186)	—	(3,350)	—
Loss attributable to common stockholders	$(248,799)	$(19,818)	$(270,089)	$(45,132)

Loss per common share:
Loss from continuing operations, basic and diluted	$(3.60)	$(0.27)	$(3.85)	$(0.64)
Loss from discontinued operations, basic and diluted	(0.02)	(0.02)	(0.08)	(0.02)
Net loss, basic and diluted	$(3.62)	$(0.29)	$(3.93)	$(0.66)

Weighted average common shares outstanding, basic and diluted	68,698	68,468	68,668	68,354

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2014	$—	$8	$(10,679)	$529,682	$(302,206)	$216,805
Issuance of Series A convertible preferred stock and warrants	—	—	—	6,570	—	6,570
Accrued dividends on preferred stock	—	—	—	(2,258)	—	(2,258)
Deemed dividends on preferred stock	—	—	—	(3,350)	—	(3,350)
Compensation under employee stock compensation plan	—	—	—	3,454	—	3,454
Surrender of stock to satisfy minimum tax withholding	—	—	(36)	2	—	(34)
Net loss	—	—	—	—	(264,481)	(264,481)
Balances at June 30, 2015	$—	$8	$(10,715)	$534,100	$(566,687)	$(43,294)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2013	$—	$7	$(10,311)	$519,625	$(154,738)	$354,583
Exercise of stock options	$—	1		905	$—	906
Compensation under employee stock compensation plan	$—	$—	—	4,665	—	4,665
Net loss	$—	$—	$—	$—	(45,132)	(45,132)
Balances at June 30, 2014	$—	$8	$(10,311)	$525,195	$(199,870)	$315,022

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(264,481)	$(45,132)
Less: loss from discontinued operations, net of income taxes	(5,412)	(1,265)
Loss from continuing operations, net of income taxes	(259,069)	(43,867)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash provided by (used in) operating activities:
Depreciation	8,434	7,794
Amortization of intangibles	2,979	3,323
Impairment of goodwill	238,000	—
Amortization of deferred financing costs and debt discount	1,792	2,745
Change in fair value of contingent consideration	(72)	(6,855)
Change in deferred income taxes	(15,834)	6,358
Compensation under stock-based compensation plans	2,819	4,884
Loss on disposal of fixed assets	628	—
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	10,299	(19,019)
Inventory	(5,149)	(58)
Prepaid expenses and other assets	(613)	3,745
Accounts payable	(12,912)	6,105
Claims payable	(3,346)	1,475
Amounts due to plan sponsors	(1,524)	816
Accrued interest	(148)	4,764
Accrued expenses and other liabilities	(8,335)	1,116
Net cash used in operating activities from continuing operations	(42,051)	(26,674)
Net cash used in operating activities from discontinued operations	(4,110)	(4,304)
Net cash used in operating activities	(46,161)	(30,978)
Cash flows from investing activities:
Purchases of property and equipment, net	(5,797)	(6,925)
Cash consideration paid for acquisitions, net of cash acquired	—	(454)
Net cash used in investing activities from continuing operations	(5,797)	(7,379)
Net cash provided by investing activities from discontinued operations	—	57,688
Net cash provided by (used in) investing activities	(5,797)	50,309
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	58,951	—
Proceeds from senior notes due 2021, net of fees paid to lenders	—	193,868
Deferred and other financing costs	(1,218)	(1,161)
Borrowings on line of credit	129,163	85,400
Repayments on line of credit	(134,163)	(125,403)
Principal payments on long-term debt	—	(172,243)
Repayments of capital leases	(345)	(151)
Net proceeds from exercise of employee stock compensation plans	2	905
Net cash provided by (used in) financing activities from continuing operations	52,390	(18,785)
Net change in cash and cash equivalents	432	546
Cash and cash equivalents - beginning of period	740	1,001
Cash and cash equivalents - end of period	$1,172	$1,547
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,391	$12,232
Cash paid during the period for income taxes	$515	$349

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2015 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Adjustment Relating to Deferred Financing Costs

During 2014 the Company discovered an error was made relating to deferred financing costs. The error was immaterial for the three months and six months ending June 30, 2014. As previously disclosed in the Annual Report, a cumulative adjustment was recorded in the fourth quarter of 2014.

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

Collections of billed revenues during the first 180 days have returned to historical Infusion Services segment levels during the six months ended June 30, 2015. The Company’s accounts receivable over 180 days have increased by $0.7 million since December 31, 2014 as several older balances are still the subject of collection projects with major payors.  We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company increased the allowance for doubtful accounts by $5.8 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 35.5% at June 30, 2015 compared to 32.1% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old.

The following table summarizes the aging of the Company’s net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$24,706	$13,114	$37,820	$25,812	$13,036	$38,848
Commercial	112,593	34,954	147,547	117,699	35,302	153,001
Patient	6,920	11,516	18,436	4,899	10,562	15,461
Gross accounts receivable	$144,219	$59,584	203,803	$148,410	$58,900	207,310
Allowance for doubtful accounts			(72,332)			(66,500)
Net accounts receivable			$131,471			$140,810

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Interest - Imputation of Interest (subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. As of June 30, 2015 we have $2.9 million and $13.0 million of deferred financing costs that would be reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

In November 2014, the FASB issued ASU 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). ASU 2014-16 requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. ASU 2014-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2--	EARNINGS PER SHARE

Loss Per Share

The Company presents basic and diluted earnings per share (“EPS”) for its common stock (“Common Stock”). Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, warrants and convertible preferred stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Preferred Stock are determined using the “if converted” method.

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

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations, net of income taxes	$(243,164)	$(18,611)	$(259,069)	$(43,867)
Loss from discontinued operations, net of income taxes	(1,644)	(1,207)	(5,412)	(1,265)
Net loss	$(244,808)	$(19,818)	$(264,481)	$(45,132)
Accrued dividends on Series A Preferred Stock	(1,805)	—	(2,258)	—
Deemed dividend on Series A Preferred Stock	(2,186)	—	(3,350)	—
Loss attributable to common stockholders	$(248,799)	$(19,818)	$(270,089)	$(45,132)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,698	68,468	68,668	68,354

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(3.60)	$(0.27)	$(3.85)	$(0.64)
Loss from discontinuing operations, basic and diluted	(0.02)	(0.02)	(0.08)	(0.02)
Net loss, basic and diluted	$(3.62)	$(0.29)	$(3.93)	$(0.66)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and six months ended June 30, 2015 excludes the effect of securities issued in connection with the Purchase Agreement and Warrant Addendum (each as defined below) the Company entered into on March 9, 2015 and March 23, 2015, respectively (see Note 4 - PIPE Transaction) as their inclusion would be anti-dilutive to loss attributable to common stockholders, including the (i) 625,000 shares of Series A Preferred Stock with an initial conversion price of $5.17, (ii) 1,800,000 PIPE Class A Warrants (as defined below) with an exercise price of $5.17 and the (iii) 1,800,000 PIPE Class B Warrants (as defined below) with an exercise price of $6.45. The computation of diluted shares for the three months and six months ended June 30, 2014 excludes the effect of 3.1 million warrants with an exercise price of $10.00 issued in connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) as their inclusion would be anti-dilutive to loss attributable to common stockholders. These warrants expired unexercised in March 2015 and are not impactful to the diluted shares calculation for the three months and six months ended June 30, 2015. In addition to the warrants, the computation of diluted shares for the three months ended June 30, 2015 and 2014, excludes the effect of 6.1 million and 4.1 million shares, respectively, of stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders. The computation of diluted shares for the six months ended June 30, 2015 and 2014, excludes the effect of 5.6 million and 3.9 million shares, respectively, of stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 3 -- STOCKHOLDERS’ EQUITY

PIPE Warrants

In connection with the PIPE Transaction (see Note 4 - PIPE Transaction), the Company issued 1,800,000 Class A warrants (the “PIPE Class A Warrants”) and 1,800,000 Class B warrants (the “PIPE Class B Warrants” and, together with the PIPE Class A Warrants, the “PIPE Warrants”) which may be exercised to acquire shares of Common Stock. The rights and terms of the PIPE Class A Warrants and the PIPE Class B Warrants are identical except for the exercise price. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015, with the PIPE Investors (as further described below), the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the

PIPE Class A Warrants and PIPE Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

The PIPE Warrants are exercisable for a ten year term and may only be exercised for cash. The number of Common Stock that may be acquired upon exercise of the PIPE Warrants is subject to anti-dilution adjustments for stock splits, subdivisions, reclassifications or combinations, or the issuance of Common Stock for a consideration per share less than 85% of the market price per share immediately prior to such issuance. Upon the occurrence of certain business combinations the PIPE Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.

The PIPE Warrants became exercisable on May 11, 2015, the date Stockholder Approval (as defined below) was obtained at the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”). Until Stockholder Approval was obtained, the PIPE Warrants contained certain restrictions preventing the holder together with its affiliates to beneficially own in the aggregate greater than 19.99% of the Company’s Common Stock after giving effect to the exercise of the PIPE Warrants (a “Conversion Cap”). As a result of the Company obtaining Stockholder Approval, the Conversion Cap ceased to apply.

The carrying value assigned to the PIPE Warrants was $2.9 million (see Note 4 - PIPE Transaction) which is classified as additional paid in capital in stockholders’ equity on the Consolidated Balance Sheet.

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

NOTE 4 -- PIPE TRANSACTION

Securities Purchase Agreement
On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., a Delaware limited partnership, Coliseum Capital Partners II, L.P., a Delaware limited partnership, and Blackwell Partners, LLC, Series A, a Georgia limited liability company (collectively, the “PIPE Investors”), affiliates of Coliseum Capital Management, LLC, a Delaware limited liability company (“Coliseum”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00, (b) 1,800,000 PIPE Class A Warrants, and (c) 1,800,000 PIPE Class B Warrants, for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. Pursuant to the Warrant Addendum with the PIPE Investors, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the PIPE Class A Warrants and PIPE Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

As disclosed in the Company’s definitive proxy materials relating to the 2015 Annual Meeting, the Company sought stockholder approval to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the PIPE Warrants (the “Stockholder Approval”). Until Stockholder Approval was obtained, the terms of the Series A Preferred Stock and the PIPE Warrants contained caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the PIPE Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on the voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevented the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. If the Company did not receive Stockholder Approval before September 30, 2015, then the Caps would have remained in effect and the dividend rates on the Series A Preferred Stock would have increased. As a result of obtaining Stockholder Approval on May 11, 2015, the Caps and other restrictions and conditions relating to the holders and their respective affiliates’ ability to vote and convert their shares of Series A Preferred Stock and exercise the PIPE Warrants ceased to apply.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants relating to, among other things, information rights, the Company’s financial reporting, tax matters, listing compliance under the NASDAQ Global Market, Stockholder Approval, use of proceeds, and potential requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended to make a notice filing with respect to the exercise of the PIPE Warrants.

As of June 30, 2015, the Company had repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transaction’s net proceeds.

The PIPE Transaction is the subject of a putative securities class action lawsuit (see Note 11 - Commitments and Contingencies).

The proceeds from the Purchase Agreement were allocated among the instruments based on their relative fair values as follows (in thousands):

Relative Fair Value Allocation
Financial instruments:	March 9, 2015
Series A Preferred Stock [1]	$59,355
PIPE Warrants [2]	3,145
Total Investment	$62,500

1 The fair value of the Series A Preferred Stock was determined using a binomial lattice model using the following assumptions: volatility of 55%, risk-free rate of 0.92%, and a dividend rate of 11.5%. The model also utilized various assumptions about the time to maturity and conditions under which conversion features would be exercised.

2 The fair value of the PIPE Warrants was determined using the Black Scholes model using the following assumptions: volatility of 55%, risk-free rate of 0.92%, and stated exercise prices. The model also utilized various assumptions about the time to maturity and conditions under which exercise would occur.

Series A Convertible Preferred Stock
In connection with the PIPE Transaction, the Company authorized 825,000 shares and issued 625,000 shares of Series A Preferred Stock at $100.00 per share.

The Series A Preferred Stock may, at the option of the holder, be converted into Common Stock. Until Stockholder Approval was obtained, the Series A Preferred Stock beneficially owned by a holder and its affiliates could not be converted to the extent that, after giving effect to the conversion, the holder would beneficially own, in the aggregate, in excess of 19.99% of the shares of Common Stock outstanding immediately after the conversion (a “Conversion Cap”). As a result of the Company obtaining Stockholder Approval on May 11, 2015, the Conversion Cap ceased to apply to the Series A Preferred Stock. The conversion rate in effect at any applicable time for conversion of each share of Series A Preferred Stock into Common Stock will be the quotient obtained by dividing the Liquidation Preference then in effect by the conversion price then in effect, plus cash in lieu of fractional shares. The initial conversion price for the Series A Preferred Stock is $5.17, but is subject to adjustment from time to time upon the occurrence of certain events, including in the event of a stock split, a reverse stock split, or a dividend of Junior Securities (defined below) to the Company’s common stockholders.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event), after satisfaction of all liabilities and obligations to creditors of the Company and distribution of any assets of the Company to the holders of any stock or debt that is senior to the Series A Preferred Stock, and before any distribution or payment shall be made to holders of any Junior Securities, each holder of Series A Preferred Stock will be entitled to (i) convert their shares of Series A Preferred Stock into Common Stock and receive their pro rata share of consideration distributed to the holders of Common Stock, or (ii) receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A Preferred Stock equal to the Liquidation Preference. The initial Liquidation Preference was equal to $100.00 per share which may be adjusted from time to time by the accrual of non-cash dividends. As of June 30, 2015, the Liquidation Preference was $64.8 million. However, if, at any applicable date of determination of the liquidation preference, (i) any cash dividend has been declared but is unpaid or (ii) the Company has given notice (or failed to give such notice) of its intention to pay a cash dividend but such cash dividend has not yet been declared by the Company’s board of directors (the “Board”), then such cash dividends shall be deemed, for purposes of calculating the applicable liquidation preference, to be Accrued Dividends. Accrued Dividends are paid upon the occurrence of a Liquidation Event and upon conversion or redemption of the Series A Preferred Stock.
The Company may pay a noncumulative cash dividend on each share of the Series A Preferred Stock when, as and if declared by the Board at a rate of 8.5% per annum on the liquidation preference then in effect. Cash dividends, if declared, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first calendar day of the first July or October following the date of original issuance of the Series A Preferred Stock. If declared, cash dividends will begin to accrue on the first day of the applicable quarterly dividend period. In the event the Company does not declare and pay a cash dividend, the liquidation preference of the Series A Preferred Stock will be increased to an amount equal to the liquidation preference in effect at the start of the applicable quarterly dividend period, plus an amount equal to such then applicable liquidation preference multiplied by 11.5% per annum. If the Company pays a dividend or makes a distribution on the outstanding Common Stock (other than in Junior Securities, as defined below), the Company must, at the same time, pay each holder of the Series A Preferred Stock a dividend equal to the dividend the holder would have received if all of the holder’s shares of Series A Preferred Stock were converted into Common Stock immediately prior to the record date for the dividend payment (“Participating Dividend”). The Company would not be required to pay the Participating Dividend if the Company dividend or distribution was in Common Stock, a security ranking equal to or junior to Common Stock, or a security convertible into Common Stock or a security ranking equal to or junior to Common Stock (“Junior Securities”). Instead, where the Company makes a dividend or distribution of a Junior Security, the holder of Series A Preferred Stock is entitled to anti-dilution protection in the form of an adjustment to the conversion price of the Series A Preferred Stock. Unless and until the Company obtains the required consent and/or amendment from the Company’s lenders under the Company’s Senior Credit Facilities (as defined below), the Company will not be permitted to pay cash dividends.

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

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to the Company’s Common Stock and each other class or series of shares that the Company may issue in the future that do not expressly provide that such class or series ranks equally with, or senior to, the Series A Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution. The Series A Preferred Stock will also rank junior to the Company’s existing and future indebtedness. Holders of shares of Series A Preferred Stock will be entitled to vote with the holders of shares of Common Stock (and any other class or series similarly entitled to vote with the holders of Common Stock) and not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the holders of Common Stock, on an as-converted basis. Until Stockholder Approval was obtained, the Series A Preferred Stock beneficially owned by a holder, or any of its affiliates could only be voted to an extent as not to exceed 19.99% of the aggregate voting power of all of the Company’s voting stock outstanding who may vote with respect to any proposal (the “Voting Cap”). As a result of the Company obtaining Stockholder Approval on May 11, 2015, the Voting Cap ceased to apply. So long as shares of the Series A Preferred Stock represent at least five percent (5%) of the outstanding voting stock of the Company, a majority of the voting power of the Series A Preferred Stock shall have the right to designate one (1) member to the Company’s Board who shall be appointed to a minimum of two (2) committees of the Board.

The following sets forth the initial carrying value of the Series A Preferred Stock which is classified as temporary equity (mezzanine equity) on the Consolidated Balance Sheet (in thousands):

Carrying Value
Series A Preferred Stock:	March 9, 2015
Issuance date liquidation preference	$62,500
Discount related to warrant value [1]	(3,145)
Discount related to beneficial conversion feature [2]	(3,145)
Discount related to issuance costs [3]	(3,830)
Initial carrying value of Series A Preferred Stock	$52,380

1 The discount related to the PIPE Warrants represents the difference between the redemption value of the Series A Preferred Stock and its allocated proceeds. The discount is accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

2 The value assigned to the Beneficial Conversion Feature (BCF) reflects the difference between the initial fair value assigned to the Series A Preferred Stock and the conversion value. The BCF value is accreted over the period from issuance date to first date conversion to common shares may take place and is presented as a deemed dividend on the Statement of Operations.

3 The Company incurred issuance costs of $4.0 million associated with the PIPE Transaction. The issuance costs were allocated to the Series A Preferred Stock and PIPE Warrants based on the relative fair value of each instrument or $3.8 million and $0.2 million, respectively. The issuance costs are accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

As of June 30, 2015, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2015. The following table sets forth the activity recorded in the quarter ended June 30, 2015 related to the Series A Preferred Stock (in thousands).

Series A Preferred Stock carrying value at issuance	$52,380
Accretion of discount related to issuance costs	109
Accretion of discount related to warrant value	96
Accretion of discount related to beneficial conversion feature	3,145
Dividends recorded through June 2015 [1]	2,258
Series A Preferred Stock carrying value June 30, 2015	$57,988

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
PIPE Warrants
In connection with the PIPE Transaction, the Company issued 1,800,000 PIPE Class A Warrants and 1,800,000 PIPE Class B Warrants which may be exercised to acquire shares of Common Stock. The rights and terms of the PIPE Class A Warrants and the PIPE Class B Warrants are identical except for the exercise price. Pursuant to the Warrant Addendum, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the PIPE Class A Warrants and PIPE Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. As noted above, the PIPE Class A Warrants and the PIPE Class B Warrants are collectively referred to as the “PIPE Warrants”.

The PIPE Warrants are exercisable for a ten year term and may only be exercised for cash. The number of shares of Common Stock that may be acquired upon exercise of the PIPE Warrants is subject to anti-dilution adjustments for stock splits, subdivisions, reclassifications or combinations, or the issuance of Common Stock for a consideration per share less than 85% of the market price per share immediately prior to such issuance. Upon the occurrence of certain business combinations the PIPE Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.

The following sets forth the carrying value of the PIPE Warrants which is classified as equity on the Consolidated Balance Sheet (in thousands):

Carrying Value
PIPE Warrants	March 9, 2015
Fair value allocated to PIPE Warrants	$3,145
Discount related to issuance costs [1]	(203)
Carrying value of PIPE Warrants	$2,942

1 The Company incurred issuance costs of $4.0 million associated with the PIPE Transaction. The issuance costs were allocated to the Series A Preferred Stock and PIPE Warrants based on the relative fair value of each instrument or $3.8 million and $0.2 million, respectively.
Registration Rights Agreement
The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors that will, among other things and subject to certain exceptions, require the Company, upon the request of the holders of the Series A Preferred Stock to register the Common Stock of the Company issuable upon conversion of the Series A Preferred Stock or exercise of the PIPE Warrants. Pursuant to the terms of the Registration Rights Agreement, these registration rights will not become effective until one year after the closing date of the PIPE Transaction and the costs incurred in connection with such registrations will be borne by the Company.

NOTE 5--ACQUISITION AND INTEGRATION EXPENSES

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses on the accompanying Unaudited Consolidated Statements of Operations. These costs include legal and financial advisory fees associated with acquisitions; employee severance related to staff rationalization; temporary redundant costs and integration costs to convert to common policies, procedures, and information systems. The following table summarizes the acquisition and integration expenses for the three months and six months ended June 30, 2015 and 2014 related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Legal and professional fees	$223	$1,571	$571	$2,546
Employee costs including redundant salaries and benefits and severance	10	430	(332)	1,580
Facilities consolidation and discontinuation	143	353	336	658
Change in revenue reserves related to acquired accounts receivable	(118)	2,118	(463)	5,420
Legal settlement	—	8	—	333
Other	1	853	367	1,295
Total	$259	$5,333	$479	$11,832

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

The operating results included in discontinued operations of the Home Health Business for the three months and six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$502	$—	$18,932
Gross profit	$—	$173	$—	$6,954
Selling, general and administrative expenses	—	583	—	7,375
Bad debt expense	—	237	—	900
Income (loss) from operations	—	(647)	—	(1,321)
Gain on sale before income taxes	—	(1,072)	—	(2,067)
Financial advisory fee and legal expenses	—	—	—	2,875
Impairment of assets	—	—	—	452
Other costs and expenses	292	—	341	47
Income (loss) before income taxes	(292)	425	(341)	(2,628)
Income tax expense (benefit)	—	(355)	—	(4,186)
Income (loss) from discontinued operations, net of income taxes	$(292)	$780	$(341)	$1,558

Pharmacy Services Asset Sale

On February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement by and among Walgreen Co. and certain subsidiaries and the Company and certain subsidiaries (collectively, the “Sellers”) with respect to the sale of certain assets, rights and properties (the “Pharmacy Services Asset Sale”) relating to the Sellers’ traditional and specialty pharmacy mail operations and community retail pharmacy stores.

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months and six months ended June 30, 2015 and 2014, are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$(27)
Operating expenses	—	1,987	—	2,796
Legal fees and settlement expense	1,116	—	3,129	—
Other (income) expense	236	—	266	—
Facilities costs	—	—	1,676	—
Income (loss) from discontinued operations, net of income taxes	$(1,352)	$(1,987)	$(5,071)	$(2,823)

Operating expenses during the three months and six months ended June 30, 2015 primarily consist of legal fees related to the legal proceedings discussed in Note 11 - Commitments and Contingencies and facilities costs.

Effective January 8, 2014, the Company entered into a Stipulation and Order of Settlement and Dismissal (the “Federal Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and a qui tam relator (the “Relator”). The Federal Settlement Agreement represented the federal and private component of an agreement in principle to settle all civil claims under the False Claims Act and related statutes and all common law claims that could have been brought by the DOJ and Relator that arose out of the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company’s traditional and specialty pharmacy mail operations and community retail pharmacy stores prior to its divestiture in May 2012. Further, effective February 11, 2014, the Company entered into State Settlement Agreements with the offices of the Attorneys General of thirty-four states (the “Settling States”). The State Settlement Agreements represented the state component of the Company’s agreement in principle to settle the claims that could have been brought by the Settling States that arose out of the distribution of the Medication. During the year ended December 31, 2013, the Company accrued $15.0 million related to the Settlement Agreements and included the amount and related legal fees and expenses in income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations (see Note 11 - Commitments and Contingencies). Cash payments of $6.1 million and $3.0 million related to the Settlement Agreements were made to the DOJ and Settling States in the three months and six months ended June 30, 2015 and 2014, respectively. In addition, cash payments of $0.3 million and $0.4 million were paid to the Relator in the three months and six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, there were accruals of $8.6 million and $13.0 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The accrual activity consisted of the following (in thousands):

	Legal Settlement	Other Costs	Total
Balance at December 31, 2014	$12,389	$609	$12,998
Expenses	1,076	1,795	2,871
Cash payments	(6,376)	(856)	(7,232)
Balance at June 30, 2015	$7,089	$1,548	$8,637

NOTE 7--GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	Infusion Services	PBM Services	Total
Balance at December 31, 2014	$560,579	12,744	573,323
Additions	—	—	—
Impairment of goodwill	$238,000	$—	$238,000
Balance at June 30, 2015	$322,579	$12,744	$335,323

The Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicates that the carrying value of goodwill may no longer be recoverable. The impairment evaluation is based on a two-step process. The first step (“Step 1”) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step (“Step 2”) must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

In the first quarter of 2015, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units as of the end of our most recent fiscal year. We concluded that the estimated fair value determined under our testing approach for each of our reporting units, as of December 31, 2014, was reasonable. In each case, the estimated fair value exceeded the respective carrying value. We concluded that the goodwill assigned to each reporting unit, as of December 31, 2014, was not impaired and that neither reporting unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.
Business conditions have not significantly improved in recent months and our stock price has declined. As a result, we concluded that it was appropriate for us to perform a quantitative Step 1 interim goodwill impairment test as of June 30, 2015. Taking into consideration our updated business outlook for the remainder of fiscal 2015, we updated our future cash flow assumptions for our Infusion Services reporting unit and calculated updated estimates of fair value using the standard three step valuation approach. After updating our assumptions and projections, we then calculated an estimate of fair value for the reporting unit, consistent with our annual impairment test on December 31, 2014. As of June 30, 2015, we determined that our Infusion Services reporting unit had an indication of impairment and we proceeded to a Step 2 analysis to determine the amount of the goodwill impairment. The Step 1 analysis for our PBM Services reporting unit did not indicate a potential goodwill impairment. Therefore, no Step 2 was necessary.
Our fair value for each reporting unit is determined based on a guideline public company analysis or market approach which utilizes current earnings multiples of comparable publicly-traded companies, a guideline transaction analysis which utilizes select actual comparable industry transactions and a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy. We have equally weighted the valuation of our reporting units based on the three methods.  We believe that this weighting is appropriate.

The Step 2 analysis included determining the fair value of inventory and other current assets and liabilities, as well as fair values of equipment and fixtures. Key assumptions used in the impairment test included: growth rates ranging from 3.0% to 5.0%, EBITDA margins of 6% to 8%, and discount rates applied ranging from 9.0% to 11.0%.  Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimated impairment charge of $238.0 million in the second quarter of fiscal 2015, all of which related to our Infusion Services segment.  The impairment charge is subject to finalization of fair value which the Company will complete in the third quarter of fiscal 2015. The Company believes that the preliminary estimate of impairment charge is reasonable and represents the Company’s best estimate of the impairment charge to be incurred; however, it is possible that a material adjustment to the preliminary estimate may be required as the analysis is finalized. Any adjustment to the preliminary estimated impairment charge will be recorded in the Unaudited Consolidated Financial Statements in the third quarter of 2015.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company's stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole.  Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual common stock.  In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to fair values arrived at in our interim fiscal 2015 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

The Company will evaluate goodwill for possible impairment during the quarter ending December 31, 2015 unless an additional interim goodwill impairment test is required.

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(18,894)	$6,756	$25,650	$(16,615)	$9,035
Infusion trademarks	6,200	(5,983)	217	6,200	(5,333)	867
Non-compete agreements	1,500	(1,183)	317	1,500	(1,133)	367
	$33,350	$(26,060)	$7,290	$33,350	$(23,081)	$10,269

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	2 - 4 years
Infusion trademarks	2 years
Non-compete agreements	5 years

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $3.0 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively. Future amortization expense is anticipated to be as follows (in thousands):

2015 (six months)	$2,162
2016	3,078
2017	1,983
2018	67
2019 and beyond	—
Total	$7,290

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

The Company anticipates that additional restructuring will occur and thus significant additional charges such as the write down of certain long-lived assets, employee severance, other restructuring type charges, temporary redundant expenses, potential cash bonus payments and potential accelerated payments or termination costs for certain of its contractual obligations, could impact the Company’s future consolidated financial statements.

Restructuring Phase II

As a result of Restructuring Phase II, which is ongoing, the Company incurred restructuring expenses of approximately $0.9 million and $1.9 million during three months and six months ended June 30, 2015, respectively, consisting of employee severance and other benefit-related costs as the result of workforce reductions, third-party consulting and other costs. Restructuring expenses for the three months and six months ended June 30, 2014 were $3.0 million and $6.8 million, respectively, including approximately $1.3 million of employee severance and other benefit-related costs related to workforce reductions and $5.3 million in third party consulting costs.

Since inception of Restructuring Phase II, the Company has incurred approximately $18.2 million in total expenses, consisting of $6.3 million of employee severance and other benefit-related costs related to workforce reductions, $8.2 million in third party consulting costs and $3.7 million of other costs.

As of June 30, 2015, there are restructuring accruals of approximately $1.3 million related to Restructuring Phase II included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets. The restructuring accrual activity consisted of the following (in thousands):

	Employee Severance and Other Benefits	Consulting Costs	Other Costs	Total
Balance at December 31, 2014	$1,385	$481	$1,476	$3,342
Expenses	732	111	1,098	1,941
Cash payments	(984)	(589)	(2,389)	(3,962)
Balance at June 30, 2015	$1,133	$3	$185	$1,321

Other Expenses

Other expenses include transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. Other expenses totaled $4.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $6.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 9--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer and office equipment	$22,869	$22,662
Software capitalized for internal use	16,043	14,914
Vehicles, including equipment acquired under capital leases	2,062	2,106
Medical equipment, including equipment acquired under capital leases	27,954	27,668
Construction in progress	4,379	3,287
Furniture and fixtures	4,548	4,487
Leasehold improvements	13,998	13,690
	91,853	88,814
Less: Accumulated depreciation	(56,947)	(50,643)
Property and equipment, net	$34,906	$38,171

The Company had an insignificant amount of vehicles and medical equipment under capital lease as of June 30, 2015 and December 31, 2014.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $4.1 million and $4.0 million for the three months ended June 30, 2015 and 2014, respectively, and $8.4 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.6 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 10--DEBT

As of June 30, 2015 and December 31, 2014, the Company’s debt consisted of the following obligations (in thousands):

	June 30, 2015	December 31, 2014
Revolving Credit Facility	$—	$5,000
Term Loan Facilities	222,757	222,757
2021 Notes, net of unamortized discount	195,745	195,462
Capital leases	355	584
Total Debt	418,857	423,803
Less: Current portion	238	5,395
Long-term debt, net of current portion	$418,619	$418,408

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

The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of June 30, 2015, the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

In connection with the PIPE Transaction (see Note 4 - PIPE Transaction), the Company was required to use at least 75% of the net proceeds for the repayment of outstanding indebtedness. As of June 30, 2015, the Company has repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds.

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

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of June 30, 2015, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2015, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

In connection with the issuance of the 2021 Notes, the Company entered into a registration rights agreement on February 11, 2014 with certain guarantors of the 2021 Notes named therein and Jefferies LLC, on behalf of itself and the other initial purchasers named therein (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company filed an exchange offer registration statement on Form S-4 on February 6, 2015 and a related amendment on May 1, 2015, which was declared effective on May 6, 2015, to exchange the 2021 Notes for substantially identical notes registered under the Securities Act. The Company filed a shelf registration statement to cover resales of the 2021 Notes under certain circumstances. The Company completed the exchange offer with respect to the 2021 Notes on June 16, 2015.

Deferred Financing Costs

In connection with the Third Amendment to the Senior Credit Facilities during the first quarter of 2015, the Company incurred $1.2 million in deferred financing costs. The deferred financing costs will be reflected as additional debt discount and amortized as an adjustment of interest expense over the remaining term of the Senior Credit Facilities using the effective interest method.

In connection with the issuance of the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $0.5 million that are being amortized over the term of the 2021 Notes.

Interest Expense, net

Interest expense consisted of the following for the three months and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revolving Credit Facility	$223	$184	$870	$768
Term Loan Facilities	3,660	3,669	7,279	9,419
2021 Notes	4,438	4,437	8,727	6,744
Amortization of deferred financing costs	693	727	1,334	2,550
Amortization of debt discount	142	129	282	195
Other, net	(76)	(11)	(249)	(42)
Interest expense, net	$9,080	$9,135	$18,243	$19,634

NOTE 11--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Shareholder Class Action Litigation in the Delaware Court of Chancery
On April 9, 2015, two separate putative class action lawsuits were filed in the Delaware Court of Chancery (the “Delaware Court”) by purported stockholders Lawrence Cline and Roger Rubin (“Plaintiffs”), respectively, in connection with the Purchase Agreement with the PIPE Investors, against the Company, Directors of the Company and the PIPE Investors. Pursuant to the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (as defined above, the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 PIPE Class A Warrants, and (c) 1,800,000 PIPE Class B Warrants, as further described below.
As disclosed in the Company’s definitive proxy materials relating to the 2015 Annual Meeting, the Company sought Stockholder Approval to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the PIPE Warrants (as defined above, the “Stockholder Approval”). Until Stockholder Approval was obtained, the terms of the Series A Preferred Stock and the PIPE Warrants contained caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the PIPE Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevented the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. If the Company did not receive Stockholder Approval before September 30, 2015, then the Caps would have remained in effect and the dividend rates on the Series A Preferred Stock would have increased (the “Dividend Rate Adjustment”).
The Plaintiffs asserted, among other things, that the Dividend Rate Adjustment was invalid, that the Board had breached their fiduciary duties and that the stockholder vote on the Stockholder Approval scheduled for the 2015 Annual Meeting was coercive and based on inadequate disclosure. The Plaintiffs’ complaint sought a preliminary and permanent injunction, enjoining the vote on Stockholder Approval at the 2015 Annual Meeting, additional disclosures, certain declaratory relief, and costs and disbursements, including attorneys’ fees, costs and expenses. On April 17, 2015, the two separate class action lawsuits were consolidated by order of the Delaware Court as In re BioScrip, Inc. Stockholder Litigation, Consol. C.A. 10893-VCG (the “Delaware Action”).

On April 30, 2015, the Company entered into a memorandum of understanding (the “Memorandum of Understanding”) to settle the Delaware Action. The parties entered into a stipulation of settlement on May 11, 2015 (the “Stipulation of Settlement”). In consideration for the full settlement and release of the Delaware Action (the “Settlement”), the Stipulation of Settlement provided for, among other things, agreement that if Stockholder Approval was obtained, causing the Caps to be removed and the Dividend Rate Adjustment to never go into effect, the Delaware Action will be dismissed with prejudice, subject to court approval. The Stipulation of Settlement also provided for an award of no more than $750,000 in attorneys’ fees and expenses to Plaintiffs’ counsel, subject to court approval.

Stockholder Approval was obtained at the 2015 Annual Meeting on May 11, 2015, and, therefore, subject to court approval of the Settlement, the Delaware Action will be dismissed with prejudice by the Delaware Court in accordance with the terms of the Stipulation of Settlement. The Delaware Court held a hearing on July 29, 2015, to consider the fairness of the Settlement and award of Plaintiffs’ attorneys’ fees. The order approving the Settlement and award of $750,000 in attorneys’ fees and expenses to Plaintiff’s counsel was issued on July 29, 2015.

The Company carries insurance coverage in such amounts as we believe to be reasonable under the circumstances, which will cover a certain percentage of the attorneys’ fees award. We believe the action may implicate one or more indemnification agreements between the Company and certain defendants, for which there may be no insurance coverage. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Derivative Lawsuit in Delaware Court of Chancery
On May 7, 2015, a derivative complaint was filed in the Delaware Court of Chancery by the Park Employees’ & Retirement Board Employees’ Annuity & Benefit Fund of Chicago (the “Delaware Complaint”). The Delaware Complaint names as defendants certain current and former directors of the Company, consisting of Richard M. Smith, Myron Holubiak, Charlotte Collins, Samuel Frieder, David Huber, Richard Robbins, Stuart Samuels and Gordon Woodward (collectively, the “Director Defendants”), certain current and former officers of the Company, consisting of Kimberlee Seah, Hai Tran and Patricia Bogusz (collectively the “Officer Defendants”), Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P.,

Kohlberg TE Investors V, L.P., KOCO Investors V, L.P. and Jefferies LLC. The Company is also named as a nominal defendant in the Delaware Complaint. The Delaware Complaint was filed in the Delaware Court of Chancery as Park Employees and Retirement Board Employees’ Annuity and Benefit Fund of Chicago v. Richard M. Smith, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Huber, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee C. Seah, Hai V. Tran, Patricia Bogusz, Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Jefferies LLC and BioScrip, Inc., C.A. No. 11000-VCG (Del. Ch. Ct., May 7, 2015).
The Delaware Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Delaware Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Delaware Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss is currently scheduled to be completed by November 30, 2015.
The Company, Director Defendants and the Officer Defendants deny any allegations of wrongdoing in this lawsuit. The Company and such persons believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the defense will be successful or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Certain of the defendants have sought indemnification from the Company pursuant to certain indemnification agreements, for which there may be no insurance coverage. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Discontinued Operations Contingency - Prior State Regulatory Matter

The Company has accrued an estimate of a potential loss as of June 30, 2015 in connection with a pending regulatory matter related to certain discontinued operations of the Company (see Note 6 - Discontinued Operations). The accrual recorded represents the Company’s best estimate of the exposure.

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

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of June 30, 2015, the Company has paid $9.1 million, including interest, related to the Settlement Agreements and $0.7 million of fees to the Relator.

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

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits as In re BioScrip, Inc., Securities Litigation, No. 13-cv-6922 (AJN) and appointing a lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the Court granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the Court’s denial of the motions to dismiss was filed on behalf of all remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. On June 5, 2015, the Court denied the defendants’ motion to reconsider. The parties have agreed to a mediation of all pending claims, which is currently scheduled to take place in September 2015.

The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time. Certain of the defendants have sought indemnification from the Company, pursuant to certain indemnification agreements, for which there may be no insurance coverage. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor has ceased paying amounts due to the Company. As of June 30, 2015, the total amount owed to the Company is approximately $6.8 million. The Company has initiated arbitration to collect approximately $6.8 million due from the third party processor. The arbitration process is expected to take several more months. As of June 30, 2015, no reserve has been provided for the amounts due to the Company as we believe the amounts owed will be paid in full, however, there are uncertainties around any arbitration process.

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

From time to time, the Company responds to investigatory subpoenas and requests for information from governmental agencies and private parties. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all laws, rules and regulations that affects its business and operations, there can be no assurance that the Company will not be subject to scrutiny or challenge under one or more existing laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company’s Consolidated Financial Statements.  A violation of the Federal anti-kickback statute, for example, may result in substantial criminal penalties, as well as suspension or exclusion from the Medicare and Medicaid programs.  Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.  Further, there can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company’s Consolidated Financial Statements.

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

As of June 30, 2015, future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2015 (six months)	$4,560	$181	$4,741
2016	7,921	122	8,043
2017	6,773	62	6,835
2018	4,713	11	4,724
2019	2,731	—	2,731
2020 and thereafter	2,357	—	2,357
Total	$29,055	$376	$29,431

Rent expense for leased facilities and equipment was approximately $1.8 million and $2.0 million three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $3.9 million for the six months ended June 30, 2015 and 2014, respectively.

Purchase Commitments

As of June 30, 2015, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $23.3 million during the remainder of 2015. These purchase commitments are made at levels expected to be used in the normal course of business.

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

The Company’s chief operating decision maker evaluates segment performance and allocates resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as income (loss) from continuing operations, net of income taxes adjusted for net interest expense, income tax expense (benefit), depreciation, amortization of intangibles, impairments and stock-based compensation expense and prior to the allocation of certain corporate expenses. Segment Adjusted EBITDA excludes acquisition, integration and transitional expenses; restructuring and other expense; and other expenses related to the Company’s strategic assessment. Segment Adjusted EBITDA also excludes the operating losses of start-up branch locations that the Company has invested in organically rather than through acquisition. Segment Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of operating and financial performance. The accounting policies of the operating and reportable segments are consistent with those described in the Company's summary of significant accounting policies.

Segment Reporting Information
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Results of Operations:
Revenue:
Infusion Services - product revenue	$241,020	$225,277	$480,067	$441,180
Infusion Services - service revenue	5,957	5,271	11,187	10,437
Total Infusion Services revenue	246,977	230,548	491,254	451,617
PBM Services - service revenue	15,386	16,577	32,790	34,801
Total revenue	$262,363	$247,125	$524,044	$486,418

Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$4,140	$16,194	$16,839	$31,155
PBM Services	1,737	1,837	3,126	3,512
Total Segment Adjusted EBITDA	5,877	18,031	19,965	34,667
Corporate overhead	(8,411)	(7,016)	(16,179)	(14,492)
Consolidated Adjusted EBITDA	(2,534)	11,015	3,786	20,175
Interest expense, net	(9,080)	(9,135)	(18,243)	(19,634)
Loss on sale of assets	(628)		(628)	—
Income tax (expense) benefit	19,921	(3,063)	17,993	(6,554)
Depreciation	(4,130)	(3,958)	(8,434)	(7,794)
Amortization of intangibles	(1,489)	(1,620)	(2,979)	(3,323)
Impairment of goodwill	(238,000)	—	(238,000)	—
Stock-based compensation expense	(1,162)	(1,998)	(2,819)	(4,884)
Acquisition and integration expenses	(259)	(5,333)	(479)	(11,832)
Restructuring and other expenses	(5,803)	(4,519)	(9,266)	(10,021)
Loss from continuing operations, net of income taxes	$(243,164)	$(18,611)	$(259,069)	$(43,867)

Supplemental Operating Data
	June 30, 2015	December 31, 2014
Total Assets:
Infusion Services	$510,566	$755,955
PBM Services	26,702	29,147
Corporate unallocated, including cash and cash equivalents	39,881	39,611
Total Assets	$577,149	$824,713

NOTE 13--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 24% of revenue during the three months and six months ended June 30, 2015 and 2014. In addition, Medicare accounted for approximately 10% and 12% of revenue during the three months and six months ended June 30, 2015 and June 30, 2014, respectively. The majority of the revenue is related to the Infusion Services segment.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 16% and 17% for the three months ended June 30, 2015 and 2014, respectively, and 16% and 18% for the six months ended June 30, 2015 and 2014, respectively. The revenue is related to the Infusion Services segment.

NOTE 14--INCOME TAXES

The Company’s Federal and state income tax expense from continuing operations for the three months and six months ended June 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current
Federal	$—	$—	$—	$—
State	29	(587)	30	196
Total current	29	(587)	30	196
Deferred
Federal	(16,816)	3,248	(15,188)	5,644
State	(3,134)	402	(2,835)	714
Total deferred	(19,950)	3,650	(18,023)	6,358
Total income tax expense (benefit)	$(19,921)	$3,063	$(17,993)	$6,554

The tax benefit recognized for the three months and six months ended June 30, 2015 is a result of the decrease in deferred tax liability related to goodwill which decreased due to the goodwill impairment charge.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax benefit at statutory rate	$(92,080)	$(5,374)	$(96,972)	$(13,044)
State tax expense (benefit), net of Federal taxes	11	(384)	11	125
Change in tax contingencies	2	—	2	—
Valuation allowance changes affecting income tax expense	31,098	8,755	37,879	19,356
Impairment of goodwill	40,977	—	40,977	—
Non-deductible transaction costs and other	71	66	110	117
Income tax expense (benefit)	$(19,921)	$3,063	$(17,993)	$6,554

NOTE 15--STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plan

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (as amended and restated, the “2008 Plan”), the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted stock grants, restricted stock units and performance units to key employees and directors. While SARs are authorized under the 2008 Plan, they may also be issued outside of the plan.

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

As of June 30, 2015, 1,858,427 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.2 million and $1.5 million during the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $3.3 million during the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively and $0.3 million and $1.3 million during the six months ended June 30, 2015 and 2014, respectively.

Stock Appreciation Rights

The Company recognized compensation (benefit) related to stock appreciation rights awards of $(0.1) million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively and $(0.6) million and $0.2 million during six months ended June 30, 2015 and 2014, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. The Company recently implemented the ESPP and employee participation began April 1, 2015. As of June 30, 2015, no shares have been issued and less than $0.1 million of expense has been incurred under the ESPP. On July 2, 2015, the Company purchased and delivered 40,261 shares of Common Stock to its employees pursuant to the ESPP.

NOTE 16 -- SUBSEQUENT EVENTS

Rights Offering

Subsequent to June 30, 2015, the Company completed its previously announced rights offering (the "Rights Offering”) pursuant to which the Company had distributed subscription rights to purchase units consisting of (1) Series A Preferred Stock, par value $0.0001 per share, each share convertible into shares of Common Stock at a conversion price of $5.17 per share, (2) Class A warrants to purchase one share of Common Stock at a price of $5.17 per share (the “Public Class A Warrants”), and (3) Class B warrants to purchase one share of Common Stock at a price of $6.45 per share (the “Public Class B Warrants" and, together with the Public Class A Warrants, the “Public Warrants”). The Rights Offering expired on July 27, 2015, pursuant to which the Company’s stockholders exercised subscription rights to purchase 10,822 units, consisting of an aggregate of 10,822 shares of the Series A Preferred Stock, 31,025 Public Class A Warrants, and 31,025 Public Class B Warrants, at a subscription price of $100.00 per unit. Pursuant to the Rights Offering, the Company raised gross proceeds of approximately $1.1 million.

With the exception of the expiration date, the PIPE Class A Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class A Warrants issued pursuant to the Rights Offering. Similarly, with the exception of the expiration date, the PIPE Class B Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class B Warrants issued pursuant to the Rights Offering.

Fourth Amendment to Senior Credit Facilities

On August 6, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to its Senior Credit Facilities. The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test.

Sale of PBM Services segment

On August 9, 2015, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and between the Company, BioScrip PBM Services, LLC (the “Seller”) and ProCare Pharmacy Benefit Manager Inc., a privately held pharmacy benefit manager and part of the ProCare Rx companies (the “Buyer”), for the sale of the Company’s PBM Services segment (the “PBM Business”). The sale of the PBM Business (the “Transaction”) pursuant to the Asset Purchase Agreement is in furtherance of the Company’s strategy to divest its non-core businesses and focus its growth initiatives and capital in its Infusion Services segment.
The closing of the Transaction is expected to occur on August 27, 2015 (the “Closing Date”). Pursuant to the Asset Purchase Agreement, the Buyer has agreed to acquire substantially all of the assets used solely in connection with the PBM Business and to assume certain PBM Business liabilities for a total cash purchase price of approximately $25 million (the “Purchase Price”), subject to adjustment based on the total net working capital of the PBM Business as of the Closing Date. At the closing of the Transaction, the Buyer will pay the Purchase Price to the Seller. The Transaction and the other transactions contemplated by the Asset Purchase Agreement are subject to customary closing conditions, including compliance with covenants and receipt of certain contractual consents.
Pursuant to the Asset Purchase Agreement, the Company has guaranteed to the Buyer the payment in full of all amounts of the Sellers’s obligations to indemnify the Buyer under the Asset Purchase Agreement.
The Asset Purchase Agreement contains standard and customary representations, warranties, covenants and indemnification provisions, including indemnification by the Seller with respect to claims related to actions taken or events occurring prior to the Closing Date. The Asset Purchase Agreement may be terminated at any time prior to the Closing Date by mutual agreement of the Seller and Buyer, or by either the Seller or the Buyer if the other party fails to satisfy the applicable closing conditions under the Asset Purchase Agreement by September 30, 2015.

2015 Financial Improvement Plan

On August 10, 2015, the Company announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, the Company intends to consolidate corporate functions in the Company’s Eden Prairie, Minnesota facility and close the Elmsford, New York office by December 31, 2015. The Company estimates that the Financial Improvement Plan will be substantially completed by the end of the fourth quarter of 2015 and expects it will result in approximately 300 job losses.  These targeted reductions are not expected to impact the Company’s ability to provide quality care and service to patients.  The Company expects that it will incur costs related to the Financial Improvement Plan.

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

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our internal control over financial reporting;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges;

•	our ability to successfully execute our financial improvement plan;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	our ability to address cybersecurity risks;

•	our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

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

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	risks associated with our issuance of Series A Preferred Stock and PIPE Warrants to the PIPE Investors (as defined below); and

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have over 70 service locations in 28 states, executive offices in New York and corporate offices in Minnesota.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

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

Regulatory Matters Update

Approximately 24% of revenue for the three months and six months ended June 30, 2015 and 2014 was derived directly from Medicare, state Medicaid programs or other government payors, respectively. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

We have one state Medicaid program that represents approximately 6% of our consolidated revenue for the three months and six months ended June 30, 2015, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2015. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months and six months ended June 30, 2015 have not been significant but the impact on future results of operations cannot yet be predicted.

Approximately 10% of revenue for the three months and six months ended June 30, 2015 was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. Except as discussed below, there have been no changes to critical accounting estimates in the six months ended June 30, 2015. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

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

The Company’s accounts receivable over 180 days have increased by $0.7 million since December 31, 2014 as several older balances are still the subject of collection projects with major payors.  We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company increased the allowance for doubtful accounts by $5.8 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 35.5% at June 30, 2015 compared to 32.1% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old. The following table summarizes the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$24,706	$13,114	$37,820	$25,812	$13,036	$38,848
Commercial	112,593	34,954	147,547	117,699	35,302	153,001
Patient	6,920	11,516	18,436	4,899	10,562	15,461
Gross accounts receivable	$144,219	$59,584	203,803	$148,410	$58,900	207,310
Allowance for doubtful accounts			(72,332)			(66,500)
Net accounts receivable			$131,471			$140,810

Impairment of Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. Goodwill is allocated to our reporting units based on relative fair value of the future benefit of the purchased operations to our existing business units. The Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicates that the carrying value of goodwill may no longer be recoverable. The impairment evaluation is based on a two-step process. The first step (“Step 1”) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step (“Step 2”) must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Our fair value for each reporting unit is determined based on a guideline public company analysis or market approach which utilizes current earnings multiples of comparable publicly-traded companies, a guideline transaction analysis which utilizes select actual comparable industry transactions and a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy. We have equally weighted the valuation of our reporting units based on the three methods.  We believe that this weighting is appropriate. A reporting unit’s carrying value represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash and debt.

 Although this analysis has not been completed due to its complexity, based on the work performed to date the Company has recorded a preliminary estimated impairment charge of $238.0 million in the second quarter of fiscal 2015, all of which related to our Infusion Services segment.  The impairment charge is subject to finalization of fair value which the Company will complete in the third quarter of fiscal 2015. The Company believes that the preliminary estimate of impairment charge is reasonable and represents the Company’s best estimate of the impairment charge to be incurred; however, it is possible that a material adjustment to the preliminary estimate may be required as the analysis is finalized. Any adjustment to the preliminary estimated impairment charge will be recorded in the Unaudited Consolidated Financial Statements in the third quarter of 2015. Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and six months ended June 30, 2015 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014, all prior period financial information has been reclassified to include the Home Health Services segment as discontinued operations.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

	Three Months Ended June 30,
	(in thousands)
	2015		2014		Change
Revenue	$262,363		$247,125		$15,238
Gross profit	65,966	25.1%	65,356	26.4%	610
Loss from continuing operations	(254,005)	(96.8)%	(6,413)	(2.6)%	(247,592)
Interest expense, net	9,080	3.5%	(6,413)	(2.6)%	15,493
Loss from continuing operations, before income taxes	(263,085)	(100.3)%	(15,548)	(6.3)%	(247,537)
Loss from continuing operations, net of income taxes	(243,164)	(92.7)%	(18,611)	(7.5)%	(224,553)
Loss from discontinued operations, net of income taxes	(1,644)	(0.6)%	(1,207)	(0.5)%	(437)
Net loss	$(244,808)	(93.3)%	$(19,818)	(8.0)%	$(224,990)

Revenue. Revenue for the three months ended June 30, 2015 was $262.4 million compared to revenue of $247.1 million for the three months ended June 30, 2014.

Infusion Services segment revenue for the three months ended June 30, 2015 was $247.0 million, compared to revenue of $230.5 million for the same period in 2014, an increase of $16.4 million, or 7.1%. Product revenue increased $15.7 million, or 7.0%, substantially as a result of additional revenue in chronic, nutrition and other therapies.

PBM Services segment revenue for the three months ended June 30, 2015 was $15.4 million, compared to revenue of $16.6 million for the same period in 2014, a decrease of $1.2 million, or 7.2%. This decrease in service revenue was primarily due to decreases in discount cash card revenue of $1.1 million.

Gross Profit. Gross profit for the three months ended June 30, 2015 was $66.0 million compared to $65.4 million for the same period in 2014, an increase of $0.6 million, or 0.9%. The increase in gross profit dollars was due to revenue growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 26.4% to 25.1% was mainly due to a revenue mix shift in our Infusion Services segment between our core therapies to chronic and other therapies which have a lower margin rate.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2015 were $60.4 million, or 23.0% of total revenue, compared to $57.2 million, or 23.2% of total revenue, for the same period in 2014. The increase in SG&A expense is due mainly to increased wages and benefits costs. The decrease in SG&A as a percentage of revenue was due to restructuring plans executed in 2014, operating leverage attained on Infusion Services segment growth and a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the three months ended June 30, 2015 and 2014 was $(0.1) million and $(4.6) million, respectively. The adjustments recorded in 2015 were due to the passage of time and the adjustments recorded in 2014 were due to the remeasurement at fair value of the probability of the sellers of the HomeChoice acquisition earning contingent consideration based on product gross profit performance versus target was reduced $0.7 million for the three months ended June 30, 2014. In addition, the contingent consideration related to the

CarePoint Business acquisition was remeasured at fair value and resulted in the reduction of contingent consideration of $4.0 million.
.
Bad Debt Expense.  For the three months ended June 30, 2015, bad debt expense was $15.1 million, or 5.8% of revenue, compared to $8.4 million or 3.4% of revenue, for the same period in 2014. The increase in reserves in the quarter was predominantly attributable to aged balances over 365 days old.

Goodwill Impairment. During the second quarter of 2015, we performed an impairment test of goodwill due to market conditions as of June 30, 2015.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2014 resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $238.0 million for the three months ended June 30, 2015 related to our Infusion Services segment.

Acquisition and Integration Expenses. During the three months ended June 30, 2015 and 2014, acquisition and integration expenses were $0.3 million and $5.3 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended June 30, 2014 includes approximately $2.1 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $4.8 million and $3.9 million during the three months ended June 30, 2015 and 2014, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The increase between periods primarily resulted from higher employee related costs during the three months ended June 30, 2015.

Amortization of Intangibles. During the three months ended June 30, 2015, we recorded amortization of intangible assets of $1.5 million compared to $1.6 million for the same period in 2014.

Interest Expense, Net. Net interest expense was $9.1 million for the three months ended June 30, 2015, compared to $9.1 million for the same period in 2014.

Income Tax Expense. Income tax benefit for the three months ended June 30, 2015 was $19.9 million on a pre-tax loss of $263.1 million compared to $3.1 million of income tax expense on a pre-tax loss of $15.5 million for the three months ended June 30, 2014. Our income tax benefit for the three months ended June 30, 2015 reflects a tax benefit of $92.1 million based on statutory tax rates offset by expense related to a non-deductible goodwill charge of $41.0 million and $31.1 million related to adjustments to our deferred tax asset valuation allowances. Our income tax expense for the three months ended June 30, 2014 reflects a tax benefit of $5.4 million based on statutory rates and a state tax expense of $0.4 million that were offset primarily by a $8.8 million adjustment to our deferred tax asset valuation allowance.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $1.6 million for the three months ended June 30, 2015, compared to a loss of $1.2 million for the same period in 2014. The loss from discontinued operations during the three months ended June 30, 2015 primarily consists of legal fees.

Net Loss and Loss Per Share. Net loss for the three months ended June 30, 2015 was $248.8 million, or $3.62 per basic and diluted share. Net loss was $19.8 million, or $0.29 per basic and diluted share, for the same period in 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

	Six Months Ended June 30,
	(in thousands)
	2015		2014		Change
Revenue	$524,044		$486,418		$37,626
Gross profit	132,439	25.3%	130,456	26.8%	1,983
Loss from continuing operations	(258,819)	(49.4)%	(17,679)	(3.6)%	(241,140)
Interest expense, net	18,243	3.5%	19,634	4.0%	(1,391)
Loss from continuing operations, before income taxes	(277,062)	(52.9)%	(37,313)	(7.7)%	(239,749)
Loss from continuing operations, net of income taxes	(259,069)	(49.4)%	(43,867)	(9.0)%	(215,202)
Loss from discontinued operations, net of income taxes	(5,412)	(1.0)%	(1,265)	(0.3)%	(4,147)
Net loss	$(264,481)	(50.5)%	$(45,132)	(9.3)%	$(219,349)

Revenue. Revenue for the six months ended June 30, 2015 was $524.0 million compared to revenue of $486.4 million for the six months ended June 30, 2014.

Infusion Services segment revenue for the six months ended June 30, 2015 was $491.3 million, compared to revenue of $451.6 million for the same period in 2014, an increase of $39.6 million, or 8.8%. Product revenue increased $38.9 million, or 8.8%, substantially as a result of additional revenue in chronic, nutrition and other therapies.

PBM Services segment revenue for the six months ended June 30, 2015 was $32.8 million, compared to revenue of $34.8 million for the same period in 2014, a decrease of $2.0 million, or 5.8%. This decrease in service revenue was primarily due to decreases in discount cash card revenue of $1.8 million and decreases in new funded business volume of approximately $0.3 million.

Gross Profit. Gross profit for the six months ended June 30, 2015 was $132.4 million compared to $130.5 million for the same period in 2014, an increase of $2.0 million, or 1.5%. The increase in gross profit dollars was due to revenue growth in the Infusion Services segment partially offset by lower PBM Services gross profit. The decrease in gross profit as a percentage of revenue from 26.8% to 25.3% was mainly due to a revenue mix shift in our Infusion Services segment between our core therapies to chronic and other therapies which have a lower margin rate.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2015 were $118.1 million, or 22.5% of total revenue, compared to $116.4 million, or 23.9% of total revenue, for the same period in 2014. The increase in SG&A expense is due mainly to increased wages and benefits costs. The decrease in SG&A as a percentage of revenue was due to restructuring plans executed in 2014, operating leverage attained on Infusion Services segment growth and a reduction of the PBM Services segment cash card business which incurs high selling costs as a percentage of revenue.

Change in Fair Value of Contingent Consideration. The change in fair value of contingent consideration for the six months ended June 30, 2015 and 2014 was $(0.1) million and $6.9 million, respectively. The adjustments recorded in 2015 were due to the passage of time and the adjustments in 2014 were due to remeasurement at fair value of the probability of the sellers of Home Choice earning contingent consideration based on product gross profit performance versus target was reduced $2.0 million for the six months ended June 30, 2014. In addition, the contingent consideration related to the CarePoint Business acquisition was remeasured at fair value and resulted in the reduction of contingent consideration of $4.8 million.

Bad Debt Expense.  For the six months ended June 30, 2015, bad debt expense was $23.5 million, or 4.5% of revenue, compared to $15.0 million or 3.1% of revenue, for the same period in 2014. Approximately $8.6 million of the increase in bad debt expense between periods was due to reserves provided on receivables attributable to aged balances over 365 days old.

Goodwill Impairment. During the second quarter of 2015, we performed an impairment test of goodwill due to market conditions as of June 30, 2015.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2014 resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $238.0 million for the six months ended June 30, 2015 related to our Infusion Services segment.

Acquisition and Integration Expenses. During the six months ended June 30, 2015 and 2014, acquisition and integration expenses were $0.5 million and $11.8 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the six months ended June 30, 2014 includes approximately $5.4 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $8.3 million and $8.5 million during the six months ended June 30, 2015 and 2014, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The decrease between periods primarily resulted from lower third party consulting costs and employee related costs partially offset by higher facility-related costs during the six months ended June 30, 2015.

Amortization of Intangibles. During the six months ended June 30, 2015, we recorded amortization of intangible assets of $3.0 million compared to $3.3 million for the same period in the prior year.

Interest Expense, Net. Net interest expense was $18.2 million for the six months ended June 30, 2015, compared to $19.6 million for the same period in 2014. The $1.4 million decrease in interest expense resulted primarily from a decrease in amortization of deferred financing costs.

Income Tax Expense. Income tax benefit for the six months ended June 30, 2015 was $18.0 million on a pre-tax loss of $277.1 million compared to $6.6 million of income tax expense on a pre-tax loss of $37.3 million for the six months ended June 30, 2014. Our income tax benefit for the six months ended June 30, 2015 reflects a tax benefit of $97.0 million based on statutory tax rates offset by expense related to a non-deductible goodwill charge of $41.0 million and $37.9 million related to adjustments to our deferred tax asset valuation allowances. Our income tax expense for the six months ended June 30, 2014 reflects a tax benefit of $13.0 million based on statutory rates and a state tax expense of $0.1 million that were offset primarily by a $19.4 million adjustment to our deferred tax asset valuation allowance.

Loss from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes was $5.4 million for the six months ended June 30, 2015, compared to a loss of $1.3 million for the same period in the prior year. The loss from discontinued operations during the six months ended June 30, 2015 primarily consists of lease abandonment reserves and legal fees.

Net Loss and Loss Per Share. Net loss for the six months ended June 30, 2015 was $270.1 million, or $3.93 per basic and diluted share. Net loss was $45.1 million, or $0.66 per basic and diluted share, for the same period in the preceding year.

Non-GAAP Measures

Non-GAAP Reconciliation -- Adjusted EBITDA.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA and Segment Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, impairments, amortization and stock-based compensation expense. Adjusted EBITDA also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. Adjusted EBITDA also excludes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Results of Operations:
Adjusted EBITDA by Segment before corporate overhead:
Infusion Services	$4,140	$16,194	$16,839	$31,155
PBM Services	1,737	1,837	3,126	3,512
Total Segment Adjusted EBITDA	5,877	18,031	19,965	34,667
Corporate overhead	(8,411)	(7,016)	(16,179)	(14,492)
Consolidated Adjusted EBITDA	(2,534)	11,015	3,786	20,175
Interest expense, net	(9,080)	(9,135)	(18,243)	(19,634)
Income tax expense	19,921	(3,063)	17,993	(6,554)
Depreciation	(4,130)	(3,958)	(8,434)	(7,794)
Amortization of intangibles	(1,489)	(1,620)	(2,979)	(3,323)
Impairment of goodwill	(238,000)	—	(238,000)	—
Stock-based compensation expense	(1,162)	(1,998)	(2,819)	(4,884)
Acquisition and integration expenses	(259)	(5,333)	(479)	(11,832)
Restructuring and other expenses	(5,803)	(4,519)	(9,266)	(10,021)
Loss from continuing operations, net of income taxes	$(243,164)	$(18,611)	$(259,069)	$(43,867)

Infusion Services segment Adjusted EBITDA decreased during the three months and six months ended June 30, 2015 compared to the same periods in the prior year mainly as a result of the mix of revenue in 2015 having a lower gross profit percentage and the increase to contractual and bad debt expense over historical run rates of $8.6 million in the three months ended June 30, 2015 and $8.9 million in the six months ended June 30, 2015.

PBM Services segment Adjusted EBITDA decreased during the three months and six months ended June 30, 2015 compared to the same period in the prior year primarily due to decreases in discount cash card volumes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 [1]	2014 [1]	2015 [1]	2014 [1]
			(in thousands)
Net loss from continuing operations, net of income taxes	$(243,164)	$(18,611)	$(259,069)	$(43,867)
Accrued dividends on preferred stock	(1,805)	—	(2,258)	—
Deemed dividend on preferred stock	(2,186)	—	(3,350)	—
Loss attributable to common stockholders, from continuing operations	(247,155)	(18,611)	$(264,677)	$(43,867)
Non-GAAP adjustments, net of income taxes:
Restructuring and other expenses [2]	5,803	4,519	9,266	10,021
Loss on sale of assets	628	—	628	—
Acquisition and integration expenses	259	5,333	479	11,832
Amortization of intangibles	1,489	1,620	2,979	3,323
Impairment of goodwill	238,000	—	238,000	—
Compensation under stock-based compensation plans	1,162	1,998	2,819	4,884
Non-GAAP net loss from continuing operations	$186	$(5,141)	$(10,506)	$(13,807)

Loss per share attributable to common stockholders, from continuing operations, basic and diluted	$(3.60)	$(0.27)	$(3.85)	$(0.64)
Non-GAAP adjustments, net of income tax:
Restructuring and other expenses [3]	0.08	0.07	0.13	0.15
Loss on sale of assets	0.01	—	0.01	—
Acquisition and integration expenses	—	0.08	0.01	0.17
Amortization of intangibles	0.02	0.02	0.04	0.05
Impairment of goodwill	3.46	—	3.47	—
Compensation under stock-based compensation plans	0.02	0.03	0.04	0.07
Non-GAAP loss per share from continuing operations, basic and diluted	$—	$(0.07)	$(0.15)	$(0.20)

Weighted average shares outstanding, basic and diluted	68,698	68,468	68,668	68,354

1 For the three months and six months ended June 30, 2015 and 2014, non-GAAP net loss from continuing operations adjustments are net of tax, calculated using a year-to-date effective tax rate method. However, there is no tax impact for the six months ended June 30, 2015 and 2014 as the Company was in an overall taxable loss position. The Company has recorded a full valuation allowance on its deferred tax assets and, as a result, no tax benefit is being recognized for the non-GAAP net loss from continuing operations.

2 Restructuring and other expenses include costs associated with restructuring such as employee severance and other benefit-related costs, third party consulting costs, facility-related costs and certain other costs; transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring; and, in 2014, investments in start-up branch locations.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $42.1 million during the six months ended June 30, 2015 compared to $26.7 million during the six months ended June 30, 2014, a decrease of $15.4 million. Our operating cash flows resulting from the net loss, after adjusting for non-cash expenses, were $5.8 million higher than the prior year. In addition, significant changes in operating assets and liabilities used $21.2 million more cash in the six months ended June 30, 2015. This consisted primarily of a year over year decrease in accounts receivable of $29.3 million, primarily as a result of increases in our bad debt reserves, offset by a year over year decrease in accounts payable of $19.0 million, year over year decrease in accrued expenses of $9.5 million, year over year decrease in other accrued expenses and payables of $12.1 million and a year over year increase in inventory and prepaid expenses of $9.4 million.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2015 was $5.8 million compared to $7.4 million of cash used during the same period in 2014. Expenditures for property and equipment were $5.8 million during the 2015 period as compared to $6.9 million in 2014. The net proceeds from the sale of the Home Health Services Business of $57.7 million are included in net cash provided by investing activities from discontinued operations in the six months ended June 30, 2014.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2015 was $52.4 million compared to cash used in financing activities continuing operations of $18.8 million during the same period in 2014. The cash provided in 2015 results from the net proceeds of $59.0 million related to our issuance of Series A Preferred Stock and PIPE Warrants in the PIPE Transaction and by advances of $129.2 million offset by repayments of $134.2 million on our Revolving Credit Facility (defined below). Cash used from financing activities during the same period in 2014 was due to repayments of $59.3 million on our Revolving Credit facility and $135.2 million of the term loan portion of the Senior Credit Facilities. These repayments were funded by the net proceeds of $193.9 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). In addition, we repaid $17.2 million on our revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit facilities from the net proceeds from our sale of the Home Health Services Business.

At June 30, 2015, we had working capital of $51.4 million compared to $25.9 million at December 31, 2014.  The $25.5 million increase in working capital primarily results from an increase in our cash and cash equivalents of $0.4 million and a $28.3 million reduction in current liabilities. At June 30, 2015, approximately $69.8 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $5.2 million.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of June 30, 2015 the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

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

On August 6, 2015, the Company entered into a fourth amendment (the “Fourth Amendment”) to its Senior Credit Facilities. The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test.
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

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 2021 Notes with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. As of June 30, 2015, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

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

PIPE Transaction

On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A, (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “PIPE Class A Warrants”), and (c) 1,800,000 Class B warrants (the “PIPE Class B Warrants” and, together with the PIPE Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. Pursuant to an addendum (the “Warrant Addendum”), dated March 23, 2015, to the Warrant Agreement, dated March 9, 2015, with the PIPE Investors, the PIPE Investors paid the Company $483,559 in the aggregate, and the per share exercise price of the PIPE Class A Warrants and PIPE Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. The Series A Preferred Stock and the PIPE Warrants were issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

As of June 30, 2015, the Company had repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transactions net proceeds.

Rights Offering

On June 30, 2015, we announced the commencement of a rights offering (the “Rights Offering”) pursuant to which we distributed subscription rights to purchase units consisting of (1) Series A Preferred Stock, par value $0.0001 per share, each share convertible into shares of common stock at a conversion price of $5.17 per share, (2) Class A warrants to purchase one share of common stock at a price of $5.17 per share (the “Public Class A Warrants”), and (3) Class B warrants to purchase one share of common stock at a price of $6.45 per share (the “Public Class B Warrants” and, together with the Public Class A Warrants, the “Public Warrants”). Subsequent to June 30, 2015, the Rights Offering expired on July 27, 2015. Our stockholders exercised subscription rights to purchase 10,822 units, consisting of an aggregate of 10,822 shares of the Series A Preferred Stock, 31,025 Public Class A Warrants, and 31,025 Public Class B Warrants, at a subscription price of $100.00 per unit. Pursuant to the Rights Offering, we raised gross proceeds of approximately $1.1 million.

With the exception of the expiration date, the PIPE Class A Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class A Warrants issued pursuant to the Rights Offering. Similarly, with the exception of the expiration date, the PIPE Class B Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class B Warrants issued pursuant to the Rights Offering.

Income Taxes

At June 30, 2015, we had Federal net operating loss (“NOL”) carry forwards of approximately $221.7 million, of which $19.8 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $290.2 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $40.7 million during the six months ended June 30, 2015. Although our working capital position as of June 30, 2015 reflects a $24.0 million improvement versus December 31, 2014, the recent trends in our operational performance may increase our need for additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of June 30, 2015, after considering outstanding letters of credit totaling $5.2 million, we had no amounts drawn and borrowing capacity of approximately $69.8 million under our Revolving Credit Facility available to supplement our working capital needs. As of August 10, 2015, we have $38.0 million drawn on our Revolving Credit Facility.  The additional flexibility provided by the Fourth Amendment is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million, thereby giving us $22.0 million of additional capacity before triggering more stringent financial covenants. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility with the financial covenants through March 31, 2017.

We regularly evaluate market conditions and financing options to improve our current liquidity profile and enhance our financial flexibility. These options may include opportunities to raise additional funds through the issuance of various forms of equity and/or debt securities or other instruments, the sale of assets or refinancing all or a portion of our indebtedness. However, there is no assurance that, if necessary, we would be able to raise capital to provide required liquidity.

Additionally, we will pursue our operational and strategic plan and will also, with the assistance of our financial advisor, review a range of strategic alternatives, which could include, among other things, a sale of additional non-core assets, transitioning chronic therapies to alliance partners, a potential sale or merger of our company, or continuing to pursue our operational and strategic plan. Additionally, we may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

As of the filing of this Quarterly Report, we expect that our cash from operations and available borrowing capacity under our

Revolving Credit Facility will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled interest repayments and other cash needs for at least the next 12 months.

The following table sets forth our contractual obligations affecting cash in the future as of June 30, 2015 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2015	2016	2017	2018	2019	2020 and Beyond
Long-term debt	$418,619	—	—	—	—	—	418,619
Operating lease obligations	29,055	4,560	7,921	6,773	4,713	2,731	2,357
Capital lease obligations	376	181	122	62	11	—	—
Settlement agreement (1)	6,181	—	6,181	—	—	—	—
Purchase commitment (2)	23,331	23,331	—	—	—	—	—
Total	$477,562	$28,072	$14,224	$6,835	$4,724	$2,731	$420,976

(1)	Includes estimated interest.

(2)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

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

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of June 30, 2015, management has identified no new material weaknesses that would be in addition to those previously described in the Annual Report.

In order to remediate the material weakness related to establishment of accounts receivable related reserves, we have developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of June 30, 2015. In addition, action has been taken by management to further segregate access to data and information technology systems to address the material weakness in GITC. As a result of these management actions and the related controls validation testing, management has concluded that the material weakness in GITC was remediated as of June 1, 2015. Regarding significant and unusual transactions, we sought the advice of a third-party accounting firm on matters relating to the accounting of the PIPE transaction. While our management has taken actions to remediate the material weaknesses over establishment of accounts receivable related reserves and accounting for significant and unusual transactions, in order to conclude that remediation is complete, we must operate with the remediated controls in place and verify their effectiveness by testing control procedures for two quarters in 2015.

Changes in Internal Control Over Financial Reporting

In light of the material weakness in internal control over financial reporting that continued to exist as of June 30, 2015, management performed additional analysis and procedures to ensure the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with GAAP. Accordingly, management believes that the accompanying Unaudited Consolidated Financial Statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report and updated above.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Class Action Litigation in the Delaware Court of Chancery
On April 9, 2015, two separate putative class action lawsuits were filed in the Delaware Court of Chancery (the “Delaware Court”) by purported stockholders Lawrence Cline and Roger Rubin (“Plaintiffs”), respectively, in connection with the Purchase Agreement dated March 9, 2015, with the PIPE Investors, against the Company, directors of the Company and the PIPE Investors. Pursuant to the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (as defined above, the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 PIPE Class A Warrants, and (c) 1,800,000 PIPE Class B Warrants, as further described below.
As disclosed in the Company’s definitive proxy materials relating to the 2015 Annual Meeting, the Company sought Stockholder Approval to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the PIPE Warrants (the “Stockholder Approval”). Until Stockholder Approval was obtained, the terms of the Series A Preferred Stock and the PIPE Warrants contained caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the PIPE Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevented the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. If the Company did not receive Stockholder Approval before September 30, 2015, then the Caps would have remained in effect and the dividend rates on the Series A Preferred Stock would have increased (the “Dividend Rate Adjustment”).
The Plaintiffs asserted, among other things, that the Dividend Rate Adjustment was invalid, that the Board had breached their fiduciary duties and that the stockholder vote on the Stockholder Approval scheduled for the 2015 Annual Meeting was coercive and based on inadequate disclosure. The Plaintiffs’ complaint sought a preliminary and permanent injunction, enjoining the vote on Stockholder Approval at the 2015 Annual Meeting, additional disclosures, certain declaratory relief, and costs and disbursements, including attorneys’ fees, costs and expenses. On April 17, 2015, the two separate class action lawsuits were consolidated by order of the Delaware Court as In re BioScrip, Inc. Stockholder Litigation, Consol. C.A. 10893-VCG (the “Delaware Action”).
On April 30, 2015, the Company entered into a memorandum of understanding (the “Memorandum of Understanding”) to settle the Delaware Action. The parties entered into a stipulation of settlement on May 11, 2015 (the “Stipulation of Settlement”). In consideration for the full settlement and release of the Delaware Action (the “Settlement”), the Stipulation of Settlement provided for, among other things, agreement that if Stockholder Approval was obtained, causing the Caps to be removed and the Dividend Rate Adjustment to never go into effect, the Delaware Action will be dismissed with prejudice, subject to court approval. The Stipulation of Settlement also provided for an award of no more than $750,000 in attorneys’ fees and expenses to Plaintiffs’ counsel, subject to court approval.
Stockholder Approval was obtained at the 2015 Annual Meeting on May 11, 2015, and, therefore, subject to court approval of the Settlement, the Delaware Action will be dismissed with prejudice by the Delaware Court in accordance with the terms of the Stipulation of Settlement. The Delaware Court held a hearing on July 29, 2015, to consider the fairness of the Settlement and award of Plaintiffs’ attorneys’ fees. The order approving the Settlement and award of $750,000 in attorneys’ fees and expenses to Plaintiff’s counsel was issued on July 29, 2015.
The Company carries insurance coverage in such amounts as we believe to be reasonable under the circumstances, which will cover a certain percentage of the attorneys’ fees award. We believe the action may implicate one or more indemnification agreements between the Company and certain defendants, for which there may be no insurance coverage. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Derivative Lawsuit in the Delaware Court of Chancery
On May 7, 2015, a derivative complaint was filed in the Delaware Court of Chancery by the Park Employees’ & Retirement Board Employees’ Annuity & Benefit Fund of Chicago (the “Delaware Complaint”). The Delaware Complaint names as defendants certain current and former directors of the Company, consisting of Richard M. Smith, Myron Holubiak, Charlotte Collins, Samuel Frieder, David Huber, Richard Robbins, Stuart Samuels and Gordon Woodward (collectively, the “Director Defendants”), certain current and former officers of the Company, consisting of Kimberlee Seah, Hai Tran and Patricia Bogusz (collectively the “Officer Defendants”), Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P.,

Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., and Jefferies LLC. The Company is also named as a nominal defendant in the Delaware Complaint. The Delaware Complaint was filed in the Delaware Court of Chancery as Park Employees and Retirement Board Employees’ Annuity and Benefit Fund of Chicago v. Richard M. Smith, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Huber, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee C. Seah, Hai V.Tran, Patricia Bogusz, Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Jefferies LLC and BioScrip, Inc., C.A. No. 11000-VCG (Del. Ch. Ct., May 7, 2015).
The Delaware Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Delaware Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Delaware Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss is currently scheduled to be completed by November 30, 2015.
The Company, Director Defendants and the Officer Defendants deny any allegations of wrongdoing in this lawsuit. The Company and such persons believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the defense will be successful or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of this action. Certain of the defendants have sought indemnification from the Company pursuant to certain indemnification agreements, for which there may be no insurance coverage. Additional similar lawsuits may be filed. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible loss at this time. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

On December 19, 2013, the United States District Court for the SDNY entered an order consolidating the two class action lawsuits as In re BioScrip, Inc., Securities Litigation, No. 13-cv-6922 (AJN) and appointing a lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of the Medication as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the Court granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the Court’s denial of the motions to dismiss was filed on behalf of all the remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. On June 5, 2015, the Court denied the defendants’ motion to reconsider. The parties have agreed to a mediation of all pending claims, which is currently scheduled to take place in September 2015.

The Company believes all of the claims in these class action lawsuits are without merit and intends to vigorously defend against these claims. However, there is no assurance that the Company will be successful in its defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of these actions. Additional similar lawsuits may be filed. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time. Certain of the defendants have sought indemnification from the Company, pursuant to certain indemnification agreements, for which there may be no insurance coverage. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action is not likely to have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014, are hereby incorporated by reference. Additional risk factors reflecting recent developments at the Company are as follows:
The issuance of shares of our Series A Preferred Stock to the PIPE Investors in the PIPE Transaction has reduced the percentage interests of our other stockholders, and any future exercise of the PIPE Warrants by the PIPE Investors will further reduce the percentage interests of our other stockholders.

We entered into the Purchase Agreement with the PIPE Investors on March 9, 2015. Pursuant to the Purchase Agreement, we issued and sold to the PIPE Investors an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 PIPE Class A Warrants, and (c) 1,800,000 PIPE Class B Warrants.

As of the date of this Quarterly Report, if the PIPE Investors converted their shares of Series A Preferred Stock in full, and exercised the PIPE Warrants in full, their aggregate beneficial ownership would be approximately 19% of our outstanding Common Stock. The issuance of the Series A Preferred Stock to the PIPE Investors has caused a reduction in the relative voting power and percentage ownership interests of our other current stockholders. The future exercise of the PIPE Warrants by the PIPE Investors will cause a reduction in the relative voting power and percentage ownership interests of our other stockholders.
The PIPE Investors may exercise influence over us, including through their ability to influence matters requiring the approval of holders of our Common Stock or Series A Preferred Stock.
Holders of the Series A Preferred Stock are entitled to vote on an as-converted basis upon all matters upon which holders of our Common Stock have the right to vote. The shares of Series A Preferred Stock owned by the PIPE Investors currently represent approximately 15% of the voting rights in respect of our share capital on an as-converted basis, and accordingly the PIPE Investors may have the ability to significantly influence the outcome of most matters submitted for the vote of our stockholders.

Further, so long as shares of the Series A Preferred Stock represent at least 5% of our outstanding voting stock (on an as converted into Common Stock basis), the holders of our Series A Preferred Stock are entitled to designate one member of the Board by a majority of the voting power of the outstanding shares of Series A Preferred Stock. Following our issuance of 10,822 shares of our Series A Preferred Stock pursuant to the Rights Offering, the PIPE Investors are currently the beneficial owners of 625,000 of the 635,822 issued and outstanding shares of our Series A Preferred Stock.

The PIPE Investors’ majority ownership of our Series A Preferred Stock will limit the ability of any current or future holders of Series A Preferred Stock to influence corporate matters requiring the approval of the holders of Series A Preferred Stock, including the right, voting as a separate class, to elect one director to our Board, and to approve certain amendments to our certificate of incorporation, or certain other changes, that would adversely affect the holders of the Series A Preferred Stock. The PIPE Investors’ voting power of the Series A Preferred Stock may also delay, defer or even prevent an acquisition by a third party or other change of control of our company to the extent that the consideration that would be received by the PIPE Investors and other holders of Series A Preferred Stock in such acquisition or change of control is less than their liquidation preference, and may make some transactions more difficult or impossible without the support of the PIPE Investors, even if such events are in the best interests of our other stockholders. Accordingly, the ownership position and the governance rights of the PIPE Investors could discourage a third party from proposing a change of control or other strategic transaction with us. In any of these matters, the interests of the PIPE Investors may differ from or conflict with the interests of our other stockholders.

In addition, the PIPE Investors are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers.

Changes in future business conditions could cause business investments and/or recorded goodwill to become further impaired, and our financial condition and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance to indicate that the carrying value of goodwill or indefinite-lived intangible assets may no longer be recoverable. When the carrying value of a reporting unit’s goodwill exceeds its implied fair value of goodwill, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

In connection with the preparation of our financial statements for the quarter ended June 30, 2015, we determined it was necessary to record a $238.0 million non-cash preliminary estimated impairment charge related to intangible assets associated with our Infusion Services reporting unit. The preliminary estimated impairment takes into consideration our updated business outlook for the remainder of fiscal year 2015, pursuant to which we updated our future cash flow assumptions for our Infusion Services reporting unit and calculated updated estimates of fair value. After updating our assumptions and projections, we then calculated an estimate of fair value for the reporting unit, consistent with our annual impairment test on December 31, 2014. As of June 30, 2015, we determined that our Infusion Services reporting unit had an indication of impairment. In determining the preliminary estimated impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. See Note 7, Goodwill and Intangible Assets.

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible a material adjustment to the preliminary estimate may be required as the analysis is finalized, or that an additional impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated August 9, 2015, by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 10, 2015, SEC File Number 000-28740).

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

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
4.1	Form of Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (File No. 333-202631)).
4.2	Form of Certificate Representing Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-202631)).
4.3
Warrant Agreement, dated July 28, 2015, by and between the Company and the American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015, SEC File Number 000-28740).

10.1
Amendment dated April 2, 2015, to the Employment Offer Letter by and between the Company and Brian Stiver (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2015, SEC File Number 000-28740).

10.2
Offer Letter, dated as of April 26, 2015, by and between the Company and Jeffrey M. Kreger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015, SEC File Number 000-28740).

10.3
Memorandum of Understanding, dated as of April 30, 2015, by and among the Company and the parties to In re BioScrip, Inc. Stockholder Litigation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2015, SEC File Number 000-28740).

10.4	Form of Market-Based Cash Award Agreement.
10.5	First Amendment to the BioScrip, Inc. Employee Stock Purchase Plan.
10.6
Fourth Amendment to the Senior Credit Facilities, dated as of August 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on August 10, 2015, SEC File Number 000-28740).

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer