Form 10-Q
period 2015-09-30
BioScrip, Inc.
filed 2015-11-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

On November 2, 2015, there were 68,747,613 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,442	$740
Receivables, less allowance for doubtful accounts of $70,107 and $66,405 as of September 30, 2015 and December 31, 2014, respectively	121,195	131,656
Inventory	26,886	37,215
Prepaid expenses and other current assets	21,890	9,054
Assets held for sale	—	9,550
Total current assets	199,413	188,215
Property and equipment, net	34,107	38,171
Goodwill	308,729	560,579
Intangible assets, net	6,005	10,269
Deferred financing costs	13,244	13,463
Other non-current assets	1,158	1,272
Non-current assets held for sale	—	12,744
Total assets	$562,656	$824,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$39,588	$5,395
Accounts payable	53,383	89,203
Amounts due to plan sponsors	3,514	4,869
Accrued interest	2,268	6,853
Accrued expenses and other current liabilities	48,084	46,017
Liabilities held for sale	—	9,976
Total current liabilities	146,837	162,313
Long-term debt, net of current portion	409,327	418,408
Deferred taxes	56	19,058
Other non-current liabilities	6,793	8,129
Total liabilities	563,013	607,908
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 635,822 shares issued and outstanding; and, $66,657 liquidation preference as of September 30, 2015. No convertible preferred stock was authorized or outstanding as of December 31, 2014.	60,783	—
Stockholders’ equity
Preferred stock, $.0001 par value; 4,175,000 and 5,000,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,401,664 and 71,274,064 shares issued and 68,747,613 and 68,636,965 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	8	8
Treasury stock, 2,654,051 and 2,637,099 shares at cost as of September 30, 2015 and December 31, 2014, respectively	(10,737)	(10,679)
Additional paid-in capital	533,059	529,682
Accumulated deficit	(583,470)	(302,206)
Total stockholders’ equity (deficit)	(61,140)	216,805
Total liabilities and stockholders’ equity	$562,656	$824,713
See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$240,846	$226,421	$720,913	$667,601
Service revenue	6,378	5,037	17,565	15,309
Total revenue	247,224	231,458	738,478	682,910

Cost of product revenue	176,148	162,125	526,858	475,523
Cost of service revenue	7,933	8,567	23,397	25,528
Total cost of revenue	184,081	170,692	550,255	501,051

Gross profit	63,143	60,766	188,223	181,859

Selling, general and administrative expenses	53,601	56,089	167,465	166,660
Change in fair value of contingent consideration	51	(86)	(21)	(6,941)
Bad debt expense	9,321	26,082	32,832	41,045
Impairment of goodwill	13,850	—	251,850	—
Acquisition and integration expenses	274	2,922	753	14,754
Restructuring and other expenses	4,043	1,846	12,309	10,296
Amortization of intangibles	1,286	1,620	4,265	4,943
Loss from continuing operations	(19,283)	(27,707)	(281,230)	(48,898)
Interest expense, net	9,507	9,567	27,750	29,203
Loss from continuing operations before income taxes	(28,790)	(37,274)	(308,980)	(78,101)
Income tax expense (benefit)	(4,551)	1,930	(22,544)	8,484
Loss from continuing operations, net of income taxes	(24,239)	(39,204)	(286,436)	(86,585)
Income from discontinued operations, net of income taxes	7,457	494	5,172	2,743
Net loss	$(16,782)	$(38,710)	$(281,264)	$(83,842)
Accrued dividends on preferred stock	(1,899)	—	(4,157)	—
Deemed dividends on preferred stock	(169)	—	(3,519)	—
Loss attributable to common stockholders	$(18,850)	$(38,710)	$(288,940)	$(83,842)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.38)	$(0.57)	$(4.28)	$(1.27)
Income from discontinued operations, basic and diluted	0.11	0.01	0.08	0.04
Net loss, basic and diluted	$(0.27)	$(0.56)	$(4.20)	$(1.23)

Weighted average common shares outstanding, basic and diluted	68,742	68,615	68,693	68,421

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2014	$—	$8	$(10,679)	$529,682	$(302,206)	$216,805
Issuance of Series A convertible preferred stock and warrants	—	—	—	6,583	—	6,583
Accrued dividends on preferred stock	—	—	—	(4,162)	—	(4,162)
Deemed dividends on preferred stock	—	—	—	(3,514)	—	(3,514)
Compensation under employee stock compensation plan	—	—	—	4,468	—	4,468
Surrender of stock to satisfy minimum tax withholding	—	—	(58)	2	—	(56)
Net loss	—	—	—	—	(281,264)	(281,264)
Balances at September 30, 2015	$—	$8	$(10,737)	$533,059	$(583,470)	$(61,140)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2013	$—	$7	$(10,311)	$519,625	$(154,738)	$354,583
Exercise of stock options	$—	1		1,098	$—	1,099
Compensation under employee stock compensation plan	$—	$—	—	6,687	—	6,687
Net loss	$—	$—	$—	$—	(83,842)	(83,842)
Balances at September 30, 2014	$—	$8	$(10,311)	$527,410	$(238,580)	$278,527

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(281,264)	$(83,842)
Less: income from discontinued operations, net of income taxes	5,172	2,743
Loss from continuing operations, net of income taxes	(286,436)	(86,585)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation	12,464	11,999
Amortization of intangibles	4,265	4,943
Impairment of goodwill	251,850	—
Amortization of deferred financing costs and debt discount	2,929	3,607
Change in fair value of contingent consideration	(21)	(6,941)
Change in deferred income taxes	(21,208)	8,218
Compensation under stock-based compensation plans	3,651	6,637
Loss on disposal of fixed assets	784	—
Changes in assets and liabilities, net of acquired business:
Receivables, net of bad debt expense	3,623	(2,392)
Inventory	10,328	486
Prepaid expenses and other assets	(3,386)	5,924
Accounts payable	(35,822)	12,044
Amounts due to plan sponsors	(1,354)	2,139
Accrued interest	(4,586)	436
Accrued expenses and other liabilities	(8,555)	(553)
Net cash used in operating activities from continuing operations	(71,474)	(40,038)
Net cash provided by operating activities from discontinued operations	4,061	8,293
Net cash used in operating activities	(67,413)	(31,745)
Cash flows from investing activities:
Purchases of property and equipment, net	(9,358)	(11,319)
Cash consideration paid for acquisitions, net of cash acquired	—	(454)
Net cash used in investing activities from continuing operations	(9,358)	(11,773)
Net cash provided by investing activities from discontinued operations	22,375	57,677
Net cash provided by investing activities	13,017	45,904
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	59,691	—
Proceeds from senior notes due 2021, net of fees paid to lenders	—	193,851
Deferred and other financing costs	(1,219)	(2,115)
Borrowings on line of credit	203,663	205,700
Repayments on line of credit	(178,663)	(241,203)
Principal payments on long-term debt	—	(172,243)
Repayments of capital leases	(315)	(248)
Net proceeds from exercise of employee stock compensation plans	—	1,098
Other	(59)	—
Net cash provided by (used in) financing activities from continuing operations	83,098	(15,160)
Net change in cash and cash equivalents	28,702	(1,001)
Cash and cash equivalents - beginning of period	740	1,001
Cash and cash equivalents - end of period	$29,442	$—
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,882	$25,328
Cash paid during the period for income taxes	$462	$1,692

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2015 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation.

On August 27, 2015 the Company completed the sale of substantially all of its PBM Services segment (see Note 6 - Discontinued Operations). As a result of the sale of the PBM Services segment, the Company now operates one operating and reportable segment, "Infusion Services". All prior period financial statements have been reclassified to include the PBM Services segment as discontinued operations. In addition, other classification changes have been made which have no material effect on the Company's previously reported consolidated financial position, results of operations or cash flows.

Adjustment Relating to Deferred Financing Costs

During 2014 the Company discovered an error was made relating to deferred financing costs. The error was immaterial for the three months and nine months ending September 30, 2014. As previously disclosed in the Annual Report, a cumulative adjustment was recorded in the fourth quarter of 2014.

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

We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company has increased the allowance for doubtful accounts by $3.7 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 36.6% at September 30, 2015 compared to 33.5% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old.

The following table summarizes the aging of the Company’s net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$22,361	$13,004	$35,365	$25,812	$13,036	$38,848
Commercial	104,065	32,440	136,505	108,439	35,313	143,752
Patient	5,969	13,463	19,432	4,899	10,562	15,461
Gross accounts receivable	$132,395	$58,907	191,302	$139,150	$58,911	198,061
Allowance for doubtful accounts			(70,107)			(66,405)
Net accounts receivable			$121,195			$131,656

Recent Accounting Pronouncements

In August 2015, the FASB issued an update 2015-14—Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still assessing the impact of this new standard on the results of the Company.

In July 2015, the FASB issued an update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently still assessing the impact of this new standard on the results of the Company.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Interest - Imputation of Interest (subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. As of September 30, 2015 we have $3.2 million and $13.2 million of deferred financing costs that would be reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

In April 2015, the FASB issued update 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement which is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. The Company is still assessing the impact of this new standard on the results of the Company.

In February 2015, the FASB issued update 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis which is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company has assessed the impact of this guidance and it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In August 2014, the FASB issued update No. 2014-15—Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern for all entities, the new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company is still assessing the impact of this new standard on the results of the Company.

In June 2014, the FASB issued update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) which is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The Company is still assessing the impact of this new standard on the results of the Company.

NOTE 2--	EARNINGS PER SHARE

Loss Per Share

The Company presents basic and diluted earnings per share (“EPS”) for its common stock, par value $0.0001 per share (“Common Stock”). Basic EPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and convertible preferred stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Preferred Stock are determined using the “if converted” method.

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

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations, net of income taxes	$(24,239)	$(39,204)	$(286,436)	$(86,585)
Income from discontinued operations, net of income taxes	7,457	494	5,172	2,743
Net loss	$(16,782)	$(38,710)	$(281,264)	$(83,842)
Accrued dividends on Series A Preferred Stock	(1,899)	—	(4,157)	—
Deemed dividend on Series A Preferred Stock	(169)	—	(3,519)	—
Loss attributable to common stockholders	$(18,850)	$(38,710)	$(288,940)	$(83,842)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,742	68,615	68,693	68,421

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.38)	$(0.57)	$(4.28)	$(1.27)
Income from discontinuing operations, basic and diluted	0.11	0.01	0.08	0.04
Net loss, basic and diluted	$(0.27)	$(0.56)	$(4.20)	$(1.23)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months and nine months ended September 30, 2015 excludes the effect of securities issued in connection with the Purchase Agreement and Warrant Addendum (each as defined below) the Company entered into on March 9, 2015 and March 23, 2015, respectively (see Note 4 - PIPE Transaction) as their inclusion would be anti-dilutive to loss attributable to common stockholders, including the (i) 625,000 shares of Series A Preferred Stock with an initial conversion price of $5.17, (ii) 1,800,000 PIPE Class A Warrants (as defined below) with an exercise price of $5.17 and the (iii) 1,800,000 PIPE Class B Warrants (as defined below) with an exercise price of $6.45. The computation of diluted shares for the three months and nine months ended September 30, 2015 also excludes the effect of securities issued in connection with the Rights Offering (as defined below) as their inclusion would be anti-dilutive to loss attributable to common stockholders, including the (i) 10,822 shares of Series A Preferred Stock with an initial conversion price of $5.17, (ii) 31,025 Public Class A Warrants (as defined below) with an exercise price of $5.17 and the (iii) 31,025 Public Class B Warrants (as defined below) with an exercise price of $6.45. In addition to the warrants, the computation of diluted shares for the three months ended September 30, 2015 and 2014, excludes the effect of 6.3 million and 3.8 million shares, respectively, of stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders. The computation of diluted shares for the nine months ended September 30, 2015 and 2014, excludes the effect of 6.2 million and 4.2 million shares, respectively, of stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders.
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

Rights Offering

On June 30, 2015, the Company announced the commencement of a rights offering (the “Rights Offering”) pursuant to which the Company distributed subscription rights to purchase units consisting of (1) Series A Preferred Stock, each share convertible into shares of Common Stock at a conversion price of $5.17 per share, (2) Class A warrants to purchase one share of Common Stock at a price of $5.17 per share (the “Public Class A Warrants”), and (3) Class B warrants to purchase one share of Common Stock at a price of $6.45 per share (the “Public Class B Warrants” and, together with the Public Class A Warrants, the “Public Warrants”). The Rights Offering expired on July 27, 2015. Stockholders of the Company exercised subscription rights to purchase 10,822 units, consisting of an aggregate of 10,822 shares of the Series A Preferred Stock, 31,025 Public Class A Warrants, and 31,025 Public Class B Warrants, at a subscription price of $100.00 per unit. Pursuant to the Rights Offering, the Company raised gross proceeds of approximately $1.1 million.

With the exception of the expiration date, the PIPE Class A Warrants issued pursuant to the PIPE Transaction (see Note 4 - PIPE Transaction), as amended by the Warrant Addendum, have the same terms as the Public Class A Warrants issued pursuant to the Rights Offering. Similarly, with the exception of the expiration date, the PIPE Class B Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class B Warrants issued pursuant to the Rights Offering.

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

The Company repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transaction’s net proceeds.

The PIPE Transaction was the subject of a putative securities class action lawsuit (see Note 11 - Commitments and Contingencies).

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

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event), after satisfaction of all liabilities and obligations to creditors of the Company and distribution of any assets of the Company to the holders of any stock or debt that is senior to the Series A Preferred Stock, and before any distribution or payment shall be made to holders of any Junior Securities, each holder of Series A Preferred Stock will be entitled to (i) convert their shares of Series A Preferred Stock into Common Stock and receive their pro rata share of consideration distributed to the holders of Common Stock, or (ii) receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A Preferred Stock equal to the Liquidation Preference. The initial Liquidation Preference was equal to $100.00 per share which may be adjusted from time to time by the accrual of non-cash dividends. As of September 30, 2015, the Liquidation Preference was $66.7 million. However, if, at any applicable date of determination of the Liquidation Preference, (i)

any cash dividend has been declared but is unpaid or (ii) the Company has given notice (or failed to give such notice) of its intention to pay a cash dividend but such cash dividend has not yet been declared by the Company’s board of directors (the “Board”), then such cash dividends shall be deemed, for purposes of calculating the applicable Liquidation Preference, to be Accrued Dividends. Accrued Dividends are paid upon the occurrence of a Liquidation Event and upon conversion or redemption of the Series A Preferred Stock.
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

As of September 30, 2015, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to September 30, 2015. The following table sets forth the activity recorded during the nine months ended September 30, 2015 related to the Series A Preferred Stock (in thousands).

Series A Preferred Stock carrying value at issuance	$52,902
Accretion of discount related to issuance costs	109
Accretion of discount related to warrant value	96
Accretion of discount related to beneficial conversion feature	3,519
Dividends recorded through September 30, 2015 [1]	4,157
Series A Preferred Stock carrying value September 30, 2015	$60,783

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
Rights Offering
On July 27, 2015, the Company completed its Rights Offering (see Note 3 - Stockholders’ Equity - Rights Offering).

NOTE 5--ACQUISITION AND INTEGRATION EXPENSES

Expenses incurred to integrate acquisitions are recorded in acquisition and integration expenses on the accompanying Unaudited Consolidated Statements of Operations. These costs include legal and financial advisory fees associated with acquisitions; employee severance related to staff rationalization; temporary redundant costs and integration costs to convert to common policies, procedures, and information systems. The following table summarizes the acquisition and integration expenses for the three months and nine months ended September 30, 2015 and 2014 related to the CarePoint Business, HomeChoice Partners, and InfuScience acquisitions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Legal and professional fees	$89	$1,689	$660	$4,235
Employee costs including redundant salaries and benefits and severance	89	312	(243)	1,892
Facilities consolidation and discontinuation	91	364	427	1,022
Change in revenue reserves related to acquired accounts receivable	—	451	(463)	5,871
Legal settlement	—	1	—	334
Other	5	105	372	1,400
Total	$274	$2,922	$753	$14,754

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

NOTE 6--DISCONTINUED OPERATIONS

Sale of PBM Services

On August 27, 2015, the Company completed the sale of substantially all of the Company’s PBM Services segment (the “PBM Business”) pursuant to an Asset Purchase Agreement dated as of August 9, 2015 (the “Asset Purchase Agreement”), by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (the “PBM Buyer”). Under the Asset Purchase Agreement, the PBM Buyer agreed to acquire substantially all of the assets used solely in connection with the PBM

Business and to assume certain PBM Business liabilities (the “PBM Sale”). On the Closing Date, pursuant to the terms of the Asset Purchase Agreement, the Company received total cash consideration of approximately $24.6 million, including an adjustment for estimated Closing Date net working capital. The Company used the net proceeds from the PBM Sale to pay down a portion of the Company’s outstanding debt.

On October 20, 2015, the Company finalized working capital adjustment negotiations in relation to the PBM Sale whereby the Company agreed to repay approximately $1.0 million to the PBM Buyer (see Note 16 - Subsequent Events).

As of the August 27, 2015 closing date of the sale of the PBM Business, the carrying value of the net assets of the PBM Business was as follows (in thousands):

Carrying Value
Net accounts receivable	$7,163
Total current assets	7,163
Property and equipment, net	175
Goodwill	12,744
Total assets	20,082
Claims payable	6,950
Total liabilities	6,950
Net assets	$13,132

The operating results included in discontinued operations of the PBM Business for the three months and nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$11,585	$12,501	$44,375	$47,467
Gross profit	$2,405	$4,236	$9,763	$13,599
Selling, general and administrative expenses	1,168	2,613	5,444	8,466
Bad debt expense	—	(2)	(45)	(4)
Income from operations	1,237	1,625	4,364	5,137
Gain on sale before income taxes	(11,424)	—	(11,424)	—
Financial advisory fee and legal expenses	1,828	—	1,828	—
Other costs and expenses	353	(4)	353	(6)
Income before income taxes	10,480	1,629	13,607	5,143
Income tax expense	1,384	—	1,384	—
Income from discontinued operations, net of income taxes	$9,096	$1,629	$12,223	$5,143

Sale of Home Health Business

On March 31, 2014, the Company completed the sale of substantially all of the Company’s Home Health Services segment (the “Home Health Business”) pursuant to the Stock Purchase Agreement dated as of February 1, 2014. The sale of the Home Health Business is consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services segment. As a result, the Company decided in the second quarter of 2014 to cease the material portion of its Home Health operations at the one location excluded from the Stock Purchase Agreement, as amended, and has reclassified its operations to discontinued operations for all prior periods in the accompanying Unaudited Consolidated Financial Statements.

The operating results included in discontinued operations of the Home Health Business for the three months and nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$196	$—	$18,588
Gross profit	$—	$(68)	$—	$6,886
Selling, general and administrative expenses	—	512	—	7,887
Bad debt expense	—	3	—	903
Income (loss) from operations	—	(583)	—	(1,904)
Gain on sale before income taxes	—	11	—	(2,056)
Financial advisory fee and legal expenses	—	—	—	2,875
Impairment of assets	—	—	—	452
Other costs and expenses	29	—	370	47
Income (loss) before income taxes	(29)	(594)	(370)	(3,222)
Income tax expense (benefit)	—	(57)	—	(4,243)
Income (loss) from discontinued operations, net of income taxes	$(29)	$(537)	$(370)	$1,021

Pharmacy Services Asset Sale

On February 1, 2012, the Company entered into a Community Pharmacy and Mail Business Purchase Agreement by and among Walgreen Co. and certain subsidiaries and the Company and certain subsidiaries (collectively, the “Sellers”) with respect to the sale of certain assets, rights and properties relating to the Sellers’ traditional and specialty pharmacy mail operations and community retail pharmacy stores.

The operating results of the divested traditional and specialty pharmacy mail operations and community pharmacies included in discontinued operations for the three months and nine months ended September 30, 2015 and 2014, are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$—	$—	$—
Gross profit	$—	$—	$—	$(27)
Operating expenses	—	598	—	3,394
Legal fees and settlement expense	1,139	—	4,268	—
Other (income) expense	471	—	874	—
Facilities costs	—	—	1,539	—
Income (loss) from discontinued operations, net of income taxes	$(1,610)	$(598)	$(6,681)	$(3,421)

Operating expenses during the three months and nine months ended September 30, 2015 primarily consist of legal fees related to the legal proceedings discussed in Note 11 - Commitments and Contingencies and facilities costs.

As of September 30, 2015 and December 31, 2014, there were accruals of $9.2 million and $13.0 million, respectively, related to these costs in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets.

	Legal Settlement	Other Costs	Total
Balance at December 31, 2014	$12,389	$609	$12,998
Expenses	6,096	3,136	9,232
Cash payments	(10,847)	(2,197)	(13,044)
Balance at September 30, 2015	$7,638	$1,548	$9,186

NOTE 7--GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	Infusion Services	Total
Balance at December 31, 2014	$560,579	560,579
Impairment of goodwill	$(251,850)	$(251,850)
Balance at September 30, 2015	$308,729	$308,729

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
In the first quarter of 2015, we performed our annual goodwill impairment test and estimated the fair value of each of our reporting units as of the end of our most recent fiscal year. We concluded that the estimated fair value determined under our testing approach for each of our reporting units, as of December 31, 2014, was reasonable. In each case, the estimated fair value exceeded the respective carrying value. We concluded that the goodwill assigned to each reporting unit, as of March 31, 2015, was not impaired and that neither reporting unit was at risk of failing Step 1 of the goodwill impairment test as prescribed under the ASC.
In the second quarter of 2015, business conditions had not significantly improved and our stock price declined. As a result, we concluded that it was appropriate for us to perform a quantitative Step 1 interim goodwill impairment test as of June 30, 2015. Taking into consideration our updated business outlook for the remainder of fiscal 2015, we updated our future cash flow assumptions for our Infusion Services reporting unit and calculated updated estimates of fair value using the three method valuation approach. After updating our assumptions and projections, we then calculated an estimate of fair value for the reporting unit, consistent with our annual impairment test on December 31, 2014. As of June 30, 2015, we determined that our Infusion Services reporting unit had an indication of impairment and we proceeded to a Step 2 analysis to determine the amount of the goodwill impairment.
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

During the third quarter of 2015, the Company finalized its second quarter impairment assessment and as a result increased the impairment charge for the infusion business by an additional $13.9 million for a total impairment charge of $251.9 million year to date, all of which related to our Infusion Services reporting unit. The Company will evaluate goodwill for possible impairment during the quarter ending December 31, 2015.

Intangible Assets

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(19,937)	$5,713	$25,650	$(16,615)	$9,035
Infusion trademarks	6,200	(6,200)	—	6,200	(5,333)	867
Non-compete agreements	1,500	(1,208)	292	1,500	(1,133)	367
	$33,350	$(27,345)	$6,005	$33,350	$(23,081)	$10,269

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Estimated Useful Life
Infusion customer relationships	2 - 4 years
Infusion trademarks	2 years
Non-compete agreements	5 years

The estimated fair value of intangible assets was calculated using level 3 inputs based on the present value of anticipated future benefits. Total amortization of intangible assets was $4.3 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively.
NOTE 8--RESTRUCTURING AND OTHER EXPENSES

Restructuring and other expenses include expenses resulting from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The restructuring costs are included in restructuring and other expenses in the Unaudited Consolidated Statements of Operations.

Restructuring

On August 10, 2015, the Company announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, the Company intends to consolidate corporate functions in the Company’s Eden

Prairie, Minnesota facility and transition the Elmsford, New York office to non-executive functions by December 31, 2015. The Company estimates that the Financial Improvement Plan will be substantially completed by the end of the fourth quarter of 2015 and expects it will reduce its workforce by approximately 12% .  These targeted reductions are not expected to impact the Company’s ability to provide quality care and service to patients.

Since inception, the Company has incurred approximately $3.2 million in total expenses for the Financial Improvement Plan, consisting of $0.7 million of employee severance and other benefit-related costs related to workforce reductions, $1.2 million in training and transition costs and $1.3 million of other costs in the three months and nine months ended September 30, 2015. Past restructuring plans have led to the Company incurring approximately $0.8 million and $1.8 million in the three months ended September 30, 2015 and 2014, respectively, and $9.1 million and $10.3 million in the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there are restructuring accruals of approximately $1.9 million related to the Company’s Financial Improvement Plan and prior restructuring plans included in accrued expenses and other current liabilities and other non-current liabilities on the Consolidated Balance Sheets.

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
NOTE 9--PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer and office equipment	$22,576	$22,662
Software capitalized for internal use	15,600	14,914
Vehicles, including equipment acquired under capital leases	2,062	2,106
Medical equipment, including equipment acquired under capital leases	28,528	27,668
Work in progress	5,514	3,287
Furniture and fixtures	4,610	4,487
Leasehold improvements	14,490	13,690
	93,380	88,814
Less: Accumulated depreciation	(59,273)	(50,643)
Property and equipment, net	$34,107	$38,171

The Company had an insignificant amount of vehicles and medical equipment under capital lease as of September 30, 2015 and December 31, 2014.

Depreciation Expense

Depreciation expense, including expense related to assets under capital lease, was $4.0 million and $4.2 million for the three months ended September 30, 2015 and 2014, respectively, and $12.5 million and $12.0 million for the nine months ended September 30, 2015 and 2014, respectively. Depreciation expense includes costs related to software capitalized for internal use of $0.6 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 10--DEBT

As of September 30, 2015 and December 31, 2014, the Company’s debt consisted of the following obligations (in thousands):

	September 30, 2015	December 31, 2014
Revolving Credit Facility	$30,000	$5,000
Term Loan Facilities	222,757	222,757
2021 Notes, net of unamortized discount	195,890	195,462
Capital leases	268	584
Total Debt	448,915	423,803
Less: Current portion	39,588	5,395
Long-term debt, net of current portion	$409,327	$418,408

Senior Credit Facilities

On July 31, 2013, the Company entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. (collectively, the “Lenders”).

The Senior Credit Facilities contain customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness, events constituting a change in control and any other development that results in, or would reasonably be expected to result in, a material adverse effect to the debtor’s ability to perform its obligation under the facility. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of our obligations under the Senior Credit Facilities to pay the full amount of the obligations

On December 23, 2013, the Company entered into the First Amendment to the Senior Credit Facilities (the “First Amendment”) pursuant to which the Company obtained the required consent of the Lenders to enter into the Settlement Agreements (see Note 11- Commitments and Contingencies) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million.

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

On March 1, 2015, the Company entered into the Third Amendment to the Senior Credit Facilities (the “Third Amendment”), which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also reduces the Revolver Covenant Triggering Event from 25% of the Aggregate Revolving Commitment Amount to 5% of the Aggregate Revolving Commitment Amount beginning with the quarter ended June 30, 2015 and provides for certain additional financial reporting.

On August 6, 2015, the Company entered into a Fourth Amendment to its Senior Credit Facilities (the “Fourth Amendment”). The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test.
On October 9, 2015, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Senior Credit facilities, (see Note 16 - Subsequent Events).
As of September 30, 2015, the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

In connection with the PIPE Transaction (see Note 4 - PIPE Transaction), the Company was required to use at least 75% of the net proceeds for the repayment of outstanding indebtedness. The Company repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds. In addition, the Company repaid $22.4 million of the Revolving Credit facility indebtedness from the net proceeds from the sale of the PBM business.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

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

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2014. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. As of September 30, 2015, there are no quoted prices or active markets for the 2021 Notes. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of September 30, 2015, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ:

Financial Instrument	Carrying Value as of September 30, 2015	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$222,757	$—	$202,500	$—
2021 Notes	195,890	155,000	—	—
Total	$418,647	$155,000	$202,500	$—

The fair value hierarchy for disclosure of fair value measurements is as follows:
Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Quoted prices, other than quoted prices included in Level 1, which are observable for the assets or liabilities, either directly or indirectly.
Level 3:  Inputs that are unobservable for the assets or liabilities.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and capital leases. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

Deferred Financing Costs

In connection with the Third Amendment to the Senior Credit Facilities during the first quarter of 2015, the Company incurred $1.2 million in deferred financing costs. The deferred financing costs are reflected as additional issuance costs and amortized as an adjustment of interest expense over the remaining term of the Senior Credit Facilities using the effective interest method.

In connection with the Fourth Amendment to the Senior Credit Facilities during the third quarter of 2015, the Company incurred $1.2 million in deferred financing costs. The deferred financing costs are reflected as additional issuance costs and amortized as an adjustment of interest expense over the remaining term of the Senior Credit Facilities using the effective interest method.

In connection with the issuance of the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of $0.5 million that are being amortized over the term of the 2021 Notes.

Interest Expense, net

Interest expense consisted of the following for the three months and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revolving Credit Facility	$555	$413	$1,425	$1,181
Term Loan Facilities	3,701	3,700	10,980	13,119
2021 Notes	4,438	4,646	13,165	11,390
Amortization of deferred financing costs	740	730	2,074	3,280
Amortization of debt discount	146	132	428	327
Other, net	(73)	(54)	(322)	(94)
Interest expense, net	$9,507	$9,567	$27,750	$29,203

NOTE 11--COMMITMENTS AND CONTINGENCIES

Legal Proceedings
McCormack Shareholder Class Action Litigation in the Delaware Court of Chancery
On September 8, 2015, a class action complaint was filed in the Delaware Court of Chancery by Thomas McCormack, a purported stockholder of the Company (the “McCormack Complaint”). The Company, members of the Board, including Myron Holubiak, David W. Golding, Michael Goldstein, Tricia Nguyen, R. Carter Pate, Christopher S. Shackelton, and Richard M. Smith, and SunTrust Bank (“SunTrust”), the administrative agent under a credit agreement (the “Credit Agreement”) dated as of July 31, 2013, as amended by a First Amendment to Credit Agreement dated as of December 23, 2013, a Second Amendment to Credit Agreement dated as of January 31, 2014, a Third Amendment to Credit Agreement dated as of March 1, 2015, a Fourth Amendment to Credit Agreement dated as of August 6, 2015, and a Fifth Amendment to Credit Agreement dated as of October 9, 2015, are named as defendants in the McCormack Complaint. The McCormack Complaint was filed in the Delaware Court of Chancery as Thomas McCormack v. BioScrip, Inc., Myron Holubiak, David W. Golding, Michael Goldstein, Tricia Nguyen, R. Carter Pate, Christopher S. Shackelton, Richard M. Smith and SunTrust Bank, C.A. No. 11480-CB.

The McCormack Complaint alleges generally that, in connection with the adoption of what the Complaint refers to as a “Dead Hand Proxy Put” in the Credit Agreement (the “Contested Clause”), (i) the members of the Board breached their fiduciary duties, and (ii) SunTrust aided and abetted the Board’s alleged breach of duties. The McCormack Complaint defined the “Dead Hand Proxy Put” as a change in control provision that enabled the lenders to declare a default, and accelerate payment of all outstanding debt and interest thereunder, in the event of a change of control under circumstances specified in the Credit Agreement, including, during a period of 24 consecutive months, the replacement of a majority of the directors by an actual or threatened proxy fight or consent solicitation. As previously disclosed, on October 9, 2015, and solely to avoid the cost, expense and delay of litigation, the Company caused the Credit Agreement to be amended to remove the Contested Clause. The Company believes this amendment has mooted the McCormack Complaint and expects the parties will engage in negotiations regarding a “mootness fee” to be paid in exchange for an agreement to dismiss the lawsuit with prejudice. The Company carries insurance coverage in such amounts as it sees appropriate; however, there is no assurance that insurance will be available or adequate to fund any settlement, judgment, litigation costs or mootness fee associated with this action. Moreover, the Company is not able to predict the outcome or reasonably estimate a range of possible loss at this time. The Company expects certain of the defendants, may seek indemnification from the Company for which there may be no insurance coverage. While no assurance can be given as to the ultimate outcome of this matter, the Company believes that the final resolution of this action is not likely to have a material adverse effect on results of operations, financial position, liquidity or capital resources.

Cline and Rubin Shareholder Class Action Litigation in the Delaware Court of Chancery
As previously disclosed, on April 9, 2015, two separate putative class action lawsuits were filed in the Delaware Court of Chancery (the “Chancery Court”) by purported stockholders Lawrence Cline and Roger Rubin (“Plaintiffs”), respectively, in connection with the Purchase Agreement dated March 9, 2015, with the PIPE Investors, against the Company, directors of the Company and the PIPE Investors. Pursuant to the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (as defined above, the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock, (b) 1,800,000 PIPE Class A Warrants, and (c) 1,800,000 PIPE Class B Warrants, as further described below. On April 17, 2015, the two separate class action lawsuits were consolidated by order of the Chancery Court as In re BioScrip, Inc. Stockholder Litigation, Consol. C.A. 10893-VCG (the “Delaware Action”). On April 30, 2015, the Company entered into a memorandum of understanding (the “Memorandum of Understanding”) to settle the Delaware Action. The parties entered into a stipulation of settlement on May 11, 2015 (the “Stipulation of Settlement”).
The Company sought and obtained at the 2015 Annual Meeting on May 11, 2015, Stockholder Approval to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the PIPE Warrants (as defined above, the “Stockholder Approval”) and, therefore, subject to court approval of the settlement, the Delaware Action was set to be dismissed with prejudice by the Chancery Court in accordance with the terms of the Stipulation of Settlement. The Chancery Court held a hearing on July 29, 2015, to consider the fairness of the Settlement and award of Plaintiffs’ attorneys’ fees. The order approving the Settlement and award of $750,000 in attorneys’ fees and expenses to Plaintiff’s counsel was issued on July 29, 2015.
The Company carries insurance coverage in such amounts as it believes to be reasonable under the circumstances, which covered a certain percentage of the attorneys’ fees award. The final resolution of the Delaware Action did not have a material adverse effect on results of operations, financial position, liquidity or capital resources.
Derivative Lawsuit in the Delaware Court of Chancery

On May 7, 2015, a derivative complaint was filed in the Delaware Court of Chancery by the Park Employees’ & Retirement Board Employees’ Annuity & Benefit Fund of Chicago (the “Derivative Complaint”). The Derivative Complaint names as defendants certain current and former directors of the Company, consisting of Richard M. Smith, Myron Holubiak, Charlotte Collins, Samuel Frieder, David Hubers, Richard Robbins, Stuart Samuels and Gordon Woodward (collectively, the “Director Defendants”), certain current and former officers of the Company, consisting of Kimberlee Seah, Hai Tran and Patricia Bogusz (collectively the “Officer Defendants”), Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., and Jefferies LLC. The Company is also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint was filed in the Delaware Court of Chancery as Park Employees and Retirement Board Employees’ Annuity and Benefit Fund of Chicago v. Richard M. Smith, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Huber, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee C. Seah, Hai V.Tran, Patricia Bogusz, Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Jefferies LLC and BioScrip, Inc., C.A. No. 11000-VCG (Del. Ch. Ct., May 7, 2015).

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss is currently scheduled to be completed by November 30, 2015

The Company, Director Defendants and the Officer Defendants deny any allegations of wrongdoing in this lawsuit. The Company and such persons believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the defense will be successful or that insurance will be available or adequate to fund any settlement, judgment or litigation costs associated with this action. Certain of the defendants have sought indemnification from the Company pursuant to certain indemnification agreements, for which there may be no insurance coverage. Additional similar lawsuits may be filed. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time. While no assurance can be given as to the ultimate outcome of this matter, the Company believes that the final resolution of this action is not likely to have a material adverse effect on results of operations, financial position, liquidity or capital resources.

Prior State Regulatory Matter

The Company has accrued an estimate of a potential loss as of September 30, 2015 in connection with a pending regulatory and various other matters related to certain discontinued operations of the Company (see Note 6 - Discontinued Operations). The accrual recorded represents the Company’s best estimate of the exposure.

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

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. As of September 30, 2015, the Company has paid $9.1 million, including interest, related to the Settlement Agreements and $0.7 million of fees to the Relator.

Securities Class Action Litigation in the Southern District of New York
On September 30, 2013, a putative securities class action lawsuit was filed in the United States District Court for the Southern District of New York (“SDNY”) against the Company and certain of its officers on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 20, 2013, inclusive.

On November 15, 2013, a putative securities class action lawsuit was filed in SDNY against the Company and certain of its directors and officers and certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, on behalf of the putative class of purchasers of our securities between August 8, 2011 and September 23, 2013, inclusive.
On December 19, 2013, the SDNY entered an order consolidating the two class action lawsuits as In re BioScrip, Inc., Securities Litigation, No. 13-cv-6922 (AJN) and appointing an interim lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the SDNY granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the denial of the motions to dismiss was filed on behalf of all the remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. On June 5, 2015, the SDNY denied the defendants’ motion to reconsider.
On September 25, 2015, the parties entered mediation concerning all pending claims. In October 2015, the parties reached an agreement in principle to settle all claims in the action (the “Proposed Settlement”). The Company has agreed to the Proposed Settlement to avoid the costs, distraction, and uncertainty of litigation. Additionally, the Proposed Settlement is subject to certain conditions, including the execution of a mutually acceptable settlement agreement and the approval of the settlement by the SDNY. Until the conditions and documentation are completed, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the Proposed Settlement.
The Company carries insurance coverage in such amounts as it believes to be reasonable under the circumstances, but there is no assurance that insurance will be available or adequate to fund any settlement, judgment or litigation costs associated with this action. While no assurance can be given as to the ultimate outcome of this matter, the Company believes that the final resolution of this action is not likely to have a material adverse effect on results of operations, financial position, liquidity or capital resources.

PBM Services Payment Delay

The Company has historically engaged a third party processor to process PBM Services cash card claims. The third party processor ceased paying amounts due to the Company. As of September 30, 2015, the total amount owed to the Company is approximately $6.8 million. The Company has initiated arbitration to collect approximately $6.8 million due from the third party processor. The arbitration process is expected to take several more months. As of September 30, 2015, no reserve has been provided for the amounts due to the Company as we believe the amounts owed will be paid in full, however, there are uncertainties around any arbitration process.

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

As of September 30, 2015, future minimum lease payments under operating and capital leases are as follows (in thousands):

	Operating Leases	Capital Leases	Total
2015 (three months)	$2,274	$73	$2,347
2016	7,991	122	8,113
2017	6,847	62	6,909
2018	4,787	11	4,798
2019	2,810	—	2,810
2020 and thereafter	2,448	—	2,448
Total	$27,157	$268	$27,425

Rent expense for leased facilities and equipment was approximately $1.8 million and $2.0 million three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Purchase Commitments

As of September 30, 2015, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $12.8 million during the remainder of 2015. These purchase commitments are made at levels expected to be used in the normal course of business.
NOTE 12--OPERATING AND REPORTABLE SEGMENTS

As noted within Note 6 - Discontinued Operations, the Company completed the disposal of the PBM Business (and reporting segment) on August 27, 2015. As a result of this disposal the Company no longer has two operating segments as the Infusion Services segment is the only remaining operating segment. On an ongoing basis the Company will no longer report operating segments until a change in the business facilitates the need to do so.
NOTE 13--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 25% of revenue during the three months and nine months ended September 30, 2015 and 2014. In addition, Medicare accounted for approximately 10% of revenue during the three months and nine months ended September 30, 2015 and September 30, 2014, respectively.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 16% and 17% for the three months ended September 30, 2015 and 2014, respectively, and 16% and 18% for the nine months ended September 30, 2015 and 2014, respectively.
NOTE 14--INCOME TAXES

The Company’s Federal and state income tax expense from continuing operations for the three months and nine months ended September 30, 2015 and 2014 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current
Federal	$—	$—	$—	$—
State	19	70	50	266
Total current	19	70	50	266
Deferred
Federal	(3,803)	1,653	(19,290)	7,297
State	(767)	207	(3,304)	921
Total deferred	(4,570)	1,860	(22,594)	8,218
Total income tax expense (benefit)	$(4,551)	$1,930	$(22,544)	$8,484

The tax benefit recognized for the three months and nine months ended September 30, 2015 is a result of the decrease in deferred tax liability related to goodwill which decreased due to the goodwill impairment charge.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax benefit at statutory rate	$(11,275)	$(12,464)	$(108,143)	$(25,508)
State tax expense (benefit), net of Federal taxes	(446)	43	(435)	168
Change in tax contingencies	1	2	3	5
Valuation allowance changes affecting income tax expense	4,715	14,295	42,501	33,651
Impairment of goodwill	2,385	—	43,362	—
Non-deductible transaction costs and other	69	54	168	168
Income tax expense (benefit)	$(4,551)	$1,930	$(22,544)	$8,484

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

As of September 30, 2015, 1,080,077 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.0 million and $1.8 million during the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $5.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock

The Company recognized compensation expense related to restricted stock awards of $0.1 million and $0.2 million during the three months ended September 30, 2015 and 2014, respectively and $0.4 million and $1.3 million during the nine months ended September 30, 2015 and 2014, respectively.

Stock Appreciation Rights

The Company recognized compensation (benefit) related to stock appreciation rights awards of $(0.2) million and $(0.3) million during the three months ended September 30, 2015 and 2014, respectively and $(0.9) million and $(0.1) million during nine months ended September 30, 2015 and 2014, respectively.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP. As of September 30, 2015, 111,420 shares have been issued and less than $0.1 million of expense has been incurred under the ESPP.

NOTE 16 -- SUBSEQUENT EVENTS

On October 20, 2015, the Company finalized working capital adjustment negotiations in relation to the Company’s sale of the PBM Business, whereby the Company agreed to repay approximately $1.0 million to the PBM Buyer. This adjustment has been reflected in the results of the Company’s business for the third quarter ended September 30, 2015.
Fifth Amendment to Senior Credit Facilities
On October 9, 2015, the Company entered into the Fifth Amendment. The Fifth Amendment directly modifies the definition of a “Continuing Director” to remove the following language: “(excluding, in the case of both clauses (B) and (C), any individual whose initial nomination for, or assumption of office as, a member of that board or equivalent governing body occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than a solicitation for the election of one or more directors by or on behalf of the board of directors).” The definition of “Continuing Director” is now defined in full as, “with respect to any period, any individuals (A) who were members of the board of directors or other equivalent governing body of the Borrower on the first day of such period, (B) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (A) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body, or (C) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (A) and (B) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body.” This amended definition also indirectly modifies the definition of a “Change in Control.”

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

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our internal control over financial reporting;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges;

•	our ability to successfully execute our Financial Improvement Plan (as defined below);

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	our ability to address cybersecurity risks;

•	our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire;

•	our expectations regarding the outcome of litigation; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.  Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our senior secured credit facility and unsecured notes indenture;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

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

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have over 70 service locations in 28 states, executive offices in New York and corporate offices in Minnesota.

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

Segments

Following the sale of the Company’s PBM Services segment (the “PBM Business”) on August 27, 2015 (as further discussed below), the Company no longer has two operating segments as the Infusion Services segment is the only remaining operating segment. On an ongoing basis the Company will no longer report operating segments until a change in the business facilitates the need to do so.

Strategic Transactions

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and ensuing assessments, we have focused our investments in the Infusion Services business, which remains the primary driver of our growth strategy. Subsequent transactions which executed the strategic plans were:

•
On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement (the “2012 Asset Purchase Agreement”) by and among Walgreen Co. and certain subsidiaries with respect to the sale of certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores.

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

•
On August 27, 2015, we completed the sale of substantially all of the Company’s PBM Business pursuant to an Asset Purchase Agreement dated as of August 9, 2015 (the “PBM Asset Purchase Agreement”), by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (the “PBM Buyer”). Under the PBM Asset Purchase Agreement, the PBM Buyer agreed to acquire substantially all of the assets used solely in connection with the PBM Business and to assume certain PBM Business liabilities (the “PBM Sale”). On the closing date, pursuant to the terms of the PBM Asset Purchase Agreement, we received total cash consideration of approximately $24.5 million, including an adjustment for estimated closing date net working capital. We used the net proceeds from the PBM Sale to pay down a portion of our outstanding debt. On October 20, 2015, we finalized working capital adjustment negotiations in relation to the PBM Sale whereby we agreed to repay approximately $1.0 million to the PBM Buyer.

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

Financial Improvement Plan

On August 10, 2015, we announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, we intend to consolidate corporate functions in our Eden Prairie, Minnesota facility and transition the Elmsford, New York office to non-executive functions by December 31, 2015. We estimate that the Financial Improvement Plan will be substantially completed by the end of the fourth quarter of 2015 and expect it will reduce its work force by approximately 12%.  These targeted reductions are not expected to impact our ability to provide quality care and service to patients. Since inception, we have incurred approximately $3.2 million in total expenses for the Financial Improvement Plan, consisting of $0.7 million of employee severance and other benefit-related costs related to workforce reductions, $1.2 million in training and transition costs and $1.3 million of other costs in the three months and nine months ended September 30, 2015.

Regulatory Matters Update

Approximately 22% and 23% of revenue for the three months and nine months ended September 30, 2015 and 2014 was derived directly from Medicare, state Medicaid programs or other government payors, respectively. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities and PBMs.   In the normal course of business, the Company and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

We have one state Medicaid program that represents approximately 5% and 6% of our consolidated revenue for the three months and nine months ended September 30, 2015, respectively, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2015. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by two months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the three months and nine months ended September 30, 2015 have not been significant but the impact on future results of operations cannot yet be predicted.

Approximately 10% of revenue for the three months and nine months ended September 30, 2015 was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. Except as discussed below, there have been no changes to critical accounting estimates in the nine months ended September 30, 2015. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

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

The Company’s accounts receivable over 180 days has remained unchanged since December 31, 2014.  We believe we are adequately reserved on these balances over 180 days, however there is a higher risk of collection on these projects than the overall accounts receivable. The Company increased the allowance for doubtful accounts by $3.7 million from December 31, 2014 and the allowance for doubtful accounts as a percentage of total accounts receivable is 36.6% at September 30, 2015 compared to 33.5% at December 31, 2014. The increase in reserves was predominantly on aged balances over 365 days old. The following table summarizes the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$22,361	$13,004	$35,365	$25,812	$13,036	$38,848
Commercial	104,065	32,440	136,505	108,439	35,313	143,752
Patient	5,969	13,463	19,432	4,899	10,562	15,461
Gross accounts receivable	$132,395	$58,907	191,302	$139,150	$58,911	198,061
Allowance for doubtful accounts			(70,107)			(66,405)
Net accounts receivable			$121,195			$131,656

Impairment of Goodwill

Goodwill is recorded when the purchase price for an acquisition exceeds the estimated fair value of the net tangible and identified intangible assets acquired. Goodwill is based on relative fair value of the future benefit of the purchased operations to our existing business unit. The Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicates that the carrying value of goodwill may no longer be recoverable. The impairment evaluation is based on a two-step process. The first step (“Step 1”) compares the fair value of a reporting unit with its carrying amount, including goodwill. If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step (“Step 2”) must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

In the second quarter of 2015, business conditions had not significantly improved and our stock price declined. As a result, we concluded that it was appropriate for us to perform a quantitative Step 1 interim goodwill impairment test as of June 30, 2015. Taking into consideration our updated business outlook for the remainder of fiscal 2015, we updated our future cash flow assumptions for our Infusion Services reporting unit and calculated updated estimates of fair value using the three method valuation approach. After updating our assumptions and projections, we then calculated an estimate of fair value for the reporting unit, consistent with our annual impairment test on December 31, 2014. As of June 30, 2015, we determined that our Infusion Services reporting unit had an indication of impairment and we proceeded to a Step 2 analysis to determine the amount of the goodwill impairment.
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

 During the third quarter the Company updated its impairment assessment and took an additional charge of $13.9 million for a total impairment charge of $251.9 million year to date, all of which related to our Infusion Services business.  Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and nine months ended September 30, 2015 with the prior year results of operations. As a result of the sale of substantially all of our Home Health Services segment on March 31, 2014 and our PBM Services segment on August 27, 2015, all prior period financial information has been reclassified to include the Home Health Services and PBM Services segments as discontinued operations.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

	Three Months Ended September 30,
	(in thousands)
	2015		2014		Change
Revenue	$247,224		$231,458		$15,766
Gross profit	63,143	25.5%	60,766	26.3%	2,377
Loss from continuing operations	(19,283)	(7.8)%	(27,707)	(12.0)%	8,424
Interest expense, net	9,507	3.8%	9,567	4.1%	(60)
Loss from continuing operations, before income taxes	(28,790)	(11.6)%	(37,274)	(16.1)%	8,484
Loss from continuing operations, net of income taxes	(24,239)	(9.8)%	(39,204)	(16.9)%	14,965
Income from discontinued operations, net of income taxes	7,457	3.0%	494	0.2%	6,963
Net loss	$(16,782)	(6.8)%	$(38,710)	(16.7)%	$21,928

Revenue. Revenue for the three months ended September 30, 2015 was $247.2 million, compared to revenue of $231.5 million for the same period in 2014, an increase of $15.8 million, or 6.8%. Product revenue increased $14.4 million, or 6.4%, substantially as a result of growth in our core nutrition and chronic infused therapies.

Gross Profit. Gross profit for the three months ended September 30, 2015 was $63.1 million compared to $60.8 million for the same period in 2014, an increase of $2.4 million, or 3.9%. The decrease in gross profit as a percentage of revenue from 26.3% to 25.5% was mainly due to revenue growth in our chronic infused therapies which have a lower margin rate.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2015 were $53.6 million, or 21.7% of total revenue, compared to $56.1 million, or 24.2% of total revenue, for the same period in 2014. The decrease in SG&A expense is due mainly to decreased wages and benefits costs as a result of our restructuring efforts.

Bad Debt Expense.  For the three months ended September 30, 2015, bad debt expense was $9.3 million, or 3.8% of revenue, compared to $26.1 million or 11.3% of revenue, for the same period in 2014.  For the three months ended September 30, 2014 we recorded an additional $19.9 million of additional bad debt expense due to a disruption that occurred related to acquisition integration. Collection of billed revenues in the current quarter have returned to historical levels experienced prior to the disruption related to acquisition integration leading to the decrease in bad debt expense.

Goodwill Impairment. During the second quarter of 2015, we performed an impairment test of goodwill due to market conditions as of June 30, 2015.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2014 resulting in a market value significantly lower than the fair value of the business segments.  We recorded preliminary goodwill impairment charge of $238.0 million in the three months ended June 30, 2015 and an additional $13.9 million for the three months ended September 30, 2015 related to our Infusion Services business, totaling $251.9 million for the year to date.

Acquisition and Integration Expenses. During the three months ended September 30, 2015 and 2014, acquisition and integration expenses were $0.3 million and $2.9 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the three months ended September 30, 2014 includes approximately $2.1 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that were no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $4.0 million and $1.8 million during the three months ended September 30, 2015 and 2014, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The increase between periods primarily resulted from higher employee related costs including severance and redundancies during the three months ended September 30, 2015.

Interest Expense, Net. Net interest expense was $9.5 million for the three months ended September 30, 2015, compared to $9.6 million for the same period in 2014.

Income Tax Expense/Benefit. Income tax benefit for the three months ended September 30, 2015 was $4.6 million on a pre-tax loss of $28.8 million compared to $1.9 million of income tax expense on a pre-tax loss of $37.3 million for the three months ended September 30, 2014. Our income tax benefit for the three months ended September 30, 2015 reflects a tax benefit of $11.3 million based on statutory tax rates offset by expense related to a non-deductible goodwill charge of $2.4 million and $4.7 million related to adjustments to our deferred tax asset valuation allowances. Our income tax expense for the three months ended September 30, 2014 reflects a tax benefit of $12.5 million based on statutory rates and a state tax expense of $0.0 million that were offset primarily by a $14.3 million adjustment to our deferred tax asset valuation allowance.

Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes was $7.5 million for the three months ended September 30, 2015, compared to $0.5 million for the same period in 2014. The income from discontinued operations during the three months ended September 30, 2015 primarily consists of the gain on disposition of our PBM Services segment.

Net Loss and Loss Per Share. Net loss for the three months ended September 30, 2015 was $16.8 million, or $0.27 per basic and diluted share. Net loss was $38.7 million, or $0.56 per basic and diluted share, for the same period in 2014.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

	Nine Months Ended September 30,
	(in thousands)
	2015		2014		Change
Revenue	$738,478		$682,910		$55,568
Gross profit	188,223	25.5%	181,859	26.6%	6,364
Loss from continuing operations	(281,230)	(38.1)%	(48,898)	(7.2)%	(232,332)
Interest expense, net	27,750	3.8%	29,203	4.3%	(1,453)
Loss from continuing operations, before income taxes	(308,980)	(41.8)%	(78,101)	(11.4)%	(230,879)
Loss from continuing operations, net of income taxes	(286,436)	(38.8)%	(86,585)	(12.7)%	(199,851)
Income from discontinued operations, net of income taxes	5,172	0.7%	2,743	0.4%	2,429
Net loss	$(281,264)	(38.1)%	$(83,842)	(12.3)%	$(197,422)

Revenue. Revenue for the nine months ended September 30, 2015 was $738.5 million compared to revenue of $682.9 million for the nine months ended September 30, 2014. Product revenue increased $53.3 million, or 8%, substantially as a result of growth in our core nutrition therapies, our core chronic infused therapies and our Hepatitis C business.

Gross Profit. Gross profit for the nine months ended September 30, 2015 was $188.2 million compared to $181.9 million for the same period in 2014, an increase of $6.4 million, or 3.5%. The decrease in gross profit as a percentage of revenue from 26.6% to 25.5% was mainly due to the growth in chronic infused therapies and our Hepatitis C business both of which have a lower stated gross margin rate than our core therapies.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2015 were $167.5 million, or 22.7% of total revenue, compared to $166.7 million, or 24.4% of total revenue, for the same period in 2014. The increase in SG&A expense is due mainly to increased wages and benefits costs. The decrease in SG&A as a percentage of revenue was due to restructuring plans executed in 2014.

Bad Debt Expense.  For the nine months ended September 30, 2015, bad debt expense was $32.8 million, or 4.4% of revenue, compared to $41.0 million or 6.0% of revenue, for the same period in 2014. We provided approximately $8.6 million and $19.9 million of additional reserves in nine months ended September 30, 2015 and 2014, respectively.

Goodwill Impairment. During the second quarter of 2015, we performed an impairment test of goodwill due to market conditions as of June 30, 2015.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2014 resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $251.9 million for the nine months ended September 30, 2015 related to our Infusion Services business.

Acquisition and Integration Expenses. During the nine months ended September 30, 2015 and 2014, acquisition and integration expenses were $0.8 million and $14.8 million, respectively. These costs include legal fees, third party consulting costs, employee related costs and facility consolidation costs associated with acquisitions and integration related activities to convert to common policies, procedures, and information systems.  In addition, the nine months ended September 30, 2014 includes approximately $5.9 million of revenue reserve adjustments to the allowance for doubtful accounts and allowance for contractual discounts related to acquired accounts receivable balances that are no longer deemed collectible.

Restructuring and Other Expenses. We incurred restructuring and other expenses of $12.3 million and $10.3 million during the nine months ended September 30, 2015 and 2014, respectively. These expenses result from the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. It also includes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring. The decrease between periods primarily resulted from lower third party consulting costs and employee related costs partially offset by higher facility-related costs during the nine months ended September 30, 2015.

Interest Expense, Net. Net interest expense was $27.8 million for the nine months ended September 30, 2015, compared to $29.2 million for the same period in 2014. The $1.5 million decrease in interest expense resulted primarily from a decrease of $0.7 million in amortization of deferred financing costs.

Income Tax Expense. Income tax benefit for the nine months ended September 30, 2015 was $22.5 million on a pre-tax loss of $309.0 million compared to $8.5 million of income tax expense on a pre-tax loss of $78.1 million for the nine months ended September 30, 2014. Our income tax benefit for the nine months ended September 30, 2015 reflects a tax benefit of $108.1 million based on statutory tax rates offset by expense related to a non-deductible goodwill charge of $43.4 million and $42.5 million related to adjustments to our deferred tax asset valuation allowances. Our income tax expense for the nine months ended September 30, 2014 reflects a tax benefit of $25.5 million based on statutory rates and a state tax expense of $0.1 million that were offset primarily by a $33.7 million adjustment to our deferred tax asset valuation allowance.

Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes was $5.2 million for the nine months ended September 30, 2015, compared to $2.7 million for the same period in the prior year. The income from discontinued operations during the nine months ended September 30, 2015 primarily consists of the gain on the disposition of our PBM Services segment.

Net Loss and Loss Per Share. Net loss for the nine months ended September 30, 2015 was $281.3 million or $4.20 per basic and diluted share. Net loss was $83.8 million, or $1.23 per basic and diluted share, for the same period in the preceding year.

Non-GAAP Measures

Non-GAAP Reconciliation -- Adjusted EBITDA.  The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation, impairments, amortization and stock-based compensation expense. Adjusted EBITDA also excludes certain acquisition-related charges such as transaction costs and acquisition integration expenses; costs associated with the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs. Adjusted EBITDA also excludes other transitional costs such as training, redundant salaries, retention bonuses for certain critical personnel, certain excess facility costs for locations not yet abandoned, and professional fees and other costs related to contract terminations and closed branches which are not classified as restructuring.

Consolidated Adjusted EBITDA is a measures of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Infusion Services EBITDA	$12,367	$(6,344)	$29,206	$24,811
Corporate overhead	(6,180)	(7,889)	(22,360)	(22,379)

Consolidated Adjusted EBITDA	6,187	(14,233)	6,846	2,432
Interest expense, net	(9,507)	(9,567)	(27,750)	(29,203)
Loss on sale of assets	(156)	—	(784)	—
Income tax benefit / (expense)	4,551	(1,930)	22,544	(8,484)
Depreciation	(4,029)	(4,205)	(12,464)	(11,999)
Amortization of intangibles	(1,286)	(1,620)	(4,265)	(4,943)
Impairment of goodwill	(13,850)	—	(251,850)	—
Stock-based compensation expense	(832)	(1,753)	(3,651)	(6,637)
Acquisition and integration expenses	(274)	(2,922)	(753)	(14,754)
Restructuring and other expenses	(5,043)	(2,974)	(14,309)	(12,997)
Loss from continuing operations, net of income taxes	$(24,239)	$(39,204)	$(286,436)	$(86,585)

Consolidated Adjusted EBITDA increased during the three months and nine months ended September 30, 2015 compared to the same periods in the prior year mainly due to the restructuring efforts undertaken by the Company, the reduction in corporate overhead cost and the focus on the core Infusion Services business.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $71.5 million during the nine months ended September 30, 2015 compared to $40.0 million during the nine months ended September 30, 2014, an increase of $31.4 million. Our operating cash flows resulting from the net loss, after adjusting for non-cash expenses, were $31.4 million higher than the prior year. Significant changes in operating assets and liabilities used $64.7 million more cash in the nine months ended September 30, 2015. This consisted primarily of a year over year decrease in accounts receivable of $6.0 million, primarily as a result of increases in our bad debt reserves, offset by a year over year decrease in accounts payable of $47.9 million, year over year decrease in accrued expenses of $8.0 million, year over year decrease in other accrued expenses and payables of $8.5 million and a year over year increase in inventory and prepaid expenses of $0.5 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2015 was $9.4 million compared to $11.8 million of cash used during the same period in 2014. Expenditures for property and equipment were $9.4 million during the 2015 period as compared to $11.3 million in 2014. Net proceeds from the sale of the PBM Business of $22.4 million are included in net cash provided by investing activities from discontinued operations in the nine months ended September 30, 2015. Net proceeds from the sale of the Home Health Services Business of $57.7 million are included in net cash provided by investing activities from discontinued operations in the nine months ended September 30, 2014.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2015 was $83.1 million compared to cash used in financing activities continuing operations of $15.2 million during the same period in 2014. The cash provided in 2015 results from the net proceeds of $59.7 million related to our issuance of Series A Preferred Stock and

PIPE Warrants in the PIPE Transaction and by advances of $203.7 million offset by repayments of $178.7 million on our Revolving Credit Facility (defined below). In addition, we repaid $22.4 million on our Revolving Credit Facility from the net proceeds from the sale of the PBM Business. Cash used from financing activities during the same period in 2014 was due to repayments of $59.3 million on our Revolving Credit facility and $135.2 million of the term loan portion of the Senior Credit Facilities. These repayments were funded by the net proceeds of $193.9 million related to our issuance of $200.0 million aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). In addition, we repaid $17.2 million on our revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit facilities from the net proceeds from our sale of the Home Health Services Business.

At September 30, 2015, we had working capital of $52.6 million compared to $25.9 million at December 31, 2014.  The $26.7 million increase in working capital primarily results from an increase in our cash and cash equivalents of $28.7 million and a $15.5 million reduction in current liabilities. At September 30, 2015, approximately $39.6 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $5.4 million.

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of September 30, 2015 the interest rate related to the Revolving Credit Facility is approximately 7.50% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on our consolidated net leverage ratio.

On March 1, 2015, we entered into the Third Amendment to the Senior Credit Facilities (the “Third Amendment”) which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also reduces the Revolver Covenant Triggering Event from 25% of the Aggregate Revolving Commitment Amount to 5% of the Aggregate Revolving Commitment Amount beginning with the quarter ended June 30, 2015 and provides for certain additional financial reporting.
On August 6, 2015, we entered into a Fourth Amendment to its Senior Credit Facilities (the “Fourth Amendment”). The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test.
On October 9, 2015, we entered into the Fifth Amendment to the Senior Credit Facilities (the “Fifth Amendment”). The Fifth Amendment directly modifies the definition of a “Continuing Director” to remove the following language: “(excluding, in the case of both clauses (B) and (C), any individual whose initial nomination for, or assumption of office as, a member of that board or equivalent governing body occurs as a result of an actual or threatened solicitation of proxies or consents for the election or removal of one or more directors by any person or group other than a solicitation for the election of one or more directors by or on behalf of the board of directors).” The definition of “Continuing Director” is now defined in full as, “with respect to any period, any individuals (A) who were members of the board of directors or other equivalent governing body of the Borrower on the first day of such period, (B) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (A) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body, or (C) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (A) and (B) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body.” This amended definition also indirectly modifies the definition of a “Change in Control.”

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of our Home Health Business were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities. Further, approximately $45.3 million of the net proceeds from the PIPE Transaction (as defined below) were used to repay the Revolving Credit Facility and accrued interest. In addition, as disclosed in “Sources and Uses of Funds,” we repaid $22.4 million on the Revolving Credit Facility from the net proceeds from the sale of the PBM Business. Once repaid, amounts under the Term Loan B Facility and the Delayed Draw Term Loan Facility may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 2021 Notes with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. As of September 30, 2015, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

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

PIPE Transaction

On March 9, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A, (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “PIPE Class A Warrants”), and (c) 1,800,000 Class B warrants (the “PIPE Class B Warrants” and, together with the PIPE Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. Pursuant to an addendum (the “Warrant Addendum”), dated March 23, 2015, to the Warrant Agreement, dated March 9, 2015, with the PIPE Investors, the PIPE Investors paid $483,559 in the aggregate, and the per share exercise price of the PIPE Class A Warrants and PIPE Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively. The Series A Preferred Stock and the PIPE Warrants were issued in reliance upon the exemptions from the registration requirements of the Securities Act as set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

We repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transaction’s net proceeds.

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

Income Taxes

At September 30, 2015, we had Federal net operating loss (“NOL”) carry forwards of approximately $221.6 million, of which $19.1 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized.  These NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  We have post-apportioned state NOL carry forwards of approximately $294.5 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $71.5 million during the nine months ended September 30, 2015. Although our working capital position as of September 30, 2015 reflects a $26.7 million improvement versus December 31, 2014, if we cannot successfully execute our Financial Improvement Plan we will likely require additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of September 30, 2015, after considering outstanding letters of credit totaling $5.4 million, we had $30.0 million drawn and borrowing capacity of approximately $39.6 million under our Revolving Credit Facility available plus $29.4 million of cash on hand to supplement our working capital needs. As of November 4, 2015, we have $30.0 million drawn on our Revolving Credit Facility. The additional flexibility provided by the Fourth Amendment is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million, thereby giving us $30.0 million of additional capacity before triggering more stringent financial covenants. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility with the financial covenants through March 31, 2017.

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

As of the filing of this Quarterly Report, we expect that our cash from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled principal and interest repayments and other cash needs for at least the next 12 months.

The following table sets forth our contractual obligations affecting cash in the future as of September 30, 2015 (in thousands):

	Payments Due in Period
Contractual Obligations	Total	Remainder 2015	2016	2017	2018	2019	2020 and Beyond
Long-term debt(1)	$579,582	8,236	44,806	44,088	43,261	42,434	396,757
Operating lease obligations	27,157	2,274	7,991	6,847	4,787	2,810	2,448
Capital lease obligations	268	73	122	62	11	—	—
Settlement agreement (2)	6,181	—	6,181	—	—	—	—
Purchase commitment (3)	12,846	12,846	—	—	—	—	—
Total	$626,034	$23,429	$59,100	$50,997	$48,059	$45,244	$399,205

(1)	Includes principal and estimated interest

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

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

Based on its evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2015, management has identified no new material weaknesses that would be in addition to those previously described in the Annual Report.

In order to remediate the material weakness related to establishment of accounts receivable related reserves, we have developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of September 30, 2015. In addition, action has been taken by management to further segregate access to data and information technology systems to address the material weakness in GITC. As a result of these management actions and the related controls validation testing, management has concluded that the material weakness in GITC was remediated as of June 1, 2015. To address the material weakness over significant and unusual transactions, management hired appropriately qualified personnel and utilized expertise of a third-party accounting firm on certain matters. As a result of these actions and the related controls and testing, management has concluded that the material weakness over significant and unusual transactions was remediated as of June 1, 2015. While management has taken action to remediate the material weakness over establishment of accounts receivable related reserves in order to conclude that remediation is complete, we must operate with the remediated controls in place and verify their effectiveness by testing control procedures for two quarters in 2015.

Changes in Internal Control Over Financial Reporting

In light of the material weakness in internal control over financial reporting that continued to exist as of September 30, 2015, management performed additional analysis and procedures to ensure the accompanying Unaudited Consolidated Financial Statements were prepared in accordance with GAAP. Accordingly, management believes that the accompanying Unaudited Consolidated Financial Statements and schedules included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management, with oversight from the Audit Committee, is working to remediate the remaining material weakness in internal control over financial reporting disclosed in the Annual Report. No additional changes in our internal control over financial reporting were identified during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, such internal control over financial reporting other than those remedial actions previously disclosed in the Annual Report and updated above.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 11 within the financial statements section of this document.

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

As previously disclosed, in connection with the preparation of our financial statements for the quarter ended June 30, 2015, we determined it was necessary to record a $238.0 million non-cash preliminary estimated impairment charge related to intangible assets associated with our Infusion Services reporting unit. The preliminary estimated impairment took into consideration our updated business outlook for the remainder of fiscal year 2015, pursuant to which we updated our future cash flow assumptions for our Infusion Services reporting unit and calculated updated estimates of fair value. After updating our assumptions and projections, we then calculated an estimate of fair value for the reporting unit, consistent with our annual impairment test on December 31, 2014. As of June 30, 2015, we determined that our Infusion Services reporting unit had an indication of impairment. In determining the preliminary estimated impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. In the third quarter ended September 30, 2015, we finalized our second quarter impairment assessment and, as a result, increased the impairment charge by an additional $13.9 million for a total impairment charge of $251.9 million year to date, all of which related to our Infusion Services reporting unit (see Note 7 - Goodwill and Intangible Assets).

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

10.2
Fifth Amendment to the Senior Credit Facilities, dated as of October 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K filed on October 15, 2015, SEC File Number 000-28740).

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2015.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer