Form 10-K
period 2015-12-31
BioScrip, Inc.
filed 2016-03-03
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-28740

BioScrip, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State of incorporation)	(I.R.S. Employer Identification No.)
1600 Broadway, Suite 950, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
720-697-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Market

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $249,493,062 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On February 29, 2016, there were 68,767,613 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our internal control over financial reporting;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the recoverability of our goodwill, goodwill impairment charge estimates and the potential for future impairment charges;

•	our Financial Improvement Plan (as defined below);

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	our ability to address cybersecurity risks;

•	our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire;

•	our expectations regarding the outcome of litigation; and

•	other risks and uncertainties described from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

BioScrip, Inc. (“BioScrip”, “we”, “us”, “our” or the “Company”) is a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

We were incorporated in Delaware in 1996 as MIM Corporation, with our primary business and operations consisting of pharmacy benefit management services at the time.

Strategic Assessment and Transactions

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and subsequent assessments, we have focused our growth on investments in the Infusion Services business, which remains the primary driver of our growth strategy. Subsequent transactions which executed the strategic plans were:

•
On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement by and among Walgreen Co. and certain subsidiaries with respect to the sale of certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores (the “Pharmacy Services Asset Sale”).

•
On July 31, 2012, we acquired 100% of the ownership interest in InfuScience, Inc. (“InfuScience”). InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

•
On February 1, 2013, we acquired 100% of the ownership interest in HomeChoice Partners, Inc. (“HomeChoice”). Prior to our acquisition, HomeChoice serviced approximately 15,000 patients annually and had 14 infusion pharmacy locations in Pennsylvania, Washington, D.C., Maryland, Virginia, North Carolina, South Carolina, Georgia, Missouri, and Alabama.

•
On August 23, 2013, we completed the acquisition of substantially all of the assets and assumption of certain liabilities that constituted the home infusion business of CarePoint Partners Holdings LLC (the “CarePoint Business”). CarePoint serviced approximately 20,500 patients annually and had 28 sites of service in nine states in the East Coast and Gulf Coast regions prior to our acquisition.

•	On March 31, 2014, we completed the sale of substantially all of our Home Health Services segment (the “Home Health Business”) to LHC Group, Inc.

•
On August 27, 2015, we completed the sale of substantially all of our pharmacy benefit management services segment (the “PBM Business”) pursuant to an Asset Purchase Agreement dated as of August 9, 2015 (the “PBM Asset Purchase Agreement”), by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (the “PBM Buyer”).

Financial Improvement Plan

On August 10, 2015, we announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, we consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. The Financial Improvement Plan was substantially completed by the end of 2015. Since inception, we have incurred approximately $14.3 million in total expenses for the Financial Improvement Plan, consisting of $7.8 million of employee severance and other benefit-related costs related to workforce reductions and $6.5 million of other consulting and professional fees in the year ended December 31, 2015.

Business Outlook

As a result of the strategic reassessment and subsequent realignment discussed above, we have focused on expanding revenue opportunities and reducing corporate overhead as well as redeploying our resources strategically. These actions have resulted in employee severance, retention bonus payments, write-downs of certain long-lived assets and accelerated recognition of expense associated with certain of our contractual obligations. The impact of these efforts included a reduction in salaries, benefits, rent and other facility costs. The redeployment of resources following the strategic transactions has better positioned us for growth in our strategic areas of operation; however, the impact of these actions on our future consolidated financial statements cannot be estimated.

Our Strengths

Our company has a number of competitive strengths, including:

We Have a Local Competitive Market Position within Our National Platform and Infrastructure

 As of December 31, 2015, we had a total of 70 service locations in 28 states. Our model combines local presence with comprehensive clinical programs for multiple therapies and specific delivery technologies (infusible and injectable). We also have the capabilities and payor relationships to dispense prescriptions to all 50 states. We have relationships with approximately 1,000 payors, including Managed Care Organizations (“MCOs”), government programs such as Medicare and Medicaid and other commercial insurers (“Third Party Payors”). We believe payors generally favor fully integrated vendors that can provide high-touch pharmacy solutions to their patients. We believe we are one of a limited number of pharmacy providers that can offer a truly national, integrated and comprehensive approach to managing a patient’s chronic or acute conditions.

Diversified and Favorable Payor Base

We provide prescription drugs, infusion and clinical management services for a broad range of commercial and governmental payors. Approximately 77% of our payor base is comprised of commercial payors that operate at a national, regional or local level.  One national commercial payor, UnitedHealthcare, accounted for 24% of consolidated revenue during the year ended December 31, 2015. No other commercial payor accounted for more than 5% of consolidated revenue during the year ended December 31, 2015. Government payors, including Medicare, state Medicaid and other government payors, accounted for 23% of consolidated revenue during the year ended December 31, 2015. For the year ended December 31, 2015, Medicare accounted for 10% of our consolidated revenue, and we have one state Medicaid program accounting for more than 5% of consolidated revenue.

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

Effective Care Management Clinical Programs that are Designed to Produce Positive Clinical Outcomes and Reduce Readmissions

Our diversified and comprehensive clinical programs, which span numerous therapeutic areas, are designed to improve patient outcomes. Our home infusion business provides traditional infusion therapies for acute conditions with accompanying clinical management and home care. Our infusion product offerings and services are also designed to treat patients with chronic infusion needs. Chronic conditions require the long-term treatment, ongoing caregiver and patient counseling and education regarding patient treatment, and ongoing monitoring and communication with physicians to encourage patients to follow therapies prescribed by their physicians.

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

Financial Information about Operating and Reporting Segments

Following the sale of the Home Health Business on March 31, 2014 and the sale of the PBM Business on August 27, 2015, Infusion Services is the only remaining operating segment. On an ongoing basis we will no longer report operating segments unless a change in the business creates the need to do so. See Note 12 of the Notes to the Consolidated Financial Statements.

Products and Services

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

We provide a wide array of home infusion products and services to meet the diverse needs of physicians, patients and payors. Diseases commonly requiring infusion therapy include infections that are unresponsive to oral antibiotics, cancer and cancer-related pain, dehydration and gastrointestinal diseases or disorders that prevent normal functioning of the gastrointestinal tract, which require IV fluids, parenteral or enteral nutrition. Other conditions treated with infusion therapies may include chronic diseases such as heart failure, Crohn’s disease, hemophilia, immune deficiencies, multiple sclerosis, rheumatoid arthritis, growth disorders and genetic enzyme deficiencies, such as Gaucher’s or Pompe’s disease. The therapies and products most commonly provided are listed below:

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

Antimicrobial Therapy (AT)
Provide intravenous antimicrobial medications used in the treatment of patients with various infectious processes such as: HIV/AIDS, wound infections, pneumonia, osteomyelitis, cystic fibrosis, Lyme disease and cellulitis.  AT may also be used in patients with disease processes or therapies that may lead to infections when oral antimicrobials are not effective.

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

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources. Our medications are compounded and dispensed under the supervision of a registered pharmacist in a state licensed pharmacy that is accredited by an independent accrediting organization. We only compound pursuant to a patient specific prescription and do so in compliance with USP 797 standards. A national accrediting organization surveys our pharmacies for compliance with the USP 797 standards for sterile drug compounding pharmacies and has confirmed that we are in compliance with those standards. Therapies are typically administered in the patient’s home by a registered nurse or trained caregiver. Depending on the preferences of the patient or the payor, these services may also be provided at one of our ambulatory infusion centers, a physician's office or another alternate site of administration.

We currently have relationships with a large number of MCOs and other Third Party Payors to provide home infusion services. These relationships are at a national, regional or local level. A key element of our business strategy is to leverage our relationships, geographic coverage, clinical expertise and reputation in order to gain contracts with payors. Our infusion service contracts typically provide for us to receive a fee for preparing and delivering medications and related equipment to patients in their homes. Pricing for pharmaceutical products is typically negotiated in advance on the basis of Average Wholesale Price (“AWP”) minus some percentage of contractual discount, or Average Sales Price (“ASP”) plus some percentage. In addition, we typically receive a per diem payment for the service and supplies component of care provided to patients in connection with infusion services and a visit rate for the associated skilled nursing provided.

Sales and Marketing

We have over 237 sales and marketing representatives and approximately 1,000 payor relationships including MCOs, Medicare Part D pharmacy networks, other government programs such as Medicare and Medicaid and other Third Party Payors. Our sales and marketing efforts are focused on payors, healthcare systems and physician prescribers and are driven by dedicated managed care and physician sales teams as well as home health care consultants. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources and by fulfilling the care and service expectations of our many customers. Contracts with Third Party Payors, including MCOs, are an integral component for sales success.

Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including without limitation “BioScrip”, “BioScrip Infusion Services”, “BioScrip Medical Supply Services”, “BioScrip Nursing Services”, “BioScrip Pharmacy Services”, “Applied Health Care”, “CarePoint Partners”, “Critical Homecare Solutions”, “HomeChoice Partners”, “InfuScience”, “InfusionCare”, “Infusion Partners”, “Infusion Solutions”, “New England Home Therapies”, “Option Health”, “Professional Home Care Services”, “Wilcox Home Infusion” and “Wilcox Medical”, each of which has either been registered at the state or federal level or is being used pursuant to common law rights. We are recognized in local markets by several of these trade names, but we do not consider the marks material to our business.

Competition

The home infusion services market is highly competitive and includes a limited number of national providers and numerous local and regional companies. Providers strive to differentiate their services based on their responsiveness to patient needs, quality of care, reputation with referral sources and cost of service. Our Centers of Excellence offer a high touch, high service approach to care on a local basis, which we believe differentiates our service.

Our competitors within the home infusion market include Option Care, Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a subsidiary of Express Scripts Holding Company), AxelaCare (a subsidiary of OptumRx, which is a unit of the UnitedHealthcare Group) and various regional and local providers of alternate site healthcare services such as hospitals and physician practices.

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

Approximately 23% of our revenue for the year ended December 31, 2015 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe we can service our current Medicaid patients through our existing infusion pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

The U.S. Department of Health and Human Services (“HHS”), Office of the Inspector General (“OIG”) and CMS continue to issue guidance with regard to the Medicare Part D program and compliance with related federal laws and regulations by Medicare Part D sponsors and their subcontractors. For example, on February 12, 2015, CMS finalized regulations that made a number of changes to Medicare Part D. The receipt of funds made available through this program may be subject to compliance with these new regulations, the established laws and regulations governing the federal government’s payment for healthcare goods and services, and provisions in contracts with the prescription drug plans. There are many uncertainties about the financial and regulatory risks of participating in the Medicare Part D program, and these risks could negatively impact our business in future periods.

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

The first round of competitive bidding occurred in nine metropolitan areas around the country, called Competitive Bidding Areas (“CBAs”) and was effective from January 1, 2011 through December 31, 2013. Round 1 did not have a material impact on our business. A Round 1 Recompete was also conducted in the same nine CBAs and included six product categories, including external infusion pumps. The prices for the Round 1 Recompete went into effect January 1, 2014 and will expire December 31, 2016. Bids were due on a Round 1 2017 in the fourth quarter of 2015. The Round 1 2017 is for the same geographic areas that were included in the first round of competitive bidding, although due to defining CBAs so that no CBA is included in more than one state, the number of CBAs expanded from nine to thirteen. The Round 1 2017 included seven product categories. All of the categories from the Round 1 Recompete were included except for external infusion pumps and supplies. Bids for the Round 1 2017 were due in the fourth quarter of 2015. CMS is expected to announce winners of the Round 1 2017 in the fall of 2016. Prices for the Round 1 2017 will go into effect January 1, 2017.

The second round of competitive bidding was conducted in 100 additional CBAs for eight product categories. New prices for the Round 2 CBAs went into effect July 1, 2013 and will expire June 30, 2016. CMS is expected to announce winners of the Round 2 Recompete in the first quarter of 2016. The Round 2 Recompete is for the same geographic areas that were included in the second round of competitive bidding, although due to the Office of Management and Budget’s updates there are 117 CBAs in the Round 2 Recompete. The Round 2 Recompete includes seven product categories. The prices for the Round 2 Recompete will go into effect July 1, 2016.

The Health Reform Law required that CMS institute competitive bidding or use competitive bidding prices in all areas of the country by January 1, 2016. Final regulations were published November 6, 2014, which defined the methodologies used to implement the use of information from the competitive bidding program to adjust the fee schedule amounts for DME in areas where competitive bidding programs are not implemented. The Medicare fee schedule reimbursement amounts for DMEPOS published November 23, 2015, for the first time, take into account competitive bidding information. Such adjusted fee schedule will be phased in over the first six months of 2016.

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

State Legislation and Other Matters Affecting Drug Prices

Many states have adopted legislation that limits the amount a pharmacy participating in the state Medicaid program is paid based on the pharmacy’s prices applicable to third party plans, or in some instances, self-pay patients (“most favored nation” legislation). Because of these limitations, we may not receive the full Medicaid fee schedule amounts in some instances. There is wide variation in drafting, interpretation and enforcement of states’ “most favored nation” legislation. Our management carefully considers these laws and believes that each of our respective companies is in material compliance with them, however, we cannot predict whether the regulators will disagree with our interpretation or change their interpretation of the laws or their enforcement priorities.

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

Laws enforced by the U.S. Drug Enforcement Administration (DEA) require each of our pharmacy locations to register with the DEA in order to handle and dispense controlled substances. A separate registration is required at each principal place of business where we dispense controlled substances. Federal and state laws also require us to follow specific labeling, reporting and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require such registration and follow procedures intended to comply with all applicable federal and state requirements regarding controlled substances. These laws can change from time to time. We continuously review these changes to laws and believe we are in material compliance with the applicable federal and state controlled substances laws. If any of our pharmacy locations is deemed to be out of compliance, it could have an adverse impact on our business.

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

Professional Licensure

Nurses, pharmacists and certain other professionals employed by us are required to be individually licensed and/or certified under applicable state law. We perform criminal and other background checks on employees to the extent allowed by state law and confirm that our employees possess all licenses and certifications required in order to provide healthcare-related services. We believe our employees comply with applicable licensure laws.

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

Governmental entities have investigated pharmacies and their dealings with pharmaceutical manufacturers concerning, among other things, retail distribution, sales and marketing practices and product conversion or product switching programs. Governmental entities have also investigated pharmacies with respect to their relationships with physicians and other referral sources. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time. In addition, we may be the target or subject of one or more such investigations or named parties in corresponding actions.

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

Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages. In recent years, federal and state governments have launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Under Section 1909 of the Social Security Act, which became effective January 1, 2007, if a state false claim act meets certain requirements as determined by the OIG in consultation with the U.S. Attorney General, the state is entitled to an increase of ten percentage points in the state medical assistance percentage with respect to any amounts recovered under a state action brought under such a law. Some of the larger states in terms of population that have had the OIG review such laws include: California, Connecticut, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, New Jersey, New York, North Carolina, Texas, and Virginia. We operate in all of these states and we submit claims for Medicaid reimbursement to the respective state Medicaid agencies. We expect the list of states that enact qualifying false claims acts to continue to grow. This legislation has led to increased auditing activities by state healthcare regulators. As a result, we have been the subject of an increased number of audits. Further, a number of states, including states in which we operate, have adopted their own false claims statutes as well as statutes that allow individuals to bring qui tam actions. We believe we have procedures in place to ensure the accuracy of our claims. While we believe we are in compliance with Medicaid and Medicare billing rules and requirements, there can be no assurance that regulators would agree with the methodology employed by us in billing for our products and services, and a material disagreement between us, on the one hand, and these governmental agencies, on the other hand, on the manner in which we provide products or services could have a material adverse effect on our business and Consolidated Financial Statements.

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

Confidentiality, Privacy and HIPAA

Many of our activities involve the receipt, use and/or disclosure of confidential medical, pharmacy or other health-related information concerning individual patients, including the disclosure of such confidential information to an individual's health plan.

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”), as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”), give people greater control over the privacy of their medical information. The federal privacy regulations (the “Privacy Regulations”) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). Among numerous other requirements, the Privacy Regulations, as amended by HITECH: (i) limit permissible uses and disclosures of PHI; (ii) limit most disclosures of PHI to the minimum necessary to accomplish the intended purpose; (iii) require patient authorization for uses and disclosures of PHI unless an exception applies; and (iv) guarantee patients the right to access their medical records and to receive an accounting of disclosures. The federal security regulations (the “Security Regulations”) set certain standards regarding the storage, utilization of, access to and transmission of electronic PHI. The federal breach notification regulations (the “Breach Notification Regulations”) require notification to individuals, the federal government and, in some cases, the media in the event of a breach of unsecured PHI.

These regulations apply to “covered entities,” which include most healthcare providers and health plans, and some of these regulations apply to “business associates,” which are persons or entities that perform or assist in performing services or activities for or on behalf of a covered entity, if the performance of those services or activities involves the creation, receipt, maintenance or transmission of PHI. HIPAA also requires that a covered entity and its business associates enter into written contracts whereby the business associate agrees to restrict its use and disclosure of PHI. We provide a varied line of services to patients and other entities. When we are acting as a pharmacy or health care provider, we function as a covered entity. There may also be situations when we act on behalf of another covered entity as a business associate.

The requirements imposed by HIPAA are extensive, and it has required substantial cost and effort to assess and implement measures to comply with those requirements. We have taken and intend to continue to take steps that we believe are reasonably necessary to ensure our policies and procedures are in compliance with the Privacy Regulations, the Security Regulations and the Breach Notification Regulations. The requirements imposed by HIPAA have increased our burden and costs of regulatory compliance (including our health improvement programs and other information-based products), altered our reporting and reduced the amount of information we can use or disclose if patients do not authorize such uses or disclosures.

In addition, most states have enacted privacy and security laws, including laws that protect particularly sensitive medical information (such as HIV status or mental health records) and breach notification laws that may impose an obligation to notify persons if their personal information has or may have been accessed by an unauthorized person. Some of these laws apply to our business and have increased and will continue to increase our burden and costs of privacy and security-related regulatory compliance.

Employees

As of December 31, 2015, we had 1,844 full-time, 54 part-time and 388 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

•	FDA and/or state regulation affecting the pharmacy industries;

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

In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by three months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. The automatic spending cuts did not and will not have an impact on Medicaid reimbursement. The reductions in Medicare reimbursement have not yet been significant but they could have an adverse impact on our results of operations.

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

Although we are contract suppliers under the Round 1 Recompete and Round 2 of competitive bidding and have entered into strategic relationships in the Competitive Bidding Areas (“CBAs”) in which we were not awarded contracts, the prices paid under the competitive bid contracts are below what Medicare had previously paid. Because of this, even in CBAs where we continue to provide competitively bid items to Medicare beneficiaries, we have seen and may continue to see decreased revenues. Continued expansion of the competitive bidding program could also have a negative impact on our revenue if we are not a successful bidder in many or all of the CBAs for the product categories included that we offer. Further, the recent establishment of new DMEPOS fee schedule pricing for areas where competitive bidding is not implemented, which is based on competitive bid prices, could have a further negative impact on our revenue.

Our inability to effectively and timely transition to the new ICD-10 coding system could disrupt our operations.

CMS mandated that all providers implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. This mandate substantially increased the number of medical billing codes by which providers seek reimbursement, and increased the complexity of submitting claims for reimbursement. Claims submitted after October 1, 2015 must use ICD-10 codes or they will not be paid. Transition to the new ICD-10 system required changes to our clinical software system as well as the training of staff involved in the coding and billing processes. While we have transitioned to and are currently using the ICD-10 system, it is possible that we could experience disruption or delays in payment due to implementation issues, including software errors, coding errors or a decrease in the productivity of our staff involved in the coding and billing processes. Any such delays in payment could disrupt our operations and materially and adversely affect our business.

Contract renewals, or lack thereof, with key revenue sources and key business relationships could result in less favorable pricing, loss of exclusivity and/or reduced distribution and access to customers, which could have an adverse effect on our business, financial condition and results of operations.

We are renegotiating, on a rolling basis, contracts and business relationships with key revenue sources, including Third Party Payors.  Our future growth and success depends on our ability to maintain these relationships and renew such contracts on acceptable terms. However, we may not be able to continue to maintain these relationships which grant us access to certain customers and distribution channels. Any break in these key business relationships could result in lost contracts and reduce our access to certain customers and distribution channels. Further, when these contracts near expiration, we may not be able to successfully renegotiate acceptable terms.  Any increase in pricing or loss of exclusivity could result in reduced margins. Accordingly, it is possible that our ongoing efforts to renew contracts and business relationships with such key revenue sources as Third Party Payors could result in less favorable pricing, loss of exclusivity or even reduced access to customers and distribution channels, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, even when such contracts are renewed, they may be renewed for only a short term or may be terminable on relatively short notice.

We and certain of our former directors and executive officers have been named as defendants in a consolidated class action lawsuit and a derivative complaint that could result in substantial costs and divert management’s attention, and we may be subject to similar lawsuits in the future.

We, and certain of our current and former directors and executive officers, were named as defendants in two purported class action lawsuits that generally allege that we and certain of our directors and officers violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the “Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act by making allegedly false and misleading statements and/or omissions pertaining to (i) the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by our legacy specialty pharmacy division that was divested in May 2012 (the “Legacy Division”) and (ii) our PBM Services segment. On December 19, 2013, the two class action lawsuits were consolidated into a single consolidated class action lawsuit and a lead plaintiff was appointed. The lead plaintiff filed a consolidated complaint on February 19, 2014. The consolidated complaint seeks damages and other relief. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the Southern District of New York (the “SDNY”) granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the denial of the motions to dismiss was filed on behalf of all the remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. On June 5, 2015, the SDNY denied the defendants’ motion to reconsider. On September 25, 2015, the parties entered mediation concerning all pending claims. In October 2015, the parties reached an agreement in principle to settle all claims in the action (the “Proposed Settlement”), the terms and conditions of which were filed with the SDNY on December 18, 2015. The Company has agreed to the Proposed Settlement without any admission of liability or wrongdoing and solely in order to avoid the costs, distraction, and uncertainty of litigation.

On February 11, 2016, the Court granted preliminary approval for the settlement, certified a class of plaintiffs for settlement only, approved the form of and mailing of notice to the stockholder class, and scheduled a final fairness hearing for June 13, 2016.

The Proposed Settlement remains subject to final court approval. Until final approval is obtained and until any other conditions precedent in the Proposed Settlement are completed or satisfied, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the Proposed Settlement.

In addition, certain of our current and former directors and executive officers have been named as defendants in a derivative complaint (the “Derivative Complaint”) that generally alleges that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Company is also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016.

The Company, the director defendants and the officer defendants deny any allegations of wrongdoing in this lawsuit. The Company and those persons believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the defense will be successful or that insurance will be available or adequate to fund any settlement, judgment or litigation costs associated with this action. Certain of the defendants have sought indemnification from the Company pursuant to certain indemnification agreements, for which there may be no insurance coverage. Additional similar lawsuits may be filed. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time.

Any conclusion of these matters in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that these matters are covered by applicable insurance and we intend to engage in a vigorous defense of the lawsuits, nevertheless, these matters could require payments (including payments with respect of legal expenses) that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.

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

We periodically respond to subpoenas and requests for information from governmental agencies. To our knowledge, we are not a target or a potential subject of a criminal investigation. But we cannot predict with certainty whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of any subpoenas. In addition to potential monetary liability arising from suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured. Such costs may increase and/or continue to be material to our performance in the future.

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

We may face liabilities relating to the Pharmacy Services Asset Sale and the sale of the Home Health Business and PBM Business.

We are still subject to potential liabilities relating to the Pharmacy Services Asset Sale and the sale of the Home Health Business and the PBM Business. Under the terms of the purchase agreement entered into in connection with the Pharmacy Services Asset Sale, the PBM Asset Purchase Agreement and the stock purchase agreement entered into in connection with the sale of our Home Health Business, we are obligated to indemnify the buyers against certain potential liabilities related to operations prior to each sale and for breaches of representations, warranties and covenants under each purchase agreement.

Our acquisition strategy exposes us to a variety of operational and financial risks.

A principal element of our historic business strategy has been to grow by acquiring other companies and assets in the home infusion and complementary businesses. Growth, especially rapid growth, through acquisitions exposes us to a variety of operational and financial risks. We summarize the most significant of these risks below.

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

We may not be able to combine successfully the operations of acquired companies with our operations, and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of acquisitions requires significant attention from management, may impose substantial demands on our operations or other projects and may impose challenges on the combined business including, but not limited to, consistencies in business standards, procedures, policies and business cultures. If we fail to complete ongoing integration efforts, we may never fully realize the potential benefits of the related acquisitions.

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

We intend to pursue opportunistic acquisitions, strategic investments in, or strategic relationships with businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully fully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.

We may not be able to identify strategic acquisition candidates or strategic investment or relationship opportunities.

We intend to continue to explore strategic alternatives for the Company including to identify new business acquisition opportunities. We may not be able to identify such new strategic alternatives or business acquisition opportunities to continue to execute our strategy.

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

The material weakness related to the contingent consideration calculations was remediated in the first quarter of 2014. In order to remediate the material weakness related to establishment of accounts receivable related reserves, we developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of December 31, 2015. As a result of these actions and the related controls and testing, management concluded that the material weakness over establishment of accounts receivable related reserves was remediated as of September 30, 2015. The Company successfully demonstrated the operation of this control and determined that the control was operating effectively as of December 31, 2015. In addition, action has been taken by management to further segregate access to data and information technology systems to address the material weakness in GITC. As a result of these management actions and the related controls validation testing, management concluded that the material weakness in GITC was remediated as of June 1, 2015. To address the material weakness in relation to significant and unusual transactions, management hired appropriately qualified personnel and utilized expertise of a third-party accounting firm on certain matters. As a result of these actions and the related controls and testing, management concluded that the material weakness over establishment of accounting for significant and unusual transactions was remediated as of June 1, 2015.

If additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders losing confidence in our financial reporting, which could negatively impact the market price of our common stock (“Common Stock”).

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

We purchase a majority of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, AmerisourceBergen Drug Corporation, or ABDC, pursuant to a prime vendor agreement. The term of this agreement extends until December 2019, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC’s supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. If that were to occur, we may not be able to find a replacement wholesaler on a timely basis. Further, such wholesaler may not be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our consolidated financial statements may be materially and adversely affected.

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

If these home infusion joint ventures continue to expand, then we could lose referrals and our consolidated financial statements could be adversely affected. Also, there are risks and costs associated with joint venture participation. We consider joint ventures with hospitals from time to time.

A shortage of qualified registered nursing staff, pharmacists and other professionals could adversely affect our ability to attract, train and retrain qualified personnel and could increase operating costs.

Our business relies significantly on its ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. From time to time and particularly in recent years, there have been shortages of nursing staff, pharmacists and other professionals in certain local and regional markets.  As a result, we are often required to compete for personnel with other healthcare systems and our competitors. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits. We may not be successful in any of these areas.

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

Introduction of new drugs or accelerated adoption of existing lower margin drugs could cause us to experience lower revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by third party payors.

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

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal tax purposes is subject to limitation and risk that could further limit our ability to utilize our net operating losses.

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

The issuance of shares of our Series A Preferred Stock reduced the percentage interests of our other stockholders, and any future exercise of the Class A and Class B Warrants will further reduce the percentage interests of our other stockholders.

On March 9, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “Class A Warrants”), and (c) 1,800,000 Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. We also conducted a Rights Offering (as described below) pursuant to which we sold an additional 10,822 shares of Series A Preferred Stock along with Class A and Class B Warrants.

As of the date of this Annual Report, if all holders of the Series A Preferred Stock converted their shares in full, and exercised the Class A and Class B Warrants in full, their aggregate beneficial ownership would be approximately 19% of our outstanding Common Stock. The issuance of the Series A Preferred Stock to the PIPE Investors reduced the relative voting power and percentage ownership interests of our other current stockholders. The future exercise of the Class A and Class B Warrants by the holders of those securities will cause a further reduction in the relative voting power and percentage ownership interests of our other stockholders.

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

Further, so long as shares of the Series A Preferred Stock represent at least 5% of our outstanding voting stock (on an as converted into Common Stock basis), the holders of our Series A Preferred Stock are entitled to designate one member of the Board by a majority of the voting power of the outstanding shares of Series A Preferred Stock. Following our issuance of 10,822 shares of our Series A Preferred Stock pursuant to the Rights Offering (as described below), the PIPE Investors are currently the beneficial owners of 625,000 of the 635,822 issued and outstanding shares of our Series A Preferred Stock.

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

As previously disclosed, in connection with the preparation of our financial statements for the second quarter of 2015, we determined it was necessary to record a $238.0 million non-cash preliminary estimated impairment charge related to goodwill associated with our Infusion Services business. The preliminary estimated impairment took into consideration our updated business outlook for the remainder of fiscal year 2015, pursuant to which we updated our future cash flow assumptions and calculated updated estimates of fair value. In determining the preliminary estimated impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. During the third quarter of 2015,we finalized our impairment assessment and took an additional $13.9 million for a total impairment charge of $251.9 million. During the fourth quarter of 2015, we evaluated goodwill for possible impairment and concluded that no further impairment charge was needed (see Note 7 - Goodwill and Intangible Assets).

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an additional impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we continue to work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Risks Related to Our Indebtedness

We have incurred substantial indebtedness, which imposes operating and financial restrictions on us that, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and may increase the risk of default under our debt obligations.

We have entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”). The Delayed Draw Term Loan Facility was fully funded in connection with the closing of our acquisition of the CarePoint Business, and the proceeds were used to fund a portion of the purchase price for such acquisition. The proceeds of all other loans advanced under the Senior Credit Facilities have been or will be used to fund working capital and other general corporate purposes of BioScrip and its subsidiaries, including acquisitions, investments and capital expenditures. Our indebtedness includes many covenants and restrictions that may significantly limit the types of strategic relationships and our ability to execute our business strategy.

In addition, we have issued $200.0 million in aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The 2021 Notes are our senior unsecured obligations and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, we used approximately $194.5 million of the net proceeds of the 2021 Notes offering to repay $59.3 million of our Revolving Credit Facility and $135.2 million related to the Term Loans Facilities. Interest is payable semi-annually on February 1 and August 1. At our option, we may redeem some or all of the 2021 Notes prior to maturity.

The operating and financial restrictions and covenants of our debt instruments, including the Senior Credit Facilities and the indenture governing the 2021 Notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The terms of the Senior Credit Facilities require us to comply with certain financial covenants, including a maximum first lien net leverage ratio as provided under the Fourth Amendment dated as of August 6, 2015. In addition, subject to a number of important exceptions, the Senior Credit Facilities contain certain covenants and restrictions impacting our ability to, among other things:

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

The indenture governing the 2021 Notes contains similar restrictions. Our ability to comply with these covenants, including the financial covenants, may be affected by events beyond our control. Therefore, in order to engage in some corporate actions, we may need to seek permission from our lenders or the note holders, whose interests may be different from ours. We cannot guarantee that we will be able to obtain consent from these parties when needed. If we do not comply with the restrictions and covenants in our Senior Credit Facilities, we may not be able to finance our future operations, make acquisitions or pursue business opportunities. The restrictions contained in our Senior Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Additionally, we cannot assure you that we will be able to satisfy the maximum first lien net leverage ratio or that the lenders under the Senior Credit Facilities will waive any failure to meet that test.

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

Although we entered into a First Amendment through Fifth Amendment with respect to the Senior Credit Facilities, there can be no assurance that we will be granted future waivers or amendments to the restrictions in the Senior Credit Facilities if for any reason we are unable to comply with such restrictions or that we will be able to refinance our debt on terms acceptable to us, or at all.

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

In addition, the degree to which we are leveraged could:

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

If we are unable to improve our cash flow from operations and reduce our borrowing needs, the Revolving Credit Facility financial covenant that limits advances under the Revolving Credit Facility will become applicable to us. This covenant becomes applicable when Revolving Credit Facility usage exceeds certain thresholds. In that event, we would be required to seek modification of this financial covenant to better align with our expectations for our business. There can be no assurance that the lenders under the Revolving Credit Facility will grant our request for such modification, nor is there any assurance that the terms and conditions of such modification, if granted by the lenders, would be acceptable to us. If this covenant becomes applicable and we do not obtain the required modification of the covenant, we will not be in compliance with this covenant.

Despite our substantial indebtedness, we may still need to incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may need to incur substantial additional indebtedness, including additional secured indebtedness, in the future, in connection with future acquisitions, strategic investments and strategic relationships. Although the Senior Credit Facilities and the indenture governing the 2021 Notes contain covenants and restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. The Senior Credit Facilities permit, among other things, credit borrowings of up to $475.0 million. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In connection with the Financial Improvement Plan, we consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2024, in addition to a number of non-material month-to-month leases. Our properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2015 our property locations, all in support of our Infusion Services business, were as follows:

Birmingham, AL	Lexington, KY	Durham, NC	Mount Pleasant, SC
Burbank, CA	Alexandria, LA	Fayetteville, NC	Jackson, TN
Irvine, CA	Baton Rouge, LA	Omaha, NE	Knoxville, TN
Ontario, CA	Covington, LA	Bedford, NH	Memphis, TN
Cromwell, CT (two locations)	Hammond, LA	Morris Plains, NJ	Nashville, TN
Norwalk, CT	Houma, LA	Elmsford, NY	Austin, TX
Vernon, CT	Lafayette, LA	Lake Success, NY	Houston, TX
Coral Springs, FL	Lake Charles, LA	Forest Hills, NY	Richardson, TX
Jacksonville, FL	Metairie, LA	Canfield, OH	Annandale, VA
Melbourne, FL	Monroe, LA	Cincinnati, OH	Ashland, VA
Tampa, FL	Shreveport, LA	Columbus, OH	Chantilly, VA
Albany, GA	Southborough, MA	Sylvania, OH	Fredericksburg, VA
Augusta, GA	Columbia, MD	Dunmore, PA	Norfolk, VA
Brunswick, GA	Auburn, ME	Sharpsburg, PA	Roanoke, VA
Norcross, GA	Eagan, MN	West Chester, PA	Rutland, VT
Savannah, GA	Chesterfield, MO	Pawtucket, RI	Charleston, WV
Elmhurst, IL	Pearl, MS	Duncan, SC	Fairmont, WV
Silvis, IL

Item 3.	Legal Proceedings

The information set forth under Note 11, “Commitments and Contingences,” in the Notes to the Consolidated Financial Statements under the caption “Legal Proceedings” included in Part II, Item 8 of this Annual Report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Item not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, par value $0.0001 per share, is traded on the NASDAQ Global Market under the symbol “BIOS.” The following table represents the range of high and low per share sale prices for our Common Stock for the indicated periods.

		High	Low
2015	First Quarter	$6.80	$3.45
	Second Quarter	$5.40	$3.43
	Third Quarter	$3.57	$1.35
	Fourth Quarter	$2.86	$1.53

2014	First Quarter	$9.05	$6.63
	Second Quarter	$8.45	$5.93
	Third Quarter	$8.75	$6.75
	Fourth Quarter	$7.01	$5.44

As of February 29, 2016, there were 193 stockholders of record of our Common Stock. On February 29, 2016, the closing sale price of our Common Stock on the NASDAQ Global Market was $2.16 per share.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders and is hereby incorporated by reference.

The graph below compares our total cumulative return to holders of our Common Stock with the total cumulative returns of the NASDAQ Composite Index and the NASDAQ Health Services Index for the five-year period from December 31, 2010 through December 31, 2015. The graph shows the performance of a $100 investment in our Common Stock and in each index as of December 31, 2010.
* $100 invested on December 31, 2010 in stock or index including reinvestment of dividends.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include InfuScience beginning August 2012, HomeChoice beginning February 2013 and CarePoint Business beginning August 2013. Divestitures during this period include the Pharmacy Services Asset Sale in February 2012, the sale of the Home Health Business in March 2014, and the sale of the PBM Business in August 2015. All historical amounts have been restated to reclassify amounts directly associated with these divested operations as discontinued operations. The amounts below are not necessarily indicative of what the actual results would have been if the Pharmacy Services Asset Sale and the sale of the Home Health Business and the PBM Business were divested at the beginning of the period.

	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(in thousands)
Working capital (1)	$30,922	$25,388	$44,418	$110,444	$18,442
Total assets (2)	546,505	802,419	846,660	543,900	516,914
Total debt	433,984	423,803	435,579	226,379	293,459
Stockholders’ equity (deficit)	(80,878)	216,805	354,583	293,409	215,279
Total assets of discontinued operations	—	22,294	90,197	98,476	160,189

	Year Ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Net revenue	$982,223	$922,654	$696,473	$478,175	$370,524
Gross profit	260,915	250,753	206,650	138,416	122,351
Other operating expenses	165,998	166,552	127,200	91,263	63,858
Bad debt expense	41,042	79,547	19,516	13,152	10,384
General and administrative expenses	42,524	49,314	47,897	30,454	39,270
Impairment of goodwill	251,850	—	—	—	—
Restructuring, integration, and other expenses, net (3)	24,405	30,206	18,062	9,190	7,904
Depreciation and amortization expense	22,743	22,943	20,226	12,627	14,465
Income (loss) from operations	(287,647)	(97,809)	(26,251)	(18,270)	(13,530)
Interest expense, net (4)	37,313	40,918	44,130	26,095	25,535
Loss from continuing operations, before income taxes	(324,960)	(138,727)	(70,381)	(44,365)	(39,065)
Income tax expense (benefit)	(21,532)	11,193	1,260	(17,044)	(14,980)
Loss from continuing operations, net of income taxes	(303,428)	(149,920)	(71,641)	(27,321)	(24,085)
Income (loss) from discontinued operations, net of income taxes	3,721	2,452	1,987	92,028	31,957
Net income (loss)	$(299,707)	$(147,468)	$(69,654)	$64,707	$7,872
Accrued dividends on preferred stock	(6,120)	—	—	—	—
Deemed dividends on preferred stock	(3,690)	—	—	—	—
Net income/(loss) attributable to common stockholders	$(309,517)	$(147,468)	$(69,654)	$64,707	$7,872

Income (loss) per common share:
Loss from continuing operations, basic and diluted	$(4.56)	$(2.19)	$(1.11)	$(0.49)	$(0.44)
Income (loss) from discontinued operations, basic and diluted	0.05	0.04	0.03	1.64	0.58
Net income (loss), basic and diluted (5)	$(4.51)	$(2.15)	$(1.08)	$1.15	$0.14

Weighted average common shares outstanding, basic and diluted	68,710	68,476	64,560	56,239	54,505

(1)	Working capital calculation excludes current assets of discontinued operations and current liabilities of discontinued operations as of December 31, 2015, 2014, 2013, 2012 and 2011.

(2)	Total assets exclude total assets of discontinued operations as of December 31, 2015, 2014, 2013, 2012 and 2011.

(3)
Restructuring, integration and other expenses include non-operating costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

(4)	Net interest expense includes interest income, interest expense, amortization of deferred financing cost, and loss on extinguishment of debt.

(5)	Net income (loss) per diluted share excludes the effect of all common stock equivalents for all years as their inclusion would be anti-dilutive to loss per share from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of December 31, 2015, we had a total of 70 service locations in 28 states.

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

Segments

Following the sale of our PBM Business on August 27, 2015 (as further discussed below), Infusion Services is the only remaining operating segment. On an ongoing basis we will no longer report operating segments unless a change in the business necessitates the need to do so.

Strategic Assessment and Transactions

In 2010, we commenced a strategic assessment of our business and operations. The assessment examined our market strengths and opportunities and compared our position to that of our competitors. As a result of this assessment and subsequent assessments, we have focused our growth on investments in the Infusion Services business, which remains the primary driver of our growth strategy. Subsequent transactions which executed the strategic plans were:

•
On February 1, 2012, we entered into a Community Pharmacy and Mail Business Purchase Agreement by and among Walgreen Co. and certain subsidiaries with respect to the sale of certain assets, rights and properties relating to our traditional and specialty pharmacy mail operations and community retail pharmacy stores (the “Pharmacy Services Asset Sale”).

•
On July 31, 2012, we acquired 100% of the ownership interest in InfuScience, Inc. (“InfuScience”). InfuScience historically acquired, developed and operated businesses providing alternate site infusion pharmacy services through five infusion centers located in Eagan, Minnesota; Omaha, Nebraska; Chantilly, Virginia; Charleston, South Carolina; and Savannah, Georgia.

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

•	On March 31, 2014, we completed the sale of substantially all of our Home Health Services segment (the “Home Health Business”) to LHC Group, Inc.

•
On August 27, 2015, we completed the sale of substantially all of our pharmacy benefit management services segment (the “PBM Business”) pursuant to an Asset Purchase Agreement dated as of August 9, 2015 (the “PBM Asset Purchase Agreement”), by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (the “PBM Buyer”). Under the PBM Asset Purchase Agreement, the PBM Buyer agreed to acquire substantially all of the assets used solely in connection with the PBM Business and to assume certain PBM Business liabilities (the “PBM Sale”). On the closing date, pursuant to the terms of the PBM Asset Purchase Agreement, we received total cash consideration of approximately $24.6 million, including an adjustment for estimated closing date net working capital. On October 20, 2015, we finalized working capital adjustment negotiations in relation to the PBM Sale whereby we agreed to repay approximately $1.0 million to the PBM Buyer. We used the net proceeds from the PBM Sale to pay down a portion of our outstanding debt.

Financial Improvement Plan

On August 10, 2015, we announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, we consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. The Financial Improvement Plan was substantially completed by the end of 2015. Since inception, we have incurred approximately $14.3 million in total expenses for the Financial Improvement Plan, consisting of $7.8 million of employee severance and other benefit-related costs related to workforce reductions and $6.5 million of other consulting and professional fees included in restructuring, integration, and other expenses, net on the Consolidated Statement of Operations in the year ended December 31, 2015.

Regulatory Matters Update

Approximately 23% of revenue for the year ended December 31, 2015 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

We have one state Medicaid program that represents approximately 5% of our consolidated revenue for the year ended December 31, 2015 and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements.  We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.

States are also in the process of determining whether to expand their Medicaid programs as permitted by the Patient Protection and Affordable Care Act, or PPACA. We cannot predict the impact of these decisions.

Medicare

Federal efforts to reduce Medicare spending have continued in 2015. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by three months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013.  The reductions in Medicare reimbursement during the years ended December 31, 2015 and 2014 have not been significant but the impact on future results of operations cannot yet be predicted.

Approximately 10% of revenue for the years ended December 31, 2015 and 2014 was derived from Medicare.

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The following discussion highlights what we believe to be the critical accounting estimates and judgments made in the preparation of our Consolidated Financial Statements.

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

Revenue Recognition

We generate revenue principally through the provision of home infusion services to provide clinical management services and the delivery of cost effective prescription medications.

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

The following table shows the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$19,944	$11,369	$31,313	$25,812	$13,036	$38,848
Commercial	103,357	22,345	125,702	108,439	35,313	143,752
Patient	5,014	6,025	11,039	4,899	10,562	15,461
Gross accounts receivable	$128,315	$39,739	168,054	$139,150	$58,911	198,061
Allowance for doubtful accounts			(59,689)			(66,405)
Net accounts receivable			$108,365			$131,656

At December 31, 2015, our allowance for doubtful accounts, as a percentage of total accounts receivable, was 35.5% or $59.7 million, as compared to 33.5% or $66.4 million at December 31, 2014.

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

Contingent Consideration

Liabilities that may be owed to sellers after the closing of an acquisition transaction are recorded at fair value as of the opening balance sheet established for the acquired target. These contingent consideration provisions are frequently referred to as earnouts and are the subject of negotiation between the seller and the buyer at the time of sale. An earnout provision can compensate the seller with the value they believe the asset will deliver while also providing downside risk protection to the buyer should projections not materialize. As a result, the terms of potential earnouts vary with each transaction. Fair value is assigned using multiple payout scenarios which each have a probability assigned based on factors including actual performance, evidence of business plans that have been implemented, and current market conditions that influence the ability to achieve the earnout. The probable payout amount is discounted to the current balance sheet date using the current weighted average cost of capital. Each quarter, the fair value of the contingent consideration is updated to reflect relevant factors such as post-closing operating results and future forecasts for the acquired business or entity. The fair value of contingent consideration may be included in current liabilities or other non-current liabilities depending on the payment date specified in the purchase agreement.

Income Taxes

In November 2015, the FASB issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. We elected to early adopt this guidance on a prospective basis during the annual reporting period ended on December 31, 2015. There was no financial statement impact as a result of our early adoption of this guidance.

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

As of December 31, 2015, we have a full valuation allowance of $164.4 million recorded against our deferred tax assets. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. As of December 31, 2015, we have deferred tax liabilities of $0.2 million relating to indefinite-lived goodwill and intangibles. These deferred tax liabilities cannot be used as a future source of taxable income because of the indefinite nature of the assets and therefore cannot be used to offset the deferred tax assets that require a valuation allowance. The deferred tax liability for these indefinite-lived goodwill and intangibles will continue to increase as we continue to amortize the tax deductible amounts of these assets. The tax amortization related to these assets will increase the deferred tax liability as well as create tax expense in future years until the full valuation allowance is reversed or the asset is fully amortized for tax purposes.

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

Management may choose to undertake a qualitative assessment (step zero approach) in order to assess whether a quantitative analysis is required. In determining whether management will utilize the qualitative assessment in any one year, management will consider overall economic factors as well as the passage of time between the last quantitative assessment. In the event management determines that a quantitative assessment is required, this quantitative impairment testing is based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step quantitative analysis indicates that the fair value of the reporting unit is less than its carrying amount, the second step quantitative analysis must be performed which determines the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of a reporting unit to its carrying value.

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

Accounting for Stock-Based Compensation

Compensation cost for all share-based payments are based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation.  The fair value of each option award is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk free interest rate. The input factors used in the valuation model are based on subjective historical data and future expectations combined with management judgment. The fair value of the award is amortized to expense on a straight line basis over the requisite service period.  We expense restricted stock awards based on vesting requirements, including time elapsed, market conditions, and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. A forfeiture rate assumption is applied in determining the fair value of our stock-based compensation related to both stock options and restricted stock awards based on future expectations and may be revised as significant differences become known. We expense stock appreciation right (“SAR”) awards based on vesting requirements.  In addition, because they are settled with cash, the fair value of the SAR awards are subject to remeasurement at each reporting period.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Results of Operations

The following discussion is based on our Consolidated Financial Statements. It compares our annual results of operations with the prior year results of operations. As a result of the sale of the PBM Business on August 27, 2015 and the Home Health Business on March 31, 2014, all prior period financial statements have been reclassified to include the PBM Business and the Home Health Business as discontinued operations. During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the Consolidated Financial Statements.

Year ended December 31, 2015 compared to year ended December 31, 2014

	Year Ended December 31, (in thousands)
	2015		2014		Change
Revenue	$982,223		$922,654		$59,569
Gross profit	260,915	27%	250,753	27%	10,162
Loss from operations	(287,647)	(29)%	(97,809)	(11)%	(189,838)
Interest expense, net	37,313	4%	40,918	4%	(3,605)
Loss from continuing operations, before income taxes	(324,960)	(33)%	(138,727)	(15)%	(186,233)
Loss from continuing operations, net of income taxes	(303,428)	(31)%	(149,920)	(16)%	(153,508)
Loss from discontinued operations, net of income taxes	3,721	—%	2,452	—%	1,269
Net loss	$(299,707)	(31)%	$(147,468)	(16)%	$(152,239)

Revenue. Revenue for the year ended December 31, 2015 increased approximately $59.6 million, or 6%, to $982.2 million, compared to revenue of $922.7 million for the year ended December 31, 2014. The increase in revenue in 2015 as compared to 2014 is substantially as a result of increase in patient service volume primarily in our core nutrition therapies, chronic infused therapies and our Hepatitis C business. Revenue for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Revenue
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$982,223	100%	$922,654	100%	$59,569	6%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Gross Profit
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$260,915	27%	$250,753	27%	$10,162	4%

The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit in dollars in 2015 as compared to 2014 is due to the organic growth of our Infusion Services business. Gross profit as a percentage of revenue is relatively consistent during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Other Operating Expenses
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$165,998	17%	$166,552	18%	$(554)	—%

Other operating expenses in 2015 slightly decreased compared to 2014 due to decreased wage, benefit, and other field office costs.

Bad Debt Expenses. Bad debt expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Bad Debt Expense
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$41,042	4%	$79,547	9%	$(38,505)	(48)%

The decrease in bad debt expense in 2015 as compared to 2014 is the result of improved billing and collection efforts resulting in more timely cash receipts from our payors. In addition, in 2014, there was approximately $55.4 million of incremental bad debt reserves recorded due to a disruption that occurred related to acquisition integration. At December 31, 2015, for the majority of our locations and their associated billed revenues, collections have returned to historical Infusion Services business levels experienced prior to the disruption related to acquisition integration. As a result, the bad debt reserve has correspondingly decreased.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. Expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

General and Administrative Expenses
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$42,524	4%	$49,314	5%	$(6,790)	(14)%

The decrease in general and administrative expenses resulted from the reduction in the use and cost of various professional services combined with reductions in the number of corporate personnel and their associated wage and benefits costs.

Goodwill Impairment. Our goodwill impairment for the years ended December 31, 2015 and 2014 was as follows (dollars in thousands):

Goodwill Impairment
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$251,850	26%	$—	—%	$251,850	100%

During the year ended December 31, 2015, we performed an impairment assessment of goodwill due to the significant drop in market capitalization during 2015. Our market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in 2015 from fiscal year end 2014, resulting in a market value significantly lower than the fair value of the business segments. We recorded goodwill impairment charge of $251.9 million for the year ended December 31, 2015 related to our Infusion Services business. We did not record any impairment charge in 2014.

Restructuring, Integration, and Other Expenses, net. Our restructuring, integration, and other expenses, net for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Restructuring, Integration, and Other Expenses, net
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$24,405	2%	$30,206	3%	$(5,801)	(19)%

The restructuring, integration, and other expenses, net decreased by $5.8 million during the year ended December 31, 2015 as a result of nearing completion of our strategic assessment and associated restructuring plans. The restructuring, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the years ended December 31, 2015 and 2014, we recorded depreciation expenses of $17.6 million and $16.4 million, respectively; and amortization expense of intangibles of $5.1 million and $6.6 million, respectively. Expenses for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Depreciation and Amortization Expenses
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$22,743	2%	$22,943	2%	(200)	(1)%

Interest Expense, Net. Interest expense, net consists primarily of interest income, interest expense, amortization of deferred financing costs, and other insignificant non-operating expense items related to loss on extinguishment of debt. During the years ended December 31, 2015 and 2014, we recorded net interest expenses of $37.3 million and $38.5 million, respectively, including $2.9 million and $3.7 million of amortization of deferred financing costs, respectively. We also incurred a loss on extinguishment of debt of $0.0 million and $2.4 million during the years ended December 31, 2015 and 2014. Our interest expenses, net for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Interest Expenses, Net
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$37,313	4%	$40,918	4%	(3,605)	(9)%

The decrease in interest expense in 2015 as compared to 2014 principally results from the $2.4 million loss recorded on the partial extinguishment of the Senior Credit Facilities during 2014 which then did not repeat in 2015. The remaining decrease in interest expense resulted primarily from a decrease of $0.8 million in amortization of deferred financing costs in 2015 as compared to 2014.

Income Tax Expense (Benefit). Our income tax provision for the years ended December 31, 2015 and 2014 were as follows (dollars in thousands):

Income Tax Expense/Benefits
2015	Percentage of Revenues	2014	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$(21,532)	(2)%	$11,193	1%	(32,725)	(292)%

The 2015 income tax benefit includes a federal tax benefit of $113.7 million and a state tax benefit of $8.4 million at statutory tax rates offset by a $57.0 million adjustment related to deferred tax asset valuation allowances and a $43.4 million adjustment related to nondeductible goodwill impairment.  The income tax expense of $11.2 million in 2014 includes a federal tax benefit of $48.6 million, state tax benefit of $4.0 million at statutory rates offset by a $63.6 million adjustment to deferred tax asset valuation allowances.

Year ended December 31, 2014 compared to year ended December 31, 2013

	Year Ended December 31, (in thousands)
	2014		2013		Change
Revenue	$922,654		$696,473		$226,181
Gross profit	250,753	27%	206,650	30%	44,103
Loss from operations	(97,809)	(11)%	(26,251)	(4)%	(71,558)
Interest expense, net	40,918	4%	44,130	6%	(3,212)
Loss from continuing operations, before income taxes	(138,727)	(15)%	(70,381)	(10)%	(68,346)
Loss from continuing operations, net of income taxes	(149,920)	(16)%	(71,641)	(10)%	(78,279)
Income (loss) from discontinued operations, net of income taxes	2,452	—%	1,987	—%	465
Net income (loss)	$(147,468)	(16)%	$(69,654)	(10)%	$(77,814)

Revenue. Revenue for the year ended December 31, 2014 increased approximately $226.2 million, or 32%, to approximately $922.7 million, compared to revenue of $696.5 million for the year ended December 31, 2013. The increase in revenue in 2014 as compared to 2013 is substantially a result of organic growth and due to a full year of revenue related to the operations of HomeChoice and the CarePoint Business that were acquired during 2013. Revenue for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Revenue
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$922,654	100%	$696,473	100%	$226,181	32%

Gross Profit. Gross profit consists of revenues less cost of revenue (excluding depreciation expense). Our gross profit for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Gross Profit
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$250,753	27%	$206,650	30%	$44,103	21%

The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit in dollars in 2014 as compared to 2013 was due to organic growth in the Infusion Services business and the inclusion of a full year of operations of HomeChoice and the CarePoint Business that were acquired in 2013. Gross profit as a percentage of revenue declined to 27% during the year ended December 31, 2014 as compared to 30% in the year ended December 31, 2013. The decline in gross profit as a percentage of revenue is due to the growth in revenue in the lower margin Infusion Services business, particularly revenue related to chronic therapies which is lower margin relative to the rest of Infusion Services therapies.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Expenses for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Other Operating Expenses
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$166,552	18%	$127,200	18%	$39,352	31%

The increase in other operating expenses in 2014 as compared to 2013 is due mainly to the inclusion of a full year of operating expense in 2014 of HomeChoice and the CarePoint Business that were acquired in 2013, and also due to higher expenses required to drive and manage organic growth.

Bad Debt Expenses. Bad debt expenses for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Bad Debt Expenses
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$79,547	9%	$19,516	3%	$60,031	308%

The increase in bad debt expense in 2014 as compared to 2013 is the result of approximately $55.4 million of incremental bad debt reserves that we recorded due to a disruption that occurred related to acquisition integration in 2014.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. Expenses for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

General and Administrative Expenses
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$49,314	5%	$47,897	7%	$1,417	3%

The increase in general and administrative expenses in 2014 as compared to 2013 is primarily due to an increase of wages and benefits and an increase of professional service fees during 2014.

Restructuring, Integration, and Other Expenses, net. Our restructuring, integration, and other expenses, net for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Restructuring, Integration, and Other Expenses, net
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$30,206	3%	$18,062	3%	$12,144	67%

The restructuring, integration, and other expenses increased by $12.1 million during the year ended December 31, 2014 as a result of the execution of our strategic assessment and related restructuring plans, consisting primarily of employee severance and other benefit-related costs, third-party consulting costs, facility-related costs and certain other costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the years ended December 31, 2014 and 2013, we recorded depreciation expenses of $16.4 million and $13.4 million, respectively, and amortization expense of intangibles of $6.6 million and $6.7 million, respectively. Expenses for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Depreciation and Amortization Expenses
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$22,943	2%	$20,226	3%	$2,717	13%

The increase in depreciation and amortization expenses was primarily due to $3.0 million increase in depreciation expense in 2014 as compared to 2013 as a result of higher depreciation expense on property and equipment related to medical equipment.

Interest Expense, Net. Interest expense, net consists primarily of interest income, interest expense, amortization of deferred financing costs, and other non-operating expense items related to loss on extinguishment of debt. During the years ended December 31, 2014 and 2013, we recorded net interest expenses of $38.5 million and $28.2 million, respectively, including $3.7 million and $2.3 million of amortization of deferred financing costs, respectively. We also incurred a loss on extinguishment of debt of $2.4 million and $15.9 million during the years ended December 31, 2014 and 2013, respectively. Our interest expense, net for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Interest Expenses, Net
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$40,918	4%	$44,130	6%	$(3,212)	(7)%

The decrease in interest expense, net in 2014 as compared to 2013 was primarily due to the decrease of loss on extinguishment of debt of approximately $13.5 million during 2014. The decrease of loss on extinguishment was partially offset by the increase in interest expense of $10.3 million as the result of higher debt levels during 2014 as compared to 2013.

Income Tax Expense (Benefit). Our income tax provision for the years ended December 31, 2014 and 2013 were as follows (dollars in thousands):

Income Tax Expense (Benefits)
2014	Percentage of Revenues	2013	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$11,193	1%	$1,260	—%	$9,933	788%

The 2014 income tax expense includes a federal tax benefit of $48.6 million and a state tax benefit of $4.0 million at statutory tax rates offset by a $63.6 million adjustment related to deferred tax asset valuation allowances. The 2013 income tax expense includes a federal tax benefit of $24.6 million, state tax benefit of $3.2 million at statutory rates and other items of $0.7 million offset by a $29.8 million adjustment to deferred tax asset valuation allowances.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax expense (benefit), depreciation and amortization, impairments, and stock-based compensation expense. Adjusted EBITDA also excludes restructuring, integration and other expenses including non-operating costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Consolidated Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan.

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

	Year Ended December 31,
	2015	2014	2013
Results of Operations:	(in thousands)

Infusion services Adjusted EBITDA	53,875	4,654	59,934
Corporate overhead Adjusted EBITDA	(38,011)	(40,744)	(38,447)

Consolidated Adjusted EBITDA	15,864	(36,090)	21,487

Interest expense, net	(37,313)	(40,918)	(44,130)
Income tax benefit (expense)	21,532	(11,193)	(1,260)
Depreciation and amortization expense	(22,743)	(22,943)	(20,226)
Impairment of goodwill	(251,850)	—	—
Stock-based compensation expense	(4,513)	(8,570)	(9,450)
Restructuring, integration, and other expenses, net	(24,405)	(30,206)	(18,062)
Loss from continuing operations, net of taxes	$(303,428)	$(149,920)	$(71,641)

Infusion Services Adjusted EBITDA increased during the year ended December 31, 2015 mainly as a result of $60.4 million of incremental adjustments to the allowance for bad debts and contractual adjustment reserves in 2014.

Liquidity and Capital Resources

Sources and Uses of Funds

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used by operating activities from continuing operations totaled $62.3 million during the year ended December 31, 2015 compared to net cash used of $40.0 million during the year ended December 31, 2014. Our operating cash flows resulting from the net loss, after adjusting for non-cash expenses, were $222.4 million higher in 2015 than the prior year, largely as a result of the $251.9 million impairment charge during the year. Significant changes in operating assets and liabilities used $91.2 million more cash in the year ended December 31, 2015 as compared to 2014. This consisted primarily of a year over year decrease in accounts receivable of $11.2 million, primarily as a result of decreases in our bad debt reserves, offset by a year over year decrease in accounts payable of $51.2 million, year over year decrease in accrued interest expenses of $4.6 million, year over year decrease in other accrued expenses and payables of $14.0 million and a year over year decrease in inventory of $5.3 million. Net cash used by operating activities during 2014 results from the loss from continuing operations net of income taxes of $149.9 million and increases in accounts receivable of $27.7 million partially offset by increases in accounts payable of $27.1 million.

Net cash used in investing activities from continuing operations during the year ended December 31, 2015 was $11.5 million compared to $13.4 million of cash used during the same period in 2014. Capital expenditures were $11.5 million and $13.8 million for the years ended December 31, 2015 and 2014, respectively. Net proceeds from the sale of the PBM Business of $24.6 million are included in net cash provided by investing activities from discontinued operations in the year ended December 31, 2015. In addition, the year ended December 31, 2014 includes $57.7 million of cash provided from investing activities from discontinued operations related to the net proceeds from the sale of our Home Health Business.

Net cash provided by financing activities during the year ended December 31, 2015 was $66.6 million compared to cash used in financing activities of $13.1 million during the same period in 2014. The cash provided in 2015 results from the net proceeds of $59.7 million related to our issuance of Series A Preferred Stock and PIPE Warrants in the PIPE Transaction and the Rights Offering, and by advances of $203.7 million offset by repayments of $193.7 million on our Revolving Credit Facility (defined below). The cash used during 2014 results from principal payments of $172.2 million related to our Senior Credit Facilities and a $35.0 million reduction of our Revolving Credit Facility partially offset by the net proceeds of our 2021 Notes of $194.5 million.

At December 31, 2015, we had net working capital (excluding current assets and current liability of discontinued operations) of $30.9 million compared to $25.4 million of net working capital at December 31, 2014. The $5.5 million increase in net working capital primarily results from an increase in our cash and cash equivalents of $14.8 million and a reduction of $6.5 million in other current assets. The reduction of current assets is primarily due to lower accounts receivable, net balance as a result of improved collections during 2015. Current liabilities increased at December 31, 2015 as compared to December 31, 2014 primarily due to the increased current portion of long-term debt of $22.3 million that was partially offset by a decrease in accounts payable and other accrued expenses of $19.5 million. As of December 31, 2015, approximately $54.6 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $5.4 million. Our Revolving Credit Facility borrowing capacity is subject to certain conditions described below in “MD&A - Liquidity and Capital Resources - Senior Credit Facilities.”

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

As a result of the above repurchase and redemption, all amounts under the 2015 Notes were fully satisfied and we incurred a loss on extinguishment of debt of $2.4 million during the year ended December 31, 2014.

Senior Credit Facilities

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc..

Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. As of December 31, 2015, the interest rates for the Term Loan B Facility and Delayed Draw Term Loan Facility (collectively, the “Term Loan Facilities”) are approximately 6.5% and the interest rate for the Revolving Credit Facility is approximately 7.75%. The interest rates may vary in the future depending on our consolidated net leverage ratio.

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

On December 23, 2013, we entered into the First Amendment to the Senior Credit Facilities pursuant to which we obtained the required consent of the lenders to enter into the Settlement Agreements (as defined below) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million. In exchange for this consent, we paid the lenders a fee of $0.5 million.

On January 31, 2014, we entered into the Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and up to $250.0 million of unsecured bonds, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of December 31, 2015 the interest rate related to the Revolving Credit Facility is approximately 7.75% and the interest rate related to the Term Loan Facilities is approximately 6.50%. The interest rates may vary in the future depending on our consolidated net leverage ratio.

On March 1, 2015, we entered into the Third Amendment to the Senior Credit Facilities (the “Third Amendment”) which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also provides for certain additional financial reporting.

On August 6, 2015, we entered into a Fourth Amendment to the Senior Credit Facilities (the “Fourth Amendment”). The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test that requires the Revolving Credit Facility balance to remain under $60.0 million for the alternative first lien net leverage ratio to apply.

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

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of the Home Health Business (see Note 6 - Discontinued Operations) were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the Term Loan Facilities. Further, approximately $45.3 million of the net proceeds from the PIPE Transaction (as defined below) were used to repay the Revolving Credit Facility indebtedness and accrued interest from those proceeds. In addition, the Company repaid $22.7 million of the Revolving Credit Facility from the net proceeds from the sale of the PBM Business. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 8.875% senior notes due in 2021 (the “2021 Notes”) with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. As of December 31, 2015, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

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

PIPE Transaction

On March 9, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A, (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00, (b) 1,800,000 Class A Warrants, and (c) 1,800,000 Class B Warrants (and together with Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. The PIPE Warrants may be exercised to acquire shares of Common Stock. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015, with the PIPE Investors, the PIPE Investors paid the Company $0.5 million in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

We repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transaction’s net proceeds.

Rights Offering

On June 30, 2015, we commenced a rights offering (the “Rights Offering”) pursuant to which we distributed subscription rights to purchase units consisting of (1) Series A Preferred Stock, each share convertible into shares of Common Stock at a conversion price of $5.17 per share, (2) Class A warrants to purchase one share of Common Stock at a price of $5.17 per share (the “Public Class A Warrants”), and (3) Class B warrants to purchase one share of Common Stock at a price of $6.45 per share (the “Public Class B Warrants” and, together with the Public Class A Warrants, the “Public Warrants”). The Rights Offering was completed on July 31, 2015. Our stockholders exercised subscription rights to purchase 10,822 units, consisting of an aggregate of 10,822 shares of the Series A Preferred Stock, 31,025 Public Class A Warrants, and 31,025 Public Class B Warrants, at a subscription price of $100.00 per unit. Pursuant to the Rights Offering, we raised gross proceeds of approximately $1.1 million.

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

Income Taxes

At December 31, 2015, the Company had federal net operating loss (“NOL”) carryforwards of approximately $243.0 million, of which $18.4 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company’s $243.0 million federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carryforwards of approximately $322.7 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $62.3 million during the year ended December 31, 2015. Although our working capital position as of December 31, 2015 reflects a $5.5 million improvement versus December 31, 2014, if we cannot successfully execute our Financial Improvement Plan we will likely require additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of December 31, 2015, after considering outstanding letters of credit totaling $5.4 million, we had $15.0 million drawn and borrowing capacity of approximately $54.6 million under our Revolving Credit Facility available (or borrowing capacity $39.6 million to remain subject to the alternate leverage test) plus $15.6 million of cash on hand to supplement our working capital needs. As of February 26, 2016, we have $33.0 million drawn on our Revolving Credit Facility and outstanding letters of credit of $5.4 million, thereby giving us $36.6 million of additional capacity subject to triggering more stringent financial covenants, or $21.6 million of additional borrowing capacity to remain subject to the alternate leverage test. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility, including an alternate leverage test for the consolidated first lien leverage ratio, with the financial covenants through March 31, 2017. Under the Fourth Amendment, the alternate leverage test is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million.

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

Additionally, we will pursue our operational and strategic plan and will also, with the assistance of our financial advisor, review a range of strategic alternatives, which could include, among other things, transitioning chronic therapies to alliance partners, a potential sale or merger of our company, or continuing to pursue our operational and strategic plan. Additionally, we may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

As of the filing of this Annual Report, we expect that our cash from operations and available borrowing capacity under our Revolving Credit Facility will be sufficient to fund our anticipated working capital, information technology systems investments, scheduled principal and interest repayments and other cash needs for at least the next 12 months.

The following table sets forth our contractual obligations affecting future cash flows as of December 31, 2015 (in thousands):

		Payments Due in Year Ending December 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	2021 and Beyond
Long-term debt (1)	$592,857	$44,819	$44,779	$44,779	$44,779	$204,826	$208,875
Operating lease obligations	26,546	8,271	7,267	5,284	3,048	1,565	1,111
Capital lease obligations (1)	195	122	62	11	—	—	—
Settlement agreement (2)	6,222	6,222	—	—	—	—	—
Purchase commitment (3)	38,520	38,520	—	—	—	—	—
Total	$664,340	$97,954	$52,108	$50,074	$47,827	$206,391	$209,986

(1)	Includes principal and estimated interest.

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to our outstanding debt. At December 31, 2015, we had total debt of $434.0 million of which $237.8 million is related to the Senior Credit Facilities and is subject to floating interest rates. Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. Interest rates for the Term Loan Facilities are subject to a 1.25% minimum to determine our interest rate. As of December 31, 2015, the Eurodollar rate is approximately 0.50% therefore, an increase in the current market rate of 1.00% would not impact our interest expense. Interest rates under the Revolving Credit Facility are not subject to a minimum rate, therefore, an increase in the current market rate of 1.00% would increase our interest expense by approximately $0.6 million annually based on the amount outstanding under the Revolving Credit Facility at December 31, 2015.

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

At December 31, 2015, financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and capital leases. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities. The fair value of our long-term debt under our Senior Credit Facilities subject to variable interest rates and the 2021 Notes is disclosed in Note 10 of the Notes to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.:
We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioScrip, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
March 3, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of BioScrip, Inc. and subsidiaries for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of BioScrip, Inc. and subsidiaries and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 3, 2014, except as to Note 6, as to which the date is March 3, 2016

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$15,577	$740
Receivables, less allowance for doubtful accounts of $59,689 and $66,405 at December 31, 2015 and December 31, 2014, respectively	108,365	131,656
Inventory	42,983	37,215
Prepaid expenses and other current assets	20,046	9,054
Assets held for sale	—	9,550
Total current assets	186,971	188,215
Property and equipment, net	31,939	38,171
Goodwill	308,729	560,579
Intangible assets, net	5,128	10,269
Deferred financing costs	12,577	13,463
Other non-current assets	1,161	1,272
Non-current assets held for sale	—	12,744
Total assets	$546,505	$824,713
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$27,665	$5,395
Accounts payable	65,077	89,203
Amounts due to plan sponsors	3,491	4,869
Accrued interest	6,898	6,853
Accrued expenses and other current liabilities	52,918	46,957
Liabilities held for sale	—	9,976
Total current liabilities	156,049	163,253
Long-term debt, net of current portion	406,319	418,408
Deferred taxes	236	18,118
Other non-current liabilities	1,861	8,129
Total liabilities	564,465	607,908
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 635,822 shares issued and outstanding; and, $69,702 liquidation preference as of December 31, 2015. No convertible preferred stock was authorized or outstanding as of December 31, 2014.	62,918	—
Stockholders’ (deficit) equity
Preferred stock, $.0001 par value; 4,175,000 and 5,000,000 shares authorized as of December 31, 2015 and 2014, respectively; no shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,421,664 and 71,274,064 shares issued and 68,767,613 and 68,636,965 shares outstanding as of December 31, 2015 and 2014, respectively	8	8
Treasury stock, 2,654,051 and 2,637,099 shares, at cost, as of December 31, 2015 and 2014, respectively	(10,737)	(10,679)
Additional paid-in capital	531,764	529,682
Accumulated deficit	(601,913)	(302,206)
Total stockholders’ (deficit) equity	(80,878)	216,805
Total liabilities and stockholders’ (deficit) equity	$546,505	$824,713
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Net revenue	$982,223	$922,654	$696,473
Cost of revenue (excluding depreciation expense)	721,308	671,901	489,823
Gross profit	260,915	250,753	206,650

Other operating expenses	165,998	166,552	127,200
Bad debt expense	41,042	79,547	19,516
General and administrative expenses	42,524	49,314	47,897
Impairment of goodwill	251,850	—	—
Restructuring, integration, and other expenses, net	24,405	30,206	18,062
Depreciation and amortization expense	22,743	22,943	20,226
Loss from continuing operations	(287,647)	(97,809)	(26,251)
Interest expense, net	37,313	40,918	44,130
Loss from continuing operations, before income taxes	(324,960)	(138,727)	(70,381)
Income tax provision (benefit)	(21,532)	11,193	1,260
Loss from continuing operations, net of income taxes	(303,428)	(149,920)	(71,641)
Income from discontinued operations, net of income taxes	3,721	2,452	1,987
Net loss	(299,707)	(147,468)	(69,654)
Accrued dividends on preferred stock	(6,120)	—	—
Deemed dividends on preferred stock	(3,690)	—	—
Loss attributable to common stockholders	$(309,517)	$(147,468)	$(69,654)

Loss per common share:
Loss from continuing operations, basic and diluted	$(4.56)	$(2.19)	$(1.11)
Income from discontinued operations, basic and diluted	0.05	0.04	0.03
Net loss, basic and diluted	$(4.51)	$(2.15)	$(1.08)

Weighted average common shares outstanding, basic and diluted	68,710	68,476	64,560

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2012	$—	$6	$(10,311)	$388,798	$(85,084)	$293,409
Net proceeds of public stock offering	—	1	—	118,381	—	118,382
Exercise of stock options	—	—	—	2,549	—	2,549
Compensation under employee stock compensation plan	—	—	—	9,498	—	9,498
Exercise of warrants	—	—	—	399	—	399
Net loss	—	—	—	—	(69,654)	(69,654)
Balance at December 31, 2013	—	7	(10,311)	519,625	(154,738)	354,583
Exercise of stock options	—	1	—	1,467	—	1,468
Surrender of stock to satisfy minimum tax withholding	—	—	(368)	—	—	(368)
Compensation under employee stock compensation plan	—	—	—	8,590	—	8,590
Net loss	—	—	—	—	(147,468)	(147,468)
Balance at December 31, 2014	—	8	(10,679)	529,682	(302,206)	216,805
Exercise of stock options	—	—	—	2	—	2
Surrender of stock to satisfy minimum tax withholding	—	—	(58)	—	—	(58)
Issuance of Series A convertible preferred stock and warrants	—	—	—	6,581	—	6,581
Accrued dividends on preferred stock	—	—	—	(6,120)	—	(6,120)
Deemed dividends on preferred stock	—	—	—	(3,690)	—	(3,690)
Compensation under employee stock compensation plan	—	—	—	5,309	—	5,309
Net loss	—	—	—	—	(299,707)	(299,707)
Balance at December 31, 2015	$—	$8	$(10,737)	$531,764	$(601,913)	$(80,878)

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(299,707)	$(147,468)	$(69,654)
Less: Income from discontinued operations, net of income taxes	3,721	2,452	1,987
Loss from continuing operations, net of income taxes	(303,428)	(149,920)	(71,641)
Adjustments to reconcile net loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	22,743	22,943	20,226
Impairment of goodwill	251,850	—	—
Amortization of deferred financing costs and debt discount	3,440	4,153	2,259
Change in fair value of contingent consideration	(30)	(7,364)	(5,786)
Change in deferred income tax	(20,089)	9,359	4,801
Compensation under stock-based compensation plans	4,513	8,570	9,450
Loss on extinguishment of debt	—	2,373	15,898
Equity in earnings of unconsolidated affiliate	—	—	675
Changes in assets and liabilities, net of acquired businesses:
Receivables, net of bad debt expense	16,455	27,695	(40,002)
Inventory	(5,769)	(2,952)	4,939
Prepaid expenses and other assets	170	5,474	(584)
Accounts payable	(24,129)	27,093	22,726
Claims payable	—	—	—
Amounts due to plan sponsors	(1,377)	562	(13,094)
Accrued interest	44	4,681	(3,627)
Accrued expenses and other liabilities	(6,682)	7,310	(3,294)
Net cash provided by (used in) operating activities from continuing operations	(62,289)	(40,023)	(57,054)
Net cash provided by (used in) operating activities from discontinued operations	(2,453)	8,607	2,474
Net cash provided by (used in) operating activities	(64,742)	(31,416)	(54,580)
Cash flows from investing activities:
Purchases of property and equipment, net	(11,544)	(13,829)	(25,599)
Cash consideration paid for acquisitions, net of cash acquired	—	(454)	(282,998)
Net cash proceeds from sale of unconsolidated affiliate	—	852	8,617
Cash advances to unconsolidated affiliate	—	—	(2,363)
Net cash (used in) investing activities from continuing operations	(11,544)	(13,431)	(302,343)
Net cash provided by investing activities from discontinued operations	24,565	57,688	—
Net cash provided by (used in) investing activities	13,021	44,257	(302,343)
Cash flows from financing activities:
Proceeds from public stock offering	—	—	118,382
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	59,691	—	—
Proceeds from senior notes due 2021, net of discount, lenders' fees and other expenses	—	194,539	—
Proceeds from senior credit facilities, net of fees paid to issuers	—	—	378,091
Repayment of 10 1/4% senior unsecured notes	—	—	(237,397)
Deferred and other financing costs	(2,630)	(1,135)	—
Borrowings on revolving credit facility	203,663	244,700	449,559
Repayments on revolving credit facility	(193,663)	(279,703)	(409,559)
Principal payments of long-term debt	—	(172,243)	(5,000)
Repayments of capital leases	(395)	(360)	(802)
Net proceeds from exercise of employee stock compensation plans	(50)	1,468	2,549
Surrender of stock to satisfy minimum tax withholding	(58)	(368)	—
Net cash provided by (used in) financing activities	66,558	(13,102)	295,823
Net change in cash and cash equivalents	14,837	(261)	(61,100)
Cash and cash equivalents - beginning of period	740	1,001	62,101
Cash and cash equivalents - end of period	$15,577	$740	$1,001
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,302	$34,133	$25,589
Cash paid during the period for income taxes, net of refunds	$114	$1,651	$3,137
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1-- NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a national provider of infusion service that partners with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. The Company operates with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, the Company aims to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.

The Company’s platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. The Company’s core services are provided in coordination with, and under the direction of, the patient’s physician. The Company's multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to the patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, the Company provides products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

On August 27, 2015, the Company completed the sale of substantially all of the Company’s PBM Services segment (the “PBM Business”) to ProCare Pharmacy Benefit Manager Inc. (see Note 6 - Discontinued Operations). As a result of the sale of the PBM Business, the Company no longer has multiple operating segments. The change reflects how the Company's chief operating decision maker reviews the Company’s results in terms of allocating resources and assessing performance.

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassifications

With the sale of the PBM Business on August 27, 2015 and the Company’s Home Health Services segment (the “Home Health Business”) on March 31, 2014, all prior period financial statements have been reclassified to include the PBM Business and Home Health Business as discontinued operations.

During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the financial statements. All of the prior period financial statements were reclassified to reflect the classification change. The reclassification of the statement of operations includes:

•
Product revenue and service revenue in the former statement of operations are now grouped to net revenue with the impact of the sale of PBM Business; Cost of product revenue and cost of service revenue in the former statement of operations are grouped to net cost of revenue (excluding depreciation expense).

•
Depreciation expense included separately in cost of product revenue and selling, general and administrative expenses in the former statement of operations is now grouped in line item: depreciation and amortization expense.

•
Selling, general and administrative expenses in the former statement of operations is split into two line items: other operating expenses, and general and administrative expenses; In connection with this reclassification, the Company no longer allocates general and administrative expenses to field office expenses.

•
Acquisition and integration expenses, restructuring and other expenses, and change in fair value of contingent consideration in the former statement of operations are grouped to one line item: Restructuring, integration expenses, and other expenses, net.

•	Interest expense and loss on extinguishment of debt in the former statement of operations are grouped to one line item: interest expense, net.

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

Receivables

Receivables include amounts due from government sources, such as Medicare and Medicaid programs, Managed Care Organizations and other commercial insurance; amounts due from patient co-payments; amounts due from pharmaceutical manufacturers for rebates; and service fees resulting from the distribution of certain drugs through retail pharmacies.

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

Change in Estimate of the Collectability of Accounts Receivable

The Company experienced deterioration in the aging of certain accounts receivable in 2014 primarily due to delays and disruptions related to the integration of its acquisitions in 2013. As a result, the Company materially changed its estimates based on actual collection experience during and after the acquisition disruption period from 2014. The 2015 estimation process is unchanged from the process established in 2014.

We believe we are adequately reserved on these balances over 180 days; however, there is a higher risk of collection on these balances than the overall accounts receivable. The Company has slightly increased the allowance for doubtful accounts as a percentage of total accounts receivable to 35.5% at December 31, 2015 compared to 33.5% at December 31, 2014. However, since the gross accounts receivable balance decreased, the allowance for doubtful accounts balance decreased by $6.7 million from December 31, 2014.

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2015			December 31, 2014
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$19,944	$11,369	$31,313	$25,812	$13,036	$38,848
Commercial	103,357	22,345	125,702	108,439	35,313	143,752
Patient	5,014	6,025	11,039	4,899	10,562	15,461
Gross accounts receivable	$128,315	$39,739	168,054	$139,150	$58,911	198,061
Allowance for doubtful accounts			(59,689)			(66,405)
Net accounts receivable			$108,365			$131,656

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

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using specific item or the first-in, first-out method. Inventory consists principally of purchased prescription drugs and related supplies. Included in inventory is a reserve for inventory waste and obsolescence.

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

Goodwill

Goodwill is not subject to amortization and is tested for impairment annually and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable in accordance with ASC 350.  Management considers the Company’s business as a whole to be its reporting unit for purpose of testing for impairment since the Company no longer has multiple operating segments with the sale of the PBM Business. Management may choose to undertake a qualitative assessment in order to assess whether a quantitative analysis is required. In determining whether management will utilize the qualitative assessment in any one year, management will consider overall economic factors as well as the passage of time between the last quantitative assessment. In the event management determines that a quantitative assessment is required, this quantitative impairment testing is based on a two-step process. The first step compares the fair value of the reporting unit to its carrying amount including goodwill.  If the first step quantitative analysis indicates that the fair value of the reporting unit is less than its carrying amount, the second step quantitative analysis must be performed to determine the implied fair value of reporting unit goodwill. The measurement of possible impairment is based on the comparison of the implied fair value of reporting unit goodwill to its carrying value.

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

Revenue Recognition

The Company generates revenue principally through the provision of infusion services to provide clinical management services and the delivery of cost effective prescription medications. Prescription drugs are dispensed either through a pharmacy participating in the Company’s pharmacy network or a pharmacy owned by the Company.  Fee-for-service agreements includes pharmacy agreements, where we dispense prescription medications through the Company’s pharmacy facilities.

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

The Company also recognizes nursing revenue as the estimated net realizable amounts from patients and third party payors for the infusion services rendered and products provided.  This revenue is recognized as the treatment plan is administered to the patient and is recorded at amounts estimated to be received under reimbursement or payment arrangements with payors.

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

Cost of Revenue

Cost of revenue includes the costs of prescription medications, shipping and other direct and indirect costs, claims processing operations, and nursing services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and total manufacturer rebates.

Rebates

Manufacturers’ rebates are generally volume-based incentives that are earned and recorded upon purchase of the inventory. Rebates are recorded as a reduction of both inventory and cost of goods sold.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The Company elected to early adopt this guidance on a prospective basis during the annual reporting period ended on December 31, 2015. There is no financial statement impact as a result of the Company’s early adoption of this guidance.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  At December 31, 2015, the Company has two stock-based compensation plans pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, performance shares and performance units may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company accounts for its stock-based awards to employees and non-employees directors using the fair value method. The fair value of each option award is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk-free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. The fair value of each stock award is determined based on the closing price of the underlying common stock on the date of grant. The fair value of the award is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, including time elapsed, market conditions and/or performance conditions.  Because of these requirements, the weighted average period for which the expense is recognized varies. The Company expenses SAR awards based on vesting requirements. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. Rather, deferred taxes will be presented as noncurrent under the new standard. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company elected to early adopt this guidance during the annual reporting period ended on December 31, 2015. There was no financial statement impact as a result of the Company’s early adoption of this guidance.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Interest - Imputation of Interest (subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. As of December 31, 2015 we have $3.3 million and $12.6 million of deferred financing costs that would be reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

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

NOTE 3-- LOSS PER SHARE

Loss Per Share

The Company presents basic and diluted loss per share (“LPS”) for its common stock, par value $.0001 per share (“Common Stock”). Basic LPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted LPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and Series A convertible preferred stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

The Company's Series A Convertible Preferred Stock, par value $.0001 per share (the “Series A Preferred Stock”), is considered a participating security, which means the security may participate in undistributed earnings with Common Stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of Common Stock were to receive dividends. The Company is required to use the two-class method when computing LPS when it has a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines LPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted LPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Loss from continuing operations, net of income taxes	$(303,428)	$(149,920)	$(71,641)
Income from discontinued operations, net of income taxes	3,721	2,452	1,987
Net loss	(299,707)	(147,468)	(69,654)
Accrued dividends on Series A Preferred Stock	(6,120)	—	—
Deemed dividends on Series A Preferred Stock	(3,690)	—	—
Loss attributable to common stockholders	$(309,517)	$(147,468)	$(69,654)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	68,710	68,476	64,560
Loss Per Common Share:
Loss from continuing operations, basic and diluted	$(4.56)	$(2.19)	$(1.11)
Income (loss) from discontinued operations, basic and diluted	0.05	0.04	0.03
Income (loss) per common share, basic and diluted	$(4.51)	$(2.15)	$(1.08)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the years ended December 31, 2015, 2014 and 2013 excludes the effect of securities issued in connection with the PIPE Transaction and the Rights Offering (see Note 4 - Stockholders’ (Deficit) Equity), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 4-- STOCKHOLDERS’ (DEFICIT) EQUITY

Securities Purchase Agreement

On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners L.P., a Delaware limited partnership, Coliseum Capital Partners II, L.P., a Delaware limited partnership, and Blackwell Partners, LLC, Series A, a Georgia limited liability company (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “Class A Warrants”), and (c) 1,800,000 Class B warrants (the “Class B Warrants” and, together with Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the Series A Preferred Stock is $5.17. The PIPE Warrants may be exercised to acquire shares of Common Stock. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015, with the PIPE Investors, the PIPE Investors paid the Company $0.5 million in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

As disclosed in the Company’s definitive proxy materials relating to the Company’s 2015 annual meeting of stockholders held on May 11, 2015 (the “2015 Annual Meeting”), the Company sought stockholder approval to remove certain conversion and voting restrictions affecting the Series A Preferred Stock and exercise restrictions affecting the PIPE Warrants (the “Stockholder Approval”). Until Stockholder Approval was obtained, the terms of the Series A Preferred Stock and the PIPE Warrants contained caps on the conversion of the Series A Preferred Stock into Common Stock and on the exercise of the PIPE Warrants to purchase Common Stock (the “Conversion Caps”) and a cap on the voting power (the “Voting Cap” and, together with the Conversion Caps, the “Caps”) that prevented the issuance of Common Stock if a single holder would own or vote more than 19.99% of the Common Stock or have more than 19.99% of the voting power. As a result of obtaining Stockholder Approval on May 11, 2015, the Caps and other restrictions and conditions relating to the holders and their respective affiliates’ ability to vote and convert their shares of Series A Preferred Stock and exercise the PIPE Warrants ceased to apply.

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

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event), after satisfaction of all liabilities and obligations to creditors of the Company and distribution of any assets of the Company to the holders of any stock or debt that is senior to the Series A Preferred Stock, and before any distribution or payment shall be made to holders of any Junior Securities, each holder of Series A Preferred Stock will be entitled to (i) convert their shares of Series A Preferred Stock into Common Stock and receive their pro rata share of consideration distributed to the holders of Common Stock, or (ii) receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A Preferred Stock equal to the Liquidation Preference. The initial Liquidation Preference was equal to $100.00 per share which may be adjusted from time to time by the accrual of non-cash dividends. As of December 31, 2015, the Liquidation Preference was $68.6 million. However, if, at any applicable date of determination of the Liquidation Preference, (i) any cash dividend has been declared but is unpaid or (ii) the Company has given notice (or failed to give such notice) of its intention to pay a cash dividend but such cash dividend has not yet been declared by the Company’s board of directors (the “Board”), then such cash dividends shall be deemed, for purposes of calculating the applicable Liquidation Preference, to be Accrued Dividends. Accrued Dividends are paid upon the occurrence of a Liquidation Event and upon conversion or redemption of the Series A Preferred Stock.
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

PIPE Warrants

In connection with the PIPE Transaction, the Company issued 1,800,000 Class A Warrants and 1,800,000 Class B Warrants which may be exercised to acquire shares of Common Stock. The rights and terms of Class A Warrants and Class B Warrants are identical except for the exercise price. Pursuant to the Warrant Addendum with the PIPE Investors, the PIPE Investors paid the Company $0.5 million in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

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

The PIPE Warrants became exercisable on May 11, 2015, the date Stockholder Approval was obtained at the 2015 Annual Meeting.

The following sets forth the carrying value of the PIPE Warrants which is classified as equity on the Consolidated Balance Sheet (in thousands):

Carrying Value
PIPE Warrants	March 9, 2015
Fair value allocated to PIPE Warrants	$3,145
Discount related to issuance costs	(203)
Carrying value of PIPE Warrants	$2,942

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

Rights Offering

On June 30, 2015, the Company commenced a rights offering (the “Rights Offering”) pursuant to which the Company distributed subscription rights to purchase units consisting of (1) Series A Preferred Stock, each share convertible into shares of Common Stock at a conversion price of $5.17 per share, (2) Class A warrants to purchase one share of Common Stock at a price of $5.17 per share (the “Public Class A Warrants”), and (3) Class B warrants to purchase one share of Common Stock at a price of $6.45 per share (the “Public Class B Warrants” and, together with the Public Class A Warrants, the “Public Warrants”). The Rights Offering expired on July 27, 2015 and was completed on July 31, 2015. Stockholders of the Company exercised subscription rights to purchase 10,822 units, consisting of an aggregate of 10,822 shares of the Series A Preferred Stock, 31,025 Public Class A Warrants, and 31,025 Public Class B Warrants, at a subscription price of $100.00 per unit. Pursuant to the Rights Offering, the Company raised gross proceeds of approximately $1.1 million.

With the exception of the expiration date, the Class A Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class A Warrants issued pursuant to the Rights Offering. Similarly, with the exception of the expiration date, the Class B Warrants issued pursuant to the PIPE Transaction, as amended by the Warrant Addendum, have the same terms as the Public Class B Warrants issued pursuant to the Rights Offering.

Carrying Value of Series A Preferred Stock

As of December 31, 2015, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to December 31, 2015. The following table sets forth the activity recorded during the year ended December 31, 2015 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transactions and the Rights Offering.

Series A Preferred Stock carrying value at issuance	$53,108
Accretion of discount related to beneficial conversion feature	3,690
Dividends recorded through December 31, 2015 [1]	6,120
Series A Preferred Stock carrying value December 31, 2015	$62,918

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Treasury Stock

During the years ended December 31, 2015 and 2014, 16,952 and 54,579 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards.  The Company holds a total of 2,654,051 shares of treasury stock at December 31, 2015 acquired under current and prior repurchase programs as well as forfeitures to satisfy tax obligations in the vesting of restricted stock awards. During the year ended December 31, 2015, no shares of treasury stock were acquired or issued.

Common Stock Purchase Warrants Issued in 2010

In connection with the acquisition of Critical Homecare Solutions Holdings, Inc. (“CHS”) in March 2010, the Company issued 3.4 million warrants exercisable for the Company’s Common Stock (the “2010 Warrants”). The 2010 Warrants had a five year term with an exercise price of $10.00 per share. They were exercisable at any time prior to the expiration date of March 25, 2015. The Company determined that the 2010 Warrants meet the conditions for equity classification in accordance with GAAP. Therefore, the 2010 Warrants were classified as equity and included in additional paid-in capital.

No 2010 Warrants were exercised during the years ended December 31, 2015 and 2014. As of December 31, 2015, all remaining 2010 Warrants have expired.

NOTE 5-- ACQUISITIONS

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

As of December 31, 2015, the fair value of the contingent consideration was remeasured in light of the fact that the Company’s calculations showed that the required product gross profit was not achieved during the measurement period and uncertainties about the potential for CarePoint to dispute the Company’s calculation and pursue arbitration. As a result, the fair value of the contingent consideration was estimated at $4.6 million at December 31, 2015. Should it be determined that the required product gross profit was achieved, an additional expense of $5.4 million will be recorded over and above the accrual of $4.6 million estimated at December 31, 2015. Should CarePoint choose not to dispute the calculation of gross profit, or should an arbitrator rule in favor of the Company, the liability for contingent consideration will be reversed and additional income of $4.6 million will be recorded. The liability for the contingent consideration is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

The Company funded the cash payment at closing with a combination of cash on hand and $150.0 million in borrowings under the Senior Credit Facilities (see Note 10 - Debt).

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

While the acquisition has generated revenues as expected in the transaction valuation model, the performance milestones were not achieved during the measurement period. As a result, the fair value of the contingent consideration was reduced to $0 as of December 31, 2015. The $0 million, $2.1 million and $5.9 million of income resulting from the reduction in the fair value of the contingent liability is included in restructuring, integration, and other expenses, net in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company funded the acquisition with a combination of cash and its prior credit facility with Healthcare Finance Group.

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

Integration Expense

Integration expenses in restructuring, integration, and other expenses, net in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 include the following costs related to the CarePoint Business acquisition and the HomeChoice acquisition (in thousands):

	Year Ended December 31,
	2015	2014	2013
Legal and professional fees	$1,033	$6,931	$5,113
Financial advisory fees	—	—	2,413
Employee costs including redundant salaries and benefits and severance	—	2,016	3,554
Facilities consolidation and discontinuation	488	1,401	1,621
Bad debt expense and contractual adjustments related to acquired accounts receivable	—	5,430	—
Legal settlement	—	334	2,300
Other	219	1,812	1,129
Total	$1,740	$17,924	$16,130

NOTE 6-- DISCONTINUED OPERATIONS

Sale of PBM Services

On August 27, 2015, the Company completed the sale of substantially all of the Company’s PBM Services segment (as defined above, the “PBM Business”) pursuant to an Asset Purchase Agreement dated as of August 9, 2015 (the “Asset Purchase Agreement”), by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc. (the “PBM Buyer”). Under the Asset Purchase Agreement, the PBM Buyer agreed to acquire substantially all of the assets used solely in connection with the PBM Business and to assume certain PBM Business liabilities (the “PBM Sale”). On the Closing Date, pursuant to the terms of the Asset Purchase Agreement, the Company received total cash consideration of approximately $24.6 million, including an adjustment for estimated Closing Date net working capital. On October 20, 2015, the Company finalized working capital adjustment negotiations in relation to the PBM Sale whereby the Company agreed to repay approximately $1.0 million to the PBM Buyer. The Company used the net proceeds from the PBM Sale to pay down a portion of the Company’s outstanding debt.

The sale of the PBM Business was consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services business. As a result, the Company has reclassified its operations to discontinued operations for all prior periods in the accompanying Consolidated Financial Statements.

As of the August 27, 2015 closing date of the sale of the PBM Business, the carrying value of the net assets of the PBM Business was as follows (in thousands):

Carrying Value
Net accounts receivable	$7,163
Total current assets	7,163
Property and equipment, net	175
Goodwill	12,744
Total assets	20,082
Amounts due to plan sponsors	6,950
Total liabilities	6,950
Net assets	$13,132

The operating results included in discontinued operations of the PBM Business for the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$44,375	$61,401	$72,986
Gross profit	$9,763	$17,635	$42,819
Other operating expenses	5,444	10,878	26,797
Bad debt expense	(45)	27	109
Income (loss) from operations	4,364	6,730	15,913
Gain on sale before income taxes	(11,424)	—	—
Financial advisory fee and legal expenses	1,731	—	—
Other income and expenses, net	1,898	(6)	—
Income (loss) before income taxes	12,159	6,736	15,913
Income tax expense (benefit)	206	198	1,263
Income (loss) from discontinued operations, net of income taxes	$11,953	$6,538	$14,650

Sale of Home Health Business

On March 31, 2014, the Company completed the sale of substantially all of the Company’s Home Health Services segment (the “Home Health Business”) pursuant to the Stock Purchase Agreement dated as of February 1, 2014 (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement, as amended, the Company received total consideration of approximately $59.5 million paid in cash (the “Purchase Price”) at closing. The Company used a portion of the net proceeds from the sale to pay down a portion of the Company’s outstanding debt. Subsequently, the Purchase Price was adjusted for net working capital of the divested Home Health Business companies (the “Subject Companies”) as of the closing date that resulted in an additional payment to the Company of approximately $1.1 million. As a result of this adjustment, the final Purchase Price received by the Company was approximately $60.6 million. The Company has classified the net proceeds received from this sale in cash provided by investing activities from discontinued operations in the accompanying consolidated statements of cash flows.

The sale of the Home Health Business was consistent with the Company’s continuing strategic evaluation of its non-core businesses and its decision to continue to focus growth initiatives and capital in the Infusion Services business. As a result, the Company decided in the second quarter of 2014 to cease the material portion of its Home Health operations at the one location excluded from the Stock Purchase Agreement, as amended, and reclassified its operations to discontinued operations for all prior periods in the accompanying Consolidated Financial Statements.

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

The operating results included in discontinued operations of the Home Health Business for the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$18,551	$72,737
Gross profit	$—	$6,918	$28,201
Other operating expenses	417	8,219	23,464
Bad debt expense	—	902	1,338
Income (loss) from operations	(417)	(2,203)	3,399
Gain on sale before income taxes	—	(2,067)	—
Financial advisor fee and legal expenses	—	2,875	—
Impairment of assets	—	452	—
Other costs and expenses	861	47	(1)
Income (loss) before income taxes	(1,278)	(3,510)	3,400
Income tax expense (benefit)	—	(4,257)	15
Income from discontinued operations, net of income taxes	$(1,278)	$747	$3,385

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

The operating results included in discontinued operations of the divested traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2015, 2014 and 2013 are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue	$—	$—	$(75)
Gross profit	$—	$(439)	$(519)
Other operating expenses	4,485	3,995	7,118
Legal fees and settlement expense	1,312	—	15,000
Other (income) expense, including gain on sale	1,157	399	(6,589)
Income (loss) from discontinued operations, net of income taxes	$(6,954)	$(4,833)	$(16,048)

Other operating expenses during the years ended December 31, 2015, 2014 and 2013 primarily consist of legal fees related to the legal proceedings. In January 2016, the Company paid the remaining liability of $6.2 million, including interest, related to the Settlement Agreements and $0.2 million of fees to the Relator (each, as defined below). See discussion in Note 11 - Commitments and Contingencies.

NOTE 7-- GOODWILL AND INTANGIBLE ASSETS

Goodwill, and the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014, are as follows (in thousands):

Infusion Services
Balance at December 31, 2013	$558,593
Acquisitions	—
Other adjustments	1,986
Balance at December 31, 2014	560,579
Acquisitions	—
Impairment	(251,850)
Balance at December 31, 2015	$308,729

At December 31, 2014, goodwill of $12.7 million related to the PBM Business that was sold on August 27, 2015 is included in non-current assets of discontinued operations in the accompanying Consolidated Balance Sheets (see Note 6 - Discontinued Operations).

In accordance with ASC 350, Intangibles--Goodwill and Other, the Company evaluates goodwill for impairment on an annual basis and whenever events or circumstances exist that indicates that the carrying value of goodwill may no longer be recoverable. Management may choose to undertake a qualitative assessment (step zero approach) in order to assess whether a quantitative analysis is required. In determining whether management will utilize the qualitative assessment in any one year, management will consider overall economic factors as well as the passage of time between the last quantitative assessment. In the event management determines that a quantitative assessment is required, this quantitative impairment testing is based on a two-step process. The first step quantitative analysis compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the first step indicates that the fair value of the reporting unit is less than its carrying amount, the second step quantitative analysis must be performed to determine the implied fair value of reporting unit goodwill. The measurement of possible impairment is based upon the comparison of the implied fair value of reporting unit to its carrying value.

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

The Step 2 analysis included determining the fair value of inventory, intangible assets, debt, and other current assets and liabilities, as well as fair values of equipment and fixtures. Key assumptions used in the impairment test included: growth rates ranging from 3.0% to 5.0%, EBITDA margins of 6% to 8%, and discount rates applied ranging from 9.0% to 11.0%.

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

Our goodwill impairment analysis is sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and our stock price. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. We cannot accurately predict the amount and timing of any impairment of goodwill or other intangible assets. Further, as we continue to work towards a turnaround of our business, we will need to continue to evaluate the carrying value of our goodwill. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

During the third quarter of 2015, the Company finalized its second quarter impairment assessment and as a result the Company recorded a total impairment charge of $251.9 million year to date, all of which related to our Infusion Services business. The Company evaluated goodwill for possible impairment during the quarter ending December 31, 2015 utilizing the step zero approach which was utilized in light of the recent detailed analysis performed in the second quarter and completed in the third quarter. In light of this assessment the Company determined that a two-steps approach analysis was not required and likewise no further impairment charge was needed.

Intangible assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite Lived Assets
Infusion customer relationships	$25,650	$(20,789)	$4,861	$25,650	$(16,615)	$9,035
Infusion trademarks	6,200	(6,200)	—	6,200	(5,333)	867
Non-compete agreements	1,500	(1,233)	267	1,500	(1,133)	367
	$33,350	$(28,222)	$5,128	$33,350	$(23,081)	$10,269

Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

	Estimated Useful Life
Infusion customer relationships	5	months	-	4	years
Infusion trademarks	23	months	-	3	years
Non-compete agreements	1	year	-	5	years

Total amortization expense of intangible assets was $5.1 million, $6.6 million, and $6.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense is expected to be the following (in thousands):

Year ending December 31,	Estimated Amortization
2016	$3,078
2017	1,983
2018	67
2019	—
2020	—
Thereafter	—
Total estimated amortization expense	$5,128

NOTE 8-- STATEMENTS OF OPERATIONS DISCLOSURE

During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the financial statements. All of the prior period financial statements were reclassified to reflect the classification change. The reclassification of the statement of operations includes:

•
Product revenue and service revenue in the former statement of operations are now grouped to net revenue with the impact of the sale of PBM Business; Cost of product revenue and cost of service revenue in the former statement of operations are grouped to net cost of revenue (excluding depreciation expense).

•
Depreciation expense included separately in cost of product revenue and selling, general and administrative expenses in the former statement of operations is now grouped in line item: depreciation and amortization expense.

•
Selling, general and administrative expenses in the former statement of operations is split into two line items: other operating expenses, and general and administrative expenses; In connection with this reclassification, the Company no longer allocates general and administrative expenses to field office expenses.

•
Acquisition and integration expenses, restructuring and other expenses, and change in fair value of contingent consideration in the former statement of operations are grouped to one line item: Restructuring, integration expenses, and other expenses, net.

•	Interest expense and loss on extinguishment of debt in the former statement of operations are grouped to one line item: interest expense, net.

Other operating expenses

Other operating expenses consist primarily of wages and benefits, travel expenses, professional services and field office expenses for our healthcare professionals engaged in the providing infusion services to our patients.

General and administrative expenses

General and administrative expenses consist primarily of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees.

Restructuring, integration, and other expenses, net

Restructuring, integration and other expenses include non-operating costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Restructuring, integration, and other expenses, net in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013 consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Restructuring expense	$22,635	$19,646	$7,718
Integration expenses	1,740	17,924	16,130
Change in fair value of contingent consideration	30	(7,364)	(5,786)
Total restructuring, integration, and other expense, net	24,405	30,206	18,062

On August 10, 2015, the Company announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, the Company consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. The Financial Improvement Plan was substantially completed by the end of 2015.

NOTE 9-- PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014
Computer and office equipment	$22,561	$22,662
Software capitalized for internal use	15,600	14,914
Vehicles	1,938	2,106
Medical equipment	28,423	27,668
Work in progress	6,624	3,287
Furniture and fixtures	4,543	4,487
Leasehold improvements	14,285	13,690
Property and equipment, gross	93,974	88,814
Less: Accumulated depreciation	(62,035)	(50,643)
Property and equipment, net	$31,939	$38,171

Work in progress at December 31, 2015 and 2014 includes $1.8 million and $0.6 million, respectively, of internally developed software costs to be capitalized upon completion.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2015, 2014 and 2013 was $17.6 million, $16.4 million, and $13.4 million, respectively.  Depreciation expense for the years ended December 31, 2015, 2014 and 2013 includes $2.5 million, $2.4 million, and $1.7 million, respectively, related to costs related to software capitalized for internal use.

Impairment

The Company, which assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, has determined that no such events or changes have occurred and therefore, no impairment charge in relation to property, plant and equipment was incurred during the year ended December 31, 2015.

NOTE 10-- DEBT

As of December 31, 2015 and 2014 the Company’s debt consisted of the following (in thousands):

	December 31,
	2015	2014
Revolving Credit Facility	$15,000	$5,000
Term Loan Facilities	222,757	222,757
2021 Notes, net of unamortized discount	196,038	195,462
Capital leases	189	584
Total Debt	433,984	423,803
Less: Current portion	27,665	5,395
Long-term debt, net of current portion	$406,319	$418,408

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

On December 23, 2013, the Company entered into the First Amendment to the Senior Credit Facilities pursuant to which the Company obtained the required consent of the lenders to enter into the Settlement Agreements (see Note 11 - Commitments and Contingencies) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million. In exchange for this consent, the Company paid the lenders a fee of $0.5 million and included this amount in loss from discontinued operations in the Consolidated Statements of Operations.

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

On March 1, 2015, the Company entered into the Third Amendment to the Senior Credit Facilities (the “Third Amendment”), which establishes an alternate leverage test for the fiscal quarters ending March 31, 2015 through and including March 31, 2016. The maximum net leverage ratio for these quarters is consistent with that in effect for the prior four fiscal quarters. The Third Amendment eliminated the need to meet progressively lower leverage ratio requirements at each quarter end date for the next four quarters. The Third Amendment also provides for certain additional financial reporting.

On August 6, 2015, the Company entered into a Fourth Amendment to its Senior Credit Facilities (the “Fourth Amendment”). The Fourth Amendment, among other things, provides additional relief with respect to measuring compliance with the maximum first lien net leverage ratio for the fiscal quarters ending September 30, 2015 through and including March 31, 2017 and modifies and extends an alternate leverage test for the fiscal quarters ending September 30, 2015 through and including March 31, 2017. The levels for the maximum first lien net leverage ratio for certain of these quarters were increased by the Fourth Amendment. The availability of the alternative first lien net leverage ratio is subject to a number of conditions, including a minimum liquidity requirement and a maximum utilization test that requires the Revolving Credit Facility balance to remain under $60.0 million for the alternative first lien net leverage ratio to apply.

On October 9, 2015, the Company entered into the Fifth Amendment to the Senior Credit facilities (the “Fifth Amendment”), The Fifth Amendment directly modifies the definition of a “Continuing Director” in full as, “with respect to any period, any individuals (A) who were members of the board of directors or other equivalent governing body of the Borrower on the first day of such period, (B) whose election or nomination to that board or equivalent governing body was approved by individuals referred to in clause (A) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body, or (C) whose election or nomination to that board or other equivalent governing body was approved by individuals referred to in clauses (A) and (B) above constituting at the time of such election or nomination at least a majority of that board or equivalent governing body.” This amended definition also indirectly modifies the definition of a “Change in Control.”

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

In connection with the PIPE Transaction (see Note 4 - Stockholder’s Equity), the Company was required to use at least 75% of the net proceeds for the repayment of outstanding indebtedness. The Company repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds. In addition, the Company repaid $22.7 million of the Revolving Credit facility indebtedness from the net proceeds from the sale of the PBM Business.

As of December 31, 2015, the interest rate related to the Revolving Credit Facility is approximately 7.75% and the interest rate related to the Term Loan Facilities is approximately 6.50%. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

At December 31, 2015, the Company had an outstanding amount of $15.0 million drawn down and borrowing capacity of $54.6 million (or borrowing capacity of $39.6 million to remain subject to the alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $5.4 million.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of December 31, 2015, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

The Company may redeem some or all of the 2021 Notes prior to February 15, 2017 by paying a “make-whole” premium. The Company may redeem some or all of the 2021 Notes on or after February 15, 2017 at specified redemption prices. In addition, prior to February 15, 2017, the Company may redeem up to 35% of the 2021 Notes with the net proceeds of certain equity offerings at a price of 108.88% plus accrued and unpaid interest, if any. The Company is obligated to offer to repurchase the 2021 Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ:

Financial Instrument	Carrying Value as of December 31, 2015	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$222,757	$—	$196,500	$—
2021 Notes	196,038	—	167,650	—
Total	$418,795	$—	$364,150	$—

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

Deferred Financing Costs

In connection with the Senior Credit Facilities and the 2021 Notes, the Company incurred underwriting fees, agent fees, legal fees and other expenses of approximately $24.6 million and $0.5 million, respectively. The deferred financing costs are reflected as additional issuance costs and amortized as an adjustment of interest expense over the remaining term of the Senior Credit Facilities using the effective interest method.

Future Maturities

The estimated future maturities of the Company’s long-term debt as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$12,550
2017	12,550
2018	12,550
2019	12,550
2020	172,557
Thereafter	200,000
Total future maturities	$422,757

Interest Expense, net

Interest expense, including loss on extinguishment of debt, consisted of the following for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Revolving Credit Facility	$2,190	$1,829	$873
Term Loan Facilities	14,680	16,820	10,313
2021 Notes	17,603	15,926	—
Prior Credit Facility	—	—	765
2015 Notes	—	—	13,960
Amortization of deferred financing costs	2,864	3,691	2,259
Amortization of debt discount	576	462	—
Loss on extinguishment of debt	—	2,373	15,898
Expense allocated to discontinued operations	—	—	41
Other, net	(600)	(183)	21
Interest expense, net	$37,313	$40,918	$44,130

The weighted average interest rate on the Company’s short-term borrowings under its revolving credit facilities during the years ended December 31, 2015 and 2014 was 11.69% and 12.26%, respectively.

Liquidity

As of the date of this Annual Report, the Company expects that cash generated from operating activities combined with available borrowings capacity under the Revolving Credit Facility will be sufficient to fund anticipated working capital, information technology systems investments, scheduled principal and interest repayments and other cash needs for at least the next twelve months, based on historical levels.

Cash receipts improved in the second half of 2015 as the Company increased cash collections and reduced days sales outstanding (“DSO”). The Company’s plan in 2016 is to continue to reduce DSO and tightly manage operating expenses. The covenant is a consolidated first lien net leverage ratio which uses first lien debt net of cash divided by last twelve months Adjusted EBITDA as defined in the Senior Credit Facility. Should DSO rise, or if other unforeseen needs for liquidity develop, or if the Company does not manage cash to ensure compliance with debt covenants, the Company may evaluate financing arrangements to meet its working capital requirements. The Company regularly evaluates market conditions and financing options to improve its current liquidity profile and enhance its financial flexibility. These options may include, but is not limited to, opportunities to raise additional funds through the issuance of various forms of equity and/or debt securities or other instruments, the sale of assets or refinancing all or a portion of the Company’s indebtedness. However, there is no assurance that, if necessary, the Company would be able to raise capital to provide required liquidity.

NOTE 11-- COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Settlement of PBM Services Arbitration Matter

On December 7, 2015, the Company executed a settlement agreement associated with the third party processor it had historically engaged to process PBM Services cash card claims. The settlement agreement fully resolved the PBM Services arbitration matter related to the third party processor’s discontinuation of payments due to the Company. The legal settlement included the Company’s full cash collection of the $6.8 million receivable due to the Company from the unrelated third party processor.

Breach of Contract Litigation in the Delaware Court of Chancery

On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries. The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the case.  Walgreens filed an answering brief on January 11, 2016 and the Defendants filed a reply on January 25, 2016. Oral argument on the motion to dismiss is scheduled for March 11, 2016.  The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against the claims. Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.

McCormack Shareholder Class Action Litigation in the Delaware Court of Chancery

On September 8, 2015, Thomas McCormack (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware against the Company, the Board, and SunTrust Bank (“SunTrust”), as administrative agent, captioned Thomas McCormack v. BioScrip, Inc. et al., C.A. No. 11480-CB, alleging that the adoption of what the Plaintiff referred to as a “Proxy Put” or “Dead Hand Proxy Put” in the Company’s July 31, 2013 credit agreement (the “Credit Agreement”), as amended from time to time, constituted a breach of the Board’s fiduciary duty. Among other things, the Plaintiff sought a declaration that the Proxy Put was invalid, unenforceable, and severable from the Credit Agreement. While the Company and SunTrust deny completely all of the allegations of wrongdoing in the complaint, on October 9, 2015, the requisite lenders approved, and the Company and SunTrust executed, the Fifth Amendment to eliminate the so-called “Dead Hand Proxy Put.” As a result of the amendment, the Plaintiff agreed that his claims were moot, and the Company agreed to pay $130,000 in fees and expenses to the Plaintiff’s counsel. On January 14, 2016, the Court entered a Stipulation and Order (the “Order”) providing that the Plaintiff’s action will be dismissed with prejudice only as to the Plaintiff and the case will be closed. The Court has not passed on the amount of fees and expenses. The Company filed an affidavit notifying the Court of its compliance with the Order, which resulted in the action being dismissed and the case closed.

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

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016.

The Company, Director Defendants and the Officer Defendants deny any allegations of wrongdoing in this lawsuit. The Company and those persons believe all of the claims in this lawsuit are without merit and intend to vigorously defend against these claims. However, there is no assurance that the defense will be successful or that insurance will be available or adequate to fund any settlement, judgment or litigation costs associated with this action. Certain of the defendants have sought indemnification from the Company pursuant to certain indemnification agreements, for which there may be no insurance coverage. Additional similar lawsuits may be filed. The Company is unable to predict the outcome or reasonably estimate a range of possible loss at this time. While no assurance can be given as to the ultimate outcome of this matter, the Company believes that the final resolution of this action is not likely to have a material adverse effect on results of operations, financial position, liquidity or capital resources.

Prior State Regulatory Matter

The Company has accrued an estimate of a potential loss as of December 31, 2015 in connection with a pending regulatory and various other matters related to certain discontinued operations of the Company. The accrual recorded is not a material amount and represents the Company’s best estimate of the exposure.

United States Attorney’s Office for the Southern District of New York and New York State Attorney General investigation

Effective January 8, 2014, the Company entered into the Federal Settlement Agreement with the U.S. Department of Justice (the “DOJ”) and David M. Kester (the “Relator”). The Federal Settlement Agreement represented the federal and private component of the Company’s agreement to settle all civil claims under the False Claims Act and related statutes and all common law claims (collectively, the “Claims”) that could have been brought by the DOJ and Relator in the qui tam lawsuit filed in the Southern District of New York (the “SDNY”) by the Relator relating to the distribution of the Novartis Pharmaceutical Corporation’s product Exjade® (the “Medication”) by the Company’s legacy specialty pharmacy division (the “Legacy Division”) that was divested in May 2012 (the “Civil Action”). Until January 8, 2014, the Company was prohibited from publicly disclosing any information related to the existence of the Civil Action. On January 8, 2014, the Civil Action was unsealed and made public on order of the court. Effective February 11, 2014, the Company entered into the State Settlement Agreements with the Settling States. The State Settlement Agreements represented the state component of the Company’s agreement to settle the Claims that could have been brought by the Settling States that arose out of the Legacy Division’s distribution of the Medication.

With the execution of the Federal Settlement Agreement and the State Settlement Agreements (collectively, the “Settlement Agreements”), the Civil Action has been fully resolved, and the Company also expects to be fully resolved the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against it in the Civil Action have been dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

Under the Settlement Agreements, the Company paid an aggregate of $15.0 million, plus interest (at an annual rate of 3.25%) in three annual payments from January 2014 through January 2016. The Settlement Agreements represented a compromise to avoid the costs, distraction and uncertainty of protracted litigation. The Settlement Agreements do not include any admission of wrongdoing, illegal activity, or liability by the Company or its employees, directors, officers or agents.

During the year ended December 31, 2013, the Company included in its results of discontinued operations an accrual of $15.0 million in connection with the government’s investigation regarding certain operations of the Legacy Division. In January 2016, the Company paid $6.2 million, including interest, related to the Settlement Agreements and $0.2 million of fees to the Relator.

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
On September 25, 2015, the parties entered mediation concerning all pending claims. In October 2015, the parties reached an agreement in principle to settle all claims in the action (the “Proposed Settlement”), the terms and conditions of which were filed with the SDNY on December 18, 2015. The Company has agreed to the Proposed Settlement without any admission of liability or wrongdoing and solely in order to avoid the costs, distraction, and uncertainty of litigation.
On February 11, 2016, the Court granted preliminary approval for the settlement, certified a class of plaintiffs for settlement only, approved of the form of and mailing of notice to the stockholder class, and scheduled a final fairness hearing for June 13, 2016. The Proposed Settlement remains subject to final court approval. Until final approval is obtained and until any other conditions precedent in the Proposed Settlement are completed or satisfied, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the Proposed Settlement.
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

As of December 31, 2015, future minimum lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases	Total
2016	$8,271	$122	$8,393
2017	7,267	62	7,329
2018	5,284	11	5,295
2019	3,048	—	3,048
2020	1,565	—	1,565
2021 and Thereafter	1,111	—	1,111
Total Future Minimum Lease Payments	$26,546	$195	$26,741

Rent expense for leased facilities and equipment was approximately $7.2 million, $7.6 million and $7.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Purchase Commitments

As of December 31, 2015, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $38.5 million in 2016.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 12-- OPERATING AND REPORTABLE SEGMENTS

As noted within Note 6 - Discontinued Operations, the Company completed the disposal of the PBM Business (and reporting segment) on August 27, 2015. As a result of this disposal, Infusion Services is the only remaining operating segment. On an ongoing basis the Company will no longer report operating segments until a change in the business facilitates the need to do so.

NOTE 13-- CONCENTRATION OF RISK

Customer and Credit Concentration Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 24%, 22% and 22% of revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Medicare accounted for 10%, 11% and 11% of revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Therapy Revenue Concentration Risk

The Company sells products related to the Immune Globulin (IG) therapy, which represented 17%, 17%, and 19% of revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 14-- INCOME TAXES

The Company’s federal and state income tax provision (benefit) from continuing operations is summarized in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current
Federal	$—	$(886)	$(866)
State	(76)	(41)	(1,412)
Total current	(76)	(927)	(2,278)
Deferred
Federal	(18,293)	9,951	3,281
State	(3,163)	2,169	257
Total deferred	(21,456)	12,120	3,538
Total tax provision (benefit)	$(21,532)	$11,193	$1,260

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves not currently deductible	$27,467	$28,387
Net operating loss carryforwards	91,350	65,097
Goodwill and intangibles (tax deductible)	34,983	8,458
Accrued expenses	654	32
Property basis differences	1,021	301
Stock based compensation	8,245	8,201
Other	715	610
Total deferred tax assets	164,435	111,086
Deferred tax liabilities:
Indefinite-lived goodwill and intangibles	(236)	(18,118)
Less: valuation allowance	(164,435)	(111,086)
Net deferred tax liability	(236)	(18,118)
Deferred taxes	$(236)	$(18,118)

The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $164.4 million and $111.1 million, was required as of December 31, 2015 and 2014, respectively. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2015, the Company had federal net operating loss (“NOL”) carryforwards of approximately $243.0 million, of which $18.4 million is subject to an annual limitation, which will begin expiring in 2026 and later.  Of the Company’s $243.0 million federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants.  The Company has post-apportioned state NOL carryforwards of approximately $322.7 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) provision at statutory rate	$(113,736)	$(48,554)	$(24,633)
State tax (benefit) provision, net of federal taxes	(8,356)	(3,959)	(3,239)
Valuation allowance changes affecting income tax expense	57,023	63,641	29,805
Change in tax contingencies	(37)	(109)	(1,157)
Non-deductible transaction costs	—	—	317
Goodwill impairment	43,362	—	—
Other	212	174	167
Tax provision (benefit)	$(21,532)	$11,193	$1,260

As of December 31, 2015, the Company had $1.1 million of gross unrecognized tax benefits, of which $0.1 million, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits balance at January 1,	$1,096	$1,172	$2,754
Lapse of statute of limitations	(29)	(76)	(1,582)
Unrecognized tax benefits balance at December 31,	$1,067	$1,096	$1,172

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the Consolidated Statements of Operations.  As of December 31, 2015 and 2014, the Company had approximately $0.1 million and $0.1 million of accrued interest related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal, state and local jurisdictions.  The Company’s uncertain tax positions are related to tax years that remain subject to examination.  As of December 31, 2015, U.S. tax returns for the years 2011 through 2014 remain subject to examination by federal tax authorities.  Tax returns for the years 2010 through 2014 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 15-- STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options, non-qualified stock options , stock appreciation rights (“SARs”), restricted stock grants, restricted stock units, performance shares and performance units to key employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors.

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

As of December 31, 2015, there were 1,240,811 shares that remained available for grant under the 2008 Plan.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP Plan is administered by the Compensation Committee. The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP.

As of December 31, 2015, there were 564,441 shares that remained available for grant under the ESPP. During the year ended December 31, 2015, the ESPP’s third-party service provider purchased 185,559 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP, and the Company recorded $0.1 million of expense related to the ESPP.

BioScrip/CHS Equity Plan

In connection with the May 8, 2014 amendment to the 2008 Plan noted above, the Company determined to cease issuance of awards under the BioScrip/CHS 2006 Equity Incentive Plan. As of December 31, 2015, no shares remained available under the BioScrip/CHS Plan.

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

Option expense is amortized on a straight-line basis over the requisite service period. The Company recognized compensation expense related to stock options of $4.8 million, $6.9 million, and $6.0 million, in the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2015, 2014 and 2013 was $2.25, $4.32, and $6.24, respectively. The fair value of stock options granted was estimated on the date of grant using a binomial model for grants issued through June 30, 2015 and a Black-Scholes option-pricing model for grants issued beginning July 1, 2015. The assumptions used to compute the fair value of options for the years ending December 31, 2015, 2014 and 2013 were:

	2015	2014	2013
Expected volatility	62.3%	61.0%	61.8%
Risk-free interest rate	2.20%	2.50%	2.13%
Expected life of options	8.9 years	5.7 years	5.5 years
Dividend rate	—	—	—

A summary of stock option activity for the Equity Compensation Plans through December 31, 2015 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2014	6,837,006	$7.65	$4,150	7.4 years
Granted	1,436,500	$3.02
Exercised	(600)	$2.73
Forfeited and expired	(1,637,309)	$8.42
Balance at December 31, 2015	6,635,597	$6.46	$2	5.8 years
Outstanding options less expected forfeitures at December 31, 2015	6,335,391	$6.51	$2	5.7 years
Exercisable at December 31, 2015	4,384,108	$7.05	$2	4.2 years

Cash received from option exercises under share-based payment arrangements for the years ended December 31, 2015, 2014, and 2013 was $1.6 thousand, $1.5 million, and $2.5 million, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2015 expire on various dates ranging from March 2016 through September 2025. The following table outlines our outstanding and exercisable stock options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.71 - $4.13	1,567,250	$2.66	8.0 years	348,250	$2.47
$4.14 - $8.25	3,885,681	$6.51	5.0 years	3,110,026	$6.34
$8.26- $12.38	762,500	$10.39	5.5 years	619,168	$10.25
$12.39 - $14.44	412,166	$12.91	6.0 years	301,331	$12.9
$14.45 - $18.57	8,000	$16.63	7.6 years	5,333	$16.63
All options	6,635,597	$6.46	5.8 years	4,384,108	$7.05

As of December 31, 2015 there was $4.3 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the years December 31, 2015, 2014 and 2013 was $1.5 thousand, $0.6 million, and $3.8 million, respectively.

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

The Company recognized compensation expense related to restricted stock awards of $0.4 million, $1.6 million, and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

A summary of restricted stock award activity through December 31, 2015 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period
Balance at December 31, 2014	179,997	$9.31	0.4 years
Granted	68,000	$3.55
Awards Vested	(147,000)	$4.92
Canceled	(50,999)	$11.77
Balance at December 31, 2015	49,998	$11.89	2.2 years

As of December 31, 2015, there was no unrecognized compensation expense related to unvested restricted stock awards. The total grant date fair value of awards vested during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $3.5 million, and $0.5 million, respectively.  The total fair value of restricted stock awards vested during the years December 31, 2015, 2014 and 2013 was $0.5 million, $2.0 million, and $0.5 million, respectively.

Performance Units

Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee will establish the terms and conditions of any performance units granted, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million with respect to performance units for any given year. As of December 31, 2015, no performance units have been granted under the 2008 Plan.

Stock Appreciation Rights

The Company has outstanding cash-based phantom stock appreciation rights (“SARs”), which are independent of the Company's 2008 Equity Incentive Plan, with respect to 300,000 shares of the Company's common stock. The SARs vest in three equal annual installments and will fully vest in connection with a change of control (as defined in the grantee’s employment agreement). The SARs may be exercised, in whole or in part, to the extent each SAR has been vested and will receive in cash the amount by which the closing stock price on the exercise date exceeds the Grant Price, if any. Upon the exercise of any SARs, as soon as practicable under the applicable federal and state securities laws, the grantee may be required to use the net after-tax proceeds of such exercise to purchase shares of the Common Stock from the Company at the closing stock price of the Common Stock on that date and hold such shares of Common Stock for a period of not less than one year from the date of purchase, except that the grantee will not be required to purchase any shares of Common Stock if the SAR is exercised on or after a change of control of the Company. The grantee’s right to exercise the SAR will expire on the earliest of (1) the tenth anniversary of the grant date, or (2) under certain conditions as a result of termination of the grantee’s employment.

A summary of SAR activity through December 31, 2015 was as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Recognition Period
Balance at December 31, 2014	320,000	$6.65	0.3 years
Granted	—	$—
Exercised	—	$—
Canceled	(20,000)	$9.16
Balance at December 31, 2015	300,000	$6.48	0.0 years

The SARs are recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets.  Compensation expense (benefit) related to the SARs for the year ended December 31, 2015, 2014 and 2013 was $(913) thousand, $(20) thousand and $(48) thousand.   As of December 31, 2015 all outstanding SARs were fully vested. In addition, because they are settled with cash, the fair value of the SAR awards is revalued on a quarterly basis. During the years ended December 31, 2015, 2014 and 2013, the Company did not paid cash related to the exercise of SAR awards.

NOTE 16-- DEFINED CONTRIBUTION PLAN

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 100% of their salary, subject to Internal Revenue Service limits, and the Company may make a discretionary matching contribution. The Company recorded matching contributions in other operating expense, and general and administrative expenses in the Consolidated Statements of Operations of $1.3 million, $1.6 million and $0.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 17-- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of unaudited quarterly financial information for the years ended December 31, 2015 and 2014 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2015
Revenue	$244,357	$246,897	$247,224	$243,745
Gross profit	64,955	64,818	65,233	65,909
Loss from continuing operations, before income taxes	(15,367)	(264,822)	(28,791)	(15,980)
Net loss from discontinued operations, net of income taxes	(2,379)	94	7,457	(1,451)
Net loss	$(19,674)	$(244,807)	$(16,783)	$(18,443)

Loss per share from continuing operations, basic and diluted	$(0.28)	$(3.62)	$(0.38)	$(0.28)
Loss per share from discontinued operations, basic and diluted	(0.03)	—	0.11	(0.02)
Loss per share, basic and diluted	$(0.31)	$(3.62)	$(0.27)	$(0.30)

Year ended December 31, 2014
Revenue	$221,341	$230,111	$231,458	$239,744
Gross profit	62,139	62,249	62,687	63,678
Loss from continuing operations, before income taxes	(23,606)	(17,221)	(37,274)	(60,626)
Net income (loss) from discontinued operations, net of income taxes	1,783	466	494	(291)
Net loss	$(25,314)	$(19,818)	$(38,710)	$(63,626)

Loss per share from continuing operations, basic and diluted	$(0.40)	$(0.30)	$(0.57)	$(0.92)
Income (loss) per share from discontinued operations, basic and diluted	0.03	0.01	0.01	—
Loss per share, basic and diluted	$(0.37)	$(0.29)	$(0.56)	$(0.92)

With the sale of the PBM Business on August 27, 2015 and Home Health Business on March 31, 2014 (see Note 6 - Discontinued Operations), all prior period financial statements have been reclassified to include the PBM Business and Home Health Business as discontinued operations.

NOTE 18-- SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after December 31, 2015. During this period, the Company had no material subsequent events requiring recognition in the consolidated financial statements.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) were effective as of December 31, 2015.

(b) Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting was designed and operated effectively as of December 31, 2015.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, and has issued their report which is included in Item 8 of this Annual Report.

(c) Prior Material Weaknesses

Based on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, management identified three material weaknesses, consisting of a material weakness in (i) internal control over financial reporting related to the establishment of accounts receivable related reserves and the timely recognition of bad debt expense, (ii) internal control over significant and unusual transactions and (iii) general information technology controls (“GITC”).

In order to remediate the material weakness related to establishment of accounts receivable related reserves, we developed a new methodology to estimate required reserves and have done extensive analysis of the periods prior to and after the disruption period that occurred related to the acquisition integration particularly in merged markets where facilities, work teams and information systems were consolidated. The new methodology and controls over establishment of accounts receivable related reserves was used to establish reserves as of December 31, 2015. As a result of these actions and the related controls and testing, management concluded that the material weakness over establishment of accounts receivable related reserves was remediated as of September 30, 2015. In addition, action was taken by management to further segregate access to data and information technology systems to address the material weakness in GITC. As a result of these management actions and the related controls validation testing, management concluded that the material weakness in GITC was remediated as of June 1, 2015. To address the material weakness in relation to significant and unusual transactions, management hired appropriately qualified personnel and utilized expertise of a third-party accounting firm on certain matters. As a result of these actions and the related controls and testing, management concluded that the material weakness over establishment of accounting for significant and unusual transactions was remediated as of June 1, 2015.

During the year ended December 31, 2015, we remediated the three material weaknesses reported in the 2014 Annual Report on Form 10-K.

(d) Inherent Limitations on Control Systems

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

(e) Changes in Internal Control over Financial Reporting

All material weaknesses previously identified in the 2014 Annual Report on Form 10-K had been remediated by September 30, 2015. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.:
We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
March 3, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2016 in connection with our 2016 Annual Meeting of Stockholders.

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
		(1)
2.2	Stock Purchase Agreement, dated as of December 12, 2012, by and among HomeChoice Partners, Inc., DaVita HealthCare Partners Inc., Mary Ann Cope, R.Ph., Kathy F. Puglise, RN, CRNI, Joseph W. Boyd, R.Ph., Barbara J. Exum, PharmD and the Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(2)
2.3	Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC (“CarePoint”), the direct and indirect subsidiaries of CarePoint, and the members of CarePoint. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(3)
2.4	Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identified on the signature pages thereto, the Company and LHC Group, Inc. (the “Stock Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(4)
2.5	Amendment No. 1, dated as of March 31, 2014, to the Stock Purchase Agreement. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(5)
2.6	Asset Purchase Agreement, dated August 9, 2015, by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc.	(6)
3.1	Second Amended and Restated Certificate of Incorporation.	(7)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(8)
3.3	Certificate of Designations for Series A Convertible Preferred Stock.	(9)
3.4	Amended and Restated By-Laws.	(10)
4.1	Specimen Common Stock Certificate.	(11)
4.2	Warrant Agreement, dated as of March 25, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(12)
4.3	Form of Cash-only Stock Appreciation Right Agreement.	(13)
4.4	Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	(14)
4.5	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.8)	(15)

4.6	Registration Rights Agreement, dated as of March 9, 2015, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”).	(16)
4.7	Form of Subscription Rights Certificate.	(17)
4.8	Form of Certificate Representing Series A Convertible Preferred Stock.	(18)
4.9	Warrant Agreement, dated July 28, 2015, by and between the Company and the American Stock Transfer & Trust Company, LLC.	(19)
10.1†	MIM Corporation Amended and Restated 2001 Incentive Stock Plan.	(20)
10.2†	Amendment to BioScrip, Inc. 2001 Incentive Stock Plan.	(21)
10.3†	Amended and Restated BioScrip, Inc. 2008 Equity Incentive Plan.	(22)
10.4†	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(23)
10.5†	Employee Stock Purchase Plan.	(24)
10.6†	First Amendment to Employee Stock Purchase Plan.	(25)
10.7†	Form of Restricted Stock Grant Certificate.	(26)
10. 8†	Form of Stock Option Agreement.	(27)
10.9†	Form of Market-Based Cash Award Agreement.	(28)
10.10†	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.	(29)
10.11†	Amended and Restated Employment Agreement, dated as of November 25, 2013, by and between the Company and Richard M. Smith.	(30)
10.12†	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.	(31)
10.13†	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.	(32)
10.14†	Amendment, dated April 2, 2015, to the Employment Offer Letter by and between the Company and Brian Stiver.	(33)
10.15†	Employment Offer Letter, dated December 1, 2013, by and between the Company and Karen Cain.	(34)
10.16†	Employment Offer Letter, dated as of April 26, 2015, by and between the Company and Jeffrey M. Kreger.	(35)
10.17	Form of Indemnification Agreement.	(36)
10.18	Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (the “Administrative Agent”).	(37)
10.19	First Amendment to Credit Agreement, dated as of December 23, 2013, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(38)
10.20	Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(39)
10.21	Third Amendment to Credit Agreement, dated as of March 1, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(40)
10.22	Fourth Amendment to Credit Agreement, dated as of August 6, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(41)
10.23	Fifth Amendment to Credit Agreement, dated as of October 9, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(42)
10.24	Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of the Administrative Agent.	(43)

10.25#	Prime Vendor Agreement dated as of July 1, 2009, between AmerisourceBergen Drug Corporation, the Company and the other parties thereto (the “Prime Vendor Agreement”).	(44)
10.26	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement.	(45)
10.27#	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(46)
10.28#	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(47)
10.29#	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(48)
10.30#	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(49)
10.31	Stockholders' Agreement, dated as of January 24, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C. (the “Stockholders’ Agreement”).	(50)
10.32	Amendment No. 1 to the Stockholders’ Agreement, dated as of March 8, 2013, by and between the Company and Kohlberg Investors.	(51)
10.33	Amendment No. 2 to the Stockholders’ Agreement, dated as of March 14, 2013, by and between the Company and Kohlberg Investors.	(52)
10.34	Amendment No. 3 & Waiver to the Stockholders’ Agreement, dated as of August 13, 2013, by and between the Company and Kohlberg Investors.	(53)
10.35	Amendment No. 4 & Waiver to the Stockholders’ Agreement, dated as of March 26, 2014, by and between the Company and Kohlberg Investors.	(54)
10.36	Indemnification Agreement, dated as of April 3, 2013, by and among the Company and the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(55)
10.37	Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester.	(56)
10.38	Investor Agreement, dated as of February 6, 2015, by and among the Company, Cloud Gate Capital LLC and DSC Advisors, LLC.	(57)
10.39	Securities Purchase Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors.	(58)
10.40	Warrant Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors.	(59)
10.41	Addendum to the Warrant Agreement, dated as of March 23, 2015, by and among the Company and the PIPE Investors.	(60)
10.42	Memorandum of Understanding, dated as of April 30, 2015, by and among the Company and the parties to In re Bioscrip, Inc. Stockholder Litigation.	(61)
12 *	Computation of Ratio of Earnings to Fixed Charges
21.1 *	List of Subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm.
23.2 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2013, SEC File Number 000-28740.
(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 18, 2013, SEC File Number 000-28740.
(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(5)	Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on April 1, 2014, SEC File Number 000-28740.
(6)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 10, 2015, SEC File Number 000-28740.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2005, SEC File Number 000-28740.
(8)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 10, 2010, SEC File Number 000-28740.
(9)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(10)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2011, SEC File Number 000-28740.
(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 31, 2006, SEC File Number 000-28740.
(12)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(13)	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on March 16, 2011, SEC File Number 000-28740.
(14)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(15)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(16)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(17)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on May 28, 2015, SEC File No. 333-202631.
(18)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 10, 2015, SEC File No. 333-202631.
(19)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 28, 2015, SEC File Number 000-28740.
(20)	Incorporated by reference to the definitive proxy statement filed on April 30, 2003, SEC File Number 000-28740.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2011, SEC File Number 000-28740.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2014, SEC File Number 000-28740.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(24)	Incorporated by reference to the definitive proxy statement filed on April 2, 2013, SEC File Number 000-28740.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2015, SEC File Number 000-28740.
(26)	Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed on filed on May 16, 2008.
(27)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 2, 2015, SEC File Number 000-28740.
(28)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 10, 2015, SEC File Number 000-28740.
(29)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(31)	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K/A filed on June 6, 2014, SEC File Number 000-28740.
(32)	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K/A filed on June 6, 2014, SEC File Number 000-28740.
(33)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 8, 2015, SEC File Number 000-28740.
(34)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 2, 2015, SEC File Number 000-28740.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2015, SEC File Number 000-28740.
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013, SEC File Number 000-28740.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(39)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(40)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2015, SEC File Number 000-28740.

(41)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2015, SEC File Number 000-28740.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2015, SEC File Number 000-28740.
(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(44)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on December 2, 2009, SEC File Number 000-28740.
(45)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 3, 2010, SEC File Number 000-28740.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(48)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(49)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2012, SEC File Number 000-28740.
(50)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(51)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(52)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(53)	Incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on August 19, 2013, SEC File Number 000-28740.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2014, SEC File Number 000-28740.
(55)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2013, SEC File Number 000-28740.
(56)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2014, SEC File Number 000-28740.
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2015, SEC File Number 000-28740.
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(59)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(60)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on March 24, 2015, SEC File Number 000-28740.
(61)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2015, SEC File Number 000-28740.

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2016.

BIOSCRIP, INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Richard M. Smith Richard M. Smith	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2016

/s/ Jeffrey M. Kreger Jeffrey M. Kreger	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2016

/s/ C. Britt Jeffcoat C. Britt Jeffcoat	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2016

/s/ Myron Z. Holubiak Myron Z. Holubiak	Non-Executive Chairman of the Board	March 3, 2016

/s/ David Golding David Golding	Director	March 3, 2016

/s/ Michael Goldstein Michael Goldstein	Director	March 3, 2016

/s/ R.Carter Pate R.Carter Pate	Director	March 3, 2016

/s/ Tricia Huong Thi Nguyen Tricia Huong Thi Nguyen	Director	March 3, 2016

/s/ Christopher Shackelton Christopher Shackelton	Director	March 3, 2016

Bioscrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$20,760	$(22,541)	$19,516	$17,735
Year ended December 31, 2014
Allowance for doubtful accounts	$17,735	$(30,877)	$79,547	$66,405
Year ended December 31, 2015
Allowance for doubtful accounts	$66,405	$(47,758)	$41,042	$59,689

(Exhibits being filed with this Annual Report on Form 10-K)

12	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.