Form 10-Q
period 2016-03-31
BioScrip, Inc.
filed 2016-05-06
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

On May 2, 2016, there were 68,780,241 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,051	$15,577
Receivables, less allowance for doubtful accounts of $56,805 and $59,689 as of March 31, 2016 and December 31, 2015, respectively	101,770	97,353
Inventory	29,116	42,983
Prepaid expenses and other current assets	19,908	27,772
Total current assets	158,845	183,685
Property and equipment, net	30,484	31,939
Goodwill	308,729	308,729
Intangible assets, net	4,306	5,128
Other non-current assets	1,130	1,161
Total assets	$503,494	$530,642
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$32,201	$24,380
Accounts payable	53,082	65,077
Amounts due to plan sponsors	3,812	3,491
Accrued interest	2,268	6,898
Accrued expenses and other current liabilities	44,329	52,918
Total current liabilities	135,692	152,764
Long-term debt, net of current portion	391,729	393,741
Deferred taxes	410	236
Other non-current liabilities	2,099	1,861
Total liabilities	529,930	548,602
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 635,822 shares issued and outstanding as of March 31, 2016 and December 31, 2015; and, $71,701 and $69,702 liquidation preference as of March 31, 2016 and December 31, 2015, respectively	65,088	62,918
Stockholders’ deficit
Preferred stock, $.0001 par value; 4,175,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 71,441,664 and 71,421,664 shares issued and 68,780,241 and 68,767,613 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	8	8
Treasury stock, 2,661,423 and 2,654,051 shares, at cost, as of March 31, 2016 and December 31, 2015, respectively	(10,754)	(10,737)
Additional paid-in capital	530,671	531,764
Accumulated deficit	(611,449)	(601,913)
Total stockholders’ deficit	(91,524)	(80,878)
Total liabilities and stockholders’ deficit	$503,494	$530,642

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net revenue	$238,462	$244,357
Cost of revenue (excluding depreciation expense)	174,230	179,402
Gross profit	64,232	64,955

Other operating expenses	39,658	41,615
Bad debt expense	7,591	8,346
General and administrative expenses	11,051	11,699
Restructuring, integration, and other expenses, net	2,667	3,704
Depreciation and amortization expense	4,538	5,794
Loss from continuing operations	(1,273)	(6,203)
Interest expense, net	9,412	9,163
Gain on sale of property and equipment	(939)	—
Loss from continuing operations, before income taxes	(9,746)	(15,366)
Income tax provision	23	1,928
Loss from continuing operations, net of income taxes	(9,769)	(17,294)
Income (loss) from discontinued operations, net of income taxes	233	(2,379)
Net loss	(9,536)	(19,673)
Accrued dividends on preferred stock	(1,998)	(453)
Deemed dividends on preferred stock	(172)	(1,164)
Loss attributable to common stockholders	$(11,706)	$(21,290)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.17)	$(0.28)
Loss from discontinued operations, basic and diluted	—	(0.03)
Loss per common share, basic and diluted	$(0.17)	$(0.31)

Weighted average common shares outstanding, basic and diluted	68,771	68,637

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,536)	$(19,673)
Less: income (loss) from discontinued operations, net of income taxes	233	(2,379)
Loss from continuing operations, net of income taxes	(9,769)	(17,294)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash (used in) operating activities:
Depreciation and amortization	4,538	5,794
Amortization of deferred financing costs and debt discount	1,003	780
Change in fair value of contingent consideration	51	21
Change in deferred income taxes	174	1,927
Compensation under stock-based compensation plans	1,474	1,657
Gain on sale of property and equipment	(939)	—
Changes in assets and liabilities:
Receivables, net of bad debt expense	(4,417)	799
Inventory	13,867	(4,666)
Prepaid expenses and other assets	7,897	(854)
Accounts payable	(11,995)	995
Amounts due to plan sponsors	321	(1,511)
Accrued interest	(4,630)	(4,585)
Accrued expenses and other liabilities	(2,548)	(9,689)
Net cash (used in) operating activities from continuing operations	(4,973)	(26,626)
Net cash (used in) operating activities from discontinued operations	(5,989)	(1,421)
Net cash (used in) operating activities	(10,962)	(28,047)
Cash flows from investing activities:
Purchases of property and equipment, net	(2,429)	(2,066)
Proceeds from sale of property and equipment	1,106	—
Net cash (used in) investing activities	(1,323)	(2,066)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	58,951
Deferred and other financing costs	—	(1,218)
Borrowings on revolving credit facility	21,000	74,963
Repayments on revolving credit facility	(13,000)	(79,963)
Principal payments of long-term debt	(3,137)	—
Repayments of capital leases	(51)	(114)
Other	(53)	—
Net cash provided by financing activities	4,759	52,619
Net change in cash and cash equivalents	(7,526)	22,506
Cash and cash equivalents - beginning of period	15,577	740
Cash and cash equivalents - end of period	$8,051	$23,246
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,143	$13,748
Cash paid during the period for income taxes	$13	$528

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2015 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission. These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2016 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the Audited Consolidated Financial Statements included in the Annual Report.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

With the sale of the PBM Services segment (the “PBM Business”) in 2015 and the Company’s Home Health Services segment (the “Home Health Business”) in 2014, all prior period financial statements have been reclassified to include the PBM Business and Home Health Business as discontinued operations, along with other reclassifications, as further described in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2015.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$21,183	$10,717	$31,900	$19,944	$11,369	$31,313
Commercial	92,194	22,237	114,431	94,477	20,213	114,690
Patient	7,081	5,163	12,244	5,014	6,025	11,039
Gross accounts receivable	$120,458	$38,117	158,575	$119,435	$37,607	157,042
Allowance for doubtful accounts			(56,805)			(59,689)
Net accounts receivable			$101,770			$97,353

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is still assessing the impact of this new standard on its financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently still assessing the impact of this new standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 in the accompanying consolidated financial statements on a retrospective basis. As of March 31, 2016, we have $3.4 million and $11.6 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt. As of December 31, 2015, we had $3.3 million and $12.6 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

In April 2015, the FASB issued ASU 2015-05—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have a significant impact on the Company’s results of operations.

In February 2015, the FASB issued ASU 2015-02—Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments of this update in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company adopted this guidance and it did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.   In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted.  The Company is still assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

NOTE 2--	LOSS PER SHARE

The Company presents basic and diluted loss per share for its common stock, par value $0.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and Series A convertible preferred stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A Convertible Preferred Stock are determined using the “if converted” method.

The Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), is considered a participating security, which means the security may participate in undistributed earnings with Common Stock. The holders of the Series A Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of Common Stock were to receive dividends. The Company is required to use the two-class method when computing loss per share when it has a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted loss per share for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Loss from continuing operations, net of income taxes	$(9,769)	$(17,294)
Income (loss) from discontinued operations, net of income taxes	233	(2,379)
Net loss	$(9,536)	$(19,673)
Accrued dividends on preferred stock	(1,998)	(453)
Deemed dividend on preferred stock	(172)	(1,164)
Loss attributable to common stockholders	$(11,706)	$(21,290)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	68,771	68,637

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.17)	$(0.28)
Loss from discontinued operations, basic and diluted	—	(0.03)
Loss per common share, basic and diluted	$(0.17)	$(0.31)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2016 and 2015 excludes the effect of securities issued in connection with the PIPE Transaction and the Rights Offering (see Note 3 - Stockholders’ Deficit), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders. The computation of diluted shares for three months ended March 31, 2016 and 2015, excludes the effect of 17.5 million and 10.8 million shares, respectively, of securities issued in connection with the PIPE Transaction and the Rights Offering, as well as the stock options and restricted stock awards as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 3 -- STOCKHOLDERS’ DEFICIT

Securities Purchase Agreement

On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners L.P., a Delaware limited partnership, Coliseum Capital Partners II, L.P., a Delaware limited partnership, and Blackwell Partners, LLC, Series A, a Georgia limited liability company (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00 (the “PIPE Preferred Shares”), (b) 1,800,000 PIPE Class A warrants (the “Class A Warrants”), and (c) 1,800,000 PIPE Class B warrants (the “Class B

Warrants” and, together with Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the PIPE Preferred Shares is $5.17. The PIPE Warrants may be exercised to acquire shares of Common Stock. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015, with the PIPE Investors, the PIPE Investors paid the Company $0.5 million in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants relating to, among other things, information rights, the Company’s financial reporting, tax matters, listing compliance under the NASDAQ Global Market, and potential requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended to make a notice filing with respect to the exercise of the PIPE Warrants.

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

1 The fair value of the Series A Preferred Stock representing the PIPE Preferred Shares was determined using a binomial lattice model using the following assumptions: volatility of 55%, risk-free rate of 0.92%, and a dividend rate of 11.5%. The model also utilized various assumptions about the time to maturity and conditions under which conversion features would be exercised.

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

As of March 31, 2016, the Liquidation Preference of the Series A Preferred Stock issued in the PIPE Transaction (i.e. the PIPE Preferred Shares) was approximately $70.5 million. As of March 31, 2016, the Liquidation Preference of the Series A Preferred Stock issued in the Rights Offering (as described below) was approximately $1.2 million.

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

The following sets forth the initial carrying value of the PIPE Preferred Shares which is classified as temporary equity (mezzanine equity) on the Consolidated Balance Sheet (in thousands):

Carrying Value
PIPE Preferred Shares:	March 9, 2015
Issuance date liquidation preference	$62,500
Discount related to warrant value [1]	(3,145)
Discount related to beneficial conversion feature [2]	(3,145)
Discount related to issuance costs [3]	(3,830)
Initial carrying value of PIPE Preferred Shares	$52,380

1 The discount related to the PIPE Warrants represents the difference between the redemption value of the PIPE Preferred Shares and its allocated proceeds. The discount is accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

2 The value assigned to the Beneficial Conversion Feature (BCF) reflects the difference between the initial fair value assigned to the PIPE Preferred Shares and the conversion value. The BCF value is accreted over the period from issuance date to first date conversion to common shares may take place and is presented as a deemed dividend on the Statement of Operations.

3 The Company incurred issuance costs of $4.0 million associated with the PIPE Transaction. The issuance costs were allocated to the PIPE Preferred Shares and PIPE Warrants based on the relative fair value of each instrument or $3.8 million and $0.2 million, respectively. The issuance costs are accreted over the period from issuance to first available redemption and are presented as a deemed dividend on the Statement of Operations.

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

The Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors that, among other things and subject to certain exceptions, requires the Company, upon the request of the holders of the Series A Preferred Stock to register the Common Stock of the Company issuable upon conversion of the PIPE Preferred Shares or exercise of the PIPE Warrants. Pursuant to the terms of the Registration Rights Agreement, the costs incurred in connection with such registrations will be borne by the Company. As provided under the Registration Rights Agreement, the Company on April 1, 2016 filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), to register, among other things, the Common Stock of the Company issuable upon conversion of the PIPE Preferred Shares or exercise of the PIPE Warrants (see Note 11 - Subsequent Events).

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

Carrying Value of Series A Preferred Stock

As of March 31, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2016. The following table sets forth the activity recorded during the three months ended March 31, 2016 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transactions and the Rights Offering.

Series A Preferred Stock carrying value at December 31, 2015	$62,918
Accretion of discount related to issuance costs	172
Dividends recorded through March 31, 2016 [1]	1,998
Series A Preferred Stock carrying value March 31, 2016	$65,088

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

NOTE 4--DISCONTINUED OPERATIONS

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

The operating results included in discontinued operations for the three months ended March 31, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$17,324
Gross profit	$—	$3,636
Other operating expenses, net	(383)	6,041
Bad debt expense	—	(26)
Income (loss) before income taxes	383	(2,379)
Income tax provision	150	—
Total income (loss) from discontinued operations, net of income taxes	$233	$(2,379)

NOTE 5-- RESTRUCTURING, INTEGRATION, AND OTHER EXPENSES, NET

Restructuring, integration and other expenses, net include non-operating costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Restructuring, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Restructuring expense	$2,254	$3,463
Integration expense	362	220
Change in fair value of contingent consideration	51	21
Total restructuring, integration, and other expense, net	$2,667	$3,704

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

NOTE 6--DEBT

As of March 31, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving Credit Facility	$23,000	$15,000
Term Loan Facilities	219,620	222,757
2021 Notes, net of unamortized discount	196,191	196,038
Capital leases	137	189
Less: Deferred financing costs	(15,018)	(15,863)
Total Debt	423,930	418,121
Less: Current portion	32,201	24,380
Long-term debt, net of current portion	$391,729	$393,741

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

On December 23, 2013, the Company entered into the First Amendment to the Senior Credit Facilities (the “First Amendment”) pursuant to which the Company obtained the required consent of the Lenders to enter into the Settlement Agreements (see Note 7 - Commitments and Contingencies) and to begin making payments, in accordance with the payment terms, on the settlement amount of $15.0 million.

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

As of March 31, 2016, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 7.75% and 6.50%, respectively. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

In connection with the PIPE Transaction (see Note 3 - Stockholder’s Deficit), the Company was required to use at least 75% of the net proceeds for the repayment of outstanding indebtedness. The Company repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest from those proceeds. In addition, the Company repaid $22.7 million of the Revolving Credit facility indebtedness from the net proceeds from the sale of the PBM business.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

As of March 31, 2016, the Company had an outstanding amount of $23.0 million drawn down and borrowing capacity of $46.6 million (or borrowing capacity of $31.6 million to remain subject to the alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $5.4 million.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of March 31, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of March 31, 2016	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$219,620	$—	$197,658	$—
2021 Notes	196,191	166,272	—	—
Total	$415,811	$166,272	$197,658	$—

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

NOTE 7--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Breach of Contract Litigation in the Delaware Court of Chancery

On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries (the “2012 Purchase Agreement”). The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the complaint, asserting, among other things, that the claims raised in Walgreens’ complaint were subject to the alternative dispute resolution procedure contained in the 2012 Purchase Agreement. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. The Company continues to believe that Walgreens’ claims are without merit and intends to vigorously defend itself against them. Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.

McCormack Shareholder Class Action Litigation in the Delaware Court of Chancery

On September 8, 2015, Thomas McCormack (the “Plaintiff”) filed a complaint in the Court of Chancery of the State of Delaware against the Company, the Board, and SunTrust Bank (“SunTrust”), as administrative agent, captioned Thomas McCormack v. BioScrip, Inc. et al., C.A. No. 11480-CB, alleging that the adoption of what the Plaintiff referred to as a “Proxy Put” or “Dead Hand Proxy Put” in the Company’s July 31, 2013 credit agreement (the “Credit Agreement”), as amended from time to time, constituted a breach of the Board’s fiduciary duty. Among other things, the Plaintiff sought a declaration that the Proxy Put was invalid, unenforceable, and severable from the Credit Agreement. While the Company and SunTrust deny completely all of the allegations of wrongdoing in the complaint, on October 9, 2015, the requisite lenders approved, and the Company and SunTrust executed, the Fifth Amendment to eliminate the so-called “Dead Hand Proxy Put.” As a result of the amendment, the Plaintiff agreed that his claims were moot, and the Company agreed to pay $130,000 in fees and expenses to the Plaintiff’s counsel. On January 14, 2016, the Court entered a Stipulation and Order (the “Order”) providing that the Plaintiff’s action will be dismissed with prejudice only as to the Plaintiff and the case will be closed. The Court did not rule or opine on the amount of fees and expenses. Pursuant to the Order, the Company publicly disclosed the proposed resolution of the action on January 20, 2016, and on January 21, 2016, filed an affidavit informing the Court of the Company’s compliance with the Order’s public disclosure requirement. As a result, the case has now been dismissed with prejudice.

Derivative Lawsuit in the Delaware Court of Chancery

On May 7, 2015, a derivative complaint was filed in the Delaware Court of Chancery by the Park Employees’ & Retirement Board Employees’ Annuity & Benefit Fund of Chicago (the “Derivative Complaint”). The Derivative Complaint names as defendants certain current and former directors of the Company, consisting of Richard M. Smith, Myron Holubiak, Charlotte Collins, Samuel Frieder, David Hubers, Richard Robbins, Stuart Samuels and Gordon Woodward (collectively, the “Director Defendants”), certain former officers of the Company, consisting of Kimberlee Seah, Hai Tran and Patricia Bogusz (collectively the “Officer Defendants”), Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., and Jefferies LLC. The Company is also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint was filed in the Delaware Court of Chancery as Park Employees and Retirement Board Employees’ Annuity and Benefit Fund of Chicago v. Richard M. Smith, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Huber, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee C. Seah, Hai V.Tran, Patricia Bogusz, Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Jefferies LLC and BioScrip, Inc., C.A. No. 11000-VCG (Del. Ch. Ct., May 7, 2015).

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. The court has not yet ruled on the motion to dismiss.

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

Prior State Regulatory Matter

The Company has accrued an estimate of a potential loss as of March 31, 2016 in connection with a pending regulatory and various other matters related to certain discontinued operations of the Company. The accrual recorded is not a material amount and represents the Company’s best estimate of the exposure.

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

With the execution of the Federal Settlement Agreement and the State Settlement Agreements (collectively, the “Settlement Agreements”), the Civil Action has been fully resolved, and the Company also expects to be fully resolved of the federal and state claims that were or could have been raised in the Civil Action. All federal claims and all state claims by the Settling States that have been or could be brought against it in the Civil Action have been dismissed with prejudice. The State Settlement Agreements expressly recognize and affirmatively provide that, by entering into the State Settlement Agreements, the Company has not made any admission of liability and the Company expressly denies the allegations in the Civil Action.

Under the Settlement Agreements, the Company paid an aggregate of $15.0 million, plus interest (at an annual rate of 3.25%) in three annual payments from January 2014 through January 2016, of which the remaining $6.2 million, including interest, and $0.2 million of fees to the Relator was paid in January 2016. The Settlement Agreements represented a compromise to avoid the costs, distraction and uncertainty of protracted litigation. The Settlement Agreements do not include any admission of wrongdoing, illegal activity, or liability by the Company or its employees, directors, officers or agents.

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
On February 11, 2016, the Court granted preliminary approval for the settlement, certified a class of plaintiffs for settlement only, approved of the form of and mailing of notice to the stockholder class, and scheduled a final fairness hearing for June 13, 2016. Following preliminary approval, in accordance with the terms of the Proposed Settlement, the Company and its insurance carriers paid the amount of the settlement into an escrow fund. The Company’s contribution was not material, and the Company does not believe the contribution will have a material effect on results of operations, financial position, liquidity or capital resources. The Proposed Settlement remains subject to final court approval. Until final approval is obtained and until any other conditions precedent in the Proposed Settlement are completed or satisfied, there can be no assurance that this matter will in fact be resolved pursuant to the terms of the Proposed Settlement.

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

NOTE 8--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 26% and 23% of revenue during the three months ended March 31, 2016 and 2015. In addition, Medicare accounted for approximately 10% of revenue during the three months ended March 31, 2016 and March 31, 2015, respectively.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 17% of revenue for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9--INCOME TAXES

The Company’s federal and state income tax provision from continuing operations for the three months ended March 31, 2016 and 2015 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2015
Current
Federal	$—	$—
State	—	1
Total current	—	1
Deferred
Federal	17	1,628
State	6	299
Total deferred	23	1,927
Total income tax provision	$23	$1,928

The income tax provision recognized for the three months ended March 31, 2016 is a result of a nominal increase in the deferred tax liability.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months ended March 31, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Tax benefit at statutory rate	$(3,411)	$(4,892)
State tax benefit, net of federal taxes	(16)	—
Valuation allowance changes affecting income tax provision	3,388	6,781
Other	62	39
Income tax provision	$23	$1,928

NOTE 10--STOCK-BASED COMPENSATION

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

As of March 31, 2016, 1,664,061 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.1 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively.

Restricted Stock

The Company recognized a nominal amount of compensation expense related to restricted stock awards during the three months ended March 31, 2016 and $0.3 million of compensation expense related to restricted stock awards during the three months ended March 31, 2015.

Stock Appreciation Rights and Market Based Cash Awards

The Company recognized a nominal amount of compensation expense related to stock appreciation rights awards during the three months ended March 31, 2016 and $0.5 million of compensation benefit related to stock appreciation rights awards during the three months ended March 31, 2015. In addition, the Company recognized compensation expense related to market based cash awards of $0.3 million during the three months ended March 31, 2016. There was no compensation expense related to market based cash awards in the same period in 2015.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP. The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company has filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP.

As of March 31, 2016, there were 564,441 shares that remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 185,559 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended March 31, 2016, less than $0.1 million of expense has been incurred related to the ESPP.

NOTE 11--SUBSEQUENT EVENTS

Shelf Registration Statement

The Company filed a shelf registration statement on Form S-3 under the Securities Act on April 1, 2016, which was declared effective May 2, 2016 (the “2016 Shelf”). Under the 2016 Shelf, the Company has the ability to raise up to $200 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants, units and rights. In addition, the 2016 Shelf registered the offer and sale by selling stockholders of the common stock that may be issued upon conversion of the PIPE Preferred Shares or exercise of the PIPE Warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	our internal control over financial reporting;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the recoverability of our goodwill and the potential for future impairment charges;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	our ability to address cybersecurity risks;

•	our ability to maintain supplies and services, which could be impacted by force majeure events such as war, strike, riot, crime or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to successfully execute our succession plans;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire;

•	our expectations regarding the outcome of litigation; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	achieving financial covenants under our senior secured credit facility and unsecured notes indenture;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	risks associated with our issuance of Series A Preferred Stock and PIPE Warrants to the PIPE Investors (as defined below); and

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, healthcare payors and pharmaceutical manufacturers to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 69 service locations in 28 states, and our corporate office located in Denver, Colorado.

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

We operate in one segment, Infusion Services, and accordingly, our results of operations are presented on a consolidated basis.

Financial Improvement Plan

On August 10, 2015, we announced a plan to implement a new operations financial improvement plan (the “Financial Improvement Plan”) as part of an initiative to accelerate long-term growth, reduce costs and increase operating efficiencies. In connection with the Financial Improvement Plan, we consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. The Financial Improvement Plan was substantially completed by the end of 2015. We have incurred approximately $1.8 million for the three months ended March 31, 2016, and $16.2 million since inception to date, respectively, in total expenses for the Financial Improvement Plan, consisting of $1.5 million and $9.3 million, respectively, of employee severance and other benefit-

related costs related to workforce reductions and $0.3 million and $6.9 million, respectively, of other consulting and professional fees included in restructuring, integration, and other expenses, net on the Unaudited Consolidated Statement of Operations.

Regulatory Matters Update

Approximately 21% and 24% of revenue for the three months ended March 31, 2016 and 2015 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 5% of our consolidated revenue for the three months ended March 31, 2016, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

Medicare

Federal efforts to reduce Medicare spending have continued in 2016. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by three months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established requirements for a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), including enteral nutrients, supplies and equipment, certain respiratory therapy and home medical equipment products and external infusion pumps and supplies.

We are contract suppliers under the Round 1 Recompete, which included nine competitive bidding areas (“CBAs”) and six product categories, including external infusion pumps, and expires on December 31, 2016, and Round 2 of competitive bidding, which was conducted in 100 additional CBAs for eight product categories, including enteral nutrition, and expires on June 30, 2016. We have entered into strategic relationships in the CBAs in which we were not awarded contracts. We were not awarded any contracts in Round 2 Recompete, which goes into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic area as the second round of competitive bidding, and seven product categories, including enteral nutrition, but we are currently exploring entering into strategic relationships in those CBAs. If we are unable to enter into such strategic relationships, our revenue may decrease, but we do not expect the negative impact to be material.

The reductions in Medicare reimbursement during the three months ended March 31, 2016 have not been significant, but their effect, together with the effect of Round 2 Recompete, on future results of operations cannot yet be predicted.

Approximately 10% of revenue for the three months ended March 31, 2016 was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended March 31, 2016. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$21,183	$10,717	$31,900	$19,944	$11,369	$31,313
Commercial	92,194	22,237	114,431	94,477	20,213	114,690
Patient	7,081	5,163	12,244	5,014	6,025	11,039
Gross accounts receivable	$120,458	$38,117	158,575	$119,435	$37,607	157,042
Allowance for doubtful accounts			(56,805)			(59,689)
Net accounts receivable			$101,770			$97,353

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months ended March 31, 2016 with the prior year results of operations. As a result of the sale of the PBM Business on August 27, 2015, all prior period financial information has been reclassified to include the PBM Business as discontinued operations. During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the Unaudited Consolidated Financial Statements.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

	Three Months Ended March 31,
	(in thousands)
	2016		2015		Change
Net revenue	$238,462	100%	$244,357	100%	$(5,895)
Gross profit	64,232	27%	64,955	27%	(723)
Loss from continuing operations	(1,273)	(1)%	(6,203)	(3)%	4,930
Interest expense, net	9,412	4%	9,163	4%	249
Gain on sale of property and equipment	(939)	—%	—	—%	939
Loss from continuing operations, before income taxes	(9,746)	(4)%	(15,366)	(6)%	5,620
Loss from continuing operations, net of income taxes	(9,769)	(4)%	(17,294)	(7)%	7,525
Income (loss) from discontinued operations, net of income taxes	233	—%	(2,379)	(1)%	2,612
Net loss	$(9,536)	(4)%	$(19,673)	(8)%	$10,137

Net Revenue. Net revenue for the three months ended March 31, 2016 decreased $5.9 million, or (2)%, to $238.5 million, compared to net revenue of $244.4 million for the same period in 2015. The decrease in net revenue is primarily driven by lower patient service volumes in our Hepatitis business, together with the decline in patient volumes in IVIG, Synagis, and Chemo therapies. Net revenue for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Net Revenue
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$238,462	100%	$244,357	100%	$(5,895)	(2)%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Gross Profit
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$64,232	27%	$64,955	27%	$(723)	(1)%

The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit in dollars for the three months ended March 31, 2016 as compared to the same period in 2015, as with revenue, is also driven by lower patient service volume in our Hepatitis business and IVIG, Synagis, and Chemo therapies. Gross profit as a percentage of revenue is relatively consistent for the three months ended March 31, 2016 as compared to the same period in 2015.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Other Operating Expenses
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$39,658	17%	$41,615	17%	$(1,957)	(5)%

Other operating expenses for the three months ended March 31, 2016 decreased compared to the same period in 2015 due to decreased wage, benefit, and other employee costs.

Bad Debt Expense. Bad debt expense for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Bad Debt Expense
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$7,591	3%	$8,346	3%	$(755)	(9)%

The decrease in bad debt expense in the three months ended March 31, 2016 as compared to the same period in 2015 reflects the $2.3 million benefit from a change in estimate associated with our allowance for doubtful accounts. The change in estimate had the effect of lowering our doubtful accounts allowance due to improved collection experience evidenced by more predictable cash receipts from our payors. At March 31, 2016, for the majority of our locations and their associated billed revenues, collections have returned to historical Infusion Services business levels experienced prior to the disruption related to acquisition integration.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. General and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

General and Administrative Expenses
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$11,051	5%	$11,699	5%	$(648)	(6)%

The decrease in general and administrative expenses resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, partially offset by increases in professional service fees, facility expenses, and other expenses.

Restructuring, Integration, and Other Expenses, Net. Our restructuring, integration, and other expenses, net for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Restructuring, Integration, and Other Expenses, net
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$2,667	1%	$3,704	2%	$(1,037)	(28)%

The restructuring, integration, and other expenses, net decreased by $1.0 million during the three months ended March 31, 2016 as a result of nearing completion of our strategic assessment and associated restructuring plans. The restructuring, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended March 31, 2016 and 2015, we recorded depreciation expense of $3.7 million and $4.3 million, respectively, and amortization expense of intangibles of $0.8 million and $1.5 million, respectively. Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Depreciation and Amortization Expense
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$4,538	2%	$5,794	2%	(1,256)	(22)%

The decrease in depreciation expense in the three months ended March 31, 2016 as compared to the same period in 2015 is the result of a lower property and equipment net balance at the beginning of the current three months period. The decrease in amortization expense of intangibles is a result of a certain intangibles balance being fully amortized in 2015.

Interest Expense, Net. Interest expense, net consists primarily of interest income, interest expense, and amortization of deferred financing costs. During the three months ended March 31, 2016 and 2015, we recorded net interest expense of $9.4 million and

$9.2 million, respectively, including $0.9 million and $0.6 million of amortization of deferred financing costs, respectively. Our interest expense, net for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Interest Expense, Net
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,412	4%	$9,163	4%	249	3%

Gain on Sale of Property and Equipment. Gain on sale of property and equipment includes a gain of $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016. Gain on sale of property and equipment for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Gain on Sale of Property and Equipment
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
(939)	—%	—	—%	939	—%

Income Tax Provision. Our income tax provision for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

Income Tax Provision
Three Months Ended March 31, 2016	Percentage of Revenues	Three Months Ended March 31, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$23	—%	$1,928	1%	(1,905)	(99)%

The 2016 income tax provision includes a federal tax benefit of $3.4 million, offset by a $3.4 million adjustment related to deferred tax asset valuation allowances. The income tax provision of $1.9 million for three months ended March 31, 2015 includes a federal tax benefit of $4.9 million, offset by a $6.8 million adjustment to deferred tax asset valuation allowances.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is net income (loss) adjusted for net interest expense, income tax provision (benefit), depreciation and amortization, impairments, and stock-based compensation expense. Consolidated Adjusted EBITDA also excludes restructuring, integration and other expenses including non-operating costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Consolidated Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Consolidated Adjusted EBITDA is also a primary objective of the management bonus plan.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our calculation of Non-GAAP Consolidated Adjusted EBITDA, as presented, may differ from similarly titled measures reported by other companies. We encourage investors to review these reconciliations and we qualify our use of non-GAAP financial measures with cautionary statements as to their limitations.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Infusion services Adjusted EBITDA	$16,983	$14,994
Corporate overhead Adjusted EBITDA	(9,577)	(10,042)

Consolidated Adjusted EBITDA	7,406	4,952

Interest expense, net	(9,412)	(9,163)
Gain on sale of property and equipment	939	—
Income tax provision	(23)	(1,928)
Depreciation and amortization expense	(4,538)	(5,794)
Stock-based compensation expense	(1,474)	(1,657)
Restructuring, integration, and other expenses, net	(2,667)	(3,704)
Loss from continuing operations, net of income taxes	$(9,769)	$(17,294)

Consolidated Adjusted EBITDA increased during the three months ended March 31, 2016 compared to the same periods in the prior year mainly due to the restructuring efforts undertaken by the Company, the reduction in corporate overhead cost and the focus on the core Infusion Services business.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $5.0 million during the three months ended March 31, 2016 compared to $26.6 million during the three months ended March 31, 2015, a decrease of $21.7 million. Significant changes in operating assets and liabilities provided $18.0 million more cash in the three months ended March 31, 2016 as compared to the same period in 2015. This consisted primarily of a year over year decrease in inventory and prepaid expenses of $27.3 million and year over year increases in accrued expenses of $7.1 million and amounts due to plan sponsors of $1.8 million, offset by a year over year decrease in accounts payable of $13.0 million and an increase in accounts receivable of $5.2 million, primarily as a result of improved billing and collection efforts, offset by a reduction in the allowance for doubtful accounts. Net cash used in operating activities from discontinued operations was predominantly for the final payment of the Settlement Agreements discussed in Note 7 - Commitments and Contingencies to our Unaudited Consolidated Financial Statements.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2016 was $1.3 million compared to $2.1 million of cash used during the same period in 2015. Expenditures for property and equipment were $2.4 million during the three months ended March 31, 2015 as compared to $2.1 million during the same period in 2015.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2016 was $4.8 million compared to $52.6 million of cash provided by financing activities during the same period in 2015. The cash provided by financing activities in the first quarter of 2016 is a result of advances of $21.0 million offset by repayments of $13.0 million on our Revolving Credit Facility (defined below), offset by $3.1 million of principal payments made on the Term Loan Facility. The cash provided by financing activities in the first quarter of 2015 primarily resulted from the net proceeds of $59.0 million related to our issuance of Series A Preferred Stock and PIPE Warrants in the PIPE Transaction.

At March 31, 2016, we had working capital of $23.2 million, including $8.1 million of cash on hand, compared to $30.9 million at December 31, 2015. The $7.8 million decrease in working capital primarily results from a decrease in our cash and cash equivalents of $7.5 million. At March 31, 2016, approximately $46.6 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $5.4 million. Our Revolving Credit Facility borrowing capacity is subject to certain conditions described below in “MD&A - Liquidity and Capital Resources - Senior Credit Facilities.”

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

On January 31, 2014, we entered into a Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and issue up to $250.0 million of unsecured bonds, provided that 100% of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the March 31, 2014 sale of the Company’s Home Health Services segment (the “Home Health Business”) were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of March 31, 2016 the interest rate related to the Revolving Credit Facility is approximately 7.75% and 6.50% for the Term Loan Facilities. The interest rates may vary in the future depending on our consolidated net leverage ratio.

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

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the term loan portion of the Senior Credit Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of our Home Health Business were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the term loan portion of the Senior Credit Facilities. Further, approximately $45.3 million of the net proceeds from the PIPE Transaction (as defined below) were used to repay the Revolving Credit Facility and accrued interest. In addition, as disclosed in “Sources and Uses of Funds,” we repaid

$22.7 million on the Revolving Credit Facility from the net proceeds from the sale of the PBM Business. Once repaid, amounts under the Term Loan B Facility and the Delayed Draw Term Loan Facility may not be re-borrowed. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 8.875% senior notes due in 2021 (the “2021 Notes”) with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. As of March 31, 2016, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

In 2015, we repaid approximately $45.3 million of the Revolving Credit Facility indebtedness and accrued interest, representing 77% of the PIPE Transaction’s net proceeds.

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

Income Taxes

At March 31, 2016, we had Federal net operating loss (“NOL”) carry forwards of approximately $259.7 million, of which $17.7 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized. These NOLs are related to the exercise of non-qualified stock options and restricted stock grants. We have post-apportioned state NOL carry forwards of approximately $339.5 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $5.0 million during the three months ended March 31, 2016. Our working capital decreased $7.8 million as of March 31, 2016 compared to December 31, 2015. Our future cash requirements may cause us to seek additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of April 30, 2016, we have $23.0 million drawn on our Revolving Credit Facility and outstanding letters of credit of $5.4 million, thereby giving us $46.6 million of additional capacity subject to triggering more stringent financial covenants, or $31.6 million of additional borrowing capacity to remain subject to the alternate leverage test. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility, including an alternate leverage test for the consolidated first lien leverage ratio, with the financial covenants through March 31, 2017. Under the Fourth Amendment, the alternate leverage test is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 7 within the financial statements section of this document.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, are hereby incorporated by reference. There have been no material changes to such risk factors during the three months ended March 31, 2016.

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer