Form 10-Q
period 2016-06-30
BioScrip, Inc.
filed 2016-08-08
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

On August 5, 2016, there were 113,880,241 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,425	$15,577
Receivables, less allowance for doubtful accounts of $51,314 and $59,689 as of June 30, 2016 and December 31, 2015, respectively	98,634	97,353
Inventory	32,446	42,983
Prepaid expenses and other current assets	16,509	27,772
Total current assets	199,014	183,685
Property and equipment, net	30,789	31,939
Goodwill	308,729	308,729
Intangible assets, net	3,512	5,128
Other non-current assets	1,203	1,161
Total assets	$543,247	$530,642
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$9,357	$24,380
Accounts payable	48,887	65,077
Amounts due to plan sponsors	3,553	3,491
Accrued interest	6,706	6,898
Accrued expenses and other current liabilities	33,158	52,918
Total current liabilities	101,661	152,764
Long-term debt, net of current portion	390,102	393,741
Deferred taxes	589	236
Other non-current liabilities	1,655	1,861
Total liabilities	494,007	548,602
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 and 635,822 shares outstanding as of June 30, 2016 and December 31, 2015, respectively; and, $2,459 and $69,702 liquidation preference as of June 30, 2016 and December 31, 2015, respectively	2,292	62,918
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of June 30, 2016; and $71,298 liquidation preference as of June 30, 2016	65,025	—
Stockholders’ deficit
Preferred stock, $.0001 par value; 4,175,000 shares authorized; no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 116,641,664 and 71,421,664 shares issued and 113,880,241 and 68,767,613 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	12	8
Treasury stock, 2,761,423 and 2,654,051 shares, at cost, as of June 30, 2016 and December 31, 2015, respectively	(11,009)	(10,737)
Additional paid-in capital	612,603	531,764
Accumulated deficit	(619,683)	(601,913)
Total stockholders’ deficit	(18,077)	(80,878)
Total liabilities and stockholders’ deficit	$543,247	$530,642

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$232,462	$246,897	470,924	491,254
Cost of revenue (excluding depreciation expense)	168,298	182,079	342,528	361,481
Gross profit	64,164	64,818	128,396	129,773

Other operating expenses	40,619	43,314	80,277	84,929
Bad debt expense	4,279	15,165	11,870	23,511
General and administrative expenses	9,414	11,866	20,465	23,565
Impairment of goodwill	—	238,000	—	238,000
Restructuring, acquisition, integration, and other expenses, net	4,291	5,969	6,958	9,673
Depreciation and amortization expense	4,252	6,247	8,790	12,041
Interest expense, net	9,469	9,080	18,881	18,243
Gain on disposition of property and equipment	—	—	(939)	—
Loss from continuing operations, before income taxes	(8,160)	(264,823)	(17,906)	(280,189)
Income tax expense (benefit)	149	(19,921)	172	(17,993)
Loss from continuing operations, net of income taxes	(8,309)	(244,902)	(18,078)	(262,196)
Income (loss) from discontinued operations, net of income taxes	75	94	308	(2,285)
Net loss	$(8,234)	$(244,808)	$(17,770)	$(264,481)
Accrued dividends on preferred stock	(2,056)	(1,805)	(4,054)	(2,258)
Deemed dividends on preferred stock	(173)	(2,186)	(345)	(3,350)
Loss attributable to common stockholders	$(10,463)	$(248,799)	$(22,169)	$(270,089)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.14)	$(3.62)	$(0.32)	$(3.90)
Loss from discontinued operations, basic and diluted	—	—	—	(0.03)
Loss per common share, basic and diluted	$(0.14)	$(3.62)	$(0.32)	$(3.93)

Weighted average common shares outstanding, basic and diluted	73,186	68,698	70,978	68,668

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,770)	$(264,481)
Less: income (loss) from discontinued operations, net of income taxes	308	(2,285)
Loss from continuing operations, net of income taxes	(18,078)	(262,196)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	8,790	12,041
Impairment of goodwill	—	238,000
Amortization of deferred financing costs and debt discount	1,989	1,792
Change in fair value of contingent consideration	102	(72)
Change in deferred income taxes	352	(15,834)
Stock-based compensation expense	1,990	2,819
Gain on disposition of property and equipment	(939)	—
Changes in assets and liabilities:
Receivables, net of bad debt expense	(1,281)	7,933
Inventory	10,537	(5,149)
Prepaid expenses and other assets	322	(691)
Accounts payable	(16,190)	(12,728)
Amounts due to plan sponsors	62	(1,403)
Accrued interest	(192)	(148)
Accrued expenses and other liabilities	(3,140)	(8,530)
Net cash used in operating activities from continuing operations	(15,676)	(44,166)
Net cash used in operating activities from discontinued operations	(5,913)	(1,994)
Net cash used in operating activities	(21,589)	(46,160)
Cash flows from investing activities:
Purchases of property and equipment	(5,466)	(5,797)
Proceeds from sale of property and equipment	1,132	—
Net cash used in investing activities	(4,334)	(5,797)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	58,951
Deferred and other financing costs	—	(1,218)
Borrowings on revolving credit facility	45,000	129,163
Repayments on revolving credit facility	(60,000)	(134,163)
Principal payments of long-term debt	(6,274)	—
Repayments of capital leases	(129)	(345)
Proceeds from equity offering, net of $7,133 in offering costs	83,267	—
Other	(93)	2
Net cash provided by financing activities	61,771	52,390
Net change in cash and cash equivalents	35,848	433
Cash and cash equivalents - beginning of period	15,577	740
Cash and cash equivalents - end of period	$51,425	$1,173
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,325	$18,391
Cash paid during the period for income taxes	$229	$515
DISCLOSURE OF NON-CASH TRANSACTIONS:
Capital lease obligations incurred to acquire property and equipment	$753	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--	BASIS OF PRESENTATION

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2016 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

With the sale of the PBM Services segment (the “PBM Business”) in 2015 all prior period financial statements have been reclassified to include the PBM Business as discontinued operations, along with other reclassifications, as further described in Note 1 in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$20,860	$9,945	$30,805	$19,944	$11,369	$31,313
Commercial	86,977	18,755	105,732	94,477	20,213	114,690
Patient	6,754	6,657	13,411	5,014	6,025	11,039
Gross accounts receivable	$114,591	$35,357	149,948	$119,435	$37,607	157,042
Allowance for doubtful accounts			(51,314)			(59,689)
Net accounts receivable			$98,634			$97,353

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is assessing the impact of this new standard on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value, and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this new standard on its financial statements.

In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 in the accompanying consolidated financial statements on a retrospective basis. As of June 30, 2016, we have $3.5 million and $10.7 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt. As of December 31, 2015, we had $3.3 million and $12.6 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.   In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted.  The Company is assessing the impact of this new standard on its financial statements and has not yet selected a transition method.

NOTE 2--	LOSS PER SHARE

The Company presents basic and diluted loss per share for its common stock, par value $0.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and convertible Preferred Stock (as defined below). Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Preferred Stock are determined using the “if converted” method.

Each of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and Series C Convertible Preferred Stock, par value $0.0001 per share (the “Series C Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), is considered a participating security, which means the security may participate in undistributed earnings with Common Stock. The holders of the Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of Common Stock were to receive dividends. The Company is required to use the two-class method when computing loss per share when it has a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted loss per share for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations, net of income taxes	$(8,309)	$(244,902)	$(18,078)	$(262,196)
Income (loss) from discontinued operations, net of income taxes	75	94	308	(2,285)
Net loss	$(8,234)	$(244,808)	$(17,770)	$(264,481)
Accrued dividends on preferred stock	(2,056)	(1,805)	(4,054)	(2,258)
Deemed dividend on preferred stock	(173)	(2,186)	(345)	(3,350)
Loss attributable to common stockholders	$(10,463)	$(248,799)	$(22,169)	$(270,089)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	73,186	68,698	70,978	68,668

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.14)	$(3.62)	$(0.32)	$(3.90)
Loss from discontinued operations, basic and diluted	—	—	—	(0.03)
Loss per common share, basic and diluted	$(0.14)	$(3.62)	$(0.32)	$(3.93)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended June 30, 2016 and 2015 excludes the effect of 14.0 million and 6.1 million shares, respectively, and the computation of the diluted shares for the six months ended June 30, 2016 and 2015 excludes the effect of 15.5 million and 5.6 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering (see Note 3 - Stockholders’ Deficit), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

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

Series A, Series B, and Series C Convertible Preferred Stock

In connection with the PIPE Transaction, the Company authorized 825,000 shares and issued 625,000 shares of Series A Preferred Stock at $100.00 per share. In connection with the Rights Offering (as defined below), the Company issued an additional 10,822 shares of Series A Preferred Stock at $100.00 per share. The Series A Preferred Stock may, at the option of the holder, be converted into Common Stock and receive a Liquidation Preference upon voluntary or involuntary liquidation, dissolution, or winding up of the Company as described in the Annual Report. The Company may pay a noncumulative cash dividend on each share of the Series A Preferred Stock as previously disclosed in the Annual Report. In the event the Company does not declare and pay a cash dividend, the Liquidation Preference of the Series A Preferred Stock will be increased to an amount equal to the Liquidation Preference in effect at the start of the applicable quarterly dividend period, plus an amount equal to such then applicable Liquidation Preference multiplied by 11.5% per annum.

On June 10, 2016, in order to allow the shares of Common Stock reserved for issuance for the conversion of the Series A Preferred Stock and exercise of the PIPE Warrants to be released from reservation and sold pursuant to the 2016 Equity Offering (see below), we entered into an Exchange Agreement with the PIPE Investors (the “Series B Exchange Agreement”) pursuant to which the PIPE Investors agreed:

i) to exchange 614,177 shares of the existing Series A Preferred Stock for an identical number of shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which have the same terms as the Series A Preferred Stock previously described in the Company’s prior public filings, except that the terms of the Series B Preferred Stock include the authority of the holders of the Series B Preferred Stock to waive the requirement that the Company reserve a sufficient number of shares of Common Stock reserved at all times to allow for the conversion of the Series B Preferred Stock; and

ii) to waive the requirement under the Warrant Agreement governing the PIPE Warrants to reserve 3,600,000 shares of our Common Stock for the exercise of the PIPE Warrants.

On June 14, 2016, the Company entered into another Exchange Agreement (the “Series C Exchange Agreement”) with the PIPE Investors, pursuant to which the PIPE Investors agreed to exchange their shares of Series B Preferred Stock issued pursuant to the Series B Exchange Agreement on a one for one basis for shares of Series C Preferred Stock.

Under the terms of the Series C Exchange Agreement, the PIPE Investors agreed to exchange 614,177 shares of the Series B Preferred Stock for an identical number of shares of Series C Preferred Stock, which have the same terms as the Series B Preferred Stock, except that the terms of the Series C Preferred Stock provide that the 11.5% per annum rate of non-cash dividends payable on the shares of the Series C Preferred Stock will be reduced based on the achievement by the Company of specified “Consolidated EBITDA” as defined in the Senior Credit Facilities. In addition, pursuant to the Series C Exchange Agreement, the PIPE Investors agreed to waive the requirement under the Warrant Agreement governing the PIPE Warrants held by the PIPE Investors to reserve 3,600,000 shares of Common Stock for the exercise of the PIPE Warrants.

As a result of the exchanges discussed above, there are currently (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

As of June 30, 2016, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.5 million and $71.3 million, respectively.

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

The Company entered into a registration rights agreement, as amended (the “Registration Rights Agreement”), with the PIPE Investors that, among other things and subject to certain exceptions, requires the Company, upon the request of the PIPE Investors, to register the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A Preferred Shares, the Series C Preferred Shares, or exercise of the PIPE Warrants. Pursuant to the terms of the Registration Rights Agreement, the costs incurred in connection with such registrations will be borne by the Company. As provided under the Registration Rights Agreement, the Company on April 1, 2016 filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), to register, among other things, the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A Preferred Shares.

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

Carrying Value of Series A Preferred Stock

As of June 30, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2016. The following table sets forth the activity recorded during the six months ended June 30, 2016 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transactions and the Rights Offering.

Series A Preferred Stock carrying value at December 31, 2015	$62,918
Exchange of shares - Series A to Series C	(60,776)
Accretion of discount related to issuance costs	12
Dividends recorded through June 30, 2016 [1]	138
Series A Preferred Stock carrying value June 30, 2016	$2,292

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock

As of June 30, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2016. The following table sets forth the activity recorded during the six months ended June 30, 2016 related to the Series C Preferred Stock (in thousands).

Series C Preferred Stock carrying value at 12/31/2015	$—
Exchange of shares - Series A to Series C	60,776
Accretion of discount related to issuance costs	333
Dividends recorded through June 30, 2016 [1]	3,916
Series C Preferred Stock carrying value June 30, 2016	$65,025

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Shelf Registration Statement

The Company filed a shelf registration statement on Form S-3 under the Securities Act on April 1, 2016, which was declared effective May 2, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, the Company had the ability to raise up to $200.0 million, in one or more transactions, by selling Common Stock, preferred stock, debt securities, warrants, units and rights.

2016 Equity Offering

On June 22, 2016 we completed an underwritten public offering of 45,200,000 shares of our Common Stock, including 5,200,000 shares of Common Stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of $2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). We received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering expenses.

A portion of the net proceeds from the 2016 Equity Offering was used to temporarily repay our outstanding borrowings under the Revolving Credit Facility. We intend to draw from the Revolving Credit Facility and use the remainder of the 2016 Equity Offering net proceeds to fund the Cash Consideration (as defined below) and pay fees and expenses in connection with the pending Home Solutions Transaction (see below).

Pending Home Solutions Transaction

On June 11, 2016, we entered into an Asset Purchase Agreement (as amended by the First Amendment (as defined below), the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. Home Solutions is a privately held company that is a provider of home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.

Under the Home Solutions Agreement, we will acquire substantially all of the assets and assume certain liabilities of Home Solutions and its subsidiaries (the “Home Solutions Transaction”) for the Transaction Consideration (as defined below). Under the Home Solutions Agreement, we will not purchase, among other things, (a) any accounts receivable associated with governmental payors, (b) cash assets, (c) certain non-transferable assets (e.g., state licenses and Medicare and Medicaid certifications and personnel and employment records), (d) the equity of Home Solutions and its subsidiaries; (e) certain tax assets, (f) causes of actions related to any of the items specified as excluded assets or excluded liabilities in the Home Solutions Agreement, (g) any privileged materials, documents or records of Home Solutions related to such excluded assets or excluded liabilities, or (h) intercompany receivables.

The terms of the Home Solutions Agreement as modified by the First Amendment are set forth below. Subject to certain net working capital adjustments, the consideration for the Home Solutions Transaction (the “Transaction Consideration”) consists of: (i) $67.5 million in cash (the “Cash Consideration”); (ii) 3,750,000 shares of our Common Stock to be issued at closing (the “Transaction Closing Equity Consideration”); and (iii) contingent equity securities of the Company, in the form of restricted shares of our Common Stock (“RSUs”), issued in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). Upon issuance the RSUs will have no value, but will be reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that require us, within 30 days following the closing of the Home Solutions Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act.

We will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on the closing date of the Home Solutions Transaction and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. We will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on the closing date of the Home Solutions Transaction and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The aggregate number of RSUs in Tranche A will be approximately 3.1 million and the aggregate number of RSUs in Tranche B will be 4.0 million. The maximum amount of Common Stock issuable in connection with the Home Solutions Transaction represents approximately 9.5% of our outstanding Common Stock, based on the number of outstanding shares as of June 30, 2016, assuming all the RSUs vest.

The Cash Consideration and the Transaction Closing Equity Consideration will be paid at closing, subject to customary closing adjustments. We plan to fund the Cash Consideration with cash on-hand and borrowings from our Revolving Credit Facility.

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

The operating results included in discontinued operations for the three months and six months ended June 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$15,466	$—	$32,790
Gross profit	$—	$3,722	$—	$7,358
Other operating expenses, net	(131)	3,647	(514)	9,689
Bad debt expense	—	(19)	—	(46)
Income (loss) before income taxes	131	94	514	(2,285)
Income tax provision	56	—	206	—
Total income (loss) from discontinued operations, net of income taxes	$75	$94	$308	$(2,285)

NOTE 5-- RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES, NET

Restructuring, acquisition, integration and other expenses, net include costs associated with restructuring, acquisition, and integration initiatives such as employee severance costs, certain legal and professional fees, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed locations.

Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring expense	$1,316	$4,398	$3,932	$7,861
Acquisition and integration expense	2,924	1,664	2,924	1,884
Change in fair value of contingent consideration	51	(93)	102	(72)
Total restructuring, acquisition, integration, and other expense, net	$4,291	$5,969	$6,958	$9,673

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

NOTE 6--DEBT

As of June 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving Credit Facility	$—	$15,000
Term Loan Facilities	216,481	222,757
2021 Notes, net of unamortized discount	196,347	196,038
Capital leases	812	189
Less: Deferred financing costs	(14,181)	(15,863)
Total Debt	399,459	418,121
Less: Current portion	9,357	24,380
Long-term debt, net of current portion	$390,102	$393,741

Senior Credit Facilities

The Company is obligated under (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. (collectively, the “Lenders”), originally entered on July 31, 2013 and amended from time to time.

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of June 30, 2016, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 7.75% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

As of June 30, 2016, the Company had borrowing capacity of $70.4 million (borrowing capacity of $55.4 million to remain subject to an alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million.

2021 Notes

On February 11, 2014, the Company issued $200.0 million aggregate principal amount of the 2021 Notes. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company.

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually on February 15 and August 15 of each year. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of June 30, 2016	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$216,481	$—	$207,822	$—
2021 Notes	196,347	—	181,130	—
Total	$412,828	$—	$388,952	$—

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

NOTE 7--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Breach of Contract Litigation in the Delaware Court of Chancery

On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries (the “2012 Purchase Agreement”). The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the complaint, asserting, among other things, that the claims raised in Walgreens’ complaint were subject to the alternative dispute resolution procedure contained in the 2012 Purchase Agreement. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the 2012 Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. The Company continues to believe that Walgreens’ claims are without merit and intends to vigorously defend itself against them. Due to the inherent uncertainty in litigation, however, the Company can provide no assurance as to the outcome of the matter or reasonably estimate a range of possible loss at this time.

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

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Plaintiff’s claims could not proceed as pled but granted the Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Plaintiff filed a motion for leave to file an amended complaint.

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

Prior State Regulatory Matter

The Company has previously accrued, and continues to carry, an estimate of a potential loss in connection with a pending regulatory and various other matters related to certain discontinued operations of the Company.  The accrual recorded is not a material amount and represents the Company’s best estimate of the exposure.

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
On June 16, 2016, the Court granted final approval for the settlement. As a result, this case has now been dismissed with prejudice.

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

NOTE 8--CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 24.4% and 25.4% of revenue during the three months ended June 30, 2016 and 2015, respectively, and approximately 25.2% and 25.9% of revenue during the six months ended June 30, 2016 and 2015, respectively. In addition, Medicare accounted for approximately 11.2% and 10.4% of revenue during the three months ended June 30, 2016 and 2015, respectively, and approximately 10.7% and 10.8% of revenue during the six months ended June 30, 2016 and 2015, respectively.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 17.2% and 16.0% of revenue for the three months ended June 30, 2016 and 2015, respectively, and 17.2% and 15.8% of revenue during the six months ended June 30, 2016 and 2015, respectively.

NOTE 9--INCOME TAXES

The Company’s federal and state income tax expense (benefit) from continuing operations for the three months and six months ended June 30, 2016 and 2015 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current
Federal	$—	$—	$—	$—
State	25	29	25	30
Total current	25	29	25	30
Deferred
Federal	108	(16,816)	125	(15,188)
State	16	(3,134)	22	(2,835)
Total deferred	124	(19,950)	147	(18,023)
Total income tax expense (benefit)	$149	$(19,921)	$172	$(17,993)

The income tax expense recognized for the three months and six months ended June 30, 2016 is a result of an increase in the deferred tax liability.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax benefit at statutory rate	$(2,844)	$(92,080)	$(6,271)	$(96,972)
State tax benefit, net of federal taxes	3	11	3	11
Valuation allowance changes affecting income tax provision	1,926	31,098	5,314	37,879
Goodwill impairment	—	40,977	—	40,977
Non-deductible transaction costs and other	1,064	73	1,126	112
Income tax expense (benefit)	$149	$(19,921)	$172	$(17,993)

At June 30, 2016, we had Federal net operating loss (“NOL”) carry forwards of approximately $274.9 million, of which $17.0 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized. These NOLs are related to the exercise of non-qualified stock options and restricted stock grants. We have post-apportioned state NOL carry forwards of approximately $358.0 million, the majority of which will begin expiring in 2017 and later.

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

As of June 30, 2016, 1,963,228 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $0.7 million and $1.2 million during the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $3.1 million during the six months ended June 30, 2016 and 2015, respectively.

Restricted Stock

The Company recognized a nominal amount of compensation expense related to restricted stock awards during the three months ended June 30, 2016 and $0.1 million of compensation expense related to restricted stock awards during the three months ended June 30, 2015. In addition, the Company recognized a nominal amount of compensation expense related to restricted stock awards during the six months ended June 30, 2016 and $0.3 million of compensation expense related to restricted stock awards during the six months ended June 30, 2015.

Stock Appreciation Rights and Market Based Cash Awards

The Company recognized a nominal amount of compensation expense related to stock appreciation rights awards during the three months ended June 30, 2016 and $0.1 million of compensation benefit related to stock appreciation rights awards during the three months ended June 30, 2015. The Company recognized $0.1 million of compensation expense and $0.6 million of compensation benefit related to stock appreciation rights awards during the six months ended June 30, 2016 and 2015, respectively. In addition, the Company recognized $0.2 million compensation benefit and nominal compensation expense related to market based cash awards during the three months ended June 30, 2016 and 2015, respectively, and $0.1 million compensation expense and nominal compensation expense during six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, there were 461,057 shares that remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 288,943 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three and six months ended June 30, 2016 and 2015, less than $0.1 million of expense was incurred related to the ESPP.

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

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to satisfy the conditions necessary to close the Home Solutions Transaction, as defined below;

•	our ability to successfully integrate the HS Infusion Holdings, Inc. (“Home Solutions”) business into our existing businesses;

•	our ability to obtain stockholder approval of the Charter Amendment, as defined below;

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy; and

•	our ability to successfully integrate other businesses we may acquire.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture;

•	risks associated with obtaining stockholder approval of the Charter Amendment, as defined below, and closing the Home Solutions Transaction, as defined below;

•	risks associated with our issuance of Preferred Stock and PIPE Warrants to the PIPE Investors (as defined below);

•	risks associated with the exchanges of our Preferred Stock, as defined below;

•	risks associated with our issuance of common stock in the 2016 Equity Offering, as defined below;

•	risks associated with the retention or transition of executive officers and key employees upon consummation of the Home Solutions Transaction;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 68 service locations in 28 states, and our corporate office located in Denver, Colorado.

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

We operate in one segment, Infusion Services, and accordingly, we do not present disaggregated segment information.

Pending Home Solutions Transaction

On June 11, 2016, we entered into an Asset Purchase Agreement (as amended by the First Amendment (as defined below), the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. Home Solutions is a privately held company that is a provider of home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.

Under the Home Solutions Agreement, we will acquire substantially all of the assets and assume certain liabilities of Home Solutions and its subsidiaries (the “Home Solutions Transaction”) for the Transaction Consideration (as defined below). Under the Home Solutions Agreement, we will not purchase, among other things, (a) any accounts receivable associated with governmental payors, (b) cash assets, (c) certain non-transferrable assets (e.g., state licenses and Medicare and Medicaid certifications and personnel and employment records), (d) the equity of Home Solutions and its subsidiaries; (e) certain tax assets, (f) causes of actions related to any of the items specified as excluded assets or excluded liabilities in the Home Solutions Agreement, (g) any privileged materials, documents or records of Home Solutions related to such excluded assets or excluded liabilities, or (h) intercompany receivables.

The terms of the Home Solutions Agreement as modified by the First Amendment are set forth below. Subject to certain net working capital adjustments, the consideration for the Home Solutions Transaction (the “Transaction Consideration”) consists of: (i) $67.50 million in cash (the “Cash Consideration”); (ii) 3,750,000 shares of our common stock to be issued at closing (the “Transaction Closing Equity Consideration”); and (iii) contingent equity securities of the Company, in the form of restricted shares of our common stock (“RSUs”), issued in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). Upon issuance the RSUs will have no intrinsic value, but will be reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that require us, within 30 days following the closing of the Home Solutions Transaction, to file a registration statement for the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act.

We will issue the shares of our common stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our common stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on the closing date of the Home Solutions Transaction and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. We will issue the shares of our common stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our common stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on the closing date of the Home Solutions Transaction and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The aggregate number of RSUs in Tranche A will be approximately 3.1 million and the aggregate number of RSUs in Tranche B will be 4.0 million. The maximum amount of common stock issuable in connection with the Home Solutions Transaction represents approximately 9.5% of our outstanding common stock, based on the number of outstanding shares as of June 30, 2016, assuming all the RSUs vest.

The Cash Consideration and the Transaction Closing Equity Consideration will be paid at closing, subject to customary closing adjustments. We plan to fund the Cash Consideration with cash on-hand and borrowings from our Revolving Credit Facility.

The consummation of the Home Solutions Transaction is subject to stockholder approval to increase the number of shares of common stock that we are authorized to issue pursuant to our certificate of incorporation (the “Charter Amendment”), as well as customary closing conditions including, but not limited to, the absence of legal orders prohibiting the consummation of the Home Solutions Transaction, the absence of conditions or circumstances constituting a business material adverse effect with respect to Home Solutions, the accuracy of the representations and warranties of the parties, the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Home Solutions Agreement and the parties’ attainment of certain third-party consents. We have filed a preliminary proxy statement with the SEC in connection with a special meeting of our stockholders (the “Special Meeting”). At the Special Meeting, our stockholders will vote on approval of the Charter Amendment, which is necessary to consummate the Home Solutions Transaction and provide us with sufficient authorized common stock to issue the Transaction Closing Equity Consideration and the Contingent Shares. Although no assurance can be given that the conditions discussed above will be timely satisfied or waived, we believe that the Home Solutions Transaction will be consummated in the third quarter of 2016.

Regulatory Matters Update

Approximately 17.0% and 19.0% of revenue for the three months ended June 30, 2016 and 2015, respectively, and approximately 16.5% and 18.4% of revenue for the six months ended June 30, 2016 and 2015, respectively, was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 5% of our consolidated revenue for the three months and six months ended June 30, 2016, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

We are contract suppliers under the Round 1 Recompete, which included nine competitive bidding areas (“CBAs”) and six product categories, including external infusion pumps, and expires on December 31, 2016, and Round 2 of competitive bidding, which was conducted in 100 additional CBAs for eight product categories, including enteral nutrition, and expired on June 30, 2016. We have entered into strategic relationships in the CBAs in which we were not awarded contracts for such periods. We were not awarded any contracts in Round 2 Recompete, which went into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic area as the second round of competitive bidding, and seven product categories, including enteral nutrition. Our revenue may decrease unless and until we are able to provide Medicare beneficiaries with competitively bid items in the applicable CBAs, but we do not expect the negative impact to be material.

The reductions in Medicare reimbursement during the three months and six months ended June 30, 2016 have not been significant, but their effect, together with the effect of the Round 2 Recompete, on future results of operations cannot yet be predicted.

Approximately 11.2% and 10.7% of revenue for the three months and six months ended June 30, 2016, respectively, was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the six months ended June 30, 2016. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$20,860	$9,945	$30,805	$19,944	$11,369	$31,313
Commercial	86,977	18,755	105,732	94,477	20,213	114,690
Patient	6,754	6,657	13,411	5,014	6,025	11,039
Gross accounts receivable	$114,591	$35,357	149,948	$119,435	$37,607	157,042
Allowance for doubtful accounts			(51,314)			(59,689)
Net accounts receivable			$98,634			$97,353

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and six months ended June 30, 2016 with the prior year results of operations. As a result of the sale of the PBM Business on August 27, 2015, all prior period financial information has been reclassified to include the PBM Business as discontinued operations. During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the Unaudited Consolidated Financial Statements.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

	Three Months Ended June 30,
	(in thousands)
	2016		2015		Change
Net revenue	$232,462	100%	$246,897	100%	$(14,435)
Gross profit	64,164	28%	64,818	26%	(654)
Interest expense, net	9,469	4%	9,080	4%	389
Loss from continuing operations, before income taxes	(8,160)	(4)%	(264,823)	(107)%	256,663
Loss from continuing operations, net of income taxes	(8,309)	(4)%	(244,902)	(99)%	236,593
Income from discontinued operations, net of income taxes	75	—%	94	—%	(19)
Net loss	$(8,234)	(4)%	$(244,808)	(99)%	$236,574

Net Revenue. Net revenue for the three months ended June 30, 2016 decreased $14.4 million, or 5.8%, to $232.5 million, compared to net revenue of $246.9 million for the same period in 2015. The decrease in net revenue is primarily driven by lower patient service volumes in our lower margin chronic business. Net revenue for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Net Revenue
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$232,462	100%	$246,897	100%	$(14,435)	(6)%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Gross Profit
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$64,164	28%	$64,818	26%	$(654)	(1)%

The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit in dollars for the three months ended June 30, 2016 as compared to the same period in 2015, as with revenue, is also driven by lower patient service volume in our lower margin chronic business. Gross profit as a percentage of revenue improved by 2% for the three months ended June 30, 2016 as compared to the same period in 2015.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Other Operating Expenses
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$40,619	17%	$43,314	18%	$(2,695)	(6)%

Other operating expenses for the three months ended June 30, 2016 decreased compared to the same period in 2015 due to decreased wage, benefit, and other employee costs.

Bad Debt Expense. Bad debt expense for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

Bad Debt Expense
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$4,279	2%	$15,165	6%	$(10,886)	(72)%

The decrease in bad debt expense in the three months ended June 30, 2016 as compared to the same period in 2015 results from continued improvement in our cash collections experienced. At June 30, 2016, for the majority of our locations and their associated billed revenues, collections have returned to historical Infusion Services business levels experienced prior to the disruption related to acquisition integration.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. General and administrative expenses for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

General and Administrative Expenses
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,414	4%	$11,866	5%	$(2,452)	(21)%

The decrease in general and administrative expenses resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, partially offset by increases in professional service fees, facility expenses, and other expenses.

Restructuring, Acquisition, Integration, and Other Expenses, Net. Our restructuring, acquisition, integration, and other expenses, net for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Restructuring, Acquisition, Integration, and Other Expenses, net
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$4,291	2%	$5,969	2%	$(1,678)	(28)%

The restructuring, acquisition, integration, and other expenses, net decreased by $1.7 million during the three months ended June 30, 2016 as a result of nearing completion of our strategic assessment and associated restructuring plans. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs, including transaction costs related to the Home Solutions Transaction.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended June 30, 2016 and 2015, we recorded depreciation expense of $3.5 million and $4.1 million, respectively, and amortization expense of intangibles of $0.8 million and $1.5 million, respectively. Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Depreciation and Amortization Expense
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$4,252	2%	$6,247	3%	$(1,995)	(32)%

The decrease in depreciation expense in the three months ended June 30, 2016 as compared to the same period in 2015 is the result of a lower property and equipment net balance at the beginning of the current three month period. The decrease in amortization expense of intangibles is a result of a certain intangibles balance being fully amortized in 2015.

Interest Expense, Net. Interest expense, net consists primarily of interest income, interest expense, and amortization of deferred financing costs. During the three months ended June 30, 2016 and 2015, we recorded net interest expense of $9.5 million and $9.1 million, respectively, including $1.0 million and $0.7 million of amortization of deferred financing costs, respectively. Our interest expense, net for the three months ended June 30, 2016 and 2015 were as follows (in thousands):

Interest Expense, Net
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,469	4%	$9,080	4%	$389	4%

Income Tax Expense (Benefit). Our income tax expense (benefit) for the three months ended June 30, 2016 and 2015 was as follows (in thousands):

Income Tax Expense (Benefit)
Three Months Ended June 30, 2016	Percentage of Revenues	Three Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$149	—%	$(19,921)	(8)%	$20,070	(101)%

The 2016 income tax expense includes a federal tax benefit of $2.8 million, offset by a $1.9 million adjustment related to deferred tax asset valuation allowances and transaction costs and other permanent items of $1.1 million. The income tax expense of $19.9 million for six months ended June 30, 2015 includes a federal tax benefit of $92.1 million, offset by a $31.1 million adjustment to deferred tax asset valuation allowances and impairment of goodwill of $41.0 million.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

	Six Months Ended June 30,
	(in thousands)
	2016		2015		Change
Net revenue	$470,924	100%	$491,254	100%	$(20,330)
Gross profit	128,396	27%	129,773	26%	(1,377)
Interest expense, net	18,881	4%	18,243	4%	638
Gain on sale of property and equipment	(939)	—%	—	—%	939
Loss from continuing operations, before income taxes	(17,906)	(4)%	(280,189)	(57)%	262,283
Loss from continuing operations, net of income taxes	(18,078)	(4)%	(262,196)	(53)%	244,118
Income (loss) from discontinued operations, net of income taxes	308	—%	(2,285)	—%	2,593
Net loss	$(17,770)	(4)%	$(264,481)	(54)%	$246,711

Net Revenue. Net revenue for the six months ended June 30, 2016 decreased $20.3 million, or 4.1%, to $470.9 million, compared to net revenue of $491.3 million for the same period in 2015. The decrease in net revenue is primarily driven by lower patient service volumes in our lower margin chronic business. Net revenue for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Net Revenue
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$470,924	100%	$491,254	100%	$(20,330)	(4)%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Gross Profit
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$128,396	27%	$129,773	26%	$(1,377)	(1)%

The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit in dollars for the six months ended June 30, 2016 as compared to the same period in 2015, as with revenue, is also driven by lower patient service volume in our lower margin chronic business. Gross profit as a percentage of revenue improved by 1% for the six months ended June 30, 2016 as compared to the same period in 2015.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Other Operating Expenses
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$80,277	17%	$84,929	17%	$(4,652)	(5)%

Other operating expenses for the six months ended June 30, 2016 decreased compared to the same period in 2015 due to decreased wage, benefit, and other employee costs.
Bad Debt Expense. Bad debt expense for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Bad Debt Expense
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$11,870	3%	$23,511	5%	$(11,641)	(50)%

The decrease in bad debt expense in the six months ended June 30, 2016 as compared to the same period in 2015 reflects the $2.3 million benefit from a change in estimate associated with our allowance for doubtful accounts. The change in estimate had the effect of lowering our doubtful accounts allowance due to improved collection experience evidenced by more predictable cash receipts from our payors. At June 30, 2016, for the majority of our locations and their associated billed revenues, collections have returned to historical Infusion Services business levels experienced prior to the disruption related to acquisition integration.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. General and administrative expenses for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

General and Administrative Expenses
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$20,465	4%	$23,565	5%	$(3,100)	(13)%

The decrease in general and administrative expenses resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, partially offset by increases in professional service fees, facility expenses, and other expenses.

Restructuring, Acquisition, Integration, and Other Expenses, Net. Our restructuring, acquisition, integration, and other expenses, net for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Restructuring, Acquisition, Integration, and Other Expenses, net
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$6,958	1%	$9,673	2%	$(2,715)	(28)%

The restructuring, acquisition, integration, and other expenses, net decreased by $2.7 million during the six months ended June 30, 2016 as a result of nearing completion of our strategic assessment and associated restructuring plans. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs, including transaction costs related to the Home Solutions Transaction.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the six months ended June 30, 2016 and 2015, we recorded depreciation expense of $7.1 million and $8.4 million, respectively, and amortization expense of intangibles of $1.6 million and $3.0 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Depreciation and Amortization Expense
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$8,790	2%	$12,041	2%	$(3,251)	(27)%

The decrease in depreciation expense in the six months ended June 30, 2016 as compared to the same period in 2015 is the result of a lower property and equipment net balance at the beginning of the current six month period. The decrease in amortization expense of intangibles is a result of a certain intangibles balance being fully amortized in 2015.

Interest Expense, Net. Interest expense, net consists primarily of interest income, interest expense, and amortization of deferred financing costs. During the six months ended June 30, 2016 and 2015, we recorded net interest expense of $18.9 million and $18.2 million, respectively, including $1.8 million and $1.3 million of amortization of deferred financing costs, respectively. Our interest expense, net for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Interest Expense, Net
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$18,881	4%	$18,243	4%	$638	3%

Gain on Disposition of Property and Equipment. Gain on disposition of property and equipment includes a gain of $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016. Gain on disposition of property and equipment for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Gain on Disposition of Property and Equipment
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
939	—%	—	—%	$939	—%

Income Tax Expense (Benefit). Our income tax expense (benefit) for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

Income Tax Expense (Benefit)
Six Months Ended June 30, 2016	Percentage of Revenues	Six Months Ended June 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$172	—%	$(17,993)	(4)%	$18,165	(101)%

The 2016 income tax expense includes a federal tax benefit of $6.3 million, offset by a $5.3 million adjustment related to deferred tax asset valuation allowances and transaction costs and other permanent items of $1.1 million. The income tax benefit of $18.0 million for the six months ended June 30, 2015 includes a federal tax benefit of $97.0 million, offset by a $37.9 million adjustment to deferred tax asset valuation allowances and impairment of goodwill of $41.0 million.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is net loss adjusted for net interest expense, income tax expense (benefit), depreciation and amortization, impairments, and stock-based compensation expense. Consolidated Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including costs associated with restructuring and integration initiatives such as employee severance costs, certain legal and professional fees, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed locations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Infusion services Adjusted EBITDA	$19,266	$6,339	$36,249	$21,333
Corporate overhead Adjusted EBITDA	(8,895)	(10,704)	(18,475)	(20,746)

Consolidated Adjusted EBITDA	10,371	(4,365)	17,774	587

Interest expense, net	(9,469)	(9,080)	(18,881)	(18,243)
Gain on disposition of property and equipment	—	—	939	—
Income tax provision (benefit)	(149)	19,921	(172)	17,993
Depreciation and amortization expense	(4,252)	(6,247)	(8,790)	(12,041)
Impairment of goodwill	—	(238,000)	—	(238,000)
Stock-based compensation expense	(519)	(1,162)	(1,990)	(2,819)
Restructuring, acquisition, integration, and other expenses, net	(4,291)	(5,969)	(6,958)	(9,673)
Loss from continuing operations, net of income taxes	$(8,309)	$(244,902)	$(18,078)	$(262,196)

Consolidated Adjusted EBITDA increased during the three months and six months ended June 30, 2016 compared to the same periods in the prior year mainly due to the restructuring efforts undertaken by the Company, the reduction in corporate overhead cost and the focus on the core Infusion Services business.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $15.7 million during the six months ended June 30, 2016 compared to $44.2 million during the six months ended June 30, 2015, a decrease of $28.5 million. Significant changes in operating assets and liabilities provided $10.8 million more cash in the six months ended June 30, 2016 as compared to the same period in 2015. This consisted primarily of a year over year decrease in changes to inventory and prepaid expenses of $16.7 million and year over year increases in changes to accrued expenses of $5.4 million and amounts due to plan sponsors of $1.5 million, offset by a year over year decrease in changes to accounts payable of $3.5 million and a decrease in changes to accounts receivable of $9.2 million, primarily as a result of improved billing and collection efforts, offset by a reduction in the allowance for doubtful accounts. Net cash used in operating activities from discontinued operations was predominantly for the final payment of legal settlement agreements.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2016 was $4.3 million compared to $5.8 million of cash used during the same period in 2015. Expenditures for property and equipment were $5.5 million during the six months ended June 30, 2015 as compared to $5.8 million during the same period in 2015.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2016 was $61.8 million compared to $52.4 million of cash provided by financing activities during the same period in 2015. The cash provided by financing activities in the six months ended June 30, 2016 includes the net proceeds of approximately $83.3 million from the 2016 Equity Offering (as defined below) and advances of $45.0 million offset by repayments of $60.0 million on our Revolving Credit Facility (defined below), offset by $6.3 million of principal payments made on the Term Loan Facility.

At June 30, 2016, we had working capital of $97.4 million, including $51.4 million of cash on hand, compared to $30.9 million at December 31, 2015. The $66.4 million increase in working capital primarily results from an increase in our cash and cash equivalents of $35.8 million attributable to the 2016 Equity Offering. At June 30, 2016, approximately $70.4 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $4.6 million. Our Revolving Credit Facility borrowing capacity is subject to certain conditions described below in “MD&A - Liquidity and Capital Resources - Senior Credit Facilities.”

Senior Credit Facilities

The Company is obligated under (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc. (collectively, the “Lenders”), originally entered on July 31, 2013 and amended from time to time.

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of June 30, 2016, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 7.75% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

As of June 30, 2016, the Company had borrowing capacity of $70.4 million (borrowing capacity of $55.4 million to remain subject to an alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million.

2021 Notes

On February 11, 2014, the Company issued $200.0 million aggregate principal amount of 8.875% senior notes due in 2021 (the “2021 Notes”). The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company.

Interest on the 2021 Notes accrues at a fixed rate of 8.875% per annum and is payable in cash semi-annually on February 15 and August 15 of each year. The debt discount of $5.0 million at issuance is being amortized as interest expense through maturity which will result in the accretion over time of the outstanding debt balance to the principal amount. The 2021 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Securities Purchase Agreement

On March 9, 2015, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners L.P., a Delaware limited partnership, Coliseum Capital Partners II, L.P., a Delaware limited partnership, and Blackwell Partners, LLC, Series A, a Georgia limited liability company (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the PIPE Investors in a private placement (the “PIPE Transaction”) an aggregate of (a) 625,000 shares of Series A Preferred Stock at a purchase price per share of $100.00 (the “PIPE Preferred Shares”), (b) 1,800,000 PIPE Class A warrants (the “Class A Warrants”), and (c) 1,800,000 PIPE Class B warrants (the “Class B Warrants” and, together with Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. The initial conversion price for the PIPE Preferred Shares is $5.17. The PIPE Warrants may be exercised to acquire shares of Common Stock. Pursuant to an addendum (the “Warrant Addendum”), dated as of March 23, 2015, to the Warrant Agreement, dated as of March 9, 2015 (together with the Warrant Addendum, the “Warrant Agreement”), with the PIPE Investors, the PIPE Investors paid the Company $0.5 million in the aggregate, and the per share exercise price of the Class A Warrants and Class B Warrants was set at $5.17 and $6.45, respectively, reduced from $5.295 to $5.17 and from $6.595 to $6.45, respectively.

Series A, Series B, and Series C Convertible Preferred Stock

In connection with the PIPE Transaction, the Company authorized 825,000 shares and issued to the PIPE Investors 625,000 shares of Series A Preferred Stock at $100.00 per share. We are required, pursuant to the terms of the Certificate of Designations governing the Series A Preferred Stock and the Warrant Agreement governing the PIPE Warrants, to at all times reserve sufficient shares of common stock to allow for the conversion of the Series A Preferred Stock and exercise of the PIPE Warrants.

The Series A Preferred Stock may, at the option of the holder, be converted into Common Stock and receive a Liquidation Preference upon voluntary or involuntary liquidation, dissolution, or winding up of the Company as described in the Company’s Annual Report. The Company may pay a noncumulative cash dividend on each share of the Series A Preferred Stock. In the event the Company does not declare and pay a cash dividend, the Liquidation Preference of the Series A Preferred Stock will be increased to an amount equal to the Liquidation Preference in effect at the start of the applicable quarterly dividend period, plus an amount equal to such then applicable Liquidation Preference multiplied by 11.5% per annum.

On June 10, 2016, in order to allow the shares of common stock reserved for issuance for the conversion of the Series A Preferred Stock and exercise of the PIPE Warrants to be released from reservation and sold pursuant to the 2016 Equity Offering (see below), we entered into an Exchange Agreement with the PIPE Investors (the “Series B Exchange Agreement”) pursuant to which the PIPE Investors agreed:

i) to exchange 614,177 shares of the existing Series A Preferred Stock for an identical number of shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”), which have the same terms as the Series A Preferred Stock, except that the terms of the Series B Preferred Stock include the authority of the holders of the Series B Preferred Stock to waive the requirement that the Company reserve a sufficient number of shares of common stock reserved at all times to allow for the conversion of the Series B Preferred Stock; and

ii) to waive the requirement under the Warrant Agreement governing the PIPE Warrants to reserve 3,600,000 shares of our common stock for the exercise of the PIPE Warrants.

On June 14, 2016, the Company entered into another Exchange Agreement (the “Series C Exchange Agreement”) with the PIPE Investors, pursuant to which the PIPE Investors agreed to exchange their shares of Series B Preferred Stock issued pursuant to the Series B Exchange Agreement on a one for one basis for shares of a new series of preferred stock of the Company (the “Series C Preferred Stock” and, together with the Series A Preferred Stock and the Series B Preferred Stock, the “Preferred Stock”), designated “Series C Convertible Preferred Stock.”

Under the terms of the Series C Exchange Agreement, the PIPE Investors agreed to exchange 614,177 shares of the Series B Preferred Stock for an identical number of shares of Series C Preferred Stock, which have the same terms as the Series B Preferred Stock, except that the terms of the Series C Preferred Stock provide that the 11.5% per annum rate of non-cash dividends payable on the shares of the Series C Preferred Stock will be reduced based on the achievement by the Company of specified “Consolidated EBITDA” as defined in the Senior Credit Facilities. In addition, pursuant to the Series C Exchange Agreement, the PIPE Investors agreed to waive the requirement under the Warrant Agreement governing the PIPE Warrants held by the PIPE Investors to reserve 3,600,000 shares of our common stock for the exercise of the PIPE Warrants.

The transactions effected pursuant to the Series C Exchange Agreement ensured there were a sufficient number of authorized shares of common stock to undertake the 2016 Equity Offering. In the Series C Exchange Agreement, we agreed that within four months of the date of the Series C Exchange Agreement, we would call a special meeting of our stockholders to seek approval to the Charter Amendment so as to allow us to reserve sufficient shares for the conversion of the Series C Preferred Stock and the exercise of the PIPE Warrants. If approval of the Charter Amendment is not obtained at such meeting, we agreed to resubmit the Charter Amendment at the annual or a special meeting of our stockholders on an annual basis beginning in 2017 until stockholder approval is obtained. Until stockholder approval is obtained, we agreed that we will not issue any additional shares of common stock or equity awards to employees without the consent of the PIPE Investors holding a majority of the voting power of the Series C Preferred Stock, provided that we may grant awards with respect to the 1.93 million shares of common stock currently reserved for issuance under our 2008 Equity Incentive Plan. If stockholder approval of the Charter Amendment is not obtained prior to the earlier of May 17, 2021, and the date all of our obligations under the indenture governing the 2021 Notes have been satisfied, then the PIPE Investors holding a majority of the voting power of the Series C Preferred Stock may elect to require us to redeem for cash all shares of Series C Preferred Stock for which there are not sufficient authorized shares of common stock reserved to allow conversion of such shares of Series C Preferred Stock. The redemption price per share of Series C Preferred Stock would be calculated as the greater of the liquidation preference of each redeemed share of Series C Preferred Stock and the product of the volume weighted average share price of our common stock on the NASDAQ for a ten trading day period ending two trading days prior to the date that we receive the redemption notice and the number of shares of our common stock into which each share of Series C Preferred Stock is convertible.

As a result of the exchanges discussed above, there are currently (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

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

2016 Shelf Registration

We filed a shelf registration statement on Form S-3 under the Securities Act on April 1, 2016, which was declared effective May 2, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $200 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants, units and rights.

2016 Equity Offering

On June 22, 2016, pursuant to our effective shelf registration statement on Form S-3, we completed an underwritten public offering of 45,200,000 shares of our common stock, including 5,200,000 shares of common stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of $2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). We received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering expenses.

A portion of the net proceeds from the 2016 Equity Offering was used to temporarily repay our outstanding borrowings under the Revolving Credit Facility. We intend to draw from the Revolving Credit Facility and use the remainder of the 2016 Equity Offering net proceeds to fund the Cash Consideration and pay fees and expenses in connection with the pending Home Solutions Transaction.

Income Taxes

At June 30, 2016, we had Federal net operating loss (“NOL”) carry forwards of approximately $274.9 million, of which $17.0 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of our Federal NOLs, $18.0 million will be recorded in additional paid-in capital when realized. These NOLs are related to the exercise of non-qualified stock options and restricted stock grants. We have post-apportioned state NOL carry forwards of approximately $358.0 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $15.7 million during the six months ended June 30, 2016. Our working capital increased $66.4 million as of June 30, 2016 compared to December 31, 2015, primarily as a result of an increase in our cash and cash equivalents of $35.8 million attributable to the 2016 Equity Offering. Pursuant to the Home Solutions Agreement, we will be required to pay the Cash Consideration upon closing of the Home Solutions Transaction. As discussed above, if the required conditions are timely satisfied or waived, we project that the closing of the Home Solutions Transaction, and the associated payment by us of the Cash Consideration, will occur in the third quarter of 2016. Our future cash requirements may cause us to seek additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of August 8, 2016, we have no amounts drawn on our Revolving Credit Facility and outstanding letters of credit of $4.6 million, thereby giving us $70.4 million of additional capacity subject to triggering more stringent financial covenants, or $55.4 million of additional borrowing capacity to remain subject to the alternate leverage test. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility, including an alternate leverage test for the consolidated first lien leverage ratio, with the financial covenants through March 31, 2017. Under the Fourth Amendment, the alternate leverage test is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million.

We regularly evaluate market conditions and financing options to improve our current liquidity profile and enhance our financial flexibility. These options may include opportunities to raise additional funds through the issuance of debt securities or other instruments, the sale of assets or refinancing all or a portion of our indebtedness. However, there is no assurance that, if necessary, we would be able to raise capital to provide required liquidity.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 7 within the financial statements section of this document.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015, are hereby incorporated by reference. Material changes to such risk factors during the three months ended June 30, 2016, and additional risk factors reflecting recent developments at the Company are as follows:

We do not have adequate shares reserved for the conversion or exercise of certain equity-linked securities, including our PIPE Warrants. As a result, such securities, including our PIPE Warrants, may be reclassified from equity to liability, which could result in significant volatility in our earnings.

We currently do not have adequate authorized shares reserved for the conversion or exercise of certain equity-linked securities, including our PIPE Warrants. Under GAAP, the insufficiency of our authorized shares to satisfy the conversion or exercise of equity-linked securities may lead to their reclassification from equity to liability, with changes in fair value recorded in earnings, which may result in significant volatility in our earnings.

The PIPE Investors may exercise influence over us, including through their ability to influence matters requiring the approval of holders of our common stock, Series A Preferred Stock or Series C Preferred Stock.

Holders of the Preferred Stock are entitled to vote on an as-converted basis upon all matters upon which holders of our common stock have the right to vote. The shares of Preferred Stock owned by the PIPE Investors currently represent approximately 15.1% of the voting rights in respect of our share capital on an as-converted basis, and accordingly the PIPE Investors may have the ability to significantly influence the outcome of most matters submitted for the vote of our stockholders.

Further, so long as shares of the Series C Preferred Stock represent at least 5% of our outstanding voting stock (on an as converted into common stock basis), the holders of our Series C Preferred Stock are entitled to designate one member of the Company’s Board of Directors (the “Board”) by a majority of the voting power of the outstanding shares of Series C Preferred Stock. The PIPE Investors are currently the beneficial owners of all of the issued and outstanding shares of our Series C Preferred Stock. As a result of the exchanges of the Preferred Stock discussed above, shares of the Series A Preferred Stock no longer represent at least 5% of our outstanding common stock (on an as converted into common stock basis). Accordingly, the holders of our Series A Preferred Stock are no longer entitled to designate any members of the Board.

The PIPE Investors’ ownership of our Series A Preferred Stock and ownership of all of our Series C Preferred Stock will limit the ability of any current or future holders of Preferred Stock to influence corporate matters requiring the approval of the holders of Series A or Series C Preferred Stock, including the Series C Preferred Stock right, voting as a separate class, to elect one director to our Board, and to approve certain amendments to our certificate of incorporation, or certain other changes, that would adversely affect the holders of the Preferred Stock. The PIPE Investors’ voting power of the Preferred Stock may also delay, defer or even prevent an acquisition by a third party or other change of control of our company to the extent that the consideration that would be received by the PIPE Investors and other holders of Preferred Stock in such acquisition or change of control is less than their liquidation preference, and may make some transactions more difficult or impossible without the support of the PIPE Investors, even if such events are in the best interests of our other stockholders. Accordingly, the ownership position and the governance rights of the PIPE Investors could discourage a third party from proposing a change of control or other strategic transaction with us. In any of these matters, the interests of the PIPE Investors may differ from or conflict with the interests of our other stockholders.

In addition, the PIPE Investors are in the business of making investments in companies and may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential customers.

Risks Relating to the Home Solutions Transaction

We may fail to complete the Home Solutions Transaction if certain required conditions, many of which are outside of our control, are not satisfied.

Completion of the Home Solutions Transaction is subject to stockholder approval of the Charter Amendment as well as various customary closing conditions including, but not limited to, the absence of legal orders prohibiting the consummation of the Home Solutions Transaction, the absence of conditions or circumstances constituting a business material adverse effect with respect to Home Solutions, the accuracy of the representations and warranties of the parties, the parties’ performance and compliance in all material respects with the agreements and covenants contained in the Home Solutions Agreement and the parties’ attainment of certain third-party consents.

Despite our best efforts, we may not be able to satisfy or timely obtain the various closing conditions, and such failure or delay in completing the Home Solutions Transaction may cause uncertainty or other negative consequences that may materially and adversely affect our performance, financial condition, results of operations, share price and the perceived acquisition value.

Failure to complete the Home Solutions Transaction could adversely affect our business.

If the conditions to completion of the Home Solutions Transaction are not met, or if the Home Solutions Transaction is not completed for any other reason, we will be subject to several risks, including, (a) the price of our common stock may decline if the Home Solutions Transaction is not completed, to the extent our current stock price reflects a market assumption that the Home Solutions Transaction will occur, (b) we will remain liable for significant transaction costs that would be payable even if the Home Solutions Transaction is not completed, (c) a failed transaction may result in negative publicity and a negative impression of us in the investment community, (d) our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Home Solutions Transaction, and (e) any disruptions to our business resulting from the announcement and pendency of the Home Solutions Transaction, including any adverse changes in our relationships with our employees, vendors, and customers (including Home Solutions), could continue or accelerate in the event of a failed transaction. For these and other reasons, failure to consummate the Home Solutions Transaction could adversely impact our business, financial condition, results of operations, and stock price.

There may be difficulties in integrating Home Solutions’ business and operations into our business and operations, and the integration process will place an additional burden on our management and internal resources. We may overestimate the synergies that will result from the Home Solutions Transaction or underestimate the cost of implementing such synergies.

We contemplate that the Home Solutions Transaction will be immediately accretive to our stockholders and result in increased earnings and cost savings for us following the integration of Home Solutions into our business. This expectation is based on presumed synergies from consolidation and enhanced growth opportunities. We expect to fully realize the synergies from the Home Solutions Transaction within 12 to 18 months following the consummation of the Home Solutions Transaction and to incur the cost of implementing such synergies within the same period. We currently estimate the range of such synergies to be between $14 million and $17 million and that the cost to achieve such synergies will be approximately $5.5 million. These anticipated benefits will depend in part on whether Home Solutions’ operations can be integrated in an efficient and effective manner into our operations, and whether the expected bases or sources of synergies produce the benefits anticipated. Many operational and strategic decisions with respect to Home Solutions following its acquisition by us have not been made and may not have been fully identified. These decisions may present significant challenges to management, including the integration of systems and personnel of the two companies, and special risks, including possible unanticipated liabilities, significant one-time write-offs or restructuring charges, unanticipated costs and the loss of key employees.

While we believe that our expectations regarding the achievement of synergies and other benefits of the Home Solutions Transaction are reasonable, there can be no assurance that the integration of Home Solutions’ operations, management and culture into ours will be timely or effectively accomplished. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses, inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers.

In addition, our ability to realize the anticipated synergies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, such as changes to government regulation governing or otherwise impacting our industry, reductions in reimbursement rates from Third Party Payors, reductions in service levels under our contracts, operating difficulties, client preferences, changes in competition and general economic or industry conditions. Consequently, we may overestimate the synergies that will result from the Home Solutions Transaction or underestimate the cost of implementing such synergies.

Further, the work to achieve successful integration of operations and personnel will place an additional burden on our management and our internal resources. The additional burden could lead to significant diversion of management attention, which could lead to a decrease in our future operating results and thereby negatively impact our share price.

Jefferies LLC will receive a substantial portion of its fees and other compensation if the Home Solutions Transaction is consummated.

We engaged Jefferies LLC (“Jefferies”) to act as our exclusive financial advisor in connection with the Home Solutions Transaction, and we will pay Jefferies a fee of $4.5 million, $1.0 million of which was payable upon delivery of its opinion to the Board that the consideration to be paid by us pursuant to the Home Solutions Agreement was fair to us from a financial point of view. The remaining $3.5 million will be payable upon the consummation of the Home Solutions Transaction. As such, Jefferies has a considerable financial interest in the Home Solutions Transaction being consummated. Jefferies delivered its opinion to the Board.

We have incurred and will continue to incur substantial transaction-related costs in connection with the Home Solutions Transaction.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs in initiating and completing the Home Solutions Transaction, integrating the operations of Home Solutions and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid or payable to financial, legal and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration process. These costs may be higher than expected and could have a material adverse effect on our financial condition, operating results or value.

The Home Solutions Transaction may expose us to unknown or contingent liabilities for which we have no indemnification rights, or we may be subject to liabilities substantially in excess of amounts covered through any indemnification rights, or experience difficulty enforcing such indemnification rights.

We have indemnification rights with respect to breaches of representations and warranties, breaches of covenants and the failure of Home Solutions to satisfy any liabilities that are excluded. Governmental agencies and other third parties bringing claims against Home Solutions with respect to such matters, including claims brought against Home Solutions pursuant to Medicare and Medicaid regulations or under the False Claims Act, may seek to impose liability on us despite the fact that we did not assume such liabilities from Home Solutions. Claims relating to such matters may exceed the limit on our indemnification rights. Home Solutions may also have other unknown liabilities which we will be responsible for after the Home Solutions Transaction. If we are held responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, or if we experience difficulty enforcing such indemnification rights, we could suffer severe consequences that could substantially reduce our revenues, earnings and cash flows. Furthermore, the indemnity does not cover loss of our future revenue or income or loss of business reputation or opportunity that may arise as a consequence of the indemnified liabilities. The indemnified liabilities may, therefore, result in reputational damage to our business that could adversely affect our financial condition.

Anti-assignment provisions in Home Solutions’ agreements triggered in connection with our acquisition of Home Solutions may lead to adverse consequences.

Home Solutions may be a party to agreements that contain provisions on assigning the agreement that may be triggered in connection with the Home Solutions Transaction. The operation of these anti-assignment provisions, if triggered, could result in unanticipated expenses and/or the loss of certain customers, vendors or payors. If Home Solutions and the Company are unable to negotiate consent to the assignment of the agreements, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Home Solutions and the Company are able to negotiate consents, the counterparties may require a fee for such consent or seek to renegotiate the agreements on terms less favorable to Home Solutions. Any of the foregoing or similar developments may have an adverse impact on our business and results of operations.

The Home Solutions Transaction is subject to the receipt of consents and approvals from government entities that may not be received or that may impose conditions that could have an adverse effect on us following the completion of the Home Solutions Transaction.

We cannot complete the Home Solutions Transaction unless we receive various consents, orders, approvals and clearances from antitrust, health care regulatory and other authorities in the United States. While we believe that we will receive the requisite regulatory approvals from these authorities, there can be no assurance that such approvals will be received. In addition, these authorities may impose conditions on the completion of the Home Solutions Transaction or require changes to the terms of the Home Solutions Transaction that could result in the divestiture of certain assets of the Company or Home Solutions. While we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and any such conditions or changes could have the effect of delaying completion of the Home Solutions Transaction or imposing additional costs on or limiting the revenues of the Company following the Home Solutions Transaction, any of which may have an adverse effect on us following the Home Solutions Transaction.

A shortage of qualified pharmacists, nursing staff and other professionals could adversely affect our ability to attract, train and retain qualified personnel and could increase operating costs after the Home Solutions Transaction.

Home Solutions’ pharmacy business relies significantly on its ability to attract and retain pharmacists and pharmacy technicians. In addition, Home Solutions’ business relies on its ability to attract and retain nurses, dietitians and other caregivers who possess the skills, experience and licenses necessary to meet the requirements of its patients. Home Solutions competes for personnel with other providers of pharmacy and home health services. Our ability to attract and retain licensed professionals after the Home Solutions Transaction will depend on several factors, including our ability to provide these licensed professionals with attractive assignments and competitive benefits and salaries. There can be no assurance that we will be successful in any of these areas. In addition, there are occasional shortages of qualified health care personnel in some of the markets in which Home Solutions operates. As a result, we may face higher costs to attract licensed professionals and we may have to provide them with more attractive benefit packages than originally anticipated, either of which could cause our profitability to decline.

Failure to retain key employees of both the Company and Home Solutions, including executive officers, and the loss of key personnel or the transition of key personnel, including our Chief Executive Officer, could diminish the benefits of the Home Solutions Transaction.

The successful acquisition of Home Solutions will depend in part on the retention of key personnel at Home Solutions, including senior management, and the continued contributions of our senior management. We have not entered into employment agreements with any such key personnel of Home Solutions and there can be no assurances that we will be able to retain them following consummation of the Home Solutions Transaction. Further, upon consummation of the Home Solutions Transaction, we intend to retain the current chief executive officer of Home Solutions, Dan Greenleaf, as our new chief executive officer. Although we intend to make this transition as smooth as possible, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our results of operations and financial condition.

In addition, no assurance can be given that after the Home Solutions Transaction, the Company and Home Solutions will be able to attract or retain key management personnel and other key employees to the same extent that the Company and Home Solutions have been previously able to attract or retain their own employees.

The Home Solutions Transaction will result in changes to our Board that may affect the strategy and operations of the combined company as compared to that of the Company and Home Solutions.

If we complete the Home Solutions Transaction, the composition of our Board will change. Following the completion of the Home Solutions Transaction, our Board has agreed that Home Solutions will have the right to appoint one member to our Board. In addition, we intend to retain the current chief executive officer of Home Solutions, Dan Greenleaf, as our new chief executive officer upon consummation of the Home Solutions Transaction. The Home Solutions Agreement does not require us to select Mr. Greenleaf as our president and chief executive offer, and there are no arrangements or understandings between Mr. Greenleaf and any other persons pursuant to which he would be selected as president and chief executive officer if the Home Solutions Transaction is consummated. We have agreed that Mr. Greenleaf will serve on our Board during such time as he remains Chief Executive Officer. This new composition of our Board may affect our business strategy and operating decisions following completion of the Home Solutions Transaction. In addition, there can be no assurance that the new Board will function effectively as a team and that there will not be any adverse effects on our business as a result.

The Company and our current president and chief executive officer, Richard M. Smith, have an understanding that Mr. Smith will step down from the position of president and chief executive officer of the Company effective upon consummation of the Home Solutions Transaction. We intend to promote Mr. Smith to Vice Chairman of the Board, in which capacity he will assist in an orderly transition process.

Current shareholders may have reduced ownership and voting interests after the Home Solutions Transaction is consummated. In addition, after we register with the SEC the public resale of the Transaction Closing Equity Consideration and the Contingent Shares, Home Solutions may elect to sell such shares on the open market, which may have an adverse effect on the market price of our common stock.

Based on the number of shares of our common stock outstanding on June 30, 2016, assuming all the RSUs vest, upon the completion of the Home Solutions Transaction, Home Solutions could potentially own approximately 9.5% of our common stock, or 10,843,750 shares of our common stock, which will be held in the form of the Transaction Closing Equity Consideration as well as the Contingent Shares, issuable subject to the terms of the Home Solutions Agreement.

Our shareholders currently have the right to vote for the directors of the Company and on other matters affecting us. When the Home Solutions Transaction is consummated, Home Solutions will become a shareholder of the Company, which shareholding will increase upon vesting of the Contingent Shares. As a result, the percentage ownership of the Company held by each of our current shareholders will be smaller than such shareholder’s percentage ownership of the Company prior to the consummation of the Home Solutions Transaction. Our current shareholders will, therefore, have proportionately less ownership and voting interests in the Company following the Home Solutions Transaction than they have now.

In addition, we have agreed to prepare and file with the SEC a Form S-3 registering the resale of the Transaction Closing Equity Consideration and the Contingent Shares. After such shares have been registered for resale, Home Solutions may elect to sell shares of our common stock in the open market. The public resale of the Transaction Closing Equity Consideration and the Contingent Shares, or the perception or expectation that such resales could occur, could adversely affect the market price for our common stock. The Home Solutions Transaction may have a dilutive effect on net income per common share after giving effect to the issuance of the Transaction Closing Equity Consideration and the Contingent Shares. The actual amount of dilution from the issuance of the Transaction Closing Equity Consideration and the Contingent Shares cannot be determined at this time.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1+
Asset Purchase Agreement, dated June 11, 2016, by and among HS Infusion Holdings, Inc., the direct and indirect subsidiaries of HS Infusion Holdings, Inc. set forth on the signature pages, the Company and HomeChoice Partners, Inc. (the “Home Solutions Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, SEC File Number 000-28740).

2.2
First Amendment, dated June 16, 2016, to the Home Solutions Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 20, 2016, SEC File Number 000-28740).

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

3.4
Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, SEC File Number 000-28740).

3.5
Certificate of Designations for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016, SEC File Number 000-28740).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
4.1
Amendment to the Registration Rights Agreement dated June 10, 2016, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P and Blackwell Partners, LLC Series A (collectively, the “PIPE Investors”) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, SEC File Number 000-28740).

4.2
Amendment No. 2 to the Registration Rights Agreement dated June 14, 2016, by and among the Company and the PIPE Investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016, SEC File Number 000-28740).

10.1
Amendment to BioScrip, Inc. Amended and Restated 2008 Equity Incentive Plan, dated June 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2016, SEC File Number 000-28740).

10.2
Exchange Agreement, dated as of June 10, 2016, entered into by and among the Company and each of the PIPE Investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, SEC File Number 000-28740).

10.3
Exchange Agreement, dated as of June 14, 2016, entered into by and among the Company and each of the PIPE Investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016, SEC File Number 000-28740).

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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Unaudited Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

+
Certain schedules attached to the Home Solutions Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2016.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer