Form 10-Q
period 2016-09-30
BioScrip, Inc.
filed 2016-11-08
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-11993

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

On November 4, 2016, there were 117,682,543 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,835	$15,577
Receivables, less allowance for doubtful accounts of $51,072 and $59,689 as of September 30, 2016 and December 31, 2015, respectively	103,688	97,353
Inventory	33,380	42,983
Prepaid expenses and other current assets	19,462	27,772
Total current assets	159,365	183,685
Property and equipment, net	33,710	31,939
Goodwill	373,070	308,729
Intangible assets, net	27,201	5,128
Other non-current assets	2,055	1,161
Total assets	$595,401	$530,642
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$48,189	$24,380
Accounts payable	45,700	65,077
Amounts due to plan sponsors	3,953	3,491
Accrued interest	2,268	6,898
Accrued expenses and other current liabilities	40,804	52,918
Total current liabilities	140,914	152,764
Long-term debt, net of current portion	388,052	393,741
Deferred taxes	773	236
Contingent consideration liability	15,812	—
Other non-current liabilities	4,502	1,861
Total liabilities	550,053	548,602
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 and 635,822 shares outstanding as of September 30, 2016 and December 31, 2015, respectively; and, $2,530 and $69,702 liquidation preference as of September 30, 2016 and December 31, 2015, respectively	2,386	62,918
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of September 30, 2016; and $73,365 liquidation preference as of September 30, 2016	67,242	—
Stockholders’ deficit
Preferred stock, $.0001 par value; 4,175,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.0001 par value; 125,000,000 shares authorized; 117,682,543 and 71,421,664 shares issued and 117,682,543 and 68,767,613 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	12	8
Treasury stock, no shares outstanding as of September 30, 2016 and 2,654,051 shares outstanding, at cost, as of December 31, 2015	—	(10,737)
Additional paid-in capital	606,656	531,764
Accumulated deficit	(630,948)	(601,913)
Total stockholders’ deficit	(24,280)	(80,878)
Total liabilities and stockholders’ deficit	$595,401	$530,642

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$224,542	$247,224	$695,466	$738,478
Cost of revenue (excluding depreciation expense)	161,957	181,991	504,485	543,472
Gross profit	62,585	65,233	190,981	195,006

Other operating expenses	42,729	42,155	123,006	127,120
Bad debt expense	7,727	9,366	19,598	32,832
General and administrative expenses	9,948	8,547	30,413	31,881
Impairment of goodwill	—	13,850	—	251,850
Restructuring, acquisition, integration, and other expenses, net	2,368	5,368	9,326	15,041
Depreciation and amortization expense	4,166	5,473	12,956	17,517
Interest expense, net	9,331	9,506	28,212	27,750
Gain on dispositions	(3,015)	(2)	(3,954)	(5)
Loss from continuing operations, before income taxes	(10,669)	(29,030)	(28,576)	(308,980)
Income tax expense (benefit)	421	(4,551)	593	(22,544)
Loss from continuing operations, net of income taxes	(11,090)	(24,479)	(29,169)	(286,436)
Income (loss) from discontinued operations, net of income taxes	(174)	7,698	134	5,172
Net loss	$(11,264)	$(16,781)	$(29,035)	$(281,264)
Accrued dividends on preferred stock	(2,138)	(1,899)	(6,192)	(4,157)
Deemed dividends on preferred stock	(173)	(169)	(518)	(3,519)
Loss attributable to common stockholders	$(13,575)	$(18,849)	$(35,745)	$(288,940)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.39)	$(0.42)	$(4.28)
Loss from discontinued operations, basic and diluted	—	0.11	—	0.08
Loss per common share, basic and diluted	$(0.12)	$(0.28)	$(0.42)	$(4.20)

Weighted average common shares outstanding, basic and diluted	114,826	68,742	85,701	68,693

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,035)	$(281,264)
Less: income from discontinued operations, net of income taxes	134	5,172
Loss from continuing operations, net of income taxes	(29,169)	(286,436)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	12,956	17,517
Impairment of goodwill	—	251,850
Amortization of deferred financing costs and debt discount	3,005	2,929
Change in fair value of contingent consideration	(4,597)	(21)
Change in deferred income taxes	536	(21,208)
Stock-based compensation expense	3,347	3,651
Gain (loss) on dispositions	(3,954)	784
Changes in assets and liabilities:
Receivables, net of bad debt expense	6,720	3,623
Inventory	12,802	10,328
Prepaid expenses and other assets	9,161	(3,386)
Accounts payable	(31,248)	(35,822)
Amounts due to plan sponsors	461	(1,354)
Accrued interest	(4,629)	(4,586)
Accrued expenses and other liabilities	(7,841)	(8,555)
Net cash used in operating activities from continuing operations	(32,450)	(70,686)
Net cash (used in) provided by operating activities from discontinued operations	(6,088)	4,061
Net cash used in operating activities	(38,538)	(66,625)
Cash flows from investing activities:
Cash consideration paid for acquisition	(67,516)	—
Purchases of property and equipment	(8,044)	(10,146)
Proceeds from dispositions	4,177	—
Net cash used in investing activities from continuing operations	(71,383)	(10,146)
Net cash provided by investing activities from discontinued operations	—	22,375
Net cash (used in) provided by investing activities	(71,383)	12,229
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	59,691
Deferred and other financing costs	—	(1,219)
Borrowings on revolving credit facility	84,000	203,663
Repayments on revolving credit facility	(60,000)	(178,663)
Principal payments of long-term debt	(9,411)	—
Repayments of capital leases	(525)	(315)
Proceeds from equity offering, net of $7,133 in offering costs	83,267	—
Other	(152)	(60)
Net cash provided by financing activities	97,179	83,097
Net change in cash and cash equivalents	(12,742)	28,701
Cash and cash equivalents - beginning of period	15,577	740
Cash and cash equivalents - end of period	$2,835	$29,441
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30,128	$23,882
Cash paid during the period for income taxes	$260	$462
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 3,750,000 shares in connection with the acquisition of Home Solutions	$9,938	$—

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

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2016 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.

The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business Combinations

Business combinations are accounted for using the acquisition method as of the acquisition date, the date on which control is transferred to the Company. Goodwill is measured at the acquisition date as the fair value of the consideration transferred, plus the fair value of the identifiable assets acquired and liabilities assumed. Transaction costs are expensed as incurred. Contingent consideration payable is measured at fair value at the acquisition date. Contingent consideration classified as equity is not re-measured and settlement is accounted for within equity.
Reclassifications

With the sale of the PBM Services segment (the “PBM Business”) in 2015 all prior period financial statements have been reclassified to include the PBM Business as discontinued operations, along with other reclassifications, as further described in Note 1 in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$17,977	$8,789	$26,766	$19,944	$11,369	$31,313
Commercial	93,247	19,768	113,015	94,477	20,213	114,690
Patient	6,232	8,747	14,979	5,014	6,025	11,039
Gross accounts receivable	$117,456	$37,304	154,760	$119,435	$37,607	157,042
Allowance for doubtful accounts			(51,072)			(59,689)
Net accounts receivable			$103,688			$97,353

Going Concern

As of September 30, 2016, we are in compliance with the debt leverage covenant contained in our Credit Agreement.  However, our forecasts indicate that we will likely fail that covenant as it becomes more restrictive in 2017.  As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which includes requesting covenant amendments or waivers.  Should we be unable to obtain such relief, a covenant failure would be an event of default under the terms of the

Credit Agreement that could result in the acceleration of our outstanding Credit Agreement  indebtedness plus the acceleration of our senior note obligations.  If the lenders were to make such a demand for repayment, in the absence of additional capital, we would be unable to pay the obligations as we do not have sufficient cash on hand.  With this uncertainty surrounding compliance with our debt covenants, there is substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business.  As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice.  The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this new standard on its financial statements.

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently assessing the impact of this new standard on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU 2015-03 in the accompanying consolidated financial statements on a retrospective basis. As of September 30, 2016, we have $3.6 million and $9.8 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt. As of December 31, 2015, we had $3.3 million and $12.6 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

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

NOTE 2 — LOSS PER SHARE

The Company presents basic and diluted loss per share for its common stock, par value $0.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stock, stock appreciation rights, warrants and convertible Preferred Stock (as defined below). Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Preferred Stock are determined using the “if converted” method.

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

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations, net of income taxes	$(11,090)	$(24,479)	$(29,169)	$(286,436)
Income (loss) from discontinued operations, net of income taxes	(174)	7,698	134	5,172
Net loss	$(11,264)	$(16,781)	$(29,035)	$(281,264)
Accrued dividends on preferred stock	(2,138)	(1,899)	(6,192)	(4,157)
Deemed dividend on preferred stock	(173)	(169)	(518)	(3,519)
Loss attributable to common stockholders	$(13,575)	$(18,849)	$(35,745)	$(288,940)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	114,826	68,742	85,701	68,693

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.39)	$(0.42)	$(4.28)
Loss from discontinued operations, basic and diluted	—	0.11	—	0.08
Loss per common share, basic and diluted	$(0.12)	$(0.28)	$(0.42)	$(4.20)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended September 30, 2016 and 2015 excludes the effect of 13.0 million and 6.3 million shares, respectively, and the computation of the diluted shares for the nine months ended September 30, 2016 and 2015 excludes the effect of 14.5 million and 6.2 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering (see Note 3 - Stockholders’ Deficit), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 3 — STOCKHOLDERS' DEFICIT

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

As of September 30, 2016, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.5 million and $73.4 million, respectively.

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

The Company entered into a registration rights agreement, as amended (the “Registration Rights Agreement”), with the PIPE Investors that, among other things and subject to certain exceptions, requires the Company, upon the request of the PIPE Investors, to register the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A Preferred Shares, the Series C Preferred Shares, or exercise of the PIPE Warrants. Pursuant to the terms of the Registration Rights Agreement, the costs incurred in connection with such registrations will be borne by the Company. As provided under the Registration Rights Agreement, the Company on April 1, 2016 filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), to register, among other things, the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A and Series C Preferred Shares.

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

Carrying Value of Series A Preferred Stock

As of September 30, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to September 30, 2016. The following table sets forth the activity recorded during the nine months ended September 30, 2016 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transactions and the Rights Offering:

Series A Preferred Stock carrying value at December 31, 2015	$62,918
Exchange of shares - Series A to Series C	(60,776)
Accretion of discount related to issuance costs	38
Dividends recorded through September 30, 2016 [1]	206
Series A Preferred Stock carrying value September 30, 2016	$2,386

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock

As of September 30, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to September 30, 2016. The following table sets forth the activity recorded during the nine months ended September 30, 2016 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at 12/31/2015	$—
Exchange of shares - Series A to Series C	60,776
Accretion of discount related to issuance costs	480
Dividends recorded through September 30, 2016 [1]	5,986
Series C Preferred Stock carrying value September 30, 2016	$67,242

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

2016 Equity Offering

On June 22, 2016 the Company completed an underwritten public offering of 45,200,000 shares of Common Stock, including 5,200,000 shares of Common Stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of $2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). The Company received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering expenses.

A portion of the net proceeds from the 2016 Equity Offering was used to temporarily repay our outstanding borrowings under the Revolving Credit Facility (as defined below). The Company then drew from the Revolving Credit Facility and used the remainder of the 2016 Equity Offering net proceeds to fund the Cash Consideration (as defined below) and pay fees and expenses in connection with the closing of the Home Solutions Transaction (see below).

Home Solutions Transaction

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. On September 2, 2016, the same parties entered into a second amendment to the Home Solutions Agreement (the “Second Amendment”), which amended the Home Solutions Agreement to eliminate the condition to closing that the Company receive stockholder approval to increase its authorized share capital (the “Charter Amendment”) and facilitated the timely consummation of the Transaction. The Second Amendment instead provided that the Company will hold a stockholder meeting after the closing of the Transaction to seek stockholder approval of the Charter Amendment, and if the approval is not obtained at the first special meeting, the Company will submit the proposal on a twice per year basis beginning in 2017, at either the annual meeting or a special meeting of stockholders. The Second Amendment further provided Home Solutions with certain contractual protections in the event stockholder approval of the Charter Amendment is not obtained. The Company filed a proxy statement with the SEC to seek approval of the Charter Amendment on October 31, 2016. On September 9, 2016, in connection with the consummation of the Transaction, the parties entered into a third amendment (the “Third Amendment”) to the Home Solutions Agreement, which provided for non-material amendments to the closing mechanics, defined terms, acquired and excluded assets, and covenants of the Home Solutions Agreement.

Under the Home Solutions Agreement, the Company did not purchase, among other things, (a) any accounts receivable associated with governmental payors, (b) cash assets, (c) certain non-transferable assets (e.g., state licenses and Medicare and Medicaid certifications and personnel and employment records), (d) the equity of Home Solutions and its subsidiaries; (e) certain tax assets, (f) causes of actions related to any of the items specified as excluded assets or excluded liabilities in the Home Solutions Agreement, (g) any privileged materials, documents or records of Home Solutions related to such excluded assets or excluded liabilities, or (h) intercompany receivables.

The aggregate consideration paid by the Company in the Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration”); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016.

The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The Home Solutions Agreement provides for a cash settlement option related to the RSUs, effective June 15, 2021, if, and only if, authorized shares are unavailable when the vesting conditions of Tranche A and Tranche B are met.

The Cash Consideration and the Transaction Closing Equity Consideration were paid at closing and were funded by cash on-hand and borrowings from our Revolving Credit Facility.

NOTE 4 — DISCONTINUED OPERATIONS

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

The operating results included in discontinued operations for the three months and nine months ended September 30, 2016 and 2015 are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$—	$11,585	$—	$44,375
Gross profit	$—	$2,405	$—	$9,763
Other operating expenses, net	293	2,567	(220)	12,496
Bad debt expense	—	—	—	(46)
Gain on sale before income taxes	—	(11,424)	—	(11,424)
Other income and expenses, net	—	2,180	—	2,181
Income (loss) before income taxes	(293)	9,082	220	6,556
Income tax provision	(119)	1,384	86	1,384
Total income (loss) from discontinued operations, net of income taxes	$(174)	$7,698	$134	$5,172

NOTE 5 — ACQUISITIONS

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.
The aggregate consideration paid by the Company in the Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million . The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance.
The following table sets forth the consideration transferred in connection with the acquisition of Home Solutions as of September 9, 2016 (in thousands):

Cash	$67,516
Equity issued at closing	9,938
Capital lease obligation assumed	301
Fair value of contingent consideration	15,812
Total consideration	$93,567

The following table sets forth the preliminary estimate of fair value of the assets acquired and liabilities assumed upon acquisition of Home Solutions (in thousands):

Accounts receivable	$13,056
Inventories	3,199
Prepaids and other assets	852
Total current assets	$17,107
Property and equipment	3,807
Goodwill	64,342
Payor contracts	19,600
Certificates of need	3,920
Trade name	900
Other long-term assets	891
Total Assets	$110,567
Accounts payable	11,872
Accrued liabilities	5,128
Total liabilities	$17,000
Net assets acquired	$93,567
The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill.  The value of the goodwill represents the value the Company expects to be created by combining the operations of the companies, including the ability to cross-sell its services on a national basis with an expanded footprint in home infusion and the opportunity to focus on higher margin therapies.
In accordance with ASC Topic 805 Business Combinations (“ASC 805”), the allocation of the purchase price is subject to adjustment during the measurement period after the closing date (September 9, 2016) when additional information on assets and liability valuations becomes available.  Due to the proximity of the closing date to quarter-end, the Company has not finalized its valuation of certain assets and liabilities recorded pursuant to the acquisition including intangible assets and contingent consideration.  Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of the assets and liabilities with residual amounts allocated to goodwill.
Under the Home Solutions Agreement, the Company did not purchase, among other things, (a) any accounts receivable associated with governmental payors. However, the Home Solutions Agreement stipulates that collections of government receivables, as of the first anniversary of the closing date, in an amount less than the amount estimated as government receivables in the Closing Certificate, must be paid to the seller. As a result, a contingent liability of $2.0 million, representative of the fair value of the estimated uncollectible accounts, is reflected in the Unaudited Balance Sheet as of September 30, 2016.
The Company has consolidated the results of Home Solutions for the period of control within its financial results for the quarter. Inclusion of Home Solutions’ operating results within the Company’s Unaudited Consolidated Statements of Operations contributed $6.0 million in revenue, $2.3 million in gross profit, and $0.7 million in net income for the quarter ended September 30, 2016.

Pro Forma Impact of Acquisition

The following table sets forth the unaudited pro forma combined results of operations as if the acquisition of Home Solutions had occurred at the beginning of the periods presented.  Adjustments made to the financial information give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results.  The pro forma financial information does not reflect revenue opportunities and cost savings that the Company expects to realize as a result of the acquisition of Home Solutions.  The pro forma financial information includes acquisition related charges incurred prior to September 30, 2016, and does not reflect estimates of charges related to the integration activity or exit costs that may be incurred by BioScrip in connection with the acquisition in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro forma impact of acquisition:	2016	2015	2016	2015
Revenues	$249,139	$274,462	$778,944	$818,931
Gross profit	$69,270	$72,718	$213,668	$216,934
Gross profit percentage	27.8%	26.5%	27.4%	26.5%
Loss from continuing operations, net of income taxes	$(16,379)	$(30,778)	$(45,489)	$(307,278)
Basic loss per share from continuing operations	$(0.14)	$(0.45)	$(0.53)	$(4.47)
Diluted loss per share from continuing operations	$(0.14)	$(0.45)	$(0.53)	$(4.47)

The pro forma results for the three and nine month periods ended September 30, 2016 include $4.7 million and $7.6 million of acquisition related expenses incurred, respectively.
NOTE 6 — RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES, NET

Restructuring, acquisition, integration and other expenses, net include costs associated with restructuring, acquisition, and integration initiatives such as employee severance costs, certain legal and professional fees, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed locations.

Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring expense	$2,372	$5,043	$6,304	$14,309
Acquisition and integration expense	4,695	274	7,619	753
Change in fair value of contingent consideration	(4,699)	51	(4,597)	(21)
Total restructuring, acquisition, integration, and other expense, net	$2,368	$5,368	$9,326	$15,041

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

NOTE 7 — DEBT

As of September 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving Credit Facility	$39,000	$15,000
Term Loan Facilities	213,345	222,757
2021 Notes, net of unamortized discount	196,506	196,038
Capital leases	715	189
Less: Deferred financing costs	(13,325)	(15,863)
Total Debt	436,241	418,121
Less: Current portion	48,189	24,380
Long-term debt, net of current portion	$388,052	$393,741

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

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of September 30, 2016, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 7.75% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

As of September 30, 2016, the Company had borrowing capacity of $31.4 million (borrowing capacity of $16.4 million to remain subject to an alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of September 30, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of September 30, 2016	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$213,345	$—	$208,545	$—
2021 Notes	196,506	—	183,733	—
Total	$409,851	$—	$392,278	$—

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Plaintiff’s claims could not proceed as pled but granted the Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint.

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

NOTE 9 — CONCENTRATION OF RISK

Customer and Credit Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 24.0% and 25.0% of revenue during the three months ended September 30, 2016 and 2015, respectively, and approximately 24.9% and 24.0% of revenue during the nine months ended September 30, 2016 and 2015, respectively. In addition, Medicare accounted for approximately 10.5% and 9.6% of revenue during the three months ended September 30, 2016 and 2015, respectively, and approximately 10.6% and 9.9% of revenue during the nine months ended September 30, 2016 and 2015, respectively.

Therapy Revenue Risk

The Company sells products related to the Immune Globulin therapy, which represented 19.1% and 17.0% of revenue for the three months ended September 30, 2016 and 2015, respectively, and 17.8% and 16.9% of revenue during the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10 — INCOME TAXES

The Company’s federal and state income tax expense (benefit) from continuing operations for the three months and nine months ended September 30, 2016 and 2015 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current
Federal	$—	$—	$—	$—
State	118	19	143	50
Total current	118	19	143	50
Deferred
Federal	268	(3,803)	393	(19,290)
State	35	(767)	57	(3,304)
Total deferred	303	(4,570)	450	(22,594)
Total income tax expense (benefit)	$421	$(4,551)	$593	$(22,544)

The income tax expense recognized for the three months and nine months ended September 30, 2016 is a result of an increase in the deferred tax liability.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax benefit at statutory rate	$(3,730)	$(11,275)	$(10,002)	$(108,143)
State tax benefit, net of federal taxes	131	(446)	134	(435)
Valuation allowance changes affecting income tax provision	4,967	4,715	10,282	42,501
Goodwill impairment	—	2,385	—	43,362
Non-deductible transaction costs and other	(947)	70	179	171
Income tax expense (benefit)	$421	$(4,551)	$593	$(22,544)

At September 30, 2016, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $293.8 million, of which $16.3 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of our Federal NOLs, $18.2 million will be recorded in additional paid-in capital when realized. These NOLs are related to the exercise of non-qualified stock options and restricted stock grants. The Company has post-apportioned state NOL carry forwards of approximately $378.0 million, the majority of which will begin expiring in 2017 and later.

NOTE 11 — STOCK-BASED COMPENSATION

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

As of September 30, 2016, 2,465,644 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $1.0 million and $1.0 million during the three months ended September 30, 2016 and 2015, respectively, and $2.7 million and $4.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Restricted Stock

The Company recognized $0.4 million and $0.1 million of compensation expense related to restricted stock awards during the three months ended September 30, 2016 and 2015, respectively. In addition, the Company recognized $0.4 million of compensation expense related to restricted stock awards during both the nine months ended September 30, 2016 and 2015.

Stock Appreciation Rights and Market Based Cash Awards

The Company recognized a nominal amount of compensation benefit related to stock appreciation rights awards during the three months ended September 30, 2016 and $0.2 million of compensation benefit related to stock appreciation rights awards during the three months ended September 30, 2015. The Company recognized $0.1 million of compensation expense and $0.9 million of compensation benefit related to stock appreciation rights awards during the nine months ended September 30, 2016 and 2015, respectively. In addition, the Company recognized nominal compensation expense related to market based cash awards during the three months ended September 30, 2016 and 2015, and $0.1 million and nominal compensation expense during nine months ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, there were 517,327 shares that remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 288,943 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended September 30, 2016 and 2015, we incurred less than $0.1 million of expense related to the ESPP. During the nine months ended September 30, 2016 and 2015, we incurred $0.1 million of expense related to the ESPP.

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

•
our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements, or to amend or waive such covenants;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our ability to continue as a going concern;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy; and

•	our ability to successfully integrate other businesses we may acquire.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our senior secured credit facility and unsecured notes indenture;

•	risks associated with obtaining stockholder approval of the Charter Amendment, as defined below;

•	risks associated with our issuance of Preferred Stock and PIPE Warrants to the PIPE Investors (as defined below);

•	risks associated with the exchanges of our Preferred Stock, as defined below;

•	risks associated with our issuance of common stock in the 2016 Equity Offering, as defined below;

•	risks associated with the retention or transition of executive officers and key employees during integration of the Home Solutions business;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•	effects of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 76 service locations in 28 states, and our corporate office located in Denver, Colorado.

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

Home Solutions Transaction

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the

Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. On September 2, 2016, the same parties entered into a second amendment to the Home Solutions Agreement (the “Second Amendment”), which amended the Home Solutions Agreement to eliminate the condition to closing that the Company receive stockholder approval to increase its authorized share capital (the “Charter Amendment”) and facilitated the timely consummation of the Transaction. The Second Amendment instead provided that the Company will hold a stockholder meeting after the closing of the Transaction to seek stockholder approval of the Charter Amendment, and if the approval is not obtained at the first special meeting, the Company will submit the proposal on a twice per year basis beginning in 2017, at either the annual meeting or a special meeting of stockholders. The Second Amendment further provided Home Solutions with certain contractual protections in the event stockholder approval of the Charter Amendment is not obtained. The Company filed a preliminary proxy statement with the SEC to seek approval of the Charter Amendment on September 29, 2016. On September 9, 2016, in connection with the consummation of the Transaction, the parties entered into a third amendment (the “Third Amendment”) to the Home Solutions Agreement, which provided for non-material amendments to the closing mechanics, defined terms, acquired and excluded assets, and covenants of the Home Solutions Agreement.

Under the Home Solutions Agreement, the Company did not purchase, among other things, (a) any accounts receivable associated with governmental payors, (b) cash assets, (c) certain non-transferable assets (e.g., state licenses and Medicare and Medicaid certifications and personnel and employment records), (d) the equity of Home Solutions and its subsidiaries; (e) certain tax assets, (f) causes of actions related to any of the items specified as excluded assets or excluded liabilities in the Home Solutions Agreement, (g) any privileged materials, documents or records of Home Solutions related to such excluded assets or excluded liabilities, or (h) intercompany receivables.

The aggregate consideration paid by the Company in the Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016.

The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The Home Solutions Agreement provides for a cash settlement option related to the RSUs, effective June 15, 2021, if, and only if, authorized shares are unavailable when the vesting conditions of Tranche A and Tranche B are met.

The Cash Consideration and the Transaction Closing Equity Consideration were paid at closing and were funded by cash on-hand and borrowings from our Revolving Credit Facility.

Regulatory Matters Update

Approximately 14.8% and 15.9% of revenue for the three months ended September 30, 2016 and 2015, respectively, and approximately 16.0% and 17.4% of revenue for the nine months ended September 30, 2016 and 2015, respectively, was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities.   In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

No single state Medicaid program represents greater than 5% of our consolidated revenue for the three months and nine months ended September 30, 2016, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Unaudited Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

The reductions in Medicare reimbursement during the three months and nine months ended September 30, 2016 have not been significant, but their effect, together with the effect of the Round 2 Recompete, on future results of operations cannot yet be predicted.

Approximately 10.5% and 10.6% of revenue for the three months and nine months ended September 30, 2016, respectively, was derived from Medicare.

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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the nine months ended September 30, 2016. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$17,977	$8,789	$26,766	$19,944	$11,369	$31,313
Commercial	93,247	19,768	113,015	94,477	20,213	114,690
Patient	6,232	8,747	14,979	5,014	6,025	11,039
Gross accounts receivable	$117,456	$37,304	154,760	$119,435	$37,607	157,042
Allowance for doubtful accounts			(51,072)			(59,689)
Net accounts receivable			$103,688			$97,353

Results of Operations

The following discussion is based on our Unaudited Consolidated Financial Statements. It compares our results of operations for the three months and nine months ended September 30, 2016 with the prior year results of operations. As a result of the sale of the PBM Business on August 27, 2015, all prior period financial information has been reclassified to include the PBM Business as discontinued operations. During 2015, the Company reclassified the statement of operations to reflect the information that the Company believes to be most relevant to users of the Unaudited Consolidated Financial Statements.

The acquisition of Home Solutions, on September 9, 2016, did not have a significant impact on the results of our operations during the three and nine months ended September 30, 2016.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

	Three Months Ended September 30,
	(in thousands)
	2016		2015		Change
Net revenue	$224,542	100%	$247,224	100%	$(22,682)
Gross profit	62,585	28%	65,233	26%	(2,648)
Interest expense, net	9,331	4%	9,506	4%	(175)
Gain on dispositions	(3,015)	(1)%	(2)	—%	3,013
Loss from continuing operations, before income taxes	(10,669)	(5)%	(29,030)	(12)%	18,361
Loss from continuing operations, net of income taxes	(11,090)	(5)%	(24,479)	(10)%	13,389
Income from discontinued operations, net of income taxes	(174)	—%	7,698	3%	(7,872)
Net loss	$(11,264)	(5)%	$(16,781)	(7)%	$5,517

Net Revenue. Net revenue for the three months ended September 30, 2016 decreased $22.7 million, or 9.2%, to $224.5 million, compared to net revenue of $247.2 million for the same period in 2015. The decrease in net revenue is primarily driven by lower patient service volumes in our lower margin chronic business. Net revenue for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Net Revenue
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$224,542	100%	$247,224	100%	$(22,682)	(9)%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Gross Profit
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$62,585	28%	$65,233	26%	$(2,648)	(4)%

The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit in dollars for the three months ended September 30, 2016 as compared to the same period in 2015, as with revenue, is also driven by lower patient service volume in our lower margin chronic business. Gross profit as a percentage of revenue improved by 2% for the three months ended September 30, 2016 as compared to the same period in 2015.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Other Operating Expenses
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$42,729	19%	$42,155	17%	$574	1%

Other operating expenses for the three months ended September 30, 2016 increased slightly compared to the same period in 2015 due to increased wage, benefit, and other employee costs.

Bad Debt Expense. Bad debt expense for the three months ended September 30, 2016 and 2015 was as follows (in thousands):

Bad Debt Expense
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$7,727	3%	$9,366	4%	$(1,639)	(17)%

The decrease in bad debt expense in the three months ended September 30, 2016 as compared to the same period in 2015 results from continued improvement in our cash collections.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. General and administrative expenses for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

General and Administrative Expenses
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,948	4%	$8,547	3%	$1,401	16%

The increase in general and administrative expenses resulted from increases in the number of corporate personnel and their associated compensation costs, partially offset by decreases in professional service fees.

Restructuring, Acquisition, Integration, and Other Expenses, Net. Our restructuring, acquisition, integration, and other expenses, net for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Restructuring, Acquisition, Integration, and Other Expenses, net
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$2,368	1%	$5,368	2%	$(3,000)	(56)%

The restructuring, acquisition, integration, and other expenses, net decreased by $3.0 million during the three months ended September 30, 2016. The decrease includes a gain of $4.6 million recognized upon the elimination of a previously recognized liability for contingent consideration. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs, impacts recorded from the change in contingent consideration obligations and certain other costs, including transaction costs related to the Home Solutions Transaction.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended September 30, 2016 and 2015, we recorded depreciation expense of $3.4 million and $4.2 million, respectively, and amortization expense of intangibles of $0.7 million and $1.3 million, respectively. Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Depreciation and Amortization Expense
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$4,166	2%	$5,473	2%	$(1,307)	(24)%

The decrease in depreciation expense in the three months ended September 30, 2016 as compared to the same period in 2015 is the result of a lower property and equipment net balance at the beginning of the current three month period. The decrease in amortization expense of intangibles is a result of a certain intangibles balance being fully amortized in 2015.

Interest Expense, Net. Interest expense, net consists of interest expense and deferred financing costs reduced by an immaterial amount of interest income. During the three months ended September 30, 2016 and 2015, we recorded net interest expense of $9.3 million and $9.5 million, respectively, including $1.0 million and $0.7 million of amortization of deferred financing costs, respectively. Our interest expense, net for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Interest Expense, Net
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,331	4%	$9,506	4%	$(175)	(2)%

Gain on Dispositions. Gain on dispositions includes a gain of $3.0 million from the sale of our Hepatitis C business. Gain on dispositions for the three months ended September 30, 2016 and 2015 were as follows (in thousands):

Gain on Dispositions
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
(3,015)	(1)%	(2)	—%	3,013	—%

Income Tax Expense (Benefit). Our income tax expense (benefit) for the three months ended September 30, 2016 and 2015 was as follows (in thousands):

Income Tax Expense (Benefit)
Three Months Ended September 30, 2016	Percentage of Revenues	Three Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$421	—%	$(4,551)	(2)%	$4,972	(109)%

The 2016 income tax expense includes a federal tax benefit of $3.7 million and transaction costs and other permanent items of $0.9 million, offset by a $5.0 million adjustment related to deferred tax asset valuation allowances and state tax expense of $0.1 million. The income tax benefit of $4.6 million for the three months ended September 30, 2015 includes a federal tax benefit of

$11.3 million and a state tax benefit of $0.4 million, partially offset by a $4.7 million adjustment to deferred tax asset valuation allowances and impairment of goodwill of $2.4 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

	Nine Months Ended September 30,
	(in thousands)
	2016		2015		Change
Net revenue	$695,466	100%	$738,478	100%	$(43,012)
Gross profit	190,981	27%	195,006	26%	(4,025)
Interest expense, net	28,212	4%	27,750	4%	462
Gain on dispositions	(3,954)	(1)%	(5)	—%	3,949
Loss from continuing operations, before income taxes	(28,576)	(4)%	(308,980)	(42)%	280,404
Loss from continuing operations, net of income taxes	(29,169)	(4)%	(286,436)	(39)%	257,267
Income (loss) from discontinued operations, net of income taxes	134	—%	5,172	1%	(5,038)
Net loss	$(29,035)	(4)%	$(281,264)	(38)%	$252,229

Net Revenue. Net revenue for the nine months ended September 30, 2016 decreased $43.0 million, or 5.8%, to $695.5 million, compared to net revenue of $738.5 million for the same period in 2015. The decrease in net revenue is primarily driven by lower patient service volumes in our lower margin chronic business. Net revenue for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Net Revenue
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$695,466	100%	$738,478	100%	$(43,012)	(6)%

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). Our gross profit for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Gross Profit
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$190,981	27%	$195,006	26%	$(4,025)	(2)%

The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit in dollars for the nine months ended September 30, 2016 as compared to the same period in 2015, as with revenue, is also driven by lower patient service volume in our lower margin chronic business. Gross profit as a percentage of revenue improved by 1% for the nine months ended September 30, 2016 as compared to the same period in 2015.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Other Operating Expenses
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$123,006	18%	$127,120	17%	$(4,114)	(3)%

Other operating expenses for the nine months ended September 30, 2016 decreased compared to the same period in 2015 due to decreased wage, benefit, and other employee costs as well as decreased professional service fees.

Bad Debt Expense. Bad debt expense for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Bad Debt Expense
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$19,598	3%	$32,832	4%	$(13,234)	(40)%

The decrease in bad debt expense in the nine months ended September 30, 2016 as compared to the same period in 2015 reflects the $2.3 million benefit from a change in estimate associated with our allowance for doubtful accounts. The change in estimate had the effect of lowering our doubtful accounts allowance, overall, due to improved collection experience evidenced by more predictable cash receipts from our payors.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

General and Administrative Expenses
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$30,413	4%	$31,881	4%	$(1,468)	(5)%

The decrease in general and administrative expenses resulted from reductions in the number of corporate personnel and their associated wage and benefits costs as well as decreases in professional service fees.

Restructuring, Acquisition, Integration, and Other Expenses, Net. Our restructuring, acquisition, integration, and other expenses, net for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Restructuring, Acquisition, Integration, and Other Expenses, net
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$9,326	1%	$15,041	2%	$(5,715)	(38)%

The restructuring, acquisition, integration, and other expenses, net decreased by $5.7 million during the nine months ended September 30, 2016. The decrease includes a gain of $4.6 million recognized upon the elimination of a previously recognized liability for contingent consideration. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs, including transaction costs related to the Home Solutions Transaction.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the nine months ended September 30, 2016 and 2015, we recorded depreciation expense of $10.6 million and $13.3 million, respectively, and amortization expense of intangibles of $2.3 million and $4.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Depreciation and Amortization Expense
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$12,956	2%	$17,517	2%	$(4,561)	(26)%

The decrease in depreciation expense in the nine months ended September 30, 2016 as compared to the same period in 2015 is the result of a lower property and equipment net balance at the beginning of the current nine month period. The decrease in amortization expense of intangibles is a result of a certain intangibles balance being fully amortized in 2015.

Interest Expense, Net. Interest expense, net consists of interest expense and amortization of deferred financing costs, reduced by an immaterial amount of interest income. During the nine months ended September 30, 2016 and 2015, we recorded net interest expense of $28.2 million and $27.8 million, respectively, including $2.9 million and $2.1 million of amortization of deferred financing costs, respectively. Our interest expense, net for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Interest Expense, Net
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$28,212	4%	$27,750	4%	$462	2%

Gain on Dispositions. Gain on dispositions includes a gain of $3.0 million from the sale of our Hepatitis C business, and $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016. Gain on dispositions for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Gain on Dispositions
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
3,954	1%	5	—%	$3,949	>100%

Income Tax Expense (Benefit). Our income tax expense (benefit) for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

Income Tax Expense (Benefit)
Nine Months Ended September 30, 2016	Percentage of Revenues	Nine Months Ended September 30, 2015	Percentage of Revenues	Increase/ (Decrease)	Percentage Change
$593	—%	$(22,544)	(3)%	$23,137	(103)%

The 2016 income tax expense includes a federal tax benefit of $10.0 million, offset by a state tax expense of $0.1 million, a $10.3 million adjustment related to deferred tax asset valuation allowances, and transaction costs and other permanent items of $0.2 million. The income tax benefit of $22.5 million for the nine months ended September 30, 2015 includes a federal tax benefit of $108.1 million and a state tax benefit of $0.4 million, partially offset by a $42.5 million adjustment to deferred tax asset valuation allowances and impairment of goodwill of $43.4 million, and transaction costs of $0.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Infusion services Adjusted EBITDA	$12,129	$13,712	$48,377	$35,054
Corporate overhead Adjusted EBITDA	(8,590)	(7,715)	(27,066)	(28,230)

Consolidated Adjusted EBITDA	3,539	5,997	21,311	6,824

Interest expense, net	(9,331)	(9,506)	(28,212)	(27,750)
Gain on dispositions	3,015	2	3,954	5
Income tax provision (benefit)	(421)	4,551	(593)	22,544
Depreciation and amortization expense	(4,166)	(5,473)	(12,956)	(17,517)
Impairment of goodwill	—	(13,850)	—	(251,850)
Stock-based compensation expense	(1,358)	(832)	(3,347)	(3,651)
Restructuring, acquisition, integration, and other expenses, net	(2,368)	(5,368)	(9,326)	(15,041)
Loss from continuing operations, net of income taxes	$(11,090)	$(24,479)	$(29,169)	$(286,436)

Consolidated Adjusted EBITDA decreased during the three months ended September 30, 2016 compared to the same period of the prior year primarily due to decreases in net revenue driven by lower patient service volumes in our lower margin chronic business.

Consolidated Adjusted EBITDA increased during the nine months ended September 30, 2016 compared to the same period in the prior year mainly due to the restructuring efforts undertaken by the Company, the reduction in corporate overhead cost and the focus on the core Infusion Services business.

Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $32.5 million during the nine months ended September 30, 2016 compared to $70.7 million during the nine months ended September 30, 2015, a decrease of $38.2 million. Significant changes in operating assets and liabilities provided $25.2 million more cash in the nine months ended September 30, 2016 as compared to the same period in 2015. This consisted primarily of a year over year increase in changes to inventory and prepaid expenses of $15.0 million and year over year decreases in changes to accrued expenses of $0.7 million, amounts due to plan sponsors of $1.8 million, and accounts receivable of $3.1 million, partially offset by a year over year decrease in changes to accounts payable of $4.6 million, Net cash used in operating activities from discontinued operations was predominantly for the final payment of legal settlement agreements.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2016 was $71.4 million compared to $10.1 million of cash used during the same period in 2015, the significant increase relating to cash payments made upon acquisition of Home Solutions. Expenditures for property and equipment were $8.0 million during the nine months ended September 30, 2015 as compared to $10.1 million during the same period in 2015.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2016 was $97.2 million compared to $83.1 million of cash provided by financing activities during the same period in 2015. The cash provided by financing activities in the nine months ended September 30, 2016, includes the net proceeds of approximately $83.3 million from the 2016 Equity Offering (as defined below) and advances of $84.0 million offset by repayments of $60.0 million on our Revolving Credit Facility (defined below), offset by $9.4 million of principal payments made on the Term Loan Facility.

At September 30, 2016, we had working capital of $18.5 million, including $2.8 million of cash on hand, compared to $30.9 million at December 31, 2015. The $12.5 million decrease in working capital primarily results from the decrease in our cash and cash equivalents of $12.7 million attributable to the acquisition of Home Solutions. At September 30, 2016, approximately $31.4 million of our Revolving Credit Facility was available for working capital needs after considering outstanding letters of credit totaling $4.6 million. Our Revolving Credit Facility borrowing capacity is subject to certain conditions described below in “MD&A - Liquidity and Capital Resources - Senior Credit Facilities.”

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

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of September 30, 2016, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 7.75% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

As of September 30, 2016, the Company had borrowing capacity of $31.4 million (borrowing capacity of $16.4 million to remain subject to an alternate leverage test) under its Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of September 30, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

The transactions effected pursuant to the Series C Exchange Agreement ensured there were a sufficient number of authorized shares of common stock to undertake the 2016 Equity Offering. In the Series C Exchange Agreement, we agreed that within four months of the date of the Series C Exchange Agreement, we would call a special meeting of our stockholders to seek approval to the Charter Amendment so as to allow us to reserve sufficient shares for the conversion of the Series C Preferred Stock and the exercise of the PIPE Warrants. If approval of the Charter Amendment is not obtained at such meeting, we agreed to resubmit the Charter Amendment at the annual or a special meeting of our stockholders on an annual basis beginning in 2017 until stockholder approval is obtained. Until stockholder approval is obtained, we agreed that we will not issue any additional shares of common stock or equity awards to employees without the consent of the PIPE Investors holding a majority of the voting power of the Series C Preferred Stock, provided that we may grant awards with respect to the 2.5 million shares of common stock currently reserved for issuance under our 2008 Equity Incentive Plan. If stockholder approval of the Charter Amendment is not obtained prior to the earlier of May 17, 2021, and the date all of our obligations under the indenture governing the 2021 Notes have been satisfied, then the PIPE Investors holding a majority of the voting power of the Series C Preferred Stock may elect to require us to redeem for cash all shares of Series C Preferred Stock for which there are not sufficient authorized shares of common stock reserved to allow conversion of such shares of Series C Preferred Stock. The redemption price per share of Series C Preferred Stock would be calculated as the greater of the liquidation preference of each redeemed share of Series C Preferred Stock and the product of the volume weighted average share price of our common stock on the NASDAQ for a ten trading day period ending two trading days prior to the date that we receive the redemption notice and the number of shares of our common stock into which each share of Series C Preferred Stock is convertible.

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

2016 Equity Offering

On June 22, 2016, pursuant to our effective shelf registration statement on Form S-3, we completed an underwritten public offering of 45,200,000 shares of our common stock, including 5,200,000 shares of common stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of 2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). We received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering expenses.

A portion of the net proceeds from the 2016 Equity Offering was used to temporarily repay our outstanding borrowings under the Revolving Credit Facility. We then drew from the Revolving Credit Facility and used the remainder of the 2016 Equity Offering net proceeds to fund the Cash Consideration and pay fees and expenses in connection with the closing of the Home Solutions Transaction.

Income Taxes

At September 30, 2016, we had Federal net operating loss (“NOL”) carry forwards of approximately $293.8 million, of which $16.3 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of our Federal NOLs, $18.2 million will be recorded in additional paid-in capital when realized. These NOLs are related to the exercise of non-qualified stock options and restricted stock grants. We have post-apportioned state NOL carry forwards of approximately $378.0 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $32.5 million during the nine months ended September 30, 2016. Our working capital decreased $12.5 million as of September 30, 2016 compared to December 31, 2015, primarily as a result of a decrease in our cash and cash equivalents of $12.7 million attributable to the acquisition as we paid the Cash Consideration upon closing of the Home Solutions Transaction. Our future cash requirements may cause us to seek additional or alternative sources of liquidity, including borrowings under our Revolving Credit Facility. As of November 8, 2016, we have $44.0 million drawn on our Revolving Credit Facility and outstanding letters of credit of $4.6 million, thereby giving us $26.4 million of additional capacity subject to triggering more stringent financial covenants, or $11.4 million of additional borrowing capacity to remain subject to the alternate leverage test. We are subject to certain financial covenants, including a consolidated first lien leverage ratio. On August 6, 2015, we entered into the Fourth Amendment, which amended the Senior Credit Facility to provide additional flexibility, including an alternate leverage test for the consolidated first lien leverage ratio, with the financial covenants through March 31, 2017. Under the Fourth Amendment, the alternate leverage test is available to us as long as our Revolving Credit Facility balance does not exceed $60.0 million.

As of September 30, 2016, we are in compliance with the debt leverage covenant contained in our Credit Agreement.  However, our forecasts indicate that we will likely fail that covenant as it becomes more restrictive in 2017.  As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which includes requesting covenant amendments or waivers.  Should we be unable to obtain such relief, a covenant failure would be an event of default under the terms of the Credit Agreement that could result in the acceleration of our outstanding Credit Agreement  indebtedness plus the acceleration of our senior note obligations.  If the lenders were to make such a demand for repayment, in the absence of additional capital, we would be unable to pay the obligations as we do not have sufficient cash on hand.  With this uncertainty surrounding compliance with our debt covenants, there is substantial doubt about our ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business.  As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should we be unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 7 within the financial statements section of this document.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and “Part II. Item 1A, Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, are hereby incorporated by reference. Additional risk factors reflecting recent developments at the Company are as follows:
The Charter Amendment may not be approved.

Pursuant to the Home Solutions Agreement and in connection with the PIPE Transaction, we are required to seek shareholder approval of the Charter Amendment and are obligated under the Home Solutions Agreement to continue to seek shareholder approval on a twice per year basis starting in 2017. If our shareholders do not approve the Charter Amendment prior to the date set forth in the Home Solutions Agreement or the Exchange Agreement, as applicable, both of which are after the maturity of the 2021 Notes, we may be required to satisfy the obligations under such agreements with cash. In addition, unless and until we obtain shareholder approval of the Charter Amendment, we will be unable to issue additional shares of common stock or securities convertible or exercisable into our common stock. If we are required to settle our obligations under the Home Solutions Agreement or the Exchange Agreement in cash, or are unable to complete financing, strategic or other transactions or to retain any of our employees or executives due to our inability to issue additional shares of common stock or securities convertible or exercisable into our common stock, our financial condition and business prospects may be materially harmed.

Our debt leverage covenants become more restrictive in 2017 and our projections indicate it is probable that we fail those more restrictive debt leverage covenants. If we are unable to obtain relief from those more restrictive covenants, we may be unable to continue as a going concern.

As of September 30, 2016, we are in compliance with the debt leverage covenant contained in our Credit Agreement. However, our forecasts indicate that we will likely fail that covenant as it becomes more restrictive in 2017. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which will likely include requesting covenant amendments or waivers; however, there can be no assurance that these efforts will succeed. Should we be unable to obtain such relief, a covenant failure would be an event of default under the terms of the Credit Agreement that could result in the acceleration of our outstanding Credit Agreement indebtedness and the acceleration of our senior note obligations. If the lenders were to make such a demand for repayment, in the absence of additional capital, we would be unable to pay the obligations as we do not have sufficient cash on hand. With this uncertainty surrounding compliance with our debt covenants, there is substantial doubt about our ability to continue as a going concern. If we are unable to maintain compliance with our financial covenants, we may not be able to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations and may adversely affect our ability to raise additional capital. If we are unable to continue operations as a going concern, investors may lose a portion or all of their investment.

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

2.3
Second Amendment, dated September 2, 2016, to the Home Solutions Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 7, 2016, SEC File Number 001-11993).

2.4
Third Amendment, dated September 9, 2016, to the Home Solutions Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 12, 2016, SEC File Number 001-11993).

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

3.6
Certificate of Designations, Preferences, and Rights for Series D Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016, SEC File Number 000-28740).

3.7	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
4.1
Tax Asset Protection Plan dated as of August 11, 2016, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016, SEC File Number 000-28740).

10.1
First Amendment to Amended and Restated Employment Agreement, dated September 9, 2016, between Richard M. Smith and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2016, SEC File Number 001-11993).

10.2
Form of Amendment One to Non-Qualified Stock Option Agreement 2008 Equity Incentive Plan (entered with Messrs. Kreger, Evans and Stiver) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2016, SEC File Number 001-11993).

10.3
Amendment One to the Stock Grant Certificate under the BioScrip/CHS 2006 Equity Incentive Plan from the Company to Brian Stiver, dated September 8, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2016, SEC File Number 001-11993).

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

101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Unaudited Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2016.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer