Form 10-K
period 2016-12-31
BioScrip, Inc.
filed 2017-03-07
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	PERIODIC REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-11993

BioScrip, Inc.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State of incorporation)	(I.R.S. Employer Identification No.)
1600 Broadway, Suite 700, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
720-697-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Global Market

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $297,436,243 based on the closing price of the Common Stock on the Nasdaq Global Market on such date.

On March 3, 2017, there were 120,982,543 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains statements that are not purely historical and which may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions. Specifically, this Annual Report contains, among others, forward-looking statements about:

•	our ability to successfully integrate the HS Infusion Holdings, Inc. (“Home Solutions”) business into our existing businesses;

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our senior secured credit facility and other debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy;

•	our ability to successfully integrate businesses we may acquire.

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

•
effects of the 21st Century Cures Act (the “Cures Act”), the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA (together with the PPACA, the “Health Reform Law”), and the related accountable care organizations;

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

We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.

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

•
On September 9, 2016, we acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. and its subsidiaries pursuant to an Asset Purchase Agreement dated June 11, 2016, by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.

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

Our Strengths

Our company has a number of competitive strengths, including:

Local Competitive Market Position within Our National Platform and Infrastructure

As of December 31, 2016, we had a total of 75 service locations in 28 states. Our model combines local presence with comprehensive clinical programs for multiple therapies and specific delivery technologies (infusible and injectable). We also have the capabilities and payor relationships to dispense prescriptions to all 50 states. We have relationships with approximately 1,000 payors, including Managed Care Organizations (“MCOs”), government programs such as Medicare and Medicaid and other commercial insurers (“Third Party Payors”). We believe payors generally favor fully integrated vendors that can provide high-touch pharmacy solutions to their patients. We believe we are one of a limited number of pharmacy providers that can offer a truly national, integrated and comprehensive approach to managing a patient’s chronic or acute conditions.

Diversified and Favorable Payor Base

We provide prescription drugs, infusion and clinical management services for a broad range of commercial and governmental payors. Approximately 85% of our payor base is comprised of commercial payors that operate at a national, regional or local level. Three national commercial payors accounted for 24%, 8%, and 6% of consolidated revenue during the year ended December 31, 2016. No other commercial payor accounted for more than 5% of consolidated revenue during the year ended December 31, 2016. Government payors, including Medicare, state Medicaid and other government payors, accounted for 16% of consolidated revenue during the year ended December 31, 2016. For the year ended December 31, 2016, Medicare accounted for 8% of our consolidated revenue. No individual state Medicaid program accounted for more than 5% of consolidated revenue during the year ended December 31, 2016.

The costs savings realized by administering infusion therapies in the home versus hospitals, skilled nursing facilities or other post-acute care facilities positions our business to benefit from healthcare reform that focuses on cost savings. Under the current plan, Medicare offers limited reimbursement for home infusion therapy products and services. Although the recently enacted 21st Century Cures Act (the “Cures Act”) significantly reduced the level of reimbursement for certain of the therapies that we provide, as healthcare reform continues to focus on cost-reduction initiatives, we believe that home infusion and other low-cost in-home therapeutic alternatives will be impacted favorably by revised coverage. Significant health plan cost savings per infusion can be achieved when therapy is provided at an alternative treatment site compared to other patient settings.

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

Our Centers of Excellence focus on interdisciplinary teams to provide clinical excellence with outstanding personal service. Externally qualified by a panel of leading industry experts, these centers employ evidence-based standards of care, policies and procedures built on industry-recognized best practices. They are led by specialists with advanced certifications and training who are dedicated to developing, improving and sustaining clinical services to achieve optimal patient outcomes and exceed the expectations of patients and referral sources.

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

Segment Information

Following the sale of our PBM Business on August 27, 2015, Infusion Services is the only remaining operating segment. On an ongoing basis we will no longer report operating segments unless a change in the business necessitates the need to do so.

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

Our home infusion services primarily involve the intravenous administration of medications treating a wide range of acute and chronic conditions, such as infections, nutritional deficiencies, various immunologic and neurologic disorders, cancer, pain and palliative care. Our services are usually provided in the patient’s home but may also be provided at outpatient clinics, skilled nursing facilities, the physician’s office or at one of our ambulatory infusion centers. We receive payment for our home infusion services and medications, pursuant to provider agreements with government sources, such as Medicare and Medicaid programs, MCOs and Third Party Payors.

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

Patients generally are referred to us by physicians, hospital discharge planners, MCOs and other referral sources. Our medications are compounded and dispensed under the supervision of a registered pharmacist in a state licensed pharmacy that is accredited by an independent accrediting organization. We compound pursuant to a patient specific prescription and do so in compliance with U.S. Pharmacopeial Convention (“USP”) 797 standards. A national accrediting organization surveys our pharmacies for compliance with the USP 797 standards for sterile drug compounding pharmacies and has confirmed that we are in compliance with those standards. Therapies are typically administered in the patient’s home by a registered nurse or trained caregiver. Depending on the preferences of the patient or the payor, these services may also be provided at one of our ambulatory infusion centers, a physician's office or another alternate site of administration.

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

Sales and Marketing

We have over 305 sales and marketing representatives and approximately 1,000 payor relationships including MCOs, Medicare Part D pharmacy networks, other government programs such as Medicare and Medicaid and other Third Party Payors. Our sales and marketing efforts are focused on payors, healthcare systems and physician prescribers and are driven by dedicated managed care and physician sales teams as well as home health care consultants. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources and by fulfilling the care and service expectations of our many customers. Contracts with Third Party Payors, including MCOs, are an integral component for sales success.

Intellectual Property

We own and use a variety of trademarks, trade names and service marks, including without limitation “BioScrip”, “BioScrip Infusion Services”, “BioScrip Nursing Services”, “BioScrip Pharmacy Services”, “CarePoint Partners”, “HomeChoice Partners”, “InfuScience”, “InfusionCare”, “Infusion Partners”, “Infusion Solutions”, “New England Home Therapies”, “Option Health”, “Professional Home Care Services”, “Wilcox Home Infusion”, and “Home Solutions”, each of which has either been registered at the state or federal level or is being used pursuant to common law rights. We are recognized in local markets by several of these trade names, but we do not consider the marks material to our business.

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

Medicare is a federally funded program that provides health insurance coverage for qualified persons age 65 or older and for some disabled persons with certain specific conditions. The Medicare Program currently consists of four parts: Medicare Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home nursing and certain other types of healthcare services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers and a limited number of prescription drugs; Medicare Part C, which generally allows beneficiaries to enroll in private healthcare plans (known as Medicare Advantage plans); and Medicare Part D, established by the Medicare Prescription, Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), which provides for a voluntary prescription drug benefit.

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

Congress often enacts legislation that affects, positively or negatively, the reimbursement rates of Medicare providers and also may impact Medicaid providers. Generally, Medicare provider payment modifications occur in the context of budget reconciliation; however, Medicare changes also may occur in the context of broader healthcare policy legislation, including the Health Reform Law. In the last several years, Congress has reduced Medicare reimbursement for various providers, including Medicare Part B suppliers. This trend continued with the enactment of the Cures Act in December of 2016, which establishes a new Medicare benefit and payment system for Medicare Part B Payment for Home Infusion Therapy and Durable Medical Equipment (“DME”) Infusion Drugs. The Cures Act changes the payment structure for certain infusion drugs under the Part B Durable Medical Equipment (DME) benefit and significantly reduced the amount paid by Medicare for the drug costs. A separate provision in the law also provides for the implementation of a clinical services payment. That services payment does not take effect until 2021.

Approximately 16% of our revenue for the year ended December 31, 2016 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected. In addition, certain state Medicaid programs only allow for reimbursement to pharmacies residing in the state or in a border state. While we believe we can service our current Medicaid patients through our existing infusion pharmacies, there can be no assurance that additional states will not enact in-state dispensing requirements for their Medicaid programs. To the extent such requirements are enacted, certain therapeutic pharmaceutical reimbursements could be adversely affected.

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

The first round of competitive bidding occurred in nine metropolitan areas around the country, called Competitive Bidding Areas (“CBAs”) and was effective from January 1, 2011 through December 31, 2013. Round 1 did not have a material impact on our business. A Round 1 Recompete was also conducted in the same nine CBAs and included six product categories, including external infusion pumps. The prices for the Round 1 Recompete went into effect January 1, 2014 and expired on December 31, 2016. Bids were due on Round 1 2017 in the fourth quarter of 2015. The Round 1 2017 is for the same geographic areas that were included in the first round of competitive bidding, although due to defining CBAs so that no CBA is included in more than one state, the number of CBAs expanded from nine to thirteen. The Round 1 2017 included seven product categories. All of the categories from the Round 1 Recompete were included except for external infusion pumps and supplies. Bids for the Round 1 2017 were due in the fourth quarter of 2015. We were not awarded any contracts in Round 1 Recompete.

Round 2 of competitive bidding, which was conducted in 100 additional CBAs for eight product categories, including enteral nutrition, expired on June 30, 2016. We have entered into strategic relationships in the CBAs in which we were not awarded contracts for such periods. We were not awarded any contracts in Round 2 Recompete, which went into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic area as the second round of competitive bidding, and seven product categories, including enteral nutrition. We were not awarded any contracts in Round 2 Recompete. Our revenue may decrease unless and until we are able to provide Medicare beneficiaries with competitively bid items in the applicable CBAs, but we do not expect the negative impact to be material.

The Health Reform Law required that CMS institute competitive bidding or use competitive bidding prices in all areas of the country by January 1, 2016. Final regulations were published November 6, 2014, which defined the methodologies used to implement the use of information from the competitive bidding program to adjust the fee schedule amounts for DME in areas where competitive bidding programs are not implemented. The Medicare fee schedule reimbursement amounts for DMEPOS take into account competitive bidding information.

Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. The Cures Act, enacted by Congress in December of 2016, creates a new payment system for certain home infusion therapy services paid under Medicare Part B. The Cures Act significantly reduces the amount paid by Medicare for the drug costs, and also provides for the implementation of a clinical services payment. That services payment does not take effect until 2021. At that point, Medicare will make a single payment for services associated with providing infusion services in a Medicare beneficiary’s home to include professional and nursing services, training and education not otherwise paid for as DMEPOS, remote monitoring, and monitoring services. The single payment will be made for each infusion drug administration calendar day in the individual’s home, but such payment cannot exceed payment for infusion therapy services furnished in a physician office setting. We have taken steps to mitigate the impact of the Cures Act on our business, but believe that the Act is likely to have a material negative impact on our revenues and profitability.

State Legislation and Other Matters Affecting Drug Prices

Many states have adopted legislation that limits the amount a pharmacy participating in the state Medicaid program is paid based on the pharmacy’s prices applicable to third party plans, or in some instances, self-pay patients (“most favored nation” legislation). Because of these limitations, we may not receive the full Medicaid fee schedule amounts in some instances. There is wide variation in drafting, interpretation and enforcement of state “most favored nation” legislation. Our management carefully considers these laws and believes that each of our respective companies is in material compliance with them; however, we cannot predict whether the regulators will disagree with our interpretation or change their interpretation of the laws or their enforcement priorities.

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

Fraud and Abuse Laws

Anti-Kickback Laws

Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the federal Anti-Kickback Statute makes it a felony for a person or entity to knowingly and willfully offer, pay, solicit, or receive any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid or other government-funded healthcare programs. Violations of the federal Anti-Kickback Statute could subject us to criminal and/or civil penalties, as well as sanctions under related administrative laws, including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. A violation of the Anti-Kickback Statute may also be the basis for a violation of the civil False Claims Act. A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs, but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than does the federal law. Our management carefully considers the importance of such anti-kickback laws when structuring each company’s operations and believes that each of our respective companies is in compliance therewith.

The federal Anti-Kickback Statute has been interpreted broadly by courts, the OIG and other administrative bodies. For example, although the term “remuneration” is not defined in the federal Anti-Kickback Statute, it has been broadly interpreted to include anything of value, including for example, gifts, donations, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing any item, service, or compensation for something other than fair market value. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, certain properly disclosed payments made by vendors to group purchasing organizations, payments made for leases of space and equipment and payments for personal services as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases.

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

The Stark Laws

The federal physician self-referral law, commonly known as the “Stark Law,” prohibits physicians from referring Medicare patients for “designated health services” (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. A knowing violation of the Stark Law can also constitute a violation of the civil False Claims Act. Our management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and believes we are in compliance therewith.

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

Statutes Prohibiting False Claims and Fraudulent Billing Activities

A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which we refer to as the False Claims Act. The False Claims Act provides for liability of treble damages and civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Significantly, the Health Reform Law amended the False Claims Act to impose liability for knowing failures to return overpayments which, under the Health Reform Law’s 60-Day Rule, include failures to report and return an overpayment to the government within 60 days after it is identified.

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

The False Claims Act also has been used by the federal government and private whistleblowers to bring enforcement actions under so-called “fraud and abuse” laws like the federal anti-kickback statute and the Stark Law. Such actions are not based on a contention that an entity has submitted claims that are factually invalid. Instead, such actions are based on the theory that when an entity submits a claim, it either expressly or impliedly certifies that it has provided the underlying services in compliance with material laws, and therefore that services provided and billed for during an anti-kickback statute or Stark Law violation result in false claims, even if such claims are billed accurately for appropriate and medically necessary services. The existence of the False Claims Act, which enforces alleged fraud and abuse violations, has increased the potential for such actions to be brought and has increased the potential financial exposure for such actions. These actions are costly and time-consuming to defend.

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
Other Criminal Laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Confidentiality, Privacy and HIPAA

Many of our activities involve the receipt, use and/or disclosure of confidential medical, pharmacy or other health-related information concerning individual patients, including the disclosure of such confidential information to an individual's health plan.

HIPAA and its implementing regulations, as amended by the Health Information for Economic and Clinical Health Act of 2009 (“HITECH”), give people greater control over the privacy of their medical information. The federal privacy regulations (the “Privacy Regulations”) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). Among numerous other requirements, the Privacy Regulations, as amended by HITECH: (i) limit permissible uses and disclosures of PHI; (ii) limit most disclosures of PHI to the minimum necessary to accomplish the intended purpose; (iii) require patient authorization for uses and disclosures of PHI unless an exception applies; and (iv) guarantee patients the right to access their medical records and to receive an accounting of disclosures. The federal security regulations (the “Security Regulations”) set certain standards regarding the storage, utilization of, access to and transmission of electronic PHI. The federal breach notification regulations (the “Breach Notification Regulations”) require notification to individuals, the federal government and, in some cases, the media in the event of a breach of unsecured PHI.

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

Employees

As of December 31, 2016, we had 2,039 full-time, 65 part-time and 436 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

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

The Health Reform Law has resulted and will continue to result in sweeping changes to the existing U.S. system for the delivery and financing of health care. While many regulations have already been promulgated, further implementation of certain of the requirements under the Health Reform Law will depend on the promulgation of regulations by a number of federal government agencies, including the HHS. It is also possible that the Health Reform Law may be repealed or amended, in whole or in part. It is impossible to predict the outcome of these changes and the net effect of those requirements on us. As such, we cannot predict the impact of the Health Reform Law on our business, operations or financial performance.

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

These reductions are in addition to reductions mandated by the Health Reform Law, which provides for material reductions in the growth of Medicare program spending. From time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments. Because most states must operate with balanced budgets and because the Medicaid program is often a state’s largest program, some states have enacted or may consider enacting legislation designed to reduce their Medicaid expenditures. Further, many states have also adopted, or are considering, legislation designed to reduce coverage and/or enroll Medicaid recipients in managed care programs. The current economic environment has increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending, or decreased spending growth, for Medicaid programs and the Children’s Health Insurance Program in many states. In addition, the Cures Act significantly reduced the amount paid by Medicare for the drug costs, while delaying the implementation of a clinical services payment until 2021.

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

Competition in the healthcare industry may adversely affect our business.

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

Although we are contract suppliers under the Round 1 Recompete and Round 2 of competitive bidding and have entered into strategic relationships in the CBAs in which we were not awarded contracts, the prices paid under the competitive bid contracts are below what Medicare had previously paid. Because of this, even in CBAs where we continue to provide competitively bid items to Medicare beneficiaries, we have seen and may continue to see decreased revenues. Continued expansion of the competitive bidding program could also have a negative impact on our revenue if we are not a successful bidder in many or all of the CBAs for the product categories included that we offer. We were not awarded any contracts in Round 2 Recompete, which went into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic areas as the second round of competitive bidding, and seven product categories, including enteral nutrition. Our revenue may decrease unless and until we are able to provide Medicare beneficiaries with competitively bid items in the applicable CBAs. The establishment of new DMEPOS fee schedule pricing for areas where competitive bidding is not implemented, which is based on competitive bid prices, could have a further negative impact on our revenue.

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

We and certain of our former directors and executive officers have been named as defendants in a derivative complaint that could result in substantial costs and divert management’s attention, and we may be subject to similar lawsuits in the future.

Certain of our current and former directors and executive officers have been named as defendants in a derivative complaint (the “Derivative Complaint”) that generally alleges that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Company is also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the plaintiff’s claims could not proceed as pled but granted the plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint, and the Court heard oral argument on January 19, 2017.

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

Any conclusion in this matter in a manner adverse to us would have an adverse effect on our financial condition and business. Even if we were to be successful in the defense of the litigation, we could incur substantial costs not covered by our directors’ and officers’ liability insurance, suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, including the execution of business plans and strategies that are important to our ability to grow our business, any of which could have an adverse effect on our business. In addition, while we believe based on current information that this matter is covered by applicable insurance and we intend to engage in a vigorous defense of the lawsuit, nevertheless, this matter could require payments (including payments with respect of legal expenses) that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could adversely impact our financial condition, results of operations or cash flows.

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

We purchase a majority of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, AmerisourceBergen Drug Corporation (“ABDC”), pursuant to a prime vendor agreement. The term of this agreement extends until December 2019, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC’s supply and timely delivery of products to us, would make it difficult and possibly more costly for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. If that were to occur, we may not be able to find a replacement wholesaler on a timely basis. Further, such wholesaler may not be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our consolidated financial statements may be materially and adversely affected.

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

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals. This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model forming that is being labeled as an accountable care organization. These organizations are encouraged by the new Health Reform Law. These entities are being designed in order to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the new efficiencies.

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

Failure to develop new services or adapt to changes and trends within the industry may adversely affect our business.

We operate in a highly competitive environment. We develop new services from time to time to assist our clients. If we are unsuccessful in developing innovative services, our ability to attract new clients and retain existing clients may suffer.

Technology is also an important component of our business as we continue to utilize new and better channels to communicate and interact with our clients, members and business partners. If our competitors are more successful than us in employing this technology, our ability to attract new clients, retain existing clients and operate efficiently may suffer. Any significant shifts in the structure of the healthcare products and services industry in general could alter the industry dynamics and adversely affect our ability to attract or retain clients. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

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

The issuance of shares of our Preferred Stock reduced the percentage interests of our other stockholders, and any future exercise of the Class A and Class B Warrants will further reduce the percentage interests of our other stockholders.

On March 9, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the PIPE Investors in a private placement an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “Class A Warrants”), and (c) 1,800,000 Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. We also conducted a Rights Offering (as described below) pursuant to which we sold an additional 10,822 shares of Series A Preferred Stock along with the PIPE Warrants. On June 10, 2016, in order to facilitate the 2016 Equity Offering, the Company and the PIPE Investors agreed to exchange 614,177 shares of the existing Series A Preferred Stock for an identical number of shares of Series B Preferred Stock. On June 14, 2016, in order to facilitate the 2016 Equity Offering, the Company and the PIPE Investors agreed to exchange 614,177 shares of the Series B Preferred Stock for an identical number of shares of Series C Preferred Stock (the Series C Preferred Stock, together with the Series A Preferred Stock, the “Preferred Stock”). As a result of these exchanges, there are currently (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

As of the date of this Annual Report, if all holders of the Preferred Stock converted their shares in full, and exercised the PIPE Warrants in full, their aggregate beneficial ownership would be approximately 16% of our outstanding Common Stock. The issuance of the Preferred Stock to the PIPE Investors reduced the relative voting power and percentage ownership interests of our other current stockholders. The future exercise of the PIPE Warrants by the holders of those securities will cause a further reduction in the relative voting power and percentage ownership interests of our other stockholders.

The PIPE Investors may exercise influence over us, including through their ability to influence matters requiring the approval of holders of our Common Stock or Preferred Stock.

Holders of the Preferred Stock are entitled to vote on an as-converted basis upon all matters upon which holders of our Common Stock have the right to vote. The shares of Preferred Stock owned by the PIPE Investors currently represent approximately 13% of the voting rights in respect of our share capital on an as-converted basis, and accordingly the PIPE Investors may have the ability to significantly influence the outcome of most matters submitted for the vote of our stockholders. The PIPE Investors are currently the beneficial owners of 625,000 of the 635,822 shares of our Series C Preferred Stock.

Further, so long as shares of the Series C Preferred Stock represent at least 5% of our outstanding voting stock (on an as converted into Common Stock basis), the holders of our Series C Preferred Stock are entitled to designate one member of the

Board by a majority of the voting power of the outstanding shares of Series C Preferred Stock. The PIPE Investors are currently the beneficial owners of all 614,177 issued and outstanding shares of our Series C Preferred Stock.

The PIPE Investors’ majority ownership of our Series A and Series C Preferred Stock will limit the ability of any current or future holders of such series of Preferred Stock to influence corporate matters requiring the approval of the holders of such series of Preferred Stock, including the right, voting as a separate class, to elect one director to our Board, and to approve certain amendments to our certificate of incorporation, or certain other changes, that would adversely affect the holders of the series of Preferred Stock. The PIPE Investors’ voting power of the Preferred Stock may also delay, defer or even prevent an acquisition by a third party or other change of control of our company to the extent that the consideration that would be received by the PIPE Investors and other holders of Preferred Stock in such acquisition or change of control is less than their liquidation preference, and may make some transactions more difficult or impossible without the support of the PIPE Investors, even if such events are in the best interests of our other stockholders. Accordingly, the ownership position and the governance rights of the PIPE Investors could discourage a third party from proposing a change of control or other strategic transaction with us. In any of these matters, the interests of the PIPE Investors may differ from or conflict with the interests of our other stockholders.

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

As previously disclosed, in connection with the preparation of our financial statements for the second quarter of 2015, we determined it was necessary to record a $238.0 million non-cash preliminary estimated impairment charge related to goodwill associated with our Infusion Services business. The preliminary estimated impairment took into consideration our updated business outlook for the remainder of fiscal year 2015, pursuant to which we updated our future cash flow assumptions and calculated updated estimates of fair value. In determining the preliminary estimated impairment loss, we recorded an amount equal to the excess of the assets’ carrying amount over its fair value as determined by an analysis of discounted future cash flows. During the third quarter of 2015, we finalized our impairment assessment and took an additional $13.9 million for a total impairment charge of $251.9 million. During the fourth quarter of 2016, we evaluated goodwill for possible impairment and concluded that no further impairment charge was needed (see Note 7 - Goodwill and Intangible Assets).

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

We have entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”). In January 2017, we entered into a Sixth Amendment to the Senior Credit Facilities pursuant to which further borrowings under the Revolving Credit Facility are prohibited. In addition, in January 2017 we entered into a new credit agreement (the “Priming Credit Agreement”) with certain existing lenders under the Senior Credit Facilities that provides an aggregate borrowing commitment of $25 million which was fully drawn at closing. The proceeds of the Priming Credit Agreement were used to permanently prepay a portion of the outstanding revolving loan balance under the Revolving Credit Facility, to cash collateralize letters of credit issued under the Senior Credit Facilities and to pay certain fees and expenses and for working capital and other general corporate purposes. The Delayed Draw Term Loan Facility was fully funded in connection with the closing of our acquisition of the CarePoint Business, and the proceeds were used to fund a portion of the purchase price for such acquisition. The proceeds of all other loans advanced under the Senior Credit Facilities have been or will be used to fund working capital and other general corporate purposes of BioScrip and its subsidiaries, including acquisitions, investments and capital expenditures. Our indebtedness includes many covenants and restrictions that may significantly limit the types of strategic relationships and our ability to execute our business strategy.

In addition, we have issued $200.0 million in aggregate principal amount of 8.875% senior notes due 2021 (the “2021 Notes”). See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” The 2021 Notes are our senior unsecured obligations and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, we used approximately $194.5 million of the net proceeds of the 2021 Notes offering to repay $59.3 million of our Revolving Credit Facility and $135.2 million related to the Term Loan Facilities. Interest is payable semi-annually on February 15 and August 15. At our option, we may redeem some or all of the 2021 Notes prior to maturity.

The operating and financial restrictions and covenants of our debt instruments, including the Senior Credit Facilities and the indenture governing the 2021 Notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The terms of the Senior Credit Facilities require us to comply with certain financial covenants, including a maximum first lien net leverage ratio and a minimum EBITDA covenant, each as provided under the Sixth Amendment to the Senior Credit Facilities dated as of January 6, 2017 and the Priming Credit Agreement (collectively, the “Credit Agreements”). In addition, subject to a number of important exceptions, the Senior Credit Facilities contain certain covenants and restrictions impacting our ability to, among other things:

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

The indenture governing the 2021 Notes contains similar restrictions. Our ability to comply with these covenants, including the financial covenants, may be affected by events beyond our control. Therefore, in order to engage in some corporate actions, we may need to seek permission from our lenders or the note holders, whose interests may be different from ours. We cannot guarantee that we will be able to obtain consent from these parties when needed. If we do not comply with the restrictions and covenants in our Credit Agreements, we may not be able to finance our future operations, make acquisitions or pursue business opportunities. The restrictions contained in our Credit Agreements may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. Additionally, we cannot assure you that we will be able to satisfy the maximum first lien net leverage ratio, the minimum EBITDA covenant, or that the lenders under the Credit Agreements will waive any failure to meet that test.

A breach of any of these covenants or the inability to comply with the required financial ratio could result in a default under the Credit Agreements. If any such default occurs, the lenders under the respective Credit Agreements may elect to declare all of their respective outstanding debt, together with accrued interest and other amounts payable thereunder, to be immediately due and payable. Under such circumstances, we may not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed on our ability to incur additional debt and to take other corporate actions might significantly impair our ability to obtain other financing.

Although we entered into a First Amendment through Sixth Amendment with respect to the Senior Credit Facilities, there can be no assurance that we will be granted future waivers or amendments to the restrictions in the Credit Agreements if for any reason we are unable to comply with such restrictions or that we will be able to refinance our debt on terms acceptable to us, or at all.

The lenders under the Credit Agreements also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we were unable to pay such amounts, the lenders under the Credit Agreements could recover amounts owed to them by foreclosing against the collateral pledged to them. We have pledged a substantial portion of our assets to the lenders under the Credit Agreements, including the equity of all of the Company’s subsidiaries.

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

Our ability to make payments on and to refinance our indebtedness, including the Priming Credit Agreement, the Senior Credit Facilities, and the 2021 Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. A significant reduction in our operating cash flows resulting from changes in economic conditions, changes in government reimbursement rates or methods, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, consolidated financial statements, prospects and our ability to service our debt and other obligations.

We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under the Senior Credit Facilities or otherwise in an amount sufficient to enable us to pay our indebtedness, including our indebtedness under the Priming Credit Agreement, Senior Credit Facilities, and 2021 Notes, or to fund our other liquidity needs. Our inability to pay our debts would require us to pursue one or more alternative strategies, such as selling assets, refinancing all or a portion of our indebtedness or selling equity capital. However, our alternative strategies may not be feasible at the time or may not provide adequate funds to allow us to pay our debts as they come due and fund our other liquidity needs. In addition, some alternative strategies are likely to require the prior consent of our senior secured lenders, which we may not be able to obtain.

Despite our substantial indebtedness, we may still need to incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.

We may need to incur substantial additional indebtedness, including additional secured indebtedness, in the future, in connection with future acquisitions, strategic investments and strategic relationships. Although the Credit Agreements and the indenture governing the 2021 Notes contain covenants and restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In connection with the Financial Improvement Plan, we consolidated most corporate functions from our Eden Prairie, Minnesota corporate office and our Elmsford, New York executive office into our new executive and corporate office located in Denver, Colorado. We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2024, in addition to a number of non-material month-to-month leases. Our properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2016 our property locations, all in support of our Infusion Services business, were as follows:

Birmingham, AL	Alexandria, LA	Omaha, NE	Jackson, TN
Burbank, CA	Baton Rouge, LA	Bedford, NH	Knoxville, TN
Irvine, CA	Covington, LA	Livingston, NJ	Memphis, TN
Ontario, CA	Hammond, LA	Morris Plains, NJ	Austin, TX
Cromwell, CT (two locations)	Houma, LA	Somers Point, NJ	Houston, TX
Norwalk, CT	Lafayette, LA	Elmsford, NY	Richardson, TX
Vernon, CT	Lake Charles, LA	Forest Hills, NY	Annandale, VA
Coral Springs, FL	Metairie, LA	Lake Success, NY	Ashland, VA
Jacksonville, FL	Monroe, LA	Canfield, OH	Chantilly, VA
Melbourne, FL	Shreveport, LA	Cincinnati, OH	Fairfax, VA
Tampa, FL	Canton, MA	Columbus, OH	Fredericksburg, VA
Albany, GA	Southborough, MA	Sylvania, OH	Newport News, VA
Augusta, GA	Columbia, MD	Dunmore, PA	Norfolk, VA
Brunswick, GA	Auburn, ME	Horsham, PA	Roanoke, VA
Norcross, GA	Eagan, MN	West Chester, PA	Rutland, VT
Savannah, GA	Chesterfield, MO	York, PA	Charleston, WV
Elmhurst, IL	Pearl, MS	Smithfield, RI	Fairmont, WV
Silvis, IL	Charlotte, NC	Duncan, SC
Lexington, KY	Fayetteville, NC	Mount Pleasant, SC

Item 3.	Legal Proceedings

The information set forth under Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements under the caption “Legal Proceedings” included in Part II, Item 8 of this Annual Report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Item not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, par value $0.0001 per share, is traded on the NASDAQ Global Market under the symbol “BIOS”. The following table represents the range of high and low per share sale prices for our Common Stock for the indicated periods:

		High	Low
2016	First Quarter	$2.52	$1.28
	Second Quarter	$3.00	$2.07
	Third Quarter	$2.92	$2.51
	Fourth Quarter	$3.33	$1.02

2015	First Quarter	$6.80	$3.45
	Second Quarter	$5.40	$3.43
	Third Quarter	$3.57	$1.35
	Fourth Quarter	$2.86	$1.53

As of March 3, 2017, there were 193 stockholders of record of our Common Stock. On March 3, 2017, the closing sale price of our Common Stock on the NASDAQ Global Market was $2.16 per share.

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. Our Credit Agreements contain covenants and restrictions impacting our ability to pay dividends.

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders and is hereby incorporated by reference.

The following graph compares our total cumulative return to holders of our Common Stock with the total cumulative returns of the NASDAQ Composite Index and the NASDAQ Health Services Index for the five-year period from December 31, 2011 through December 31, 2016. The graph shows the performance of a $100 investment in our Common Stock and in each index as of December 31, 2011.

	Year Ended December 31,
	2011	2012	2013	2014	2015	2016
BioScrip, Inc.	$100.00	$197.25	$135.53	$128.02	$32.05	$19.05
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ Health Services Index	$100.00	$127.24	$199.82	$256.70	$274.30	$227.91

* $100 invested on December 31, 2011 in stock or index including reinvestment of dividends.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include InfuScience beginning August 2012, HomeChoice beginning February 2013, CarePoint Business beginning August 2013, and Home Solutions beginning September 2016. Divestitures during this period include the Pharmacy Services Asset Sale in February 2012, the sale of the Home Health Business in March 2014, and the sale of the PBM Business in August 2015. All historical amounts have been restated to reclassify amounts directly associated with these divested operations as discontinued operations. The amounts below are not necessarily indicative of what the actual results would have been if the Pharmacy Services Asset Sale and the sale of the Home Health Business and the PBM Business were divested at the beginning of the period.

	December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
	(in thousands)
Working capital (1)	$45,702	$30,921	$44,418	$110,444	$18,442
Total assets (2)	607,740	530,642	846,660	543,900	516,914
Total debt	451,934	418,121	435,579	226,379	293,459
Stockholders’ equity (deficit)	(31,563)	(80,878)	354,583	293,409	215,279
Total assets of discontinued operations	—	—	90,197	98,476	160,189

	Year Ended December 31,
Statement of Operations Data	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Net revenue	$935,589	$982,223	$922,654	$696,473	$478,175
Gross profit	265,631	260,915	250,753	206,650	138,416
Other operating expenses	170,718	165,998	166,552	127,200	91,263
Bad debt expense	26,799	41,042	79,547	19,516	13,152
General and administrative expenses	39,225	42,524	49,314	47,897	30,454
Change in fair value of equity linked liabilities	(10,450)	—	—	—	—
Impairment of goodwill	—	251,850	—	—	—
Restructuring, acquisition, integration, and other expenses, net (3)	15,859	24,405	30,206	18,062	9,190
Depreciation and amortization expense	21,551	22,743	22,943	20,226	12,627
Interest expense (4)	38,235	37,313	40,918	44,130	26,095
Gain on dispositions	(3,954)	—	—	—	—
Loss from continuing operations, before income taxes	(32,352)	(324,960)	(138,727)	(70,381)	(44,365)
Income tax expense (benefit)	2,015	(21,532)	11,193	1,260	(17,044)
Loss from continuing operations, net of income taxes	(34,367)	(303,428)	(149,920)	(71,641)	(27,321)
Income (loss) from discontinued operations, net of income taxes	(7,139)	3,721	2,452	1,987	92,028
Net income (loss)	$(41,506)	$(299,707)	$(147,468)	$(69,654)	$64,707
Accrued dividends on preferred stock	(8,392)	(6,120)	—	—	—
Deemed dividends on preferred stock	(692)	(3,690)	—	—	—
Net income (loss) attributable to common stockholders	$(50,590)	$(309,517)	$(147,468)	$(69,654)	$64,707

Income (loss) per common share:
Loss from continuing operations, basic and diluted	$(0.46)	$(4.56)	$(2.19)	$(1.11)	$(0.49)
Income (loss) from discontinued operations, basic and diluted	(0.08)	0.05	0.04	0.03	1.63
Net income (loss), basic and diluted (5)	$(0.54)	$(4.51)	$(2.15)	$(1.08)	$1.14

Weighted average common shares outstanding, basic and diluted	93,740	68,710	68,476	64,560	56,239

(1)	Working capital calculation excludes current assets of discontinued operations and current liabilities of discontinued operations as of December 31, 2016, 2015, 2014, 2013 and 2012.

(2)	Total assets exclude total assets of discontinued operations as of December 31, 2014, 2013 and 2012.

(3)
Restructuring, acquisition, integration and other expenses include non-operating costs associated with restructuring, acquisition, and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

(4)	Interest expense includes interest income, interest expense, amortization of deferred financing cost, and loss on extinguishment of debt.

(5)	Net income (loss) per diluted share excludes the effect of all common stock equivalents for all years as their inclusion would be anti-dilutive to loss per share from continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of December 31, 2016, we had a total of 75 service locations in 28 states.

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

•
On September 9, 2016, we acquired substantially all of the assets and assumed certain liabilities of Home Solutions and its subsidiaries (the “Home Solutions Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.

Regulatory Matters Update

Approximately 16% of revenue for the year ended December 31, 2016 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

Each individual state Medicaid program represents less than 5% of our consolidated revenue for the year ended December 31, 2016 and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.

States are also in the process of determining whether to expand their Medicaid programs as permitted by the Patient Protection and Affordable Care Act, or PPACA. We cannot predict the impact of these decisions, but they may have a material impact on net revenues or income from continuing operations.

Medicare

Federal efforts to reduce Medicare spending continued in 2016. Congress first passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by three months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established requirements for a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), including enteral nutrients, supplies and equipment, certain respiratory therapy and home medical equipment products and external infusion pumps and supplies.

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

The impact of the reductions in Medicare reimbursement during the years ended December 31, 2016 and 2015, together with the effect of the Round 2 Recompete, on future results of operations cannot yet be predicted.

Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. The Cures Act, enacted by Congress in December of 2016, creates a new payment system for certain home infusion therapy services paid under Medicare Part B. The Cures Act significantly reduces the amount paid by Medicare for the drug costs, and also provides for the implementation of a clinical services payment. That services payment does not take effect until 2021.

Approximately 8% and 7% of revenue for the years ended December 31, 2016 and 2015, respectively, was derived from Medicare.

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

The following table shows the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$19,891	$8,278	$28,169	$19,944	$11,369	$31,313
Commercial	97,744	19,848	117,592	94,477	20,213	114,690
Patient	3,955	6,825	10,780	5,014	6,025	11,039
Gross accounts receivable	$121,590	$34,951	156,541	$119,435	$37,607	157,042
Allowance for doubtful accounts			(44,730)			(59,689)
Net accounts receivable			$111,811			$97,353

At December 31, 2016, our allowance for doubtful accounts, as a percentage of total accounts receivable, was 28.6% or $44.7 million, as compared to 38.0% or $59.7 million at December 31, 2015. The decline in the allowance is attributable to a change in estimate associated with our allowance for doubtful accounts. The change in estimate had the effect of lowering our doubtful accounts allowance, overall, due to improved collection experience evidenced by more predictable cash receipts from our payors.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17 as part of its Simplification Initiative. The amendments eliminate the guidance in ASC Topic 740, Income Taxes (“ASC 740”), that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. We elected to early adopt this guidance on a prospective basis during the annual reporting period ended on December 31, 2015. There was no financial statement impact as a result of our early adoption of this guidance.

As part of the process of preparing our Consolidated Financial Statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. We account for income taxes under ASC 740. ASC 740 requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined by calculating the future tax consequences attributable to differences between the financial accounting and tax bases of existing assets and liabilities. A valuation allowance is recorded against deferred tax assets when, in the opinion of management, it is more likely than not that we will not be able to realize the benefit from our deferred tax assets. A valuation allowance is reversed when sufficient evidence exists that we will be able to realize the benefits of our deferred tax assets.

As of December 31, 2016, we have a full valuation allowance of $178.5 million recorded against our deferred tax assets. We will maintain this valuation allowance until an appropriate level of profitability is sustained or we are able to develop tax planning strategies that enable us to conclude that it is more likely than not that our deferred tax assets are realizable. As of December 31, 2016, we have deferred tax liabilities of $2.3 million relating to indefinite-lived goodwill and intangibles. These deferred tax liabilities cannot be used as a future source of taxable income because of the indefinite nature of the assets and therefore cannot be used to offset the deferred tax assets that require a valuation allowance. The deferred tax liability for these indefinite-lived goodwill and intangibles will continue to increase as we continue to amortize the tax deductible amounts of these assets. The tax amortization related to these assets will increase the deferred tax liability as well as create tax expense in future years until the full valuation allowance is reversed or the asset is fully amortized for tax purposes.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

The following consolidated statements have been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The discussion set forth below compares our annual results of operations with the results of prior years. As a result of the sale of the PBM Business on August 27, 2015, all prior period financial statements have been reclassified to include the PBM Business as discontinued operations.

	Year Ended December 31, (in thousands)			As a Percentage of Revenue
	2016	2015	2014	2016	2015	2014
Net revenue	$935,589	$982,223	$922,654	100.0%	100.0%	100.0%
Gross profit	265,631	260,915	250,753	28.4%	26.6%	27.2%
Other operating expenses	170,718	165,998	166,552	18.2%	16.9%	18.1%
Bad debt expense	26,799	41,042	79,547	2.9%	4.2%	8.6%
General and administrative expenses	39,225	42,524	49,314	4.2%	4.3%	5.3%
Change in fair value of equity linked liabilities	(10,450)	—	—	(1.1)%	—%	—%
Impairment of goodwill	—	251,850	—	—%	25.6%	—%
Restructuring, acquisition, integration, and other expenses, net	15,859	24,405	30,206	1.7%	2.5%	3.3%
Depreciation and amortization expense	21,551	22,743	22,943	2.3%	2.3%	2.5%
Interest expense	38,235	37,313	40,918	4.1%	3.8%	4.4%
Gain on dispositions	(3,954)	—	—	(0.4)%	—%	—%
Loss from continuing operations, before income taxes	(32,352)	(324,960)	(138,727)	(3.5)%	(33.1)%	(15.0)%
Income tax provision (benefit)	2,015	(21,532)	11,193	0.2%	(2.2)%	1.2%
Loss from continuing operations, net of income taxes	(34,367)	(303,428)	(149,920)	(3.7)%	(30.9)%	(16.2)%
Income (loss) from discontinued operations, net of income taxes	(7,139)	3,721	2,452	(0.8)%	0.4%	0.3%
Net loss	$(41,506)	$(299,707)	$(147,468)	(4.4)%	(30.5)%	(16.0)%

Revenue. Revenue for the year ended December 31, 2016 decreased approximately $46.6 million, or 5%, to $935.6 million, compared to revenue of $982.2 million for the year ended December 31, 2015. The decrease in revenue in 2016 as compared to 2015 is the result of decreases in patient service volumes, specifically in our lower margin chronic business. Revenue for the year ended December 31, 2015 increased approximately $59.6 million, or 6%, to approximately $982.2 million, compared to revenue of $922.7 million for the year ended December 31, 2014. The increase in revenue in 2015 as compared to 2014 is the result of an increase in patient service volume primarily in our core nutrition therapies, chronic infused therapies and our Hepatitis C business.

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit in 2016 as compared to 2015 of $4.7 million, or approximately 2%, to $265.6 million, compared to revenue of $260.9 million for the year ended December 31, 2015, is the result of the strategic divestiture of the Hepatitis C business, which reduced costs, in conjunction with the acquisition of Home Solutions, which contributed higher margins. The increase in gross profit in 2015 of $10.2 million or 4% as compared to $250.8 million for the year ended December 31, 2014 is due to the organic growth of our Infusion Services business.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the year ended December 31, 2016 increased by approximately $4.7 million, or 3%, to $170.7 million, compared to expenses of $166.0 million for the year ended December 31, 2015. Other operating expenses increased in 2016 compared to 2015 due to increases in wage, benefit, and other field office costs. Other operating expenses decreased slightly in 2015 from $166.6 million during the year ended December 31, 2014 due to decreased wage, benefit, and other field office costs.

Bad Debt Expenses. Bad debt expense for the year ended December 31, 2016 decreased by approximately $14.2 million, or 35%, to $26.8 million, compared to $41.0 million for the year ended December 31, 2015. The decrease in bad debt expense in 2016 as compared to 2015 is the result of a continued focus on improvement of billing and collection efforts to ensure timely cash receipts, as well as a change in estimate associated with our allowance for doubtful accounts. The change in estimate had the effect of lowering our doubtful accounts allowance, overall, due to improved collection experience evidenced by more predictable cash receipts from our payors. As a result, the bad debt reserve has correspondingly decreased. The decrease in bad debt expense of $38.5 million, or 48%, in 2015 as compared to expense of $79.5 million for the year ended December 31, 2014 is the result of improved billing and collection efforts resulting in more timely cash receipts from our payors. In addition, in 2014, approximately $55.4 million of incremental bad debt reserve was recorded due to a disruption associated with the integration of an acquisition. At December 31, 2015 and continuing through the year ended December 31, 2016, for the majority of our locations and their associated billed revenues, collections have returned to historical Infusion Services business levels experienced prior to the disruption related to acquisition integration.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016 decreased approximately $3.3 million, or 7.8%, to $39.2 million, compared to $42.5 million for the year ended December 31, 2015. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The decrease in general and administrative expenses in 2016 as compared to 2015 resulted from the reduction in the use and cost of various professional services combined with reductions in the number of corporate personnel and their associated wage and benefits costs. The decrease in general and administrative expenses of $6.8 million or 13.8% in 2015 as compared to expense of $49.3 million during the year ended December 31, 2014 resulted from the reduction in the use and cost of various professional services combined with reductions in the number of corporate personnel and their associated wage and benefits costs.

Change in Fair Value of Equity Linked Liabilities. The change in fair value of equity linked liabilities resulting in a benefit of $10.5 million during the year ended December 31, 2016 represents the change in the estimated fair value of contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in connection with the Home Solutions Transaction. We did not incur such benefit or charges from contingent equity linked liabilities during 2015 or 2014.

Goodwill Impairment. During the year ended December 31, 2015, we performed an impairment assessment of goodwill due to the significant drop in market capitalization during 2015. Our market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in 2015 from fiscal year end 2014, resulting in a market value significantly lower than the fair value of the business segments. We recorded a goodwill impairment charge of $251.9 million for the year ended December 31, 2015 related to our Infusion Services business. We did not record any impairment charges during 2016 or 2014.

Restructuring, Acquisition, Integration, and Other Expenses, net. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs. The restructuring, acquisition, integration and other expenses, net decreased by $8.5 million or 35.0% during the year ended December 31, 2016 to $15.9 million from $24.4 million for the year ended December 31, 2015 as a result of the completion of cost cutting measures associated with the financial improvement plan, partially offset by increases associated with the Home Solutions acquisition. The restructuring, acquisition, integration, and other expenses decreased by $5.8 million during the year ended December 31, 2015 as a result of nearing completion of our strategic assessment and associated restructuring plans.

Depreciation and Amortization Expenses. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, managed care contracts, licenses, trademarks, trade names, and non-compete agreements with estimable lives. During the years ended December 31, 2016 and 2015, we recorded depreciation expenses of $15.4 million and $17.6 million, respectively; and amortization expense of $6.2 million and $5.1 million, respectively. The decrease in depreciation expense was driven by a decline in capital expenditures. The increase in amortization expense was driven by the inclusion of intangible assets recognized upon acquisition of Home Solutions. During the years ended December 31, 2015 and 2014, we recorded depreciation expense of $17.6 million and $16.4 million, respectively, and amortization expense of intangibles of $5.1 million and $6.6 million, respectively.

Interest Expense. Interest expense consists of interest expense and deferred financing costs reduced by an immaterial amount of interest income. During the years ended December 31, 2016 and 2015, we recorded interest expenses of $38.2 million and $37.3 million, respectively, including $3.6 million and $2.9 million of amortization of deferred financing costs, respectively. The increase in interest expense of $0.9 million or 2.5% in 2016 as compared to 2015 principally results from increased borrowing on the Revolving Credit Facility. During the years ended December 31, 2015 and 2014, we recorded interest expense of $37.3 million and $38.5 million, respectively, including $2.9 million and $3.7 million of amortization of deferred financing costs, respectively. We also incurred a loss on extinguishment of debt of $2.4 million during the year ended December 31, 2014. The decrease in interest expense in 2015 as compared to 2014 principally results from the $2.4 million loss recorded on the partial extinguishment of the Senior Credit Facilities during 2014 which did not occur in 2015. The remaining decrease in interest expense resulted primarily from a decrease of $0.8 million in amortization of deferred financing costs in 2015 as compared to 2014.

Income Tax Expense (Benefit). Our income tax provision for the year ended December 31, 2016 increased $23.5 million to $2.0 million expense from a benefit of $21.5 million during the year ended December 31, 2015. The 2016 income tax expense includes a federal tax benefit of $11.3 million and a state tax benefit of $1.3 million at statutory tax rates, offset by a $14.0 million adjustment related to deferred tax asset valuation allowances and other adjustments of $0.6 million. The 2015 income tax benefit includes a federal tax benefit of $113.7 million and a state tax benefit of $8.4 million at statutory tax rates, offset by a $57.0 million adjustment related to deferred tax asset valuation allowances, a $43.4 million adjustment related to nondeductible goodwill impairment and other adjustments of $0.2 million. The 2014 income tax expense of $11.2 million includes a federal tax benefit of $48.6 million and state tax benefit of $4.0 million at statutory rates, offset by a $63.6 million adjustment to deferred tax asset valuation allowances and other adjustments of $0.2 million.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for interest expense, income tax expense (benefit), depreciation and amortization, gain on dispositions, change in fair value of equity linked liabilities, impairments, and stock-based compensation expense. Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including non-operating costs associated with restructuring, acquisition, and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Consolidated Adjusted EBITDA is a measure of earnings that management monitors as an important indicator of financial performance, particularly future earnings potential and recurring cash flow. Adjusted EBITDA is also a primary objective of the management bonus plan. Inclusion of Adjusted EBITDA is intended to provide investors insight into the manner in which management views the performance of the Company.

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

	Year Ended December 31,
	2016	2015	2014
Results of Operations:	(in thousands)

Infusion services Adjusted EBITDA	$68,114	$53,875	$4,654
Corporate overhead Adjusted EBITDA	(37,262)	(38,011)	(40,744)

Consolidated Adjusted EBITDA	30,852	15,864	(36,090)

Interest expense	(38,235)	(37,313)	(40,918)
Gain on dispositions	3,954	—	—
Income tax benefit (expense)	(2,015)	21,532	(11,193)
Depreciation and amortization expense	(21,551)	(22,743)	(22,943)
Impairment of goodwill	—	(251,850)	—
Stock-based compensation expense	(1,963)	(4,513)	(8,570)
Change in fair value of equity linked liabilities	10,450	—	—
Restructuring, acquisition, integration, and other expenses, net	(15,859)	(24,405)	(30,206)
Loss from continuing operations, net of taxes	$(34,367)	$(303,428)	$(149,920)

Infusion Services Adjusted EBITDA increased during the year ended December 31, 2016 mainly as a result of decreased costs attributable to headcount reductions in conjunction with the Financial Improvement Plan.

Liquidity and Capital Resources

Sources and Uses of Funds

We utilize funds generated from operations for general working capital needs, capital expenditures and acquisitions.

Net cash used in operating activities from continuing operations aggregated to $35.2 million during the year ended December 31, 2016, compared to $62.3 million during the year ended December 31, 2015, and $33.2 million during the year ended December 31, 2014. Fluctuations in operating cash flows during the year ended December 31, 2016 as compared to the same period in 2015 were primarily attributable to a year over year decrease from accounts receivable of $23.1 million associated with the reduction in our bad debt reserves, offset by year over year increases in inventory of $15.8 million and prepaid and other current assets amounting to $3.1 million. The decreased use of cash from operations during the year ended December 31, 2015 as compared to the same period in 2014 of $29.1 million consists primarily of a year over year decreases from accounts receivable of $13.9 million, primarily as a result of decreases in our bad debt reserves, year over year decreases from accounts payable of $51.2 million, decrease from prepaid and other current assets amounting to $9.5 million, as well as a $14.0 million decrease from changes in accrued expenses and other current liabilities.

Net cash used in investing activities from continuing operations during the year ended December 31, 2016 was $73.0 million compared to $11.5 million of cash used during the same period in 2015, primarily attributable to the acquisition of Home Solutions, Inc. During the year ended December 31, 2016 we received proceeds of $4.2 million from dispositions, primarily attributable to the strategic divestiture of the Hepatitis C business. Capital expenditures were $9.6 million and $11.5 million for the years ended December 31, 2016 and 2015, respectively, resulting in $1.9 million decreased use of cash. Net proceeds from the sale of the PBM Business of $24.6 million are included in net cash provided by investing activities from discontinued operations in the year ended December 31, 2015. In addition, the year ended December 31, 2014 includes $57.7 million of cash provided from investing activities from discontinued operations related to the net proceeds from the sale of our Home Health Business.

Net cash provided by financing activities was $109.7 million and $66.6 million during the years ended December 31, 2016 and 2015, respectively. The cash provided in 2016 results from $83.3 million from the 2016 Equity Offering (defined below) and by advances of $104.3 million offset by repayments of $64.0 million on our Revolving Credit Facility (defined below), offset by $12.6 million of principal payments made on the Term Loan Facility. The cash provided in 2015 results from the net proceeds of $59.7 million related to our issuance of Series A Preferred Stock and PIPE Warrants in the PIPE Transaction and the Rights Offering, and by advances of $203.7 million offset by repayments of $193.7 million on our Revolving Credit Facility (defined below). Net cash used in financing activities during the year ended December 31, 2014 of $13.1 million results from principal payments of $172.2 million related to our Senior Credit Facilities and repayments of $279.7 million offset by advances of $244.7 million on our Revolving Credit Facility (defined below), partially offset by the net proceeds of our 2021 Notes of $194.5 million.

At December 31, 2016, we had net working capital (excluding current assets and current liability of discontinued operations) of $45.7 million compared to $30.9 million of net working capital at December 31, 2015. The $14.8 million increase in net working capital is attributable to an increase in receivables, less allowance for doubtful accounts, of $14.5 million, a decrease in accrued expense and other current liabilities of $10.7 million, a decrease of $5.9 million in accounts payable, and a decrease in the current portion of long term debt of $5.9 million, offset by a decrease in cash and cash equivalents of $6.0 million, a decrease in inventory of $6.8 million, and a decrease in prepaid and other current assets of $9.3 million. As of December 31, 2016 there was no additional borrowing capacity on our Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million. Pursuant to the Sixth Amendment to the Senior Credit Facilities, we are prohibited from further borrowing under our Revolving Credit Facility.

Senior Credit Facilities

On July 31, 2013, we entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank (“SunTrust”), Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc.

Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. As of December 31, 2016, the interest rates for the Term Loan B Facility and Delayed Draw Term Loan Facility (collectively, the “Term Loan Facilities”) are approximately 6.5% and the interest rate for the Revolving Credit Facility is approximately 8.00%. The interest rates may vary in the future depending on our consolidated senior secured net leverage ratio.

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

On January 31, 2014, we entered into the Second Amendment to the Senior Credit Facilities (the “Second Amendment”), which, among other things (i) provides additional flexibility with respect to compliance with the maximum net leverage ratio for the fiscal quarters ending December 31, 2013 through and including December 31, 2014, (ii) provides additional flexibility under the indebtedness covenants to permit us to obtain up to $150.0 million of second-lien debt and up to $250.0 million of unsecured bonds, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, (iii) provides the requisite flexibility to sell non-core assets, subject to the satisfaction of certain conditions, provided that all of the net proceeds are applied first to the Revolving Credit Facility, with no corresponding permanent commitment reduction, and then to the Term Loan B Facility, and (iv) increased the applicable interest rates for the Term Loan Facilities to the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the Second Amendment. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. The partial repayments of the Senior Credit Facilities as a result of the issuance of the 2021 Notes and from the sale of the Home

Health Business were pricing decrease triggering events that resulted in the interest rates reverting to the Eurodollar rate plus 5.25% or the base rate plus 4.25% as of March 31, 2014. As of December 31, 2016 the interest rate related to the Revolving Credit Facility is approximately 8.00% and the interest rate related to the Term Loan Facilities is approximately 6.50%. The interest rates may vary in the future depending on our consolidated senior secured net leverage ratio.

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

As discussed below, the net proceeds of approximately $194.5 million from the issuance of the 2021 Notes on February 11, 2014 were used to repay $59.3 million of the Revolving Credit Facility and $135.2 million of the Term Loan Facilities. In addition, approximately $54.2 million of the net proceeds from the sale of the Home Health Business (see Note 6 - Discontinued Operations) were used to repay $17.2 million of the Revolving Credit Facility and $37.0 million of the Term Loan Facilities. Further, approximately $45.3 million of the net proceeds from the PIPE Transaction were used to repay the Revolving Credit Facility indebtedness and accrued interest from those proceeds. In addition, the Company repaid $22.7 million of the Revolving Credit Facility from the net proceeds from the sale of the PBM Business. The Senior Credit Facilities are secured by substantially all of the Company’s and its subsidiaries’ assets.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable.

On January 6, 2017, the Company entered into a sixth amendment (the “Sixth Amendment”) to the Senior Credit Facilities. The Sixth Amendment amended the Senior Credit Facilities to, among other things, (a) permanently reduce the revolving commitments in accordance with a schedule set forth therein and prohibit further revolving borrowings, (b) require the cash collateralization of letters of credit issued thereunder, (c) increase the interest rate for loans outstanding under the Senior Credit Facilities and require a portion of accrued interest at the increased rate to be paid-in-kind, (d) permit the Company and its subsidiaries to enter into the Priming Credit Agreement (as defined below), which provides the Company with an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing, and permit the Company to incur the obligations thereunder and to subordinate the liens securing the Senior Credit Facilities to the liens securing the obligations under the Priming Credit Agreement, and (e) amend certain covenants and waive previous covenant violations, including by (i) increasing the consolidated senior secured net leverage ratio covenant, (ii) adding a minimum EBITDA covenant, to be tested quarterly, and (iii) otherwise restricting the ability of the Company and its subsidiaries to incur certain additional indebtedness and make additional significant investments or acquisitions.

On January 6, 2017, the Company entered into a new credit agreement (the “Priming Credit Agreement”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit Agreement provides an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing. The Company intends to use the proceeds of the borrowing under the Priming Credit Agreement (i) to permanently prepay a portion of the outstanding revolving loan balance under the Senior Credit Facilities, (ii) to cash collateralize letters of credit issued under the Senior Credit Facilities, (iii) to pay fees and expenses in connection with the execution and delivery of the Priming Credit Agreement and the Sixth Amendment, and (iv) for working capital and other general corporate purposes.

The Company will pay interest on the outstanding loans under the Priming Credit Agreement at a rate of 10% per annum, and accrued interest will be payable in cash monthly in arrears on the last day of each fiscal month. The obligations under the Priming Credit Agreement are not subject to scheduled amortization installments, and all outstanding obligations will mature and be due and payable in full in cash on July 31, 2018. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of the Company’s obligations under the Priming Credit Agreement prior to stated maturity.

The Priming Credit Agreement contains mandatory prepayments, representations and warranties, affirmative and negative covenants, financial covenants and events of default that are substantially identical to the corresponding provisions of the Senior Credit Facilities. In addition, the obligations under the Priming Credit Agreement are guaranteed by joint and several guarantees from the Company’s subsidiaries and secured by a security interest on substantially all of the assets of the Company and its subsidiaries.

The payment obligations under the Priming Credit Agreement rank pari passu in right of payment with the payment obligations under the Senior Credit Facilities. Upon the occurrence of certain mandatory prepayment events, the Company is required to apply the net proceeds thereof, first, to the permanent prepayment of outstanding revolving loans under the Senior Credit Facilities until paid in full, next, to the permanent prepayment of outstanding term loans under the Senior Credit Facilities until paid in full, and, last, to the permanent prepayment of outstanding loans under the Priming Credit Agreement.

Issuance of 2021 Notes

On February 11, 2014, we issued $200.0 million aggregate principal amount of 8.875% senior notes due in 2021 (the “2021 Notes”) with net proceeds to us of approximately $194.5 million. The 2021 Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by all existing and future subsidiaries of the Company. As of December 31, 2016, we do not have any independent assets or operations and, as a result, our direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by us, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes. The 2021 Notes were offered in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act and outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act pursuant to an Indenture dated February 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee.

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

The transactions effected pursuant to the Series C Exchange Agreement ensured there were a sufficient number of authorized shares of common stock to undertake the 2016 Equity Offering. In the Series C Exchange Agreement, the Company agreed that within four months of the date of the Series C Exchange Agreement, a special meeting of our stockholders would be called to seek approval to the Charter Amendment so as to allow the Company to reserve sufficient shares for the conversion of the Series C Preferred Stock and the exercise of the PIPE Warrants. This approval was obtained at a special meeting held on November 30, 2016.

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

Shelf Registration Statement

The Company filed a shelf registration statement on Form S-3 under the Securities Act on April 1, 2016, which was declared effective May 2, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, the Company had the ability to raise up to $200.0 million, in one or more transactions, by selling Common Stock, preferred stock, debt securities, warrants, units and rights. Subsequent to the 2016 Equity Offering (defined below) the Company has the ability to raise $109.6 million by selling Common Stock, preferred stock, debt securities, warrants, units and rights.

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

A portion of the net proceeds from the 2016 Equity Offering was used to fund the Cash Consideration (as defined below) and pay fees and expenses in connection with the closing of the Home Solutions Transaction.

Home Solutions Transaction

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of Home Solutions and its subsidiaries pursuant to the Home Solutions Agreement dated June 11, 2016, by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. On September 2, 2016, the same parties entered into a second amendment to the Home Solutions Agreement (the “HS Second Amendment”), which amended the Home Solutions Agreement to eliminate the condition to closing that the Company receive stockholder approval to increase its authorized share capital (the “Charter Amendment”) and facilitated the timely consummation of the Transaction. The HS Second Amendment instead provided that the Company will hold a stockholder meeting after the closing of the Transaction to seek stockholder approval of the Charter Amendment, and if the approval is not obtained at the first special meeting, the Company will submit the proposal on a twice per year basis beginning in 2017, at either the annual meeting or a special meeting of stockholders. This approval was obtained at a special meeting held on November 30, 2016. On September 9, 2016, in connection with the consummation of the Transaction, the parties entered into a third amendment (the “Third Amendment”) to the Home Solutions Agreement, which provided for non-material amendments to the closing mechanics, defined terms, acquired and excluded assets, and covenants of the Home Solutions Agreement.

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

The aggregate consideration paid by the Company in the Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration”); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock, issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016 and it was declared effective on October 27, 2016.

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

Private Placement

On March 1, 2017, the Company entered into a Stock Purchase Agreement with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “Stockholders”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the Stockholders based on the volume-weighted average price of the Company's common stock on the NASDAQ Global Market on March 1, 2017. Proceeds from the Private Placement will be used for working capital and general corporate purposes.

Income Taxes

At December 31, 2016, the Company had federal net operating loss (“NOL”) carryforwards of approximately $320.6 million, of which $15.6 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of the Company’s $320.6 million federal NOLs, $18.2 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants. The Company has post-apportioned state NOL carryforwards of approximately $366.2 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $35.2 million during the year ended December 31, 2016. Our working capital position as of December 31, 2016 reflects a $14.8 million improvement versus December 31, 2015; if we cannot successfully execute our strategic plans we will likely require additional or alternative sources of liquidity, including additional borrowings. As of December 31, 2016, after considering outstanding letters of credit totaling $4.6 million, we had $55.3 million drawn and no additional borrowing capacity under our Revolving Credit Facility plus $9.6 million of cash on hand to supplement our working capital needs. On January 6, 2017, we entered into the Sixth Amendment, which amended the Senior Credit Facilities to, among other things, (a) permanently reduce the revolving commitments in accordance with a schedule set forth therein and prohibit further revolving borrowings, (b) require the cash collateralization of letters of credit issued thereunder,

(c) increase the interest rate for loans outstanding under the Senior Credit Facilities and require a portion of accrued interest at the increased rate to be paid-in-kind, (d) permit the Company and its subsidiaries to enter into the Priming Credit Agreement, which provides the Company with an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing, and permit the Company to incur the obligations thereunder and to subordinate the liens securing the Senior Credit Facilities to the liens securing the obligations under the Priming Credit Agreement, and (e) amend certain covenants.

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

Additionally, we will pursue our operational and strategic plan and will also, with the assistance of our financial adviser, review a range of strategic alternatives, which could include, among other things, transitioning chronic therapies to alliance partners, a potential sale or merger of our company, or continuing to pursue our operational and strategic plan. Additionally, we may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

As of the filing of this Annual Report, we expect that our cash on hand, proceeds from the priming credit agreement, proceeds from the private placement, and cash from operations will be sufficient to fund our anticipated working capital, scheduled principal and interest repayments and other cash needs for at least the next 12 months.

The following table sets forth our contractual obligations affecting future cash flows as of December 31, 2016 (in thousands):

		Payments Due in Year Ending December 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 and Beyond
Long-term debt (1)	$602,379	$57,196	$91,479	$42,359	$202,470	$208,875	$—
Operating lease obligations	20,393	8,125	5,813	3,371	1,914	593	577
Capital lease obligations (1)	2,405	766	749	503	387	—	—
Settlement agreement (2)	5,794	5,794	—	—	—	—	—
Purchase commitment (3)	38,000	38,000	—	—	—	—	—
Total	$668,971	$109,881	$98,041	$46,233	$204,771	$209,468	$577

(1)	Includes principal and estimated interest.

(2)	Includes estimated interest.

(3)	Commitment to purchase prescription drugs from drug manufacturers.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to our outstanding debt. At December 31, 2016, we had total debt of $451.9 million of which $265.5 million is related to the Senior Credit Facilities and is subject to floating interest rates. Advances under the Senior Credit Facilities bear interest at a floating rate or rates equal to the Eurodollar rate plus 5.25% or the base rate plus 4.25% specified in the Senior Credit Facilities. Interest rates for the Term Loan Facilities are subject to a 1.25% minimum to determine our interest rate. As of December 31, 2016, the Eurodollar rate is approximately 0.50% therefore, an increase in the current market rate of 1.00% would not impact our interest expense. Interest rates under the Revolving Credit Facility are not subject to a minimum rate, therefore, an increase in the current market rate of 1.00% would increase our interest expense by approximately $0.6 million annually based on the amount outstanding under the Revolving Credit Facility at December 31, 2016.

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

At December 31, 2016, financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and capital leases. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities. The fair value of our long-term debt under our Senior Credit Facilities subject to variable interest rates and the 2021 Notes is disclosed in Note 10 of the Notes to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.:
We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioScrip, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioScrip, Inc.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 7, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 7, 2017

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$9,569	$15,577
Receivables, less allowance for doubtful accounts of $44,730 and $59,689 at December 31, 2016 and 2015, respectively	111,811	97,353
Inventory	36,165	42,983
Prepaid expenses and other current assets	18,507	27,772
Total current assets	176,052	183,685
Property and equipment, net	32,535	31,939
Goodwill	365,947	308,729
Intangible assets, net	31,043	5,128
Other non-current assets	2,163	1,161
Total assets	$607,740	$530,642
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$18,521	$24,380
Accounts payable	59,134	65,077
Amounts due to plan sponsors	3,799	3,491
Accrued interest	6,705	6,898
Accrued expenses and other current liabilities	42,191	52,918
Total current liabilities	130,350	152,764
Long-term debt, net of current portion	433,413	393,741
Deferred taxes	2,281	236
Other non-current liabilities	1,257	1,861
Total liabilities	567,301	548,602
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 and 635,822 shares issued and outstanding as of December 31, 2016 and 2015, respectively; and, $2,603 and $69,702 liquidation preference as of December 31, 2016 and 2015, respectively	2,462	62,918
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding; and $75,491 liquidation preference as of December 31, 2016	69,540	—
Stockholders’ (deficit) equity
Preferred stock, $.0001 par value; 5,000,000 and 4,175,000 shares authorized; no shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $.0001 par value; 250,000,000 and 125,000,000 shares authorized; 117,682,543 and 71,421,664 shares issued; and 117,682,543 and 68,767,613 shares outstanding as of December 31, 2016 and 2015, respectively	12	8
Treasury stock, no shares outstanding as of December 31, 2016 and 2,654,051 shares outstanding, at cost, as of December 31, 2015	—	(10,737)
Additional paid-in capital	611,844	531,764
Accumulated deficit	(643,419)	(601,913)
Total stockholders’ (deficit) equity	(31,563)	(80,878)
Total liabilities and stockholders’ (deficit) equity	$607,740	$530,642
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net revenue	$935,589	$982,223	$922,654
Cost of revenue (excluding depreciation expense)	669,958	721,308	671,901
Gross profit	265,631	260,915	250,753

Other operating expenses	170,718	165,998	166,552
Bad debt expense	26,799	41,042	79,547
General and administrative expenses	39,225	42,524	49,314
Change in fair value of equity linked liabilities	(10,450)	—	—
Impairment of goodwill	—	251,850	—
Restructuring, acquisition, integration, and other expenses, net	15,859	24,405	30,206
Depreciation and amortization expense	21,551	22,743	22,943
Interest expense	38,235	37,313	40,918
Gain on dispositions	(3,954)	—	—
Loss from continuing operations, before income taxes	(32,352)	(324,960)	(138,727)
Income tax provision (benefit)	2,015	(21,532)	11,193
Loss from continuing operations, net of income taxes	(34,367)	(303,428)	(149,920)
(Loss) income from discontinued operations, net of income taxes	(7,139)	3,721	2,452
Net loss	(41,506)	(299,707)	(147,468)
Accrued dividends on preferred stock	(8,392)	(6,120)	—
Deemed dividends on preferred stock	(692)	(3,690)	—
Loss attributable to common stockholders	$(50,590)	$(309,517)	$(147,468)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.46)	$(4.56)	$(2.19)
(Loss) Income from discontinued operations, basic and diluted	(0.08)	0.05	0.04
Net loss, basic and diluted	$(0.54)	$(4.51)	$(2.15)

Weighted average common shares outstanding, basic and diluted	93,740	68,710	68,476

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
Balance at December 31, 2013	$—	$7	$(10,311)	$519,625	$(154,738)	$354,583
Exercise of stock options	—	1	—	1,467	—	1,468
Surrender of stock to satisfy minimum tax withholding	—	—	(368)	—	—	(368)
Compensation under employee stock compensation plan	—	—	—	8,590	—	8,590
Net loss	—	—	—	—	(147,468)	(147,468)
Balance at December 31, 2014	—	8	(10,679)	529,682	(302,206)	216,805
Exercise of stock options	—	—	—	2	—	2
Surrender of stock to satisfy minimum tax withholding	—	—	(58)	—	—	(58)
Issuance of Series A convertible preferred stock and warrants	—	—	—	6,581	—	6,581
Accrued dividends on preferred stock	—	—	—	(6,120)	—	(6,120)
Deemed dividends on preferred stock	—	—	—	(3,690)	—	(3,690)
Compensation under employee stock compensation plan	—	—	—	5,309	—	5,309
Net loss	—	—	—	—	(299,707)	(299,707)
Balance at December 31, 2015	—	8	(10,737)	531,764	(601,913)	(80,878)
Net proceeds of public stock offering	—	4	—	83,263	—	83,267
Surrender of stock to satisfy minimum tax withholding	—	—	(33)	—	—	(33)
Surrender of stock - settlement	—	—	(255)	255	—	—
Shares issued in connection with the acquisition of Home Solutions, Inc.	—	—	11,025	(1,088)	—	9,937
Equity linked liabilities reclassified to equity upon approval of Charter Amendment	—	—	—	2,847	—	2,847
Accrued dividends on preferred stock	—	—	—	(8,392)	—	(8,392)
Deemed dividends on preferred stock	—	—	—	(692)	—	(692)
Compensation under employee stock compensation plans	—	—	—	3,887	—	3,887
Net loss	—	—	—	—	(41,506)	(41,506)
Balance at December 31, 2016	$—	$12	$—	$611,844	$(643,419)	$(31,563)

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(41,506)	$(299,707)	$(147,468)
Less: Income (loss) from discontinued operations, net of income taxes	(7,139)	3,721	2,452
Loss from continuing operations, net of income taxes	(34,367)	(303,428)	(149,920)
Adjustments to reconcile net loss from continuing operations to net cash (used in) operating activities:
Depreciation and amortization	21,551	22,743	22,943
Impairment of goodwill	—	251,850	—
Amortization of deferred financing costs and debt discount	4,042	3,440	4,153
Change in fair value of contingent consideration	(4,597)	(30)	(7,364)
Change in fair value of equity linked liabilities	(10,450)	—	—
Change in deferred income tax	2,045	(20,089)	9,359
Compensation under stock-based compensation plans	1,963	4,513	8,570
Gain on dispositions	(3,954)	—	—
Loss on extinguishment of debt	—	—	2,373
Changes in assets and liabilities, net of acquired businesses:
Receivables, net of bad debt expense	(2,502)	20,628	34,534
Inventory	10,016	(5,769)	(2,952)
Prepaid expenses and other assets	(892)	(4,003)	5,474
Accounts payable	(20,517)	(24,129)	27,092
Amounts due to plan sponsors	308	(1,377)	562
Accrued interest	(193)	44	4,681
Accrued expenses and other liabilities	2,344	(6,682)	7,310
Net cash used in operating activities from continuing operations	(35,203)	(62,289)	(33,185)
Net cash (used in) provided by operating activities from discontinued operations	(7,566)	(2,453)	1,769
Net cash used in operating activities	(42,769)	(64,742)	(31,416)
Cash flows from investing activities:
Cash consideration paid for acquisitions, net of cash acquired	(67,516)	—	(454)
Purchases of property and equipment, net	(9,642)	(11,544)	(13,829)
Proceeds from dispositions	4,177	—	—
Net cash proceeds from sale of unconsolidated affiliate	—	—	852
Net cash used in investing activities from continuing operations	(72,981)	(11,544)	(13,431)
Net cash provided by investing activities from discontinued operations	—	24,565	57,688
Net cash (used in) provided by investing activities	(72,981)	13,021	44,257
Cash flows from financing activities:
Net proceeds from equity offering, net of expenses and underwriter allotment	83,267	—	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	59,691	—
Proceeds from senior notes due 2021, net of discount, lenders' fees and other expenses		—	194,539
Deferred and other financing costs	—	(2,630)	(1,135)
Borrowings on revolving credit facility	104,300	203,663	244,700
Repayments on revolving credit facility	(64,000)	(193,663)	(279,703)
Principal payments of long-term debt	(12,550)	—	(172,243)
Repayments of capital leases	(1,073)	(395)	(360)
Net proceeds from exercise of employee stock compensation plans	(202)	(108)	1,100
Net cash provided by (used in) financing activities	109,742	66,558	(13,102)
Net change in cash and cash equivalents	(6,008)	14,837	(261)
Cash and cash equivalents - beginning of period	15,577	740	1,001
Cash and cash equivalents - end of period	$9,569	$15,577	$740
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$34,696	$34,302	$34,133
Cash paid during the period for income taxes, net of refunds	$(372)	$114	$1,651
DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of 3,750,000 shares in connection with the Home Solutions acquisition	$9,938	$—	$—
Capital lease obligations incurred to acquire property and equipment	$2,314	$—	$107
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF BUSINESS

Corporate Organization and Business

BioScrip, Inc. and subsidiaries (the “Company” or “BioScrip”) is a national provider of infusion service that partners with physicians, hospital systems, skilled nursing facilities and healthcare payors to provide patients access to post-acute care services. The Company operates with a commitment to bring customer-focused infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, the Company aims to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom it serves.

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

On August 27, 2015, the Company completed the sale of substantially all of the Company’s Pharmacy Benefit Management Services segment (the “PBM Business”) to ProCare Pharmacy Benefit Manager Inc. (see Note 6 - Discontinued Operations). As a result of the sale of the PBM Business, the Company no longer has multiple operating segments. The change reflects how the Company's chief operating decision maker reviews the Company’s results in terms of allocating resources and assessing performance.

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Reclassifications

With the sale of the PBM Services segment (the “PBM Business”) in 2015 all prior period financial statements have been reclassified to include the PBM Business as discontinued operations, along with other reclassifications specific to vendor rebates and deferred financing costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Change in Estimate of the Collectability of Accounts Receivable

The Company experienced deterioration in the aging of certain accounts receivable in 2014 primarily due to delays and disruptions related to the integration of its acquisitions in 2013. As a result, the Company materially changed its estimates based on actual collection experience during and after the acquisition disruption period from 2014. The estimates were further revised during 2016 and had the effect of lowering our doubtful accounts allowance, overall, due to improved collection experience evidenced by more predictable cash receipts from our payors.

We believe we are adequately reserved on accounts receivable balances over 180 days; however, there is a higher risk of collection on these balances than the overall accounts receivable. The Company has decreased the allowance for doubtful accounts as a percentage of total accounts receivable to 28.6% at December 31, 2016 compared to 38.0% at December 31, 2015.

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	December 31, 2016			December 31, 2015
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$19,891	$8,278	$28,169	$19,944	$11,369	$31,313
Commercial	97,744	19,848	117,592	94,477	20,213	114,690
Patient	3,955	6,825	10,780	5,014	6,025	11,039
Gross accounts receivable	$121,590	$34,951	156,541	$119,435	$37,607	157,042
Allowance for doubtful accounts			(44,730)			(59,689)
Net accounts receivable			$111,811			$97,353

Allowance for Contractual Discounts

The Company is reimbursed by payors for products and services the Company provides. Payments for medications and services covered by payors average less than billed charges. The Company monitors revenue and receivables from payors for each of our branches and records an estimated contractual allowance for certain revenue and receivable balances as of the revenue recognition date to properly account for anticipated differences between amounts estimated in our billing system and amounts reimbursed. Accordingly, the total revenue and receivables reported in our financial statements are recorded at the amounts expected to be received from the payor. For the significant portion of the Company’s revenue, the contractual allowance is estimated based on several criteria, including unbilled claims, historical trends based on actual claims paid, current contract and reimbursement terms and changes in customer base and payor/product mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. We do not believe these changes in estimates are material. The billing functions for the remaining portion of the Company’s revenue are largely computerized, which enables on-line adjudication (i.e., submitting charges to third-party payors electronically with simultaneous feedback of the amount the primary insurance plan expects to pay) at the time of sale to record net revenue, exposure to estimating contractual allowance adjustments is limited on this portion of the business.

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

Goodwill

Goodwill is not subject to amortization but is instead tested for impairment annually and whenever events or circumstances exist that indicate that the carrying value of goodwill may no longer be recoverable in accordance with ASC 350. Management considers the Company’s business as a whole to be its reporting unit for purpose of testing for impairment since the Company no longer has multiple operating segments with the sale of the PBM Business. Management may choose to undertake a qualitative assessment in order to assess whether a quantitative analysis is required. In determining whether management will utilize the qualitative assessment in any one year, management will consider overall economic factors as well as the passage of time between the last quantitative assessment. In the event management determines that a quantitative assessment is required, this quantitative impairment testing is based on a two-step process. The first step compares the fair value of the reporting unit to its carrying amount including goodwill. If the first step quantitative analysis indicates that the fair value of the reporting unit is less than its carrying amount, the second step quantitative analysis must be performed to determine the implied fair value of reporting unit goodwill. The measurement of possible impairment is based on the comparison of the implied fair value of reporting unit goodwill to its carrying value.

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

Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, receivables, accounts payable, accrued interest and its Revolving Credit Facility (defined below). The carrying amounts of cash and cash equivalents, receivables, accounts payable, accrued interest and its Revolving Credit Facility approximate fair value due to their fully liquid or short-term nature.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). At December 31, 2016, the Company has one stock-based compensation plan pursuant to which incentive stock options (“ISOs”), non-qualified stock options (“NQSOs”), stock appreciation rights (“SARs”), restricted stock, performance shares and performance units may be granted to employees and non-employee directors. Option and stock awards are typically settled by issuing authorized but unissued shares of the Company.

The Company accounts for its stock-based awards to employees and non-employee directors using the fair value method. The fair value of each option award is based on several criteria including, but not limited to, the valuation model used and associated input factors including principally stock price volatility and, to a lesser extent, expected term, dividend rate, and risk-free interest rate. The input factors used in the valuation model are based on subjective future expectations combined with management judgment. The fair value of each stock award is determined based on the closing price of the underlying common stock on the date of grant. The fair value of the award is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, including time elapsed, market conditions and/or performance conditions. Because of these requirements, the weighted average period for which the expense is recognized varies. The Company expenses SAR awards based on vesting requirements. In addition, because they are settled with cash, the fair value of the SAR awards are revalued on a quarterly basis.

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

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842): requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2015, the FASB issued an update 2015-11—Inventory (Topic 330): Simplifying the Measurement of Inventory effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03 “Interest - Imputation of Interest (subtopic 835-20): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted and will be applied on a retrospective basis. As of December 31, 2016 we had $3.6 million and $8.8 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt. As of December 31, 2015 we had $3.3 million and $12.6 million of deferred financing costs that were reclassified from a current and a long-term asset, respectively, to a reduction in the carrying amount of our debt.

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

NOTE 3 – LOSS PER SHARE

Loss Per Share

The Company presents basic and diluted loss per share (“LPS”) for its common stock, par value $.0001 per share (“Common Stock”). Basic LPS is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted LPS is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and Series A and Series C Convertible Preferred Stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A and Series C Convertible Preferred Stock are determined using the “if converted” method.

The Company's Series A and Series C Convertible Preferred Stock, par value $.0001 per share (together, the “Preferred Stock”), is considered a participating security, which means the security may participate in undistributed earnings with Common Stock. The holders of the Preferred Stock would be entitled to share in dividends, on an as-converted basis, if the holders of Common Stock were to receive dividends. The Company is required to use the two-class method when computing LPS when it has a security that qualifies as a participating security. The two-class method is an earnings allocation formula that determines LPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. In determining the amount of net earnings to allocate to common stockholders, earnings are allocated to both common and participating securities based on their respective weighted-average shares outstanding during the period. Diluted LPS for the Company’s Common Stock is computed using the more dilutive of the two-class method or the if-converted method.

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations, net of income taxes	$(34,367)	$(303,428)	$(149,920)
(Loss) income from discontinued operations, net of income taxes	(7,139)	3,721	2,452
Net loss	(41,506)	(299,707)	(147,468)
Accrued dividends on Preferred Stock	(8,392)	(6,120)	—
Deemed dividends on Preferred Stock	(692)	(3,690)	—
Loss attributable to common stockholders	$(50,590)	$(309,517)	$(147,468)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	93,740	68,710	68,476
Loss Per Common Share:
Loss from continuing operations, basic and diluted	$(0.46)	$(4.56)	$(2.19)
(Loss) income from discontinued operations, basic and diluted	(0.08)	0.05	0.04
Loss per common share, basic and diluted	$(0.54)	$(4.51)	$(2.15)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the years ended December 31, 2016, 2015 and 2014 excludes the effect of securities issued in connection with the PIPE Transaction and the Rights Offering (see Note 4 - Stockholders’ (Deficit) Equity), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 4 – STOCKHOLDERS’ DEFICIT

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

Series A, Series B, and Series C Convertible Preferred Stock

In connection with the PIPE Transaction, the Company authorized 825,000 shares and issued 625,000 shares of Series A Preferred Stock at $100.00 per share. In connection with the Rights Offering (as defined below), the Company issued an additional 10,822 shares of Series A Preferred Stock at $100.00 per share. The Series A Preferred Stock may, at the option of the holder, be converted into Common Stock and receive a Liquidation Preference upon voluntary or involuntary liquidation, dissolution, or winding up of the Company. The Company may pay a noncumulative cash dividend on each share of the Series A Preferred Stock as previously disclosed in the Annual Report. In the event the Company does not declare and pay a cash dividend, the Liquidation Preference of the Series A Preferred Stock will be increased to an amount equal to the Liquidation Preference in effect at the start of the applicable quarterly dividend period, plus an amount equal to such then applicable Liquidation Preference multiplied by 11.5% per annum.

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

As of December 31, 2016, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.6 million and 75.5 million, respectively.

The Preferred Stock may, at the option of the holder, be converted into Common Stock. The conversion rate in effect at any applicable time for conversion of each share of Preferred Stock into Common Stock will be the quotient obtained by dividing the Liquidation Preference then in effect by the conversion price then in effect, plus cash in lieu of fractional shares. The initial conversion price for the Preferred Stock is $5.17, but is subject to adjustment from time to time upon the occurrence of certain events, including in the event of a stock split, a reverse stock split, or a dividend of Junior Securities (defined below) to the Company’s common stockholders.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a Liquidation Event), after satisfaction of all liabilities and obligations to creditors of the Company and distribution of any assets of the Company to the holders of any stock or debt that is senior to the Preferred Stock, and before any distribution or payment shall be made to holders of any Junior Securities, each holder of Preferred Stock will be entitled to (i) convert their shares of Series A Preferred Stock into Common Stock and receive their pro rata share of consideration distributed to the holders of Common Stock, or (ii) receive, out of the assets of the Company or proceeds thereof (whether capital or surplus) legally available therefor, an amount per share of Series A and Series C Preferred Stock, as applicable, equal to the Liquidation Preference. The initial Series A Liquidation Preference was equal to $100.00 per share and the initial Series C Preferred Stock Liquidation Preference was equal to $115.48 per share, each of which may be adjusted from time to time by the accrual of non-cash dividends. However, if, at any applicable date of determination of the Liquidation Preference, (i) any cash dividend has been declared but is unpaid or (ii) the Company has given notice (or failed to give such notice) of its intention to pay a cash dividend but such cash dividend has not yet been declared by the Company’s board of directors (the “Board”), then such cash dividends shall be deemed, for purposes of calculating the applicable Liquidation Preference, to be Accrued Dividends. Accrued Dividends are paid upon the occurrence of a Liquidation Event and upon conversion or redemption of the Preferred Stock.
The Company may pay a noncumulative cash dividend on each share of the Series A and Series C Preferred Stock when, as and if declared by the Board at a rate of 8.5% per annum on the liquidation preference then in effect. Cash dividends, if declared, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, commencing on the first calendar day of the first July or October following the date of original issuance of the Series A and Series C Preferred Stock. If declared, cash dividends will begin to accrue on the first day of the applicable quarterly dividend period. In the event the Company does not declare and pay a cash dividend, the Liquidation Preference of the Series A and Series C Preferred Stock will be increased to an amount equal to the Liquidation Preference in effect at the start of the applicable quarterly dividend period, plus an amount equal to such then applicable Liquidation Preference multiplied by 11.5% per annum. If the Company pays a dividend or makes a distribution on the outstanding Common Stock (other than in Junior Securities, as defined below), the Company must, at the same time, pay each holder of the Series A and Series C Preferred Stock a dividend equal to the dividend the holder would have received if all of the holder’s shares of Series A and Series C Preferred Stock were converted into Common Stock immediately prior to the record date for the dividend payment (“Participating Dividend”). The Company would not be required to pay the Participating Dividend if the Company dividend or distribution was in Common Stock, a security ranking equal to or junior to Common Stock, or a security convertible into Common Stock or a security ranking equal to or junior to Common Stock (“Junior Securities”). Instead, where the Company makes a dividend or distribution of a Junior Security, the holder of Series A and Series C Preferred Stock is entitled to anti-dilution protection in the form of an adjustment to the conversion price of the Series A and Series C Preferred Stock. Unless and until the Company obtains the required consent and/or amendment from the Company’s lenders under the Company’s Senior Credit Facilities (as defined below), the Company will not be permitted to pay cash dividends.

From and after the tenth anniversary of the original issuance of the Series A and Series C Preferred Stock, each holder of shares of Series A and Series C Preferred Stock will have the right to request that the Company redeem, in full, out of funds legally available, by irrevocable written notice to the Company, all of such holder’s shares of Series A or Series C Preferred Stock at a redemption price per share equal to the Liquidation Preference then in effect per share of Series A or Series C Preferred Stock, as applicable. From and after the tenth anniversary of the original issuance of the Series A and Series C Preferred Stock, the Company may redeem the outstanding Series A and Series C Preferred Stock, in whole or in part, at a price per share equal to the Liquidation Preference then in effect.

The Series A and Series C Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding up or dissolution, rank senior to the Company’s Common Stock and each other class or series of shares that the Company may issue in the future that do not expressly provide that such class or series ranks equally with, or senior to, the Series A and Series C Preferred Stock, with respect to dividend rights and/or rights upon liquidation, winding up or dissolution. The Series A and Series C Preferred Stock will also rank junior to the Company’s existing and future indebtedness. Holders of shares of Series A and Series C Preferred Stock will be entitled to vote with the holders of shares of Common Stock (and any other class or series similarly entitled to vote with the holders of Common Stock) and not as a separate class, at any annual or special meeting of stockholders of the Company, and may act by written consent in the same manner as the holders of Common Stock, on an as-converted basis. So long as shares of the Series A or Series C Preferred Stock represent at least five percent (5%) of the outstanding voting stock of the Company, a majority of the voting power of the Series A Preferred Stock or Series C Preferred Stock, as applicable, shall have the right to designate one (1) member to the Company’s Board who shall be appointed to a minimum of two (2) committees of the Board.

Carrying Value of Series A Preferred Stock

As of December 31, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to December 31, 2016. The following table sets forth the activity recorded during the year ended December 31, 2016 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transaction and the Rights Offering:

Series A Preferred Stock carrying value at December 31, 2015	$62,918
Exchange of Series A for Series C	(60,776)
Discount related to beneficial conversion feature	40
Dividends recorded through December 31, 2016 [1]	280
Series A Preferred Stock carrying value at December 31, 2016	$2,462

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock

As of December 31, 2016, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Equity and a deemed dividend on the Statement of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to December 31, 2016. The following table sets forth the activity recorded during the year ended December 31, 2016 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2015	$—
Exchange of shares - Series A to Series C	60,776
Accretion of discount related to issuance costs	652
Dividends recorded through December 31, 2016 [1]	8,112
Series C Preferred Stock carrying value at December 31, 2016	$69,540

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

The PIPE Warrants are exercisable for a ten year term and may only be exercised for cash. The number of shares of Common Stock that may be acquired upon exercise of the PIPE Warrants is subject to anti-dilution adjustments for stock splits, subdivisions, reclassifications or combinations, or the issuance of Common Stock for a consideration per share less than 85% of the market price per share immediately prior to such issuance. Upon the occurrence of certain business combinations, the PIPE Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.

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

The Company entered into a registration rights agreement, as amended (the “Registration Rights Agreement”), with the PIPE Investors that, among other things and subject to certain exceptions, requires the Company, upon the request of the PIPE Investors, to register the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A and Series C Preferred Shares or exercise of the PIPE Warrants. Pursuant to the terms of the Registration Rights Agreement, the costs incurred in connection with such registrations will be borne by the Company. As provided under the Registration Rights Agreement, the Company on April 1, 2016 filed a shelf registration statement on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), to register, among other things, the Common Stock of the Company issuable upon conversion of the PIPE Investors’ Series A and Series C Preferred Shares.

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

2016 Equity Offering

On June 22, 2016, the Company completed an underwritten public offering of 45,200,000 shares of Common Stock, including 5,200,000 shares of Common Stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of $2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). The Company received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering expenses.

A portion of the net proceeds from the 2016 Equity Offering was used fund the Cash Consideration (as defined below) and pay fees and expenses in connection with the closing of the Home Solutions Transaction (see below).

Home Solutions Transaction

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Home Solutions Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. On September 2, 2016, the same parties entered into a second amendment to the Home Solutions Agreement (the “Second Amendment”), which amended the Home Solutions Agreement to eliminate the condition to closing that the Company receive stockholder approval to increase its authorized share capital (the “Charter Amendment”) and facilitated the timely consummation of the Home Solutions Transaction. The Second Amendment instead provided that the Company will hold a stockholder meeting after the closing of the Home Solutions Transaction to seek stockholder approval of the Charter Amendment, and if the approval is not obtained at the first special meeting, the Company will submit the proposal on a twice per year basis beginning in 2017, at either the annual meeting or a special meeting of stockholders.

The aggregate consideration paid by the Company in the Home Solutions Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration”); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Home Solutions Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Home Solutions Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016 and it was declared effective on October 27, 2016.

The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The Home Solutions Agreement provides for a cash settlement option related to the RSUs, effective June 15, 2021, if, and only if, authorized shares are unavailable when the vesting conditions of Tranche A and Tranche B are met. At the date of acquisition, the Company did not have sufficient authorized shares available to satisfy the issuance of Tranche A and Tranche B RSUs and, accordingly, recognized a liability for the fair value of the contingent consideration. As of November 30, 2016, upon approval of the Charter Amendment, the Company has sufficient authorized shares available should the vesting conditions be met and the RSUs become issuable. The liability was reclassified to equity and a gain on the change in the fair value of the RSUs was recognized as of November 30, 2016.

The Cash Consideration and the Transaction Closing Equity Consideration were paid at closing and were funded by cash on-hand and borrowings from our Revolving Credit Facility.

Authorized Shares

On November 30, 2016, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 125 million shares to 250 million shares (the “Charter Amendment”).

Treasury Stock

During the years ended December 31, 2016 and 2015, 13,570 and 16,952 shares, respectively, were surrendered to satisfy tax withholding obligations on the vesting of restricted stock awards. The Company does not hold any shares of treasury stock at December 31, 2016 as the balance was utilized to issue shares, reflected as consideration, in the Home Solutions acquisition.

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

No 2010 Warrants were exercised prior to their March 25, 2015 expiration.

NOTE 5 – ACQUISITIONS

Home Solutions

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of Home Solutions and its subsidiaries pursuant to the Home Solutions Agreement. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.
The aggregate consideration paid by the Company in the Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but were reported as a liability in our consolidated financial statements at their estimated fair value at the date of issuance. Upon approval of the Charter Amendment on November 30, 2016, the date at which sufficient shares were available should the RSUs vest and become issuable, the liability was remeasured to its current fair value and reclassified to equity.
The following table sets forth the consideration transferred in connection with the acquisition of Home Solutions as of September 9, 2016 (in thousands):

Cash	$67,516
Equity issued at closing	9,938
Capital lease obligation assumed	301
Fair value of contingent consideration	15,400
Total consideration	$93,155
The following table sets forth the preliminary estimate of fair value of the assets acquired and liabilities assumed upon acquisition of Home Solutions as of September 9, 2016 (in thousands):

Accounts receivable	$11,956
Inventories	3,199
Prepaids and other assets	852
Total current assets	$16,007
Property and equipment	4,651
Goodwill	57,218
Managed care contracts	24,700
Licenses	5,400
Trade name	1,800
Non-compete agreements	200
Other long-term assets	891
Total assets	$110,867
Accounts payable	14,576
Accrued liabilities	3,136
Total liabilities	$17,712
Net assets acquired	$93,155
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

In accordance with ASC Topic 805 Business Combinations, the allocation of the purchase price is subject to adjustment during the measurement period after the closing date (September 9, 2016) when additional information on assets and liability valuations becomes available. The Company has not finalized its valuation of certain assets and liabilities recorded pursuant to the acquisition including intangible assets and contingent consideration.  Thus, the provisional measurements recorded are subject to change. Any changes will be recorded as adjustments to the fair value of the assets and liabilities with residual amounts allocated to goodwill.
Under the Home Solutions Agreement, the Company did not purchase, among other things, any accounts receivable associated with governmental payors. However, the Home Solutions Agreement stipulates that collections of government receivables, as of the first anniversary of the closing date, in an amount less than the amount estimated as government receivables in the Closing Certificate, must be paid to the seller. The Company believes the government receivables will be collected and, as a result, has not recorded a liability for the guarantee.
The Company has consolidated the results of Home Solutions for the period of control within its Consolidated Statements of Operations for the year ended December 31, 2016. Inclusion of Home Solutions’ operating results within the Company’s Consolidated Statements of Operations contributed $26.8 million in revenue, $9.2 million in gross profit, and $3.2 million in net income for the year ended December 31, 2016.
Pro Forma Impact of Acquisition

The following table sets forth the unaudited pro forma combined results of operations as if the acquisition of Home Solutions had occurred at the beginning of the periods presented. Adjustments made to the financial information give effect to pro forma events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) with respect to the statement of operations, expected to have a continuing impact on the combined results. The pro forma financial information does not reflect revenue opportunities and cost savings that the Company expects to realize as a result of the acquisition of Home Solutions. The pro forma financial information includes acquisition related charges incurred prior to December 31, 2016, and does not reflect estimates of charges related to the integration activity or exit costs that may be incurred by BioScrip in connection with the acquisition in future periods.

	Years Ended December 31,
Pro forma impact of acquisition (in millions, except for per share amounts):	2016	2015	2014
Revenues	$1,019	$1,091	$1,028
Gross profit	$288	$289	$277
Gross profit percentage	28.3%	26.5%	26.9%
Loss from continuing operations, net of income taxes	$(44)	$(322)	$(178)
Basic loss per share from continuing operations	$(0.47)	$(4.68)	$(2.60)
Diluted loss per share from continuing operations	$(0.47)	$(4.68)	$(2.60)

The pro forma results for the year ended December 31, 2016 includes $10.1 million of acquisition related expenses.

Acquisition and Integration Expense

Acquisition and integration expenses in restructuring, acquisition, integration, and other expenses, net in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 include the following costs related to the Home Solutions, CarePoint Business, and the HomeChoice acquisitions (in thousands):

	Year Ended December 31,
	2016	2015	2014
Legal and professional fees	$3,059	$1,033	$6,931
Financial advisory fees	5,087	—	—
Employee costs including redundant salaries and benefits and severance	—	—	2,016
Facilities consolidation and discontinuation	1,323	488	1,401
Bad debt expense and contractual adjustments related to acquired accounts receivable	—	—	5,430
Legal settlement	—	—	334
Other	653	219	1,812
Total	$10,122	$1,740	$17,924

NOTE 6 – DISCONTINUED OPERATIONS

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

The operating results included in discontinued operations of the PBM Business for the years ended December 31, 2016, 2015 and 2014 are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$44,375	$61,401
Gross profit	$—	$9,763	$17,635
Other operating expenses	1,015	5,444	10,878
Bad debt expense	—	(45)	27
(Loss) income from operations	(1,015)	4,364	6,730
Gain on sale before income taxes	—	(11,424)	—
Financial advisory fee and legal expenses	614	1,731	—
Other income and expenses, net	(326)	1,898	(6)
(Loss) income before income taxes	(1,303)	12,159	6,736
Income tax expense	—	206	198
(Loss) income from discontinued operations, net of income taxes	$(1,303)	$11,953	$6,538

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

The operating results included in discontinued operations of the Home Health Business for the years ended December 31, 2016, 2015 and 2014 are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$18,551
Gross profit	$—	$—	$6,918
Other operating expenses	—	417	8,219
Bad debt expense	—	—	902
Loss from operations	—	(417)	(2,203)
Gain on sale before income taxes	—	—	(2,067)
Financial advisor fee and legal expenses	(44)	—	2,875
Impairment of assets	—	—	452
Other costs and expenses	(118)	861	47
Income (loss) before income taxes	162	(1,278)	(3,510)
Income tax expense (benefit)	—	—	(4,257)
Income (loss) from discontinued operations, net of income taxes	$162	$(1,278)	$747

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

The operating results included in discontinued operations of the divested traditional and specialty pharmacy mail operations and community pharmacies for the years ended December 31, 2016, 2015 and 2014 are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue	$—	$—	$—
Gross profit	$—	$—	$(439)
Other operating expenses	185	4,485	3,995
Legal fees and settlement expense	2	1,312	—
Other (income) expense, including gain on sale	17	1,157	399
Loss from discontinued operations, net of income taxes	$(204)	$(6,954)	$(4,833)

On December 28, 2016, in response to a lawsuit filed by the Sellers alleging that the Company and certain of its subsidiaries breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement, an arbitrator awarded Walgreens $5.8 million in damages constituting approximately 3% of the total sales Walgreens claimed were made in violation of the agreement. The Company filed a motion to vacate the arbitration award but cannot provide assurance that its challenge will be successful. As a result, $5.8 million was accrued for the settlement in discontinued operations.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill, and the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, are as follows (in thousands):

Infusion Services
Balance at December 31, 2014	$573,323
Impairment	(251,850)
Disposition of PBM Services	(12,744)
Balance at December 31, 2015	308,729
Acquisition of Home Solutions	57,218
Balance at December 31, 2016	$365,947

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

Our fair value for each reporting unit is determined based on a guideline public company analysis or market approach which utilizes current earnings multiples of comparable publicly-traded companies, a guideline transaction analysis which utilizes select actual comparable industry transactions and a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy. We equally weighted the valuation of our reporting units based on the three methods. We believe that this weighting is appropriate.

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

During the third quarter of 2015, the Company finalized its second quarter impairment assessment and as a result recorded a total impairment charge of $251.9 million year to date, all of which related to our Infusion Services reporting unit. The Company evaluated goodwill for possible impairment during the quarter ending December 31, 2015 utilizing the Step 0 approach which was utilized in light of the recent detailed analysis performed in the second quarter and completed in the third quarter. In light of this assessment the Company determined that a two-steps approach analysis was not required and likewise no further impairment charge was needed.

The Company evaluated goodwill for possible impairment as of the year ending December 31, 2016 for the Infusion Services reporting unit utilizing the Step 1 approach, the results of which did not indicate impairment. The Company has concluded that the goodwill assigned to the Infusion Services business was not impaired, rendering further analysis unnecessary.

Intangible assets consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite Lived Assets
Infusion customer relationships	$25,650	$(23,768)	$1,882	$25,650	$(20,789)	$4,861
Managed care contracts	24,700	(1,898)	22,802	—	—	—
Licenses	5,400	(906)	4,494	—	—	—
Trade name	1,800	(281)	1,519	—	—	—
Non-compete agreements	1,700	(1,354)	346	1,500	(1,233)	267
	$59,250	$(28,207)	$31,043	$27,150	$(22,022)	$5,128

Finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

	Estimated Useful Life
Infusion customer relationships	5	months		-	4	years
Managed care contracts					4	years
Licenses					2	years
Trade name					2	years
Non-compete agreements		1	year	-	5	years

Total amortization expense of intangible assets was $6.2 million, $5.1 million, and $6.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense is expected to be the following (in thousands):

Year ending December 31,	Estimated Amortization
2017	$11,925
2018	8,821
2019	6,121
2020	4,176
2021	—
Thereafter	—
Total estimated amortization expense	$31,043

NOTE 8 – RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSE, NET

Restructuring, acquisition, integration and other expenses include non-operating costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Restructuring, acquisition, integration, and other expenses, net in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014 consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Restructuring expense	$10,334	$22,635	$19,646
Acquisition and integration expenses	10,122	1,740	17,924
Change in fair value of contingent consideration	(4,597)	30	(7,364)
Total restructuring, acquisition, integration, and other expenses, net	15,859	24,405	30,206

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

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Computer and office equipment	$29,556	$22,561
Software capitalized for internal use	16,481	15,600
Vehicles	2,552	1,938
Medical equipment	31,509	28,423
Work in progress	5,746	6,624
Furniture and fixtures	5,318	4,543
Leasehold improvements	16,464	14,285
Property and equipment, gross	107,626	93,974
Less: Accumulated depreciation	(75,091)	(62,035)
Property and equipment, net	$32,535	$31,939

Work in progress at December 31, 2016 and 2015 includes $5.8 million and $1.8 million, respectively, of internally developed software costs to be capitalized upon completion.

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2016, 2015 and 2014 was $15.4 million, $17.6 million, and $16.4 million, respectively. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 includes $2.2 million, $2.5 million, and $2.4 million, respectively, related to costs related to software capitalized for internal use.

Impairment

The Company, which assesses the impairment of its assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, has determined that no such events or changes have occurred and therefore, no impairment charge in relation to property, plant and equipment was incurred during the year ended December 31, 2016.

NOTE 10 – DEBT

As of December 31, 2016 and 2015, the Company’s debt consisted of the following (in thousands):

	December 31,
	2016	2015
Revolving Credit Facility	$55,300	$15,000
Term Loan Facilities	210,207	222,757
2021 Notes, net of unamortized discount	196,670	196,038
Capital leases	2,209	189
Less: Deferred financing costs	(12,452)	(15,863)
Total Debt	451,934	418,121
Less: Current portion	(18,521)	(24,380)
Long-term debt, net of current portion	$433,413	$393,741

Senior Credit Facilities

On July 31, 2013, the Company entered into (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank (“Sun Trust”), Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc.
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

On January 6, 2017, the Company entered into a sixth amendment (the “Sixth Amendment”) to its credit agreement dated as of July 31, 2013, with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., as amended on December 23, 2013, January 31, 2014, March 1, 2015, August 6, 2015 and October 9, 2015. Also, on January 6, 2017, the Company entered into a new credit agreement (the “Priming Credit Agreement”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit Agreement provides an aggregate borrowing commitment of $25,000,000, which was fully drawn at closing. (See Note 17 - Subsequent Events).

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

As of December 31, 2016, the interest rate related to the Revolving Credit Facility is approximately 8.00% and the interest rate related to the Term Loan Facilities is approximately 6.50%. The interest rates may vary in the future depending on the Company’s consolidated net leverage ratio.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $166.3 million is due and payable (see Note 17).

At December 31, 2016, the Company had an outstanding amount of $55.3 million drawn, with no additional borrowing capacity, under its Revolving Credit Facility after considering outstanding letters of credit totaling $4.6 million.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of December 31, 2016, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ:

Financial Instrument	Carrying Value as of December 31, 2016	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$210,207	$—	$195,493	$—
2021 Notes	196,670	—	147,502	—
Total	$406,877	$—	$342,995	$—

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

Future Maturities

The estimated future maturities of the Company’s long-term debt, inclusive of $12.5 million in deferred financing costs and $3.3 million of unamortized discount on the 2021 notes, as of December 31, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$22,315
2018	59,599
2019	13,053
2020	172,749
2021	200,000
Thereafter	—
Total future maturities	$467,716

Interest Expense

The weighted average interest rate on the Company’s short-term borrowings under its Revolving Credit Facility during the years ended December 31, 2016 and 2015 was 10.3% and 11.7%, respectively.

Liquidity

As of the filing of this Annual Report, we expect that our cash on hand, proceeds from the priming credit agreement, proceeds from the private placement, and cash from operations will be sufficient to fund our anticipated working capital, scheduled principal and interest repayments and other cash needs for at least the next 12 months.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings
Breach of Contract Litigation in the Delaware Court of Chancery

On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries. The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the case. Walgreens filed an answering brief on January 11, 2016 and the Defendants filed a reply on January 25, 2016. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the 2012 Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. On December 8, 2016, the parties submitted the dispute to an arbitrator. On December 28, 2016, the arbitrator rendered its decision, finding that the Company had not violated the non-compete, except for certain limited sales of oral oncology, HIV and transplant pharmaceuticals, constituting approximately 3 percent of the total sales that Walgreens claimed were made in violation of the agreement. The arbitrator also concluded that Walgreens was not entitled to recover its lost profits or lost revenues as a result of any such sales. Despite that ruling, the arbitrator awarded Walgreens $5.8 million in damages, or approximately 20 percent of the total amount requested. The Company believes that arbitrator’s damages award ignored applicable law, contradicted the arbitrator’s liability findings and exceeded the scope of the arbitrator’s authority in light of both parties’ arbitration submissions. Accordingly, on January 13, 2017, the Company filed a motion to vacate the arbitration award. On February 10, 2017, Walgreens opposed the Company’s motion and filed a motion to confirm the arbitration award. The Company intends to continue to vigorously defend itself. Due to the inherent uncertainty in litigation, however, the Company can provide no assurance that its challenge to the award will be successful.

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

Derivative Lawsuit in the Delaware Court of Chancery

On May 7, 2015, a derivative complaint was filed in the Delaware Court of Chancery (the “Derivative Complaint”) by the Park Employees’ & Retirement Board Employees’ Annuity & Benefit Fund of Chicago (the “Derivative Plaintiff”). The Derivative Complaint names as defendants certain current and former directors of the Company, consisting of Richard M. Smith, Myron Holubiak, Charlotte Collins, Samuel Frieder, David Hubers, Richard Robbins, Stuart Samuels and Gordon Woodward (collectively, the “Director Defendants”), certain current and former officers of the Company, consisting of Kimberlee Seah, Hai Tran and Patricia Bogusz (collectively the “Officer Defendants”), Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., and Jefferies LLC. The Company is also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint was filed in the Delaware Court of Chancery as Park Employees and Retirement Board Employees’ Annuity and Benefit Fund of Chicago v. Richard M. Smith, Myron Z. Holubiak, Charlotte W. Collins, Samuel P. Frieder, David R. Huber, Richard L. Robbins, Stuart A. Samuels, Gordon H. Woodward, Kimberlee C. Seah, Hai V.Tran, Patricia Bogusz, Kohlberg & Co., L.L.C., Kohlberg Management V, L.L.C., Kohlberg Investors V, L.P., Kohlberg Partners V, L.P., Kohlberg TE Investors V, L.P., KOCO Investors V, L.P., Jefferies LLC and BioScrip, Inc., C.A. No. 11000-VCG (Del. Ch. Ct., May 7, 2015).

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Derivative Plaintiff’s claims could not proceed as pled but granted the Derivative Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Derivative Plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint and the Court heard oral argument on January 19, 2017.

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
On December 19, 2013, the SDNY entered an order consolidating the two class action lawsuits as In re BioScrip, Inc., Securities Litigation, No. 13-cv-6922 (AJN) and appointing an interim lead plaintiff. The Company denies any allegations of wrongdoing in the consolidated class action lawsuit. The lead plaintiff filed a consolidated complaint on February 19, 2014 against the Company, certain of its directors and officers, certain underwriters in the Company’s April 2013 underwritten public offering of its common stock, and a certain stockholder of the Company. The consolidated complaint is brought on behalf of a putative class of purchasers of the Company’s securities between November 9, 2012 and November 6, 2013, inclusive, and persons and entities who purchased the Company’s securities pursuant or traceable to two underwritten public offerings of the Company’s common stock conducted in April 2013, and August 2013. The consolidated complaint alleges generally that the defendants made material misstatements and/or failed to disclose matters related to the Legacy Division’s distribution of Novartis Pharmaceutical Corporation’s product

Exjade® (the “Medication”) as well as the Company’s PBM Services segment. The consolidated complaint asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. All defendants in the case moved to dismiss the consolidated complaint on April 28, 2014. On March 31, 2015, the SDNY granted in part and denied in part the defendants’ motions to dismiss. On April 14, 2015, a motion to reconsider a portion of the denial of the motions to dismiss was filed on behalf of all the remaining defendants. Plaintiffs filed their opposition to that motion on April 28, 2015. On June 5, 2015, the SDNY denied the defendants’ motion to reconsider.
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

As of December 31, 2016, future minimum lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases	Total
2017	$8,125	$766	$8,891
2018	5,813	749	6,562
2019	3,371	503	3,874
2020	1,914	387	2,301
2021	593	—	593
2022 and Thereafter	577	—	577
Total Future Minimum Lease Payments	$20,393	$2,405	$22,798

Rent expense for leased facilities and equipment was approximately $7.3 million, $7.2 million and $7.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Purchase Commitments

As of December 31, 2016, the Company had commitments to purchase prescription drugs from drug manufacturers of approximately $38 million in 2017.  These purchase commitments are made at levels expected to be used in the normal course of business.

NOTE 12 – CONCENTRATION OF RISK

Customer and Credit Concentration Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 24%, 26% and 22% of revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Medicare accounted for 8%, 7% and 11% of revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

Therapy Revenue Concentration Risk

The Company sells products related to the Immune Globulin (IG) therapy, which represented 19%, 17%, and 17% of revenue during the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 13 – INCOME TAXES

The Company’s federal and state income tax provision (benefit) from continuing operations is summarized in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$(886)
State	(30)	(76)	(41)
Total current	(30)	(76)	(927)
Deferred
Federal	1,744	(18,293)	9,951
State	301	(3,163)	2,169
Total deferred	2,045	(21,456)	12,120
Total tax provision (benefit)	$2,015	$(21,532)	$11,193

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserves not currently deductible	$19,249	$27,467
Net operating loss carryforwards	121,084	91,350
Goodwill and intangibles (tax deductible)	27,549	34,983
Accrued expenses	467	654
Property basis differences	2,578	1,021
Stock based compensation	6,887	8,245
Other	638	715
Total deferred tax assets	178,452	164,435
Deferred tax liabilities:
Indefinite-lived goodwill and intangibles	(2,281)	(236)
Less: valuation allowance	(178,452)	(164,435)
Net deferred tax liability	(2,281)	(236)
Deferred taxes	$(2,281)	$(236)

The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $178.5 million and $164.4 million, was required as of December 31, 2016 and 2015, respectively. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2016, the Company had federal net operating loss (“NOL”) carryforwards of approximately $320.6 million, of which $15.6 million is subject to an annual limitation, which will begin expiring in 2026 and later. Of the Company’s $320.6 million federal NOLs, $18.2 million will be recorded in additional paid-in capital when realized as these NOLs are related to the exercise of non-qualified stock options and restricted stock grants. The Company has post-apportioned state NOL carryforwards of approximately $366.2 million, the majority of which will begin expiring in 2017 and later.

The Company’s reconciliation of the statutory rate to the effective income tax rate from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax (benefit) at statutory rate	$(11,275)	$(113,736)	$(48,554)
State tax (benefit), net of federal taxes	(1,322)	(8,356)	(3,959)
Valuation allowance changes affecting income tax expense	14,017	57,023	63,641
Change in tax contingencies	(66)	(37)	(109)
Goodwill impairment	—	43,362	—
Other	661	212	174
Tax provision (benefit)	$2,015	$(21,532)	$11,193

As of December 31, 2016, the Company had $1.0 million of gross unrecognized tax benefits, of which $0.1 million, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits balance at January 1,	$1,067	$1,096	$1,172
Lapse of statute of limitations	(46)	(29)	(76)
Unrecognized tax benefits balance at December 31,	$1,021	$1,067	$1,096

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the Consolidated Statements of Operations. As of December 31, 2016 the Company had a nominal amount of accrued interest related to uncertain tax positions. As of December 31, 2015, the Company had approximately $0.1 million of accrued interest related to uncertain tax positions.

The Company files income tax returns, including returns for its subsidiaries, with federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of December 31, 2016, U.S. tax returns for the years 2012 through 2015 remain subject to examination by federal tax authorities. Tax returns for the years 2011 through 2015 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

NOTE 14 – STOCK-BASED COMPENSATION

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock grants, restricted stock units, performance shares and performance units to key employees and directors. While SARS are authorized under the 2008 Plan, they may also be issued outside of the plan. The 2008 Plan is administered by the Company's Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors.

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

On November 30, 2016, the Company’s stockholders approved an amendment to the 2008 Plan to increase the number of authorized shares of common stock available for issuance by 5,250,000 shares (the “2016 Additional Shares”) to 14,605,000 shares. As of December 31, 2016, there were 6,775,475 shares that remained available for grant under the 2008 Plan.

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

As of December 31, 2016, there were 319,070 shares that remained available for grant under the ESPP. During the year ended December 31, 2016, the ESPP’s third-party service provider purchased 245,371 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP, and the Company recorded $0.1 million of expense related to the ESPP.

BioScrip/CHS Equity Plan

In connection with the May 8, 2014 amendment to the 2008 Plan noted above, the Company determined to cease issuance of awards under the BioScrip/CHS 2006 Equity Incentive Plan. As of December 31, 2016, no shares remained available under the BioScrip/CHS Plan.

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

Option expense is amortized on a straight-line basis over the requisite service period. The Company recognized compensation expense related to stock options of $3.4 million, $4.8 million, and $6.9 million, in the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2016, 2015 and 2014 was $0.72, $2.25, and $4.32, respectively. The fair value of stock options granted was estimated on the date of grant using a binomial model for grants issued through June 30, 2015 and a Black-Scholes option-pricing model for grants issued beginning July 1, 2015. The assumptions used to compute the fair value of options for the years ending December 31, 2016, 2015 and 2014 were:

	2016	2015	2014
Expected volatility	68.1%	62.3%	61.0%
Risk-free interest rate	1.98%	2.20%	2.50%
Expected life of options	4.8 years	8.9 years	5.7 years
Dividend rate	—	—	—

A summary of stock option activity for the Equity Compensation Plans through December 31, 2016 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2015	6,635,597	$6.46	$1.6	5.8 years
Granted	562,810	$1.26	$—
Exercised	—	$—	$—
Forfeited and expired	(1,933,037)	$6.79	$—
Balance at December 31, 2016	5,265,370	$5.78	$—	4.4 years
Outstanding options less expected forfeitures at December 31, 2016	5,132,477	$5.85	$—	4.3 years
Exercisable at December 31, 2016	4,035,588	$6.68	$—	3.3 years

Cash received from option exercises under share-based payment arrangements was nominal for the years ended December 31, 2016 and 2015, and $1.5 million for the year ended December 31, 2014.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2016 expire on various dates ranging from January 2017 through March 2026. The following table outlines our outstanding and exercisable stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $2.06	552,810	$1.19	6.0 years	110,000	$1.53
$2.06 - $4.13	1,350,984	$2.67	5.8 years	801,680	$2.73
$4.13 - $6.19	572,000	$4.84	4.7 years	464,334	$4.75
$6.19 - $8.25	1,898,576	$7.06	3.4 years	1,768,574	$7.01
$8.25 - $10.32	252,500	$9.09	1.0 year	252,500	$9.09
$10.32 - $12.38	305,000	$11.04	5.0 years	305,000	$11.04
$12.38 - $14.41	325,500	$12.92	2.9 years	325,500	$12.92
$16.50 - $18.57	8,000	$16.63	6.6 years	8,000	$16.63
All options	5,265,370	$5.78	4.4 years	4,035,588	$6.68

As of December 31, 2016 there was $1.4 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 2.0 years.

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

The Company recognized compensation expense related to restricted stock awards of $0.5 million, $0.4 million, and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Since the Company records compensation expense for restricted stock awards based on the vesting requirements, which generally includes time elapsed, market conditions and/or performance conditions, the weighted average period over which the expense is recognized varies. Also, future equity-based compensation expense may be greater if additional restricted stock awards are made.

A summary of restricted stock award activity through December 31, 2016 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period
Balance at December 31, 2015	49,998	$11.89	2.2 years
Granted	575,858	$1.63
Awards Vested	(78,500)	$2.59
Canceled	—	$—
Balance at December 31, 2016	547,356	$2.43	2.2 years

As of December 31, 2016, there was $0.5 million in unrecognized compensation expense related to unvested restricted stock awards. The total grant date fair value of awards vested during the years ended December 31, 2016, 2015 and 2014 was $0.9 million, $0.2 million, and $3.5 million, respectively. The total fair value of restricted stock awards vested during the years December 31, 2016, 2015 and 2014 was $0.2 million, $0.5 million, and $2.0 million, respectively.

Performance Units

Under the 2008 Plan, the Compensation Committee may grant performance units to key employees. The Compensation Committee will establish the terms and conditions of any performance units granted, including the performance goals, the performance period and the value for each performance unit. If the performance goals are satisfied, the Company would pay the key employee an amount in cash equal to the value of each performance unit at the time of payment. In no event may a key employee receive an amount in excess of $1.0 million with respect to performance units for any given year. As of December 31, 2016, 377,358 performance units have been granted under the 2008 Plan.

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

A summary of SAR activity through December 31, 2016 was as follows:

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Recognition Period
Balance at December 31, 2015	300,000	$6.48	0.0 years
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Balance at December 31, 2016	300,000	$6.48	0.0 years

The SARs are recorded as a liability in other non-current liabilities in the accompanying Consolidated Balance Sheets. Compensation benefit related to the SARs for the year ended December 31, 2016, 2015 and 2014 was $0.1 million, $0.9 million and negligible. As of December 31, 2016 all outstanding SARs were fully vested. In addition, because they are settled with cash, the fair value of the SAR awards is revalued on a quarterly basis. During the years ended December 31, 2016, 2015 and 2014, the Company did not pay cash related to the exercise of SAR awards.

NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 100% of their salary, subject to Internal Revenue Service limits, and the Company may make a discretionary matching contribution. The Company recorded matching contributions within general and administrative expenses in the Consolidated Statements of Operations of $1.3 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively. The Company elected to forgo a matching contribution during the year ended December 31, 2016.

NOTE 16 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of unaudited quarterly financial information for the years ended December 31, 2016 and 2015 is as follows (in thousands except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2016
Revenue	$238,462	$232,462	$224,542	$240,123
Gross profit	64,232	64,164	62,585	74,650
Loss from continuing operations, before income taxes	(9,747)	(8,160)	(10,669)	(3,776)
Net income (loss) from discontinued operations, net of income taxes	233	75	(174)	(7,273)
Net loss	$(9,537)	$(8,234)	$(11,264)	$(12,471)

Loss per share from continuing operations, basic and diluted	$(0.17)	$(0.14)	$(0.12)	$(0.06)
Loss per share from discontinued operations, basic and diluted	—	—	—	(0.06)
Loss per share, basic and diluted	$(0.17)	$(0.14)	$(0.12)	$(0.12)

Year ended December 31, 2015
Revenue	$244,357	$246,897	$247,224	$243,745
Gross profit	64,955	64,818	65,233	65,909
Loss from continuing operations, before income taxes	(15,367)	(264,822)	(28,791)	(15,980)
Net income (loss) from discontinued operations, net of income taxes	(2,379)	94	7,457	(1,451)
Net loss	$(19,674)	$(244,807)	$(16,783)	$(18,443)

Loss per share from continuing operations, basic and diluted	$(0.28)	$(3.62)	$(0.38)	$(0.27)
Income (loss) per share from discontinued operations, basic and diluted	(0.03)	—	0.11	(0.02)
Loss per share, basic and diluted	$(0.31)	$(3.62)	$(0.27)	$(0.29)

With the sale of the PBM Business on August 27, 2015 (see Note 6 - Discontinued Operations), the preceding prior period financial information includes reclassifications to prior period financial statements to include the PBM Business as discontinued operations.

NOTE 17 – SUBSEQUENT EVENTS

On January 6, 2017, the Company entered into a sixth amendment (the “Sixth Amendment”) to its credit agreement dated as of July 31, 2013, with SunTrust Bank (“SunTrust”), Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., as amended on December 23, 2013, January 31, 2014, March 1, 2015, August 6, 2015 and October 9, 2015 (the “Senior Credit Facilities”). The Sixth Amendment amended the Senior Credit Facilities to, among other things, (a) permanently reduce the revolving commitments in accordance with a schedule set forth therein and prohibit further revolving borrowings, (b) require the cash collateralization of letters of credit issued thereunder, (c) increase the interest rate for loans outstanding under the Senior Credit Facilities and require a portion of accrued interest at the increased rate to be paid-in-kind, (d) permit the Company and its subsidiaries to enter into the Priming Credit Agreement (as defined below), which provides the Company with an aggregate borrowing commitment of $25,000,000, to be fully drawn at closing, and permit the Company to incur the obligations thereunder and to subordinate the liens securing the Senior Credit Facilities to the liens securing the obligations under the Priming Credit Agreement, and (e) amend certain covenants, including by (i) increasing the consolidated senior secured net leverage ratio covenant, (ii) adding a minimum EBITDA covenant, to be tested quarterly, and (iii) otherwise restricting the ability of the Company and its subsidiaries to incur certain additional indebtedness and make additional significant investments or acquisitions.

On January 6, 2017, the Company entered into a new credit agreement (the “Priming Credit Agreement”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit

Agreement provides an aggregate borrowing commitment of $25,000,000, which will be fully drawn at closing. The Company intends to use the proceeds of the borrowing under the Priming Credit Agreement (i) to permanently prepay a portion of the outstanding revolving loan balance under the Senior Credit Facilities, (ii) to cash collateralize letters of credit issued under the Senior Credit Facilities, (iii) to pay fees and expenses in connection with the execution and delivery of the Priming Credit Agreement and the Sixth Amendment, and (iv) for working capital and other general corporate purposes.

The Company will pay interest on the outstanding loans under the Priming Credit Agreement at a rate of 10% per annum, and accrued interest will be payable in cash monthly in arrears on the last day of each fiscal month. The obligations under the Priming Credit Agreement are not subject to scheduled amortization installments, and all outstanding obligations will mature and be due and payable in full in cash on July 31, 2018. The occurrence of certain events of default may increase the applicable rate of interest by 2% and could result in the acceleration of the Company’s obligations under the Priming Credit Agreement prior to stated maturity.

The Priming Credit Agreement contains mandatory prepayments, representations and warranties, affirmative and negative covenants, financial covenants and events of default that are substantially identical to the corresponding provisions of the Senior Credit Facilities. In addition, the obligations under the Priming Credit Agreement are guaranteed by joint and several guarantees from the Company’s subsidiaries and secured by a security interest on substantially all of the assets of the Company and its subsidiaries.

The payment obligations under the Priming Credit Agreement rank pari passu in right of payment with the payment obligations under the Senior Credit Facilities. Upon the occurrence of certain mandatory prepayment events, the Company is required to apply the net proceeds thereof, first, to the permanent prepayment of outstanding revolving loans under the Senior Credit Facilities until paid in full, next, to the permanent prepayment of outstanding term loans under the Senior Credit Facilities until paid in full, and, last, to the permanent prepayment of outstanding loans under the Priming Credit Agreement.

On March 1, 2017, the Company entered into a Stock Purchase Agreement with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “Stockholders”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the Purchasers based on the volume-weighted average price of the Company's common stock on the NASDAQ Global Market on March 1, 2017.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Purchasers. Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) within ten (10) days of the date it files its annual report on Form 10-K for the fiscal year ended December 31, 2016, for purposes of registering the resale of the Shares and any shares of common stock issued as a dividend or other distribution with respect to the Shares. The Company also agreed, among other things, to indemnify the selling holders under the registration statement from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and legal fees) incident to the Company’s obligations under the Registration Rights Agreement.

Proceeds from the Private Placement will be used for working capital and general corporate purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) were effective as of December 31, 2016.

(b) Management Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal control over financial reporting of HS Infusion Holdings, Inc., which was acquired on September 9, 2016. HS Infusion Holdings, Inc. represents approximately $117.3 million of total assets (which includes goodwill and other intangible assets of $57.2 million and $29.0 million, respectively, within the scope of the assessment), and $26.8 million of revenue, respectively, included in the consolidated financial statements of BioScrip, Inc. and subsidiaries as of and for the year ended December 31, 2016. Based on management’s testing and evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that our internal control over financial reporting exclusive of Home Solutions, Inc., was designed and operated effectively as of December 31, 2016.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting, exclusive of the operations of Home Solutions, Inc., as of December 31, 2016, and has issued their report which is included in Item 8 of this Annual Report.

(c) Inherent Limitations on Control Systems

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

(d) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioScrip, Inc.:
We have audited BioScrip, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioScrip, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioScrip, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
BioScrip Inc. acquired HS Home Infusion Holdings Inc. on September 9, 2016, and management excluded from its assessment of the effectiveness of BioScrip, Inc.’s internal control over financial reporting as of December 31, 2016, the internal control over financial reporting related to the acquired business of HS Infusion Holdings Inc. associated with total assets of $117.3 million (which includes goodwill and other intangible assets of $57.2 million and $29.0 million, respectively, within the scope of the assessment) and revenue of $26.8 million, respectively, included in the consolidated financial statements of BioScrip, Inc. and subsidiaries as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of BioScrip, Inc. also excluded an evaluation of the internal control over financial reporting of HS Infusion Holdings Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioScrip, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and related financial statement schedule, and our report dated March 7, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Denver, Colorado
March 7, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at http://www.bioscrip.com/corporate-governance. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

The other information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our definitive proxy statement to be filed with the SEC on or before April 30, 2017 in connection with our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a). The following financial statements appear in Item 8 of this Form 10-K:

All other schedules not listed above have been omitted since they are not applicable or are not required.

3. and (b) Exhibits
See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2016.

BIOSCRIP, INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Daniel E. Greenleaf Daniel E. Greenleaf	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2016

/s/ Jeffrey M. Kreger Jeffrey M. Kreger	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2016

/s/ C. Britt Jeffcoat C. Britt Jeffcoat	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2016

/s/ R. Carter Pate R. Carter Pate	Non-Executive Chairman of the Board	March 7, 2016

/s/ David Golding David Golding	Director	March 7, 2016

/s/ Michael Goldstein Michael Goldstein	Director	March 7, 2016

/s/ Tricia Huong Thi Nguyen Tricia Huong Thi Nguyen	Director	March 7, 2016

/s/ Christopher Shackelton Christopher Shackelton	Director	March 7, 2016

/s/ Michael G. Bronfein Michael G. Bronfein	Director	March 7, 2016

/s/ Steven Neumann Steven Neumann	Director	March 7, 2016

Bioscrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$17,735	$(30,877)	$79,547	$66,405
Year ended December 31, 2015
Allowance for doubtful accounts	$66,405	$(47,758)	$41,042	$59,689
Year ended December 31, 2016
Allowance for doubtful accounts	$59,689	$(41,758)	$26,799	$44,730

(Exhibits being filed with this Annual Report on Form 10-K)
Index to Exhibits

Exhibit Number	Description	Location
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
		(1)
2.2	Stock Purchase Agreement, dated as of December 12, 2012, by and among HomeChoice Partners, Inc., DaVita HealthCare Partners Inc., Mary Ann Cope, R.Ph., Kathy F. Puglise, RN, CRNI, Joseph W. Boyd, R.Ph., Barbara J. Exum, PharmD and the Company. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(2)
2.3	Asset Purchase Agreement, dated as of June 16, 2013, among the Company, CarePoint Partners Holdings LLC (“CarePoint”), the direct and indirect subsidiaries of CarePoint, and the members of CarePoint. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(3)
2.4	Stock Purchase Agreement, dated as of February 1, 2014, by and among Elk Valley Professional Affiliates, Inc., South Mississippi Home Health, Inc., Deaconess Homecare, LLC, and the Buyers identified on the signature pages thereto, the Company and LHC Group, Inc. (the “Stock Purchase Agreement”). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(4)
2.5	Amendment, dated as of March 31, 2014, to the Stock Purchase Agreement. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and exhibits to this agreement are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.	(5)
2.6	Asset Purchase Agreement, dated August 9, 2015, by and among the Company, BioScrip PBM Services, LLC and ProCare Pharmacy Benefit Manager Inc.	(6)
2.7	Asset Purchase Agreement, dated June 11, 2016, by and among HS Infusion Holdings, Inc., the direct and indirect subsidiaries of HS Infusion Holdings, Inc. set forth on the signature pages, the Company and HomeChoice Partners, Inc. (the “Home Solutions Agreement”).	(7)
2.8	First Amendment, dated June 16, 2016, to the Home Solutions Agreement.	(8)
2.9	Second Amendment, dated September 2, 2016, to the Home Solutions Agreement.	(9)
2.10	Third Amendment, dated September 9, 2016, to the Home Solutions Agreement.	(10)
3.1	Second Amended and Restated Certificate of Incorporation.	(11)
3.2	Amendment to the Second Amended and Restated Certificate of Incorporation.	(12)
3.3	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of Bioscrip, Inc. dated November 30, 2016.	(13)
3.4	Certificate of Designations for Series A Convertible Preferred Stock.	(14)
3.5	Amended and Restated By-Laws.	(15)
3.6	Certificate of Designations for Series B Convertible Preferred Stock.	(16)
3.7	Certificate of Designations for Series C Convertible Preferred Stock.	(17)
3.8	Certificate of Designations, Preferences, and Rights for Series D Junior Participating Preferred Stock.	(18)
4.1	Specimen Common Stock Certificate.	(19)

4.2	Warrant Agreement, dated as of March 25, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(20)
4.3	Form of Cash-Only Stock Appreciation Right Agreement.	(21)
4.4	Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	(22)
4.5	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.4)
4.6	Registration Rights Agreement, dated as of March 9, 2015, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”).	(24)
4.7	Amendment No. 1 to the Registration Rights Agreement dated June 10, 2016, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC Series A.	(25)
4.8	Amendment No. 2 to the Registration Rights Agreement dated June 14, 2016, by and among the Company and the PIPE Investors.	(26)
4.9	Form of Subscription Rights Certificate.	(27)
4.10	Form of Certificate Representing Series A Convertible Preferred Stock.	(28)
4.11	Common Stock Warrant Agreement, dated July 28, 2015, by and between the Company and the American Stock Transfer & Trust Company, LLC.	(29)
4.12	Tax Asset Protection Plan dated as of August 11, 2016, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate.	(30)
4.13	Form of Certificate Representing Series C Convertible Preferred Stock.	(31)
10.1†	MIM Corporation Amended and Restated 2001 Incentive Stock Plan.	(32)
10.2†	Amendment to BioScrip, Inc. 2001 Incentive Stock Plan.	(33)
10.3†	Amended and Restated BioScrip, Inc. 2008 Equity Incentive Plan.	(34)
10.4†	Amendment to BioScrip, Inc. Amended and Restated 2008 Equity Incentive Plan, dated June 1, 2016.	(35)
10.5†	Second Amendment to Bioscrip, Inc. 2008 Equity Incentive Plan dated November 28, 2016.	(36)
10.6†	BIOSCRIP/CHS 2006 Equity Incentive Plan, as Amended and Restated.	(37)
10.7†	Amendment One to the Stock Grant Certificate under the BioScrip/CHS 2006 Equity Incentive Plan from the Company to Brian Stiver, dated September 8, 2016.	(38)
10.8†	Employee Stock Purchase Plan.	(39)
10.9†	First Amendment to Employee Stock Purchase Plan.	(40)
10.10†	Form of Restricted Stock Grant Certificate.	(41)
10.11†	Form of Non-Qualified Stock Option Agreement 2008 Equity Incentive Plan.	(42)
10.12†	Form of Amendment One to Non-Qualified Stock Option Agreement 2008 Equity Incentive Plan (entered with Messrs. Kreger, Evans and Stiver).	(43)
10.13†	Form of Market-Based Cash Award Agreement.	(44)
10.14†	Employment Offer Letter, dated January 30, 2009, by and between the Company and David Evans.	(45)
10.15†	Amended and Restated Employment Agreement, dated as of November 25, 2013, by and between the Company and Richard M. Smith.	(46)
10.16†	First Amendment to Amended and Restated Employment Agreement, dated September 9, 2016, between Richard M. Smith and the Company.	(47)
10.17†	Employment Offer Letter, dated March 10, 2009, by and between the Company and Brian Stiver.	(48)
10.18†	Employment Offer Letter, dated July 30, 2012, by and between the Company and Brian Stiver.	(49)
10.19†	Amendment, dated April 2, 2015, to the Employment Offer Letter by and between the Company and Brian Stiver.	(50)
10.20†	Employment Offer Letter, dated December 1, 2013, by and between the Company and Karen Cain.	(51)

10.21†	Employment Offer Letter, dated as of April 26, 2015, by and between the Company and Jeffrey M. Kreger.	(52)
10.22	Form of Indemnification Agreement.	(53)
10.23	Credit Agreement, dated July 31, 2013, by and among the Company, the several banks and other financial institutions and lenders from time to time party thereto, and SunTrust Bank, in its capacity as administrative agent (the “Administrative Agent”).	(54)
10.24	First Amendment to Credit Agreement, dated as of December 23, 2013, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(55)
10.25	Second Amendment to Credit Agreement, dated as of January 31, 2014, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(56)
10.26	Third Amendment to Credit Agreement, dated as of March 1, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(57)
10.27	Fourth Amendment to Credit Agreement, dated as of August 6, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(58)
10.28	Fifth Amendment to Credit Agreement, dated as of October 9, 2015, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(59)
10.29	Sixth Amendment to Credit Agreement, dated as of January 6, 2017, by and among the Company, each of the Subsidiaries of the Company identified on the signature pages thereto, the Lenders party thereto, and the Administrative Agent.	(60)
10.30	Priming Credit Agreement dated as of January 6, 2017 among the Company as borrower, the Lenders from time to time party thereto, and SunTrust Bank, as Administrative Agent.	(61)
10.31	Guaranty and Security Agreement, dated July 31, 2013, made by the Company and the Guarantors identified on the signature pages thereto, in favor of the Administrative Agent.	(62)
10.32#	Prime Vendor Agreement dated as of July 1, 2009, between AmerisourceBergen Drug Corporation, the Company and the other parties thereto (the “Prime Vendor Agreement”).	(63)
10.33	First Amendment, dated as of March 25, 2010, to the Prime Vendor Agreement.	(64)
10.34#	Second Amendment, dated as of June 1, 2010 to the Prime Vendor Agreement.	(65)
10.35#	Third Amendment, dated as of August 1, 2010, to the Prime Vendor Agreement.	(66)
10.36#	Fourth Amendment, dated as of May 1, 2011, to the Prime Vendor Agreement.	(67)
10.37#	Fifth Amendment, dated as of January 1, 2012, to the Prime Vendor Agreement.	(68)
10.38	Stockholders’ Agreement, dated as of January 24, 2010, by and among the Company, the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C. (the “Stockholders’ Agreement”).	(69)
10.39	Amendment No. 1 to the Stockholders’ Agreement, dated as of March 8, 2013, by and between the Company and Kohlberg Investors.	(70)
10.40	Amendment No. 2 to the Stockholders’ Agreement, dated as of March 14, 2013, by and between the Company and Kohlberg Investors.	(71)
10.41	Amendment No. 3 & Waiver to the Stockholders’ Agreement, dated as of August 13, 2013, by and between the Company and Kohlberg Investors.	(72)
10.42	Amendment No. 4 & Waiver to the Stockholders’ Agreement, dated as of March 26, 2014, by and between the Company and Kohlberg Investors.	(73)
10.43	Indemnification Agreement, dated as of April 3, 2013, by and among the Company and the Kohlberg Entities, Robert Cucuel, Mary Jane Graves, Nitin Patel, Joey Ryan, Colleen Lederer, the Blackstone Entities and S.A.C.	(74)
10.44	Stipulation and Order of Settlement and Dismissal, effective January 8, 2014, by and among the Company, the United States of America, acting through the U.S. Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and relator David Kester.	(75)
10.45	Investor Agreement, dated as of February 6, 2015, by and among the Company, Cloud Gate Capital LLC and DSC Advisors, LLC.	(76)

10.46	Securities Purchase Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors.	(77)
10.47	Warrant Agreement, dated as of March 9, 2015, by and among the Company and the PIPE Investors.	(78)
10.48	Addendum to the Warrant Agreement, dated as of March 23, 2015, by and among the Company and the PIPE Investors.	(79)
10.49	Exchange Agreement, dated as of June 10, 2016, entered into by and among the Company and each of the PIPE Investors signatory thereto.	(80)
10.50	Exchange Agreement, dated as of June 14, 2016, entered into by and among the Company and each of the PIPE Investors signatory thereto.	(81)
10.51	Memorandum of Understanding, dated as of April 30, 2015, by and among the Company and the parties to In re Bioscrip, Inc. Stockholder Litigation.	(82)
10.52	Employment Agreement, dated October 31, 2016, by and between the Company and Daniel E. Greenleaf.	(83)
21.1 *	List of Subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 4, 2013, SEC File Number 000-28740.
(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 18, 2013, SEC File Number 000-28740.
(4)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(5)	Incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on April 1, 2014, SEC File Number 000-28740.
(6)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 10, 2015, SEC File Number 000-28740.
(7)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on June 13, 2016, SEC File Number 000-28740.
(8)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on June 20, 2016, SEC File Number 000-28740.
(9)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 7, 2016, SEC File Number 001-11993.
(10)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 12, 2016, SEC File Number 001-11993.
(11)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 17, 2005, SEC File Number 000-28740.
(12)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 10, 2010, SEC File Number 000-28740.
(13)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 2, 2016, SEC File Number 001-11993.
(14)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(15)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2011, SEC File Number 000-28740.
(16)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 13, 2016, SEC File Number 000-28740.
(17)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2016, SEC File Number 000-28740.
(18)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 12, 2016, SEC File Number 000-28740.
(19)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 31, 2006, SEC File Number 000-28740.
(20)	Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(21)	Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on March 16, 2011, SEC File Number 000-28740.
(22)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.
(23)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 11, 2014, SEC File Number 000-28740.

(24)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(25)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 13, 2016, SEC File Number 000-28740.
(26)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 14, 2016, SEC File Number 000-28740.
(27)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on May 29, 2015, SEC File No. 333-202631.
(28)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 10, 2015, SEC File No. 333-202631.
(29)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 28, 2015, SEC File Number 000-28740.
(30)	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 12, 2016, SEC File Number 000-28740.
(31)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2016, SEC File Number 000-28740.
(32)	Incorporated by reference to the definitive proxy statement filed on April 30, 2003, SEC File Number 000-28740.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2011, SEC File Number 000-28740.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 14, 2014, SEC File Number 000-28740.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2016, SEC File Number 000-28740
(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2016, SEC File Number 001-11993.
(37)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(38)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 12, 2016, SEC File Number 001-11993.
(39)	Incorporated by reference to the definitive proxy statement filed on April 2, 2013, SEC File Number 000-28740.
(40)	Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 10, 2015, SEC File Number 000-28740.
(41)	Incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed on filed on May 16, 2008.
(42)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 2, 2015, SEC File Number 000-28740.
(43)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 12, 2016, SEC File Number 001-11993.
(44)	Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 10, 2015, SEC File Number 000-28740.
(45)	Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K/A filed on December 16, 2013, SEC File Number 000-28740.
(46)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 27, 2013, SEC File Number 000-28740.
(47)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 12, 2016, SEC File Number 001-11993.
(48)	Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K/A filed on June 6, 2014, SEC File Number 000-28740.
(49)	Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K/A filed on June 6, 2014, SEC File Number 000-28740.
(50)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on May 8, 2015, SEC File Number 000-28740.
(51)	Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed on March 2, 2015, SEC File Number 000-28740.
(52)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 28, 2015, SEC File Number 000-28740.
(53)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013, SEC File Number 000-28740.
(54)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(55)	Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(56)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 3, 2014, SEC File Number 000-28740.
(57)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 2, 2015, SEC File Number 000-28740.
(58)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2015, SEC File Number 000-28740.
(59)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 15, 2015, SEC File Number 000-28740.
(60)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 9, 2017, SEC File Number 001-11993.
(61)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 9, 2017, SEC File Number 001-11993.
(62)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on August 1, 2013, SEC File Number 000-28740.
(63)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q/A filed on December 2, 2009, SEC File Number 000-28740.
(64)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on March 31, 2010, SEC File Number 000-28740.
(65)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 3, 2010, SEC File Number 000-28740.
(66)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(67)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 2, 2011, SEC File Number 000-28740.
(68)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 26, 2012, SEC File Number 000-28740.
(69)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010, SEC File Number 000-28740.
(70)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(71)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2013, SEC File Number 000-28740.
(72)	Incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K filed on August 19, 2013, SEC File Number 000-28740.
(73)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2014, SEC File Number 000-28740.
(74)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 5, 2013, SEC File Number 000-28740.
(75)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 8, 2014, SEC File Number 000-28740.

(76)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 9, 2015, SEC File Number 000-28740.
(77)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(78)	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 10, 2015, SEC File Number 000-28740.
(79)	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on March 24, 2015, SEC File Number 000-28740.
(80)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 13, 2016, SEC File Number 000-28740.
(81)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 14, 2016, SEC File Number 000-28740.
(82)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 1, 2015, SEC File Number 000-28740.
(83)	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2016, SEC File Number 001-11993.

*	Filed herewith.
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