Form 10-Q
period 2017-03-31
BioScrip, Inc.
filed 2017-05-04
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
720-697-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On May 3, 2017, there were 120,982,543 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,969	$9,569
Restricted cash	5,132	—
Receivables, less allowance for doubtful accounts of $44,061 and $44,730 as of March 31, 2017 and December 31, 2016, respectively	109,477	111,811
Inventory	30,549	36,165
Prepaid expenses and other current assets	14,896	18,507
Total current assets	176,023	176,052
Property and equipment, net	30,416	32,535
Goodwill	365,947	365,947
Intangible assets, net	27,858	31,043
Other non-current assets	2,173	2,163
Total assets	$602,417	$607,740
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$22,426	$18,521
Accounts payable	47,446	59,134
Amounts due to plan sponsors	4,444	3,799
Accrued interest	5,549	6,705
Accrued expenses and other current liabilities	41,867	42,191
Total current liabilities	121,732	130,350
Long-term debt, net of current portion	450,072	433,413
Deferred taxes	2,900	2,281
Other non-current liabilities	1,180	1,257
Total liabilities	575,884	567,301
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 shares issued and outstanding as of March 31, 2017 and December 31, 2016; and, $2,677 and $2,603 liquidation preference as of March 31, 2017 and December 31, 2016, respectively	2,549	2,462
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of March 31, 2017 and December 31, 2016; and $77,632 and $75,491 liquidation preference as of March 31, 2017 and December 31, 2016, respectively	71,842	69,540
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 120,982,543 and 117,682,543 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	12	12
Additional paid-in capital	614,977	611,844
Accumulated deficit	(662,847)	(643,419)
Total stockholders’ deficit	(47,858)	(31,563)
Total liabilities and stockholders’ deficit	$602,417	$607,740

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net revenue	$217,810	$238,462
Cost of revenue (excluding depreciation expense)	152,226	174,230
Gross profit	65,584	64,232

Other operating expenses	44,358	39,658
Bad debt expense	7,164	7,592
General and administrative expenses	9,479	11,051
Restructuring, acquisition, integration, and other expenses, net	3,223	2,667
Depreciation and amortization expense	6,988	4,538
Interest expense	12,744	9,412
Gain on dispositions	—	(939)
Loss from continuing operations, before income taxes	(18,372)	(9,747)
Income tax expense	619	23
Loss from continuing operations, net of income taxes	(18,991)	(9,770)
(Loss) income from discontinued operations, net of income taxes	(437)	233
Net loss	$(19,428)	$(9,537)
Accrued dividends on preferred stock	(2,214)	(1,998)
Deemed dividends on preferred stock	(174)	(172)
Loss attributable to common stockholders	$(21,816)	$(11,707)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.18)	$(0.17)
Loss from discontinued operations, basic and diluted	—	—
Loss per common share, basic and diluted	$(0.18)	$(0.17)

Weighted average common shares outstanding, basic and diluted	118,783	68,771

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(19,428)	$(9,537)
Less: (Loss) income from discontinued operations, net of income taxes	(437)	233
Loss from continuing operations, net of income taxes	(18,991)	(9,770)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	6,988	4,538
Amortization of deferred financing costs and debt discount	1,318	1,003
Change in fair value of contingent consideration	—	51
Change in deferred income tax	619	174
Compensation under stock-based compensation plans	521	1,474
Gain on dispositions	—	(939)
Changes in assets and liabilities:
Receivables, net of bad debt expense	2,333	(4,417)
Inventory	5,616	13,867
Prepaid expenses and other assets	3,601	7,897
Accounts payable	(11,688)	(11,995)
Amounts due to plan sponsors	645	321
Accrued interest	(1,157)	(4,630)
Accrued expenses and other liabilities	(401)	(2,548)
Net cash used in operating activities from continuing operations	(10,596)	(4,974)
Net cash used in operating activities from discontinued operations	(437)	(5,989)
Net cash used in operating activities	(11,033)	(10,963)
Cash flows from investing activities:
Purchases of property and equipment	(1,684)	(2,429)
Proceeds from dispositions	—	1,105
Investment in restricted cash	(5,132)	—
Net cash used in investing activities	(6,816)	(1,324)
Cash flows from financing activities:
Proceeds from priming credit agreement, net	23,060	—
Net proceeds from private placement, net of issuance costs	5,052	—
Borrowings on revolving credit facility	563	21,000
Repayments on revolving credit facility	(1,000)	(13,000)
Principal payments of long-term debt	(3,137)	(3,137)
Repayments of capital leases	(238)	(51)
Other	(51)	(53)
Net cash provided by financing activities	24,249	4,759
Net change in cash and cash equivalents	6,400	(7,528)
Cash and cash equivalents - beginning of period	9,569	15,577
Cash and cash equivalents - end of period	$15,969	$8,049
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,548	$13,143
Cash paid during the period for income taxes	$125	$13

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION

These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2016 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”). These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2017 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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
Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of March 31, 2017, the Company had a restricted cash balance, in a money market account, of $5.1 million to cash collateralize outstanding letters of credit issued in connection with the Sixth Amendment to the Senior Credit Facilities (each term as defined below).

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$17,963	$7,191	$25,154	$19,891	$8,278	$28,169
Commercial	91,676	22,619	114,295	97,744	19,848	117,592
Patient	6,190	7,899	14,089	3,955	6,825	10,780
Gross accounts receivable	$115,829	$37,709	153,538	$121,590	$34,951	156,541
Allowance for doubtful accounts			(44,061)			(44,730)
Net accounts receivable			$109,477			$111,811

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04—Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 modifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date for ASU 2017-04 is for annual or any interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

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

In March 2016, the FASB issued ASU 2016-09—Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s business, financial position, results of operations or liquidity.

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
NOTE 2 — LOSS PER SHARE

The Company presents basic and diluted loss per share for its common stock, par value $0.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stocks, stock appreciation rights, warrants and Series A and Series C Preferred Stock (as defined below). Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A and Series C Preferred Stock are determined using the “if converted” method.

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

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Loss from continuing operations, net of income taxes	$(18,991)	$(9,770)
Income (loss) from discontinued operations, net of income taxes	(437)	233
Net loss	$(19,428)	$(9,537)
Accrued dividends on preferred stock	(2,214)	(1,998)
Deemed dividend on preferred stock	(174)	(172)
Loss attributable to common stockholders	$(21,816)	$(11,707)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	118,783	68,771

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.18)	$(0.17)
Loss from discontinued operations, basic and diluted	—	—
Loss per common share, basic and diluted	$(0.18)	$(0.17)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2017 and 2016 excludes the effect of 19.4 million and 17.5 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering (see Note 3 - Stockholders’ Deficit), as well as stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.
NOTE 3 — STOCKHOLDERS’ DEFICIT

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

As a result of the exchanges discussed above, there are, as of March 31, 2017, (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

As of March 31, 2017, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.7 million and $77.6 million, respectively.

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

Carrying Value of Series A Preferred Stock

As of March 31, 2017, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2017. The following table sets forth the activity recorded during the three months ended March 31, 2017 related to the Series A Preferred Stock (in thousands) issued for both the PIPE Transactions and the Rights Offering:

Series A Preferred Stock carrying value at December 31, 2016	$2,462
Accretion of discount related to issuance costs	13
Dividends recorded through March 31, 2017 [1]	74
Series A Preferred Stock carrying value March 31, 2017	$2,549

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock

As of March 31, 2017, the following values were accreted as described above and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2017. The following table sets forth the activity recorded during the three months ended March 31, 2017 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2016	$69,540
Accretion of discount related to issuance costs	161
Dividends recorded through March 31, 2017 [1]	2,141
Series C Preferred Stock carrying value March 31, 2017	$71,842

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

2016 Equity Offering

On June 22, 2016 the Company completed an underwritten public offering of 45,200,000 shares of Common Stock, including 5,200,000 shares of Common Stock issued upon the underwriters’ full exercise of the over-allotment option, at a public offering price of $2.00 per share, less underwriting discounts and commissions and offering expenses payable by us (the “2016 Equity Offering”). The Company received net proceeds of approximately $83.3 million from the 2016 Equity Offering, after deducting underwriting discounts and commissions and offering costs.

A portion of the net proceeds from the 2016 Equity Offering was used to fund the Cash Consideration (as defined below) and pay fees and expenses in connection with the closing of the Home Solutions Transaction (see below).

Home Solutions Transaction

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Home Solutions Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. Home Solutions, a privately held company, provides home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions. On June 16, 2016, the Company, HomeChoice Partners, Inc. and Home Solutions entered into an amendment to the Home Solutions Agreement (the “First Amendment”), which modified the terms of the consideration payable by the Company to Home Solutions thereunder. On September 2, 2016, the same parties entered into a second amendment to the Home Solutions Agreement (the “Second Amendment”), which amended the Home Solutions Agreement to eliminate the condition to closing that the Company receive stockholder approval to increase its authorized share capital (the “Charter Amendment”) and facilitated the timely consummation of the Home Solutions Transaction. The Second Amendment instead provided that the Company will hold a stockholder meeting after the closing of the Home Solutions Transaction to seek stockholder approval of the Charter Amendment, and if the approval is not obtained at the first special meeting, the Company will submit the proposal on a twice per year basis beginning in 2017, at either the annual meeting or a special meeting of stockholders. The Charter Amendment was approved at a special meeting of stockholders held on November 30, 2016.

The aggregate consideration paid by the Company in the Home Solutions Transaction was equal to (i) $67.5 million in cash (the “Cash Consideration”); plus (ii) (a) 3,750,000 shares of Company common stock (the “Transaction Closing Equity Consideration”) and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions (collectively, the “Contingent Shares”). The number of shares of Company common stock in Tranche A is 3.1 million and the number of shares of Company common stock in Tranche B is 4.0 million, each subject to certain vesting conditions. Upon close of the Home Solutions Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Home Solutions Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016 and it was declared effective on October 27, 2016.

The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The Home Solutions Agreement provides for a cash settlement option related to the RSUs, effective June 15, 2021, if, and only if, authorized shares are unavailable when the vesting conditions of Tranche A and Tranche B are met. At the date of acquisition, the Company did not have sufficient authorized shares available to satisfy the issuance of Tranche A and Tranche B RSUs and, accordingly, recognized a liability for the fair value of the contingent consideration. As of November 30, 2016, upon approval of the Charter Amendment, the Company had sufficient authorized shares available should the vesting conditions be met and the RSUs become issuable. The liability was reclassified to equity and a gain on the change in the fair value of the RSUs was recognized as of November 30, 2016.

The Cash Consideration and the Transaction Closing Equity Consideration were paid at closing and were funded by cash on-hand and borrowings from our Revolving Credit Facility.

2017 Private Placement

On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “Stockholders”). Pursuant to the Stock Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “2017 Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the Stockholders based on the volume-weighted average price of the Company's common stock on the NASDAQ Global Market on March 1, 2017. Proceeds from the Private Placement will be used for working capital and general corporate purposes.

In connection with the 2017 Private Placement, the Company entered into a Registration Rights Agreement (the “2017 Registration Rights Agreement”) with the Stockholders. Pursuant to the 2017 Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within ten days of the date it files its annual report on Form 10-K for the fiscal year ended December 31, 2016, for purposes of registering the resale of the Shares and any shares of common stock issued as a dividend or other distribution with respect to the Shares.

As provided under the Registration Rights Agreement, the Company, on March 13, 2016, filed a shelf registration statement on Form S-3 under the Securities Act to register the Shares and it was declared effective April 18, 2017.

Proceeds from the 2017 Private Placement will be used for working capital and general corporate purposes.
NOTE 4 — ACQUISITIONS

On September 9, 2016, the Company completed the Home Solutions Transaction pursuant to the Home Solutions Agreement.
The aggregate consideration paid by the Company in the Transaction was equal to (i) the Cash Consideration; plus (ii) the Transaction Closing Equity Consideration and (b) the RSUs, issuable in two tranches, Tranche A and Tranche B, with different vesting conditions. The number of shares of Company common stock in Tranche A is 3.1 million and the number of shares of Company common stock in Tranche B is 4.0 million, each subject to vesting conditions(see Note 3 - Stockholders’ Deficit). Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. Upon approval of the Charter Amendment on November 30, 2016, the date at which sufficient shares were available should the RSUs vest and become issuable, the liability was remeasured to its then-current fair value and reclassified to equity.

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

The following table sets forth the preliminary estimate of fair value of the assets acquired and liabilities assumed upon acquisition of Home Solutions (in thousands):

Accounts receivable	$11,956
Inventories	3,199
Prepaids and other assets	852
Total current assets	$16,007
Property and equipment	4,651
Goodwill	57,218
Managed care contracts	24,700
Licenses	5,400
Trade name	1,800
Non-compete agreements	200
Other non-current assets	891
Total assets	$110,867
Accounts payable	14,576
Accrued liabilities	3,136
Current liabilities	$17,712
Total fair value of cash and contingent consideration	$93,155
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
NOTE 5 — RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES, NET

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

Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Restructuring expense	$3,206	$2,254
Acquisition and integration expense	17	362
Change in fair value of contingent consideration	—	51
Total restructuring, acquisition, integration, and other expense, net	$3,223	$2,667
NOTE 6 — DEBT

As of March 31, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving Credit Facility	$54,862	$55,300
Term Loan Facilities	207,070	210,207
Priming Credit Facility	25,000	—
2021 Notes, net of unamortized discount	195,867	196,670
Capital leases	1,970	2,209
Less: Deferred financing costs	(12,271)	(12,452)
Total Debt	472,498	451,934
Less: Current portion	(22,426)	(18,521)
Long-term debt, net of current portion	$450,072	$433,413

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

On January 6, 2017, the Company entered into a sixth amendment (the “Sixth Amendment”) to its Senior Credit Facilities. The Sixth Amendment amended the Senior Credit Facilities to, among other things, (a) permanently reduce the revolving commitments in accordance with a schedule set forth therein and prohibit further revolving borrowings, (b) require the cash collateralization of letters of credit issued thereunder, (c) increase the interest rate for loans outstanding under the Senior Credit Facilities and require a portion of accrued interest at the increased rate to be paid-in-kind, (d) permit the Company and its subsidiaries to enter into the Priming Credit Agreement (as defined below), which provides the Company with an aggregate borrowing commitment of $25.0 million, to be fully drawn at closing, and permit the Company to incur the obligations thereunder and to subordinate the liens securing the Senior Credit Facilities to the liens securing the obligations under the Priming Credit Agreement, and (e) amend certain covenants, including by (i) increasing the consolidated senior secured net leverage ratio covenant, (ii) adding a minimum EBITDA covenant, to be tested quarterly, and (iii) otherwise restricting the ability of the Company and its subsidiaries to incur certain additional indebtedness and make additional significant investments or acquisitions.

On January 6, 2017, the Company entered into a new credit agreement (the “Priming Credit Agreement”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit Agreement provides an aggregate borrowing commitment of $25.0 million, which will be fully drawn at closing. The Company intends to use the proceeds of the borrowing under the Priming Credit Agreement (i) to permanently prepay a portion of the outstanding revolving loan balance under the Senior Credit Facilities, (ii) to cash collateralize letters of credit issued under the

Senior Credit Facilities, (iii) to pay fees and expenses in connection with the execution and delivery of the Priming Credit Agreement and the Sixth Amendment, and (iv) for working capital and other general corporate purposes.

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

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of March 31, 2017, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 8.25% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $194.9 million is due and payable.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of March 31, 2017, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments

The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of March 31, 2017	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Term Loan Facilities	$207,070	$—	$204,999	$—
2021 Notes	195,867	—	168,446	—
Total	$402,937	$—	$373,445	$—

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
NOTE 7 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Breach of Contract Litigation in the Delaware Court of Chancery

On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries. The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the case. Walgreens filed an answering brief on January 11, 2016 and the Defendants filed a reply on January 25, 2016. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the 2012 Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. On December 8, 2016, the parties submitted the dispute to an arbitrator. On December 28, 2016, the arbitrator rendered its decision, finding that the Company had not violated the non-compete, except for certain limited sales of oral oncology, HIV and transplant pharmaceuticals, constituting approximately 3 percent of the total sales that Walgreens claimed were made in violation of the agreement. The arbitrator also concluded that Walgreens was not entitled to recover its lost profits or lost revenues as a result of any such sales. Despite that ruling, the arbitrator awarded Walgreens $5.8 million in damages, or approximately 20 percent of the total amount requested. Such amount is included as a component of Accrued expenses and other current liabilities within the Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016. The Company believes that arbitrator’s damages award ignored applicable law, contradicted the arbitrator’s liability findings and exceeded the scope of the arbitrator’s authority in light of both parties’ arbitration submissions. Accordingly, on January 13, 2017, the Company filed a motion to vacate the arbitration award. On February 10, 2017, Walgreens opposed the Company’s motion and filed a motion to confirm the arbitration award and for other relief. Those motions were fully briefed on April 28, 2017. The Company intends to continue to vigorously defend itself. Due to the inherent uncertainty in litigation, however, the Company can provide no assurance that its challenge to the award will be successful.

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

The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Derivative Plaintiff’s claims could not proceed as pled but granted the Derivative Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Derivative Plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint and the Court heard oral argument on January 19, 2017. On April 18, 2017, the Court granted the defendants’ motion to dismiss.

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

NOTE 8 — CONCENTRATION OF RISK

Customer and Credit Concentration Risk

The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 22.8% and 26.0% of revenue during the three months ended March 31, 2017 and 2016, respectively. This contract will terminate effective September 30, 2017. In addition, Medicare accounted for approximately 6.9% and 7.3% of revenue during the three months ended March 31, 2017 and 2016, respectively.

Therapy Revenue Concentration Risk

The Company sells products related to the Immune Globulin therapy, which represented 22.2% and 17.1% of revenue for the three months ended March 31, 2017 and 2016, respectively.
NOTE 9 — INCOME TAXES

The Company’s federal and state income tax provision from continuing operations for the three months ended March 31, 2017 and 2016 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2016
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	495	17
State	124	6
Total deferred	619	23
Total income tax expense	$619	$23
The income tax expense recognized for the three months ended March 31, 2017 is a result of an increase in the deferred tax liability.

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months ended March 31, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Tax benefit at statutory rate	$(6,445)	$(3,411)
State tax expense (benefit), net of federal taxes	36	(16)
Valuation allowance changes affecting income tax provision	6,976	3,388
Non-deductible transaction costs and other	52	62
Income tax expense	$619	$23

At March 31, 2017, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $345.7 million, of which $15.0 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company has post-apportioned state NOL carry forwards of approximately $390.0 million, the majority of which will begin expiring in 2017 and later.

NOTE 10 — STOCK-BASED COMPENSATION

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

On November 30, 2016, at a special meeting, the stockholders approved (i) an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 125 million shares to 250 million shares (the “Charter Amendment”); (ii) an amendment to the 2008 Plan to (a) increase the number of shares of Common Stock in the aggregate that may be subject to awards by 5,250,000 shares, from 9,355,000 to 14,605,000 shares and (b) increase the annual grant caps under the Company’s 2008 Plan from 500,000 Options, 500,000 Stock Appreciation Rights and 350,000 Stock Grants and Restricted Stock Units that are intended to comply with the requirements of Section 162(m) of the Code to a cap of no more than a total of 3,000,000 Options, Stock Appreciation Rights, Stock Grants and Restricted Stock Units that are intended to comply with the requirements of Section 162(m) of the Code combined; and (iii) if necessary, an adjournment of the Stockholders’ Meeting if there were insufficient votes in favor of the Charter Amendment.

As of March 31, 2017, 4,672,624 shares remain available for grant under the 2008 Plan.

Stock Options

The Company recognized compensation expense related to stock options of $0.3 million and $1.1 million during the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock

The Company recognized $0.2 million and a nominal amount of compensation expense related to restricted stock awards during the three months ended March 31, 2017 and 2016, respectively.

Stock Appreciation Rights and Market Based Cash Awards

The Company recognized a nominal amount of compensation benefit related to stock appreciation rights awards and market based cash awards during the three months ended March 31, 2017 and 2016.

Employee Stock Purchase Plan

On May 7, 2013, the Company’s stockholders approved the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP is administered by the Compensation Committee. The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company filed a Registration Statement on Form S-8 to register 750,000 shares of Common Stock, par value $0.0001 per share, for issuance under the ESPP.

As of March 31, 2017, there were 317,896 shares that remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 591,078 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended March 31, 2017 and 2016, we incurred less than $0.1 million of expense related to the ESPP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.
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

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our senior secured credit facility, priming credit agreement and unsecured notes indenture;

•	risks associated with our issuance of Preferred Stock and PIPE Warrants to the PIPE Investors (as defined below);

•	risks associated with the exchanges of our Preferred Stock, as defined below;

•	risks associated with our issuance of common stock in the 2016 Equity Offering, as defined below;

•	risks associated with the retention or transition of executive officers and key employees during integration of the Home Solutions business;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•
effects of the 21st Century Cures Act (the “Cures Act”), the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

•	existence of complex laws and regulations relating to our business;

•	availability of financing sources;

•	declines and other changes in revenue due to the expiration of short-term contracts;

•	network lockouts and decisions to in-source by health insurers including lockouts with respect to acquired entities;

•	unforeseen contract terminations;

•	difficulties in the implementation and ongoing evolution of our operating systems;

•	difficulties with the implementation of our growth strategy and integrating businesses we have acquired or will acquire;

•	increases or other changes in our acquisition cost for our products;

•	increased competition from competitors having greater financial, technical, reimbursement, marketing and other resources could have the effect of reducing prices and margins;

•	disruptions in our relationship with our primary supplier of prescription products;

•	the level of our indebtedness and its effect on our ability to execute our business strategy and increased risk of default under our debt obligations;

•	the UnitedHealthcare contract termination, including potential accounting charges and impacts on other contract provisions and their associated revenue;

•	introduction of new drugs, which can cause prescribers to adopt therapies for existing patients that are less profitable to us;

•	changes in industry pricing benchmarks, which could have the effect of reducing prices and margins; and

•	other risks and uncertainties described from time to time in our filings with the SEC.

You should not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, we assume no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Business Overview

We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 68 service locations in 27 states.

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

Strategic Assessment and Transactions

We regularly examine our business operations, assess our market strengths, and compare our position to that of our competitors. As a result, we have focused our growth on investments in the Infusion Services business, which remains the primary driver of our growth strategy. Transactions executed to further strengthen our position in the Infusion Services business include:

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

Regulatory Matters Update

Approximately 16.3% and 18.2% of revenue for the three months ended March 31, 2017 and 2016, respectively, was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months ended March 31, 2017, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.

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

We are contract suppliers under the Round 1 Recompete, which included nine competitive bidding areas (“CBAs”) and six product categories, including external infusion pumps, and expired on December 31, 2016, and Round 2 of competitive bidding, which was conducted in 100 additional CBAs for eight product categories, including enteral nutrition, and expired on June 30, 2016. We have entered into strategic relationships in the CBAs in which we were not awarded contracts for such periods. We were not awarded any contracts in Round 2 Recompete, which went into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic area as the second round of competitive bidding, and seven product categories, including enteral nutrition. Our revenue may decrease unless and until we are able to provide Medicare beneficiaries with competitively bid items in the applicable CBAs, but we do not expect the negative impact to be material.

The impact of the reductions in Medicare reimbursement during the three months ended March 31, 2017, together with the effect of the Round 2 Recompete, on future results of operations cannot yet be predicted.

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

Approximately 6.9% of revenue for the three months ended March 31, 2017 was derived from Medicare.
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

We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the three months ended March 31, 2017. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$17,963	$7,191	$25,154	$19,891	$8,278	$28,169
Commercial	91,676	22,619	114,295	97,744	19,848	117,592
Patient	6,190	7,899	14,089	3,955	6,825	10,780
Gross accounts receivable	$115,829	$37,709	153,538	$121,590	$34,951	156,541
Allowance for doubtful accounts			(44,061)			(44,730)
Net accounts receivable			$109,477			$111,811

Results of Operations

The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months ended March 31, 2017 with the results of operations for the same quarter of 2016.
Three months ended March 31, 2017 compared to three months ended March 31, 2016

	Three Months Ended March 31,		As a Percentage of Revenue
	(in thousands)
	2017	2016	2017	2016
Net revenue	$217,810	$238,462	100.0%	100.0%
Gross profit	65,584	64,232	30.1%	26.9%
Other operating expenses	44,358	39,658	20.4%	16.6%
Bad debt expense	7,164	7,592	3.3%	3.2%
General and administrative expenses	9,479	11,051	4.4%	4.6%
Restructuring, acquisition, integration, and other expenses, net	3,223	2,667	1.5%	1.1%
Depreciation and amortization expense	6,988	4,538	3.2%	1.9%
Interest expense	12,744	9,412	5.9%	3.9%
Gain on dispositions	—	(939)	—%	(0.4)%
Loss from continuing operations, before income taxes	(18,372)	(9,747)	(8.4)%	(4.1)%
Income tax expense	619	23	0.3%	—%
Loss from continuing operations, net of income taxes	(18,991)	(9,770)	(8.7)%	(4.1)%
(Loss) income from discontinued operations, net of income taxes	(437)	233	(0.2)%	0.1%
Net loss	$(19,428)	$(9,537)	(8.9)%	(4.0)%

Net Revenue. Net revenue for the three months ended March 31, 2017 decreased $20.7 million, or 8.7%, to $217.8 million, compared to net revenue of $238.5 million for the same period in 2016. The decrease in net revenue reflects the Company’s shift in strategy to focus on growing its core revenue mix coupled with the impact of the Cures Act.

Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit in dollars for the three months ended March 31, 2017 as compared to the same period in 2016 was driven by an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues. Gross profit as a percentage of revenue improved by 3% for the three months ended March 31, 2017 as compared to the same period in 2016.

Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended March 31, 2017 increased $4.7 million or 12% compared to the same period in 2016 due to increased wage, benefit, and other employee costs associated with the acquisition of Home Solutions on September 9, 2016.

Bad Debt Expense. The $0.4 million or 6% decrease in bad expense during the three months ended March 31, 2017 as compared to the same period in 2016, is the result of improved billing and collection efforts resulting in more predictable cash receipts from our payors.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The decrease in general and administrative expenses of $1.6 million or 14% resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, as well as decreases in professional service fees.

Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net increased by $0.6 million or 20.8% during the three months ended March 31, 2017. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility-related costs and certain other costs associated with our restructuring, acquisition, and integration initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended March 31, 2017 and 2016, we recorded depreciation expense of $3.8 million and $3.7 million, respectively, and amortization expense of intangibles of $3.2 million and $0.8 million, respectively. The increase in depreciation expense during the three months ended March 31, 2017 as compared to the same period in 2016 is the result of a greater property and equipment net balance at the beginning of the current three month period. The increase in amortization expense of intangibles is a result of increased net intangible asset balances at the beginning of the current period due to the Home Solutions Transaction in 2016.

Interest Expense. Interest expense consists of interest expense and amortization of deferred financing costs, reduced by an immaterial amount of interest income. During the three months ended March 31, 2017 and 2016, we recorded interest expense of $12.7 million and $9.4 million, respectively, including $1.3 million and $0.9 million of amortization of deferred financing costs, respectively. The increase in interest expense during the three months ended March 31, 2017 as compared to the same period in 2016 is the result of the changes in debt structure attributable to the Sixth Amendment to the Senior Credit Facilities (each term as defined below).

Gain on Dispositions. Gain on dispositions during the three months ended March 31, 2016 consists of $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016.

Income Tax Expense (Benefit). The 2017 income tax expense includes a federal tax benefit of $6.4 million, offset by insignificant state tax expense, a $7.0 million adjustment related to deferred tax asset valuation allowances, and transaction costs and other permanent items of $0.1 million. The nominal income tax expense for the three months ended March 31, 2016 includes a federal tax benefit of $3.4 million and an insignificant state tax benefit, partially offset by a $3.4 million adjustment to deferred tax asset valuation allowances and transaction costs of $0.1 million.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for interest expense, income tax expense (benefit), depreciation and amortization, impairments, and stock-based compensation expense. Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including non-operating costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Infusion services Adjusted EBITDA	$14,062	$16,982
Corporate overhead Adjusted EBITDA	(8,885)	(9,577)

Consolidated Adjusted EBITDA	5,177	7,405

Interest expense	(12,744)	(9,412)
Gain (loss) on dispositions	—	939
Income tax benefit (expense)	(619)	(23)
Depreciation and amortization expense	(6,988)	(4,538)
Stock-based compensation expense	(594)	(1,474)
Restructuring, acquisition, integration, and other expenses, net	(3,223)	(2,667)
Loss from continuing operations, net of income taxes	$(18,991)	$(9,770)

Consolidated Adjusted EBITDA decreased during the three months ended March 31, 2017 compared to the same period of the prior year. The decrease in Adjusted EBITDA is driven by decreases in net revenue as a result of the Company’s shift in strategy to focus on growing its core revenue mix coupled with the impact of the Cures Act.
Liquidity and Capital Resources

Sources and Uses of Funds

Net cash used in operating activities from continuing operations totaled $10.6 million during the three months ended March 31, 2017 compared to $5.0 million during the three months ended March 31, 2016, an increase of $5.6 million. The increased cash usage was primarily driven by the increased loss from operations, partially offset by favorable changes in working capital which provided $0.5 million more cash in the three months ended March 31, 2017 as compared to the same period in 2016.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2017 was $6.8 million compared to $1.3 million of cash used during the same period in 2016, the increase relating to cash restricted to collateralize letters of credit issued under the Senior Credit Facilities totaling $5.1 million and changes in property and equipment totaling $0.4 million.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2017 was $24.2 million compared to $4.8 million of cash provided by financing activities during the same period in 2016. The cash provided by financing activities in the three months ended March 31, 2017, includes the net proceeds of approximately $5.1 million from the 2017 Private Placement (as defined below), $23.1 million from the Priming Credit Agreement (as defined below) and advances of $0.6 million offset by repayments of $1.0 million on our Revolving Credit Facility (defined below), offset by $3.1 million of principal payments made on the Term Loan Facility.

At March 31, 2017, we had working capital of $54.3 million, including $16.0 million of cash on hand, compared to $45.7 million at December 31, 2016. The $8.6 million increase in working capital results primarily from the increase in our cash and cash equivalents and restricted cash of $6.4 million attributable to the net proceeds received from the Priming Credit Agreement and the 2017 Private Placement. At March 31, 2017, we had outstanding letters of credit totaling $4.9 million, collateralized by restricted cash of $5.1 million.

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

The applicable interest rates for each of the Term Loan Facilities is the Eurodollar rate plus 6.00% or the base rate plus 5.00%, until the occurrence of certain pricing decrease triggering events, as defined in the amended Senior Credit Facilities. Upon the occurrence of a pricing decrease triggering event, the interest rates for the Senior Credit Facilities may revert to the Eurodollar rate plus 5.25% or the base rate plus 4.25%. As of March 31, 2017, the interest rates related to the Revolving Credit Facility and the Term Loan Facilities are approximately 8.25% and 6.50%, respectively.

The Revolving Credit Facility matures on July 31, 2018 at which time all principal amounts outstanding are due and payable. The Term Loan Facilities require quarterly principal repayments of $3.1 million beginning March 31, 2016 until their July 31, 2020 maturity at which time the remaining principal amount of approximately $194.9 million is due and payable.

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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of March 31, 2017, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

The transactions effected pursuant to the Series C Exchange Agreement ensured there were a sufficient number of authorized shares of common stock to undertake the 2016 Equity Offering. In the Series C Exchange Agreement, we agreed that within four months of the date of the Series C Exchange Agreement, a special meeting of our stockholders would be called to seek approval to the Charter Amendment so as to allow us to reserve sufficient shares for the conversion of the Series C Preferred Stock and the exercise of the PIPE Warrants. This approval was obtained at a special meeting of our stockholders held on November 30, 2016.

As a result of the exchanges discussed above, there are, as of March 31, 2017 (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

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

The aggregate consideration paid by the Company in the Transaction was equal to (i) the Cash Consideration; plus (ii) the Transaction Closing Equity Consideration and (b) the RSUs, issuable in two tranches, Tranche A and Tranche B, with different vesting conditions. The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016 and it was declared effective on October 27, 2016.

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

2017 Private Placement

On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “Stockholders”). Pursuant to the Stock Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the Stockholders based on the volume-weighted average price of the Company’s common stock on the NASDAQ Global Market on March 1, 2017. Proceeds from the Private Placement will be used for working capital and general corporate purposes.

Income Taxes

At March 31, 2017, we had Federal net operating loss (“NOL”) carry forwards of approximately $345.7 million, of which $15.0 million is subject to an annual limitation, which will begin expiring in 2026 and later. We have post-apportioned state NOL carry forwards of approximately $390.0 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $10.6 million during the three months ended March 31, 2017. Our working capital increased $8.6 million as of March 31, 2017 compared to December 31, 2016, primarily as a result of an increase in our cash and cash equivalents of $6.4 million attributable to the net proceeds received from the 2017 Private Placement and the Priming Credit Agreement. At March 31, 2017, after considering outstanding letters of credit totaling $4.9 million, collateralized by restricted cash of $5.1 million, we had $54.9 million drawn and no additional borrowing capacity under our Revolving Credit Facility, plus $16.0 million of cash on hand to supplement our working capital needs. If we cannot successfully execute our strategic plans we will likely require additional or alternative sources of liquidity, including additional borrowings.

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

Additionally, we will pursue our operational and strategic plan and will also review a range of strategic alternatives, which could include, among other things, transitioning chronic therapies to alliance partners, a potential sale or merger of our company, or continuing to pursue our operational and strategic plan. Additionally, we may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.

As of the filing of this Quarterly Report, we expect that our cash on hand and cash from operations will be sufficient to fund our anticipated working capital, scheduled principal and interest repayments and other cash needs for at least the next 12 months.

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

The UnitedHealthcare contract will terminate effective on September 30, 2017. Following a negotiation process it became apparent our business demands do not align, and UnitedHealthcare and the Company were unable to find an agreement that was beneficial to both parties. The termination of this agreement is consistent with our CORE initiative, which focuses on growth of our profitable business segments. We anticipate that the UnitedHealthcare contract termination will have a neutral impact to 2017 adjusted EBITDA. The UnitedHealthcare contract was not profitable and its termination is expected to have a positive impact on adjusted EBITDA outlook going forward.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 7 within the financial statements section of this document.

Item 1A.	Risk Factors

The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 are hereby incorporated by reference.

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

4.2
Registration Rights Agreement, dated March 1, 2017, by and among the Company and the investors named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017, SEC File Number 001-11993).

10.1
Sixth Amendment to the Senior Credit Facilities, dated as of January 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2017, SEC File Number 001-11993).

10.2
Priming Credit Agreement, dated as of January 6, 2017, by and among the Company, SunTrust Bank and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2017, SEC File Number 001-11993).

10.3
Stock Purchase Agreement, dated March 1, 2017, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017, SEC File Number 001-11993).

10.4
Offer Letter, dated April 10, 2017, by and between the Company and Stephen M. Deitsch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017, SEC File Number 001-11993).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer