Form 10-Q
period 2017-06-30
BioScrip, Inc.
filed 2017-08-08
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

On August 7, 2017, there were 127,475,226 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,533	$9,569
Restricted cash	5,055	—
Receivables, less allowance for doubtful accounts of $45,651 and $44,730 as of June 30, 2017 and December 31, 2016, respectively	103,089	111,811
Inventory	28,822	36,165
Prepaid expenses and other current assets	12,998	18,507
Total current assets	190,497	176,052
Property and equipment, net	30,063	32,535
Goodwill	365,947	365,947
Intangible assets, net	24,672	31,043
Other non-current assets	2,204	2,163
Total assets	$613,383	$607,740
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,731	$18,521
Accounts payable	46,381	59,134
Amounts due to plan sponsors	4,825	3,799
Accrued interest	6,736	6,705
Accrued expenses and other current liabilities	43,209	42,191
Total current liabilities	102,882	130,350
Long-term debt, net of current portion	475,674	433,413
Deferred taxes	3,504	2,281
Other non-current liabilities	17,942	1,257
Total liabilities	600,002	567,301
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 shares issued and outstanding as of June 30, 2017 and December 31, 2016; and $2,754 and $2,603 liquidation preference as of June 30, 2017 and December 31, 2016, respectively	2,639	2,462
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of June 30, 2017 and December 31, 2016; and $79,858 and $75,491 liquidation preference as of June 30, 2017 and December 31, 2016, respectively	74,229	69,540
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 127,441,893 and 117,682,543 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	13	12
Additional paid-in capital	628,545	611,844
Accumulated deficit	(692,045)	(643,419)
Total stockholders’ deficit	(63,487)	(31,563)
Total liabilities and stockholders’ deficit	$613,383	$607,740

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$218,106	$232,462	$435,916	$470,924
Cost of revenue (excluding depreciation expense)	149,796	168,298	302,022	342,528
Gross profit	68,310	64,164	133,894	128,396

Other operating expenses	42,486	40,619	86,844	80,277
Bad debt expense	6,223	4,279	13,387	11,871
General and administrative expenses	10,025	9,414	19,504	20,465
Restructuring, acquisition, integration, and other expenses, net	3,911	4,291	7,134	6,958
Depreciation and amortization expense	6,789	4,252	13,777	8,790
Interest expense	12,715	9,469	25,459	18,881
Loss on extinguishment of debt	13,453	—	13,453	—
Loss (gain) on dispositions	685	—	685	(939)
Loss from continuing operations, before income taxes	(27,977)	(8,160)	(46,349)	(17,907)
Income tax expense	718	149	1,337	172
Loss from continuing operations, net of income taxes	(28,695)	(8,309)	(47,686)	(18,079)
(Loss) income from discontinued operations, net of income taxes	(503)	75	(940)	308
Net loss	$(29,198)	$(8,234)	$(48,626)	$(17,771)
Accrued dividends on preferred stock	(2,303)	(2,056)	(4,517)	(4,054)
Deemed dividends on preferred stock	(175)	(173)	(349)	(345)
Loss attributable to common stockholders	$(31,676)	$(10,463)	$(53,492)	$(22,170)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.14)	$(0.44)	$(0.32)
Loss from discontinued operations, basic and diluted	—	—	(0.01)	—
Loss per common share, basic and diluted	$(0.26)	$(0.14)	$(0.45)	$(0.32)

Weighted average common shares outstanding, basic and diluted	121,189	73,186	119,993	70,978

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(48,626)	$(17,771)
Less: (Loss) income from discontinued operations, net of income taxes	(940)	308
Loss from continuing operations, net of income taxes	(47,686)	(18,079)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	13,777	8,790
Amortization of deferred financing costs and debt discount	2,875	1,987
Change in fair value of contingent consideration	—	102
Change in deferred income tax	1,223	352
Compensation under stock-based compensation plans	1,027	1,993
Loss (gain) on dispositions	685	(939)
Loss on extinguishment of debt	13,453	—
Changes in assets and liabilities:
Receivables, net of bad debt expense	8,721	(1,281)
Inventory	7,343	10,537
Prepaid expenses and other assets	5,469	322
Accounts payable	(12,753)	(16,190)
Amounts due to plan sponsors	1,027	62
Accrued interest	31	(192)
Accrued expenses and other liabilities	714	(3,140)
Net cash used in operating activities from continuing operations	(4,094)	(15,676)
Net cash used in operating activities from discontinued operations	(940)	(5,913)
Net cash used in operating activities	(5,034)	(21,589)
Cash flows from investing activities:
Purchases of property and equipment	(4,292)	(5,466)
Proceeds from dispositions	—	1,132
Investment in restricted cash	(5,055)	—
Net cash used in investing activities	(9,347)	(4,334)
Cash flows from financing activities:
Proceeds from priming credit agreement, net of expenses	23,060	—
Fees attributable to extinguishment of debt	(311)	—
Net proceeds from issuance of equity, net of issuance costs	20,776	83,267
Borrowings on long-term debt, net of expenses	294,446	—
Borrowings on revolving credit facility	563	45,000
Repayments on revolving credit facility	(55,863)	(60,000)
Principal payments of long-term debt	(236,770)	(6,274)
Repayments of capital leases	(401)	(129)
Other	(155)	(93)
Net cash provided by financing activities	45,345	61,771
Net change in cash and cash equivalents	30,964	35,848
Cash and cash equivalents - beginning of period	9,569	15,577
Cash and cash equivalents - end of period	$40,533	$51,425
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,613	$17,325
Cash paid during the period for income taxes	$249	$229
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Entry into capital lease	$1,327	$—

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
The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2017 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.
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
Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2017, the Company had a restricted cash balance, in a money market account, of $5.1 million to cash collateralize outstanding letters of credit.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,714	$7,512	$26,226	$19,891	$8,278	$28,169
Commercial	84,190	23,589	107,779	97,744	19,848	117,592
Patient	5,195	9,540	14,735	3,955	6,825	10,780
Gross accounts receivable	$108,099	$40,641	148,740	$121,590	$34,951	156,541
Allowance for doubtful accounts			(45,651)			(44,730)
Net accounts receivable			$103,089			$111,811

Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09—Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 modifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The effective date for ASU 2017-09 is for annual or any interim periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04—Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 modifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date for ASU 2017-04 is for annual or any interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for annual or any interim periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a retrospective or cumulative effect transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company has not elected early adoption and will apply the modified retrospective approach upon adoption. The Company continues to evaluate the impact of the adoption of the new revenue standard on its consolidated financial statements.

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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations, net of income taxes	$(28,695)	$(8,309)	$(47,686)	$(18,079)
Income (loss) from discontinued operations, net of income taxes	(503)	75	(940)	308
Net loss	$(29,198)	$(8,234)	$(48,626)	$(17,771)
Accrued dividends on preferred stock	(2,303)	(2,056)	(4,517)	(4,054)
Deemed dividend on preferred stock	(175)	(173)	(349)	(345)
Loss attributable to common stockholders	$(31,676)	$(10,463)	$(53,492)	$(22,170)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	121,189	73,186	119,993	70,978

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.14)	$(0.44)	$(0.32)
Loss from discontinued operations, basic and diluted	—	—	(0.01)	—
Loss per common share, basic and diluted	$(0.26)	$(0.14)	$(0.45)	$(0.32)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended June 30, 2017 and 2016 excludes the effect of 18.3 million and 14.0 million shares, respectively, and the computation of the diluted shares for the six months ended June 30, 2017 and 2016 excludes the effect of 18.4 million and 15.5 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering, as well as the 2017 Warrants (see Note 3 - Stockholders’ Deficit), stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

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
As a result of the exchanges discussed above, there are, as of June 30, 2017, (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.
As of June 30, 2017, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.8 million and $79.9 million, respectively.

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
Carrying Value of Series A Preferred Stock
As of June 30, 2017, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 10, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2017. The following table sets forth the activity recorded during the six months ended June 30, 2017 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2016	$2,462
Accretion of discount related to issuance costs	26
Dividends recorded through June 30, 2017 [1]	151
Series A Preferred Stock carrying value June 30, 2017	$2,639
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock
As of June 30, 2017, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 16, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2017. The following table sets forth the activity recorded during the six months ended June 30, 2017 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2016	$69,540
Accretion of discount related to issuance costs	323
Dividends recorded through June 30, 2017 [1]	4,366
Series C Preferred Stock carrying value June 30, 2017	$74,229

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
The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche A promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $4.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017 or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $4.00 per share. The Company will issue the shares of our Common Stock issuable to Home Solutions pursuant to the RSUs in Tranche B promptly, and in any event within five business days, following the earlier of (a) the closing price of our Common Stock, as reported by NASDAQ, averaging $5.00 per share or above over 20 consecutive trading days during the period beginning on September 9, 2016 and ending December 31, 2019, or (b) a change of control that occurs on or prior to December 31, 2017, or a change of control thereafter but on or prior to December 31, 2019, pursuant to which the consideration payable per share equals or exceeds $5.00 per share. The Home Solutions Agreement provides for a cash settlement option related to the RSUs, effective June 15, 2021, if, and only if, authorized shares are unavailable when the vesting conditions of Tranche A and Tranche B are met. At the date of acquisition, the Company did not have sufficient authorized shares available to satisfy the issuance of Tranche A and Tranche B RSUs and, accordingly, recognized a liability for the fair value of the contingent consideration. As of November 30, 2016, upon approval of the Charter Amendment, the Company had sufficient authorized shares available should the vesting conditions be met and the RSUs become issuable. The liability was reclassified to equity and a gain on the change in the fair value of the RSUs was recognized as of November 30, 2016. On March 13, 2017, the Company filed with the SEC a Registration Statement on Form S-3 to register the Contingent Shares and it was declared effective on April 18, 2017.
The Cash Consideration and the Transaction Closing Equity Consideration were paid at closing and were funded by cash on-hand and borrowings from our Revolving Credit Facility.
First Quarter 2017 Private Placement
On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “First Quarter Stock Purchase Agreement”) with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “First Quarter Stockholders”). Pursuant to the First Quarter Stock Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “First Quarter Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “First Quarter 2017 Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the First Quarter Stockholders based on the volume-weighted average price of the Company's common stock on the NASDAQ Global Market on March 1, 2017.
In connection with the First Quarter 2017 Private Placement, the Company entered into a Registration Rights Agreement (the “First Quarter 2017 Registration Rights Agreement”) with the First Quarter Stockholders. Pursuant to the First Quarter 2017 Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the SEC within ten days of the date it files its annual report on Form 10-K for the fiscal year ended December 31, 2016, for purposes of registering the resale of the First Quarter Shares and any shares of common stock issued as a dividend or other distribution with respect to the First Quarter Shares.
As provided under the First Quarter 2017 Registration Rights Agreement, the Company, on March 13, 2017, filed a shelf registration statement on Form S-3 under the Securities Act to register the First Quarter Shares and it was declared effective April 18, 2017.
Proceeds from the First Quarter 2017 Private Placement were used for working capital and general corporate purposes.
2017 Warrants
In connection with the Second Lien Note Facility (as defined below), the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes (as defined below) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”); provided, however, the Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (as defined below) (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.
Second Quarter 2017 Private Placement
On June 29, 2017, the Company entered into a Stock Purchase Agreement (the “Second Quarter Stock Purchase Agreement”) with a fund managed by Ares Management L.P. (“Ares” or the “Second Quarter Stock Purchaser”). Pursuant to the terms of the Second Quarter Stock Purchase Agreement, the Company issued and sold to the Second Quarter Stock Purchaser in a private placement (the “Second Quarter 2017 Private Placement”) 6,359,350 shares of Common Stock (the “Second Quarter Shares”) at a price of $2.50 per share, for proceeds of approximately $15.9 million, net of $0.2 million in associated costs.
Second Quarter Registration Rights Agreement
In connection with the 2017 Warrants and the Second Quarter 2017 Private Placement, the Company entered into a Registration Rights Agreement (the “Second Quarter 2017 Registration Rights Agreement”) with the holders of the 2017 Warrants and the Second Quarter Stock Purchaser. Pursuant to the Second Quarter 2017 Registration Rights Agreement, subject to certain exceptions, the Company is required, upon the request of the Second Quarter Stock Purchaser and holders of the 2017 Warrants, to register the resale of the Second Quarter Shares and the shares of Common Stock issuable upon exercise of the 2017 Warrants. Pursuant to the terms of the Second Quarter 2017 Registration Rights Agreement, these registration rights will not become effective until twelve months after the Closing Date, and the costs incurred in connection with such registrations will be borne by the Company.
NOTE 4 — ACQUISITIONS
On September 9, 2016, the Company completed the Home Solutions Transaction pursuant to the Home Solutions Agreement. The aggregate consideration paid by the Company in the Home Solutions Transaction was equal to (i) the Cash Consideration; plus (ii)(a) the Transaction Closing Equity Consideration and (b) the RSUs, issuable in two tranches, Tranche A and Tranche B, with different vesting conditions. The number of shares of Company common stock in Tranche A is 3.1 million and the number of shares of Company common stock in Tranche B is 4.0 million, each subject to vesting conditions (see Note 3 - Stockholders’ Deficit). Upon close of the Home Solutions Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. Upon approval of the Charter Amendment on November 30, 2016, the date at which sufficient shares were available should the RSUs vest and become issuable, the liability was remeasured to its then-current fair value and reclassified to equity.
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
Under the Home Solutions Agreement, the Company did not purchase, among other things, any accounts receivable associated with governmental payors. However, the Home Solutions Agreement stipulates that collections of government receivables, as of the first anniversary of the closing date, in an amount less than the amount estimated as government receivables in the Closing Certificate, must be paid to the seller. The Company continues to evaluate the collectability of the government receivables and will record a liability in the event collections fall short of the guarantee.
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

Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring expense	$3,648	$1,316	$6,854	$3,932
Acquisition and integration expense	263	2,924	280	2,924
Change in fair value of contingent consideration	—	51	—	102
Total restructuring, acquisition, integration, and other expense, net	$3,911	$4,291	$7,134	$6,958
NOTE 6 — DEBT
As of June 30, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Senior Credit Facilities	$—	$265,507
First Lien Note Facility, net of unamortized discount	198,000	—
Second Lien Note Facility, net of unamortized discount	82,931	—
2021 Notes, net of unamortized discount	197,008	196,670
Capital leases	3,134	2,209
Less: Deferred financing costs	(3,668)	(12,452)
Total Debt	477,405	451,934
Less: Current portion	(1,731)	(18,521)
Long-term debt, net of current portion	$475,674	$433,413
Debt Facilities
The Company was previously obligated under (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank (“SunTrust”), Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., originally entered on July 31, 2013 and amended from time to time.
On January 6, 2017, the Company entered into a credit agreement (the “Priming Credit Agreement” and, together with the Senior Credit Facilities, the “Prior Credit Agreements”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit Agreement provided an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing.
On June 29, 2017 (the “Closing Date”), the Company entered into (i) a first lien note purchase agreement (the “First Lien Note Facility”), among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “First Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the First Lien Note Purchasers (the “First Lien Collateral Agent”), pursuant to which the Company issued first lien senior secured notes in an aggregate principal amount of $200.0 million (the “First Lien Notes”); and (ii) a second lien note purchase agreement (the “Second Lien Note Facility” and, together with the First Lien Note Facility, the “Notes Facilities”) among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “Second Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the Second Lien Note Purchasers (the “Second Lien Collateral Agent” and, together with the First Lien Collateral Agent, the “Collateral Agent”), pursuant to which the Company (a) issued second lien senior secured notes in an aggregate initial principal amount of $100.0 million (the “Initial Second Lien Notes”) and (b) has the ability to draw upon the Second Lien Note Facility and issue second lien delayed draw senior secured notes in an aggregate initial principal amount of $10.0 million for a period of 18 months after the Closing Date, subject to certain terms and conditions (the “Second Lien Delayed Draw Notes” and, together with the Initial Second Lien Notes, the “Second Lien Notes”; the Second Lien Notes, together with the First Lien Notes, the “Notes”). Funds managed by Ares are acting as lead purchasers for the Notes Facilities.

The Company used the proceeds of the sale of the First Lien Notes and the Initial Second Lien Notes to repay in full all amounts outstanding under the Prior Credit Agreements and extinguished the liability. Each of the Prior Credit Agreements was terminated following such repayment. The Company used the remaining proceeds of $15.9 million, net of $0.2 million in issuance costs, from the Notes Facilities and the Second Quarter 2017 Private Placement for working capital and general corporate purposes.
The First Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) the base rate (defined as the highest of the Federal Funds Rate plus 0.5% per annum, the Prime Rate as published by The Wall Street Journal and the one-month London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor) plus 1.0%), or (ii) the one-month LIBOR rate (subject to a 1.0% floor), plus a margin of 6.0% if the base rate is selected or 7.0% if the LIBOR Option is selected. The First Lien Notes mature on August 15, 2020, provided that if the Company’s existing 8.875% Senior Notes due 2021 (the “2021 Notes”) are refinanced prior to August 15, 2020, then the scheduled maturity date of the First Lien Notes shall be June 30, 2022.
The First Lien Notes will amortize in equal quarterly installments equal to 0.625% of the aggregate principal amount of the First Lien Note Facility, commencing on September 30, 2019, and on the last day of each third month thereafter, with the balance payable at maturity. The First Lien Notes are pre-payable at the Company’s option at specified premiums to the principal amount that will decline over the term of the First Lien Note Facility. If the First Lien Notes are prepaid prior to the second anniversary of the Closing Date, the Company will be required to pay a make-whole premium based on the present value (using a discount rate based on the specified treasury rate plus 50 basis points) of all remaining interest payments on the First Lien Notes being prepaid prior to the second anniversary of the Closing Date, plus 4.0% of the principal amount of First Lien Notes being prepaid. On or after the second anniversary of the Closing Date, the prepayment premium is 4.0%, which declines to 2.0% on or after the third anniversary of the Closing Date, and declines to 0.0% on or after the fourth anniversary of the Closing Date. At any time, the Company may pre-pay up to $50.0 million in aggregate principal amount of the First Lien Notes from internally generated cash without incurring any make-whole or prepayment premium. The occurrence of certain events of default may increase the applicable rate of interest by 2.0% and could result in the acceleration of the Company’s obligations under the First Lien Note Facility prior to stated maturity and an obligation of the Company to pay the full amount of its obligations under the First Lien Note Facility.
The First Lien Note Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. In addition, the obligations under the First Lien Note Facility will be guaranteed by joint and several guarantees from the Company’s subsidiaries.
In connection with the First Lien Note Facility, the Company, its subsidiaries and the First Lien Collateral Agent entered into a First Lien Guaranty and Security Agreement, dated as of June 29, 2017 (the “First Lien Guaranty and Security Agreement”). Pursuant to the First Lien Guaranty and Security Agreement, the obligations under the First Lien Notes will be secured by first priority liens on, and security interests in, substantially all of the assets of the Company and its subsidiaries.
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
In connection with the Second Lien Note Facility, the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”). The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities at a fair value of $16.9 million.
The Second Lien Notes are not subject to scheduled amortization installments. The Second Lien Notes are pre-payable at the Company’s option at specified premiums to the principal amount that will decline over the term of the Second Lien Note Facility. If the Second Lien Notes are prepaid prior to the third anniversary of the Closing Date, the Company will need to pay a make-whole premium based on the present value (using a discount rate based on the specified treasury rate plus 50 basis points) of all remaining interest payments on the Second Lien Notes being prepaid prior to the third anniversary of the Closing Date, plus 4.0% of the principal amount of Second Lien Notes being prepaid. On or after the third anniversary of the Closing Date, the prepayment premium is 4.0%, which declines to 2.0% on or after the fourth anniversary of the Closing Date, and declines to 0.0% on or after the fifth anniversary of the Closing Date. The occurrence of certain events of default may increase the applicable rate of interest by 2.0% and could result in the acceleration of the Company’s obligations under the Second Lien Note Facility prior to stated maturity and an obligation of the Company to pay the full amount of its obligations under the Second Lien Note Facility.
The Second Lien Note Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. In addition, the obligations under the Second Lien Note Facility will be guaranteed by joint and several guarantees from the Company’s subsidiaries.
In connection with the Second Lien Note Facility, the Company, its subsidiaries and the Second Lien Collateral Agent entered into a Second Lien Guaranty and Security Agreement, dated as of June 29, 2017 (the “Second Lien Guaranty and Security Agreement”). Pursuant to the Second Lien Guaranty and Security Agreement, the obligations under the Second Lien Notes will be secured by second priority liens on, and security interests in, substantially all of the assets of the Company and its subsidies.
In connection with the First Lien Note Facility and the Second Lien Note Facility, the Company, the First Lien Collateral Agent and the Second Lien Collateral Agent, entered into an intercreditor agreement containing customary provisions to, among other things, subordinate the lien priority of the liens granted under the Second Lien Note Facility to the liens granted under the First Lien Note Facility.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2017, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of June 30, 2017	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$198,000	$—	$198,000	$—
Second Lien Note Facility	82,931	—	82,931	—
2017 Warrants	16,908	—	16,908	—
2021 Notes	197,008	—	178,109	—
Total	$494,847	$—	$475,948	$—

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
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Breach of Contract Litigation in the Delaware Court of Chancery
On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries. The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the case. Walgreens filed an answering brief on January 11, 2016 and the Defendants filed a reply on January 25, 2016. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the 2012 Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. On December 8, 2016, the parties submitted the dispute to an arbitrator. On December 28, 2016, the arbitrator rendered its decision, finding that the Company had not violated the non-compete, except for certain limited sales of oral oncology, HIV and transplant pharmaceuticals, constituting approximately 3 percent of the total sales that Walgreens claimed were made in violation of the agreement. The arbitrator also concluded that Walgreens was not entitled to recover its lost profits or lost revenues as a result of any such sales. Despite that ruling, the arbitrator awarded Walgreens $5.8 million in damages, or approximately 20 percent of the total amount requested. Such amount is included as a component of Accrued expenses and other current liabilities within the Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016. The Company believes that arbitrator’s damages award ignored applicable law, contradicted the arbitrator’s liability findings and exceeded the scope of the arbitrator’s authority in light of both parties’ arbitration submissions. Accordingly, on January 13, 2017, the Company filed a motion to vacate the arbitration award. On February 10, 2017, Walgreens opposed the Company’s motion and filed a motion to confirm the arbitration award and for other relief. On July 19, 2017, the Court confirmed the arbitration award and denied Walgreens’ request for injunctive relief. The Company intends to continue to vigorously defend itself, but the Company can provide no assurance that any continued challenge to the award will be successful.
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
The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative

Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Derivative Plaintiff’s claims could not proceed as pled but granted the Derivative Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Derivative Plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint and the Court heard oral argument on January 19, 2017. On April 18, 2017, the Court granted the defendants’ motion to dismiss. Plaintiffs filed a notice of appeal on May 12, 2017.
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
NOTE 8 — CONCENTRATION OF RISK
Customer and Credit Concentration Risk
The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 21.9% and 24.4% of revenue during the three months ended June 30, 2017 and 2016, respectively, and approximately 22.4% and 25.2% of revenue during the six months ended June 30, 2017 and 2016, respectively. This contract, exclusive of certain provisions, will terminate effective September 30, 2017. In addition, Medicare accounted for approximately 7.1% and 8.3% of revenue during the three months ended June 30, 2017 and 2016, respectively, and 7.0% and 7.8% of revenue during the six months ended June 30, 2017 and 2016.
Therapy Revenue Concentration Risk
The Company sells products related to the Immune Globulin therapy, which represented 21.1% and 17.2% of revenue for the three months ended June 30, 2017 and 2016, respectively, and 21.6% and 17.2% of revenue for the six months ended June 30, 2017 and 2016.

NOTE 9 — INCOME TAXES
The Company’s federal and state income tax provision from continuing operations for the three months and six months ended June 30, 2017 and 2016 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current
Federal	$—	$—	$—	$—
State	190	25	226	25
Total current	190	25	226	25
Deferred
Federal	437	108	932	125
State	91	16	179	22
Total deferred	528	124	1,111	147
Total income tax expense	$718	$149	$1,337	$172
The income tax expense recognized for the three months and six months ended June 30, 2017 is a result of an increase in the deferred tax liability.
The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax benefit at statutory rate	$(9,790)	$(2,844)	$(16,236)	$(6,271)
State tax expense, net of federal taxes	190	3	226	3
Valuation allowance changes affecting income tax provision	10,266	1,926	17,242	5,314
Non-deductible transaction costs and other	52	1,064	105	1,126
Income tax expense	$718	$149	$1,337	$172
At June 30, 2017, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $373.8 million, of which $14.3 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company has post-apportioned state NOL carry forwards of approximately $414.4 million, the majority of which will begin expiring in 2017 and later.
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
As of June 30, 2017, 4,360,887 shares remain available for grant under the 2008 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.3 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $1.7 million during the six months ended June 30, 2017 and 2016, respectively.
Restricted Stock
The Company recognized $0.1 million and a nominal amount of compensation expense related to restricted stock awards during the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and a nominal amount of compensation expense during the six months ended June 30, 2017 and 2016, respectively.
Stock Appreciation Rights and Market Based Cash Awards
The Company recognized nominal amounts of compensation expense related to stock appreciation rights awards during the three months ended June 30, 2017 and 2016, and nominal and $0.1 million of compensation expense during the six months ended June 30, 2017 and 2016, respectively.
The Company recognized nominal compensation expense and $0.2 million compensation benefit related to market based cash awards during the three months ended June 30, 2017 and 2016, respectively, and nominal and $0.1 million compensation expense during six months ended June 30, 2017 and 2016, respectively.
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
As of June 30, 2017, 136,713 shares remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 613,287 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017 and 2016, the Company incurred less than $0.1 million of expense related to the ESPP.

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
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to successfully integrate the HS Infusion Holdings, Inc. (“Home Solutions”) business into our existing businesses;

•	our ability to make principal and interest payments on our debt and satisfy the other covenants contained in our debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy; and

•	our ability to successfully integrate other businesses we may acquire.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our Notes Facility (as defined below) and unsecured notes indenture;

•	risks associated with our issuance of Preferred Stock and PIPE Warrants to the PIPE Investors (each as defined below);

•	risks associated with the exchanges of our Preferred Stock;

•	risks associated with our issuance of 2017 Warrants (as defined below);

•	risks associated with the First Quarter 2017 Private Placement and the Second Quarter 2017 Private Placement (each as defined below);

•	risks associated with the Notes Facilities (as defined below);

•	risks associated with our issuance of common stock in the 2016 Equity Offering, as defined below;

•	risks associated with the retention or transition of executive officers and key employees

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

•
effects of the 21st Century Cures Act (the “Cures Act”), the Patient Protection and Affordable Care Act (“PPACA”), any repeal or amendment thereof, and the Health Care and Education Reconciliation Act of 2010, which amended PPACA, and the related accountable care organizations;

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
Business Overview
We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 67 service locations in 27 states.
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

Regulatory Matters Update
Approximately 15.7% and 18.8% of revenue for the three months ended June 30, 2017 and 2016, respectively, and approximately 16.0% and 18.5% of revenue for the six months ended June 30, 2017 and 2016 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs indirectly through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months and six months ended June 30, 2017, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.
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

We are contract suppliers under the Round 1 Recompete, which included nine competitive bidding areas (“CBAs”) and six product categories, including external infusion pumps, and expired on December 31, 2016, and Round 2 of competitive bidding, which was conducted in 100 additional CBAs for eight product categories, including enteral nutrition, and expired on June 30, 2016. We have entered into strategic relationships in the CBAs in which we were not awarded contracts for such periods. We were not awarded any contracts in Round 2 Recompete, which went into effect July 1, 2016 and includes 117 CBAs, comprising the same geographic area as the second round of competitive bidding, and seven product categories, including enteral nutrition. Our revenue may decrease unless and until we are able to provide Medicare beneficiaries with competitively bid items in the applicable CBAs but any negative impact has been immaterial.
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
Approximately 7.1% and 7.0% of revenue for the three months and six months ended June 30, 2017 was derived from Medicare, respectively.
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
We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the six months ended June 30, 2017. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Collectability of Accounts Receivable
The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,714	$7,512	$26,226	$19,891	$8,278	$28,169
Commercial	84,190	23,589	107,779	97,744	19,848	117,592
Patient	5,195	9,540	14,735	3,955	6,825	10,780
Gross accounts receivable	$108,099	$40,641	148,740	$121,590	$34,951	156,541
Allowance for doubtful accounts			(45,651)			(44,730)
Net accounts receivable			$103,089			$111,811

Results of Operations
The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months and six months ended June 30, 2017 with the results of operations for the corresponding periods in 2016.
Three months ended June 30, 2017 compared to three months ended June 30, 2016

	Three Months Ended June 30,		As a Percentage of Revenue
	(in thousands)
	2017	2016	2017	2016
Net revenue	$218,106	$232,462	100.0%	100.0%
Gross profit	68,310	64,164	31.3%	27.6%
Other operating expenses	42,486	40,619	19.5%	17.5%
Bad debt expense	6,223	4,279	2.9%	1.8%
General and administrative expenses	10,025	9,414	4.6%	4.0%
Restructuring, acquisition, integration, and other expenses, net	3,911	4,291	1.8%	1.8%
Depreciation and amortization expense	6,789	4,252	3.1%	1.8%
Interest expense	12,715	9,469	5.8%	4.1%
Loss on extinguishment of debt	13,453	—	6.2%	—%
Loss on dispositions	685	—	0.3%	—%
Loss from continuing operations, before income taxes	(27,977)	(8,160)	(12.8)%	(3.5)%
Income tax expense	718	149	0.3%	0.1%
Loss from continuing operations, net of income taxes	(28,695)	(8,309)	(13.2)%	(3.6)%
(Loss) income from discontinued operations, net of income taxes	(503)	75	(0.2)%	—%
Net loss	$(29,198)	$(8,234)	(13.4)%	(3.5)%
Net Revenue. Net revenue for the three months ended June 30, 2017 decreased $14.4 million, or 6.2%, to $218.1 million, compared to net revenue of $232.5 million for the same period in 2016. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix coupled with the impact of the Cures Act.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit of $4.1 million or 6.5% for the three months ended June 30, 2017 as compared to the same period in 2016 was driven by an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with improved product costs. Gross profit as a percentage of revenue improved by 3.7% for the three months ended June 30, 2017 as compared to the same period in 2016.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended June 30, 2017 increased $1.9 million or 4.6% compared to the same period in 2016 as a result of increased wage, benefit, and other employee costs associated with the acquisition of Home Solutions on September 9, 2016.
Bad Debt Expense. The $1.9 million increase in bad expense during the three months ended June 30, 2017 as compared to the same period in 2016 results from our estimation process that incorporates historical write-offs, the aging of accounts receivable balances, and our mix of payers.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase of $0.6 million or 6.5% in general and administrative expenses during the three months ended June 30, 2017 as compared to the same period in 2016, resulted from increases in variable compensation expenses, partially offset by decreases in professional service fees.

Loss on Extinguishment of Debt. The loss on extinguishment of debt of $13.5 million during the three months ended June 30, 2017 is attributable to the Company’s entry into the Notes Facilities and the associated extinguishment of the Prior Credit Agreements (each term as defined below, see Note 6 - Debt).
Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net decreased by $0.4 million or 8.9% during the three months ended June 30, 2017 as compared to the same period in 2016. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities specific to the Home Solutions Transaction and ongoing cost management initiatives.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended June 30, 2017 and 2016, we recorded depreciation expense of $3.6 million and $3.5 million, respectively, and amortization expense of intangibles of $3.2 million and $0.8 million, respectively.
The increase in depreciation expense in the three months ended June 30, 2017 as compared to the same period in 2016 is the result of a lower property and equipment net balance at the beginning of the three month period ended June 30, 2017. The increase in amortization expense is attributable to the corresponding increase in intangible assets associated with the acquisition of Home Solutions, Inc. in the third quarter of 2016.
Interest Expense. Interest expense consists of interest expense and deferred financing costs reduced by an immaterial amount of interest income. During the three months ended June 30, 2017 and 2016, we recorded interest expense of $12.7 million and $9.5 million, respectively, including $1.6 million and $0.9 million of amortization of deferred financing costs, respectively. The increase in interest expense during the three months ended June 30, 2017 as compared to the same period in 2016 is the result of the changes in debt structure attributable to the now extinguished Sixth Amendment to the Senior Credit Facilities (see Note 6 - Debt).
Loss on Dispositions. Loss on dispositions of $0.7 million during three months ended June 30, 2017 is the result of the Company’s write-off of certain assets associated with a software system no longer used in operations.
Income Tax Expense (Benefit). The 2017 income tax expense includes a federal tax benefit of $9.8 million and transaction costs and other permanent items of $0.1 million, offset by a $10.3 million adjustment related to deferred tax asset valuation allowances and state tax expense of $0.2 million. The income tax benefit of $0.1 million for the three months ended June 30, 2016 includes a federal tax benefit of $2.8 million and transaction costs and other permanent items of $1.1 million, partially offset by a $1.9 million adjustment to deferred tax asset valuation allowances and insignificant state tax expense.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

	Six Months Ended June 30,		As a Percentage of Revenue
	(in thousands)
	2017	2016	2017	2016
Net revenue	$435,916	$470,924	100.0%	100.0%
Gross profit	133,894	128,396	30.7%	27.3%
Other operating expenses	86,844	80,277	19.9%	17.0%
Bad debt expense	13,387	11,871	3.1%	2.5%
General and administrative expenses	19,504	20,465	4.5%	4.3%
Restructuring, acquisition, integration, and other expenses, net	7,134	6,958	1.6%	1.5%
Depreciation and amortization expense	13,777	8,790	3.2%	1.9%
Interest expense	25,459	18,881	5.8%	4.0%
Loss on extinguishment of debt	13,453	—	3.1%	—%
Loss (gain) on dispositions	685	(939)	0.2%	(0.2)%
Loss from continuing operations, before income taxes	(46,349)	(17,907)	(10.6)%	(3.8)%
Income tax expense	1,337	172	0.3%	—%
Loss from continuing operations, net of income taxes	(47,686)	(18,079)	(10.9)%	(3.8)%
(Loss) income from discontinued operations, net of income taxes	(940)	308	(0.2)%	0.1%
Net loss	$(48,626)	$(17,771)	(11.2)%	(3.8)%
Net Revenue. Net revenue for the six months ended June 30, 2017 decreased $35.0 million, or 7.4%, to $435.9 million, compared to net revenue of $470.9 million for the same period in 2016. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix coupled with the impact of the Cures Act.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit of $5.5 million or 4.3% for the six months ended June 30, 2017 as compared to the same period in 2016 was driven by an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with improved product costs. Gross profit as a percentage of revenue improved by 3.4% for the six months ended June 30, 2017 as compared to the same period in 2016.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the six months ended June 30, 2017 increased $6.6 million or 8.2% compared to the same period in 2016 due to increased wage, benefit, and other employee costs associated with the Home Solutions Transaction on September 9, 2016.
Bad Debt Expense. The $1.5 million increase in bad expense during the six months ended June 30, 2017 as compared to the same period in 2016 results from our estimation process that incorporates historical write-offs, the aging of accounts receivable balances, and our mix of payers.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The decrease in general and administrative expenses of $1.0 million or 4.7% resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, as well as decreases in professional service fees.
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $13.5 million during the six months ended June 30, 2017 is attributable to the Company’s entry into the Notes Facilities and the associated extinguishment of the Senior Credit Facilities and the Prior Credit Agreements (see Note 6 - Debt).
Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net increased by $0.2 million or 2.5% during the six months ended June 30, 2017. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities specific to the Home Solutions Transaction and ongoing cost management initiatives.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the six months ended June 30, 2017 and 2016, we recorded depreciation expense of $7.4 million and $7.1 million, respectively, and amortization expense of intangibles of $6.4 million and $1.6 million, respectively. The increase in depreciation expense during the six months ended June 30, 2017 as compared to the same period in 2016 is attributable to increases in property and equipment associated with the Home Solutions Transaction. The increase in amortization expense of intangibles is a result of increased net intangible asset balances at the beginning of the current period due to the Home Solutions Transaction in 2016.
Interest Expense. Interest expense consists of interest expense and amortization of deferred financing costs, reduced by an immaterial amount of interest income. During the six months ended June 30, 2017 and 2016, we recorded interest expense of $25.5 million and $18.9 million, respectively, including $2.9 million and $0.9 million of amortization of deferred financing costs, respectively. The increase in interest expense during the six months ended June 30, 2017 as compared to the same period in 2016 is the result of the changes in debt structure attributable to the now extinguished Sixth Amendment to the Senior Credit Facilities (see Note 6 - Debt).
Loss (Gain) on Dispositions. Loss on dispositions of $0.7 million during the six months ended June 30, 2016 is the result of the Company’s write-off of certain assets certain assets associated with a software system no longer used in operations. Gain on dispositions during the six months ended June 30, 2016 consists of $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016.
Income Tax Expense (Benefit). The 2017 income tax expense includes a federal tax benefit of $16.2 million, offset by $0.2 million state tax expense, a $17.2 million adjustment related to deferred tax asset valuation allowances, and transaction costs and other permanent items of $0.1 million. The nominal income tax expense for the six months ended June 30, 2016 includes a federal tax benefit of $6.3 million and an insignificant state tax benefit, partially offset by a $5.3 million adjustment to deferred tax asset valuation allowances and transaction costs of $1.1 million.

Non-GAAP Measures
The following table reconciles GAAP loss from continuing operations, net of income taxes to consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for interest expense, income tax expense (benefit), depreciation and amortization, impairments, loss on extinguishment of debt, and stock-based compensation expense. Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including non-operating costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Infusion services Adjusted EBITDA	$19,601	$19,266	$33,663	$36,248
Corporate overhead Adjusted EBITDA	(9,592)	(8,895)	(18,477)	(18,472)

Consolidated Adjusted EBITDA	10,009	10,371	15,186	17,776

Interest expense	(12,715)	(9,469)	(25,459)	(18,881)
Gain (loss) on dispositions	(685)	—	(685)	939
Loss on extinguishment of debt	(13,453)	—	(13,453)	—
Income tax expense	(718)	(149)	(1,337)	(172)
Depreciation and amortization expense	(6,789)	(4,252)	(13,777)	(8,790)
Stock-based compensation expense	(433)	(519)	(1,027)	(1,993)
Restructuring, acquisition, integration, and other expenses, net	(3,911)	(4,291)	(7,134)	(6,958)
Loss from continuing operations, net of income taxes	$(28,695)	$(8,309)	$(47,686)	$(18,079)
Consolidated Adjusted EBITDA decreased during the three months and six months ended June 30, 2017 compared to the same period of the prior year primarily due to the impact of the Cures Act on revenues, partially offset by the Company’s shift in strategy to focus on growing its core revenue mix and the Company’s restructuring efforts to cut costs.
Liquidity and Capital Resources
Sources and Uses of Funds
Net cash used in operating activities from continuing operations totaled $4.1 million during the six months ended June 30, 2017 compared to $15.7 million during the six months ended June 30, 2016, a decrease of $11.6 million. The decreased cash usage was primarily driven by improved operating performance and favorable changes from working capital management, which provided $16.9 million more in cash during the six months ended June 30, 2017 as compared to the same period in 2016, partially offset by a $5.3 million increase in cash paid for interest.
Net cash used in investing activities from continuing operations during the six months ended June 30, 2017 was $9.3 million compared to $4.3 million in cash used during the same period in 2016. The increase was the result of restrictions on cash to collateralize letters of credit issued under the Senior Credit Facilities totaling $5.1 million.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2017 was $45.3 million compared to $61.8 million in cash provided by financing activities during the same period in 2016. The cash provided by financing activities during the six months ended June 30, 2017, includes the net proceeds of approximately $20.8 million from the Second Quarter 2017 Private Placement, $23.1 million from the Priming Credit Agreement, $294.4 million from the Notes Facilities, and advances of $0.6 million offset by repayments of $55.9 million on our Revolving Credit Facility and by $236.8 million of principal payments made on the Term Loan Facility and the Priming Credit Agreement.
At June 30, 2017, we had working capital of $87.6 million, including $40.5 million of cash on hand, compared to working capital of $45.7 million at December 31, 2016. The $41.9 million increase in working capital results primarily from the increase in our cash and cash equivalents and restricted cash of $36.0 million attributable to the net proceeds received from the Notes Facilities and the First Quarter 2017 Private Placement and the Second Quarter 2017 Private Placement. Additional liquidity of $10.0 million is provided by the delayed draw capacity in our Second Lien Note Facility described below. At June 30, 2017, we had outstanding letters of credit totaling $4.8 million, collateralized by restricted cash of $5.1 million.
Debt Facilities
The Company was previously obligated under (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., originally entered on July 31, 2013 and amended from time to time.
On January 6, 2017, the Company entered into a credit agreement (the “Priming Credit Agreement” and, together with the Senior Credit Facilities, the “Prior Credit Agreements”) with certain existing lenders under the Senior Credit Facilities and SunTrust, as administrative agent for itself and the lenders. The Priming Credit Agreement provides an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing.
On June 29, 2017, the Company entered into (i) a first lien note purchase agreement (the “First Lien Note Facility”), among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “First Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the First Lien Note Purchasers (the “First Lien Collateral Agent”), pursuant to which the Company issued first lien senior secured notes in an aggregate principal amount of $200.0 million (the “First Lien Notes”); and (ii) a second lien note purchase agreement (the “Second Lien Note Facility” and, together with the First Lien Note Facility, the “Notes Facilities”) among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “Second Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the Second Lien Note Purchasers (the “Second Lien Collateral Agent” and, together with the First Lien Collateral Agent, the “Collateral Agent”), pursuant to which the Company (a) issued second lien senior secured notes in an aggregate initial principal amount of $100.0 million (the “Initial Second Lien Notes”) and (b) has the ability to draw upon the Second Lien Note Facility and issue second lien delayed draw senior secured notes in an aggregate initial principal amount of $10.0 million for a period of 18 months after the Closing Date, subject to certain terms and conditions (the “Second Lien Delayed Draw Notes” and, together with the Initial Second Lien Notes, the “Second Lien Notes”; the Second Lien Notes, together with the First Lien Notes, the “Notes”). Funds managed by Ares are acting as lead purchasers for the Notes Facilities.
The Company used the proceeds of the sale of the First Lien Notes and the Initial Second Lien Notes pursuant to the Note Facilities to repay in full all amounts outstanding under the Prior Credit Agreements. Each of the Prior Credit Agreements was terminated following such repayment. The Company used the remaining proceeds of $15.9 million of the Notes Facilities, net of $0.2 million in associated costs, and the Second Quarter 2017 Private Placement for working capital and general corporate purposes.
The First Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) the base rate (defined as the highest of the Federal Funds Rate plus 0.5% per annum, the Prime Rate as published by The Wall Street Journal and the one-month London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor) plus 1.0%), or (ii) the one-month LIBOR rate (subject to a 1.0% floor), plus a margin of 6.0% if the base rate is selected or 7.0% if the LIBOR Option is selected. The First Lien Notes mature on August 15, 2020, provided that if the Company’s existing 8.875% Senior Notes due 2021 (the “2021 Notes”) are refinanced prior to August 15, 2020, then the scheduled maturity date of the First Lien Notes shall be June 30, 2022.
The First Lien Notes will amortize in equal quarterly installments equal to 0.625% of the aggregate principal amount of the First Lien Note Facility, commencing on September 30, 2019, and on the last day of each third month thereafter, with the balance payable at maturity. The First Lien Notes are pre-payable at the Company’s option at specified premiums to the principal amount that will decline over the term of the First Lien Note Facility. If the First Lien Notes are prepaid prior to the second anniversary of the Closing Date, the Company will be required to pay a make-whole premium based on the present value (using a discount rate based on the specified treasury rate plus 50 basis points) of all remaining interest payments on the First Lien Notes being prepaid prior to the second anniversary of the Closing Date, plus 4.0% of the principal amount of First Lien Notes being prepaid. On or after the second anniversary of the Closing Date, the prepayment premium is 4.0%, which declines to 2.0% on or after the third anniversary of the Closing Date, and declines to 0.0% on or after the fourth anniversary of the Closing Date. At any time, the Company may pre-pay up to $50.0 million in aggregate principal amount of the First Lien Notes from internally generated cash without incurring any make-whole or prepayment premium. The occurrence of certain events of default may increase the applicable rate of interest by 2.0% and could result in the acceleration of the Company’s obligations under the First Lien Note Facility prior to stated maturity and an obligation of the Company to pay the full amount of its obligations under the First Lien Note Facility.
The First Lien Note Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. In addition, the obligations under the First Lien Note Facility will be guaranteed by joint and several guarantees from the Company’s subsidiaries.
In connection with the First Lien Note Facility, the Company, its subsidiaries and the First Lien Collateral Agent entered into a First Lien Guaranty and Security Agreement, dated as of June 29, 2017 (the “First Lien Guaranty and Security Agreement”). Pursuant to the First Lien Guaranty and Security Agreement, the obligations under the First Lien Notes will be secured by first priority liens on, and security interests in, substantially all of the assets of the Company and its subsidiaries.
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
The Second Lien Notes are not subject to scheduled amortization installments. The Second Lien Notes are pre-payable at the Company’s option at specified premiums to the principal amount that will decline over the term of the Second Lien Note Facility. If the Second Lien Notes are prepaid prior to the third anniversary of the Closing Date, the Company will need to pay a make-whole premium based on the present value (using a discount rate based on the specified treasury rate plus 50 basis points) of all remaining interest payments on the Second Lien Notes being prepaid prior to the third anniversary of the Closing Date, plus 4.0% of the principal amount of Second Lien Notes being prepaid. On or after the third anniversary of the Closing Date, the prepayment premium is 4.0%, which declines to 2.0% on or after the fourth anniversary of the Closing Date, and declines to 0.0% on or after the fifth anniversary of the Closing Date. The occurrence of certain events of default may increase the applicable rate of interest by 2.0% and could result in the acceleration of the Company’s obligations under the Second Lien Note Facility prior to stated maturity and an obligation of the Company to pay the full amount of its obligations under the Second Lien Note Facility.
The Second Lien Note Facility contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross-defaults to material indebtedness and events constituting a change of control. In addition, the obligations under the Second Lien Note Facility will be guaranteed by joint and several guarantees from the Company’s subsidiaries.
In connection with the Second Lien Note Facility, the Company, its subsidiaries and the Second Lien Collateral Agent entered into a Second Lien Guaranty and Security Agreement, dated as of June 29, 2017 (the “Second Lien Guaranty and Security Agreement”). Pursuant to the Second Lien Guaranty and Security Agreement, the obligations under the Second Lien Notes will be secured by second priority liens on, and security interests in, substantially all of the assets of the Company and its subsidies.
In connection with the First Lien Note Facility and the Second Lien Note Facility, the Company, the First Lien Collateral Agent and the Second Lien Collateral Agent, entered into an intercreditor agreement containing customary provisions to, among other things, subordinate the lien priority of the liens granted under the Second Lien Note Facility to the liens granted under the First Lien Note Facility.

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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2017, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.
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
As a result of the exchanges discussed above, there are, as of June 30, 2017 (a) 21,645 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.
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
2016 Shelf Registration
We filed a shelf registration statement on Form S-3 under the Securities Act on April 1, 2016, which was declared effective May 2, 2016 (the “2016 Shelf”). Under the 2016 Shelf at the time of effectiveness, we had the ability to raise up to $200.0 million, in one or more transactions, by selling common stock, preferred stock, debt securities, warrants, units and rights.
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
The aggregate consideration paid by the Company in the Home Solutions Transaction was equal to (i) the Cash Consideration; plus (ii)(a) the Transaction Closing Equity Consideration and (b) the RSUs, issuable in two tranches, Tranche A and Tranche B, with different vesting conditions. The number of shares of Company common stock in Tranche A will be approximately 3.1 million. The number of shares of Company common stock in Tranche B will be approximately 4.0 million. Upon close of the Transaction the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. The Home Solutions Agreement provides Home Solutions with certain customary registration rights that required us, within 30 days following the closing of the Home Solutions Transaction, to file a registration statement for the selling stockholder’s resale of the Transaction Closing Equity Consideration and the Contingent Shares pursuant to the Securities Act. The Company filed the registration statement on October 7, 2016 and it was declared effective on October 27, 2016.
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
First Quarter 2017 Private Placement
On March 1, 2017, the Company entered into a Stock Purchase Agreement (the “First Quarter Stock Purchase Agreement”) with Venor Capital Master Fund Ltd., Map 139 Segregated Portfolio of LMA SPC, Venor Special Situations Fund II LP and Trevithick LP (the “First Quarter Stockholders”). Pursuant to the First Quarter Stock Purchase Agreement, the Company sold an aggregate of 3.3 million shares of its common stock (the “First Quarter Shares”) for aggregate gross proceeds of approximately $5.1 million in a private placement transaction (the “First Quarter 2017 Private Placement”). The purchase price for each Share was $1.5366, which was negotiated between the Company and the Stockholders based on the volume-weighted average price of the Company’s common stock on the NASDAQ Global Market on March 1, 2017. Proceeds from the First Quarter 2017 Private Placement will be used for working capital and general corporate purposes.
2017 Warrants
In connection with the Second Lien Note Facility (as defined below), the Company will also issue warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes (as defined below) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “2017 Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the 2017 Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “2017 Warrant Agreement”); provided, however, the Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (as defined below) (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustments in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrant, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.
Second Quarter 2017 Private Placement
On June 29, 2017, the Company entered into a Stock Purchase Agreement (the “Second Quarter Stock Purchase Agreement”) with a fund managed by Ares Management L.P. (“Ares” or the “Second Quarter Stock Purchaser”). Pursuant to the terms of the Second Quarter Stock Purchase Agreement, the Company issued and sold to the Second Quarter Stock Purchaser in a private placement (the “Second Quarter 2017 Private Placement”) 6,359,350 shares of Common Stock (the “Second Quarter Shares”) at a price of $2.50 per share, for proceeds of approximately $15.9 million, net of $0.2 million in associated costs.
Second Quarter Registration Rights Agreement
In connection with the 2017 Warrants and the Second Quarter 2017 Private Placement, the Company entered into a Registration Rights Agreement (the “Second Quarter 2017 Registration Rights Agreement”) with the holders of the 2017 Warrants and the Second Quarter Stock Purchaser. Pursuant to the Second Quarter 2017 Registration Rights Agreement, subject to certain exceptions, the Company is required, upon the request of the Second Quarter Stock Purchaser and holders of the 2017 Warrants, to register the resale of the Second Quarter Shares and the shares of Common Stock issuable upon exercise of the 2017 Warrants. Pursuant to the terms of the Second Quarter 2017 Registration Rights Agreement, these registration rights will not become effective until twelve months after the Closing Date, and the costs incurred in connection with such registrations will be borne by the Company.
Income Taxes
At June 30, 2017, we had Federal net operating loss (“NOL”) carry forwards of approximately $373.8 million, of which $14.3 million is subject to an annual limitation, which will begin expiring in 2026 and later. We have post-apportioned state NOL carry forwards of approximately $414.4 million, the majority of which will begin expiring in 2017 and later.

Future Cash Requirements
Net cash used in operating activities from continuing operations totaled $4.1 million during the six months ended June 30, 2017. Our working capital increased $41.9 million as of June 30, 2017 compared to December 31, 2016, primarily as a result of an increase in our cash and cash equivalents of $31.0 million attributable to the net proceeds received from the 2017 Private Placement and the Priming Credit Agreement. At June 30, 2017, we had $40.5 million of unrestricted cash on hand and, until December 2018, $10.0 million of delayed draw capacity under the Second Lien Notes Facility to supplement our working capital needs.
If we cannot successfully execute our strategic plans we will likely require additional or alternative sources of liquidity, including additional borrowings.
On June 29, 2017, we entered into the Notes Facilities pursuant to which we issued new senior secured notes and refinanced our existing senior secured credit facilities. Please refer to “Debt Facilities” in this section.
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
As of the filing of this Quarterly Report, we expect that our cash on hand and cash from operations will be sufficient to fund our anticipated working capital, scheduled interest repayments and other cash needs for at least the next 12 months. Principal payments on the Notes Facilities are not required until September 30, 2018.
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and satisfaction of liabilities in the ordinary course of business. As such, they do not include any adjustments to the recoverability and reclassification of recorded amounts that might be necessary should we be unable to continue as a going concern.
The UnitedHealthcare contract will terminate effective on September 30, 2017. Following a negotiation process it became apparent our business demands do not align, and UnitedHealthcare and the Company were unable to find an agreement that was beneficial to both parties. The termination of this agreement is consistent with our CORE initiative, which focuses on growth of our profitable business segments. We anticipate that the UnitedHealthcare contract termination, exclusive of certain provisions, will have a negative impact to 2017 revenue and a neutral impact to 2017 adjusted EBITDA. Because the UnitedHealthcare contract was not profitable, its termination is expected to have a negative impact on revenues but a positive impact on adjusted EBITDA outlook going forward (see Note 8 - Concentration of Risk).

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our exposure to market risk since the Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 7 within the financial statements section of this document.

Item 1A.	Risk Factors
The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 are hereby incorporated by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The information disclosed in Part I Item 2 under the headings “2017 Warrants” and “Second Quarter 2017 Private Placement” is hereby incorporated by reference. The Company relied on Section 4(a)(2) of the Securities Act for both the issuance of the 2017 Warrants and the Common Shares in the Second Quarter 2017 Private Placement.

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
4.1
Registration Rights Agreement, dated June 29, 2017, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

4.2
Warrant Agreement, dated June 29, 2017, by and among the Company and the subscribers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.1
Offer Letter, dated April 10, 2017, by and between the Company and Stephen M. Deitsch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2017, SEC File Number 001-11993).

10.2
First Lien Note Purchase Agreement, dated as of June 29, 2017, by and among the Company, the financial institutions and note purchasers from time to time party thereto, and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.3
First Lien Guaranty and Security Agreement, dated as of June 29, 2017, by and the Company, the subsidiaries of the Company signatory thereto and Wells Fargo Bank, National Association as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.4
Second Lien Note Purchase Agreement, dated as of June 29, 2017, by and among the Company, the financial institutions and note purchasers from time to time party thereto, and Wells Fargo Bank, National Association as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.5
Second Lien Guaranty and Security Agreement, dated as of June 29, 2017, by and the Company, the subsidiaries of the Company signatory thereto and Wells Fargo Bank, National Association as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.6
Warrant Purchase Agreement, dated as of June 29, 2017, by and among the Company and the subscribers signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

10.7
Stock Purchase Agreement, dated as of June 29, 2017, by and among the Company and the purchaser signatory thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 29, 2017, SEC File Number 001-11993).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2017.

BIOSCRIP INC.

/s/ C. Britt Jeffcoat
C. Britt Jeffcoat
Vice President, Controller and Chief Accounting Officer