Form 10-Q
period 2017-09-30
BioScrip, Inc.
filed 2017-11-02
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

On October 30, 2017, there were 127,515,573 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,013	$9,569
Restricted cash	4,950	—
Receivables, less allowance for doubtful accounts of $46,820 and $44,730 as of September 30, 2017 and December 31, 2016, respectively	89,215	111,811
Inventory	27,775	36,165
Prepaid expenses and other current assets	15,222	18,507
Total current assets	170,175	176,052
Property and equipment, net	28,726	32,535
Goodwill	367,198	365,947
Intangible assets, net	21,734	31,043
Other non-current assets	2,415	2,163
Total assets	$590,248	$607,740
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,828	$18,521
Accounts payable	42,691	59,134
Amounts due to plan sponsors	4,890	3,799
Accrued interest	3,198	6,705
Accrued expenses and other current liabilities	36,419	42,191
Total current liabilities	89,026	130,350
Long-term debt, net of current portion	476,753	433,413
Deferred taxes	4,150	2,281
Other non-current liabilities	18,879	1,257
Total liabilities	588,808	567,301
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,645 shares issued and outstanding as of September 30, 2017 and December 31, 2016; and $2,833 and $2,603 liquidation preference as of September 30, 2017 and December 31, 2016, respectively	2,732	2,462
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of September 30, 2017 and December 31, 2016; and $82,173 and $75,491 liquidation preference as of September 30, 2017 and December 31, 2016, respectively	76,706	69,540
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 127,520,628 and 117,682,543 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	13	12
Treasury stock, 5,106 and no shares outstanding, at cost, as of September 30, 2017 and December 31, 2016	(16)	—
Additional paid-in capital	626,567	611,844
Accumulated deficit	(704,562)	(643,419)
Total stockholders’ deficit	(77,998)	(31,563)
Total liabilities and stockholders’ deficit	$590,248	$607,740

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$198,692	$224,542	$634,608	$695,466
Cost of revenue (excluding depreciation expense)	131,516	161,957	433,538	504,485
Gross profit	67,176	62,585	201,070	190,981

Other operating expenses	38,325	42,729	125,169	123,006
Bad debt expense	6,600	7,727	19,987	19,598
General and administrative expenses	9,784	9,948	29,287	30,413
Restructuring, acquisition, integration, and other expenses, net	4,037	2,368	11,171	9,326
Change in fair value of equity linked liabilities	1,080	—	1,080	—
Depreciation and amortization expense	6,552	4,166	20,329	12,956
Interest expense	13,175	9,331	38,635	28,212
Loss on extinguishment of debt	—	—	13,453	—
(Gain) loss on dispositions	(33)	(3,015)	652	(3,954)
Loss from continuing operations, before income taxes	(12,344)	(10,669)	(58,693)	(28,576)
Income tax expense	60	421	1,397	593
Loss from continuing operations, net of income taxes	(12,404)	(11,090)	(60,090)	(29,169)
(Loss) income from discontinued operations, net of income taxes	(113)	(174)	(1,053)	134
Net loss	$(12,517)	$(11,264)	$(61,143)	$(29,035)
Accrued dividends on preferred stock	(2,394)	(2,138)	(6,911)	(6,192)
Deemed dividends on preferred stock	(175)	(173)	(525)	(518)
Loss attributable to common stockholders	$(15,086)	$(13,575)	$(68,579)	$(35,745)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.12)	$(0.55)	$(0.42)
Loss from discontinued operations, basic and diluted	—	—	(0.01)	—
Loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.56)	$(0.42)

Weighted average common shares outstanding, basic and diluted	127,488	114,826	122,519	85,701

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(61,143)	$(29,035)
Less: (Loss) income from discontinued operations, net of income taxes	(1,053)	134
Loss from continuing operations, net of income taxes	(60,090)	(29,169)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	20,329	12,956
Amortization of deferred financing costs and debt discount	4,612	3,005
Change in fair value of contingent consideration	—	(4,597)
Change in fair value of equity linked liabilities	1,080	—
Change in deferred income tax	1,869	536
Compensation under stock-based compensation plans	1,573	3,347
Loss (gain) on dispositions	652	(3,954)
Loss on extinguishment of debt	13,453	—
Changes in assets and liabilities:
Receivables, net of bad debt expense	22,596	6,720
Inventory	6,997	12,802
Prepaid expenses and other assets	3,033	9,161
Accounts payable	(17,292)	(31,248)
Amounts due to plan sponsors	1,091	461
Accrued interest	(3,507)	(4,629)
Accrued expenses and other liabilities	(739)	(7,841)
Net cash used in operating activities from continuing operations	(4,343)	(32,450)
Net cash used in operating activities from discontinued operations	(6,553)	(6,088)
Net cash used in operating activities	(10,896)	(38,538)
Cash flows from investing activities:
Cash consideration paid for acquisition, net of cash acquired	—	(67,516)
Purchases of property and equipment	(5,045)	(8,044)
Proceeds from dispositions	—	4,177
Investment in restricted cash	(4,950)	—
Net cash used in investing activities	(9,995)	(71,383)
Cash flows from financing activities:
Proceeds from priming credit agreement, net of expenses	23,060	—
Capitalized fees attributable to extinguishment of debt	(980)	—
Net proceeds from issuance of equity, net of issuance costs	20,776	83,267
Borrowings on long-term debt, net of expenses	294,446	—
Borrowings on revolving credit facility	563	84,000
Repayments on revolving credit facility	(55,863)	(60,000)
Principal payments of long-term debt	(236,770)	(9,411)
Repayments of capital leases	(792)	(525)
Other	(105)	(152)
Net cash provided by financing activities	44,335	97,179
Net change in cash and cash equivalents	23,444	(12,742)
Cash and cash equivalents - beginning of period	9,569	15,577
Cash and cash equivalents - end of period	$33,013	$2,835
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,454	$30,128
Cash paid during the period for income taxes	$327	$260
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred to acquire property and equipment	$1,825	$—
Issuance of 3,750,000 shares in connection with Home Solutions acquisition	—	9,938

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
The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and nine months ended September 30, 2017 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.
The Unaudited Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of September 30, 2017, the Company had a restricted cash balance, in a money market account, of approximately $5.0 million to cash collateralize outstanding letters of credit.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,566	$7,897	$26,463	$19,891	$8,278	$28,169
Commercial	72,744	22,603	95,347	97,744	19,848	117,592
Patient	3,440	10,785	14,225	3,955	6,825	10,780
Gross accounts receivable	$94,750	$41,285	136,035	$121,590	$34,951	156,541
Allowance for doubtful accounts			(46,820)			(44,730)
Net accounts receivable			$89,215			$111,811

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
In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In addition, in March and April 2016, the FASB issued new guidance intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. Both amendments permit the use of either a full or modified retrospective transition method and are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early application permitted. The Company has not elected early adoption and will apply the modified retrospective approach upon adoption which would apply the new guidance only to contracts that are not completed at the adoption date and would not adjust prior reporting periods. The Company continues to evaluate and refine its estimate of the impact of the adoption of the new revenue standard on its consolidated financial statements, with emphasis on evaluation of the nature of multi-parties involved in health care services transactions, variable consideration arising from third party payer settlements, implicit rate concessions, customer acquisition costs, the impact of new disclosures required by the standard, and finalization of appropriate processes and procedures.

NOTE 3 — LOSS PER SHARE
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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Loss from continuing operations, net of income taxes	$(12,404)	$(11,090)	$(60,090)	$(29,169)
Income (loss) from discontinued operations, net of income taxes	(113)	(174)	(1,053)	134
Net loss	$(12,517)	$(11,264)	$(61,143)	$(29,035)
Accrued dividends on preferred stock	(2,394)	(2,138)	(6,911)	(6,192)
Deemed dividend on preferred stock	(175)	(173)	(525)	(518)
Loss attributable to common stockholders	$(15,086)	$(13,575)	$(68,579)	$(35,745)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	127,488	114,826	122,519	85,701

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.12)	$(0.55)	$(0.42)
Loss from discontinued operations, basic and diluted	—	—	(0.01)	—
Loss per common share, basic and diluted	$(0.12)	$(0.12)	$(0.56)	$(0.42)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended September 30, 2017 and 2016 excludes the effect of 12.5 million and 14.0 million shares, respectively, and the computation of the diluted shares for the nine months ended September 30, 2017 and 2016 excludes the effect of 16.2 million and 15.5 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering, as well as the 2017 Warrants (see Note 4 - Stockholders’ Deficit), stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 4 — STOCKHOLDERS’ DEFICIT
Carrying Value of Series A Preferred Stock
As of September 30, 2017, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 10, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to September 30, 2017. The following table sets forth the activity recorded during the nine months ended September 30, 2017 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2016	$2,462
Accretion of discount related to issuance costs	40
Dividends recorded through September 30, 2017 [1]	230
Series A Preferred Stock carrying value September 30, 2017	$2,732
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
Carrying Value of Series C Preferred Stock
As of September 30, 2017, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 16, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to September 30, 2017. The following table sets forth the activity recorded during the nine months ended September 30, 2017 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2016	$69,540
Accretion of discount related to issuance costs	485
Dividends recorded through September 30, 2017 [1]	6,681
Series C Preferred Stock carrying value September 30, 2017	$76,706

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
As of September 30, 2017, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $2.8 million and $82.2 million, respectively.
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

2017 Warrants
In connection with the Second Lien Note Facility (as defined below), the Company issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes (as defined below) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the 2017 Warrants, dated as of June 29, 2017 (the “Warrant Agreement”); provided, however, the 2017 Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (as defined below) (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
The 2017 Warrants have a 10 year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the 2017 Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity. The 2017 Warrants are reflected as a liability in other non-current liabilities on the balance sheet and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants, subsequent to a remeasurement adjustment of $1.1 million, is $18.0 million at September 30, 2017.
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
NOTE 5 — ACQUISITIONS
On September 9, 2016, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of HS Infusion Holdings, Inc. (“Home Solutions”) and its subsidiaries (the “Home Solutions Transaction”) pursuant to an Asset Purchase Agreement dated June 11, 2016 (as amended, the “Home Solutions Agreement”), by and among Home Solutions, a Delaware corporation, certain subsidiaries of Home Solutions, the Company and HomeChoice Partners, Inc., a Delaware corporation. The aggregate consideration paid by the Company in the transaction was equal to (i) $67.5 million in cash; plus (ii) (a) 3,750,000 shares of Company common stock and (b) the right to receive contingent equity securities of the Company, in the form of restricted shares of Company common stock (the “RSUs”), issuable in two tranches, Tranche A and Tranche B, with different vesting conditions. The number of shares of Company common stock in Tranche A is 3.1 million and the number of shares of Company common stock in Tranche B is 4.0 million, each subject to vesting conditions. Upon close of the transaction, the RSUs had no intrinsic value, but are reported in our consolidated financial statements at their estimated fair value at the date of issuance. Upon approval of the Charter Amendment, as defined below, on November 30, 2016, the date at which sufficient shares were available should the RSUs vest and become issuable, the liability was remeasured to its then-current fair value and reclassified to equity.
The following table sets forth the consideration transferred in connection with the acquisition of Home Solutions as of September 9, 2016 (in thousands):

Cash	$67,516
Equity issued at closing	9,938
Capital lease obligation assumed	301
Fair value of contingent consideration	15,400
Total consideration	$93,155
The following table sets forth the fair value of the assets acquired and liabilities assumed upon acquisition of Home Solutions (in thousands):

Accounts receivable	$11,956
Inventories	3,199
Prepaids and other assets	852
Total current assets	$16,007
Property and equipment	4,350
Goodwill	58,468
Managed care contracts	24,600
Licenses	5,400
Trade name	1,800
Non-compete agreements	200
Other non-current assets	891
Total assets	$111,716
Accounts payable	14,575
Accrued liabilities	3,986
Current liabilities	$18,561
Total fair value of cash and contingent consideration	$93,155
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
In accordance with ASC Topic 805 Business Combinations (“ASC 805”), the allocation of the purchase price is subject to adjustment during the measurement period after the closing date (September 9, 2016) when additional information on assets and liability valuations becomes available. The Company has finalized its valuation of certain assets and liabilities recorded pursuant to the acquisition including intangible assets and contingent consideration.
Under the Home Solutions Agreement, the Company did not purchase, among other things, any accounts receivable associated with governmental payors. However, the Home Solutions Agreement stipulates that collections of government receivables, as of the first anniversary of the closing date, in an amount less than the amount estimated as government receivables in the Closing Certificate (such difference, the “Shortfall Amount”), must be paid to the seller. On October 4, 2017, the Company and Home Solutions agreed to defer the measurement of the Shortfall Amount from the first anniversary of the closing date to December 31, 2017 in exchange for a payment by the Company of $500,000, which would be credited toward any amount ultimately owed to Home Solutions. The Company continues to evaluate the collectability of the government receivables and, as of September 30, 2017, has recognized a liability of $0.9 million, reflected in current liabilities and allocated in the purchase price, in anticipation of a shortfall in actual collections.

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
Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring and other expenses	$3,791	$2,372	$10,643	$6,304
Acquisition and integration expense	246	4,695	528	7,619
Change in fair value of contingent consideration	—	(4,699)	—	(4,597)
Total restructuring, acquisition, integration, and other expense, net	$4,037	$2,368	$11,171	$9,326
NOTE 7 — DEBT
As of September 30, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Senior Credit Facilities	$—	$265,507
First Lien Note Facility, net of unamortized discount	198,163	—
Second Lien Note Facility, net of unamortized discount	84,129	—
2021 Notes, net of unamortized discount	197,184	196,670
Capital leases	3,242	2,209
Less: Deferred financing costs	(4,137)	(12,452)
Total Debt	478,581	451,934
Less: Current portion	(1,828)	(18,521)
Long-term debt, net of current portion	$476,753	$433,413
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
In connection with the Second Lien Note Facility, the Company also issued the 2017 Warrants to the purchasers of the Second Lien Notes pursuant to the Warrant Purchase Agreement. The 2017 Warrants entitle the purchasers of the 2017 Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement. The 2017

Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities in the unaudited consolidated balance sheet. The 2017 Warrants, subsequent to a remeasurement adjustment of $1.1 million, are carried at a fair value of $18.0 million at September 30, 2017.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of September 30, 2017, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

Fair Value of Financial Instruments
The following details the carrying value and the fair value of our financial instruments (in thousands):

Financial Instrument	Carrying Value as of September 30, 2017	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$198,163	$—	$—	$199,122
Second Lien Note Facility	84,129	—	—	$100,187
2017 Warrants	17,988	—	17,988	—
2021 Notes	197,184	—	184,138	—
Total	$497,464	$—	$202,126	$299,309
The fair value hierarchy for disclosure of fair value measurements is as follows:
Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2:  Quoted prices, other than quoted prices included in Level 1, which are observable for the assets or liabilities, either directly or indirectly.
Level 3:  Inputs that are unobservable for the assets or liabilities.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable, and capital leases. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Breach of Contract Litigation in the Delaware Court of Chancery
On November 3, 2015, Walgreen Co. and various affiliates (“Walgreens”) filed a lawsuit in the Delaware Court of Chancery against the Company and certain of its subsidiaries (collectively, the “Defendants”). The complaint alleges that the Company breached certain non-compete provisions contained in the Community Pharmacy and Mail Business Purchase Agreement dated as of February 1, 2012, by and among Walgreens and certain subsidiaries and the Company and certain subsidiaries. The complaint seeks both money damages and injunctive relief. On December 7, 2015, the Defendants filed a motion to dismiss the case. Walgreens filed an answering brief on January 11, 2016, and the Defendants filed a reply on January 25, 2016. On March 11, 2016, the Court held oral argument on the Company’s motion to dismiss and granted the motion, holding that Walgreens’ breach of contract claims for money damages must be resolved in accordance with the 2012 Purchase Agreement’s alternative dispute resolution procedure. On March 15, 2016, Walgreens informed the Court that it would not be pursuing any claims for injunctive relief in the Court at that time, but instead would engage in the required alternative dispute resolution procedure. Walgreens requested that the Court keep the case open pending the results of that process. On March 16, 2016, the Court stayed the lawsuit and removed the trial from its calendar, but did not grant Walgreens any other relief or enjoin the Company from taking any action. On December 8, 2016, the parties submitted the dispute to an arbitrator. On December 28, 2016, the arbitrator rendered its decision, finding that the Company had not violated the non-compete, except for certain limited sales of oral oncology, HIV and transplant pharmaceuticals, constituting approximately 3 percent of the total sales that Walgreens claimed were made in violation of the agreement. The arbitrator also concluded that Walgreens was not entitled to recover its lost profits or lost revenues as a result of any such sales. Despite that ruling, the arbitrator awarded Walgreens $5.8 million in damages, or approximately 20 percent of the total amount requested. On January 13, 2017, the Company filed a motion to vacate the arbitration award. On February 10, 2017, Walgreens opposed the Company’s motion and filed a motion to confirm the arbitration award and for other relief. On July 19, 2017, the Court confirmed the arbitration award and denied Walgreens’ request for injunctive relief. Following that decision, the parties entered into a global settlement of all disputes related to the non-compete provisions and the lawsuit was dismissed. The Company paid the settlement amount in August.
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
The Derivative Complaint alleges generally that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings and stock sales. The Derivative Complaint also contends that certain defendants aided and abetted those alleged breaches. The damages sought are not quantified but include, among other things, claims for money damages, restitution, disgorgement, equitable relief, reasonable attorneys’ fees, costs and expenses, and interest. The Derivative Complaint incorporates the same factual allegations from In re BioScrip, Inc., Securities Litigation (described below). On June 16, 2015, all defendants moved to dismiss the case. Briefing for the motion to dismiss was completed on November 30, 2015, and the court heard oral argument on the motion to dismiss on January 12, 2016. During the hearing, the court requested additional briefing, which was completed on February 12, 2016. On May 31, 2016, the court determined that the Derivative Plaintiff’s claims could not proceed as pled but granted the Derivative Plaintiff thirty days in which to make a motion to amend the Derivative Complaint. The court reserved decision on the motion to dismiss and on June 29, 2016, the Derivative Plaintiff filed a motion for leave to file an amended complaint. On October 10, 2016, all defendants moved to dismiss the amended complaint and the Court heard oral argument on January 19, 2017. On April 18, 2017, the Court granted the defendants’ motion to dismiss. Plaintiffs filed a notice of appeal on May 12, 2017 and the matter was fully briefed as of August 24, 2017.
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

NOTE 9 — CONCENTRATION OF RISK
Customer and Credit Concentration Risk
The Company provides trade credit to its customers in the normal course of business. One commercial payor, United Healthcare, accounted for approximately 18.1% and 24.1% of revenue during the three months ended September 30, 2017 and 2016, respectively, and approximately 21.0% and 24.8% of revenue during the nine months ended September 30, 2017 and 2016, respectively. This contract, exclusive of certain provisions, terminated effective September 30, 2017. In addition, Medicare accounted for approximately 9.9% and 7.6% of revenue during the three months ended September 30, 2017 and 2016, respectively, and 7.9% and 7.7% of revenue during the nine months ended September 30, 2017 and 2016.
Therapy Revenue Concentration Risk
The Company sells products related to the Immune Globulin therapy, which represented 21.3% and 19.1% of revenue for the three months ended September 30, 2017 and 2016, respectively, and 21.5% and 17.8% of revenue for the nine months ended September 30, 2017 and 2016.
NOTE 10 — INCOME TAXES
The Company’s federal and state income tax provision from continuing operations for the three months and nine months ended September 30, 2017 and 2016 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current
Federal	$(925)	$—	$(925)	$—
State	378	118	528	143
Total current	(547)	118	(397)	143
Deferred
Federal	515	268	1,523	393
State	92	35	271	57
Total deferred	607	303	1,794	450
Total income tax expense	$60	$421	$1,397	$593
The income tax expense recognized for the three months and nine months ended September 30, 2017 is a result of an increase in the deferred tax liability, partially offset by a receivable recognized upon the acceleration of an existing Alternative Minimum Tax credit.
The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax benefit at statutory rate	$(4,307)	$(3,730)	$(20,543)	$(10,002)
State tax expense, net of federal taxes	378	131	528	134
Alternative minimum tax receivable	(925)	—	(925)	—
Valuation allowance changes affecting income tax provision	4,876	4,967	22,194	10,282
Non-deductible transaction costs and other	38	(947)	143	179
Income tax expense	$60	$421	$1,397	$593
At September 30, 2017, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $389.1 million, of which $13.6 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company has post-apportioned state NOL carry forwards of approximately $432.8 million, the majority of which will begin expiring in 2017 and later.

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
As of September 30, 2017, 4,524,890 shares remain available for grant under the 2008 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.1 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $2.7 million during the nine months ended September 30, 2017 and 2016, respectively.
Restricted Stock
The Company recognized $0.4 million of compensation expense related to restricted stock awards during the three months ended September 30, 2017 and 2016 and $0.6 million and $0.4 million of compensation expense during the nine months ended September 30, 2017 and 2016, respectively.
Stock Appreciation Rights and Market Based Cash Awards
The Company recognized nominal amounts of compensation expense related to stock appreciation rights during the three months ended September 30, 2017 and 2016, and nominal and $0.1 million of compensation expense during the nine months ended September 30, 2017 and 2016, respectively.
The Company recognized nominal compensation expense related to market based cash awards during the three months ended September 30, 2017 and 2016 and $0.1 million of compensation expense during nine months ended September 30, 2017 and 2016.
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
As of September 30, 2017, 101,969 shares remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 648,031 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. The Company incurred nominal expense during the three months ended September 30, 2017 and 2016, and just over $0.1 million during the nine months ended September 30, 2017 and 2016, related to the ESPP.

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
Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our Notes Facility (as defined below) and unsecured notes indenture;

•	risks associated with our issuance of Preferred Stock and warrants to Coliseum Capital Partners L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC;

•	risks associated with the exchanges of our Preferred Stock;

•	risks associated with our issuance of the 2017 Warrants (as defined below);

•	risks associated with the First Quarter 2017 Private Placement and the Second Quarter 2017 Private Placement (each as defined below);

•	risks associated with the Notes Facilities (as defined below);

•	risks associated with our issuance of common stock in the 2016 Equity Offering (as defined below);

•	risks associated with the retention or transition of executive officers and key employees

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing;

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
Business Overview
We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 66 service locations in 27 states.
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

Regulatory Matters Update
Approximately 19.2% and 14.0% of revenue for the three months ended September 30, 2017 and 2016, respectively, and approximately 17.1% and 16.1% of revenue for the nine months ended September 30, 2017 and 2016 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs indirectly through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months and nine months ended September 30, 2017, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.
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
Medicare
There have been recent federal efforts to reduce Medicare spending. Congress passed the PPACA, followed by the Health Care and Education Reconciliation Act of 2010, which amended PPACA. In August 2011, Congress passed a deficit reduction agreement that created a committee tasked with proposing legislation to reduce the federal deficit by November 23, 2011. Because the committee did not act, automatic Medicare cuts were scheduled to go into effect January 1, 2013. However, Congress passed legislation extending the time for such cuts by three months. Thus, Medicare reimbursement to providers was reduced overall by 2% (as part of sequestration) beginning April 1, 2013. In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 established requirements for a competitive bidding program for determining Medicare reimbursement rates for certain items of durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”), including enteral nutrients, supplies and equipment, certain respiratory therapy and home medical equipment products and external infusion pumps and supplies.
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
Approximately 9.9% and 7.9% of revenue for the three months and nine months ended September 30, 2017 was derived from Medicare, respectively.
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
We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. There have been no changes to critical accounting estimates in the nine months ended September 30, 2017. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.
Collectability of Accounts Receivable
The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2017			December 31, 2016
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,566	$7,897	$26,463	$19,891	$8,278	$28,169
Commercial	72,744	22,603	95,347	97,744	19,848	117,592
Patient	3,440	10,785	14,225	3,955	6,825	10,780
Gross accounts receivable	$94,750	$41,285	136,035	$121,590	$34,951	156,541
Allowance for doubtful accounts			(46,820)			(44,730)
Net accounts receivable			$89,215			$111,811

Results of Operations
The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months and nine months ended September 30, 2017 with the results of operations for the corresponding periods in 2016.
Three months ended September 30, 2017 compared to three months ended September 30, 2016

	Three Months Ended September 30,		As a Percentage of Revenue
	(in thousands)
	2017	2016	2017	2016
Net revenue	$198,692	$224,542	100.0%	100.0%
Gross profit, excluding depreciation expense	67,176	62,585	33.8%	27.9%
Other operating expenses	38,325	42,729	19.3%	19.0%
Bad debt expense	6,600	7,727	3.3%	3.4%
General and administrative expenses	9,784	9,948	4.9%	4.4%
Restructuring, acquisition, integration, and other expenses, net	4,037	2,368	2.0%	1.1%
Depreciation and amortization expense	6,552	4,166	3.3%	1.9%
Interest expense	13,175	9,331	6.6%	4.2%
Change in fair value of equity linked liabilities	1,080	—	0.5%	—%
Gain on dispositions	(33)	(3,015)	—%	(1.3)%
Loss from continuing operations, before income taxes	(12,344)	(10,669)	(6.2)%	(4.8)%
Income tax expense	60	421	—%	0.2%
Loss from continuing operations, net of income taxes	(12,404)	(11,090)	(6.2)%	(4.9)%
(Loss) income from discontinued operations, net of income taxes	(113)	(174)	(0.1)%	(0.1)%
Net loss	$(12,517)	$(11,264)	(6.3)%	(5.0)%
Net Revenue. Net revenue for the three months ended September 30, 2017 decreased $25.9 million, or 11.5%, to $198.7 million, compared to net revenue of $224.5 million for the same period in 2016. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, the impact of the Cures Act, and the impact of the UnitedHealthcare contract transition.
Gross Profit, Excluding Depreciation Expense. Gross profit consists of revenue less cost of revenue. The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit of $4.6 million or 7.3% for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily driven by an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, including the impact of the United Healthcare transition, coupled with decreased cost of prescription medicines as a result of improved supply chain management. Gross profit as a percentage of revenue improved by 5.9% for the three months ended September 30, 2017 as compared to the same period in 2016.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended September 30, 2017 decreased $4.4 million or 10.3% compared to the same period in 2016 as a result of decreased wage, benefit, and other employee costs associated with operational restructuring and workforce optimization.
Bad Debt Expense. The $1.1 million decrease in bad expense during the three months ended September 30, 2017 as compared to the same period in 2016 is the result of lower revenue during the current period. Bad debt expense as a percentage of revenue was 3.3% for the three months ended September 30, 2017 as compared to 3.4% during the same period in 2016.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The decrease of $0.2 million or 1.6% in general and administrative expenses during the three months ended September 30, 2017 as compared to the same period in 2016, resulted from decreases in variable compensation expenses and professional service fees.

Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net, excluding the impact of the reversal of the contingent consideration liability during the three months ended September 30, 2016 of $4.7 million, decreased by $3.0 million or 42.9% during the three months ended September 30, 2017 as the acquisition of Home Solutions during the three months ended September 30, 2016 resulted in significantly higher acquisition costs. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities including actions addressing the UnitedHealthcare contract transition which was completed during the three months ended September 30, 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended September 30, 2017 and 2016, we recorded depreciation expense of $3.7 million and $3.4 million, respectively, and amortization expense of intangibles of $2.8 million and $0.7 million, respectively. The increase in depreciation expense in the three months ended September 30, 2017 as compared to the same period in 2016 is the result of the acquisition Home Solutions’ property and equipment. The increase in amortization expense is attributable to the corresponding increase in intangible assets associated with the acquisition of Home Solutions in the third quarter of 2016.
Interest Expense. Interest expense consists of interest expense and deferred financing costs net of interest income. During the three months ended September 30, 2017 and 2016, we recorded interest expense of $13.2 million and $9.3 million, respectively, including $1.7 million and $1.0 million of amortization of deferred financing costs, respectively. The increase in interest expense during the three months ended September 30, 2017 as compared to the same period in 2016 is the result of the changes in debt structure attributable to the now extinguished Sixth Amendment to the Senior Credit Facilities (see Note 7 - Debt).
Loss (Gain) on Dispositions. Gain on dispositions is nominal during the three months ended September 30, 2017. Gain on dispositions during the three months ended September 30, 2016 includes $3.0 million related to the sale of our Hepatitis C business.
Change in Fair Value of Equity Linked Liabilities. The change in the fair value of equity linked liabilities of $1.1 million during the three months ended September 30, 2017 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt).
Income Tax Expense. The 2017 income tax expense includes a federal tax benefit of $4.3 million and a $0.9 million receivable recognized upon the acceleration of an existing Alternative Minimum Tax credit, partially offset by a $4.9 million adjustment related to deferred tax asset valuation allowances, inclusive of a deferred tax liability for an indefinite-lived asset of $0.7 million, and state tax expense of $0.4 million. The income tax benefit of $0.4 million for the three months ended September 30, 2016 includes a federal tax benefit of $3.7 million, partially offset by other permanent items of $0.9 million, a $5.0 million adjustment to deferred tax asset valuation allowances and insignificant state tax expense.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

	Nine Months Ended September 30,		As a Percentage of Revenue
	(in thousands)
	2017	2016	2017	2016
Net revenue	$634,608	$695,466	100.0%	100.0%
Gross profit, excluding depreciation expense	201,070	190,981	31.7%	27.5%
Other operating expenses	125,169	123,006	19.7%	17.7%
Bad debt expense	19,987	19,598	3.1%	2.8%
General and administrative expenses	29,287	30,413	4.6%	4.4%
Restructuring, acquisition, integration, and other expenses, net	11,171	9,326	1.8%	1.3%
Depreciation and amortization expense	20,329	12,956	3.2%	1.9%
Interest expense	38,635	28,212	6.1%	4.1%
Change in fair value of equity linked liabilities	1,080	—	0.2%	—%
Loss on extinguishment of debt	13,453	—	2.1%	—%
(Gain) loss on dispositions	652	(3,954)	0.1%	(0.6)%
Loss from continuing operations, before income taxes	(58,693)	(28,576)	(9.2)%	(4.1)%
Income tax expense	1,397	593	0.2%	0.1%
Loss from continuing operations, net of income taxes	(60,090)	(29,169)	(9.5)%	(4.2)%
(Loss) income from discontinued operations, net of income taxes	(1,053)	134	(0.2)%	—%
Net loss	$(61,143)	$(29,035)	(9.6)%	(4.2)%
Net Revenue. Net revenue for the nine months ended September 30, 2017 decreased $60.9 million, or 8.8%, to $634.6 million, compared to net revenue of $695.5 million for the same period in 2016. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, the impact of the Cures Act, and the impact of the UnitedHealthcare contract transition.
Gross Profit, Excluding Depreciation Expense. Gross profit consists of revenue less cost of revenue. The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit of $10.1 million or 5.3% for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily driven by an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, including the impact of the United Healthcare transition, coupled with decreased cost of prescription medicines as a result of improved supply chain management. Gross profit as a percentage of revenue improved by 4.2% for the nine months ended September 30, 2017 as compared to the same period in 2016.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the nine months ended September 30, 2017 increased $2.2 million or 1.8% compared to the same period in 2016 due to increased wage, benefit, and other employee costs associated with the Home Solutions Transaction on September 9, 2016, partially offset by decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts.
Bad Debt Expense. Bad debt expense increase $0.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016, despite a revenue decrease during the current period. The increase was the result of a change in estimate for the allowance for doubtful accounts during the nine months ended September 30, 2016 due to improved collection experience. Bad debt expense as a percentage of revenue was 3.1% for the nine months ended September 30, 2017 as compared to 2.8% during the same period in 2016.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The decrease in general and administrative expenses of $1.1 million or 3.7% resulted from reductions in the number of corporate personnel and their associated wage and benefits costs, as well as decreases in professional service fees.

Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net, excluding the impact of reversal of the contingent consideration liability during the nine months ended September 30, 2016 of $4.6 million, decreased by $2.8 million or 19.8% during the nine months ended September 30, 2017 as the acquisition of Home Solutions during the nine months ended September 30, 2016 resulted in significantly higher acquisition costs. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities, including actions addressing the UnitedHealthcare contract transition which was completed during the nine months ended September 30, 2017.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the nine months ended September 30, 2017 and 2016, we recorded depreciation expense of $11.1 million and $10.6 million, respectively, and amortization expense of intangibles of $9.2 million and $2.3 million, respectively. The increase in depreciation expense during the nine months ended September 30, 2017 as compared to the same period in 2016 is attributable to increases in property and equipment associated with the Home Solutions Transaction. The increase in amortization expense is attributable to the corresponding increase in intangible assets associated with the acquisition of Home Solutions in the third quarter of 2016.
Interest Expense. Interest expense consists of interest expense and amortization of deferred financing costs, net of interest income. During the nine months ended September 30, 2017 and 2016, we recorded interest expense of $38.6 million and $28.2 million, respectively, including $4.6 million and $2.9 million of amortization of deferred financing costs, respectively. The increase in interest expense during the nine months ended September 30, 2017 as compared to the same period in 2016 is the result of the changes in debt structure attributable to the now extinguished Sixth Amendment to the Senior Credit Facilities (see Note 7 - Debt).
Change in Fair Value of Equity Linked Liabilities. The change in the fair value of equity linked liabilities of $1.1 million during the nine months ended September 30, 2017 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt).
Loss on Extinguishment of Debt. The loss on extinguishment of debt of $13.5 million during the nine months ended September 30, 2017 is attributable to the Company’s entry into the Notes Facilities and the associated extinguishment of the Senior Credit Facilities and the Prior Credit Agreements (see Note 7 - Debt).
Loss (Gain) on Dispositions. Loss on dispositions of $0.7 million during the nine months ended September 30, 2017 is the result of the Company’s write-off of certain assets associated with a software system no longer used in operations. Gain on dispositions during the nine months ended September 30, 2016 consists of $3.0 million related to the sale of our Hepatitis C business and $0.9 million related to the sale of the Infusion Services center in Pittsburgh, Pennsylvania in the first quarter of 2016.
Income Tax Expense (Benefit). The 2017 income tax expense of $1.4 million includes a federal tax benefit of $20.5 million and a $0.9 million receivable recognized upon the acceleration of an existing Alternative Minimum Tax credit, offset by $0.5 million state tax expense, a $22.2 million adjustment related to deferred tax asset valuation allowances, inclusive of a deferred tax liability for an indefinite-lived asset of $1.8 million, and other permanent items of $0.1 million. The nominal income tax expense for the nine months ended September 30, 2016 includes a federal tax benefit of $10.0 million and an insignificant state tax benefit, partially offset by a $10.3 million adjustment to deferred tax asset valuation allowances and transaction costs of $0.2 million.

Non-GAAP Measures
The following table reconciles GAAP loss from continuing operations, net of income taxes to consolidated Adjusted EBITDA. Adjusted EBITDA is net income (loss) adjusted for interest expense, changes in the fair value of equity linked liabilities, gain (loss) on dispositions, income tax expense (benefit), depreciation and amortization, loss on extinguishment of debt, and stock-based compensation expense. Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including non-operating costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Loss from continuing operations, net of income taxes	(12,404)	(11,090)	(60,090)	(29,169)

Interest expense	(13,175)	(9,331)	(38,635)	(28,212)
Change in fair value of equity linked liabilities	(1,080)	—	(1,080)	—
Gain (loss) on dispositions	33	3,015	(652)	3,954
Loss on extinguishment of debt	—	—	(13,453)	—
Income tax expense	(60)	(421)	(1,397)	(593)
Depreciation and amortization expense	(6,552)	(4,166)	(20,329)	(12,956)
Stock-based compensation expense	(545)	(1,358)	(1,573)	(3,347)
Restructuring, acquisition, integration, and other expenses, net	(4,037)	(2,368)	(11,171)	(9,326)

Consolidated Adjusted EBITDA	$13,012	$3,539	$28,200	$21,311
Consolidated Adjusted EBITDA increased during the three months and nine months ended September 30, 2017 compared to the same period of the prior year primarily due to increased gross profit resulting from improved gross profit margins driven by increased core revenue mix and supply chain management, as well as restructuring efforts which optimized operations.
Liquidity and Capital Resources
Sources and Uses of Funds
Net cash used in operating activities from continuing operations totaled $4.3 million during the nine months ended September 30, 2017 compared to $32.5 million during the nine months ended September 30, 2016, a $28.1 million improvement. Excluding interest payments, which increased by $8.3 million, operational cash flow improved by $36.4 million as a result of improved operating performance and working capital management.
Net cash used in investing activities from continuing operations during the nine months ended September 30, 2017 was $10.0 million compared to $71.4 million in cash used during the same period in 2016. The decrease occurred as the nine months ended September 30, 2016 saw the acquisition of Home Solutions, while the nine months ended September 30, 2017 saw restrictions on cash required to collateralize letters of credit issued under the Senior Credit Facilities totaling $5.0 million.
Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2017 was $44.3 million compared to $97.2 million in cash provided by financing activities during the same period in 2016. The cash provided by financing activities during the nine months ended September 30, 2017, includes the net proceeds of approximately $20.8 million from the First Quarter 2017 Private Placement and Second Quarter 2017 Private Placement (each defined below), $23.1 million from the Priming Credit Agreement, $294.4 million from the Notes Facilities, and advances on the Revolving Credit Facility (as defined below) of $0.6 million, offset by repayments of $55.9 million on our Revolving Credit Facility and by $236.8 million of principal payments made on the Term Loan Facility and the Priming Credit Agreement.
At September 30, 2017, we had working capital of $81.1 million, including $33.0 million of cash on hand, compared to working capital of $45.7 million at December 31, 2016. The $35.4 million increase in working capital results primarily from the increase in our cash and cash equivalents and restricted cash of $28.4 million attributable to operating cash flow improvements, the net proceeds received from the Notes Facilities, the First Quarter 2017 Private Placement and the Second Quarter 2017 Private Placement. Additional liquidity of $10.0 million is provided by the delayed draw capacity in our Second Lien Note Facility described below. At September 30, 2017, we had outstanding letters of credit totaling $4.8 million, collateralized by restricted cash of $5.0 million.
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
2017 Warrants
In connection with the Second Lien Note Facility (as defined below), the Company will also issue warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes (as defined below) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “2017 Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the 2017 Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the 2017 Warrants, dated as of June 29, 2017 (the “2017 Warrant Agreement”); provided, however, the 2017 Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (as defined below) (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustments in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrant, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the 2017 Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity. The 2017 Warrants are reflected as a liability in other non-current liabilities on the unaudited consolidated balance sheet and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants, subsequent to a remeasurement adjustment of $1.1 million, is $18.0 million at September 30, 2017.
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

Income Taxes
At September 30, 2017, we had Federal net operating loss (“NOL”) carry forwards of approximately $389.1 million, of which $13.6 million is subject to an annual limitation, which will begin expiring in 2026 and later. We have post-apportioned state NOL carry forwards of approximately $432.8 million, the majority of which will begin expiring in 2017 and later.
Future Cash Requirements
Net cash used in operating activities from continuing operations totaled $4.3 million during the nine months ended September 30, 2017. Our working capital increased $35.4 million as of September 30, 2017 compared to December 31, 2016, primarily as a result of an increase in our cash and cash equivalents of $23.4 million attributable to the net proceeds received from the 2017 Private Placement and the Priming Credit Agreement. At September 30, 2017, we had $33.0 million of unrestricted cash on hand and, until December 2018, $10.0 million of delayed draw capacity under the Second Lien Notes Facility to supplement our working capital needs.
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
As of the filing of this Quarterly Report, we expect that our cash on hand and cash from operations will be sufficient to fund our anticipated working capital, scheduled interest repayments and other cash needs for at least the next 12 months. Principal payments on the Notes Facilities are not required until September 30, 2019.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
101 *
The following financial information from BioScrip, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Unaudited Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2017.

BIOSCRIP INC.

/s/ Stephen Deitsch
Stephen Deitsch
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)