Form 10-Q
period 2018-03-31
BioScrip, Inc.
filed 2018-05-10
CIK 1014739

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

On May 7, 2018, there were 127,951,915 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,352	$39,457
Restricted cash	4,950	4,950
Receivables, less allowance for doubtful accounts of $37,912 as of December 31, 2017	88,185	85,522
Inventory	41,549	38,044
Deferred taxes	1,066	1,098
Prepaid expenses and other current assets	9,848	18,620
Total current assets	175,950	187,691
Property and equipment, net	24,971	26,973
Goodwill	367,198	367,198
Intangible assets, net	16,681	19,114
Other non-current assets	2,082	2,116
Total assets	$586,882	$603,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,055	$1,722
Accounts payable	68,835	65,963
Amounts due to plan sponsors	3,652	4,621
Accrued interest	2,219	6,706
Accrued expenses and other current liabilities	27,933	26,118
Total current liabilities	103,694	105,130
Long-term debt, net of current portion	480,382	478,866
Other non-current liabilities	18,282	21,769
Total liabilities	602,358	605,765
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,643 and 21,645 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; and $2,998 and $2,916 liquidation preference as of March 31, 2018 and December 31, 2017, respectively	2,923	2,827
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of March 31, 2018 and December 31, 2017; and $86,952 and $84,555 liquidation preference as of March 31, 2018 and December 31, 2017, respectively	81,813	79,252
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 127,793,785 and 127,634,012 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	13	13
Treasury stock, 96,467 and 5,106 shares outstanding, at cost, as of March 31, 2018 and December 31, 2017	(354)	(16)
Additional paid-in capital	622,657	624,762
Accumulated deficit	(722,528)	(709,511)
Total stockholders’ deficit	(100,212)	(84,752)
Total liabilities and stockholders’ deficit	$586,882	$603,092

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenue	$168,584	$217,810
Cost of revenue (excluding depreciation expense)	113,536	152,936
Gross profit	55,048	64,874

Other operating expenses	39,299	44,319
Bad debt expense	—	7,042
General and administrative expenses	10,669	9,266
Restructuring, acquisition, integration, and other expenses, net	1,882	3,223
Change in fair value of equity linked liabilities	(3,439)	—
Depreciation and amortization expense	6,486	7,165
Interest expense	13,395	12,659
Gain on dispositions	(305)	—
Loss from continuing operations, before income taxes	(12,939)	(18,800)
Income tax expense	48	619
Loss from continuing operations, net of income taxes	(12,987)	(19,419)
Loss from discontinued operations, net of income taxes	(30)	(299)
Net loss	$(13,017)	$(19,718)
Accrued dividends on preferred stock	(2,481)	(2,214)
Deemed dividends on preferred stock	(176)	(174)
Loss attributable to common stockholders	$(15,674)	$(22,106)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.18)
Loss from discontinued operations, basic and diluted	—	—
Loss per common share, basic and diluted	$(0.12)	$(0.18)

Weighted average common shares outstanding, basic and diluted	127,772	118,783

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,017)	$(19,718)
Less: Loss from discontinued operations, net of income taxes	(30)	(299)
Loss from continuing operations, net of income taxes	(12,987)	(19,419)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	6,486	7,165
Amortization of deferred financing costs and debt discount	2,023	1,318
Change in fair value of equity linked liabilities	(3,439)	—
Change in deferred income tax	31	619
Compensation under stock-based compensation plans	556	521
Gain on dispositions	(305)	—
Changes in assets and liabilities:
Receivables	(2,663)	2,210
Inventory	(3,505)	5,616
Prepaid expenses and other assets	8,807	3,601
Accounts payable	2,872	(10,936)
Amounts due to plan sponsors	(969)	645
Accrued interest	(4,487)	(1,157)
Accrued expenses and other liabilities	2,418	(917)
Net cash used in operating activities from continuing operations	(5,162)	(10,734)
Net cash used in operating activities from discontinued operations	(30)	(299)
Net cash used in operating activities	(5,192)	(11,033)
Cash flows from investing activities:
Purchases of property and equipment	(2,646)	(1,684)
Net cash used in investing activities	(2,646)	(1,684)
Cash flows from financing activities:
Proceeds from priming credit agreement, net	—	23,060
Proceeds from private issuances, net	—	5,052
Borrowings on revolving credit facility	—	563
Repayments on revolving credit facility	—	(1,000)
Principal payments of long-term debt	—	(3,137)
Repayments of capital leases	(967)	(238)
Net activity from exercises of employee stock awards	(300)	(51)
Net cash (used in) provided by financing activities	(1,267)	24,249
Net change in cash and cash equivalents	(9,105)	11,532
Cash, cash equivalents, and restricted cash - beginning of period	44,407	9,569
Cash, cash equivalents, and restricted cash - end of period	$35,302	$21,101
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,883	$12,548
Cash (refunded) paid during the period for income taxes	$(82)	$125

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
These Unaudited Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2017 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”). These Unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months ended March 31, 2018 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.
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

The following tables set forth the effect these corrections had on the Company’s March 31, 2017 statement of operations:

	Three Months Ended March 31, 2017
	Previously Reported	Corrections	Revised
Net revenue	$217,810	$—	$217,810
Gross profit	65,584	(710)	64,874
Total Operating Expenses	71,212	(197)	71,015
Interest expense	12,744	(85)	12,659
Loss from continuing operations, net of income taxes	(18,991)	(428)	(19,419)
Loss from discontinued operations, net of income taxes	(437)	138	(299)
Net loss	$(19,428)	$(290)	$(19,718)
Certain amounts disclosed in the accompanying notes to the financial statements have been revised to reflect the corrections.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. As of

March 31, 2018, the Company had a restricted cash balance, in a money market account, of approximately $5.0 million to cash collateralize outstanding letters of credit.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and implicit price concessions as of March 31, 2018, and net of allowance for contractual adjustments, prior to allowance for doubtful accounts, as of March 31, 2017), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,367	$1,604	$19,971	$20,602	$10,082	$30,684
Commercial	61,561	2,019	63,580	63,767	18,779	82,546
Patient	3,819	815	4,634	2,577	7,627	10,204
Gross accounts receivable	$83,747	$4,438	88,185	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$88,185			$85,522

Implementation of Topic 606 effectively eliminated the allowance for doubtful accounts as we provided implicit price concessions to payors, and patients with co-pays, deductibles, and co-insurance. Amounts presented reflect reductions from the amounts billed to reflect the estimated transaction price, net of estimated implicit price concessions and contractual adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company did not elect early adoption and applied the modified retrospective approach upon adoption which results in application of the new guidance only to contracts that are not completed at the adoption date and does not require adjustment of prior reporting periods. Assessment of the new guidance did not result in an opening retained earnings adjustment, but did result in the adjustment of accounts receivable as the allowance for doubtful accounts was eliminated upon implementation. Pursuant to the requirements of Topic 606, the transaction price to be recognized as revenue is estimated based upon the amount of cash ultimately expected to be collected. Therefore, amounts expected to be written off are reflected in the amount of revenue recognized upon fulfillment of the performance obligation. The new standard resulted in the recognition of amounts previously reported as bad debt expense as a reduction to revenue upon implementation; see Note 3 - Revenue.
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
NOTE 3 — REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with accounting standards in effect for those periods.

Infusion Revenues

The Company generates revenue principally through the provision of infusion services to provide clinical management services and the delivery of cost effective prescription medications. Prescription drugs are dispensed either through a pharmacy participating in the Company’s pharmacy network or a pharmacy owned by the Company. Fee-for-service agreements include pharmacy agreements, under which we dispense prescription medications through the Company’s pharmacy facilities.

The Company provides a variety of therapies to patients. For infusion-related therapies, the Company frequently provides multiple deliverables of drugs and related nursing services. After applying the criteria from Topic 606, the Company concluded that multiple performance obligations exist in its contracts with its customers. Revenue is allocated to each performance obligation based on relative standalone price, determined based on reimbursement rates established in the third party payor contracts. Drug revenue is recognized at the time the drug is shipped, and nursing revenue is recognized on the date of service.

Revenue Recognition

ASC 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled in exchange for those goods or services. ASC 606 requires application of a five-step model to determine when to recognize revenue and at what amount. The revenue standard applies to all contracts with customers and revenues are to be recognized when control of the promised goods or services is transferred to the Company’s patients in an amount that reflects consideration expected to be received in exchange for those goods or services.

The following table presents our revenues at amounts initially recognized for each associated payor class during the first quarter of 2018 (in millions). Sales and usage-based taxes are excluded from revenues.

Three Months Ended March 31, 2018
Commercial	$140,541
Government	26,542
Patient	1,501
Total Revenue	$168,584

Absent implementation of Topic 606, the Company would have reported revenue of $174.0 million, gross profit of $60.5 million, bad debt expense of $5.5 million, and allowance for doubtful accounts of $41.2 million for the three months ended March 31, 2018.

Contract Assets and Liabilities

In accordance with Topic 606, contract assets are to be recognized when an entity has the right to receive consideration in exchange for goods or service that have been transferred to a customer when that right is conditional on something other than the passage of time. The Company does not recognize contract assets as the right to receive consideration is unconditional in accordance with the passage of time criteria. Also in accordance with Topic 606, contract liabilities are to be recognized when an entity is obligated to transfer goods or services for which revenue has already been received. The Company does not receive revenue prior to the transfer of goods or services and, therefore, will not recognize contract liabilities

Significant Judgments

The Company determines implicit price concessions based on historical collection experience using a portfolio approach. The Company determines the transaction price based on gross charges for services provided, reduced by contractual adjustments based on contractual agreements and historical experience. Pursuant to the requirements of Topic 606, the transaction price to be recognized as revenue is estimated based upon the amount of cash ultimately expected to be collected. Therefore, amounts expected to be written off are reflected in the amount of revenue recognized upon fulfillment of the performance obligation.

The Company elected a practical expedient to expense sales commissions when incurred as the amortization period associated therewith is generally one year or less and the total paid is representative of less than 1.0% of total revenue. These costs are recorded in operating expenses.

The Company elected the practical expedient to continue to expense costs associated with obtaining and fulfilling its contracts. These costs are recorded in operating expenses.

NOTE 4 — LOSS PER SHARE
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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(12,987)	$(19,419)
Income (loss) from discontinued operations, net of income taxes	(30)	(299)
Net loss	$(13,017)	$(19,718)
Accrued dividends on preferred stock	(2,481)	(2,214)
Deemed dividend on preferred stock	(176)	(174)
Loss attributable to common stockholders	$(15,674)	$(22,106)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	127,772	118,783

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.12)	$(0.18)
Loss from discontinued operations, basic and diluted	—	—
Loss per common share, basic and diluted	$(0.12)	$(0.18)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2018 and 2017 excludes the effect of 18.8 million and 19.4 million shares, respectively, issued in connection with the PIPE Transaction and the Rights Offering, the 2017 Warrants (see Note 5 - Stockholders’ Deficit), stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Carrying Value of Series A Preferred Stock
As of March 31, 2018, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 10, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2018. The following table sets forth the activity recorded during the three months ended March 31, 2018 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2017	$2,827
Accretion of discount related to issuance costs	13
Dividends recorded through March 31, 2018 [1]	83
Series A Preferred Stock carrying value March 31, 2018	$2,923
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock
As of March 31, 2018, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 16, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to March 31, 2018. The following table sets forth the activity recorded during the three months ended March 31, 2018 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2017	$79,252
Accretion of discount related to issuance costs	163
Dividends recorded through March 31, 2018 [1]	2,398
Series C Preferred Stock carrying value March 31, 2018	$81,813

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
As of March 31, 2018, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $3.0 million and $87.0 million, respectively.
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
The 2017 Warrants have a 10 year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the 2017 Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity. The 2017 Warrants are reflected as a liability in other non-current liabilities on the balance sheet and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants, subsequent to a remeasurement adjustment of $3.4 million, is $17.1 million at March 31, 2018 in the Statement of Operations.

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
Second Quarter 2017 Registration Rights Agreement
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
Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Restructuring and other expenses	$1,879	$3,206
Acquisition and integration expense	3	17
Total restructuring, acquisition, integration, and other expense, net	$1,882	$3,223
NOTE 7 — DEBT
As of March 31, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
First Lien Note Facility, net of unamortized discount	198,481	198,324
Second Lien Note Facility, net of unamortized discount	87,038	85,694
2021 Notes, net of unamortized discount	197,547	197,363
Capital leases	1,689	2,863
Less: Deferred financing costs	(3,318)	(3,656)
Total Debt	481,437	480,588
Less: Current portion	(1,055)	(1,722)
Long-term debt, net of current portion	$480,382	$478,866

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
In connection with the Second Lien Note Facility, the Company also issued the 2017 Warrants to the purchasers of the Second Lien Notes pursuant to the Warrant Purchase Agreement. The 2017 Warrants entitle the purchasers of the 2017 Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement. The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities in the unaudited consolidated balance sheet. The 2017 Warrants, subsequent to a remeasurement adjustment of $(3.4) million, are carried at a fair value of $17.1 million at March 31, 2018.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of March 31, 2018, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.
Fair Value of Financial Instruments
The following details the carrying value and the fair value of our financial instruments (in thousands):

Financial Instrument	Carrying Value as of March 31, 2018	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$198,481	$—	$—	$202,713
Second Lien Note Facility	87,038	—	—	101,855
2017 Warrants	17,056	—	17,056	—
2021 Notes	197,547	—	186,682	—
Total	$500,122	$—	$203,738	$304,568
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

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry impact or may in the future impact the Company’s current and planned operations, including, without limitation, federal and state laws and regulations prohibiting kickbacks in connection with healthcare services prohibiting certain conduct deemed to be anti-competitive (antitrust laws) and restricting drug distribution. Other laws and regulations that may affect our business include, but are not limited to, consumer protection, insurance, licensure, and privacy. There can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company’s financial statements.

From time to time, the Company responds to investigatory subpoenas and requests for information from governmental agencies and private parties. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all existing laws and regulations material to the operation of its business. Such laws and regulations are often uncertain in their application to our business practices as they evolve and are subject to rapid change. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more regulations or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company’s Consolidated Financial Statements. A violation of the federal Anti-Kickback Statute, for example, may result in criminal penalties, substantial civil monetary penalties, as well as suspension or exclusion from the Medicare and Medicaid programs. Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.
NOTE 9 — CONCENTRATION OF RISK
Customer and Credit Concentration Risk
The Company provides trade credit to its customers in the normal course of business. No commercial payors accounted for more than 10.0% of revenue during the three months ended March 31, 2018. One commercial payor, United Healthcare, accounted for approximately 22.8% of revenue during the three months ended March 31, 2017. In addition, Medicare accounted for approximately 8.4% and 6.9% of revenue during the three months ended March 31, 2018 and 2017, respectively.

NOTE 10 — INCOME TAXES
The Company’s federal and state income tax provision from continuing operations for the three months ended March 31, 2018 and 2017 is summarized in the following table (in thousands):

	Three Months Ended March 31,
	2018	2017
Current
Federal	$—	$—
State	17	—
Total current	17	—
Deferred
Federal	—	495
State	31	124
Total deferred	31	619
Total income tax expense	$48	$619
The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months ended March 31, 2018 and 2017 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Tax benefit at statutory rate	$(2,729)	$(6,445)
State tax expense, net of federal taxes	48	36
Alternative minimum tax receivable	—	—
Valuation allowance changes affecting income tax provision	3,419	6,976
Non-deductible transaction costs and other	(690)	52
Income tax expense	$48	$619
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 or US Federal Tax Reform (the “Reform”). The enactment included broad tax changes that are applicable to Bioscrip, Inc. Most notably, the Reform has established the U.S. corporate tax rate decrease from a high of 35% to a flat 21% income tax rate effective January 1, 2018. As a result, the Company has revalued its ending net deferred tax assets as of December 31, 2017. At March 31, 2018, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $415.5 million, of which $12.2 million, is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $11.5 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state NOL carry forwards of approximately $454.7 million, the majority of which will begin expiring in 2018 and later.
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
As of March 31, 2018, 5,470,536 shares remain available for grant under the 2008 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.3 million during both the three months ended March 31, 2018 and 2017, respectively.
Restricted Stock
The Company recognized $0.2 million of compensation expense related to restricted stock awards during both the three months ended March 31, 2018 and 2017, respectively.
Stock Appreciation Rights and Market Based Cash Awards
The Company recognized nominal amounts of compensation expense related to stock appreciation rights and market based cash awards during the three months ended March 31, 2018 and 2017, respectively.
The Company recognized nominal compensation expense related to market based cash awards during the three months ended March 31, 2018 and 2017.
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
As of March 31, 2018, 7,884 shares remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 742,116 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. The Company incurred nominal expense during the three months ended March 31, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Consolidated Financial Statements and the related notes thereto included elsewhere in this report.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and satisfy the other covenants contained in our debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy; and

•	our ability to successfully integrate other businesses we may acquire.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased or changing government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our Notes Facility (as defined below) and unsecured notes indenture;

•	risks associated with our issuance of the 2017 Warrants (as defined below);

•	risks associated with the retention or transition of executive officers and key employees

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions in federal and state reimbursement for our products and services;

•	delays or suspensions of Federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing, which may involve reductions in reimbursement for our products and services;

•	the effect of health reform efforts including the 21st Century Cures Act (the “Cures Act”);

•
the effect of health reform efforts, including the Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Affordable Care Act”) and value based payment initiatives, including related accountable care organizations;

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
Business Overview
We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 65 service locations in 27 states.
Our platform provides nationwide service capabilities and the ability to deliver clinical management services that offer patients a high-touch, community-based and home-based care environment. Our core services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, works with the physician to develop a plan of care suited to our patient’s specific needs. Whether in the home, physician office, ambulatory infusion center, skilled nursing facility or other alternate sites of care, we provide products, services and condition-specific clinical management programs tailored to improve the care of individuals with complex health conditions such as gastrointestinal abnormalities, infectious diseases, cancer, multiple sclerosis, organ and blood cell transplants, bleeding disorders, immune deficiencies and heart failure.
We operate in one segment, Infusion Services, and accordingly, we do not present disaggregated segment information.
Regulatory Matters Update
Approximately 15.7% and 16.3% of revenue for the three months ended March 31, 2018 and 2017, respectively was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs indirectly through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.
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

Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months ended March 31, 2018, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.
Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.
Medicare
We receive reimbursement for infusion therapy under the Medicare program. Coverage is limited based on the place of service, diagnosis, and method of drug delivery. In recent years, legislative and regulatory changes have resulted in limitations and reductions in reimbursement under government healthcare programs. For example, the Cures Act, which Congress passed in December 2016, changed the payment methodology for certain infusion drugs under the Part B DME benefit. Significant reductions to the amount paid by Medicare for many infusion drugs took effect January 1, 2017. In addition, the Cures Act provides for the implementation of a clinical services payment under Part B for “qualified home infusion therapy suppliers.” Under this new payment system, Medicare will reimburse home infusion therapy suppliers based on a single, all-inclusive rate. The services payment provision does not take effect until January 1, 2021. However, the Bipartisan Budget Act of 2018 provides for temporary transitional benefit payments, starting January 1, 2019, for Medicare Part B home infusion services. This temporary benefit will continue until January 1, 2021 when the services payment in the Cures Act takes effect.

There are also more general efforts to reduce federal spending. For example, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in 2013. These reductions have been extended through 2027.

Approximately 8.4% and 6.9% of revenue for the three months ended March 31, 2018 and 2017 was derived from Medicare, respectively.
Critical Accounting Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.
We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. Our critical accounting estimates have not changed from the description provided in our Annual Report, except for the changes related to the implementation of ASU 2014-09 as they relate to transaction price and implicit price concessions; see Note 3 - Revenue. For a full description of our accounting policies please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Collectability of Accounts Receivable
The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments and implicit price concessions as of March 31, 2018, and net of allowance for contractual adjustments, prior to allowance for doubtful accounts, as of March 31, 2017), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	March 31, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$18,367	$1,604	$19,971	$20,602	$10,082	$30,684
Commercial	61,561	2,019	63,580	63,767	18,779	82,546
Patient	3,819	815	4,634	2,577	7,627	10,204
Gross accounts receivable	$83,747	$4,438	88,185	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$88,185			$85,522
Implementation of Topic 606 effectively eliminated the allowance for doubtful accounts as we provided implicit price concessions to payors, and patients with co-pays, deductibles, and co-insurance. Amounts presented reflect reductions from the amounts billed to reflect the estimated transaction price, net of estimated implicit price concessions and contractual adjustments.

Results of Operations
The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months ended March 31, 2018 with the results of operations for the corresponding periods in 2017.
Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended March 31,		As a Percentage of Revenue
	(in thousands)
	2018	2017	2018	2017
Net revenue	$168,584	$217,810	100.0%	100.0%
Gross profit, excluding depreciation expense	55,048	64,874	32.7%	29.8%
Other operating expenses	39,299	44,319	23.3%	20.3%
Bad debt expense	—	7,042	—%	3.2%
General and administrative expenses	10,669	9,266	6.3%	4.3%
Restructuring, acquisition, integration, and other expenses, net	1,882	3,223	1.1%	1.5%
Depreciation and amortization expense	6,486	7,165	3.8%	3.3%
Interest expense	13,395	12,659	7.9%	5.8%
Change in fair value of equity linked liabilities	(3,439)	—	(2.0)%	—%
Gain on dispositions	(305)	—	(0.2)%	—%
Loss from continuing operations, before income taxes	(12,939)	(18,800)	(7.7)%	(8.6)%
Income tax expense	48	619	—%	0.3%
Loss from continuing operations, net of income taxes	(12,987)	(19,419)	(7.7)%	(8.9)%
Loss from discontinued operations, net of income taxes	(30)	(299)	—%	(0.1)%
Net loss	$(13,017)	$(19,718)	(7.7)%	(9.1)%
Net Revenue. Net revenue for the three months ended March 31, 2018 decreased $49.2 million, or 22.6%, to $168.6 million, compared to net revenue of $217.8 million for the same period in 2017. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017, and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather. Finally, implementation of Topic 606 during the first quarter of 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue. The impact of the change in accounting principle during the quarter was a $5.5 million, or 3.1%, reduction to revenue. Prior period amounts have not been reclassified, consistent with the modified retrospective implementation approach, as outlined in Topic 606.
Gross Profit, Excluding Depreciation Expense. Gross profit consists of revenue less cost of revenue. The cost of revenue primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. Gross profit as a percentage of revenue improved by 2.9% for the three months ended March 31, 2018 as compared to the same period in 2017 due to an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with decreased cost of prescription medicines as a result of improved supply chain management. The decrease in gross profit of $9.8 million, or 15.1%, for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily driven by lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather, and higher costs associated with temporary product shortages, and the decrease in revenue of $5.5 million associated with the impact of implementation of ASC Topic 606 (see Note 3 - Revenue).
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended March 31, 2018 decreased $5.0 million, or 11.3%, compared to the same period in 2017 due to decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts.
Bad Debt Expense. Bad debt expense decreased $7.0 million during the three months ended March 31, 2018 as compared to the same period in 2017 consistent with the implementation of ASC Topic 606 (see Note 3 - Revenue) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the three months ended March 31, 2018. Bad debt expense as a percentage of revenue was 3.2% during the same period in 2017.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses of $1.4 million or 15.1% resulted primarily from investments in our field force including our National Meeting, sales force effectiveness tools and strategies, and additional professional service fees including legal and accounting.
Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net, decreased by $1.3 million, or 41.6%, during the three months ended March 31, 2018. The decrease was driven by the decreased acquisition and integration activity during the current quarter. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended March 31, 2018 and 2017, we recorded depreciation expense of $4.1 million and $4.0 million, respectively, and amortization expense of intangibles of $2.4 million and $3.2 million, respectively. The decrease in depreciation and amortization expense during the three months ended March 31, 2018 as compared to the same period in 2017 is attributable to declining property and equipment, net balances and full amortization of certain intangible assets.
Interest Expense. Interest expense consists of interest expense and amortization of deferred financing costs, net of interest income. During the three months ended March 31, 2018 and 2017, we recorded interest expense of $13.4 million and $12.7 million, respectively, including $2.0 million and $1.3 million of amortization of deferred financing costs, respectively. The increase in interest expense during the three months ended March 31, 2018 as compared to the same period in 2016 is the result of the changes in debt structure (see Note 7 - Debt).
Change in Fair Value of Equity Linked Liabilities. The change in the fair value of equity linked liabilities of $3.4 million during the three months ended March 31, 2018 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt).
Loss (Gain) on Dispositions. Gain on dispositions of $0.3 million during the three months ended March 31, 2018 is due to the disposal of certain property and equipment.
Income Tax Expense (Benefit). Income tax expense for the three months ended March 31, 2018 is nominal and includes a federal tax benefit of $2.7 million and nondeductible items of $0.7 million, offset by a $3.4 million adjustment to deferred tax asset valuation allowances and nominal state tax expense. The nominal income tax expense for the three months ended March 31, 2017 includes a federal tax benefit of $6.4 million and an insignificant state tax benefit, partially offset by a $7.0 million adjustment to deferred tax asset valuation allowances and transaction costs of $0.1 million.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Loss from continuing operations, net of income taxes	$(12,987)	$(19,419)

Interest expense	(13,395)	(12,659)
Change in fair value of equity linked liabilities	3,439	—
Gain on dispositions	305	—
Income tax expense	(48)	(619)
Depreciation and amortization expense	(6,486)	(7,165)
Stock-based compensation expense	(556)	(594)
Restructuring, acquisition, integration, and other expenses, net	(1,882)	(3,223)

Consolidated Adjusted EBITDA	$5,636	$4,841
Consolidated Adjusted EBITDA increased during the three months ended March 31, 2018 compared to the same period of the prior year primarily due to the overall impact of the Company’s shift in strategy to focus on growing its core revenue mix, including the UnitedHealthcare contract transition effective September 30, 2017, and restructuring and integration efforts which optimized operations.
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Funds
Net cash used in operating activities from continuing operations totaled $5.2 million during the three months ended March 31, 2018 compared to $10.7 million during the three months ended March 31, 2017, a $5.5 million improvement. Excluding interest payments, which increased by $3.4 million, operational cash flow improved by $8.9 million as a result of improved operating performance and working capital management.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2018 was $2.6 million compared to $1.7 million in cash used during the same period in 2017. The increase in cash used in investing was primarily due to increased purchases of property and equipment.
Net cash used in financing activities from continuing operations during the three months ended March 31, 2018 was $1.3 million compared to $24.2 million in cash provided by financing activities during the same period in 2017 driven primarily by the first quarter 2017 private placement (see Note 5) and first quarter 2017 Priming Credit Agreement (see Note 7).
At March 31, 2018, we had working capital of $72.3 million, including $30.4 million of cash on hand, compared to working capital of $82.6 million at December 31, 2017. The $10.3 million decrease in working capital resulted primarily from the decrease in our cash and cash equivalents of $9.1 million. Additional liquidity of $10.0 million is provided by the delayed draw capacity in our Second Lien Note Facility described below. At March 31, 2018 and December 31, 2017, we had outstanding letters of credit totaling $4.8 million, collateralized by restricted cash of $5.0 million.
For a summary of the Company’s debt please refer to Note 7 within the financial statements section of this document.

Future Cash Requirements

Net cash used in operating activities from continuing operations totaled $5.2 million during the three months ended March 31, 2018. Our working capital decreased $10.3 million as of March 31, 2018 compared to December 31, 2017. At March 31, 2018, we had $30.4 million of unrestricted cash on hand and, until December 2018, $10.0 million of delayed draw capacity under the Second Lien Notes Facility to supplement our working capital needs.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as a result of not having completed the remediation of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of March 31, 2018.
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

Changes in Internal Control Over Financial Reporting
Aside from actions taken as described above in “Remediation Plans”, there have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 8 within the financial statements section of this document.

Item 1A.	Risk Factors
The risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 are hereby incorporated by reference.

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

3.5
Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2016, SEC File Number 000-28740).

3.6
Certificate of Designations for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 14, 2016, SEC File Number 000-28740).

3.7
Certificate of Designations, Preferences, and Rights for Series D Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016, SEC File Number 000-28740).

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 28, 2011, SEC File Number 000-28740).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2018.

BIOSCRIP INC.

/s/ Alex Schott
Alex Schott
Senior Vice President, Strategic Operations (Acting Principal Accounting Officer)