Form 10-Q
period 2018-06-30
BioScrip, Inc.
filed 2018-08-07
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
720-697-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On August 3, 2018, there were 128,046,122 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,820	$39,457
Restricted cash	4,950	4,950
Receivables, less allowance for doubtful accounts of $0 and $37,912 as of June 30, 2018 and December 31, 2017, respectively	96,917	85,522
Inventory	25,286	38,044
Prepaid expenses and other current assets	8,583	18,620
Total current assets	156,556	186,593
Property and equipment, net of accumulated depreciation of $92,588 and $86,675 as of June 30, 2018 and December 31, 2017, respectively	25,004	26,973
Goodwill	367,198	367,198
Intangible assets, net of accumulated amortization of $44,904 and $40,036 as of June 30, 2018 and December 31, 2017, respectively	14,247	19,114
Deferred income taxes	1,041	1,098
Other non-current assets	2,100	2,116
Total assets	$566,146	$603,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$957	$1,722
Accounts payable	49,264	65,963
Amounts due to plan sponsors	2,184	4,621
Accrued interest	6,728	6,706
Accrued expenses and other current liabilities	23,028	26,118
Total current liabilities	82,161	105,130
Long-term debt, net of current portion	492,309	478,866
Other non-current liabilities	21,151	21,769
Total liabilities	595,621	605,765
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,643 shares issued and outstanding as of June 30, 2018 and December 31, 2017; and $3,084 and $2,916 liquidation preference as of June 30, 2018 and December 31, 2017, respectively	3,022	2,827
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of June 30, 2018 and December 31, 2017; and $89,445 and $84,555 liquidation preference as of June 30, 2018 and December 31, 2017, respectively	84,469	79,252
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 128,046,122 and 127,634,012 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	13	13
Treasury stock, 110,496 and 5,106 shares outstanding, at cost, as of June 30, 2018 and December 31, 2017, respectively	(327)	(16)
Additional paid-in capital	621,015	624,762
Accumulated deficit	(737,667)	(709,511)
Total stockholders’ deficit	(116,966)	(84,752)
Total liabilities and stockholders’ deficit	$566,146	$603,092

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$175,789	$218,106	$344,373	$435,916
Cost of revenue (excluding depreciation expense)	115,832	150,495	229,368	303,430
Gross profit	59,957	67,611	115,005	132,486

Other operating expenses	38,861	42,293	78,160	86,612
Bad debt expense	—	6,117	—	13,160
General and administrative expenses	10,931	9,654	21,600	18,920
Restructuring, acquisition, integration, and other expenses, net	2,024	4,147	3,906	7,370
Change in fair value of equity linked liabilities	3,064	—	(375)	—
Depreciation and amortization expense	6,366	7,065	12,852	14,230
Interest expense	13,805	12,630	27,200	25,290
Loss on extinguishment of debt	—	13,453	—	13,453
(Gain) loss on dispositions	(13)	685	(318)	685
Loss from continuing operations, before income taxes	(15,081)	(28,433)	(28,020)	(47,234)
Income tax expense	43	718	91	1,337
Loss from continuing operations, net of income taxes	(15,124)	(29,151)	(28,111)	(48,571)
Loss from discontinued operations, net of income taxes	(15)	(373)	(45)	(672)
Net loss	$(15,139)	$(29,524)	$(28,156)	$(49,243)
Dividends on preferred stock	(2,756)	(2,478)	(5,413)	(4,866)
Loss attributable to common stockholders	$(17,895)	$(32,002)	$(33,569)	$(54,109)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.14)	$(0.26)	$(0.26)	$(0.44)
Loss from discontinued operations, basic and diluted	—	—	—	(0.01)
Loss per common share, basic and diluted	$(0.14)	$(0.26)	$(0.26)	$(0.45)

Weighted average common shares outstanding, basic and diluted	128,038	121,189	127,906	119,993

See accompanying Notes to Unaudited Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(28,156)	$(49,243)
Less: Loss from discontinued operations, net of income taxes	(45)	(672)
Loss from continuing operations, net of income taxes	(28,111)	(48,571)
Adjustments to reconcile net loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	12,852	14,232
Amortization of deferred financing costs and debt discount	4,071	2,875
Change in fair value of equity linked liabilities	(375)	—
Change in deferred income taxes	56	1,223
Stock-based compensation	1,809	954
(Gain) loss on dispositions	(318)	685
Loss on extinguishment of debt	—	13,453
Changes in assets and liabilities:
Receivables	(11,397)	8,491
Inventory	12,759	7,343
Prepaid expenses and other assets	10,054	5,473
Accounts payable	(16,702)	(10,979)
Amounts due to plan sponsors	(2,437)	1,027
Accrued interest	23	31
Accrued expenses and other liabilities	(2,566)	(601)
Net cash used in operating activities from continuing operations	(20,282)	(4,364)
Net cash used in operating activities from discontinued operations	(45)	(672)
Net cash used in operating activities	(20,327)	(5,036)
Cash flows from investing activities:
Purchases of property and equipment	(6,946)	(4,292)
Net cash used in investing activities	(6,946)	(4,292)
Cash flows from financing activities:
Proceeds from priming credit agreement, net of issuance costs	—	23,060
Fees attributable to extinguishment of debt	—	(311)
Proceeds from issuance of equity, net of issuance costs	—	20,776
Borrowings of long-term debt, net of expenses	10,000	294,446
Borrowings on revolving credit facility	—	563
Repayments on revolving credit facility	—	(55,863)
Principal payments of long-term debt	—	(236,770)
Repayments of capital leases	(1,185)	(401)
Net activity from exercises of employee stock awards	(179)	(153)
Net cash provided by financing activities	8,636	45,347
Net change in cash and cash equivalents	(18,637)	36,019
Cash and cash equivalents - beginning of period	44,407	9,569
Cash and cash equivalents - end of period	$25,770	$45,588
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23,146	$22,613
Cash paid during the period for income taxes	$51	$126
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Entry into capital lease	$—	$1,327

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
The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three months and six months ended June 30, 2018 require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.
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

The following tables set forth the effect these corrections had on the Company’s unaudited consolidated statement of operations for the three months and six months ended June 30, 2018:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Previously Reported	Corrections	Revised	Previously Reported	Corrections	Revised
Net revenue	$218,106	$—	$218,106	$435,916	$—	$435,916
Gross profit	68,310	(699)	67,611	133,894	(1,408)	132,486
Total Operating Expenses	83,572	(158)	83,414	154,784	(354)	154,430
Interest expense	12,715	(85)	12,630	25,459	(169)	25,290
Loss from continuing operations, net of income taxes	(28,695)	(456)	(29,151)	(47,686)	(885)	(48,571)
Loss from discontinued operations, net of income taxes	(503)	130	(373)	(940)	268	(672)
Net loss	$(29,198)	$(326)	$(29,524)	$(48,626)	$(617)	$(49,243)
Certain amounts disclosed in the accompanying notes to the financial statements have been revised to reflect the corrections.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of June 30, 2018, the Company had a restricted cash balance, in a money market account, of $5.0 million to cash collateralize outstanding letters of credit.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$15,772	$2,192	$17,964	$20,602	$10,082	$30,684
Commercial	69,014	5,091	74,105	63,767	18,779	82,546
Patient	3,359	1,489	4,848	2,577	7,627	10,204
Gross accounts receivable	$88,145	$8,772	96,917	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$96,917			$85,522

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09—Revenue from Contracts with Customers (Topic 606). The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The FASB delayed the effective date to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company did not elect early adoption and applied the modified retrospective approach upon adoption which results in application of the new guidance only to contracts that are not completed at the adoption date and does not require adjustment of prior reporting periods. Assessment of the new guidance did not result in an opening retained earnings adjustment, but did result in the adjustment of accounts receivable as the allowance for doubtful accounts was eliminated upon implementation. Pursuant to the requirements of Topic 606, the transaction price to be recognized as revenue is estimated based upon the amount of cash ultimately expected to be collected. Therefore, amounts expected to be written off are reflected in the amount of revenue recognized upon fulfillment of the performance obligation. The new standard resulted in the recognition of amounts previously reported as bad debt expense as a reduction to revenue upon implementation; see Note 3 - Revenue.
In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The effective date for ASU 2017-11 is for annual or any interim periods beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. In January 2018, the FASB issued an additional amendment that provides a practical expedient giving companies the option to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. The amendment in the update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Although early adoption is permitted, the Company plans to adopt the guidance on January 1, 2019. Topic 842 requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. The Company is evaluating the effect of adoption of the updated standard on its consolidated financial statements.

NOTE 3 — REVENUE

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not restated and continue to be reported in accordance with accounting standards in effect for those periods.

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

Revenue Recognition

Topic 606 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to in exchange for those goods or services. Topic 606 requires application of a five-step model to determine when to recognize revenue and at what amount. The revenue standard applies to all contracts with customers and revenues are to be recognized when control of the promised goods or services is transferred to the Company’s patients in an amount that reflects consideration expected to be received in exchange for those goods or services.

The following table presents our revenues at amounts initially recognized for each associated payor class during the first quarter of 2018 (in millions). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Commercial	$152,251	$292,792
Government	22,397	48,939
Patient	1,141	2,642
Total Revenue	$175,789	$344,373

Absent implementation of Topic 606, the Company would have reported revenue of $181.2 million and $355.2 million, gross profit of $65.3 million and $125.8 million, and bad debt expense of $5.4 million and $10.8 million for the three months and six months ended June 30, 2018; and allowance for doubtful accounts of $48.7 million at June 30, 2018. Revenue recognized relating to performance obligations satisfied in previous periods totaled $7.7 million and $9.0 million for the three months and six months ended June 30, 2018, respectively. These amounts primarily relate to recognition of variable consideration on contracts subject to third party settlements.

Contract Assets and Liabilities

In accordance with Topic 606, contract assets are to be recognized when an entity has the right to receive consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. The Company does not recognize contract assets as the right to receive consideration is unconditional in accordance with the passage of time criteria. Also in accordance with Topic 606, contract liabilities are to be recognized when an entity is obligated to transfer goods or services for which consideration has already been received. The Company does not receive consideration prior to the transfer of goods or services and, therefore, will not recognize contract liabilities

Significant Judgments

The Company determines implicit price concessions based on historical collection experience using a portfolio approach. The Company determines the transaction price based on gross charges for services provided, reduced by contractual adjustments based on contractual agreements and historical experience. Pursuant to the requirements of Topic 606, the transaction price to be recognized as revenue is estimated based upon the amount of cash ultimately expected to be collected. Therefore, amounts expected to be written off are reflected in the amount of revenue recognized upon fulfillment of the performance obligation as an implicit price concession.

The Company elected a practical expedient to expense sales commissions when incurred as the amortization period associated therewith is generally one year or less and the total paid is representative of less than 1.0% of total revenue. These costs are recorded in other operating expenses.

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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(15,124)	$(29,151)	$(28,111)	$(48,571)
Loss from discontinued operations, net of income taxes	(15)	(373)	(45)	(672)
Net loss	$(15,139)	$(29,524)	$(28,156)	$(49,243)
Dividends on preferred stock	(2,756)	(2,478)	(5,413)	(4,866)
Loss attributable to common stockholders	$(17,895)	$(32,002)	$(33,569)	$(54,109)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	128,038	121,189	127,906	119,993

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.14)	$(0.26)	$(0.26)	$(0.44)
Loss from discontinued operations, basic and diluted	—	—	—	(0.01)
Loss per common share, basic and diluted	$(0.14)	$(0.26)	$(0.26)	$(0.45)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended June 30, 2018 and 2017 excludes the effect of 13.6 million and 18.3 million shares, respectively, and the computation of the diluted shares for the six months ended June 30, 2018 and 2017 excludes the effect of 11.8 million and 18.4 million shares, respectively, issued in connection with the PIPE Transaction, the Rights Offering, and the 2017 Warrants (see Note 5 - Stockholders’ Deficit), stock options and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Carrying Value of Series A Preferred Stock
As of June 30, 2018, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 10, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2018. The following table sets forth the activity recorded during the six months ended June 30, 2018 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2017	$2,827
Dividends through June 30, 2018 [1]	195
Series A Preferred Stock carrying value June 30, 2018	$3,022
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Carrying Value of Series C Preferred Stock
As of June 30, 2018, the following values were accreted pursuant to the terms of the Exchange Agreement, dated as of June 16, 2016, among the Company and the signatories thereto and recorded as a reduction of additional paid in capital in Stockholders’ Deficit and a deemed dividend on the Unaudited Consolidated Statements of Operations. In addition, dividends were accrued at 11.5% from the date of issuance to June 30, 2018. The following table sets forth the activity recorded during the six months ended June 30, 2018 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2017	$79,252
Dividends through June 30, 2018 [1]	5,217
Series C Preferred Stock carrying value June 30, 2018	$84,469

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
As of June 30, 2018, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $3.1 million and $89.4 million, respectively.
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
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity. The 2017 Warrants are reflected as a liability in other non-current liabilities on the balance sheet and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants was $20.1 million as of June 30, 2018 and was included in other non-current liabilities on the accompanying Unaudited Consolidated Balance Sheet. Fair value adjustments of $3.1 million and $(0.4) million for the three months and six months ended June 30, 2018, respectively, are presented as changes in fair value of equity linked liabilities on the accompanying Unaudited Consolidated Statement of Operations.
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

Restructuring, acquisition, integration, and other expenses, net in the Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring expense	$1,956	$3,884	$3,835	$7,090
Acquisition and integration expense	68	263	71	280
Total restructuring, acquisition, integration, and other expenses, net	$2,024	$4,147	$3,906	$7,370
NOTE 7 — DEBT
As of June 30, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
First Lien Note Facility, net of unamortized discount	198,640	198,324
Second Lien Note Facility, net of unamortized discount	98,397	85,694
2021 Notes, net of unamortized discount	197,735	197,363
Capital leases	1,471	2,863
Less: Deferred financing costs	(2,977)	(3,656)
Total Debt	493,266	480,588
Less: Current portion of long-term debt	(957)	(1,722)
Long-term debt, net of current portion	$492,309	$478,866
Debt Facilities
On June 29, 2017 (the “Closing Date”), the Company entered into (i) a first lien note purchase agreement (the “First Lien Note Facility”), among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “First Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the First Lien Note Purchasers (the “First Lien Collateral Agent”), pursuant to which the Company issued first lien senior secured notes in an aggregate principal amount of $200.0 million (the “First Lien Notes”); and (ii) a second lien note purchase agreement (the “Second Lien Note Facility” and, together with the First Lien Note Facility, the “Notes Facilities”) among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement (the “Second Lien Note Purchasers”), and Wells Fargo Bank, National Association, in its capacity as collateral agent for itself and the Second Lien Note Purchasers (the “Second Lien Collateral Agent” and, together with the First Lien Collateral Agent, the “Collateral Agent”), pursuant to which the Company (a) issued second lien senior secured notes in an aggregate initial principal amount of $100.0 million (the “Initial Second Lien Notes”) and (b) had the ability to draw upon the Second Lien Note Facility and issue second lien delayed draw senior secured notes, which was exercised on June 21, 2018, in an aggregate initial principal amount of $10.0 million, representing the maximum borrowings allowed on this facility (the “Second Lien Delayed Draw Notes” and, together with the Initial Second Lien Notes, the “Second Lien Notes”; the Second Lien Notes, together with the First Lien Notes, the “Notes”). Funds managed by Ares are acting as lead purchasers for the Notes Facilities.
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
In connection with the Second Lien Note Facility, the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”). The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities at a fair value of $20.1 million.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2018, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of June 30, 2018	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$198,640	$—	$—	$203,461
Second Lien Note Facility	98,397	—	—	112,693
2017 Warrants	20,120	—	20,120	—
2021 Notes	197,735	—	192,000	—
Total	$514,892	$—	$212,120	$316,154
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

Government Regulation

Various federal and state laws and regulations affecting the healthcare industry impact or may in the future impact the Company’s current and planned operations, including, without limitation, federal and state laws and regulations prohibiting kickbacks in connection with healthcare services, prohibiting certain conduct deemed to be anti-competitive (antitrust laws) and restricting drug distribution. Other laws and regulations that may affect our business include, but are not limited to, consumer protection, insurance, licensure, and privacy. There can be no assurance the Company will be able to obtain or maintain any of the regulatory approvals that may be required to operate its business, and the failure to do so could have a material effect on the Company’s financial statements.

From time to time, the Company responds to investigatory subpoenas and requests for information from governmental agencies and private parties. The Company cannot predict with certainty what the outcome of any of the foregoing might be. While the Company believes it is in substantial compliance with all existing laws and regulations material to the operation of its business, such laws and regulations are often uncertain in their application to our business practices as they evolve and are subject to rapid change. As controversies continue to arise in the healthcare industry, federal and state regulation and enforcement priorities in this area can be expected to increase, the impact of which cannot be predicted. There can be no assurance that the Company will not be subject to scrutiny or challenge under one or more regulations or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material effect upon the Company’s Consolidated Financial Statements. A violation of the federal Anti-Kickback Statute, for example, may result in substantial criminal and civil penalties, as well as suspension or exclusion from the Medicare and Medicaid programs. Moreover, the costs and expenses associated with defending these actions, even where successful, can be significant.
NOTE 9 — CONCENTRATION OF RISK
Customer and Credit Concentration Risk
The Company provides trade credit to its customers in the normal course of business. No commercial payors accounted for more than 10.0% of revenue during the three months and six months ended June 30, 2018. One commercial payor, United Healthcare, accounted for approximately 21.9% and 22.4% of revenue during the three months and six months ended June 30, 2017, respectively. In addition, Medicare accounted for approximately 7.7% and 7.1% of revenue during the three months ended June 30, 2018 and 2017, respectively, and 8.0% and 7.0% of revenue during the six months ended June 30, 2018 and 2017.

NOTE 10 — INCOME TAXES
The Company’s federal and state income tax provision from continuing operations for the three months and six months ended June 30, 2018 and 2017 is summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current
Federal	$—	$—	$—	$—
State	18	190	35	226
Total current	18	190	35	226
Deferred
Federal	—	437	—	932
State	25	91	56	179
Total deferred	25	528	56	1,111
Total income tax expense	$43	$718	$91	$1,337

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and six months ended June 30, 2018 and 2017 is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Tax benefit at statutory rate	$(3,155)	$(9,790)	$(5,884)	$(16,236)
State tax expense, net of federal taxes	43	190	91	226
Valuation allowance changes affecting income tax provision	2,484	10,266	5,903	17,242
Permanent items	671	52	(19)	105
Income tax expense	$43	$718	$91	$1,337
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 or U.S. Federal Tax Reform (the “Reform”). The enactment included broad tax changes that are applicable to BioScrip, Inc. Most notably, the Reform decreased the U.S. corporate income tax rate from a high of 35% to a flat 21% rate effective January 1, 2018. As a result, the Company has revalued its ending net deferred tax assets as of December 31, 2017. At June 30, 2018, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $419.5 million, of which $11.5 million, is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $22.1 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state NOL carry forwards of approximately $457.8 million, the majority of which will begin expiring in 2018 and later.
NOTE 11 — STOCK-BASED COMPENSATION
BioScrip Equity Incentive Plans
Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors.

A total of 16,406,939 shares of stock are authorized for issuance under the 2018 Plan, to include shares that remained available for grant under the 2008 Plan as of the effective date of the 2018 Plan. The authorized shares were reduced by all shares granted under the 2008 Plan after December 31, 2017 in accordance with the terms of the 2018 Plan. No key employee in any calendar year will be granted more than 3,000,000 shares of Stock with respect to (i) Options to purchase shares of Stock, (ii) Stock Appreciation Rights (based on the appreciation with respect to shares of Stock); and (iii) Stock Grants and Restricted Stock Units that are intended to comply with the requirements of Section 162(m) of the Code.
As of June 30, 2018, 13,734,864 shares remain available for grant under the 2018 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.3 million during the three months ended June 30, 2018 and 2017, and $0.6 million during the six months ended June 30, 2018 and 2017.
Restricted Stock
The Company recognized $0.8 million and a nominal amount of compensation expense related to restricted stock awards during the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.3 million of compensation expense during the six months ended June 30, 2018 and 2017, respectively.
Stock Appreciation Rights and Market Based Cash Awards
The Company recognized nominal amounts of compensation expense related to stock appreciation rights awards during the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017.
The Company recognized $0.2 million and nominal amounts of compensation expense related to market based cash awards during the three months ended June 30, 2018 and 2017, respectively, and $0.2 million and nominal amounts of compensation expense during six months ended June 30, 2018 and 2017, respectively.
Employee Stock Purchase Plan
On May 3, 2018, the Company’s stockholders approved an amendment to the BioScrip, Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period. The Company increased the number of shares of Common Stock available for issuance under the ESPP by 1,500,000, from 750,000 shares to 2,250,000 shares.
As of June 30, 2018, 1,459,209 shares remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 790,791 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2018 and 2017, the Company incurred less than $0.1 million of expense related to the ESPP.

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
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and satisfy the other covenants contained in our debt agreements;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding potential legislative and regulatory changes impacting the level of reimbursement received from the Medicare program and state Medicaid programs;

•	periodic reviews and billing audits from governmental and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and laws, particularly those affecting governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	the status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our acquisition and growth strategy; and

•	our ability to successfully integrate other businesses we may acquire.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with increased or changing government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our Notes Facility (as defined below) and unsecured notes indenture;

•	risks associated with our issuance of the 2017 Warrants (as defined below);

•	risks associated with the retention or transition of executive officers and key employees;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	reductions to and delays or suspensions of federal and state payments for services provided;

•
efforts to reduce healthcare costs and alter health care financing, which may involve reductions in reimbursement for our products and services and value based payment initiatives, including accountable care organizations;

•
the effect of health reform efforts, including the 21st Century Cures Act (the “Cures Act”) and the Patient Protections and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Affordable Care Act”);

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
Business Overview
We are a national provider of infusion solutions. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients with access to post-acute care services. We are committed to bringing customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of the filing of this Quarterly Report, we have a total of 65 service locations in 27 states.
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
Regulatory Matters Update
Approximately 19.3% and 15.7% of revenue for the three months ended June 30, 2018 and 2017, respectively, and approximately 19.9% and 16.0% of revenue for the six months ended June 30, 2018 and 2017, was derived directly from the Medicare program, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs indirectly through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare program and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months and six months ended June 30, 2018, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.
Given the reimbursement pressures, we strive to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.
Medicare
We receive reimbursement for infusion therapy under the Medicare program. Coverage is limited based on the place of service, diagnosis, and method of drug delivery. In recent years, legislative and regulatory changes have resulted in limitations and reductions in reimbursement under the Medicare program. For example, the Cures Act, which Congress passed in December 2016, changed the payment methodology for certain infusion drugs under the Part B DME benefit. Significant reductions to the amount paid by Medicare for many infusion drugs took effect January 1, 2017. In addition, the Cures Act provides for the implementation of a clinical services payment under Part B for “qualified home infusion therapy suppliers.” Under this new payment system, Medicare will reimburse home infusion therapy suppliers based on a single, all-inclusive rate. The services payment provision does not take effect until January 1, 2021. However, the Bipartisan Budget Act of 2018 provides for temporary transitional benefit payments, starting January 1, 2019, for Medicare Part B home infusion services. This temporary benefit will continue until January 1, 2021, when the services payment in the Cures Act takes effect.

There are also more general efforts to reduce federal spending. For example, the Budget Control Act of 2011 (the “BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. Centers for Medicare and Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims in 2013. These reductions have been extended through 2027.

Approximately 7.7% and 8.0% of revenue for the three months and six months ended June 30, 2018, respectively, was derived from Medicare.
Critical Accounting Estimates
Our Unaudited Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from these estimates.
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

Collectability of Accounts Receivable
The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	June 30, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$15,772	$2,192	$17,964	$20,602	$10,082	$30,684
Commercial	69,014	5,091	74,105	63,767	18,779	82,546
Patient	3,359	1,489	4,848	2,577	7,627	10,204
Gross accounts receivable	$88,145	$8,772	96,917	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$96,917			$85,522

Results of Operations
The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months and six months ended June 30, 2018 with the results of operations for the corresponding periods in 2017.
Three months ended June 30, 2018 compared to three months ended June 30, 2017

	Three Months Ended June 30,		As a Percentage of Revenue
	(in thousands)
	2018	2017	2018	2017
Net revenue	$175,789	$218,106	100.0%	100.0%
Gross profit	59,957	67,611	34.1%	31.0%
Other operating expenses	38,861	42,293	22.1%	19.4%
Bad debt expense	—	6,117	—%	2.8%
General and administrative expenses	10,931	9,654	6.2%	4.4%
Restructuring, acquisition, integration, and other expenses, net	2,024	4,147	1.2%	1.9%
Change in fair value of equity linked liabilities	3,064	—	1.7%	—%
Depreciation and amortization expense	6,366	7,065	3.6%	3.2%
Interest expense	13,805	12,630	7.9%	5.8%
Loss on extinguishment of debt	—	13,453	—%	6.2%
Loss on dispositions	(13)	685	—%	0.3%
Loss from continuing operations, before income taxes	(15,081)	(28,433)	(8.6)%	(13.0)%
Income tax expense	43	718	—%	0.3%
Loss from continuing operations, net of income taxes	(15,124)	(29,151)	(8.6)%	(13.4)%
Loss from discontinued operations, net of income taxes	(15)	(373)	—%	(0.2)%
Net loss	$(15,139)	$(29,524)	(8.6)%	(13.5)%
Net Revenue. Net revenue for the three months ended June 30, 2018 decreased $42.3 million, or 19.4%, to $175.8 million, compared to net revenue of $218.1 million for the same period in 2017. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017. Additionally, implementation of Topic 606 during the first quarter of 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue. The impact of the change in accounting principle during the three months ended June 30, 2018 was a $5.4 million, or 3.0%, reduction to revenue. Prior period amounts have not been reclassified, consistent with the modified retrospective implementation approach, as outlined in Topic 606.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. Gross profit as a percentage of revenue improved by 3.1% for the three months ended June 30, 2018 as compared to the same period in 2017 due to an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with decreased cost of prescription medicines as a result of improved supply chain management. The decrease in gross profit of $7.7 million or 11.3% was primarily driven by the decrease in revenue of $5.4 million associated with the impact of implementation of ASC Topic 606 (see Note 3 - Revenue), lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, and higher costs associated with temporary product shortages, partially offset by higher gross profit margins due to higher core mix and lower costs of prescription medications.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended June 30, 2018 decreased $3.4 million or 8.1% compared to the same period in 2017 due to decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts.
Bad Debt Expense. Bad debt expense decreased $6.1 million during the three months ended June 30, 2018 as compared to the same period in 2017 consistent with the implementation of ASC Topic 606 (see Note 3 - Revenue) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the three months ended June 30, 2018. Bad debt expense as a percentage of revenue was 2.8% during the same period in 2017.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase of $1.3 million or 13.2% in general and administrative expenses during the three months ended June 30, 2018 as compared to the same period in 2017, resulted primarily from increased stock based compensation expense.
Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net decreased by $2.1 million or 51.2% during the three months ended June 30, 2018 as compared to the same period in 2017. The decrease was driven by the decreased acquisition and integration activity during the current quarter. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended June 30, 2018 and 2017, we recorded depreciation expense of $3.9 million and $3.9 million, respectively, and amortization expense of intangibles of $2.4 million and $3.2 million, respectively. The decrease in depreciation and amortization expense during the three months ended June 30, 2018 as compared to the same period in 2017 is attributable to full amortization of certain intangible assets.
Interest Expense. Interest expense consists of interest expense and deferred financing costs reduced by an immaterial amount of interest income. During the three months ended June 30, 2018 and 2017, we recorded interest expense of $13.8 million and $12.6 million, respectively, including $2.0 million and $1.6 million of amortization of deferred financing costs, respectively. The increase in interest expense during the three months ended June 30, 2018 as compared to the same period in 2017 is the result of the changes in debt structure (see Note 7 - Debt).
Change in Fair Value of Equity Linked Liabilities. The increase in the fair value of equity linked liabilities of $3.1 million during the three months ended June 30, 2018 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt). The increase related primarily to an increase in the Company’s stock price during the quarter.
Income Tax Expense. Income tax expense for the three months ended June 30, 2018 of less than $0.1 million includes a $2.5 million increase in deferred tax asset valuation allowances, $0.7 million of permanent items and less than $0.1 million of state tax expense, partially offset by a federal tax benefit of $3.2 million. Income tax expense for the three months ended June 30, 2017 of $0.7 million includes a $10.3 million increase in deferred tax asset valuation allowances, $0.1 million of permanent items and less than $0.2 million of state tax expense, partially offset by a federal tax benefit of $9.8 million.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

	Six Months Ended June 30,		As a Percentage of Revenue
	(in thousands)
	2018	2017	2018	2017
Net revenue	$344,373	$435,916	100.0%	100.0%
Gross profit	115,005	132,486	33.4%	30.4%
Other operating expenses	78,160	86,612	22.7%	19.9%
Bad debt expense	—	13,160	—%	3.0%
General and administrative expenses	21,600	18,920	6.3%	4.3%
Restructuring, acquisition, integration, and other expenses, net	3,906	7,370	1.1%	1.7%
Change in fair value of equity linked liabilities	(375)	—	(0.1)%	—%
Depreciation and amortization expense	12,852	14,230	3.7%	3.3%
Interest expense	27,200	25,290	7.9%	5.8%
Loss on extinguishment of debt	—	13,453	—%	3.1%
(Gain) loss on dispositions	(318)	685	(0.1)%	0.2%
Loss from continuing operations, before income taxes	(28,020)	(47,234)	(8.1)%	(10.8)%
Income tax expense	91	1,337	—%	0.3%
Loss from continuing operations, net of income taxes	(28,111)	(48,571)	(8.2)%	(11.1)%
Loss from discontinued operations, net of income taxes	(45)	(672)	—%	(0.2)%
Net loss	$(28,156)	$(49,243)	(8.2)%	(11.3)%
Net Revenue. Net revenue for the six months ended June 30, 2018 decreased $91.5 million, or 21.0%, to $344.4 million, compared to net revenue of $435.9 million for the same period in 2017. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017, and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter. Finally, implementation of Topic 606 during the first quarter of 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue. The impact of the change in accounting principle during the six months ended June 30, 2018 was a $10.9 million, or 3.1%, reduction to revenue. Prior period amounts have not been reclassified, consistent with the modified retrospective implementation approach, as outlined in Topic 606.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. Gross profit as a percentage of revenue improved by 3.0% for the six months ended June 30, 2018 as compared to the same period in 2017 due to an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with decreased cost of prescription medicines as a result of improved supply chain management. The decrease in gross profit of $17.5 million or 13.2% was primarily driven by the decrease in revenue of $10.9 million associated with the impact of implementation of ASC Topic 606 (see Note 3 - Revenue), lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter, partially offset by higher gross profit margins due to higher core mix and lower costs of prescription medications.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the six months ended June 30, 2018 decreased $8.5 million or 9.8% compared to the same period in 2017 due to decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts.
Bad Debt Expense. Bad debt expense decreased $13.2 million during the six months ended June 30, 2018 as compared to the same period in 2017 consistent with the implementation of ASC Topic 606 (see Note 3 - Revenue) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the six months ended June 30, 2018. Bad debt expense as a percentage of revenue was 3.0% during the same period in 2017.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses of $2.7 million or 14.2% resulted primarily from increased stock based compensation expense, investments in our field force including our National Meeting, sales force effectiveness tools and strategies, and additional professional service fees including legal and accounting.
Restructuring, Acquisition, Integration, and Other Expenses, Net. The restructuring, acquisition, integration, and other expenses, net decreased by $3.5 million or 47.0% during the six months ended June 30, 2018. The decrease was driven by the decreased acquisition and integration activity during the six months ended June 30, 2018. The restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the six months ended June 30, 2018 and 2017, we recorded depreciation expense of $8.0 million and $7.9 million, respectively, and amortization expense of intangibles of $4.9 million and $6.4 million, respectively. The decrease in depreciation and amortization expense during the six months ended June 30, 2018 as compared to the same period in 2017 is primarily attributable to full amortization of certain intangible assets.
Interest Expense. Interest expense consists of interest expense and amortization of deferred financing costs, reduced by an immaterial amount of interest income. During the six months ended June 30, 2018 and 2017, we recorded interest expense of $27.2 million and $25.3 million, respectively, including $4.1 million and $3.0 million of amortization of deferred financing costs, respectively. The increase in interest expense during the six months ended June 30, 2018 as compared to the same period in 2017 is the result of the changes in debt structure (see Note 7 - Debt).
Income Tax Expense. Income tax expense for the six months ended June 30, 2018 of $0.1 million includes a $5.9 million increase in deferred tax asset valuation allowances and less than $0.1 million of state tax expense, partially offset by a federal tax benefit of $5.9 million. Income tax expense for the six months ended June 30, 2017 of $1.3 million includes a $17.2 million increase in deferred tax asset valuation allowances, $0.1 million of permanent and other items and $0.2 million of state tax expense, partially offset by a federal tax benefit of $16.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Loss from continuing operations, net of income taxes	$(15,124)	$(29,151)	$(28,111)	$(48,571)

Interest expense	(13,805)	(12,630)	(27,200)	(25,290)
Change in fair value of equity linked liabilities	(3,064)	—	375	—
Gain (loss) on dispositions	13	(685)	318	(685)
Loss on extinguishment of debt	—	(13,453)	—	(13,453)
Income tax expense	(43)	(718)	(91)	(1,337)
Depreciation and amortization expense	(6,366)	(7,065)	(12,852)	(14,230)
Stock-based compensation expense	(1,253)	(433)	(1,808)	(1,027)
Restructuring, acquisition, integration, and other expenses, net	(2,024)	(4,147)	(3,906)	(7,370)
Consolidated adjusted EBITDA	$11,418	$9,980	$17,053	$14,821
Consolidated Adjusted EBITDA increased during the three months and six months ended June 30, 2017 compared to the same period of the prior year primarily due to the overall impact of the Company’s shift in strategy to focus on growing its core revenue mix, including the UnitedHealthcare contract transition effective September 30, 2017, and restructuring and integration efforts which optimized operations.
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Funds
Net cash used in operating activities from continuing operations totaled $20.3 million during the six months ended June 30, 2018 compared to $4.4 million during the six months ended June 30, 2017, an increase of $15.9 million. Excluding interest payments, which increased by $0.5 million, operational cash flow declined by $15.4 million to $2.9 million primarily the result of payments for strategic inventory purchases associated with market inventory shortages and recalls, lower cash collections of accounts receivable, and payments related to 2017 incentive compensation plans.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2018 was $6.9 million compared to $4.3 million in cash used during the same period in 2017. The increase in cash used in investing was primarily due to renovation and expansion of certain company branch locations.
Net cash provided by financing activities from continuing operations during the six months ended June 30, 2018 was $8.6 million compared to $45.3 million in cash provided by financing activities during the same period in 2017, which was driven primarily by the first quarter 2017 private placement (see Note 5) and first quarter 2017 Priming Credit Agreement (see Note 7).
At June 30, 2018, we had working capital of $74.4 million, including $20.8 million of cash on hand, compared to working capital of $81.5 million at December 31, 2017. The $7.1 million decrease in working capital results primarily from the decrease in our cash and cash equivalents and restricted cash of $18.6 million. During the second quarter, the Company exercised the $10.0 million delayed draw provided for in our Second Lien Note Facility. At June 30, 2018, we had outstanding letters of credit totaling $4.3 million, collateralized by restricted cash of $5.0 million.
For a summary of the Company’s debt please refer to Note 7 within the financial statements section of this document.

Future Cash Requirements
Net cash used in operating activities from continuing operations totaled $20.3 million during the six months ended June 30, 2018. Our working capital decreased $7.1 million as of June 30, 2018 compared to December 31, 2017, primarily as a result of a decrease in our cash and cash equivalents of $18.6 million due to lower operating cash flow. At June 30, 2018, we had $20.8 million of unrestricted cash on hand. We expect cash and cash equivalents to increase during the second half of 2018 driven by increasing profitability, lower levels of strategic inventory purchases, and improved cash collections of accounts receivable.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as a result of not having completed the remediation of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of June 30, 2018.
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

Changes in Internal Control Over Financial Reporting
Aside from actions taken as described above in “Remediation Plans”, there have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.3
Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BioScrip, Inc. dated November 30, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 2, 2016).

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

10.1	2018 Equity Incentive Plan, dated May 3, 2018, (incorporated by reference to the Company’s Proxy Statement filed on April 4, 2018, SEC File Number 001-11993).
10.2	Amendment, dated May 3, 2018, to the Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement filed on April 4, 2018, SEC File Number 001-11993).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
Certain schedules attached to the Home Solutions Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2018.

BIOSCRIP INC.

/s/ Stephen Deitsch
Stephen Deitsch
Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)