Form 10-Q
period 2018-09-30
BioScrip, Inc.
filed 2018-11-06
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

On November 6, 2018, there were 128,041,101 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$18,944	$39,457
Restricted cash	4,320	4,950
Accounts receivable, net of allowance for doubtful accounts of $0 and $37,912 as of September 30, 2018 and December 31, 2017, respectively	113,628	85,522
Inventory	23,105	38,044
Prepaid expenses and other current assets	11,944	18,620
Total current assets	171,941	186,593
Property and equipment, net of accumulated depreciation of $97,788 and $88,298 as of September 30, 2018 and December 31, 2017, respectively	25,177	26,973
Goodwill	367,198	367,198
Intangible assets, net of accumulated amortization of $47,120 and $40,436 as of September 30, 2018 and December 31, 2017, respectively	12,030	19,114
Deferred taxes	990	1,098
Other non-current assets	1,836	2,116
Total assets	$579,172	$603,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$2,076	$1,722
Accounts payable	63,901	65,963
Amounts due to plan sponsors	1,546	4,621
Accrued interest	2,268	6,706
Accrued expenses and other current liabilities	26,204	26,118
Total current liabilities	95,995	105,130
Long-term debt, net of current portion	496,770	478,866
Other non-current liabilities	22,744	21,769
Total liabilities	615,509	605,765
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,630 and 21,645 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; and $3,172 and $2,916 liquidation preference as of September 30, 2018 and December 31, 2017, respectively	3,126	2,827
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding as of September 30, 2018 and December 31, 2017; and $92,038 and $84,555 liquidation preference as of September 30, 2018 and December 31, 2017, respectively	87,225	79,252
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 128,064,145 and 127,634,012 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	13	13
Treasury stock, 287,248 and 5,106 shares outstanding, at cost, as of September 30, 2018 and December 31, 2017, respectively	(849)	(16)
Additional paid-in capital	619,989	624,762
Accumulated deficit	(745,841)	(709,511)
Total stockholders’ deficit	(126,688)	(84,752)
Total liabilities and stockholders’ deficit	$579,172	$603,092

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$180,962	$198,692	$525,335	$634,608
Cost of revenue (excluding depreciation expense)	115,051	132,129	344,419	435,560
Gross profit	65,911	66,563	180,916	199,048

Other operating expenses	38,216	38,143	116,378	124,755
Bad debt expense	—	6,488	—	19,648
General and administrative expenses	12,478	9,405	34,084	28,325
Restructuring, acquisition, integration, and other expenses	885	4,037	4,789	11,407
Change in fair value of equity linked liabilities	1,605	1,103	1,228	1,103
Depreciation and amortization expense	5,767	7,058	18,617	21,288
Interest expense	14,971	13,360	42,171	38,649
Loss on extinguishment of debt	—	—	—	13,453
Loss (gain) on dispositions	(10)	(33)	(330)	652
Loss from continuing operations, before income taxes	(8,001)	(12,998)	(36,021)	(60,232)
Income tax expense	102	60	191	1,397
Loss from continuing operations, net of income taxes	(8,103)	(13,058)	(36,212)	(61,629)
Income (loss) from discontinued operations, net of income taxes	(71)	66	(118)	(606)
Net loss	$(8,174)	$(12,992)	$(36,330)	$(62,235)
Accrued dividends on preferred stock	(2,861)	(2,569)	(8,272)	(7,435)
Loss attributable to common stockholders	$(11,035)	$(15,561)	$(44,602)	$(69,670)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.09)	$(0.12)	$(0.35)	$(0.56)
Loss from discontinued operations, basic and diluted	—	—	—	(0.01)
Loss per common share, basic and diluted	$(0.09)	$(0.12)	$(0.35)	$(0.57)

Weighted average common shares outstanding, basic and diluted	127,528	127,488	127,893	122,519

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,330)	$(62,235)
Less: Loss from discontinued operations, net of income taxes	(118)	(606)
Loss from continuing operations, net of income taxes	(36,212)	(61,629)
Adjustments to reconcile loss from continuing operations, net of income taxes to net cash used in operating activities:
Depreciation and amortization	18,617	21,288
Amortization of deferred financing costs and debt discount	6,084	4,676
Change in fair value of equity linked liabilities	1,228	1,103
Change in deferred income taxes	108	1,868
Stock-based compensation	3,032	1,525
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	3,800	—
Loss (gain) on dispositions	(330)	652
Loss on extinguishment of debt	—	13,453
Changes in assets and liabilities:
Accounts receivable	(28,106)	22,257
Inventory	14,939	8,391
Prepaid expenses and other assets	6,956	3,033
Accounts payable	(2,062)	(14,716)
Amounts due to plan sponsors	(3,075)	1,091
Accrued interest	(4,438)	(3,508)
Accrued expenses and other liabilities	(667)	(2,800)
Net cash used in operating activities from continuing operations	(20,126)	(3,316)
Net cash used in operating activities from discontinued operations	(117)	(6,106)
Net cash used in operating activities	(20,243)	(9,422)
Cash flows from investing activities:
Purchases of property and equipment	(9,408)	(6,570)
Net cash used in investing activities	(9,408)	(6,570)
Cash flows from financing activities:
Proceeds from priming credit agreement, net of issuance costs	—	23,060
Fees attributable to extinguishment of debt	—	(980)
Net proceeds from issuance of equity, net of issuance costs	—	20,822
Borrowings on long-term debt, net of expenses	10,000	294,446
Borrowings on revolving credit facility	—	563
Repayments on revolving credit facility	—	(55,863)
Principal payments of long-term debt	—	(236,770)
Repayments of capital leases	(1,623)	(792)
Net activity from exercises of employee stock awards	131	(100)
Net cash provided by financing activities	8,508	44,386
Net change in cash, cash equivalents, and restricted cash	(21,143)	28,394
Cash, cash equivalents and restricted cash - beginning of period	44,407	9,569
Cash, cash equivalents and restricted cash - end of period	$23,264	$37,963
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$36,735	$38,454
Cash paid during the period for income taxes	$51	$327
DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Entry into capital lease	$—	$1,825
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	$3,800	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
We are a national provider of infusion solutions with nearly 70 service locations around the U.S. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients with access to post-acute care services. We are committed to bringing customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.
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
The information furnished in these Unaudited Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year.
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

The following tables set forth the effect these corrections had on the Company’s unaudited consolidated statements of operations for the three and nine months ended ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Previously Reported	Corrections	Revised	Previously Reported	Corrections	Revised
Net revenue	$198,692	$—	$198,692	$634,608	$—	$634,608
Gross profit	67,176	(613)	66,563	201,070	(2,022)	199,048
Total Operating Expenses	66,345	(144)	66,201	221,128	(497)	220,631
Interest expense	13,175	185	13,360	38,635	14	38,649
Loss from continuing operations, net of income taxes	(12,404)	(654)	(13,058)	(60,090)	(1,538)	(61,628)
Income (loss) from discontinued operations, net of income taxes	(113)	179	66	(1,053)	447	(606)
Net loss	$(12,517)	$(475)	$(12,992)	$(61,143)	$(1,091)	$(62,234)
Certain amounts disclosed in the accompanying notes to the financial statements have been revised to reflect the corrections.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied, or in accordance with the governing agreement. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of September 30, 2018, the Company had a restricted cash balance, in a money market account, of $4.3 million to cash collateralize outstanding letters of credit.

Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$12,555	$3,028	$15,583	$20,602	$10,082	$30,684
Commercial	80,508	10,825	91,333	63,767	18,779	82,546
Patient	1,922	4,790	6,712	2,577	7,627	10,204
Gross accounts receivable	$94,985	$18,643	113,628	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$113,628			$85,522

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 — Internal Use Software. ASU 2018-15 aligns the requirements for capitalization of implementation costs related to hosted software with the existing internal-use software guidance. The effective date for ASU 2018-15 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13— Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurements. ASU 2018-13 modifies fair value measurement disclosure requirements. The effective date for ASU 2018-13 is for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s disclosures to the consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. In January 2018, the FASB issued an additional amendment that provides a practical expedient giving companies the option to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. The amendment in the update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. In July 2018, the FASB issued an additional amendment, ASU 2018-11, which provides a new, optional transition method and provides lessors a practical expedient for separating lease and non-lease components. In July 2018, the FASB additionally issued ASU 2018-1— Codification Improvements to Topic 842, Leases, which clarifies and correct errors in ASC 842. The effective date for the amendments issued is the same as the effective date of ASC 842. Although early adoption is permitted, the Company plans to adopt the guidance on January 1, 2019. Topic 842 requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements, using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. The Company is evaluating the effect of adoption of the updated standard on its consolidated financial statements.

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

The following table presents our revenues at amounts initially recognized for each associated payor class for the three and nine months ended September 30, 2018 (in millions). Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Commercial	$139,077	$431,869
Government	39,498	88,437
Patient	2,387	5,029
Total Revenue	$180,962	$525,335

Absent implementation of Topic 606, the Company would have reported revenue of $186.7 million and $541.9 million, gross profit of $71.6 million and $197.5 million, and bad debt expense of $5.7 million and $16.5 million for the three and nine months ended September 30, 2018, respectively; and allowance for doubtful accounts of $42.9 million at September 30, 2018.

Contract Assets and Liabilities

In accordance with Topic 606, contract assets are to be recognized when an entity has the right to receive consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. The Company does not recognize contract assets as the right to receive consideration is unconditional in accordance with the passage of time criteria. Also in accordance with Topic 606, contract liabilities are to be recognized when an entity is obligated to transfer goods or services for which consideration has already been received. The Company does not receive consideration prior to the transfer of goods or services and, therefore, does not recognize contract liabilities.

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

NOTE 4 — LOSS PER SHARE
The Company presents basic and diluted loss per share for its common stock, par value $0.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stock, stock appreciation rights, warrants and Series A and Series C Preferred Stock (as defined below). Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A and Series C Preferred Stock are determined using the “if converted” method.
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

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Loss from continuing operations, net of income taxes	$(8,103)	$(13,058)	$(36,212)	$(61,629)
Income (Loss) from discontinued operations, net of income taxes	(71)	66	(118)	(606)
Net loss	$(8,174)	$(12,992)	$(36,330)	$(62,235)
Dividends on preferred stock	(2,861)	(2,569)	(8,272)	(7,435)
Loss attributable to common stockholders	$(11,035)	$(15,561)	$(44,602)	$(69,670)

Denominator - Basic and Diluted:
Weighted average common shares outstanding	127,528	127,488	127,893	122,519

Loss per Common Share:
Loss from continuing operations, basic and diluted	$(0.09)	$(0.12)	$(0.35)	$(0.56)
Loss from discontinued operations, basic and diluted	—	—	—	(0.01)
Loss per common share, basic and diluted	$(0.09)	$(0.12)	$(0.35)	$(0.57)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three and nine months ended September 30, 2018 and 2017 excludes the effect of shares that would be issued in connection with the PIPE Transaction, the Rights Offering, 2017 Warrants (see Note 5 - Stockholders’ Deficit), stock options, and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.
NOTE 5 — STOCKHOLDERS’ DEFICIT
Carrying Value of Series A Preferred Stock
As of September 30, 2018, the carrying value of Series A Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2018 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the nine months ended September 30, 2018 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2017	$2,827
Dividends and discount accretion through September 30, 2018 [1]	299
Series A Preferred Stock carrying value September 30, 2018	$3,126
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
Carrying Value of Series C Preferred Stock
As of September 30, 2018, the carrying value of Series C Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $7.5 million and $0.5 million, respectively, for the nine months ended September 30, 2018 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the nine months ended September 30, 2018 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2017	$79,252
Dividends and discount accretion through September 30, 2018 [1]	7,973
Series C Preferred Stock carrying value September 30, 2018	$87,225

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

As of September 30, 2018, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $3.2 million and $92.0 million, respectively.
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
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants is subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity. The 2017 Warrants are reflected as a liability in other non-current liabilities on the balance sheet and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants was $21.7 million as of September 30, 2018 and was included in other non-current liabilities on the accompanying Unaudited Consolidated Balance Sheets. Fair value increases of $1.6 million and $1.2 million for the three months and nine months ended September 30, 2018, respectively, are presented as changes in fair value of equity linked liabilities on the accompanying Unaudited Consolidated Statements of Operations.
NOTE 6 — RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES
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
Restructuring, acquisition, integration, and other expenses in the Unaudited Consolidated Statements of Operations for the three and nine months ended ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring expense	$833	$3,791	$4,666	$10,881
Acquisition and integration expense	52	246	123	526
Total restructuring, acquisition, integration, and other expenses	$885	$4,037	$4,789	$11,407

NOTE 7 — DEBT
As of September 30, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
First Lien Note Facility, net of unamortized discount	198,801	198,324
Second Lien Note Facility, net of unamortized discount	103,571	85,694
2021 Notes, net of unamortized discount	197,927	197,363
Capital leases	1,239	2,863
Less: Deferred financing costs	(2,692)	(3,656)
Total Debt	498,846	480,588
Less: Current portion of long-term debt	(2,076)	(1,722)
Long-term debt, net of current portion	$496,770	$478,866
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
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. During the third quarter, $3.8 million of interest was capitalized to the Second Lien Notes, increasing the principal amount to $113.8 million as of September 30, 2018. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
In connection with the Second Lien Note Facility, the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”). The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities at a fair value of $21.7 million.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of September 30, 2018, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.
Fair Value of Financial Instruments
The following details our financial instruments where the carrying value and the fair value differ (in thousands):

Financial Instrument	Carrying Value as of September 30, 2018	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility	$198,801	$—	$—	$202,512
Second Lien Note Facility	103,571	—	—	117,219
2017 Warrants	21,724	—	21,724	—
2021 Notes	197,927	—	189,500	—
Total	$522,023	$—	$211,224	$319,731
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
NOTE 9 — CONCENTRATION OF RISK
Customer and Credit Concentration Risk
The Company provides trade credit to its customers in the normal course of business. No single payor accounted for more than 10.0% of revenue during the three and nine months ended September 30, 2018. One commercial payor, United Healthcare, accounted for approximately 18.1% and 21.0% of revenue during the three and nine months ended September 30, 2017, respectively.

NOTE 10 — INCOME TAXES
The Company’s federal and state income tax provision from continuing operations for the three months and nine months ended September 30, 2018 and 2017 is summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current
Federal	$—	$(925)	$—	$(925)
State	50	378	84	528
Total current	50	(547)	84	(397)
Deferred
Federal	—	515	—	1,523
State	52	92	107	271
Total deferred	52	607	107	1,794
Total income tax expense	$102	$60	$191	$1,397

The Company’s reconciliation of the statutory rate from continuing operations to the effective income tax rate for the three months and nine months ended September 30, 2018 and 2017 is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Tax benefit at statutory rate	$(1,680)	$(4,307)	$(7,564)	$(20,543)
State tax expense, net of federal taxes	102	378	191	528
Alternative Minimum Tax receivable	—	(925)	—	(925)
Valuation allowance changes affecting income tax provision	1,261	4,876	7,163	22,194
Permanent items	419	38	401	143
Income tax expense	$102	$60	$191	$1,397
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 or U.S. Federal Tax Reform (the “Reform”). The enactment included broad tax changes that are applicable to BioScrip, Inc. Most notably, the Reform decreased the U.S. corporate income tax rate from a high of 35% to a flat 21% rate effective January 1, 2018. As a result, the Company has revalued its ending net deferred tax assets as of December 31, 2017. At September 30, 2018, the Company had Federal net operating loss (“NOL”) carry forwards of approximately $427.0 million, of which $10.8 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $37.1 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state NOL carry forwards of approximately $467.1 million, the majority of which will begin expiring in 2018 and later.
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
As of September 30, 2018, 13,339,067 shares remain available for grant under the 2018 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.3 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively.
Restricted Stock
The Company recognized $0.8 million and $0.4 million of compensation expense related to restricted stock awards during the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $0.6 million of compensation expense during the nine months ended September 30, 2018 and 2017, respectively.
Stock Appreciation Rights and Market Based Cash Awards
The Company recognized nominal amounts of compensation expense related to stock appreciation rights awards during the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017.
The Company recognized $0.1 million and a nominal amount of compensation expense related to market based cash awards during the three months ended September 30, 2018 and 2017, respectively, and $0.2 million and $0.1 million of compensation expense during nine months ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018, 1,422,842 shares remained available for grant under the ESPP. Since inception, the ESPP’s third-party service provider has purchased 827,158 shares on the open market and delivered these shares to the Company’s employees pursuant to the ESPP. During the three months ended September 30, 2018 and 2017, the Company incurred less than $0.1 million of expense. During the nine months ended September 30, 2018 and 2017, the company incurred $0.1 million of expense related to the ESPP.

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
Business Overview
We are a national provider of infusion solutions with nearly 70 service locations around the U.S. We partner with physicians, hospital systems, skilled nursing facilities, and healthcare payors to provide patients with access to post-acute care services. We are committed to bringing customer-focused healthcare infusion therapy services into the home or alternate site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.
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
Regulatory Matters Update
Approximately 19.1% and 15.6% of revenue for the three months ended September 30, 2018 and 2017, respectively, and approximately 19.6% and 16.0% of revenue for the nine months ended September 30, 2018 and 2017, respectively, was derived directly from the Medicare program, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs indirectly through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare program and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months and nine months ended September 30, 2018, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures.
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

Approximately 6.8% and 7.6% of revenue for the three and nine months ended ended September 30, 2018, respectively, and 6.3% and 6.8% of revenue for the three and nine months ended ended September 30, 2017, respectively, was derived from Medicare.
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

Collectability of Accounts Receivable
The following table sets forth the aging of our net accounts receivable (net of allowance for contractual adjustments, and prior to allowance for doubtful accounts), aged based on date of service and categorized based on the three primary overall types of accounts receivable characteristics (in thousands):

	September 30, 2018			December 31, 2017
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$12,555	$3,028	$15,583	$20,602	$10,082	$30,684
Commercial	80,508	10,825	91,333	63,767	18,779	82,546
Patient	1,922	4,790	6,712	2,577	7,627	10,204
Gross accounts receivable	$94,985	$18,643	113,628	$86,946	$36,488	123,434
Allowance for doubtful accounts			—			(37,912)
Net accounts receivable			$113,628			$85,522

Results of Operations
The following consolidated statements have been derived from our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The discussion set forth below compares our results of operations for the three months and nine months ended September 30, 2018 with the results of operations for the corresponding periods in 2017.
Three months ended September 30, 2018 compared to three months ended September 30, 2017

	Three Months Ended September 30,		As a Percentage of Revenue
	(in thousands)
	2018	2017	2018	2017
Net revenue	180,962	198,692	100.0%	100.0%
Gross profit	65,911	66,563	36.4%	33.5%
Other operating expenses	38,216	38,143	21.1%	19.2%
Bad debt expense	—	6,488	—%	3.3%
General and administrative expenses	12,478	9,405	6.9%	4.7%
Restructuring, acquisition, integration, and other expenses	885	4,037	0.5%	2.0%
Change in fair value of equity linked liabilities	1,605	1,103	0.9%	0.6%
Depreciation and amortization expense	5,767	7,058	3.2%	3.6%
Interest expense	14,971	13,360	8.3%	6.7%
Loss on extinguishment of debt	—	—	—%	—%
Loss on dispositions	(10)	(33)	—%	—%
Loss from continuing operations, before income taxes	(8,001)	(12,998)	(4.4)%	(6.5)%
Income tax expense	102	60	0.1%	—%
Loss from continuing operations, net of income taxes	(8,103)	(13,058)	(4.5)%	(6.6)%
Income (loss) from discontinued operations, net of income taxes	(71)	66	—%	—%
Net loss	(8,174)	(12,992)	(4.5)%	(6.5)%
Net Revenue. Net revenue for the three months ended September 30, 2018 decreased $17.7 million, or 8.9%, to $181.0 million, compared to net revenue of $198.7 million for the same period in 2017. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017. Additionally, implementation of Topic 606 during the first quarter of 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue. The impact of the change in accounting principle during the three months ended September 30, 2018 was a $5.7 million, or 3.1%, reduction to revenue. Prior period amounts have not been reclassified, consistent with the modified retrospective implementation approach, as outlined in Topic 606.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. Gross profit as a percentage of revenue improved by 2.9 percentage points for the three months ended September 30, 2018 as compared to the same period in 2017 due to an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with a decreased cost of prescription medicines as a result of improved supply chain management, offset partially by the impact of ASC Topic 606 implementation. The decrease in gross profit of $0.7 million or 1.0% was primarily driven by the decrease in revenue of $5.7 million associated with the impact of implementation of ASC Topic 606 (see Note 3 - Revenue) and lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, partially offset by higher gross profit margins due to higher core mix and lower costs of prescription medications.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the three months ended September 30, 2018 increased $0.1 million or 0.2% compared to the same period in 2017 due to a nominal increase in professional service and field office expenses.
Bad Debt Expense. Bad debt expense decreased $6.5 million during the three months ended September 30, 2018 as compared to the same period in 2017 consistent with the implementation of ASC Topic 606 (see Note 3 - Revenue) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the three months ended September 30, 2018. Bad debt expense as a percentage of revenue was 3.3% during the same period in 2017.
General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase of $3.1 million or 32.7% in general and administrative expenses during the three months ended September 30, 2018 as compared to the same period in 2017, resulted primarily from increased stock based compensation, employee benefit and professional service fees including legal and accounting.
Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses decreased by $3.2 million or 78.1% during the three months ended September 30, 2018 as compared to the same period in 2017. The decrease was driven by a reduction of restructuring, acquisition and integration activity during the current quarter. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the three months ended September 30, 2018 and 2017, depreciation expense was $3.6 million and $4.1 million, respectively, and amortization expense was $2.2 million and $3.0 million, respectively. The decrease in depreciation and amortization expense during the three months ended September 30, 2018 as compared to the same period in 2017 is attributable to full depreciation of certain property and equipment and full amortization of certain intangible assets.
Interest Expense. Interest expense consists of interest expense, amortization of deferred financing costs and debt discounts reduced by an immaterial amount of interest income. During the three months ended September 30, 2018 and 2017, interest expense was $15.0 million and $13.4 million, respectively, including $2.0 million and $1.7 million of amortization of deferred financing costs and debt discounts, respectively. The increase in interest expense during the three months ended September 30, 2018 as compared to the same period in 2017 is primarily the result of increasing variable interest rates on the First and Second Lien Note Facilities.
Change in Fair Value of Equity Linked Liabilities. The increase in the fair value of equity linked liabilities of $1.6 million during the three months ended September 30, 2018 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt). The increase is primarily driven by an increase in the Company’s stock price.
Income Tax Expense. Income tax expense for the three months ended September 30, 2018 of $0.1 million includes a $1.3 million increase in deferred tax asset valuation allowances and $0.1 million of state tax expense, partially offset by a federal tax benefit of $1.7 million and $0.4 million of permanent items. Income tax expense for the three months ended September 30, 2017 of $0.1 million includes a $4.9 million increase in deferred tax asset valuation allowances and $0.4 million of state tax expense, partially offset by a federal tax benefit of $4.3 million and alternative minimum taxes of $0.9 million.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

	Nine Months Ended September 30,		As a Percentage of Revenue
	(in thousands)
	2018	2017	2018	2017
Net revenue	$525,335	$634,608	100.0%	100.0%
Gross profit	180,916	199,048	34.4%	31.4%
Other operating expenses	116,378	124,755	22.2%	19.7%
Bad debt expense	—	19,648	—%	3.1%
General and administrative expenses	34,084	28,325	6.5%	4.5%
Restructuring, acquisition, integration, and other expenses	4,789	11,407	0.9%	1.8%
Change in fair value of equity linked liabilities	1,228	1,103	0.2%	0.2%
Depreciation and amortization expense	18,617	21,288	3.5%	3.4%
Interest expense	42,171	38,649	8.0%	6.1%
Loss on extinguishment of debt	—	13,453	—%	2.1%
Loss (gain) on dispositions	(330)	652	(0.1)%	0.1%
Loss from continuing operations, before income taxes	(36,021)	(60,232)	(6.9)%	(9.5)%
Income tax expense	191	1,397	—%	0.2%
Loss from continuing operations, net of income taxes	(36,212)	(61,629)	(6.9)%	(9.7)%
Income (loss) from discontinued operations, net of income taxes	(118)	(606)	—%	(0.1)%
Net loss	$(36,330)	$(62,235)	(6.9)%	(9.8)%
Net Revenue. Net revenue for the nine months ended September 30, 2018 decreased $109.3 million, or 17.2%, to $525.3 million, compared to net revenue of $634.6 million for the same period in 2017. The decrease in net revenue primarily reflects the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017, and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter. Additionally, implementation of Topic 606 during the first quarter of 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue. The impact of the change in accounting principle during the nine months ended September 30, 2018 was a $16.5 million, or 3.1%, reduction to revenue. Prior period amounts have not been reclassified, consistent with the modified retrospective implementation approach, as outlined in Topic 606.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. Gross profit as a percentage of revenue improved by 3.0 percentage points for the nine months ended September 30, 2018 as compared to the same period in 2017 due to an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, coupled with decreased cost of prescription medicines as a result of improved supply chain management, offset partially by the impact of ASC Topic 606 implementation. The decrease in gross profit of $18.1 million or 9.1% was primarily driven by the decrease in revenue of $16.5 million associated with the impact of implementation of ASC Topic 606 (see Note 3 - Revenue), lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter, partially offset by higher gross profit margins due to higher core mix and lower costs of prescription medications.
Other Operating Expenses. Other operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Other operating expenses for the nine months ended September 30, 2018 decreased $8.4 million or 6.7% compared to the same period in 2017 due to decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts.
Bad Debt Expense. Bad debt expense decreased $19.6 million during the nine months ended September 30, 2018 as compared to the same period in 2017 consistent with the implementation of ASC Topic 606 (see Note 3 - Revenue) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the nine months ended September 30, 2018. Bad debt expense as a percentage of revenue was 3.1% during the same period in 2017.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses of $5.8 million or 20.3% resulted primarily from increased stock based compensation expense, investments in our field force including our National Meeting, sales force effectiveness tools and strategies, and additional professional service fees including legal and accounting.
Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses decreased by $6.6 million or 58.0% during the nine months ended September 30, 2018. The decrease was driven by a reduction of restructuring, acquisition and integration activity during the nine months ended September 30, 2018. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. During the nine months ended September 30, 2018 and 2017, we recorded depreciation expense of $11.5 million and $11.9 million, respectively, and amortization expense of intangibles of $7.1 million and $9.4 million, respectively. The decrease in depreciation and amortization expense during the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily attributable to full amortization of certain intangible assets.
Change in Fair Value of Equity Linked Liabilities. The increase in the fair value of equity linked liabilities of $1.2 million during the nine months ended September 30, 2018 represents the mark to market adjustment associated with the issuance of the 2017 Warrants in connection with the Second Lien Note Facility (see Note 7 - Debt). The increase is primarily driven by an increase in the Company’s stock price.
Interest Expense. Interest expense consists of interest expense, amortization of deferred financing costs and debt discounts, reduced by an immaterial amount of interest income. During the nine months ended September 30, 2018 and 2017, we recorded interest expense of $42.2 million and $38.6 million, respectively, including $6.1 million and $4.7 million of amortization of deferred financing costs and debt discounts, respectively. The increase in interest expense during the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily the result of the changes in debt structure (see Note 7 - Debt), and increasing variable interest rates on the First and Second Lien Note Facilities.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2018 of $0.2 million includes a $7.2 million increase in deferred tax asset valuation allowances and $0.2 million of state tax expense, offset by a federal tax benefit of $7.6 million and permanent items of $0.2 million. Income tax expense for the nine months ended September 30, 2017 of $1.4 million includes a $22.2 million increase in deferred tax asset valuation allowances, $0.5 million of state tax expense, $0.1 million of permanent items, offset by a federal tax benefit of $20.5 million and alternative minimum taxes of $0.9 million.

Non-GAAP Measures
The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is net loss adjusted for interest expense, income tax expense, depreciation and amortization, impairments, loss on extinguishment of debt, and stock-based compensation expense. Consolidated Adjusted EBITDA also excludes restructuring, acquisition, integration and other expenses including non-operating costs associated with restructuring, acquisition and integration initiatives, such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in thousands)
Loss from continuing operations, net of income taxes	$(8,103)	$(13,058)	$(36,212)	$(61,629)

Interest expense	(14,971)	(13,360)	(42,171)	(38,649)
Change in fair value of equity linked liabilities	(1,605)	(1,103)	(1,228)	(1,103)
Gain (loss) on dispositions	10	33	330	(652)
Loss on extinguishment of debt	—	—	—	(13,453)
Income tax expense	(102)	(60)	(191)	(1,397)
Depreciation and amortization	(5,767)	(7,058)	(18,617)	(21,288)
Stock-based compensation	(1,224)	(545)	(3,032)	(1,525)
Restructuring, acquisition, integration, and other expenses	(885)	(4,037)	(4,789)	(11,407)
Consolidated Adjusted EBITDA	$16,441	$13,072	$33,486	$27,845
Consolidated Adjusted EBITDA increased during the three and nine months ended September 30, 2018 compared to the same period of the prior year primarily due to the overall impact of the Company’s shift in strategy to focus on growing its core revenue mix, including the UnitedHealthcare contract transition effective September 30, 2017, and restructuring and integration efforts which optimized operations.
Liquidity and Capital Resources
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Funds
Net cash used in operating activities from continuing operations totaled $20.1 million during the nine months ended September 30, 2018 compared to $3.3 million during the nine months ended September 30, 2017, an increase of $16.8 million. The increase primarily relates to lower cash collections of accounts receivable, partially offset by strategic inventory management initiatives.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2018 was $9.4 million compared to $6.6 million in cash used during the same period in 2017. The increase in cash used in investing was primarily due to increased renovation and expansion of certain company branch locations.
Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2018 was $8.5 million compared to $44.4 million in cash provided by financing activities during the same period in 2017, which was driven primarily by the first quarter 2017 private placement (see Note 5) and first quarter 2017 Priming Credit Agreement (see Note 7).
At September 30, 2018, we had working capital of $75.9 million, including $18.9 million of cash on hand, compared to working capital of $81.5 million at December 31, 2017. The $5.6 million decrease in working capital results primarily from the decrease in our cash and cash equivalents and restricted cash of $21.1 million offset by an increase in our accounts receivable of$28.1 million. Accounts receivable balances have increased due to temporal slower cash collections. During the second quarter, the Company exercised the $10.0 million delayed draw provided for in our Second Lien Note Facility. At September 30, 2018, we had outstanding letters of credit totaling $4.3 million, collateralized by restricted cash of $4.3 million.
A summary of the Company’s debt is included in Note 7 to the Financial Statements.

Future Cash Requirements
Net cash used in operating activities from continuing operations totaled $20.1 million during the nine months ended September 30, 2018. Our working capital decreased $5.6 million as of September 30, 2018 compared to December 31, 2017, primarily as a result of a decrease in our cash and cash equivalents of $20.5 million due to lower operating cash flow driven by an increase in accounts receivable due to temporal slower collection rates. At September 30, 2018, we had $18.9 million of unrestricted cash on hand. We expect cash and cash equivalents during the fourth quarter of 2018 to remain consistent or increase compared to September 30, 2018 levels, driven by increasing profitability, lower levels of strategic inventory purchases, and improved cash collections of accounts receivable.
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
As of the filing of this Quarterly Report, we expect that our cash on hand and cash from operations will be sufficient to fund our anticipated working capital, scheduled interest repayments and other cash needs for at least the next 12 months. Quarterly principal payments on the Notes Facilities of $1.25 million commence on September 30, 2019.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as a result of not having completed the remediation of the material weakness in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of September 30, 2018.
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

Changes in Internal Control Over Financial Reporting
Aside from actions taken as described above in “Remediation Plans”, there have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2018.

BIOSCRIP INC.

/s/ Stephen Deitsch
Stephen Deitsch
Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)