Form 10-K
period 2018-12-31
BioScrip, Inc.
filed 2019-03-15
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $373,541,920 based on the closing price of the registrant’s Common Stock on the Nasdaq Global Market on such date.

As of March 7, 2019, there were 128,155,291 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
the effect of health reform efforts including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Affordable Care Act”), and value-based payment initiatives, including accountable care organizations (“ACOs”);

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

Overview

BioScrip, Inc. (“BioScrip”, “we”, “us”, “our” or the “Company”) is a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, payors, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.

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

We were incorporated in Delaware in 1996 as MIM Corporation, with our primary business and operations at the time consisting of pharmacy benefit management services.

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

On August 27, 2015, we completed the sale of substantially all of our pharmacy benefit management services segment. We used the net proceeds from the PBM Sale to pay down a portion of our outstanding debt.

Our Strengths

Our company has a number of competitive strengths, including:

Local Competitive Market Position within Our National Platform and Infrastructure

As of December 31, 2018, we had a total of 68 service locations in 27 states. Our model combines local presence with comprehensive clinical programs for multiple therapies and specific delivery technologies (infusible and injectable). We have the capabilities and payor relationships to dispense prescriptions to all 50 states. We have relationships with approximately 1,000 payors, including Managed Care Organizations (“MCOs”), government programs such as Medicare and Medicaid and commercial insurers (“Third Party Payors”). We believe payors generally favor fully integrated vendors that can provide high-touch pharmacy solutions to their patients. We believe we are one of a limited number of pharmacy providers that can offer a truly national, integrated and comprehensive approach to managing a patient’s chronic or acute conditions.

Diversified and Favorable Payor Base

We provide prescription drugs, infusion therapy and clinical management services for a broad range of commercial and governmental payors. Approximately 81% of our payor base is comprised of commercial payors that operate at a national, regional or local level. Aetna Health Management, LLC accounted for approximately 10% of consolidated net revenue during the year ended December 31, 2018 and UnitedHealthcare Insurance Company accounted for 18% and 24% of consolidated net revenue during the years ended December 31, 2017 and 2016. Government payors, including Medicare, state Medicaid and other government payors, accounted for 18% of consolidated revenue during the year ended December 31, 2018. For the year ended December 31, 2018, Medicare accounted for 8% of our consolidated net revenue.

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

Blood Factor Therapies
Provide medications to patients with one of several inherited bleeding disorders in which a patient does not manufacture the clotting factors necessary, or use the clotting factors their liver makes, appropriately in order to halt an external or internal bleed in response to a physical injury or trauma.

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

Sales and Marketing

We have over 260 sales and marketing representatives and approximately 1,000 payor relationships including MCOs, Medicare Part D pharmacy networks, other government programs such as Medicare and Medicaid and other Third Party Payors. Our sales and marketing efforts are focused on payors, healthcare systems and physician prescribers and are driven by dedicated managed care and physician sales teams as well as home health care consultants. Our sales and marketing strategies include the development of strong relationships with key referral sources, such as physicians, hospital discharge planners, case managers, long-term care facilities and other healthcare professionals, primarily through regular contact with the referral sources and by fulfilling the care and service expectations of our many customers. Contracts with Third Party Payors, including MCOs, are an integral component for sales success.

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

Our competitors within the home infusion market include Option Care, Coram CVS/specialty infusion services (a division of CVS Health), Accredo Health Group, Inc. (a unit of Cigna), Briova (a subsidiary of OptumRx, which is a unit of the UnitedHealthcare Insurance Company) and various regional and local providers of alternate site healthcare services such as hospitals and physician practices.

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

Approximately 18% of our revenue for the year ended December 31, 2018 was derived directly from Medicare, Medicaid or other government-sponsored healthcare programs. Also, we indirectly provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Should there be material changes to federal or state reimbursement methodologies, regulations or policies, our direct reimbursements from government-sponsored healthcare programs, as well as service fees that relate indirectly to such reimbursements, could be adversely affected.

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

Medicare Advantage

Under Medicare Part C, also known as Medicare Advantage, beneficiaries can choose to enroll in a health insurance plan administered by an MCO. Medicare Advantage plans are required to offer the benefits covered under Medicare Part A and Part B, with the exception of hospice care, and may include additional benefits. To serve Medicare Advantage beneficiaries, a provider must contract with a Medicare Advantage plan. Reimbursement and other requirements imposed on the provider are governed by the agreement with the Medicare Advantage plan rather than by statute or regulation and as such vary from plan to plan. Medicare Advantage plans are permitted to cover certain services that fee-for-service Medicare does not cover. Home infusion therapy services are covered under many Medicare Advantage plans. We currently have contracts with a number of Medicare Advantage plans.

Changes to Medicare Reimbursement

In recent years, legislative and regulatory changes have resulted in limitations and reductions in reimbursement under government healthcare programs. For example, the Cures Act, which Congress passed in December of 2016, changed the payment methodology for certain infusion drugs under the Part B DME benefit. Significant reductions to the amount paid by Medicare for many infusion drugs took effect January 1, 2017. In addition, the Cures Act provides for the implementation of a clinical services payment under Part B for “qualified home infusion therapy suppliers.” Under this new payment system, Medicare will reimburse home infusion therapy suppliers based on a single, all-inclusive rate. The services payment provision does not take effect until

January 1, 2021. However, the Bipartisan Budget Act of 2018 provides for temporary transitional benefit payments, starting January 1, 2019, for Medicare Part B home infusion services. CMS finalized a rule in October 2018 to implement this temporary benefit, which will continue until January 1, 2021 when the services payment in the Cures Act takes effect. We have taken steps to mitigate the impact of the Cures Act on our business, but the Act has had a material negative impact on our revenues and profitability.

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

However, the future of the Affordable Care Act is uncertain. The Affordable Care Act has been subject to legislative and regulatory changes and court challenges, and the presidential administration and certain members of Congress have expressed their intent to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. The president has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act. Final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. These changes may affect the number of individuals electing to purchase health insurance or the scope of such coverage, if purchased. Further, because the financial penalty associated with individual mandate was eliminated, a federal court in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. However, the law remains in place pending appeal. The impact of these developments or repeal of or further changes to the Affordable Care Act, as well as the impact of any alternative provisions, on the healthcare industry and our business is unknown. Members of Congress have also proposed measures that would expand government-funded coverage, such as single-payor proposals. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

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

Many states in which we operate also require home infusion companies to be licensed as home health agencies. We believe we are compliant with these laws in all material respects. If our infusion locations become subject to new licensure requirements, are unable to maintain required licenses or if states place burdensome restrictions or limitations on home health agencies or home nursing agencies, our infusion locations’ ability to provide nursing services in some states would be limited, which could have an adverse impact on our business.

Each of our pharmacies and infusion locations are eligible to participate in Medicare and Medicaid programs. If any provider were to lose its Medicare or Medicaid certification, the provider would be unable to receive reimbursement from federal healthcare programs. The conditions for Medicare and Medicaid participation vary depending on the type of facility, but, in general, require our facilities to meet specified standards relating to licensure, personnel, patient rights, patient care, patient records, physical site, administrative reporting and legal compliance. The requirements for certification are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. For example, in October 2018, CMS finalized a rule that implements quality standards for home infusion suppliers.

The requirements for licensure, certification and accreditation also include notification or approval in the event of the transfer or change of ownership or certain other changes. Failure to provide required notifications or obtain necessary approvals in these circumstances can result in the inability to complete an acquisition or change of ownership, loss of licensure, lapses in reimbursement or other penalties.

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

Some states also have enacted statutes similar to the False Claims Act, which may include criminal penalties, substantial fines, and treble damages, and some allow individuals to bring qui tam actions. Federal law provides an incentive to states to enact false claims laws comparable to the federal False Claims Act.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, as amended, give people greater control over the privacy of their medical information. The federal privacy regulations (the “Privacy Regulations”) are designed to protect health-related information that could be used to identify an individual, also known as protected health information (“PHI”). Among numerous other requirements, the Privacy Regulations: (i) limit permissible uses and disclosures of PHI; (ii) limit most uses and disclosures of PHI to the minimum necessary to accomplish the intended purpose; (iii) require patient authorization for uses and disclosures of PHI unless an exception applies; and (iv) guarantee patients the right to access their medical records and to receive an accounting of certain disclosures. The federal security regulations (the “Security Regulations”) set certain standards regarding the storage, utilization of, access to and transmission of electronic PHI. The federal breach notification regulations (the “Breach Notification Regulations”) require notification to individuals, the federal government and, in some cases, the media in the event of a breach of unsecured PHI.

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

Employees

As of December 31, 2018, we had 1,657 full-time, 47 part-time and 339 per diem employees. Per diem employees are defined as those available on an as-needed basis. None of our employees are represented by any union and, in our opinion, relations with our employees are satisfactory.

Available Information

Our principal executive offices are located at 1600 Broadway, Suite 700, Denver, CO 80202, our telephone number is 720-697-5200, and our Internet address is www.bioscrip.com. The information contained on our website is not incorporated by reference into this Annual Report and should not be considered part of this report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements are available through our website, free of charge, as soon as reasonably practicable after they are filed with or furnished to the SEC.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Business

Delays in reimbursement may adversely affect our liquidity, cash flows and operating results.

The reimbursement process for the services we provide is time consuming and complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims several times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is a significant challenge, requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payors and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows and operating results.

Pressures relating to downturns in the economy could adversely affect our business and consolidated financial statements.

Medicare and other federal and state payors account for a significant portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government health care coverage programs in which we participate, including Medicare, Medicaid, and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.

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

Our business is subject to numerous federal, state and local laws and regulations. See “Business - Government Regulation.” These laws and regulations, and their interpretations, are subject to change. Changes in these existing laws and regulations may require extensive changes to our systems and, or their interpretations, or the enactment of new laws or regulations could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

These changes may be difficult to implement. Further, we cannot predict the timing or impact of any future legislative, rulemaking, or other regulatory actions. Untimely compliance or noncompliance with applicable laws and regulations could adversely affect the continued operation of our business as a result of civil or criminal penalties, including, but not limited to: imposition of monetary penalties; suspension of payments from government programs; loss of required government certifications or approvals; suspension or exclusion from participation in government reimbursement programs; or loss of licensure. Reductions in reimbursement by Medicare, Medicaid and other governmental payors could adversely affect our business as well. The law and regulations to which we are subject include, but are not limited to, the federal Anti-Kickback Statute and Stark Law, and state counter-parts; HIPAA; False Claims Act; Civil Monetary Penalties Act; regulations promulgated by the FDA, U.S. Federal Trade Commission, DEA, HHS and CMS, and regulations of individual state regulatory authorities. In that regard, our business and consolidated financial statements could be affected by one or more of the following:

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

•	administration of Medicare and state Medicaid programs, including legislative changes and/or rulemaking and interpretation;

•	federal and state laws and regulations that require reporting and public dissemination of payments to and between various health care providers and other industry participants;

•	government regulation of the development, administration, review and updating of formularies and drug lists;

•	managed care reform and plan design legislation, including state laws regarding out-of-network charges and participation;

•	states’ restrictions on new home infusion care entrants into their market via licensing, certificating, and permitting requirements; and

•	federal or state laws governing our relationships with physicians or others in a position to refer to us.

The Affordable Care Act and other healthcare reform efforts could have a material adverse effect on our business.

In recent years, healthcare reform efforts at federal and state levels of government have resulted in sweeping changes to the delivery and financing of health care. The Affordable Care Act is the most prominent of these efforts. However, there is substantial uncertainty regarding its net effect and its future. The Affordable Care Act has been subject to legislative and regulatory changes and court challenges. The presidential administration and certain members of Congress continue to attempt to repeal or make significant changes to the Affordable Care Act, its implementation and its interpretation. Effective January 2019, Congress eliminated the financial penalty associated with the individual mandate to maintain health insurance coverage. Because the penalty associated with the individual mandate was eliminated, a federal court in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. However, the law remains in place pending appeal. It is impossible to predict the full impact of the Affordable Care Act and related regulations or the impact of its modification on our operations in light of the uncertainty regarding whether, when or how the law will be changed and what alternative reforms, such as single-payor proposals, may be enacted. Health reform efforts may adversely affect our customers, which may cause them to reduce or delay use of our products and services. As such, we cannot predict the impact of the Affordable Care Act on our business, operations or financial performance.

Federal actions and legislation may reduce reimbursement rates from governmental payors and adversely affect our results of operations.

In recent years, Congress has passed legislation reducing payments to health care providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. CMS began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. More recently, the Cures Act significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that takes effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.

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

In some cases, Third Party Payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from Third Party Payors. Current or future healthcare reform and deficit reduction efforts, changes in other laws or regulations affecting government healthcare programs, changes in the administration of government healthcare programs and changes by Third Party Payors could have a material, adverse effect on our financial position and results of operations.

In addition, many Third Party Payors are increasingly considering new metrics as the basis for reimbursement rates. It is possible that the pharmaceutical industry or regulators may evaluate and/or develop an alternative pricing reference to replace average wholesale price. Future changes to the pricing benchmarks used to establish pharmaceutical pricing, including changes in the basis for calculating reimbursement by third-party payers, could adversely affect us.

We face periodic reviews and billing audits by governmental and private payors, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Third Party Payors may also conduct audits. Disputes with payors can arise from these reviews. Payors can claim that payments based on certain billing practices or billing errors were made incorrectly. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend claims, reviews and audits may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse claim, review or audit could result in:

•	required refunding or retroactive adjustment of amounts we have been paid by governmental payors or Third Party Payors;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	suspension or exclusion from the Medicare program, state programs, or one or more Third Party Payor networks; or

•	damage to our business and reputation in various markets.

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

Compounding pharmacies are closely monitored by federal and state governmental agencies. We believe that our compounding is done in safe environments and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient-specific prescription and do so in compliance with USP 797 standards. In 2013, Congress passed the DQSA, which creates a new category of compounders called outsourcing facilities, which are regulated by the FDA. We do not believe that our current compounding practices qualify us as an outsourcing facility and therefore we continue to operate consistently with USP 797 standards. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is a risk of regulatory action and/or increased resources required to comply with federal requirements imposed pursuant to the DQSA on outsourcing facilities that could significantly increase our costs or otherwise affect our results of operations. Furthermore, we cannot predict the overall impact of increased scrutiny on compounding pharmacies.

Competition in the healthcare industry may adversely affect our business.

The healthcare industry is very competitive. Our competitors include large and well-established companies that may have greater financial, marketing and technological resources than we do. As a result, they may be better able to compete for market share, even in areas in which our services may be superior.

Some of our competitors have vertically integrated business models with commercial payers, or are under common control with, or owned by, pharmaceutical wholesalers and distributors, managed care organizations, pharmacy benefit managers or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. As a result of such advantageous pricing, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products. ACOs and other clinical integration models may result in lower reimbursement rates. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise interfere with the ability of managed care companies to contract with us. Increasing consolidation in the payer and supplier industries, including vertical integration efforts among insurers, providers, and suppliers, and cost-reduction strategies by large employer groups and their affiliates may limit our ability to negotiate favorable terms and conditions in our contracts and otherwise intensify competitive pressure. In addition, our competitive position could be adversely affected by any inability to obtain access to new biotech pharmaceutical products.

If we are unable to maintain relationships with existing patient referral sources, our business and consolidated financial condition, results of operations, and cash flows could be materially adversely affected.

Our success depends on referrals from physicians, hospitals, and other sources in the communities we serve and on our ability to maintain good relationships with existing referral sources. Our referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depends, in part, on our ability to establish and maintain close working relationships with these patient referral sources, and to increase awareness and acceptance of the benefits of home infusion by our referral sources and their patients. Our loss of, or failure to maintain, existing relationships or our failure to develop new referral relationships could have a material adverse effect on our business and consolidated financial condition, results of operations, and cash flows.

If we are unable to maintain our corporate reputation, our business may suffer.

Our success depends on our ability to maintain our corporate reputation, including our reputation for providing quality patient care and for compliance with Medicare requirements and the other laws to which we are subject. Adverse publicity surrounding any aspect of our business, including the death or disability of any of our patients due to our failure to provide proper care, or due to any failure on our part to comply with Medicare requirements or other laws to which we are subject, could negatively affect our Company’s overall reputation and the willingness of referral sources to refer patients to us.

Changes in the case mix of patients, as well as payment methodologies, payor mix or pricing could adversely affect our consolidated financial statements.

The sources and amounts of our patient revenue are determined by a number of factors, including the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients, payment methodologies, payor mix or pricing among private pay, Medicare and Medicaid may significantly affect our consolidated financial statements, results of operations, and cash flows.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts within our business generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications dispensed by us. These benchmarks include AWP, wholesale acquisition cost, and average manufacturer price. Many of our contracts utilize the AWP benchmark. Publication of the AWP benchmark was expected to cease in 2011 as a result of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, third-party publishers of various pricing benchmarks. However, Medi-Span continues to publish the AWP benchmark and has indicated that it will continue to do so until a new benchmark is widely accepted. Several industry participants have explored establishing a new benchmark but there is not currently a viable generally accepted alternative to the AWP benchmark. Without a suitable pricing benchmark in place, many of our contracts will have to be modified and could potentially change the economic structure of our agreements.

Contract renewals, or lack thereof, with key revenue sources and key business relationships could result in less favorable pricing, loss of exclusivity and/or reduced distribution and access to customers, which could have an adverse effect on our business, financial condition, and results of operations.

We have contractual and business relationships with key revenue sources, including Third Party Payors. Our future growth and success depends on our ability to maintain these relationships and renew such contracts on acceptable terms. However, we may not be able to continue to maintain these relationships. We may have disputes with Third Party Payors regarding these contractual relationships; these disputes may also disrupt our ongoing contractual relationships with these payors. Any break in these key business relationships could result in lost contracts and reduce our access to certain customers and distribution channels. Further, when these contracts near expiration, we may not be able to successfully renegotiate acceptable terms. Any increase in pricing or loss of exclusivity could result in reduced margins. Accordingly, it is possible that our ongoing efforts to renew contracts and business relationships with such key revenue sources as Third Party Payors could result in less favorable pricing or even reduced access to customers and distribution channels, any of which could have an adverse effect on our business, financial condition, and results of operations. In addition, even when such contracts are renewed, they may be renewed for only a short term or may be terminable on relatively short notice.

We and certain of our former directors and executive officers were named as defendants in a derivative complaint and we may be subject to similar lawsuits in the future.

Certain of our current and former directors and executive officers were named as defendants in a derivative complaint (the “Derivative Complaint”) that generally alleged that certain defendants breached their fiduciary duties with respect to the Company’s public disclosures, oversight of Company operations, secondary stock offerings, and stock sales. The Company was also named as a nominal defendant in the Derivative Complaint. The Derivative Complaint also contended that certain defendants aided and abetted those alleged breaches. On April 18, 2017, the Court granted the defendants’ motion to dismiss, and on November 27, 2017, the Delaware Supreme Court affirmed the dismissal. Additional demands and lawsuits related to the same facts and circumstances, however, could be pursued in the future.

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

We are subject to risks relating to asserted claims, litigation and other proceedings in connection with our operations. We are or may face claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims. . Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions.

We may incur substantial expenses in defending such claims or litigation, regardless of merit, and such claims or litigation could result in a significant diversion of the efforts of our management personnel. Successful claims against us may result in monetary liability or a material disruption in the conduct of our business. Similarly, if we settle such legal proceedings, it may affect how we operate our business. See Item 3-Legal Proceedings for a description of material proceedings pending against us. We believe that these suits are without merit and, to the extent not already concluded, intend to contest them vigorously. However, an adverse outcome in one or more of these suits may have a material adverse effect on our consolidated results of operations, consolidated financial position, and/or consolidated cash flow from operations, or may require us to make material changes to our business practices.

We periodically respond to subpoenas and requests for information from governmental agencies. To our knowledge, we are not a target or a potential subject of a criminal investigation, but we cannot predict with certainty whether we may in the future become a target or potential target of an investigation or the subject of further inquiries or ultimately settlements with respect to the subject matter of any subpoenas. In addition to potential monetary liability arising from suits and proceedings, from time to time we incur costs in providing documents to government agencies. Current pending claims and associated costs may be covered by our insurance, but certain other costs are not insured. Such costs may increase and/or continue to be material to our performance in the future.

In addition, as we continue our strategic assessment and cost reduction efforts, there is an increased risk of employment and workers’ compensation-related litigation and/or administrative claims brought against us. We would defend against any and all such litigation and claims, as appropriate. Such claims could have a material adverse effect on our consolidated financial statements in any particular reporting period.

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

As a result of operating in the home infusion industry, our business entails an inherent risk of claims, losses and potential lawsuits alleging incidents involving our employees that are likely to occur in a patient’s home. We maintain professional liability insurance to provide coverage to us and our subsidiaries against these risks. A successful product or professional liability claim in excess of our insurance coverage could harm our consolidated financial statements. Various aspects of our business may subject us to litigation and liability for damages. For example, a prescription drug dispensing error could result in a patient receiving the wrong or incorrect amount of medication, leading to personal injury or death. Our business and consolidated financial statements could suffer if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable contractual indemnity or insurance coverage.

Our insurance coverage also includes fire, property damage and general liability with varying limits. We cannot assure you that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.

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

We purchase a majority of our prescription products, subject to certain minimum periodic purchase levels and excluding purchases of therapeutic plasma products, from a single wholesaler, AmerisourceBergen Drug Corporation (“ABDC”), pursuant to a prime vendor agreement. The term of this agreement extends until December 2019, subject to extension for up to two additional years. Any significant disruption in our relationship with ABDC, or in ABDC’s supply and timely delivery of products to us, would make it difficult and possibly costlier for us to continue to operate our business until we are able to execute a replacement wholesaler agreement. If that were to occur, we may not be able to find a replacement wholesaler on a timely basis. Further, such wholesaler may not be able to fulfill our demands on similar financial terms and service levels. If we are unable to identify a replacement on substantially similar financial terms and/or service levels, our consolidated financial statements may be materially and adversely affected.

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

The home infusion industry is currently seeing renewed activity in the formation of equity-based infusion joint ventures formed with hospitals. This activity stems, in part, from hospitals seeking to position themselves for new paradigms in the delivery of coordinated healthcare and new methods of payment, including an emerging interdisciplinary care model known as ACOs. These organizations are encouraged by the Affordable Care Act. These entities are designed to save money and improve quality of care by better integrating care, with the healthcare provider possibly sharing in the financial benefits of the new efficiencies.

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

In addition, where labor shortages arise in markets in which we operate, we may face higher costs to attract personnel, and we may have to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages don’t exist at the time. In either case, such circumstances could cause our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, negotiating collective bargaining agreements may have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

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

We operate in a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in the home. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payors, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in the home.

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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by HIPAA and other privacy laws. Cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks are increasingly more common, including in the health care industry. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.

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

Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches can create system disruptions or shutdowns or the unauthorized use or disclosure of confidential information. If personal information or protected health information is improperly accessed, tampered with or disclosed as a result of a security breach, we may incur significant costs to notify and mitigate potential harm to the affected individuals, and we may be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under HIPAA or other similar federal or state laws protecting confidential personal information. In addition, a security breach of our information systems could damage our reputation, subject us to liability claims or regulatory penalties for compromised personal information and could have a material adverse effect on our business, financial condition, and results of operations.

The success of our business depends on maintaining a well-secured and up to date business and technology infrastructure.

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

We are subject to both state and federal income taxes in the U.S. and various state jurisdictions and our operations, plans and results are affected by tax and other initiatives. The TCJA impacted our financial results in 2018. Among other things, the TCJA reduced the U.S. corporate income tax rate to 21%, this reduction resulted in changes in the valuation of our deferred tax asset and liabilities.

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

On March 9, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”) with Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A (collectively, the “PIPE Investors”). Pursuant to the terms of the Purchase Agreement, we issued and sold to the PIPE Investors in a private placement an aggregate of (a) 625,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a purchase price per share of $100.00, (b) 1,800,000 Class A warrants (the “Class A Warrants”), and (c) 1,800,000 Class B warrants (the “Class B Warrants” and, together with the Class A Warrants, the “PIPE Warrants”), for gross proceeds of $62.5 million. We also conducted a Rights Offering (as described below) pursuant to which we sold an additional 10,822 shares of Series A Preferred Stock along with the PIPE Warrants. On June 10, 2016, in order to facilitate the 2016 Equity Offering, the Company and the PIPE Investors agreed to exchange 614,177 shares of the existing Series A Preferred Stock for an identical number of shares of Series B Preferred Stock. On June 14, 2016, in order to facilitate the 2016 Equity Offering, the Company and the PIPE Investors agreed to exchange 614,177 shares of the Series B Preferred Stock for an identical number of shares of Series C Preferred Stock (the Series C Preferred Stock, together with the Series A Preferred Stock, the “Preferred Stock”). As a result of these exchanges, there are currently (a) 21,630 shares of Series A Preferred Stock outstanding, of which 10,823 shares are owned by the PIPE Investors, (b) no shares of Series B Preferred Stock outstanding, and (c) 614,177 shares of Series C Preferred Stock outstanding, all of which are owned by the PIPE Investors.

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

As of the date of this Annual Report, if all holders of the Preferred Stock converted their shares in full, and exercised the PIPE Warrants and the 2017 Warrants in full, the Common Stock issued in respect of such conversions and exercises would represent approximately 19.6% of our outstanding Common Stock. The issuance of the Preferred Stock to the PIPE Investors reduced the relative voting power and percentage ownership interests of our other current stockholders. The future exercise of the PIPE Warrants by the holders of those securities will cause a further reduction in the relative voting power and percentage ownership interests of our other stockholders.

The PIPE Investors may exercise influence over us, including through their ability to influence matters requiring the approval of holders of our Common Stock or Preferred Stock.

Holders of the Preferred Stock are entitled to vote on an as-converted basis upon all matters upon which holders of our Common Stock have the right to vote. The shares of Preferred Stock owned by the PIPE Investors currently represent approximately 13% of the voting rights in respect of our share capital on an as-converted basis, and accordingly the PIPE Investors may have the ability to significantly influence the outcome of most matters submitted for the vote of our stockholders. The PIPE Investors are currently the beneficial owners of 625,000 of the 635,807 shares of our Series A and Series C Preferred Stock.

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

Changes in future business conditions could cause business investments and/or recorded goodwill to become further impaired, and our financial condition, and results of operations could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

We are required to test intangible assets with indefinite lives, including goodwill, annually and on an interim basis if an event occurs or there is a change in circumstance to indicate that the carrying value of goodwill or indefinite-lived intangible assets may no longer be recoverable. When the carrying value of a reporting unit’s goodwill exceeds its fair value, a charge to operations is recorded. If the carrying amount of an intangible asset with an indefinite life exceeds its fair value, a charge to operations is recognized. Either event would result in incremental expenses for that quarter, which would reduce any earnings or increase any loss for the period in which the impairment was determined to have occurred.

During 2015, we recorded a $251.9 million non-cash impairment charge related to goodwill associated with our Infusion Services business. The estimated impairment took into consideration our updated business outlook, pursuant to which we updated our future cash flow assumptions and calculated updated estimates of fair value. The estimated impairment loss was equal to the excess of the assets' carrying amount over its fair value as determined by an analysis of discounted future cash flows. In connection with our annual assessment of possible goodwill impairment during the fourth quarter of 2018, we concluded no further impairment charge was needed.

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

In February 2016, the FASB issued ASU 2016-02-Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The Company is evaluating the effect that the updated standard will have on its consolidated financial statements.

Risks Related to Our Indebtedness

We have incurred substantial indebtedness, which imposes operating and financial restrictions on us that, together with the resulting debt service obligations, may significantly limit our ability to execute our business strategy and may increase the risk of default under our debt obligations.

On June 29, 2017, the Company entered into (i) a first lien note purchase agreement, among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement, pursuant to which the Company issued first lien senior secured notes in an aggregate principal amount of $200.0 million; and (ii) a second lien note purchase agreement among the Company, which is the issuer under the agreement, the financial institutions and note purchasers from time to time party to the agreement, pursuant to which the Company (a) issued second lien senior secured notes in an aggregate initial principal amount of $100.0 million and (b) had the ability to draw upon the Second Lien Note Facility and issue second lien delayed draw senior secured notes in an aggregate initial principal amount of $10.0 million for a period of 18 months after the closing date, subject to certain terms and conditions. The Company exercised the draw on the additional $10 million during June 2018. The Company used the proceeds of the sale of the First Lien Notes and the Initial Second Lien Notes to repay in full all amounts outstanding under the Prior Credit Agreements and extinguished the liability. Each of the Prior Credit Agreements was terminated following such repayment. The Notes accrue interest, payable monthly in arrears, at a floating rate. The First Lien Notes will amortize in equal quarterly installments equal to 0.625% of the aggregate principal amount of the First Lien Note Facility, commencing on September 30, 2019, and on the last day of each third month thereafter, with the balance payable at maturity. The First Lien Notes mature on August 15, 2020, provided that if the Company’s 2021 Notes (defined below) are refinanced prior to August 15, 2020, then the scheduled maturity date of the First Lien Notes shall be June 30, 2022. Our indebtedness includes many covenants and restrictions that may significantly limit the types of strategic relationships and our ability to execute our business strategy.

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

To service our indebtedness and other obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition, and results of operations.

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

We currently lease all of our properties from third parties under various lease terms expiring over periods extending through 2029, in addition to a number of non-material month-to-month leases. Our properties mainly consist of infusion pharmacies equipped with clean room and compounding capabilities. Some infusion pharmacies are co-located with an ambulatory infusion center where patients receive infusion treatments. As of December 31, 2018 our property locations, all in support of our infusion services business, were as follows:

Birmingham, AL	Alexandria, LA	Omaha, NE	Duncan, SC
Burbank, CA	Baton Rouge, LA	Bedford, NH	Mount Pleasant, SC
Irvine, CA	Covington, LA	Morris Plains, NJ	Knoxville, TN
Ontario, CA	Hammond, LA	Somers Point, NJ	Memphis, TN
Cromwell, CT (first)	Houma, LA	Elmsford, NY	Austin, TX
Cromwell, CT (second)	Lafayette, LA	Forest Hills, NY	Houston, TX
Coral Springs, FL	Lake Charles, LA	Lake Success, NY	Richardson, TX
Jacksonville, FL	Metairie, LA	Canfield, OH	Annandale, VA
Melbourne, FL	Monroe, LA	Canton, OH	Ashland, VA
Tampa, FL	Shreveport, LA	Cincinnati, OH	Chantilly, VA
Albany, GA	Southborough, MA	Dublin, OH	Newport News, VA
Augusta, GA	Auburn, ME	Sylvania, OH	Norfolk, VA
Norcross, GA	Eagan, MN	Audubon, PA	Roanoke, VA
Savannah, GA	Chesterfield, MO	Dunmore, PA	Richmond, VA
Elmhurst, IL	Pearl, MS	York, PA	Rutland, VT
Silvis, IL	Charlotte, NC	Southampton, PA	Charleston, WV
Lexington, KY	Fayetteville, NC	Smithfield, RI	Fairmount, WV

Item 3.	Legal Proceedings

The information set forth under Note 14, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements under the caption “Legal Proceedings” included in Part II, Item 8 of this Annual Report is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Item not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Common Stock, par value $0.0001 per share, is traded on the Nasdaq Global Market under the symbol “BIOS”.

Holders of Record

As of March 7, 2019, there were 180 stockholders of record of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. Our Notes Facilities contain covenants and restrictions impacting our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans required by this Item 5 is included in our definitive proxy statement to be filed with the SEC on or before April 30, 2019 in connection with our 2019 Annual Meeting of Stockholders and is hereby incorporated by reference.

Recent Sales of Unregistered Securities and Use of Proceeds

The information disclosed in Note 8 - Preferred Stock and Stockholders’ Deficit under the headings “First Quarter 2017 Private Placement,” “Second Quarter 2017 Private Placement” and “2017 Warrants” is hereby incorporated by reference. The Company relied on Section 4(a)(2) of the Securities Act for the issuance of the 2017 Warrants and the Common Shares issued in both the First Quarter 2017 Private Placement and the Second Quarter 2017 Private Placement.

Stock Performance Graph

The following graph compares our total cumulative return to holders of our Common Stock with the total cumulative returns of the Nasdaq Composite Index and the Nasdaq Health Services Index for the five-year period from December 31, 2013 through December 31, 2018. The graph shows the performance of a $100 investment in our Common Stock and in each index as of December 31, 2013.

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018
BioScrip, Inc.	$100.00	$94.46	$23.65	$14.05	$39.32	$48.24
Nasdaq Composite Index	$100.00	$113.40	$119.89	$128.89	$165.29	$158.87
Nasdaq Health Services Index	$100.00	$128.47	$137.28	$114.06	$138.36	$132.59

* $100 invested on December 31, 2013 in stock or index including reinvestment of dividends.

Item 6. Selected Financial Data

The selected consolidated financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report. Acquisitions during the periods below include Home Solutions beginning September 2016. Divestitures during the periods below include the sale of the Home Health Business in March 2014, and the sale of the PBM Business in August 2015. All historical amounts have been restated to reclassify amounts directly associated with these divested operations as discontinued operations. The amounts below are not necessarily indicative of what the actual results would have been if the Home Health Business and the PBM Business were divested at the beginning of the period.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Working capital (1)	$67,389	$81,463	$43,180	$29,574	$25,347
Total assets (2)	$583,938	$603,092	$604,985	$528,416	$801,204
Total debt	$504,674	$480,588	$451,934	$418,121	$423,803
Stockholders’ equity (deficit)	$(144,004)	$(84,752)	$(33,621)	$(81,515)	$216,589
Total assets of discontinued operations	$—	$—	$—	$—	$22,294

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$708,903	$817,190	$935,589	$982,223	$922,654
Operating income (loss) (3)	$10,903	$2,260	$(10,989)	$(289,413)	$(98,025)
Loss from continuing operations, before income taxes	$(51,024)	$(67,433)	$(34,157)	$(326,351)	$(138,943)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.49)	$(0.59)	$(0.48)	$(4.58)	$(2.19)
Weighted average common shares outstanding, basic and diluted	127,942	123,791	93,740	68,710	68,476

(1)
Working capital calculation excludes current assets and liabilities of discontinued operations and includes the impact of applying the retrospective adoption of ASU 2015-17 Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities be presented as non-current.

(2)	Total assets exclude total assets of discontinued operations as of December 31, 2014.

(3)	Operating loss for the year ended December 31, 2015 includes goodwill impairment of $251.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to assist the reader in understanding our Consolidated Financial Statements, the changes in certain key items in those financial statements from year-to-year and the primary factors that accounted for those changes, as well as how certain accounting principles affect our Consolidated Financial Statements.

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this Annual Report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in this Annual Report. In addition, the following discussion of financial condition, and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

Business Overview

We are a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, payors, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve. As of December 31, 2018, we had a total of 68 service locations in 27 states.

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

Segments

We operate in one segment, infusion services. On an ongoing basis we will not report operating segment information unless a change in the business necessitates the need to do so.

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

Regulatory Matters Update

Approximately 18% of revenue for the year ended December 31, 2018 was derived directly from Medicare, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.

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

Each individual state Medicaid program represents less than 5% of our consolidated revenue for the year ended December 31, 2018 and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures. These measures may include strategies to reduce coverage, restrict enrollment, or enroll more beneficiaries in managed care programs.

Given the reimbursement pressures, we continue to improve operational efficiencies and reduce costs to mitigate the impact on results of operations where possible. In some cases, reimbursement rate reductions may result in negative operating results, and we would likely exit some or all services where rate reductions result in unacceptable returns to our stockholders.

Medicare

Medicare currently covers home infusion therapy for selected therapies primarily through the durable medical equipment benefit. The Cures Act changed the new payment system for certain home infusion therapy services paid under Medicare Part B. The Cures Act significantly reduced the amount paid by Medicare for the drug costs, and also provides for the implementation of a clinical services payment. Under the Cures Act, the services payment does not take effect until 2021. However, the Bipartisan Budget Act of 2018 provides for a temporary transitional payment, starting January 1, 2019, for Medicare Part B home infusion services. CMS issued a final rule in October 2018 implementing this temporary benefit, which will continue until January 1, 2021, when the services payment in the Cures Act takes effect. We have taken steps to mitigate the impact of the Cures Act on our business, but the Act has had material negative impact on our revenues and profitability.

Approximately 8% and 7% of revenue for the years ended December 31, 2018 and 2017, respectively, was derived from Medicare.

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

The following discussion is not intended to be a comprehensive list of all the accounting policies, estimates or judgments made in the preparation of our financial statements. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, Summary of Significant Accounting Policies, within the Notes to the Consolidated Financial Statements included in this Annual Report.

Revenue Recognition

We generate revenue principally through the provision of home infusion services to provide clinical management services and the delivery of cost effective prescription medications. Refer to Revenue Recognition within Note 2, Summary of Significant Accounting Policies within the Notes to the Consolidated Financial Statements for full discussion of our revenue recognition policy.

Net revenue is initially recorded net of estimates of variable consideration, consisting of (i) implicit price concessions resulting from differences between rates charged for services performed and expected reimbursements, and (ii) retroactive revenue adjustments due to audits or reviews by our third-party payors. We regularly update our estimates of price concessions based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of audited and reviewed claims and current economic conditions.

Significant changes to our mix of payors, terms of payment agreements, changes to government programs, new legislation or current economic conditions could impact our estimates of variable consideration in future periods.

2017 Warrants

The Company estimated the fair value of the 2017 Warrants using a valuation model that considered attributes of the Company’s common stock, including the number of outstanding shares, share price and volatility. The model further considers the exercise period of the warrants and the characteristics of other convertible instruments in estimating the number of shares that will be issued upon the exercise of the warrants. The model considers key assumptions that a market participant would use in pricing the warrants when acting in their best economic interest.

Changes to the estimated fair value of the warrants are primarily driven by changes to the Company’s stock price. A 1.0% change in the Company’s stock price would change the estimate of the fair value of the warrants by approximately $0.3 million. Refer to 2017 Warrants presented within Note 8 - Preferred Stock and Stockholders’ Deficit in the accompanying Notes to Consolidated Financial Statements for further discussion of the 2017 Warrants.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Results of Operations

Our analysis presented below is organized to provide the information we believe will facilitate an understanding of our historical performance and relevant trends going forward, and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Part II, Item 8 of this Annual Report on Form 10-K.

Net Revenue

The following table summarizes our net revenue, gross profit and gross margin for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			Change
	2018	2017	2016	2018 v. 2017		2017 v. 2016
Net revenue	$708,903	$817,190	$935,589	$(108,287)	(13.3)%	$(118,399)	(12.7)%
Gross profit, excluding depreciation expense	$243,038	$269,242	$262,082	$(26,204)	(9.7)%	$7,160	2.7%
Gross margin	34.3%	32.9%	28.0%

Net Revenue. Net revenue for the year ended December 31, 2018 decreased primarily due to the impact of the UnitedHealthcare contract transition effective September 30, 2017 and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter of 2018. Additionally, implementation of ASC 606 during 2018 resulted in the recognition of amounts previously recorded as bad debt expense as a reduction to revenue of $29.9 million. Net revenue for the year ended December 31, 2017 decreased primarily due to the Company’s shift in strategy to focus on growing its core revenue mix, including the impact of the UnitedHealthcare contract transition effective September 30, 2017, the impact of the Cures Act, and the impact of the Company’s exit from the Hepatitis C market in 2016, partially offset by additional revenues resulting from the acquisition of Home Solutions.

Gross Profit. Gross profit consists of net revenue less cost of revenue (excluding depreciation expense). The cost of revenue primarily includes the costs of prescription medications, medical supplies, nursing services, shipping and other direct and indirect costs. The decrease in gross profit during 2018 as compared to 2017 was primarily driven by the decrease in revenue of $29.9 million associated with the impact of implementation of ASC Topic 606 (see Revenue Recognition within Note 2 - Summary of Significant Accounting Policies), lower revenues from the impact of the UnitedHealthcare contract transition effective September 30, 2017, and lower patient volumes in certain product lines, including the impact of temporary closures of Company branches due to inclement winter weather during the first quarter of 2018, partially offset by higher gross profit margins due to higher core mix and lower costs of prescription medications. The increase in gross profit during 2017 as compared to 2016 was primarily driven by the Home Solutions acquisition, an improved mix of higher margin core therapy revenues versus lower margin non-core therapy revenues, and a decreased cost of prescription medicines and medical supplies as a result of improved supply chain management, partially offset by the Company’s shift in strategy to focus on growing its core revenue mix, including the UnitedHealthcare contract transition effective September 30, 2017.

Operating Expenses

The following tables summarize our operating expenses, and percentages of net revenue, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			As a Percentage of Net Revenue
	2018	2017	2016	2018	2017	2016
Service location operating expenses	$154,813	$163,273	$169,781	21.8%	20.0%	18.1%
General and administrative expenses	47,264	39,625	38,798	6.7%	4.8%	4.1%
Depreciation and amortization expense	23,601	27,725	22,025	3.3%	3.4%	2.4%
Restructuring, acquisition, integration, and other expenses	6,457	12,662	15,859	0.9%	1.5%	1.7%
Bad debt expense	—	23,697	26,608	—%	2.9%	2.8%
Total operating expenses	$232,135	$266,982	$273,071	32.7%	32.6%	29.1%

	Year Ended December 31,			Change
	2018	2017	2016	2018 v. 2017		2017 v. 2016
Service location operating expenses	$154,813	$163,273	$169,781	$(8,460)	(5.2)%	$(6,508)	(3.8)%
General and administrative expenses	47,264	39,625	38,798	7,639	19.3%	827	2.1%
Depreciation and amortization expense	23,601	27,725	22,025	(4,124)	(14.9)%	5,700	25.9%
Restructuring, acquisition, integration, and other expenses	6,457	12,662	15,859	(6,205)	(49.0)%	(3,197)	(20.2)%
Bad debt expense	—	23,697	26,608	(23,697)	(100.0)%	(2,911)	(10.9)%
Total operating expenses	$232,135	$266,982	$273,071	$(34,847)	(13.1)%	$(6,089)	(2.2)%

Service Location Operating Expenses. Service location operating expenses consist primarily of wages and benefits, travel expenses, and professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Service location operating expenses for the year ended December 31, 2018 decreased due to lower wage, benefit, and other employee costs as a result of the UnitedHealthcare contract transition and integration, restructuring, and other workforce optimization efforts. Service location operating expenses for the year ended December 31, 2017 decreased primarily as the result of restructuring and other workforce optimization efforts.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, investor relations and IT fees. General and administrative expenses for the year ended December 31, 2018 increased primarily from increases in legal, accounting and other professional fees of $2.3 million, stock-based compensation expense of $1.9 million, travel related costs of $1.8 million, health and general corporate insurance costs of $1.5 million, marketing of $0.6 million, IT expenses of $0.4 million and facility rent of $0.3 million, offset by decreased payroll and benefits of $1.2 million. General and administrative expenses for the year ended December 31, 2017 increased primarily due to increased wages and benefits expense, primarily incentive based compensation expense.

Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, managed care contracts, licenses, trade names, and non-compete agreements with estimable lives. The decrease in depreciation expense in 2018 is attributable to the timing of placing assets in service and assets becoming fully depreciated. The decrease in amortization expense in 2018 as compared to 2017 is attributable to full amortization of certain intangible assets reducing expense by $1.1 million. The increase in amortization expense in 2017 as compared to 2016 is attributable to a $5.6 million increase in intangible asset amortization associated with the acquisition of Home Solutions in the third quarter of 2016.

Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses include non-recurring costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices. Restructuring, acquisition, integration, and other expenses, decreased during the year ended December 31, 2018 primarily due to the completion of Home Solutions integration activities in 2017. Restructuring, acquisition, integration, and other expenses decreased during the year ended December 31, 2017 primarily due to lower expenses related to the Home Solutions acquisition and integration, partially offset by restructuring and other workforce optimization efforts during 2017.

Bad Debt Expense. Bad debt expense decreased during the year ended December 31, 2018 as compared to 2017 as a result of the implementation of ASC Topic 606 (see Revenue Recognition within Note 2 - Summary of Significant Accounting Policies) which resulted in the recognition of all of the Company’s bad debt expense as a reduction to revenue for the year ended December 31, 2018. Bad debt expense for the year ended December 31, 2017 decreased primarily due to improved collections of accounts receivable.

The following table summarizes our other expenses and income and income taxes for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,			Change
	2018	2017	2016	2018 v. 2017		2017 v. 2016
Interest expense, net	$57,433	$52,072	$37,572	$5,361	10.3%	$14,500	38.6%
Change in fair value of equity linked liabilities	4,836	3,587	(10,450)	1,249	34.8%	14,037	(134.3)%
Loss (gain) on dispositions	(342)	581	(3,954)	(923)	(158.9)%	4,535	(114.7)%
Loss on extinguishment of debt	—	13,453	—	(13,453)	(100.0)%	13,453	—%
Total other expenses	$61,927	$69,693	$23,168	$(7,766)	(11.1)%	$46,525	200.8%

Income taxes:
Income tax benefit (expense)	$(568)	$4,130	$(2,015)	$(4,698)	(113.8)%	$6,145	(305.0)%

Interest Expense, Net. Interest expense, net consists of interest expense and amortization of deferred financing costs offset by an immaterial amount of interest income. During the years ended December 31, 2018, 2017 and 2016, we recorded $1.3 million, $1.3 million and $3.6 million of amortization of deferred financing costs, respectively. The increase in interest expense in 2018 as compared to 2017 is primarily the result of increasing variable interest rates on the First and Second Lien Note Facilities and an increase to the principal balance of the Second Lien Note Facility of $17.8 million as a result of an additional $10.0 million borrowing during June 2018 and $7.8 million of paid-in-kind interest being capitalized as principal during the second half of 2018. The increase in interest expense in 2017 as compared to 2016 is the result of the changes in our debt structure (see Note 7 - Debt), which also resulted in a higher effective interest rate specific to the amortization of the discount associated with the 2017 Warrants.

Change in Fair Value of Equity Linked Liabilities. The increases in the change in fair value of equity linked liabilities during the years ended December 31, 2018 and 2017, represents the mark-to-market adjustment to the estimated fair value of the 2017 Warrants. The increases were primarily driven by an increase in the Company’s stock price. During the year ended December 31, 2016 there was a gain on the reversal of a liability recorded in connection with contingent equity securities, in the form of restricted shares of Company common stock, issuable in connection with the Home Solutions Transaction.

Loss on Extinguishment of Debt. The loss on extinguishment of debt during the year ended December 31, 2017 is attributable to the Company’s entry into the Notes Facilities and the associated extinguishment of the Senior Credit Facilities and the Prior Credit Agreements (see Note 7 - Debt).
Income Tax Benefit (Expense). Our income tax provision for the year ended December 31, 2018 reflects expense of $0.6 million, compared to a benefit of $4.1 million during the year ended December 31, 2017. The 2018 income tax expense of $0.6 million includes a federal tax benefit of $10.7 million and a state tax benefit of $1.5 million, a $10.2 million adjustment related to deferred tax asset valuation allowances and other adjustments of $2.6 million. Our income tax provision for the year ended December 31, 2017 reflects a $4.1 million benefit, compared to a provision of $2.0 million during the year ended December 31, 2016. The primary driver of the change was the reversal of the valuation allowance, which created an income tax benefit in 2017. The reversal of the valuation allowance was the result of new federal NOL carryforward rules enacted under TCJA, which prescribe an indefinite federal NOL carryforward period for NOLs generated in 2018 and beyond (subject to a 20% reduction). The 2017 income tax benefit includes a federal tax benefit of $23.7 million and a state tax benefit of $4.6 million, a $41.6 million adjustment related to deferred tax asset valuation allowances and other adjustments of $2.0 million, offset by a $67.7 million adjustment associated with the impact of the change in the corporate tax rate brought about by the enactment of the TCJA. The 2016 income tax expense includes a federal tax benefit of $11.9 million and a state tax benefit of $1.4 million at statutory tax rates, offset by a $14.7 million adjustment related to deferred tax asset valuation allowances and other adjustments of $0.7 million.

Non-GAAP Measures

The following table reconciles GAAP loss from continuing operations, net of income taxes to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA is net loss from continuing operations, net of income taxes, adjusted for interest expense, net, loss on extinguishment of debt, gain (loss) on dispositions, income tax benefit (expense), depreciation and amortization expense, stock-based compensation expense, and change in fair value of equity linked liabilities. Consolidated Adjusted EBITDA also excludes restructuring, acquisition, integration, and other expenses, including associated non-recurring costs such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

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

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA, as presented, may differ from similarly titled measures reported by other companies. We encourage investors to review these reconciliations and we qualify our use of non-GAAP financial measures with cautionary statements as to their limitations.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Loss from continuing operations	$(51,592)	$(63,303)	$(36,172)

Interest expense, net	(57,433)	(52,072)	(37,572)
Loss on extinguishment of debt	—	(13,453)	—
Gain (loss) on dispositions	342	(581)	3,954
Income tax benefit (expense)	(568)	4,130	(2,015)
Depreciation and amortization expense	(23,601)	(27,725)	(22,025)
Stock-based compensation	(4,175)	(2,360)	(1,801)
Change in fair value of equity linked liabilities	(4,836)	(3,587)	10,450
Restructuring, acquisition, integration, and other expenses	(6,457)	(12,662)	(15,859)

Consolidated Adjusted EBITDA	$45,136	$45,007	$28,696

Consolidated Adjusted EBITDA increased during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increased gross profit margins and lower operating expenses resulting from higher core mix and lower costs of prescription medications, and reduced payroll expenses. Consolidated Adjusted EBITDA increased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to increased gross profit resulting from improved gross profit margins driven by increased core revenue mix and supply chain management, as well as restructuring and integration efforts which optimized operations.

Liquidity and Capital Resources

At December 31, 2018, we had net working capital of $67.4 million, including $14.5 million of cash on hand, compared to $81.5 million of net working capital at December 31, 2017. The working capital decrease of $14.1 million was the result of a decrease in cash and cash equivalents of $24.9 million due to lower operating cash flow driven by an increase in accounts receivable due to a temporal reduction of collection rates. At December 31, 2018, we had outstanding letters of credit totaling $4.3 million, collateralized by restricted cash of $4.3 million. In June 2018, we exercised our option to draw upon the Second Lien Note Facility in the amount of $10.0 million to supplement our working capital needs.

We regularly evaluate market conditions and financing options to improve our current liquidity profile and enhance our financial flexibility. These options may include opportunities to raise additional funds through the issuance of various forms of equity and/or debt securities or other instruments, or the sale of assets or refinancing all or a portion of our indebtedness. However, there is no assurance that, if necessary, we would be able to raise capital to provide required liquidity.
Additionally, we will review a range of strategic alternatives, which could include, among other things, transitioning chronic therapies to alliance partners, a potential sale or merger of our company, or continuing to pursue our operational and strategic plan. Additionally, we may pursue joint venture arrangements, additional business acquisitions and other transactions designed to expand our business.
If we cannot successfully execute our strategic plans, including accelerating cash collections, this could have an adverse effect on our liquidity and results of operations and we will likely require additional or alternative sources of liquidity, including additional borrowings.
As of the filing of this Annual Report, we expect that our cash on hand and cash from operations will be sufficient to fund our anticipated working capital, scheduled interest repayments and other cash needs for at least the next 12 months. Principal payments on the Notes Facilities commence on September 30, 2019.
Operating Activities

Net cash used in operating activities from continuing operations was $20.0 million for the year ended December 31, 2018, compared to net cash provided by operating activities from continuing operations of $5.6 million for the year ended December 31, 2017. The decrease primarily relates to lower cash collections of accounts receivable and a net decrease in accounts payable and accrued expenses. The decrease was partially offset by strategic inventory management initiatives and a reduction of prepaid expenses.

Net cash provided by operating activities from continuing operations was $5.6 million for the year ended December 31, 2017, a $41.1 million improvement, compared to net cash used in operating activities from continuing operations of $35.5 million for the year ended December 31, 2016. Cash interest payments increased $10.7 million to $45.4 million in 2017, compared to $34.7 million during 2016. These higher cash interest payments during 2017 were more than offset by the favorable impacts of increased Consolidated Adjusted EBITDA, lower restructuring, acquisition, integration, and other expenses and working capital management.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2018 was $13.5 million compared to $8.7 million of cash used during the same period in 2017. The increase in cash used in investing was primarily due to increased renovation, expansion of certain company branch locations, and the opening of new locations during the year.

Net cash used in investing activities from continuing operations during the year ended December 31, 2017 was $8.7 million compared to $73.2 million of cash used during the same period in 2016. Fluctuations in investing cash flows during the year ended December 31, 2017, as compared to the same period in 2016, were primarily attributable to a year over year decrease in cash consideration paid for acquisitions of $67.5 million associated with the prior year acquisition of Home Solutions, Inc. and a year over year decrease in purchases of property and equipment of $1.2 million, offset by a year over year decrease of $4.2 million associated with proceeds received in divestitures related to the strategic divestiture of the Hepatitis C business during 2016.

Financing Activities

Net cash provided by financing activities was $8.1 million and $44.3 million during the years ended December 31, 2018 and 2017, respectively. The cash provided in 2018 includes the net proceeds of approximately $10.0 million from draws on the Second Lien Note Facility, offset by repayments of capital leases of $1.9 million.

Net cash provided by financing activities of $44.3 million during the year ended December 31, 2017 includes the net proceeds of approximately $20.8 million from the First Quarter 2017 Private Placement and Second Quarter 2017 Private Placement, $23.1 million from the Priming Credit Agreement, and $294.4 million from the Notes Facilities offset by repayments of $55.9 million on our Revolving Credit Facility and by $236.8 million of principal payments made on the Term Loan Facility and the Priming Credit Agreement.

Net cash provided by financing activities of $109.7 million during the year ended December 31, 2016 results from $83.3 million from the 2016 Equity Offering and by advances of $104.3 million offset by repayments of $64.0 million on our Revolving Credit Facility and $12.6 million of principal payments made on the Term Loan Facility.

Debt Facilities
For a discussion of our long-term debt, see Note 7 - Debt, of the accompanying Notes to Consolidated Financial Statements.

Contractual Obligations
The following table sets forth our contractual obligations affecting future cash flows as of December 31, 2018 (in thousands):

		Payments Due in Year Ending December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2022	2023 and Beyond
Long-term debt (1)	$547,218	$2,500	$344,718	$200,000	$—	$—	$—
Interest on long-term debt (2)	74,975	36,721	29,379	8,875
Operating lease obligations	37,916	8,934	7,143	6,252	4,797	3,320	7,470
Capital lease obligations	990	679	311	—	—	—	—
Total	$661,099	$48,834	$381,551	$215,127	$4,797	$3,320	$7,470

(1)
Long-term debt includes interest incurred on the Second Lien Note Facility assuming continued capitalization to principal at the variable interest rate as of December 31, 2018. Capitalized interest on the Second Lien Note Facility is due at maturity.

(2)
Interest on long-term debt includes estimated cash interest to be paid on the First Lien Note Facility and the 2021 Notes. Interest on the 2021 Notes was estimated using the stated interest rate on the borrowing. Interest on the variable rate First Lien Note Facility was estimated using the December 31, 2018 interest rate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates related to our outstanding debt. At December 31, 2018, we had total debt with a face value of $517.8 million, of which $317.8 million is related to the First Lien Note and Second Lien Note, and is subject to floating interest rates. The First Lien Note bears interest at a floating rate or rates equal to, at the option of the Company, (i) the base rate (defined as the highest of the Federal Funds Rate plus 0.5% per annum, the Prime Rate as published by The Wall Street Journal and the one-month London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% floor) plus 1.0%), or (ii) the one-month LIBOR rate (subject to a 1.0% floor), plus a margin of 6.0% if the base rate is selected or 7.0% if the LIBOR Option is selected. The Second Lien Note bears interest at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. As of December 31, 2018, the Eurodollar rate is approximately 2.5%. An increase in the current market rate of 1.00% would result in an increase in annual interest expense of approximately $3.4 million.

On February 11, 2014, we issued $200.0 million in aggregate principal amount of the 2021 Notes (as defined in Note 7 - Debt). The interest rate on the 2021 Notes of 8.875% is fixed and not subject to market risk.

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

The fair value of our long-term debt under our Note Facilities subject to variable interest rates and the 2021 Notes is disclosed in Note 7 - Debt, of the accompanying Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioScrip, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of BioScrip, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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

Denver, Colorado
March 15, 2019

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$14,539	$39,457
Restricted cash	4,321	4,950
Accounts receivable, net	114,864	85,522
Inventory	26,689	38,044
Prepaid expenses and other current assets	14,292	18,620
Total current assets	174,705	186,593
Property and equipment, net	28,788	26,973
Goodwill	367,198	367,198
Deferred taxes	1,032	1,098
Intangible assets, net	10,470	19,114
Other non-current assets	1,745	2,116
Total assets	$583,938	$603,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$3,179	$1,722
Accounts payable	67,025	65,963
Amounts due to plan sponsors	956	4,621
Accrued interest	6,706	6,706
Accrued expenses and other current liabilities	29,450	26,118
Total current liabilities	107,316	105,130
Long-term debt, net of current portion	501,495	478,866
Other non-current liabilities	25,842	21,769
Total liabilities	634,653	605,765
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,630 and 21,645 shares issued and outstanding as of December 31, 2018 and 2017, respectively; and $3,264 and $2,916 liquidation preference as of December 31, 2018 and 2017, respectively	3,231	2,827
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding; and $94,706 and $84,555 liquidation preference as of December 31, 2018 and 2017, respectively	90,058	79,252
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 128,391,456 shares issued and 128,077,651 shares outstanding at December 31, 2018, and 127,639,118 shares issued and 127,634,012 shares outstanding as of December 31, 2017, respectively	13	13
Treasury stock, 313,805 and 5,106 shares outstanding, at cost, as of December 31, 2018 and 2017, respectively	(950)	(16)
Additional paid-in capital	618,137	624,762
Accumulated deficit	(761,204)	(709,511)
Total stockholders’ deficit	(144,004)	(84,752)
Total liabilities and stockholders’ deficit	$583,938	$603,092
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$708,903	$817,190	$935,589
Cost of revenue (excluding depreciation expense)	465,865	547,948	673,507
Gross profit	243,038	269,242	262,082

Operating expenses:
Service location operating expenses	154,813	163,273	169,781
General and administrative expenses	47,264	39,625	38,798
Depreciation and amortization expense	23,601	27,725	22,025
Restructuring, acquisition, integration, and other expenses	6,457	12,662	15,859
Bad debt expense	—	23,697	26,608
Total operating expenses	232,135	266,982	273,071
Operating income (loss)	10,903	2,260	(10,989)
Other expense:
Interest expense, net	57,433	52,072	37,572
Change in fair value of equity linked liabilities	4,836	3,587	(10,450)
Loss (gain) on dispositions	(342)	581	(3,954)
Loss on extinguishment of debt	—	13,453	—
Total other expense	61,927	69,693	23,168
Loss from continuing operations, before income taxes	(51,024)	(67,433)	(34,157)
Income tax benefit (expense)	(568)	4,130	(2,015)
Loss from continuing operations	(51,592)	(63,303)	(36,172)
Loss from discontinued operations, net of income taxes	(101)	(893)	(6,593)
Net loss	(51,693)	(64,196)	(42,765)
Accrued dividends on preferred stock	(11,210)	(10,077)	(9,084)
Loss attributable to common stockholders	$(62,903)	$(74,273)	$(51,849)

Loss per common share:
Loss from continuing operations, basic and diluted	$(0.49)	$(0.59)	$(0.48)
Loss from discontinued operations, basic and diluted	—	(0.01)	(0.07)
Loss per common share, basic and diluted	$(0.49)	$(0.60)	$(0.55)

Weighted average number of common shares outstanding:
Basic and diluted	127,942	123,791	93,740

See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2015	$—	$8	$(10,737)	$531,764	$(602,550)	$(81,515)
Net proceeds from public stock offering	—	4	—	83,263	—	83,267
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(33)	—	—	(33)
Surrender of stock - settlement	—	—	(255)	255	—	—
Shares issued in connection with the acquisition of Home Solutions, Inc.	—	—	11,025	(1,088)	—	9,937
Equity linked liabilities reclassified to equity upon approval of Charter Amendment	—	—	—	2,847	—	2,847
Accrued dividends on preferred stock	—	—	—	(9,084)	—	(9,084)
Stock-based compensation	—	—	—	3,725	—	3,725
Net loss	—	—	—	—	(42,765)	(42,765)
Balance at December 31, 2016	—	12	—	611,682	(645,315)	(33,621)
Net proceeds from private placements	—	1	—	20,776	—	20,777
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(16)	21	—	5
Accrued dividends on preferred stock	—	—	—	(10,077)	—	(10,077)
Stock-based compensation	—	—	—	2,360	—	2,360
Net loss	—	—	—	—	(64,196)	(64,196)
Balance at December 31, 2017	—	13	(16)	624,762	(709,511)	(84,752)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(934)	908	—	(26)
Accrued dividends on preferred stock	—	—	—	(11,210)	—	(11,210)
Stock-based compensation	—	—	—	3,677	—	3,677
Net loss	—	—	—	—	(51,693)	(51,693)
Balance at December 31, 2018	$—	$13	$(950)	$618,137	$(761,204)	$(144,004)

 See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(51,693)	$(64,196)	$(42,765)
Less: Loss from discontinued operations, net of income taxes	(101)	(893)	(6,593)
Loss from continuing operations	(51,592)	(63,303)	(36,172)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	23,601	27,725	22,025
Amortization of deferred financing costs and debt discount	8,172	6,998	4,042
Change in fair value of contingent consideration	—	—	(4,597)
Change in fair value of equity linked liabilities	4,836	3,587	(10,450)
Change in deferred taxes	66	(3,379)	2,045
Stock-based compensation	4,175	2,360	1,801
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	7,787	—	—
Loss (gain) on dispositions	(342)	581	(3,954)
Loss on extinguishment of debt	—	13,453	—
Changes in assets and liabilities, net of acquired businesses:
Accounts receivable	(29,342)	23,564	(2,219)
Inventory	11,355	(2,544)	10,016
Prepaid expenses and other assets	4,699	(239)	(893)
Accounts payable	1,062	689	(15,977)
Amounts due to plan sponsors	(3,665)	942	308
Accrued interest	—	1	(192)
Accrued expenses and other liabilities	(815)	(4,805)	(1,305)
Net cash provided by (used in) operating activities from continuing operations	(20,003)	5,630	(35,522)
Net cash used in operating activities from discontinued operations	(101)	(6,393)	(7,019)
Net cash used in operating activities	(20,104)	(763)	(42,541)
Cash flows from investing activities:
Cash consideration paid for acquisitions, net of cash acquired	—	—	(67,516)
Purchases of property and equipment, net	(13,875)	(8,680)	(9,870)
Proceeds from dispositions	360	—	4,177
Net cash used in investing activities	(13,515)	(8,680)	(73,209)
Cash flows from financing activities:
Proceeds from private issuances, net	—	20,777	83,267
Proceeds from priming credit agreement, net	—	23,060	—
Fees attributable to extinguishment of debt	—	(980)	—
Borrowings on revolving credit facility	—	563	104,300
Repayments on revolving credit facility	—	(55,863)	(64,000)
Borrowing of long-term debt, net of expenses	10,000	294,446	—
Principal payments of long-term debt	—	(236,770)	(12,550)
Repayments of capital leases	(1,873)	(1,072)	(1,073)
Net activity from exercise of employee stock awards	(55)	120	(202)
Net cash provided by financing activities	8,072	44,281	109,742
Net change in cash and cash equivalents and restricted cash	(25,547)	34,838	(6,008)
Cash and cash equivalents and restricted cash - beginning of year	44,407	9,569	15,577
Cash and cash equivalents and restricted cash - end of year	$18,860	$44,407	$9,569
DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$41,488	$45,376	$34,696
Cash paid during the year for income taxes, net of refunds	$(319)	$649	$(372)
DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of 3,750,000 shares in connection with the Home Solutions acquisition	$—	$—	$9,938
Capital lease obligations incurred to acquire property and equipment	$34	$1,825	$2,314
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	$7,787	$—	$—
Tenant improvement allowances for leasehold improvements	$2,914	$—	$—
See accompanying Notes to the Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS

Corporate Organization and Business

BioScrip, Inc. (“BioScrip”, “we”, “us”, “our” or the “Company”) is a national provider of infusion and home care management solutions. We partner with physicians, hospital systems, payors, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period financial statement amounts have been reclassified to conform to current period presentation. Additionally, certain amounts in the Consolidated Statements of Operations have been reclassified to include the presentation of operating expenses and operating income (loss).
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not restated and continue to be reported in accordance with accounting standards in effect for those periods.

Net revenues are primarily generated by two performance obligations; delivery of prescription medications to patients and nursing services related to infusion therapies. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account for revenue recognition under ASC 606. Sources of net revenues include commercial insurance payors, Medicare, Medicaid, other government insurance payors, hospital and hospice facilities and patients. Revenue is allocated to each performance obligation based on its relative standalone price, determined using reimbursement rates established by third-party payor contracts. Revenue is recognized in the period in which the related performance obligation is satisfied. Prescription medication revenue is recognized at the time the product is delivered to the patient and nursing revenue is recognized on the date of service.

Transaction prices for performance obligations with contracted payors are based on contracted rates. Transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates that are established by statutes or regulation. Transaction prices for non-contracted payors are based on usual and customary rates for services provided. These transaction prices are reduced by estimates of variable consideration, consisting of (i) implicit price concessions resulting from differences between rates charged for services performed and expected reimbursements, and (ii) retroactive revenue adjustments due to audits or reviews by our third-party payors.

We determine our estimates of variable consideration based on historical collection experience with similar payor classes, aged accounts receivable by payor class, terms of payment agreements, correspondence from payors related to revenue audits or reviews, our historical settlement activity of audited and reviewed claims and current economic conditions using the portfolio approach. Revenue is recognized only to the extent that it is probable that a significant reversal of the cumulative amount recognized will not occur in future periods.

Net revenues are adjusted when changes in estimates of variable consideration occur. Changes in estimates typically arise as a result of new information obtained, such as actual payment receipt or denial, or retroactive pricing adjustments by payors for new medications or services. Subsequent changes to estimates of transaction prices are recorded as adjustments to net revenue in the period of change. Subsequent changes that are determined to be the result of an adverse change in the payors ability to pay are recorded as an allowance for doubtful accounts.

The Company's performance obligations relate to contracts with a duration of less than one year; therefore, the Company has elected to apply the optional exemption provided by ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. The unsatisfied or partially unsatisfied performance obligations are completed when prescription medications are shipped, which generally occurs within a few days of the end of the reporting period. The Company's cost of obtaining contracts is not material.

In accordance with ASC 606, contract assets are to be recognized when an entity has the right to receive consideration in exchange for goods or services that have been transferred to a customer when that right is conditional on something other than the passage of time. The Company does not recognize contract assets as the right to receive consideration is unconditional in accordance with the passage of time criteria. Also in accordance with ASC 606, contract liabilities are to be recognized when an entity is obligated to transfer goods or services for which consideration has already been received. The Company does not receive consideration prior to the transfer of goods or services and, therefore, does not recognize contract liabilities. The Company elected a practical expedient to expense sales commissions when incurred as the amortization period associated therewith is generally one year or less. These costs are recorded in service location operating expenses.

Prior to the adoption of ASC 606, the Company accounted for revenue under ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements (“ASC 605-25”). The Company concluded that its (i) delivery of prescription medications to patients and (ii) nursing services related to infusion therapies represented separate deliverables to its customers and allocated the total consideration to each deliverable based on its stand-alone selling price. Prescription medication revenue was recognized at the time the medication is shipped, and nursing revenue was recognized on the date of service.

Accounts Receivable and Allowance for Doubtful Accounts

Amounts billed that have not yet been collected that also meet the conditions for unconditional right to payment are presented as accounts receivable. We report accounts receivable related to delivery of prescription medications to patients and nursing services related to infusion therapies at their estimated transaction prices, inclusive of adjustments for variable consideration, based on the amounts expected to be collected from payors. Our accounts receivable are uncollateralized and consist of amounts due from commercial, government and patient payors. We write off accounts receivable once we have exhausted our collection efforts and deem an account to be uncollectible. Subsequent to the adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. There was no allowance for doubtful accounts as of December 31, 2018.

Prior to the adoption of ASC 606, estimates of uncollectible accounts receivable were recorded as bad debt expense and a related allowance for doubtful accounts was established. The risk of collection varied based upon the product and the payor. We estimated the allowance for doubtful accounts based on several factors including the age of the outstanding receivables, the historical experience of collections, adjusting for current economic conditions, and evaluating specific customer accounts for the ability to pay. We evaluated trends in collections and the effects of systems and business process changes in determining our expected collection rates. Balances that were determined to be uncollectible were written off against the existing allowance for doubtful accounts.

Cost of Revenue

Cost of revenue includes the costs of prescription medications, shipping and other direct and indirect costs, and nursing services, offset by volume and prompt pay discounts received from pharmaceutical manufacturers and distributors and manufacturer rebates, which are generally volume-based incentives that are recorded as a reduction to the cost of inventory purchases.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents. Restricted cash consists of cash balances held by financial institutions as collateral for letters of credit. These balances are reclassified to cash and cash equivalents when the underlying obligation is satisfied. Restricted cash balances expected to become unrestricted during the next twelve months are recorded as current assets. As of December 31, 2018, the Company had a restricted cash balance, in a money market account, of approximately $4.3 million.

Inventory

Inventory is recorded at the lower of cost or net realizable value. Cost for prescription medications is determined using specific item identification and supplies are accounted for using the first-in, first-out method.

Acquisitions

We account for acquisitions in accordance with ASC Topic 850, Business Combinations, if the acquired assets assumed and liabilities incurred constitute a business. We consider acquired companies to constitute a business if the acquired set of activities and assets are capable of being managed for the purpose of providing a return to the Company. For acquired companies constituting a business, we recognize the identifiable assets acquired and liabilities assumed at their acquisition-date fair values and recognize any excess of total consideration paid over the fair value of the identifiable assets as goodwill.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of assets as follows:

	Useful Life
Computer hardware and software	3	years	-	5	years
Office equipment				5	years
Vehicles	4	years	-	5	years
Medical equipment	13	months	-	5	years
Furniture and fixtures				5	years

Leasehold improvements and assets leased under capital leases are depreciated using a straight-line basis over the lesser of the related lease term or estimated useful life of the assets. Software implementation costs, primarily consisting of application development activities, are capitalized and included in property and equipment. Costs related to the preliminary project and post-implementation stages of a project are charged to expense as incurred.

Depreciation of the property and equipment commences on the date the asset is ready for its intended use. A gain or loss is recorded in the statement of operations in the period in which the asset was sold or retired. Maintenance and repair costs are expensed as incurred.

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of its property and equipment may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. Impairment losses, if any, are determined based on the fair value of the asset, which is generally calculated as the present value of related cash flows using discount rates that reflect the inherent risk of the underlying business. No impairment charges related to property and equipment were recorded during the years ended December 31, 2018, 2017 or 2016.

Leases

Operating lease expense is recorded on a straight-line basis over the expected term of the lease beginning on the date the Company gains possession of leased property. The Company includes tenant improvement allowances and rent holidays received from landlords and the effect of any rent escalation clauses as adjustments to straight-line rent expense over the expected term of the lease.

Capital leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets recorded under capital leases are depreciated in the same manner as owned property.

Goodwill

In accordance with ASC Topic 350, Intangibles–Goodwill and Other (“ASC 350”), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We concluded that the characteristics of all components of our business are similar and therefore the reporting unit for our goodwill analysis is the entity as a whole. We use a two-step process to assess the realizability of goodwill. The first step is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required.

If a qualitative assessment indicates it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we will proceed to the second step where we estimate the fair value of the reporting unit. We concluded that our goodwill was not impaired as a result of our 2018 assessment and none of the goodwill associated with our single reporting unit was considered at risk of impairment as of October 31, 2018.

Intangible Assets

Intangible assets as of December 31, 2018 consisted of managed care contracts and non-compete agreements. We amortize managed care contracts over their estimated useful lives of four years, and non-compete agreements on a straight-line basis over their contractual lives, which is generally one to five years. During 2018, we evaluated our intangible assets for indicators of impairment and determined that there have been no material developments, events, changes in operating performance or other circumstances that would cause management to believe it is more likely than not that the fair value of our intangible assets would be less than its carrying amount.

Amounts due to Plan Sponsors

Amounts due to plan sponsors represent payments received from plan sponsors in excess of the contractually required reimbursement that are expected to be refunded.

2017 Warrants

The 2017 Warrants are recorded at fair value and are included in other non-current liabilities on the accompanying Consolidated Balance Sheets. Fair value is remeasured each reporting period and a mark-to-market adjustment is recorded under the caption “Change in fair value of equity linked liabilities” on the accompanying Consolidated Statements of Operations. The fair value of the 2017 Warrants was $25.3 million and $20.5 million as of December 31, 2018 and 2017, respectively. Fair value increases of $4.8 million and $3.6 million were recorded during the years ended December 31, 2018 and 2017.

The Company estimates the fair value of the 2017 Warrants using a valuation model that considers attributes of the Company’s common stock, including the number of outstanding shares, share price and volatility. The valuation also considers the exercise period of the warrants and the attributes of other convertible instruments in estimating the number of shares that will be issued upon the exercise of the warrants.

See Note 8 - Preferred Stock and Stockholders’ Deficit for further discussion of the 2017 Warrants.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not that the Company will be able to sustain the tax position taken, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. There were no liabilities recorded for uncertain tax positions as of December 31, 2018 or 2017.

Stock-Based Compensation

The Company accounts for stock-based compensation expense under the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation expense is based on the grant date fair value. We estimate the fair value of stock option awards using a Black-Scholes option pricing model. The fair value of restricted stock unit awards is generally estimated using the close price of our common stock on the grant date. We recognize expense for share-based payment awards based on their vesting conditions as follows:

•	Awards with service-based vesting conditions only – Expense is recognized on a straight-line basis over the requisite service period of the award.

•
Awards with performance-based vesting conditions – Expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a cumulative catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis through the vesting period and will be updated if the probability of achieving the performance-based condition changes.

The impact of forfeited awards is recorded in the period in which the forfeiture occurs.

Fair Value Measurements

ASC Topic 820, Fair Value Measurement (“ASC 820”), provides a framework for measuring fair value and defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that is determined using assumptions that market participants would use in pricing an asset or liability. The standard establishes a valuation hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on independent market data sources. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available.

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

The Company’s cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, amounts due to plan sponsors, accrued interest, accrued expenses and other current liabilities approximate fair value due to their fully liquid or short-term nature.

See Note 12 - Fair Value Measurements for additional information on the fair value of the Company’s debt facilities.

Accounting Pronouncements Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-15 — Internal Use Software. ASU 2018-15 aligns the requirements for capitalization of implementation costs related to hosted software with the existing internal-use software guidance. The effective date for ASU 2018-15 is for annual and interim periods beginning after December 15, 2019. The Company early adopted this ASU on October 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The Company adopted the new standard on January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09—Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 modifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The effective date for ASU 2017-09 is for annual or any interim periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not materially impact the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18—Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for annual or any interim periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not materially impact the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2018. The adoption of this standard did not materially impact the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and replaced most of the existing revenue recognition guidance in U.S. GAAP. On January 1, 2018, we adopted ASC 606 using the modified retrospective transition method which allowed for the application of the new guidance only to contracts that were not completed at the adoption date. Prior periods have not been restated and continue to be reported under accounting standards that were in place at the time. Prior to the adoption of ASC 606, estimates of implicit price concessions and retroactive price adjustments were recorded as bad debt expense and a related allowance for doubtful accounts was established. Subsequent to the adoption of ASC 606, accounts receivable are recorded net of estimated implicit price concessions and retroactive price adjustments and an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings. Upon adoption, the Company concluded that the allowance for doubtful accounts at December 31, 2017 consisted entirely of estimated implicit price concessions and retroactive price adjustments. As a result, the allowance for doubtful accounts was eliminated and accounts receivable were restated net of estimated implicit price concessions and retroactive price adjustments as of January 1, 2018. Adoption of ASC 606 did not result in an opening accumulated deficit adjustment.

Recently Issued Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning January 1, 2020, and is to be applied using a modified retrospective transition method. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, Leases (“ASU 2016-02”) and issued additional clarifications and improvements throughout 2018. The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. ASU 2016-02 is effective for interim and annual reporting periods beginning January 1, 2019. We will elect the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. We are finalizing the impact of the standard to our accounting policies, processes, disclosures, and internal control over financial reporting and have implemented necessary upgrades to our existing lease system.
NOTE 3 - NET REVENUE AND ACCOUNTS RECEIVABLE

The following table presents our disaggregated net revenue for each associated payor class (in thousands). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2018	2017	2016
Commercial	$575,566	$677,536	$771,278
Government	127,301	131,459	158,450
Patient	6,036	8,195	5,861
Net Revenue	$708,903	$817,190	$935,589

Absent implementation of ASC 606, the Company would have reported revenue of $738.8 million, gross profit of $272.9 million, bad debt expense of $29.9 million for the year ended December 31, 2018, respectively, and an allowance for doubtful accounts of $41.2 million at December 31, 2018.

Net Revenue Concentration

During the year ended December 31, 2018, Aetna Health Management, LLC accounted for approximately 10% of net revenue. During the years ended December 31, 2017 and 2016, UnitedHealthcare Insurance Company accounted for approximately 18% and 24% of net revenue, respectively.

Collectability of Accounts Receivable

The following table sets forth the aging of our accounts receivable, aged based on date of service and categorized based on the three primary payor groups (in thousands):

	December 31, 2018				December 31, 2017
	0 - 180 days	Over 180 days	Total	% of Total	0 - 180 days	Over 180 days	Total	% of Total
Government	$17,849	$6,098	$23,947		$20,602	$10,082	$30,684
Commercial	67,288	14,740	82,028		63,767	18,779	82,546
Patient	2,092	6,797	8,889		2,577	7,627	10,204
Gross accounts receivable	$87,229	$27,635	114,864		$86,946	$36,488	123,434
Allowance for doubtful accounts			—	—%			(37,912)	30.7%
Accounts receivable, net			$114,864				$85,522

NOTE 4 – ACQUISITION

On September 9, 2016, the Company acquired substantially all of the assets and assumed certain liabilities of Home Solutions, Inc. for consideration totaling 93.2 million, comprised of: (i) $67.5 million in cash; (ii) 7.1 million restricted shares of the Company’s common stock valued at $15.4 million; (iii) 3,750,000 shares of the Company’s common stock valued at $9.9 million, and (iv) the assumption of $0.3 million of capital lease obligations. Home Solutions, a privately held company, provided home infusion and home nursing products and services to patients suffering from chronic and acute medical conditions.
The excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition was allocated to goodwill in the amount of $58.5 million. Acquisition and integration expenses totaled $10.1 million for the year ended December 31, 2016 and are included in restructuring, acquisition, integration, and other expenses in the accompanying Consolidated Statements of Operations.
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill, and the changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, are as follows (in thousands):

Balance at December 31, 2016	$365,947
Adjustments associated with the acquisition of Home Solutions	1,251
Balance at December 31, 2017	$367,198
Adjustments	—
Balance at December 31, 2018	$367,198

Intangible assets consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Infusion customer relationships	$25,650	$(25,650)	$—	$25,650	$(25,650)	$—
Managed care contracts	25,000	(14,576)	10,424	25,000	(8,403)	16,597
Licenses	5,400	(5,400)	—	5,400	(3,681)	1,719
Trade name	1,800	(1,800)	—	1,800	(1,181)	619
Non-compete agreements	1,700	(1,654)	46	1,700	(1,521)	179
	$59,550	$(49,080)	$10,470	$59,550	$(40,436)	$19,114

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

	Estimated Useful Life
Infusion customer relationships	5	months		-	4	years
Managed care contracts					4	years
Licenses					2	years
Trade name					2	years
Non-compete agreements		1	year	-	5	years

Total amortization expense of intangible assets was $8.6 million, $11.8 million, and $6.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense is expected to be the following (in thousands):

Year ending December 31,	Estimated Amortization
2019	$6,218
2020	4,252
Total estimated amortization expense	$10,470
NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Computer and office equipment	$32,452	$31,371
Software capitalized for internal use	17,625	17,470
Vehicles	2,287	2,379
Medical equipment	42,600	36,230
Work in progress	1,733	2,478
Furniture and fixtures	5,930	5,534
Leasehold improvements	27,012	19,809
Property and equipment, gross	129,639	115,271
Less: Accumulated depreciation	(100,851)	(88,298)
Property and equipment, net	$28,788	$26,973

Depreciation expense, including expense related to assets under capital lease, for the years ended December 31, 2018, 2017 and 2016 was $15.0 million, $15.9 million, and $15.8 million, respectively.

NOTE 7 – DEBT

Debt consisted of the following (in thousands):

	December 31,
	2018	2017
First Lien Note Facility, net of unamortized discount	$198,962	$198,324
Second Lien Note Facility, net of unamortized discount	108,931	85,694
2021 Notes, net of unamortized discount	198,125	197,363
Capital leases	990	2,863
Less: Deferred financing costs	(2,334)	(3,656)
Total debt	504,674	480,588
Less: Current portion of long-term debt	(3,179)	(1,722)
Long-term debt, net of current portion	$501,495	$478,866

Prior Debt Facilities
The Company was previously obligated under (i) a senior secured first-lien revolving credit facility in an aggregate principal amount of $75.0 million (the “Revolving Credit Facility”), (ii) a senior secured first-lien term loan B in an aggregate principal amount of $250.0 million (the “Term Loan B Facility”) and (iii) a senior secured first-lien delayed draw term loan B in an aggregate principal amount of $150.0 million (the “Delayed Draw Term Loan Facility” and, together with the Revolving Credit Facility and the Term Loan B Facility, the “Senior Credit Facilities”) with SunTrust Bank, Jefferies Finance LLC and Morgan Stanley Senior Funding, Inc., originally entered on July 31, 2013 and amended from time to time. The borrowings under these facilities were fully repaid during 2017.
On January 6, 2017, the Company entered into a credit agreement (the “Priming Credit Agreement” and, together with the Senior Credit Facilities, the “Prior Credit Agreements”) with certain existing lenders under the Senior Credit Facilities and SunTrust Bank, as administrative agent for itself and the lenders. The Priming Credit Agreement provided an aggregate borrowing commitment of $25.0 million, which was fully drawn at closing. The borrowings under this facility were fully repaid during 2017.
First Lien and Second Lien Note Facilities
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
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. The Company elected to capitalize $7.8 million of interest during the year ended December 31, 2018. No interest was capitalized during the year ended December 31, 2017. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
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

The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of December 31, 2018, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

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

Pursuant to the terms of the Second Amendment to the Senior Credit Facilities, the Company used the net proceeds of the 2021 Notes of approximately $194.5 million to repay existing debt.

Fair Value of Debt Facilities

See Note 12 - Fair Value Measurements, for information related to the estimated fair value of the Company’s debt facilities.

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

Future Maturities

The estimated future maturities of the Company’s long-term debt, exclusive of deferred financing costs and unamortized discounts, as of December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	$3,179
2020	315,598
2021	200,000
Total future maturities	$518,777
Less: Deferred financing costs	(2,334)
Less: Unamortized discounts	(11,769)
Total debt	$504,674
NOTE 8 – PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

As of December 31, 2018, the carrying value of Series A Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $0.3 million and $0.1 million, respectively, for each of the years ended December 31, 2018 and 2017 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the years ended December 31, 2018 and 2017 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2016	$2,462
Dividends and discount accretion through December 31, 2017 [1]	365
Series A Preferred Stock carrying value at December 31, 2017	$2,827
Dividends and discount accretion through December 31, 2018 [1]	404
Series A Preferred Stock carrying value at December 31, 2018	$3,231

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.

Series C Preferred Stock

As of December 31, 2018, the carrying value of Series C Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $10.1 million and $0.7 million, respectively, for the year ended December 31, 2018 and $9.1 million and $0.6 million, respectively, for the year ended December 31, 2017 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the years ended December 31, 2018 and 2017 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2016	$69,540
Dividends and discount accretion through December 31, 2017 [1]	9,712
Series C Preferred Stock carrying value at December 31, 2017	$79,252
Dividends and discount accretion through December 31, 2018 [1]	10,806
Series C Preferred Stock carrying value at December 31, 2018	$90,058

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
2017 Warrants
In connection with the Second Lien Note Facility (as defined above), the Company issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes (as defined below) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the 2017 Warrants, dated as of June 29, 2017 (the “Warrant Agreement”); provided, however, the 2017 Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (as defined below) (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
The 2017 Warrants have a 10-year term and an initial exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of Common Stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price.  The exercise price and the number of shares that may be acquired upon exercise of the 2017 Warrants are subject to adjustment in certain situations, including price based anti-dilution protection whereby, subject to certain exceptions, if the Company later issues Common Stock or certain Common Stock Equivalents (as defined in the Warrant Agreement) at a price less than either the then-current market price per share or exercise price of the 2017 Warrants, then the exercise price will be decreased and the percentage of shares of Common Stock issuable upon exercise of the 2017 Warrants will remain the same, giving effect to such issuance. Additionally, the 2017 Warrants have standard anti-dilution protections if the Company effects a stock split, subdivision, reclassification or combination of its Common Stock or fixes a record date for the making of a dividend or distribution to stockholders of cash or certain assets. Upon the occurrence of certain business combinations, the 2017 Warrants will be converted into the right to acquire shares of stock or other securities or property (including cash) of the successor entity.
See 2017 Warrants within Note 2 - Summary of Significant Accounting Policies for additional information related to the estimated fair value of the 2017 Warrants.

Treasury Stock

During the years ended December 31, 2018 and 2017, 51,394 and 5,106 shares, respectively, were surrendered to satisfy tax withholding obligations on the exercise of stock options and the vesting of restricted stock awards. During the year ended December 31, 2018, an additional 257,305 shares were surrendered in net settlement of option exercises. The Company did not hold any shares of treasury stock at December 31, 2016 as the balance was utilized to issue shares, reflected as consideration, in the Home Solutions acquisition.

NOTE 9 – STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

BioScrip Equity Incentive Plans

Under the Company’s Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”), the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock grants, restricted stock units, performance shares and performance units to key employees and directors. While stock appreciation rights are authorized under the 2008 Plan, they may also be issued outside of the plan. The 2008 Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors.
On November 30, 2016, at a special meeting, the stockholders approved an amendment to the 2008 Plan to (a) increase the number of shares of Common Stock in the aggregate that may be subject to awards by 5,250,000 shares, from 9,355,000 to 14,605,000 shares and (b) increase the annual grant caps under the Company’s 2008 Plan from 500,000 Options, 500,000 Stock Appreciation Rights and 350,000 Stock Grants and Restricted Stock Units to a cap of no more than a total of 3,000,000 Options, Stock Appreciation Rights, Stock Grants and Restricted Stock Units combined that are intended to comply with the requirements of Section 162(m) of the Code.
On May 3, 2018, at the annual meeting of stockholders, the Board of Directors and stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) to replace the expiring 2008 Plan. The 2018 Plan contains terms and conditions substantially similar to the 2008 Plan. A total of 16,406,939 shares of Common Stock were initially authorized for issuance under the 2018 Plan, which included the shares that remained available under the 2008 Plan. The 2018 Plan will terminate ten years after its adoption, unless terminated earlier by the Board of directors. As of December 31, 2018, there were 12,987,351 shares of Common Stock available for future grant under the 2018 Plan.
Stock Options

Options granted under the 2008 Plan or the 2018 Plan: (a) typically vest over a three-year period and, in certain instances, fully vest upon a change in control of the Company, (b) have an exercise price that may not be less than 100% of its fair market value on the date of grant and (c) are exercisable for seven to ten years after the date of grant, subject to earlier termination in certain circumstances.

Option expense is amortized on a straight-line basis over the requisite service period. The Company recognized compensation expense related to stock options of $1.0 million, $1.0 million, and $3.4 million, in the years ended December 31, 2018, 2017 and 2016, respectively.

The weighted-average, grant-date fair value of options granted during the years ending December 31, 2018, 2017 and 2016 was $1.69, $1.22, and $0.72, respectively. The fair value of stock options granted was estimated on the date of grant using a Black-Scholes option-pricing model. The assumptions used to compute the fair value of options for the years ending December 31, 2018, 2017 and 2016 were:

	2018	2017	2016
Expected volatility	71.0%	73.2%	68.1%
Risk-free interest rate	2.71%	2.04%	1.98%
Expected life of options	6.0 years	5.7 years	4.8 years
Dividend rate	—	—	—

A summary of stock option activity for the 2008 Plan and the 2018 Plan through December 31, 2018 was as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Life
Balance at December 31, 2017	4,398,200	$3.98	$2,639	5.5 years
Granted	1,047,642	$2.61	$990
Exercised	(427,977)	$2.14	$382
Forfeited and expired	(1,320,140)	$4.78	$904
Balance at December 31, 2018	3,697,725	$3.52	$3,974	5.9 years
Exercisable at December 31, 2018	2,132,090	$4.46	$1,875	4.1 years

Cash received from option exercises under share-based payment arrangements was $0.1 million, 0.4 million and nominal for the years ended December 31, 2018, 2017 and 2016, respectively.

The maximum term of stock options under these plans is ten years. Options outstanding as of December 31, 2018 expire on various dates ranging from February 2019 through November 2028. The following table outlines our outstanding and exercisable stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Option Exercise Price	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.00 - $2.06	921,094	$1.35	6.4 years	471,139	$0.76
$2.06 - $4.13	1,812,798	$2.50	7.2 years	697,118	$1.90
$4.13 - $6.19	179,000	$5.13	3.0 years	179,000	$2.74
$6.19 - $8.25	633,333	$7.16	2.8 years	633,333	$4.15
$10.31 - $12.38	125,000	$11.04	2.6 years	125,000	$5.97
$12.38 - $14.44	21,500	$14.06	4.3 years	21,500	$7.30
$16.50 - $18.57	5,000	$16.63	4.6 years	5,000	$8.96
All options	3,697,725			2,132,090

As of December 31, 2018 there was $1.7 million of unrecognized compensation expense related to unvested option grants that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock

Restricted stock grants subject solely to an employee’s or director’s continued service with the Company generally will become fully vested within (a) one to three years from the date of grant to employees and, in certain instances, may fully vest upon a change in control of the Company, and (b) one year from the date of grant for directors. Stock grants subject to the achievement of performance conditions will not vest less than one year from the date of grant.

The Company recognized compensation expense related to restricted stock awards of $2.6 million, $1.1 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

A summary of restricted stock award activity through December 31, 2018 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	1,882,363	$1.82
Granted	3,284,197	$2.55
Awards Vested	(372,116)	$2.09
Canceled	(392,256)	$2.29
Balance at December 31, 2018	4,402,188	$1.87

As of December 31, 2018, there was $3.5 million in unrecognized compensation expense related to unvested restricted stock awards that is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted stock awards vested during the years December 31, 2018, 2017 and 2016 was $0.4 million, $0.4 million, and $0.2 million, respectively.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) is administered by the Compensation Committee. The ESPP provides all eligible employees, as defined under the ESPP, the opportunity to purchase up to a maximum number of shares of Common Stock of the Company as determined by the Compensation Committee. Participants in the ESPP may acquire the Common Stock at a cost of 85% of the lower of the fair market value on the first or last day of the quarterly offering period.

On May 8, 2018, the Board of Directors and stockholders approved an amendment to the ESPP to increase the number of shares available for issuance from 750,000 shares to 2,250,000 shares. As of December 31, 2018, there were 1,379,943 remaining shares available for issuance. During the years ended December 31, 2018, 2017 and 2016, 173,519, 265,608 and 245,371 shares were purchased under this plan, respectively. The Company recognized $0.1 million of expense related to the ESPP during the years ended December 31, 2018, 2017 and 2016.

401(k) Plan

The Company maintains a deferred compensation plan under Section 401(k) of the Internal Revenue Code. Under the Plan, employees may elect to defer up to 100% of their salary, subject to Internal Revenue Service limits, and the Company may make a discretionary matching contribution. During the year ended December 31, 2018, management approved discretionary matching contributions totaling approximately $0.3 million effective July 1, 2018. The Company elected to forgo a matching contribution during the years ended December 31, 2017 and 2016.
NOTE 10 – LOSS PER SHARE

The Company presents basic and diluted loss per share for its common stock, par value $.0001 per share (“Common Stock”). Basic loss per share is calculated by dividing the net loss attributable to common stockholders of the Company by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is determined by adjusting the profit or loss attributable to stockholders and the weighted average number of shares of Common Stock outstanding adjusted for the effects of all dilutive potential common shares comprised of options granted, unvested restricted stock, stock appreciation rights, the 2017 Warrants and Series A and Series C Convertible Preferred Stock. Potential Common Stock equivalents that have been issued by the Company related to outstanding stock options, unvested restricted stock and warrants are determined using the treasury stock method, while potential common shares related to Series A and Series C Convertible Preferred Stock are determined using the “if converted” method.

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

The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Loss from continuing operations	$(51,592)	$(63,303)	$(36,172)
Loss from discontinued operations, net of income taxes	(101)	(893)	(6,593)
Net loss	(51,693)	(64,196)	(42,765)
Accrued dividends on preferred stock	(11,210)	(10,077)	(9,084)
Loss attributable to common stockholders	$(62,903)	$(74,273)	$(51,849)

Denominator - Basic and Diluted:
Weighted average number of common shares outstanding	127,942	123,791	93,740
Loss Per Common Share:
Loss from continuing operations, basic and diluted	$(0.49)	$(0.59)	$(0.48)
Loss from discontinued operations, basic and diluted	—	(0.01)	(0.07)
Loss per common share, basic and diluted	$(0.49)	$(0.60)	$(0.55)

The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the years ended December 31, 2018, 2017 and 2016 excludes the effect of shares that would be issued in connection with the PIPE Transaction, the Rights Offering, 2017 Warrants, stock options, and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.
NOTE 11 – INCOME TAXES

The federal and state income tax benefit (expense) from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$925	$—
State	(502)	(174)	30
Total current	(502)	751	30
Deferred
Federal	—	1,951	(1,744)
State	(66)	1,428	(301)
Total deferred	(66)	3,379	(2,045)
Total tax benefit (expense)	$(568)	$4,130	$(2,015)

The effect of temporary differences that give rise to a significant portion of deferred taxes is as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserves not currently deductible	$6,634	$10,707
Net operating loss carryforwards	128,819	110,773
Goodwill and intangibles (tax deductible)	7,853	12,757
Accrued expenses	641	95
Property basis differences	3,679	2,813
Stock based compensation	2,180	2,371
Total deferred tax assets	149,806	139,516
Deferred tax liabilities:
Other	(309)	(180)
Less: valuation allowance	(148,465)	(138,238)
Net deferred tax asset	$1,032	$1,098

The Company continually assesses the necessity of a valuation allowance. Based on this assessment, the Company concluded that a valuation allowance, in the amount of $148.5 million and $138.2 million, was required as of December 31, 2018 and 2017, respectively. If the Company determines in a future period that it is more likely than not that part or all of the deferred tax assets will be realized, the Company will reverse part or all of the valuation allowance.

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $429.8 million, of which $11.9 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $49.2 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state net operating loss carryforwards of approximately $479.7 million, the majority of which will begin expiring in 2019 and later.

A reconciliation of the federal statutory rate to the effective income tax rate from continuing operations is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax benefit at statutory rate	$10,715	$23,654	$11,907
State tax benefit, net of federal taxes	1,510	4,587	1,398
Change in valuation allowance	(10,227)	41,550	(14,725)
Change in tax contingencies	—	10	66
Alternative minimum tax receivable	—	925	—
Corporate tax rate changes	—	(67,707)	—
Other	(2,566)	1,111	(661)
Tax benefit (expense)	$(568)	$4,130	$(2,015)

As of December 31, 2018, the Company had $1.0 million of gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits balance at January 1,	$1,014	$1,021	$1,067
Lapse of statute of limitations	—	(7)	(46)
Unrecognized tax benefits balance at December 31,	$1,014	$1,014	$1,021

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the Consolidated Statements of Operations. As of December 31, 2018 and December 31, 2017, the Company had a nominal amount of accrued interest related to uncertain tax positions.

The Company files income tax returns, including returns for its subsidiaries, with federal, state and local jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. As of December 31, 2018, U.S. tax returns for the years 2015 through 2018 remain subject to examination by federal tax authorities. Tax returns for the years 2014 through 2018 remain subject to examination by state and local tax authorities for a majority of the Company's state and local filings.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (“TCJA”). The enactment included broad tax changes that are applicable to BioScrip, Inc. Most notably, the TCJA has established the U.S. corporate tax rate decrease from a high of 35% to a flat 21% income tax rate effective January 1, 2018.
These changes require BioScrip, Inc. to re-measure deferred tax assets and liabilities. The Company uses the asset and liability approach for accounting for income taxes. Under that method, assets and liabilities are recorded for future tax consequences attributable to the difference between financial statement balances of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates at which the temporary differences are expected to reverse. As a result of the decreased U.S. corporate income tax rate from 35% to 21%, the Company has revalued its ending net deferred tax assets as of December 31, 2017. Due to the full valuation allowance against substantially all net deferred tax assets, the change in deferred tax rate to 21% does not have an impact on the Company’s financial statements.

NOTE 12 – FAIR VALUE MEASURMENTS

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of December 31, 2018 are as follows (in thousands):

Financial Instrument	Carrying Value as of December 31, 2018	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility(1)	$198,962	$—	$—	$203,462
Second Lien Note Facility (1)	108,931	—	—	121,622
2021 Notes (2)	198,125	—	186,500	—
Total debt instruments	$506,018	$—	$186,500	$325,084

2017 Warrants (3)	$25,331	$—	$25,331	$—

(1)	The estimated fair values of the First and Second Lien Notes were based on cash flow models discounted at market interest rates that considered the underlying risks of the note.

(2)	The estimated fair value of the 2021 Notes incorporated recent trading activity in public markets.

(3)	See 2017 Warrants within Note 2 - Summary of Significant Accounting Policies.

NOTE 13 – RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES

Restructuring, acquisition, integration, and other expenses include non-recurring costs associated with restructuring, acquisition and integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, impacts recorded from the change in contingent consideration obligations, and other costs related to contract terminations and closed branches/offices.

Restructuring, acquisition, integration, and other expenses in the Consolidated Statements of Operations consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restructuring and other expense	$4,934	$12,134	$10,334
Acquisition and integration expenses	1,523	528	10,122
Change in fair value of contingent consideration	—	—	(4,597)
Total restructuring, acquisition, integration, and other expenses	$6,457	$12,662	$15,859
NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

In addition, the Company utilizes capital leases agreements with third parties to obtain certain property and equipment. Interest rates on capital leases are both fixed and variable and range from 3% to 7%.

As of December 31, 2018, future minimum lease payments under operating and capital leases were as follows (in thousands):

	Operating Leases	Capital Leases	Total
2019	$8,934	$679	$9,613
2020	7,143	311	7,454
2021	6,252	—	6,252
2022	4,797	—	4,797
2023	3,320	—	3,320
2024 and Thereafter	7,470	—	7,470
Total Future Minimum Lease Payments	$37,916	$990	$38,906

Rent expense for leased facilities and equipment was approximately $8.1 million, $7.7 million and $7.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of unaudited quarterly financial information for the years ended December 31, 2018 and 2017 is as follows (in thousands, except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Net revenue	$168,584	$175,789	$180,962	$183,568
Gross profit	55,048	59,957	65,911	62,122
Loss from continuing operations, before income taxes	(12,939)	(15,081)	(8,001)	(15,003)
Income (loss) from discontinued operations, net of income taxes	(30)	(15)	(71)	15
Net loss	$(13,017)	$(15,139)	$(8,174)	$(15,363)

Loss per share from continuing operations, basic and diluted	$(0.12)	$(0.14)	$(0.09)	$(0.14)
Income (loss) per share from discontinued operations, basic and diluted	—	—	—	—
Loss per share, basic and diluted	$(0.12)	$(0.14)	$(0.09)	$(0.14)

Year ended December 31, 2017
Net revenue	$217,810	$218,106	$198,692	$182,582
Gross profit	64,874	67,611	66,563	70,194
Loss from continuing operations, before income taxes	(18,801)	(28,432)	(12,998)	(7,202)
Income (loss) from discontinued operations, net of income taxes	(299)	(373)	66	(287)
Net loss	$(19,719)	$(29,523)	$(12,992)	$(1,962)

Loss per share from continuing operations, basic and diluted	$(0.18)	$(0.26)	$(0.12)	$(0.03)
Income (loss) per share from discontinued operations, basic and diluted	—	—	—	(0.01)
Loss per share, basic and diluted	$(0.18)	$(0.26)	$(0.12)	$(0.04)
NOTE 16 – SUBSEQUENT EVENTS

On March 14, 2019 we entered into a definitive merger agreement with the shareholder of Option Care Enterprises, Inc. (“Option Care”), the nation’s largest independent provider of home and alternate treatment site infusion therapy services. Under the terms of the merger agreement, the Company will issue new shares of its common stock to Option Care’s shareholder in a non-taxable exchange, which will result in BioScrip shareholders holding approximately 20% of the combined company. The shareholder of Option Care has secured committed financing, the proceeds of which will be used to retire the Company’s First Lien Note Facility, Second Lien Note Facility and 2021 Notes at the close of the transaction.  Following the close of the transaction, the combined company common stock will continue to be listed on the Nasdaq National Market. The transaction is currently expected to close by the end of 2019.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the principal executive officer and the principal financial officer to ensure that information required to be disclosed in our reports that we file or submit under the Securities Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that our internal control over financial reporting was effective at December 31, 2018.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

During 2018, we developed and implemented remediation plans to address the material weakness we identified during 2017.  Specifically, our remediation plans included (i) enhancing risk assessment processes and monitoring activities to ensure the Company designs, implements, and operates effective controls that are responsive to identified risks; (ii) implementing controls to validate key inputs and calculations used in spreadsheets used to determine financial statement amounts and disclosures; (iii) implementing controls to identify and clear unmatched transactions in suspense accounts; (iv) implementing monitoring controls to be operated by a centralized resource to ensure periodic counts of inventory and fixed assets are completed and differences are timely processed by our accounting systems, and; (v) enhancing controls surrounding the timely and accurate recognition of fixed asset disposals and abandonments. To effectively execute on our plan, we hired additional resources with significant experience with internal controls over financial reporting to our accounting team, and invested in a more robust internal audit function. As a result of implementing our remediation plans, as of December 31, 2018, we believe we have remediated the material weakness.

Except as discussed above, there were no changes during the fourth quarter of 2018 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
BioScrip, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited BioScrip, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated March 15, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 15, 2019

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

The other information required by this item is incorporated by reference from the information contained in our 2019 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2019 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Page
(a)(1) Financial Statements.
The following financial statements appear in Part II, Item 8:
Report of Independent Registered Public Accounting Firm	42
Consolidated Balance Sheets as of December 31, 2018 and 2017	43
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	44
Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2018, 2017 and 2016	45
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	46
Notes to Consolidated Financial Statements	47
(a)(2) Financial Statement Schedule:
Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	81
All other schedules not listed above have been omitted since they are not applicable or are not required.

(a)(3) Exhibits.
Index to Exhibits

Exhibit Number	Description
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

3.4	Certificate of Designations for Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 10, 2015)
3.5	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on April 28, 2011)
3.6	Certificate of Designations for Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 13, 2016)
3.7	Certificate of Designations for Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2016)
3.8	Certificate of Designations, Preferences, and Rights for Series D Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 12, 2016)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 31, 2006)
4.2	Form of Cash-Only Stock Appreciation Right Agreement. (Incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on March 16, 2011)
4.3
Indenture, dated as of February 11, 2014, by and among the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on February 11, 2014)

4.4	Specimen of 8.875% Notes due 2021 (included in Exhibit 4.4)
4.5
Registration Rights Agreement, dated as of March 9, 2015, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P., and Blackwell Partners, LLC, Series A. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2015)

4.6
Amendment No. 1 to the Registration Rights Agreement dated June 10, 2016, by and among the Company, Coliseum Capital Partners, L.P., Coliseum Capital Partners II, L.P. and Blackwell Partners, LLC Series A. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 13, 2016)

4.7
Amendment No. 2 to the Registration Rights Agreement dated June 14, 2016, by and among the Company and the PIPE Investors. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 14, 2016)

4.8	Form of Subscription Rights Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on May 29, 2015)
4.9	Form of Certificate Representing Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on March 10, 2015)
4.10
Common Stock Warrant Agreement, dated July 28, 2015, by and between the Company and the American Stock Transfer & Trust Company, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on July 28, 2015)

4.11
Tax Asset Protection Plan dated as of August 11, 2016, by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 12, 2016)

4.12	Form of Certificate Representing Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 14, 2016)

4.13
Registration Rights Agreement, dated March 1, 2017, by and among the Company and the investors named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 2, 2017)

4.14
Registration Rights Agreement, dated June 29, 2017, by and among the Company and the parties signatory thereto (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 29, 2017)

4.15
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

10.63†	BioScrip, Inc. 2018 Equity Incentive Plan. (Incorporated by reference to Appendix A to the definitive proxy statement filed on April 4, 2018)
10.64†	Second Amendment to Employee Stock Purchase Plan. (Incorporated by reference to Appendix B to the definitive proxy statement filed on April 4, 2018)
10.65†	Offer Letter, dated October 12, 2018, by and between the Company and John McMahon (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2018)
21.1 *	List of Subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2019.

BIOSCRIP, INC.

/s/ John McMahon
John McMahon
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ Daniel E. Greenleaf Daniel E. Greenleaf	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2019

/s/ Stephen Deitsch Stephen Deitsch	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2019

/s/ John McMahon John McMahon	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2019

/s/ R. Carter Pate R. Carter Pate	Non-Executive Chairman of the Board	March 15, 2019

/s/ David Golding David Golding	Director	March 15, 2019

/s/ Michael Goldstein Michael Goldstein	Director	March 15, 2019

/s/ Christopher Shackelton Christopher Shackelton	Director	March 15, 2019

/s/ Michael G. Bronfein Michael G. Bronfein	Director	March 15, 2019

/s/ Steven Neumann Steven Neumann	Director	March 15, 2019

BioScrip, Inc. and Subsidiaries
Schedule II-- Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Period	Write-Off of Receivables	Charged to Costs and Expenses	Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$59,689	$(41,567)	$26,608	$44,730
Year ended December 31, 2017
Allowance for doubtful accounts	$44,730	$(30,515)	$23,697	$37,912
Year ended December 31, 2018
Allowance for doubtful accounts (1)	$—	$—	$—	$—

(1) Subsequent to adoption of ASC 606, an allowance for doubtful accounts is established only as a result of an adverse change in the Company’s payors’ ability to pay outstanding billings.