Form 10-Q
period 2019-03-31
BioScrip, Inc.
filed 2019-05-03
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o     No o
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BIOS	Nasdaq Global Market
Rights to Purchase Series D Junior Participating Preferred Stock	Not applicable	Nasdaq Global Market

On April 26, 2019, there were 128,758,438 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,703	$14,539
Restricted cash	4,322	4,321
Accounts receivable, net	120,824	114,864
Inventory	27,470	26,689
Prepaid expenses and other current assets	12,766	14,292
Total current assets	171,085	174,705
Property and equipment, net of accumulated depreciation of $103,866 and $100,851 as of March 31, 2019 and December 31, 2018, respectively	27,798	28,788
Goodwill	367,198	367,198
Deferred taxes	1,026	1,032
Intangible assets, net of accumulated amortization of $50,640 and $49,080 as of March 31, 2019 and December 31, 2018, respectively	8,910	10,470
Operating lease right-of-use assets	19,454	—
Other non-current assets	1,719	1,745
Total assets	$597,190	$583,938
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$4,536	$3,179
Current portion of operating lease liabilities	5,312	—
Accounts payable	77,458	67,025
Amounts due to plan sponsors	848	956
Accrued interest	2,219	6,706
Accrued expenses and other current liabilities	25,215	29,450
Total current liabilities	115,588	107,316
Long-term debt, net of current portion	506,719	501,495
Operating lease liabilities, net of current portion	19,234	—
Other non-current liabilities	15,745	25,842
Total liabilities	657,286	634,653
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,630 shares issued and outstanding; and $3,356 and $3,264 liquidation preference as of March 31, 2019 and December 31, 2018, respectively	3,337	3,231
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding; and $97,391 and $94,706 liquidation preference as of March 31, 2019 and December 31, 2018, respectively	92,909	90,058
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 128,567,504 shares issued and 128,160,291 shares outstanding at March 31, 2019, and 128,391,456 shares issued and 128,077,651 shares outstanding as of December 31, 2018, respectively	13	13
Treasury stock, 407,213 and 313,805 shares outstanding, at cost, as of March 31, 2019 and December 31, 2018, respectively	(1,336)	(950)
Additional paid-in capital	616,467	618,137
Accumulated deficit	(771,486)	(761,204)
Total stockholders’ deficit	(156,342)	(144,004)
Total liabilities and stockholders’ deficit	$597,190	$583,938
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenue	$178,956	$168,584
Cost of revenue (excluding depreciation expense)	121,292	113,536
Gross profit	57,664	55,048

Operating expenses:
Service location operating expenses	40,187	39,299
General and administrative expenses	11,493	10,669
Depreciation and amortization expense	5,073	6,486
Restructuring, acquisition, integration, and other expenses	6,021	1,882
Total operating expenses	62,774	58,336
Operating loss	(5,110)	(3,288)
Other expense:
Interest expense, net	15,231	13,395
Change in fair value of equity linked liabilities	(9,999)	(3,439)
Gain on dispositions	(76)	(305)
Total other expense	5,156	9,651
Loss from continuing operations before income taxes	(10,266)	(12,939)
Income tax expense	(16)	(48)
Loss from continuing operations	(10,282)	(12,987)
Loss from discontinued operations, net of income taxes	—	(30)
Net loss	(10,282)	(13,017)
Accrued dividends on preferred stock	(2,957)	(2,657)
Loss attributable to common stockholders	$(13,239)	$(15,674)

Basic loss per share:
Loss from continuing operations	$(0.10)	$(0.12)
Loss from discontinued operations	—	—
Basis loss per share	$(0.10)	$(0.12)

Diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.15)
Loss from discontinued operations	—	—
Diluted loss per share	$(0.18)	$(0.15)

Weighted average number of common shares outstanding:
Basic	128,108	127,772
Diluted	131,358	130,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 (in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	$—	$13	$(950)	$618,137	$(761,204)	$(144,004)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(386)	253	—	(133)
Accrued dividends on preferred stock	—	—	—	(2,957)	—	(2,957)
Stock-based compensation	—	—	—	1,034	—	1,034
Net loss	—	—	—	—	(10,282)	(10,282)
Balance at March 31, 2019	$—	$13	$(1,336)	$616,467	$(771,486)	$(156,342)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2017	$—	$13	$(16)	$624,762	$(709,511)	$(84,752)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(338)	41	—	(297)
Accrued dividends on preferred stock	—	—	—	(2,657)	—	(2,657)
Stock-based compensation	—	—	—	511	—	511
Net loss	—	—	—	—	(13,017)	(13,017)
Balance at March 31, 2018	$—	$13	$(354)	$622,657	$(722,528)	$(100,212)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,282)	$(13,017)
Less: Loss from discontinued operations, net of income taxes	—	(30)
Loss from continuing operations	(10,282)	(12,987)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,073	6,486
Amortization of operating lease right-of-use assets	1,412	—
Amortization of deferred financing costs and debt discount	2,054	2,023
Change in fair value of equity linked liabilities	(9,999)	(3,439)
Change in deferred income taxes	6	31
Stock-based compensation	1,095	556
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	4,097	—
Gain on dispositions	(76)	(305)
Changes in assets and liabilities
Accounts receivable	(5,960)	(2,663)
Inventory	(781)	(3,505)
Prepaid expenses and other assets	1,627	8,807
Operating lease liabilities	(1,370)	—
Accounts payable	10,433	2,872
Amounts due to plan sponsors	(108)	(969)
Accrued interest	(4,487)	(4,487)
Accrued expenses and other liabilities	657	2,418
Net cash used in operating activities from continuing operations	(6,609)	(5,162)
Net cash used in operating activities from discontinued operations	—	(30)
Net cash used in operating activities	(6,609)	(5,192)
Cash flows from investing activities:
Purchases of property and equipment, net	(1,921)	(2,646)
Net cash used in investing activities	(1,921)	(2,646)
Cash flows from financing activities:
Repayments of finance leases	(172)	(967)
Net activity from exercises of employee stock awards	(133)	(300)
Net cash used in financing activities	(305)	(1,267)
Net change in cash, cash equivalents and restricted cash	(8,835)	(9,105)
Cash, cash equivalents and restricted cash - beginning of period	18,860	44,407
Cash, cash equivalents and restricted cash - end of period	$10,025	$35,302
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,630	$15,883
Cash paid during the period for income taxes, net of refunds	$—	$(82)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	$4,097	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business
We are a national provider of infusion and home care management solutions with nearly 67 service locations around the U.S. We partner with physicians, hospital systems, payors, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.
Option Care Enterprises, Inc. Merger Agreement
On March 14, 2019 we entered into a definitive merger agreement with the shareholder of Option Care Enterprises, Inc. (“Option Care”), the nation’s largest independent provider of home and alternate treatment site infusion therapy services. Under the terms of the merger agreement, the Company will issue new shares of its common stock to the Option Care’s shareholder in a non-taxable exchange, which will result in BioScrip shareholders holding approximately 20% of the combined company. The shareholder of Option Care has secured committed financing, the proceeds of which will be used to retire the Company’s First Lien Note Facility, Second Lien Note Facility and 2021 Notes at the close of the transaction.  Following the close of the transaction, the combined company common stock will continue to be listed on the Nasdaq Global Market. The transaction is currently expected to close by the end of 2019.
Basis of Presentation
These Unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, and other information included in the Annual Report on Form 10-K of BioScrip, Inc. and its wholly-owned subsidiaries (the “Company”) for the year ended December 31, 2018 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”). These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet data as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP.
The information furnished in these Unaudited Condensed Consolidated Financial Statements reflects all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the interim periods presented require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes and are not necessarily indicative of the results that may be expected for the full year.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period financial statement amounts have been reclassified to conform to current period presentation. Additionally, certain amounts in the Unaudited Condensed Consolidated Statements of Operations have been reclassified to include the presentation of operating expenses and operating income (loss).
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Leases

We have lease agreements for facilities, warehouses, office space, and property and equipment. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”) and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and long-term debt in our consolidated balance sheets.

ROU assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of unpaid lease payments. As the majority of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the lease commencement date to determine the present value of unpaid lease payments. ROU assets represent our right to use underlying assets and are recorded as operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of ROU assets. Tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Our leases typically contain rent escalations over the expected lease term. We recognize expense for these leases on a straight-line basis over the expected lease term. We review the terms of any renewal options to determine if it is reasonably certain that they will be exercised, however we generally conclude that our expected lease term is the minimum noncancellable period of the lease.

We have lease agreements with both lease and non-lease components, which we elected to account for as single lease components for all asset classes. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed on a straight-line basis over the related lease term. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Accounting Pronouncements Recently Adopted

We adopted ASU 2016-02, Leases, on January 1, 2019. The standard requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet and disclosure of key information about leasing arrangements. We elected the optional transition method to apply the standard as of the effective date and therefore, we did not apply the standard to the comparative periods presented in our financial statements. We elected the transition package of three practical expedients permitted within the standard, which eliminates the requirement to reassess prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets.

Adoption of the new standard resulted in the recording of operating lease liabilities and corresponding ROU assets of $25.9 million as of January 1, 2019. Additionally, existing net liabilities for prepayments or accrued lease payments, initial direct costs and lease incentives of $5.0 million were reclassified as an offset to the ROU assets on January 1, 2019, resulting in net initial ROU assets of $20.9 million. The standard did not materially impact our consolidated statements of operations or cash flows.

We adopted ASU 2017-11—Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, on January 1, 2019. ASU 2017-11 eliminates the requirement that a down round feature precludes equity classification when assessing whether an instrument is indexed to an entity’s own stock. A freestanding equity-linked financial instrument no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements

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

NOTE 3 — NET REVENUE AND ACCOUNTS RECEIVABLE

The following table presents our disaggregated net revenue for each associated payor class (in thousands). Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended March 31,
	2019	2018
Commercial	$149,696	$140,541
Government	27,959	26,542
Patient	1,301	1,501
Total Net Revenue	$178,956	$168,584

Net Revenue Concentration
No single payor accounted for more than 10.0% of revenue during the three months ended March 31, 2019 or 2018.
Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable, aged based on date of service and categorized based on the three primary payor groups (in thousands):

	March 31, 2019			December 31, 2018
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$19,202	$7,540	$26,742	$17,849	$6,098	$23,947
Commercial	65,746	17,680	83,426	67,288	14,740	82,028
Patient	3,716	6,940	10,656	2,092	6,797	8,889
Accounts receivable, net	$88,664	$32,160	$120,824	$87,229	$27,635	$114,864

NOTE 4 — LEASES

Operating lease costs of $1.9 million, including short-term leases, for the three months ended March 31, 2019 are included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Finance lease costs consisting of depreciation and amortization and interest were nominal during the three months ended March 31, 2019.

Lease term and discount rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.4
Weighted-average discount rate
Operating leases	10.96%

Supplemental cash flow information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,165
Financing cash flows from finance leases	$172

We did not enter into any significant operating leases or finance leases during the three months ended March 31, 2019.

Maturities of lease liabilities
(in thousands)	Operating leases	Finance leases	Total
2019	$5,687	$806	$6,493
2020	6,480	638	7,118
2021	5,822	—	5,822
2022	4,587	—	4,587
2023	3,299	—	3,299
After 2023	6,945	—	6,945
Total future minimum lease payments	32,820	1,444	$34,264
Less: interest	8,274	24
Present value of lease liabilities	$24,546	$1,420

As of March 31, 2019, we had no significant additional operating or finance leases that had not yet commenced.

Prior to the adoption of ASU 2016-02, Leases, on January 1, 2019, maturities of lease liabilities included certain variable non-lease components, which are excluded from maturities of lease liabilities as of March 31, 2019. As previously disclosed in our 2018 Annual Report on Form 10-K, maturities of lease liabilities are as follows as of December 31, 2018:

Maturities of lease liabilities
(in thousands)	Operating leases	Finance leases	Total
2019	$8,934	$679	$9,613
2020	7,143	311	7,454
2021	6,252	—	6,252
2022	4,797	—	4,797
2023	3,320	—	3,320
After 2023	7,470	—	7,470
Total future minimum lease payments	$37,916	$990	$38,906

NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
First Lien Note Facility, net of unamortized discount	199,120	198,962
Second Lien Note Facility, net of unamortized discount	114,372	108,931
2021 Notes, net of unamortized discount	198,326	198,125
Finance leases	1,420	990
Less: Deferred financing costs	(1,983)	(2,334)
Total debt	511,255	504,674
Less: Current portion of long-term debt	(4,536)	(3,179)
Long-term debt, net of current portion	$506,719	$501,495
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
The Company used the proceeds of the sale of the First Lien Notes and the Initial Second Lien Notes to repay in full all amounts outstanding under the Prior Credit Agreements and extinguished the liability. Each of the Prior Credit Agreements was terminated following such repayment. The Company used the remaining proceeds of $15.9 million, net of $0.2 million in issuance costs, from the Notes Facilities and the related private placement of the Company’s common stock for working capital and general corporate purposes.
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
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR (subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. During the first quarter, $4.1 million of interest was capitalized to the Second Lien Notes, increasing the principal amount to $121.9 million as of March 31, 2019. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
In connection with the Second Lien Note Facility, the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”). The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities at a fair value of $15.3 million.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of March 31, 2019, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

NOTE 6 — PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Series A Preferred Stock
As of March 31, 2019, the carrying value of Series A Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $0.1 million and $14 thousand, respectively, for the three months ended March 31, 2019 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the three months ended March 31, 2019 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2018	$3,231
Dividends and discount accretion through March 31, 2019 [1]	106
Series A Preferred Stock carrying value March 31, 2019	$3,337
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
Series C Preferred Stock
As of March 31, 2019, the carrying value of Series C Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $2.7 million and $0.2 million, respectively, for the three months ended March 31, 2019 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the three months ended March 31, 2019 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2018	$90,058
Dividends and discount accretion through March 31, 2019 [1]	2,851
Series C Preferred Stock carrying value March 31, 2019	$92,909

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
As of March 31, 2019, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $3.4 million and $97.4 million, respectively.
2017 Warrants
In connection with the Second Lien Note Facility (as defined above), the Company issued the 2017 Warrants to the purchasers of the Second Lien Notes (as defined above) pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the 2017 Warrants, dated as of June 29, 2017 (the “Warrant Agreement”); provided, however, the 2017 Warrants may not be converted to the extent that, after giving effect to such conversion, the holders of the 2017 Warrants would beneficially own, in the aggregate, in excess of (i) 19.99% of the shares of Common Stock outstanding as of June 29, 2017 (the “Closing Date”) minus (ii) the shares of Common Stock that were sold pursuant to the Second Quarter 2017 Private Placement (the “Conversion Cap”). The Conversion Cap will not apply to the 2017 Warrants if the Company obtains the approval of its stockholders for the removal of the Conversion Cap, which the Company is required to take certain steps to attempt to obtain, subject to the terms of the Warrant Agreement.
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

The 2017 Warrants are reflected as a liability in other non-current liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheets and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants was $15.3 million as of March 31, 2019. Fair value decreases of $10.0 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively, are presented as changes in fair value of equity linked liabilities on the accompanying Unaudited Condensed Consolidated Statements of Operations.
NOTE 7 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
BioScrip Equity Incentive Plans
Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 Plan is administered by the Company’s Management Development and Compensation Committee (the “Compensation Committee”), a standing committee of the Board of Directors.
A total of 16,406,939 shares of Common Stock were initially authorized for issuance under the 2018 Plan, which included the shares that remained available under the 2008 Plan. No key employee in any calendar year will be granted more than 3,000,000 shares of Common Stock with respect to any combination of (i) Options to purchase shares of Common Stock, (ii) Stock Appreciation Rights (based on the appreciation with respect to shares of Common Stock); and (iii) Stock Grants and Restricted Stock Units that are intended to comply with the requirements of Section 162(m) of the Code.
As of March 31, 2019, there were 13,104,422 shares of Common Stock available for future grant under the 2018 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.2 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.
Restricted Stock
The Company recognized $0.8 million and $0.2 million of compensation expense related to restricted stock awards during the three months ended March 31, 2019 and 2018, respectively.
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
As of March 31, 2019, there were 1,379,943 remaining shares available for issuance under the ESPP. In April 2019, 69,141 shares were issued to participants under this plan for elections made for the first quarter of 2019. During the three months ended March 31, 2019 and 2018, the Company incurred nominal expense related to the ESPP.
NOTE 8 — LOSS PER SHARE
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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Loss from continuing operations	$(10,282)	$(12,987)
Loss from discontinued operations, net of income taxes	—	(30)
Net loss	$(10,282)	$(13,017)
Accrued dividends on preferred stock	(2,957)	(2,657)
Loss attributable to common stockholders, basic	$(13,239)	$(15,674)
Income effect of 2017 Warrants	(9,999)	(3,439)
Loss attributable to common stockholders, diluted	$(23,238)	$(19,113)

Denominator:
Weighted average number of common shares outstanding, basic	128,108	127,772
Dilutive effect of 2017 Warrants	3,250	2,665
Weighted average number of common shares outstanding, diluted	131,358	130,437

Basic loss per share:
Loss from continuing operations	$(0.10)	$(0.12)
Loss from discontinued operations	—	—
Basis loss per share	$(0.10)	$(0.12)

Diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.15)
Loss from discontinued operations	—	—
Diluted loss per share	$(0.18)	$(0.15)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended March 31, 2019 and 2018 excludes the effect of shares that would be issued in connection with the March 2015 PIPE transaction and related rights offering, stock options, and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 9 — INCOME TAXES
The federal and state income tax expense from continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Current
Federal	$—	$—
State	10	17
Total current	10	17
Deferred
Federal	—	—
State	6	31
Total deferred	6	31
Total income tax expense	$16	$48
A reconciliation of the federal statutory rate to the effective income tax rate from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Tax benefit at statutory rate	$(2,156)	$(2,729)
State tax expense, net of federal taxes	16	48
Change in valuation allowance	2,949	3,419
Other	(793)	(690)
Income tax expense	$16	$48
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 or U.S. Federal Tax Reform (the “Reform”). The enactment included broad tax changes that are applicable to BioScrip, Inc. Most notably, the Reform decreased the U.S. corporate income tax rate from a high of 35% to a flat 21% rate effective January 1, 2018. As a result, the Company has revalued its ending net deferred tax assets as of December 31, 2017. At March 31, 2019, the Company had Federal net operating loss carry forwards of approximately $432.4 million, of which $11.7 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $61.1 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state net operating loss carry forwards of approximately $484.6 million, the majority of which will begin expiring in 2019 and later.
NOTE 10 — FAIR VALUE MEASUREMENTS

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of March 31, 2019 are as follows (in thousands):

Financial Instrument	Carrying Value as of March 31, 2019	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility(1)	$199,120	$—	$—	$208,004
Second Lien Note Facility (1)	114,372	—	—	128,359
2021 Notes (2)	198,326	—	201,818	—
Total debt instruments	$511,818	$—	$201,818	$336,363

2017 Warrants (3)	$15,332	$—	$15,332	$—

(1)	The estimated fair values of the First and Second Lien Notes were based on cash flow models discounted at market interest rates that considered the underlying risks of the note.

(2)	The estimated fair value of the 2021 Notes incorporated recent trading activity in public markets.

(3)
The fair value of the 2017 Warrants is estimated using a valuation model that considers attributes of the Company’s common stock, including the number of outstanding shares, share price and volatility. The valuation also considers the exercise period of the warrants and the attributes of other convertible instruments in estimating the number of shares that will be issued upon the exercise of the warrants.

NOTE 11 — RESTRUCTURING, ACQUISITION, INTEGRATION, AND OTHER EXPENSES
Restructuring, acquisition, integration, and other expenses include non-recurring costs associated with restructuring, acquisition, pre-merger costs, integration initiatives such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, and other costs related to contract terminations and closed branches/offices.

Restructuring, acquisition, integration, and other expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Restructuring expense	$1,685	$1,879
Acquisition and integration expense	—	3
Merger expenses	4,336	—
Total restructuring, acquisition, integration, and other expenses	$6,021	$1,882
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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

NOTE 13 — SUBSEQUENT EVENT
In May 2019, the First Lien Note Facility was amended to allow for additional borrowings of up to $8.0 million under terms materially consistent with the existing agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the audited Consolidated Financial Statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”), as well as our Unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this report.
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this Quarterly Report contains, among others, forward-looking statements about:

•	our ability to make principal and interest payments on our debt and unsecured notes and satisfy the other covenants contained in our Notes Facilities;

•	our ability to successfully complete the Option Care merger and integrate the two companies;

•	our high level of indebtedness;

•	our expectations regarding financial condition or results of operations in future periods;

•	our future sources of, and needs for, liquidity and capital resources;

•	our expectations regarding economic and business conditions;

•	our expectations regarding legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs;

•	periodic reviews and billing audits of payments from governmental reimbursement programs and private payors;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation, particularly governmental oversight of our business;

•	our expectations regarding the outcome of litigation;

•	our ability to maintain contracts and relationships with our customers;

•	our ability to avoid delays in payment from our customers;

•	sales and marketing efforts;

•	status of material contractual arrangements, including the negotiation or re-negotiation of such arrangements;

•	future capital expenditures;

•	our ability to hire and retain key employees;

•	our ability to execute our strategy;

•	our ability to successfully integrate businesses we may acquire.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors. Important factors that could cause such differences include, among other things:

•	risks associated with the Option Care merger

•	risks associated with increased and complex government regulation related to the health care and insurance industries in general, and more specifically, home infusion providers;

•	our ability to comply with debt covenants in our Notes Facilities and unsecured notes indenture;

•	risks associated with our issuance of Preferred Stock and PIPE Warrants to the PIPE Investors and the 2017 Warrants;

•	risks associated with the retention or transition of executive officers and key employees;

•	our expectation regarding the interim and ultimate outcome of commercial disputes, including litigation;

•	unfavorable economic and market conditions;

•	disruptions in supplies and services resulting from force majeure events such as war, strike, riot, crime, or “acts of God” such as hurricanes, flooding, blizzards or earthquakes;

•	delays or suspensions of federal and state payments for services provided;

•	efforts to reduce healthcare costs and alter health care financing, which may involve reductions in reimbursement for our products and services;

•	effects of the 21st Century Act (the “Cures Act”);

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
Business Overview
We are a national provider of infusion and home care management solutions with nearly 67 service locations around the U.S. We partner with physicians, hospital systems, payors, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. We operate with a commitment to bring customer-focused pharmacy and related healthcare infusion therapy services into the home or alternate-site setting. By collaborating with the full spectrum of healthcare professionals and the patient, we aim to provide cost-effective care that is driven by clinical excellence, customer service and values that promote positive outcomes and an enhanced quality of life for those whom we serve.
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

Regulatory Matters Update
Approximately 15.6% and 15.7% of revenue for the three months ended March 31, 2019 and 2018, respectively, was derived directly from the Medicare program, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months ended March 31, 2019, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures. These measures may include strategies to reduce coverage, restrict enrollment, or enroll more beneficiaries in managed care programs.
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
Approximately 6.9% and 8.4% of revenue for the three months ended March 31, 2019 and 2018, respectively, was derived from Medicare.
Critical Accounting Estimates
We prepare our Unaudited Condensed Consolidated Financial Statements in accordance with United States generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.
There have been no significant changes in our critical accounting estimates from those described in our Annual Report.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations - Three Months Ended March 31, 2019 compared to March 31, 2018
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements included in Item 1.
Net Revenue

The following table summarizes our net revenue, gross profit and gross margin for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	2019 v. 2018
Net revenue	$178,956	$168,584	$10,372	6.2%
Gross profit, excluding depreciation expense	$57,664	$55,048	$2,616	4.8%
Gross margin	32.2%	32.7%

Net Revenue. Net revenue for the three months ended March 31, 2019 increased primarily due to an increase in patients served and higher reimbursement rates for certain therapies.
Gross Profit and Gross Margin. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit was primarily driven by an increase in net revenue of $10.4 million, partially offset by lower gross profit margins. Gross margin decreased for the three months ended March 31, 2019 primarily due to the impact of lower estimated realization percentages on revenue billings that decreased gross margin by 2.3%, or $4.5 million, compared to the three months ended March 31, 2018.
Operating Expenses

The following tables summarize our operating expenses, and percentages of net revenue, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		As a Percentage of Net Revenue
	2019	2018	2019	2018
Service location operating expenses	$40,187	$39,299	22.5%	23.3%
General and administrative expenses	11,493	10,669	6.4%	6.3%
Depreciation and amortization expense	5,073	6,486	2.8%	3.8%
Restructuring, acquisition, integration, and other expenses	6,021	1,882	3.4%	1.1%
Total operating expenses	$62,774	$58,336	35.1%	34.6%

	Three Months Ended March 31,		Change
	2019	2018	2019 v. 2018
Service location operating expenses	$40,187	$39,299	$888	2.3%
General and administrative expenses	11,493	10,669	824	7.7%
Depreciation and amortization expense	5,073	6,486	(1,413)	(21.8)%
Restructuring, acquisition, integration, and other expenses	6,021	1,882	4,139	219.9%
Total operating expenses	$62,774	$58,336	$4,438	7.6%

Service Location Operating Expenses. Service location operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Service location operating expenses increased during the three months ended March 31, 2019 due to an increase in revenue cycle management costs, offset by reduced payroll costs.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses during the three months ended March 31, 2019 resulted primarily from increased stock based compensation, software expense and self-insurance costs, offset by a reduction in accounting and legal fees.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. The decrease in depreciation and amortization expense during the three months ended March 31, 2019 is attributable to full depreciation of certain property and equipment and full amortization of certain intangible assets.
Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, merger, and integration activities. The restructuring, acquisition, integration, and other expenses increase during the three months ended March 31, 2019 was primarily due to merger-related costs.
The following table summarizes our other expenses and income and income taxes for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	2019 v. 2018
Interest expense, net	$15,231	$13,395	$1,836	13.7%
Change in fair value of equity linked liabilities	(9,999)	(3,439)	(6,560)	190.8%
Gain on dispositions	(76)	(305)	229	(75.1)%
Total other expenses	$5,156	$9,651	$(4,495)	(46.6)%

Income taxes:
Income tax expense	$(16)	$(48)	$32	(66.7)%

Interest Expense, Net. Interest expense, net consists of interest expense, amortization of deferred financing costs and debt discounts reduced by an immaterial amount of interest income. The increase in interest expense during the three months ended March 31, 2019 is primarily the result of increasing variable interest rates on the First and Second Lien Note Facilities and an increase to the principal balance of the Second Lien Note Facility of $121.9 million as a result of an additional $10.0 million borrowing during June 2018 and paid-in-kind interest being capitalized as principal during 2018 and 2019.

Change in Fair Value of Equity Linked Liabilities. The change in the fair value of equity linked liabilities during the three months ended March 31, 2019 represents the mark to market adjustment associated with the issuance of the 2017 Warrants. The decrease was primarily driven by a decrease in the Company’s stock price.
Income Tax Expense. Income tax expense for the three months ended March 31, 2019 is nominal and includes a $2.9 million increase in deferred tax asset valuation allowances and nominal state tax expense, partially offset by a federal tax benefit of $2.2 million and $0.8 million of permanent items. Income tax expense for the three months ended March 31, 2018 is nominal and includes a federal tax benefit of $2.7 million and nondeductible items of $0.7 million, offset by a $3.4 million adjustment to deferred tax asset valuation allowances and nominal state tax expense.
Non-GAAP Measures
The following table reconciles GAAP loss from continuing operations, net of income taxes to Adjusted EBITDA. Adjusted EBITDA is net loss from continuing operations, net of income taxes, adjusted for interest expense, net, gain on dispositions, income tax expense, depreciation and amortization expense, stock-based compensation expense, and change in fair value of equity linked liabilities. Adjusted EBITDA also excludes restructuring, acquisition, integration, and other expenses, including associated non-

recurring costs such as employee severance costs, certain legal and professional fees, training costs, redundant wage costs, and other costs related to contract terminations and closed branches/offices.

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
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Our calculation of Adjusted EBITDA, as presented, may differ from similarly titled measures reported by other companies. We encourage investors to review these reconciliations and we qualify our use of non-GAAP financial measures with cautionary statements as to their limitations.

	Three Months Ended March 31,
	2019	2018
(in thousands)
Loss from continuing operations	$(10,282)	$(12,987)

Interest expense, net	(15,231)	(13,395)
Gain on dispositions	76	305
Income tax expense	(16)	(48)
Depreciation and amortization expense	(5,073)	(6,486)
Stock-based compensation	(1,095)	(556)
Change in fair value of equity linked liabilities	9,999	3,439
Restructuring, acquisition, integration, and other expenses	(6,021)	(1,882)
Adjusted EBITDA	$7,079	$5,636
Adjusted EBITDA increased during the three months ended March 31, 2019 compared to the same period of the prior year primarily due to the overall impact of the Company’s shift in strategy to focus on growing its core revenue mix and restructuring and integration efforts which optimized operations.
Liquidity and Capital Resources
At March 31, 2019, we had net working capital of $55.5 million, including $5.7 million of cash on hand, compared to $67.4 million of net working capital at December 31, 2018. The $11.9 million decrease was the result of a decrease in cash and cash equivalents of $8.8 million due to a decrease in operating cash flows, primarily driven by an $8.9 million bi-annual bond interest payment during the first quarter. At March 31, 2019, we had outstanding letters of credit totaling $4.3 million, collateralized by restricted cash of $4.3 million.
On March 14, 2019 we entered into a definitive merger agreement with the shareholder of Option Care Enterprises, Inc. (“Option Care”), the nation’s largest independent provider of home and alternate treatment site infusion therapy services. Under the terms of the merger agreement, the Company will issue new shares of its common stock to the Option Care’s shareholder in a non-taxable exchange, which will result in BioScrip shareholders holding approximately 20% of the combined company. The shareholder of Option Care has secured committed financing, the proceeds of which will be used to retire the Company’s First Lien Note Facility, Second Lien Note Facility and 2021 Notes at the close of the transaction.  Following the close of the transaction, the combined company common stock will continue to be listed on the Nasdaq Global Market. The transaction is currently expected to close by the end of 2019.
We regularly evaluate market conditions and financing options to improve our current liquidity profile and enhance our financial flexibility. These options may include opportunities to raise additional funds through the issuance of various forms of equity and/or debt securities or other instruments, or the sale of assets or refinancing all or a portion of our indebtedness.
In May 2019, the First Lien Note Facility was amended to allow for additional borrowings up to $8.0 million under terms materially consistent with the existing agreement. These borrowings are intended to provide us with working capital resources and financial flexibility needed before the close of the anticipated merger with Option Care.

While the contemplated merger is in process of closing, we will continue to execute on our strategic plans, which include growing revenue, improving our EBITDA margins, and accelerating our cash collections. If the merger does not close and/or we are unsuccessful in executing our strategic plans, including the acceleration of cash collections, there would be an adverse effect on our liquidity and results of operations and we will likely require additional or alternative sources of liquidity, including additional borrowings. However, there is no assurance that, if necessary, we would be able to raise enough capital to provide the required liquidity.
As of the filing of this Quarterly Report, and notwithstanding the above, we expect that our cash on hand, cash from operations, and additional borrowing capacity under the First Lien Note Facility will be sufficient to fund our anticipated working capital, scheduled interest repayments and other cash needs for at least the next 12 months. Principal payments on the Notes Facilities commence on September 30, 2019.
Operating Activities
Net cash used in operating activities from continuing operations totaled $6.6 million during the three months ended March 31, 2019 compared to $5.2 million during the three months ended March 31, 2018, an increase of $1.4 million. The change is primarily related to fluctuations in the timing of collections of accounts receivable, inventory purchases and cash disbursements.
Investing Activities
Net cash used in investing activities from continuing operations during the three months ended March 31, 2019 was $1.9 million compared to $2.6 million during the same period in 2018. The decrease in cash used in investing was primarily due to a decrease in equipment purchases and renovations of branch locations.
Financing Activities
Net cash used in financing activities from continuing operations during the three months ended March 31, 2019 was $0.3 million compared to $1.3 million during the same period in 2018, which was driven by lower finance lease payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our exposure to market risk from those reported in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

For a summary of legal proceedings please refer to Note 12 within the financial statements section of this document.

Item 1A.	Risk Factors

In addition to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report, investors should carefully consider the following risk factors, which relate to the pending merger with Option Care. These risks should be read in conjunction with the risk factors set forth in our Annual Report and the other information contained in this report and our other filings with the SEC, which are hereby incorporated by reference.
Risks Relating to the Merger with Option Care

BioScrip stockholders will have a reduced ownership and voting interest in the combined company after the completion of the merger and will exercise less influence over management.
Currently, BioScrip stockholders have the right to vote in the election of the Board of Directors of BioScrip and the power to approve or reject any matters requiring stockholder approval under Delaware law and BioScrip’s certificate of incorporation and BioScrip’s bylaws. Upon completion of the merger with Option Care, referred to as the merger, BioScrip’s current stockholders will have a percentage ownership of BioScrip that is smaller than the BioScrip stockholders’ current percentage ownership of BioScrip. At the effective time of merger, the parent company of Option Care (“Omega Parent”) will receive 542,261,567 shares of BioScrip common stock. As of the date of the merger agreement with Option Care (referred to as the merger agreement) there were 128,160, 291 shares of BioScrip common stock outstanding, which represent approximately 20.5% of the combined company on a fully diluted pro forma basis (based on the BioScrip share price as of signing, and taking into account the share issuance in respect of the certain transactions related to the merger and the vesting of certain restricted stock units and performance restricted stock units as a result of the merger). Even if all former BioScrip stockholders voted together on all matters presented to BioScrip stockholders from time to time, the former BioScrip stockholders would exercise significantly less influence over BioScrip after the completion of the merger relative to their influence over BioScrip prior to the completion of the merger, and thus would have a less significant impact on the election of the Board of Directors of BioScrip and on the approval or rejection of future proposals submitted to a stockholder vote. In addition, directors of BioScrip, as of immediately prior to the effective time of the merger, will represent two of the 10 members of the Board of Directors of BioScrip as of the effective time of the merger. Accordingly, each BioScrip stockholder will have less influence on the management and policies of BioScrip after the closing than such stockholder now has on the management and policies of BioScrip.

The merger may not be completed and the merger agreement may be terminated in accordance with its terms.
The merger subject to a number of conditions that must be satisfied or waived (to the extent permissible), in each case prior to the completion of the merger. These conditions to the completion of the merger, some of which are beyond the control of BioScrip, may not be satisfied or waived in a timely manner or at all, and, accordingly, the merger may be delayed or not completed.
Additionally, either BioScrip or Option Care may terminate the merger agreement under certain circumstances, including, among other reasons, if the merger is not completed by December 13, 2019. Furthermore, if the merger agreement is terminated under certain circumstances specified therein, BioScrip may be required to pay Option Care a termination fee of $15.0 million, including certain circumstances in which the Board of Directors of BioScrip effects a recommendation against the merger or in favor of a third party superior acquisition proposal, or BioScrip terminates the merger agreement in connection with entering into a superior proposal.

The termination of the merger agreement could negatively impact BioScrip.
If the merger not completed for any reason, including as a result of a failure to obtain the BioScrip requisite stockholder’s approval, the ongoing business of BioScrip may be adversely affected and, without realizing any of the benefits of having completed the merger, BioScrip would be subject to a number of risks, including the following:

•	BioScrip may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	BioScrip may experience negative reactions from its suppliers, customers and employees;

•	the possible loss of employees necessary to operate the BioScrip business;

•
having to pay significant costs relating to the merger without receiving the benefits of the merger, including, in certain circumstances, a termination fee of $15.0 million or an expense reimbursement of up to $5.0 million;

•	BioScrip will be required to pay its costs relating to the merger, such as financial advisory, legal and accounting costs and associated fees and expenses, whether or not the merger are completed;

•
if the merger agreement is terminated and the Board of Directors of BioScrip seeks another business combination, BioScrip stockholders cannot be certain that BioScrip will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Option Care has agreed to in the merger agreement;

•
the merger agreement places certain restrictions on the conduct of BioScrip’s business prior to completion of the merger and such restrictions, the waiver of which is subject to the consent of Option Care (not to be unreasonably withheld, conditioned or delayed), which may prevent BioScrip from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by BioScrip management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to BioScrip as an independent company.

Until the completion of the merger or the termination of the merger agreement in accordance with its terms, BioScrip is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to BioScrip and its stockholders.
From and after the date of the merger agreement and prior to completion of the merger, the merger agreement restricts BioScrip from taking specified actions without the consent of the Option Care (not to be unreasonably withheld, conditioned or delayed) and requires that BioScrip use its reasonable best efforts to carry on its business and to cause its subsidiaries to carry on their respective businesses in the ordinary course consistent with past practice. These restrictions may prevent BioScrip from making appropriate changes to its business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the merger, and could have the effect of delaying or preventing other strategic transactions.
Adverse effects arising from the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the merger agreement.

The merger agreement limits BioScrip’s ability to pursue alternatives to the business combination.
The merger agreement contains provisions that may discourage a third party from submitting an acquisition proposal to BioScrip that might result in greater value to BioScrip’s stockholders than the business combination with Option Care.
The merger agreement contains a general prohibition on BioScrip from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Board of Directors of BioScrip, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. Further, subject to limited exceptions, consistent with applicable law, the merger agreement provides that the Board of Directors of BioScrip will not withhold, withdraw, qualify or modify (or publicly propose or resolve to withhold, withdraw, qualify or modify) its recommendation in favor of the merger and the transactions contemplated hereby. Although the Board of Directors of BioScrip is permitted to effect an change in recommendation with respect to the merger after complying with certain procedures set forth in the merger agreement, including in response to a superior proposal or an intervening event, if it determines in good faith (after consultation with outside counsel) that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties, such change in recommendation would entitle Omega to terminate the merger agreement and collect a termination fee from BioScrip in the amount of $15.0 million. BioScrip may also terminate the merger agreement if, prior to the approval of the BioScrip proposals at the special meeting, the Board of Directors of BioScrip determines to enter into a definitive written agreement with respect to a superior proposal, but only if  (x) BioScrip is permitted to terminate the merger agreement and accept such superior proposal, (y) BioScrip has not materially breached or failed to perform any of its covenants or agreements with respect to non-solicitation of alternative proposals under the merger agreement and (z) immediately prior to or substantially concurrently with such termination, BioScrip pays the $15.0 million termination fee to Omega Parent.
These provisions could discourage a potential competing acquirer from considering or proposing an acquisition or merger, even if it were prepared to pay consideration with a higher value than that implied by the merger consideration, or might result in a potential competing acquirer proposing to pay a lower per-share price than it might otherwise have proposed to pay.

BioScrip stockholders will not be entitled to appraisal rights in the merger.
Appraisal rights are statutory rights that, if applicable under law, enable stockholders of a corporation to dissent from an extraordinary transaction, such as a merger, and to demand that such corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to such stockholders in connection with the transaction. Under the Delaware General Corporation Law (as amended, the “DGCL”), stockholders do not have appraisal rights if the shares of stock they hold are either listed on a national securities exchange or held of record by more than 2,000 holders. Notwithstanding the foregoing, appraisal rights are available if stockholders are required by the terms of a merger agreement to accept for their shares anything other than (a) shares of stock of the surviving corporation, (b) shares of stock of another corporation that will either be listed on a national securities exchange or held of record by more than 2,000 holders, (c) cash in lieu of fractional shares or (d) any combination of the foregoing.

Because holders of BioScrip common stock will continue to hold their shares following completion of the merger, holders of BioScrip common stock are not entitled to appraisal rights in the merger.

Shares of BioScrip common stock after the closing will have rights different from the shares of BioScrip common stock prior to the closing.
Upon consummation of the merger, the rights of BioScrip stockholders, will be governed by the third amended and restated certificate of incorporation and bylaws of BioScrip. At the closing of the merger, BioScrip will also enter into the director nomination agreement. The rights associated with BioScrip common stock as of the date hereof and prior to the closing are different from the rights which will be associated with the BioScrip common stock after the closing.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the merger.
The merger is subject to a number of conditions to the closing as specified in the merger agreement. These closing conditions include, the requisite approval of the BioScrip stockholders in favor of the merger and certain of the other transactions contemplated by the merger agreement, the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Act (as amended, the “HSR Act”), the absence of governmental restraints or prohibitions preventing the consummation of the merger and receipt of certain regulatory consents or approvals under laws regulating pharmacies in California and North Carolina. The obligation of each of BioScrip and Option Care to consummate the merger is also conditioned on, among other things, the absence of a material adverse effect on the other party, the truth and correctness of the representations and warranties made by the other party on the date of the merger agreement and on the closing date (subject to certain materiality qualifiers), and the performance by the other party in all material respects of its obligations under the merger agreement. No assurance can be given that the required stockholder, governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that BioScrip and Option Care expect to achieve if the merger is successfully completed within its expected time frame.

BioScrip and Option Care must obtain certain regulatory approvals and clearances to consummate the merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger.
The completion of the merger is subject to the receipt of antitrust clearance in the United States. Under the HSR Act, the merger may not be completed until Notification and Report Forms have been filed with the FTC and the DOJ and the applicable waiting period has expired or been terminated. A transaction requiring notification under the HSR Act may not be completed until the expiration of a 30-calendar-day waiting period following the parties’ filing of their respective HSR notifications or the early termination of that waiting period. BioScrip and Omega each filed an HSR notification with the FTC and the DOJ on March 28, 2019 and the waiting period was terminated early on April 8, 2019.
At any time before or after consummation of the merger, notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, the DOJ or the FTC, or any state, could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the completion of the merger, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. At any time before or after the completion of the merger, and notwithstanding the expiration or termination of the applicable waiting period under the HSR Act, any state could take such action under the antitrust laws as it deems necessary or desirable in the public interest. Such action could include seeking to enjoin the completion of the merger or seeking divestiture of substantial assets of the parties. Private parties may also seek to take legal action under the antitrust laws under certain circumstances.
In addition, Option Care’s and Omega Parent’s obligation to effect the merger are subject to obtaining the consent (or written correspondence that such consent will be issued shortly after the closing) of the California Board of Pharmacy and the North Carolina Board of Pharmacy in respect of the merger for certain pharmacy permits currently held by BioScrip and Option Care. Other state regulatory bodies may also require filings or consents to the merger, however, BioScrip and Option Care do not believe such other actions are material. While BioScrip and Omega expect to obtain such consents, there is no assurance that such consents will be obtained. The failure to obtain the California or North Carolina consent, or any condition or delay arising in connection with obtaining such consents, could result in the conditions to the merger not being satisfied.
Any one of these requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of or reduce the anticipated benefits of the merger. There is no assurance that BioScrip and Option Care will obtain the required clearances or approvals on a timely basis, or at all. Failure to obtain the necessary clearance under the HSR Act could substantially delay or prevent the consummation of the merger, which could negatively impact BioScrip.

BioScrip and Option Care may waive one or more of the conditions to the merger without resoliciting stockholder approval.
BioScrip and Option Care may determine to waive, in whole or in part, one or more of the conditions to its obligations to complete the merger, to the extent permitted by applicable laws. BioScrip will evaluate the materiality of any such waiver and its effect on BioScrip stockholders in light of the facts and circumstances at the time to determine whether any amendment of the proxy statement filed by BioScrip in respect of the merger and resolicitation of proxies is required or warranted. In some cases, if the Board of Directors of BioScrip determines that such a waiver is warranted but that such waiver or its effect on BioScrip stockholders is not sufficiently material to warrant resolicitation of proxies, BioScrip has the discretion to complete the merger without seeking further stockholder approval. Any determination whether to waive any condition to the merger or as to resoliciting stockholder approval or amending the proxy statement filed by BioScrip in respect of the merger as a result of a waiver will be made by BioScrip at the time of such waiver based on the facts and circumstances as they exist at that time.
If BioScrip’s due diligence investigation of Option Care was inadequate or if unexpected risks related to Option Care’s business materialize, it could have a material adverse effect on BioScrip stockholders’ investment.
Even though BioScrip conducted a due diligence investigation of Option Care, BioScrip cannot be sure that its diligence surfaced all material issues that may be present inside Option Care or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Option Care and its business and outside of its control will not arise later. If any such material issues arise, they may materially and adversely impact the ongoing business of the combined company and BioScrip stockholders’ investment.

Because the lack of a public market for Option Care shares makes it difficult to evaluate the fairness of the merger, the stockholders of Option Care may receive consideration in the merger that is more than the fair market value of the Option Care shares.
The outstanding capital stock of Option Care is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Option Care. Because the percentage of BioScrip equity to be issued to Option Care stockholders as consideration for the merger is determined based on an exchange ratio negotiated between the parties that will not be adjusted even if there is a change in the value of BioScrip, it is possible that the value of BioScrip common stock to be received by Option Care stockholders will be more than the fair market value of Option Care.

The directors and executive officers of BioScrip have interests and arrangements that may be different from, or in addition to, those of BioScrip stockholders generally.
Certain of BioScrip’s directors and executive officers have interests in the merger that are different from, or in addition to, the interests of BioScrip’s stockholders generally. These interests include, but are not limited to, continued service of certain members of the Board of Directors of BioScrip on the board of directors of the combined company. In addition, certain executive officers of BioScrip, including Daniel Greenleaf, Stephen Deitsch, and Harriet Booker and certain other executive officers of BioScrip, hold equity awards and options with respect to BioScrip common stock that will become fully vested at the closing and that will become fully vested if the executive officer is terminated without “cause” or resigns for “good reason” within 12 months following the occurrence of the merger. Certain BioScrip executive officers also have employment or severance agreements that provide for severance payments and benefits in the event of a termination of employment by BioScrip without “cause” or resignation for “good reason” within 12 months following the occurrence of a “change in control” of BioScrip.
In addition, Christopher Shackelton, a director on the Board of Directors of BioScrip, is a co-founder and managing partner of Coliseum Capital. Funds and accounts managed by Coliseum Capital beneficially own 100% of the Series C Convertible Preferred Stock of BioScrip and 50.04% of the Series A Convertible Preferred Stock of BioScrip. In connection with the merger agreement, BioScrip entered into the Preferred Stock Repurchase Agreement to purchase 100% of the Series C Convertible Preferred Stock held by funds and accounts managed by Christopher Shackelton and the Board of Directors of BioScrip approved the Series A COD Amendment. The Preferred Stock Repurchase Agreement and the Series A COD Amendment are described in more detail in the Preliminary Proxy Statement filed by BioScrip on April 30, 2019.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
2.1+
Agreement and Plan of Merger, dated as of March 14, 2019, by and among BioScrip, Inc., Beta Sub, Inc., Beta Sub, LLD, HC Group Holdings I LLC, HC Group Holdings II, Inc. and HC Group Holdings III, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

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

10.1
Preferred Stock Repurchase Agreement, dated as of March 14, 2019, by and among BioScrip, Inc. and the parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

10.2
Amended and Restated Warrant Agreement, dated as of March 14, 2019, by and among BioScrip, Inc. and the Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

10.3
Form of Letter Agreement, dated March 14, 2019, by and among BioScrip, Inc. and each of the Holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

10.4
Amendment No.1 to Registration Rights Agreement by and between BioScrip, Inc. and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 15, 2019).

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

+
Certain schedules attached to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2019.

BIOSCRIP INC.

/s/ Stephen Deitsch
Stephen Deitsch
Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)