Form 10-Q
period 2019-06-30
BioScrip, Inc.
filed 2019-07-31
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BIOS	Nasdaq Global Market
Rights to Purchase Series D Junior Participating Preferred Stock	Not applicable	Nasdaq Global Market

On July 29, 2019, there were 129,180,707 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BIOSCRIP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,390	$14,539
Restricted cash	4,322	4,321
Accounts receivable, net	118,081	114,864
Inventory	27,801	26,689
Prepaid expenses and other current assets	13,046	14,292
Total current assets	177,640	174,705
Property and equipment, net of accumulated depreciation of $76,282 and $100,851 as of June 30, 2019 and December 31, 2018, respectively	27,103	28,788
Goodwill	367,198	367,198
Deferred taxes	995	1,032
Intangible assets, net of accumulated amortization of $51,800 and $49,080 as of June 30, 2019 and December 31, 2018, respectively	7,351	10,470
Operating lease right-of-use assets	18,611	—
Other non-current assets	1,679	1,745
Total assets	$600,577	$583,938
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$5,879	$3,179
Current portion of operating lease liabilities	5,335	—
Accounts payable	73,367	67,025
Amounts due to plan sponsors	573	956
Accrued interest	6,659	6,706
Accrued expenses and other current liabilities	24,352	29,450
Total current liabilities	116,165	107,316
Long-term debt, net of current portion	519,384	501,495
Operating lease liabilities, net of current portion	19,231	—
Other non-current liabilities	21,009	25,842
Total liabilities	675,789	634,653
Series A convertible preferred stock, $.0001 par value; 825,000 shares authorized; 21,630 shares issued and outstanding; and $3,452 and $3,264 liquidation preference as of June 30, 2019 and December 31, 2018, respectively	3,442	3,231
Series C convertible preferred stock, $.0001 par value; 625,000 shares authorized; 614,177 shares issued and outstanding; and $100,184 and $94,706 liquidation preference as of June 30, 2019 and December 31, 2018, respectively	95,872	90,058
Stockholders’ deficit
Preferred stock, $.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $.0001 par value; 250,000,000 shares authorized; 129,620,672 shares issued and 128,956,878 shares outstanding at June 30, 2019, and 128,391,456 shares issued and 128,077,651 shares outstanding as of December 31, 2018, respectively	13	13
Treasury stock, 663,794 and 313,805 shares outstanding, at cost, as of June 30, 2019 and December 31, 2018, respectively	(1,722)	(950)
Additional paid-in capital	614,335	618,137
Accumulated deficit	(787,152)	(761,204)
Total stockholders’ deficit	(174,526)	(144,004)
Total liabilities and stockholders’ deficit	$600,577	$583,938
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$191,517	$175,789	$370,473	$344,373
Cost of revenue (excluding depreciation expense)	126,864	115,832	248,156	229,368
Gross profit	64,653	59,957	122,317	115,005

Operating expenses:
Service location operating expenses	38,428	38,861	78,615	78,160
General and administrative expenses	11,796	10,931	23,290	21,600
Depreciation and amortization expense	4,665	6,366	9,738	12,852
Restructuring, acquisition, integration, and other expenses	2,871	2,024	8,892	3,906
Total operating expenses	57,760	58,182	120,535	116,518
Operating income (loss)	6,893	1,775	1,782	(1,513)
Other expense:
Interest expense, net	15,638	13,805	30,869	27,200
Change in fair value of equity linked liabilities	5,216	3,064	(4,784)	(375)
Loss (gain) on dispositions	51	(13)	(25)	(318)
Total other expense	20,905	16,856	26,060	26,507
Loss from continuing operations before income taxes	(14,012)	(15,081)	(24,278)	(28,020)
Income tax expense	(154)	(43)	(170)	(91)
Loss from continuing operations	(14,166)	(15,124)	(24,448)	(28,111)
Loss from discontinued operations, net of income taxes	(1,500)	(15)	(1,500)	(45)
Net loss	(15,666)	(15,139)	(25,948)	(28,156)
Accrued dividends on preferred stock	(3,068)	(2,756)	(6,025)	(5,413)
Loss attributable to common stockholders	$(18,734)	$(17,895)	$(31,973)	$(33,569)

Basic loss per share:
Loss from continuing operations	$(0.13)	$(0.14)	$(0.24)	$(0.26)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Basis loss per share	$(0.14)	$(0.14)	$(0.25)	$(0.26)

Diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.14)	$(0.27)	$(0.26)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Diluted loss per share	$(0.14)	$(0.14)	$(0.28)	$(0.26)

Weighted average number of common shares outstanding:
Basic	128,779	128,038	128,446	127,906
Diluted	128,779	128,038	130,499	130,158

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
 (in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2018	$—	$13	$(950)	$618,137	$(761,204)	$(144,004)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(386)	253	—	(133)
Accrued dividends on preferred stock	—	—	—	(2,957)	—	(2,957)
Stock-based compensation	—	—	—	1,034	—	1,034
Net loss	—	—	—	—	(10,282)	(10,282)
Balance at March 31, 2019	$—	$13	$(1,336)	$616,467	$(771,486)	$(156,342)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(386)	—		(386)
Accrued dividends on preferred stock	—	—	—	(3,068)		(3,068)
Stock-based compensation	—	—	—	936		936
Net loss	—	—	—		(15,666)	(15,666)
Balance at June 30, 2019	$—	$13	$(1,722)	$614,335	$(787,152)	$(174,526)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2017	$—	$13	$(16)	$624,762	$(709,511)	$(84,752)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	(338)	41		(297)
Accrued dividends on preferred stock	—	—		(2,657)		(2,657)
Stock-based compensation	—	—		511		511
Net loss	—	—			(13,017)	(13,017)
Balance at March 31, 2018	$—	$13	$(354)	$622,657	$(722,528)	$(100,212)
Exercise of stock options, vesting of restricted stock and related tax withholdings	—	—	27	94		121
Accrued dividends on preferred stock	—	—		(2,756)		(2,756)
Stock-based compensation	—	—		1,020		1,020
Net loss	—	—			(15,139)	(15,139)
Balance at June 30, 2018		$13	$(327)	$621,015	$(737,667)	$(116,966)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BIOSCRIP, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,948)	$(28,156)
Less: Loss from discontinued operations, net of income taxes	(1,500)	(45)
Loss from continuing operations	(24,448)	(28,111)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	9,738	12,852
Amortization of operating lease right-of-use assets	2,456	—
Amortization of deferred financing costs and debt discount	4,064	4,071
Change in fair value of equity linked liabilities	4,784	(375)
Change in deferred income taxes	36	56
Stock-based compensation	2,160	1,809
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	8,383	—
Gain on dispositions	(25)	(318)
Changes in assets and liabilities
Accounts receivable	(3,217)	(11,397)
Inventory	(1,112)	12,759
Prepaid expenses and other assets	1,401	10,054
Operating lease liabilities	(2,817)	—
Accounts payable	6,342	(16,702)
Amounts due to plan sponsors	(384)	(2,437)
Accrued interest	(46)	23
Accrued expenses and other liabilities	(11,238)	(2,566)
Net cash used in operating activities from continuing operations	(3,923)	(20,282)
Net cash used in operating activities from discontinued operations	—	(45)
Net cash used in operating activities	(3,923)	(20,327)
Cash flows from investing activities:
Purchases of property and equipment, net	(3,246)	(6,946)
Net cash used in investing activities	(3,246)	(6,946)
Cash flows from financing activities:
Borrowings on long-term debt, net of expenses	8,000	10,000
Repayments of finance leases	(460)	(1,185)
Net activity from exercises of employee stock awards	(519)	(179)
Net cash provided by financing activities	7,021	8,636
Net change in cash, cash equivalents and restricted cash	(148)	(18,637)
Cash, cash equivalents and restricted cash - beginning of period	18,860	44,407
Cash, cash equivalents and restricted cash - end of period	$18,712	$25,770
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,544	$23,146
Cash paid during the period for income taxes, net of refunds	$—	$51
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Paid-in-kind interest capitalized as principal on Second Lien Note Facility	$8,383	$—

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
Option Care Enterprises, Inc. Merger Agreement
On March 14, 2019 we entered into a definitive merger agreement with the shareholder of Option Care Enterprises, Inc. (“Option Care”), the nation’s largest independent provider of home and alternate treatment site infusion therapy services. Under the terms of the merger agreement, the Company will issue new shares of its common stock to the Option Care’s shareholder in a non-taxable exchange, which will result in BioScrip shareholders holding approximately 20% of the combined company. The shareholder of Option Care has secured committed financing, the proceeds of which will be used to retire the Company’s First Lien Note Facility, Second Lien Note Facility and 2021 Notes at the close of the transaction.  Following the close of the transaction, the combined company common stock will continue to be listed on the Nasdaq Global Market. The transaction is currently expected to close in the third quarter of 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial	$174,461	$152,251	$324,156	$292,792
Government	15,872	22,397	43,832	48,939
Patient	1,184	1,141	2,485	2,642
Total Net Revenue	$191,517	$175,789	$370,473	$344,373

Net Revenue Concentration
No single payor accounted for more than 10.0% of revenue during the three or six months ended June 30, 2019 or 2018.
Collectability of Accounts Receivable

The following table sets forth the aging of our net accounts receivable, aged based on date of service and categorized based on the three primary payor groups (in thousands):

	June 30, 2019			December 31, 2018
	0 - 180 days	Over 180 days	Total	0 - 180 days	Over 180 days	Total
Government	$15,121	$4,891	$20,012	$17,849	$6,098	$23,947
Commercial	74,369	13,862	88,231	67,288	14,740	82,028
Patient	4,313	5,525	9,838	2,092	6,797	8,889
Accounts receivable, net	$93,803	$24,278	$118,081	$87,229	$27,635	$114,864

NOTE 4 — LEASES

Operating lease costs of $1.8 million, including short-term leases, for the three months ended June 30, 2019 and $3.7 million for the six months ended June 30, 2019 are included in general and administrative expenses in the Condensed Consolidated Statements of Operations. Finance lease costs consisting of depreciation and amortization and interest were nominal during the three and six months ended June 30, 2019.

Lease term and discount rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	5.3
Weighted-average discount rate
Operating leases	10.97%

Supplemental cash flow information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,022
Financing cash flows from finance leases	$460

We did not enter into any significant operating leases or finance leases during the six months ended June 30, 2019.

Maturities of lease liabilities
(in thousands)	Operating leases	Finance leases	Total
2019	$3,932	$538	$4,470
2020	6,963	638	7,601
2021	6,100	—	6,100
2022	4,872	—	4,872
2023	3,592	—	3,592
After 2023	7,088	—	7,088
Total future minimum lease payments	32,547	1,176	$33,723
Less: interest	7,981	44
Present value of lease liabilities	$24,566	$1,132

As of June 30, 2019, we had no significant additional operating or finance leases that had not yet commenced.

Prior to the adoption of ASU 2016-02, Leases, on January 1, 2019, maturities of lease liabilities included certain variable non-lease components, which are excluded from maturities of lease liabilities as of June 30, 2019. As previously disclosed in our 2018 Annual Report on Form 10-K, maturities of lease liabilities are as follows as of December 31, 2018:

Maturities of lease liabilities
(in thousands)	Operating leases	Finance leases	Total
2019	$8,934	$679	$9,613
2020	7,143	311	7,454
2021	6,252	—	6,252
2022	4,797	—	4,797
2023	3,320	—	3,320
After 2023	7,470	—	7,470
Total future minimum lease payments	$37,916	$990	$38,906

NOTE 5 — DEBT
Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
First Lien Note Facility, net of unamortized discount	207,209	198,962
Second Lien Note Facility, net of unamortized discount	120,017	108,931
2021 Notes, net of unamortized discount	198,534	198,125
Finance leases	1,132	990
Less: Deferred financing costs	(1,629)	(2,334)
Total debt	525,263	504,674
Less: Current portion of long-term debt	(5,879)	(3,179)
Long-term debt, net of current portion	$519,384	$501,495
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
In May 2019, the First Lien Note Facility was amended to allow for additional borrowings of up to $8.0 million under terms materially consistent with the existing agreement. The Company drew upon the agreement on May 7, 2019, in an aggregate initial principal amount of $8.0 million, representing the maximum borrowings allowed on this facility.
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
The Second Lien Notes accrue interest, payable monthly in arrears, at a floating rate or rates equal to, at the option of the Company, (i) one-month LIBOR (subject to a 1.25% floor) plus 9.25% per annum in cash, (ii) one-month LIBOR (subject to a 1.25% floor) plus 11.25% per annum, which amount will be capitalized on each interest payment date, or (iii) one-month LIBOR

(subject to a 1.25% floor) plus 10.25% per annum, of which one-half LIBOR plus 4.625% per annum will be payable in cash and one-half LIBOR plus 5.625% per annum will be capitalized on each interest payment date, provided that, in each case, if any permitted refinancing indebtedness with which the 2021 Notes are refinanced requires or permits the payment of cash interest, all of the interest on the Second Lien Notes shall be paid in cash. For the six months ended June 30, 2019, $8.4 million of interest was capitalized to the Second Lien Notes, increasing the principal amount to $126.2 million as of June 30, 2019. The Second Lien Notes mature on August 15, 2020, provided that if the 2021 Notes are refinanced prior to August 15, 2020, then the scheduled maturity date of the Second Lien Notes shall be June 30, 2022.
In connection with the Second Lien Note Facility, the Company also issued warrants (the “2017 Warrants”) to the purchasers of the Second Lien Notes pursuant to a Warrant Purchase Agreement dated as of June 29, 2017 (the “Warrant Purchase Agreement”). The 2017 Warrants entitle the purchasers of the Warrants to purchase shares of Common Stock, representing at the time of any exercise of the 2017 Warrants an equivalent number of shares equal to 4.99% of the Common Stock of the Company on a fully diluted basis, subject to the terms of the Warrant Agreement governing the Warrants, dated as of June 29, 2017 (the “Warrant Agreement”). The 2017 Warrants, considered a derivative and subject to remeasurement at each reporting period, are reflected in other non-current liabilities at a fair value of $20.5 million.
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
The 2021 Notes are guaranteed on a full, joint and several basis by each of the Company’s existing and future domestic restricted subsidiaries that is a borrower under any of the Company’s credit facilities or that guarantees any of the Company’s debt or that of any of its restricted subsidiaries, in each case incurred under the Company’s credit facilities. As of June 30, 2019, the Company does not have any independent assets or operations, and as a result, its direct and indirect subsidiaries (other than minor subsidiaries), each being 100% owned by the Company, are fully and unconditionally, jointly and severally, providing guarantees on a senior unsecured basis to the 2021 Notes.

NOTE 6 — PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Series A Preferred Stock
As of June 30, 2019, the carrying value of Series A Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $0.2 million and $22 thousand, respectively, for the six months ended June 30, 2019 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the six months ended June 30, 2019 related to the Series A Preferred Stock (in thousands):

Series A Preferred Stock carrying value at December 31, 2018	$3,231
Dividends and discount accretion through June 30, 2019 [1]	211
Series A Preferred Stock carrying value at June 30, 2019	$3,442
1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
Series C Preferred Stock
As of June 30, 2019, the carrying value of Series C Preferred Stock included accrued dividends at 11.5% and discount accretion from the date of issuance. Dividends and discount accretion totaled $5.5 million and $0.3 million, respectively, for the six months ended June 30, 2019 and were recorded as a reduction to additional paid-in capital. The following table sets forth the activity recorded during the six months ended June 30, 2019 related to the Series C Preferred Stock (in thousands):

Series C Preferred Stock carrying value at December 31, 2018	$90,058
Dividends and discount accretion through June 30, 2019 [1]	5,814
Series C Preferred Stock carrying value at June 30, 2019	$95,872

1 Dividends recorded reflect the increase in the Liquidation Preference associated with unpaid dividends.
As of June 30, 2019, the Liquidation Preference of the Series A Preferred Stock and Series C Preferred Stock was $3.5 million and $100.2 million, respectively.
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

The 2017 Warrants are reflected as a liability in other non-current liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheets and are adjusted to fair value at the end of each reporting period through an adjustment to earnings. The fair value of the 2017 Warrants was $20.5 million as of June 30, 2019. Fair value increases of $5.2 million and $3.1 million for three months ended June 30, 2019 and 2018, respectively, and fair value decreases of $(4.8) million and $(0.4) million for the six months ended June 30, 2019 and 2018, respectively, are presented as changes in fair value of equity linked liabilities on the accompanying Unaudited Condensed Consolidated Statements of Operations.
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
As of June 30, 2019, there were 13,199,877 shares of Common Stock available for future grant under the 2018 Plan.
Stock Options
The Company recognized compensation expense related to stock options of $0.2 million and $0.3 million during the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.6 million of compensation expense during the six months ended June 30, 2019 and 2018, respectively.
Restricted Stock
The Company recognized $0.8 million and $0.8 million of compensation expense related to restricted stock awards during the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $1.0 million of compensation expense during the six months ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, there were 1,310,802 remaining shares available for issuance under the ESPP. In July 2019, 73,639 shares were issued to participants under this plan for elections made for the second quarter of 2019. During the three months and six months ended June 30, 2019 and 2018, the Company incurred nominal expense related to the ESPP.
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
The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Loss from continuing operations	$(14,166)	$(15,124)	$(24,448)	$(28,111)
Loss from discontinued operations, net of income taxes	(1,500)	(15)	(1,500)	(45)
Net loss	$(15,666)	$(15,139)	$(25,948)	$(28,156)
Accrued dividends on preferred stock	(3,068)	(2,756)	(6,025)	(5,413)
Loss attributable to common stockholders, basic	$(18,734)	$(17,895)	$(31,973)	$(33,569)
Income effect of 2017 Warrants	—	—	(4,784)	(375)
Loss attributable to common stockholders, diluted	$(18,734)	$(17,895)	$(36,757)	$(33,944)

Denominator:
Weighted average number of common shares outstanding, basic	128,779	128,038	128,446	127,906
Dilutive effect of 2017 Warrants	—	—	2,053	2,252
Weighted average number of common shares outstanding, diluted	128,779	128,038	130,499	130,158

Basic loss per share:
Loss from continuing operations	$(0.13)	$(0.14)	$(0.24)	$(0.26)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Basis loss per share	$(0.14)	$(0.14)	$(0.25)	$(0.26)

Diluted loss per share:
Loss from continuing operations	$(0.13)	$(0.14)	$(0.27)	$(0.26)
Loss from discontinued operations	(0.01)	—	(0.01)	—
Diluted loss per share	$(0.14)	$(0.14)	$(0.28)	$(0.26)
The loss attributable to common stockholders is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three months ended June 30, 2019 and 2018 excludes the effect of shares that would be issued in connection with the March 2015 PIPE transaction and related rights offering, stock options, restricted stock awards and 2017 Warrants, as their inclusion would be anti-dilutive to loss attributable to common stockholders. The computation of diluted shares for the six months ended June 30, 2019 and 2018 excludes the effect of shares that would be issued in connection with the March 2015 PIPE transaction and related rights offering, stock options, and restricted stock awards, as their inclusion would be anti-dilutive to loss attributable to common stockholders.

NOTE 9 — INCOME TAXES
The federal and state income tax expense from continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current
Federal	$—	$—	$—	$—
State	123	18	134	35
Total current	123	18	134	35
Deferred
Federal	—	—	—	—
State	31	25	36	56
Total deferred	31	25	36	56
Total income tax expense	$154	$43	$170	$91
A reconciliation of the federal statutory rate to the effective income tax rate from continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tax benefit at statutory rate	$(2,942)	$(3,155)	$(5,098)	$(5,884)
State tax expense, net of federal taxes	154	43	170	91
Change in valuation allowance	1,941	2,484	4,890	5,903
Other	1,001	671	208	(19)
Income tax expense	$154	$43	$170	$91
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 or U.S. Federal Tax Reform (the “Reform”). The enactment included broad tax changes that are applicable to BioScrip, Inc. Most notably, the Reform decreased the U.S. corporate income tax rate from a high of 35% to a flat 21% rate effective January 1, 2018. As a result, the Company has revalued its ending net deferred tax assets as of December 31, 2017. At June 30, 2019, the Company had Federal net operating loss carry forwards of approximately $441.7 million, of which $12.2 million is subject to an annual limitation, which will begin expiring in 2026 and later. The Company also has a carryforward of approximately $75.8 million related to the interest expense limitation, which is not subject to an expiration period. The Company has post-apportioned state net operating loss carry forwards of approximately $495.8 million, the majority of which will begin expiring in 2019 and later.

NOTE 10 — FAIR VALUE MEASUREMENTS

The estimated fair values of the Company’s financial instruments either recorded or disclosed on a recurring basis as of June 30, 2019 are as follows (in thousands):

Financial Instrument	Carrying Value as of June 30, 2019	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Note Facility(1)	$207,209	$—	$—	$215,536
Second Lien Note Facility (1)	120,017	—	—	132,092
2021 Notes (2)	198,534	—	200,083	—
Total debt instruments	$525,760	$—	$200,083	$347,628

2017 Warrants (3)	$20,547	$—	$20,547	$—

(1)	The estimated fair values of the First and Second Lien Notes were based on cash flow models discounted at market interest rates that considered the underlying risks of the note.

(2)	The estimated fair value of the 2021 Notes incorporated recent trading activity in public markets.

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

Restructuring, acquisition, integration, and other expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring expense	$1,713	$1,956	$3,399	$3,835
Acquisition and integration expense	—	68	—	71
Merger expenses	1,158	—	5,493	—
Total restructuring, acquisition, integration, and other expenses	$2,871	$2,024	$8,892	$3,906
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

On December 18, 2017, a commercial payor of the Company sent a letter that claimed an alleged breach of the Company’s obligation under its provider contracts. While legal proceedings have not been filed, the Company and the payor have agreed in principal to a non-binding settlement of $1.5 million, payable contingent on the close of our merger with Option Care. The amount of this settlement agreement is recorded on the Company’s unaudited condensed consolidated statements of operations under “Loss from discontinued operations, net of income taxes,” as the alleged breach was related to a business line that no longer exists.
On June 7, 2019, a putative class action lawsuit, captioned Erik Schmidt v. R. Carter Pate, et al., was filed in connection with the Option Care mergers in the Court of Chancery of the State of Delaware. The complaint names R. Carter Pate, Daniel E. Greenleaf, David Golding, Michael Goldstein, Christopher Shackelton, Michael G. Bronfein and Steven Neuman (collectively, the “BioScrip Board”), as defendants. The complaint alleges generally that the defendants breached their fiduciary duties by failing to disclose all material information relating to the Option Care mergers. The complaint seeks a judgment finding defendants liable as well as costs and disbursements, including attorneys’, accountants’ and experts’ fees. On July 9, 2019, the plaintiff filed a motion for expedited proceedings and for a preliminary injunction, and on July 15, 2019, the Court of Chancery of the State of Delaware granted the plaintiff’s motion for expedited proceedings and thereafter scheduled a hearing on plaintiff’s motion for preliminary injunction for July 26, 2019. BioScrip caused certain supplemental disclosures regarding the proposed mergers to be filed in a Current Report on Form 8-K on July 24, 2019. Later that same day, the plaintiff withdrew his motion for a preliminary injunction.

On June 14, 2019, a putative class action lawsuit, captioned Earl M. Wheby, Jr. v. BioScrip, Inc., et al., was filed in connection with the Option Care mergers in the United States District Court for the District of Delaware. The complaint names BioScrip and the members of the BioScrip Board, as defendants. The complaint alleges generally that the defendants caused BioScrip to file a preliminary proxy statement relating to the Option Care mergers that omits material information required to have been disclosed, in violation of Sections 14(a) and 20(a) of the Exchange Act. The complaint seeks, among other things, a preliminary injunction prohibiting defendants from proceeding with, consummating, or closing the Option Care merger or, in the event that the Option Care merger is consummated, rescission or rescissory damages as well as costs incurred in bringing the action (including plaintiff’s attorneys’ and experts’ fees).

On June 27, 2019, a putative class action lawsuit, captioned Lila Brennan v. BioScrip, Inc. et al., was filed in connection with the Option Care merger in the United States District Court for the District of Colorado. The complaint names BioScrip and the members of the BioScrip Board as defendants. The complaint alleges generally that the defendants caused BioScrip to file a definitive proxy statement relating to the merger that omits material information required to have been disclosed in violation of Sections 14(a) and 20(a) of the Exchange Act. The complaint seeks, among other things, a preliminary injunction prohibiting defendants from proceeding with, consummating, or closing the transaction, damages, and costs incurred in bringing the action (including plaintiff’s attorneys’ and experts’ fees).

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

Regulatory Matters Update
Approximately 17.5% and 19.3% of revenue for the three months ended June 30, 2019 and 2018, respectively, was derived directly from the Medicare program, state Medicaid programs and other government payors. We also provide services to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs through managed care entities. Medicare Part D, for example, is administered through managed care entities. In the normal course of business, we and our customers are subject to legislative and regulatory changes impacting the level of reimbursement received from the Medicare and state Medicaid programs.
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
Each individual state Medicaid program represents less than 5% of our consolidated revenue for the three months and six months ended June 30, 2019, and no individual state Medicaid reimbursement reduction is expected to have a material effect on our Consolidated Financial Statements. We are continually assessing the impact of the state Medicaid reimbursement cuts as states propose, finalize and implement various cost-saving measures. These measures may include strategies to reduce coverage, restrict enrollment, or enroll more beneficiaries in managed care programs.
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
Approximately 9.9% and 8.0% of revenue for the three months ended June 30, 2019 and 2018, respectively, was derived from Medicare.
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

Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations - Three and Six Months Ended June 30, 2019 compared to June 30, 2018
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements included in Item 1.
Net Revenue

The following table summarizes our net revenue, gross profit and gross margin for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Net revenue	$191,517	$175,789	$15,728	8.9%
Gross profit, excluding depreciation expense	$64,653	$59,957	$4,696	7.8%
Gross margin	33.8%	34.1%

Net Revenue. Net revenue for the three months ended June 30, 2019 increased primarily due to an increase in patients served and higher reimbursement rates for certain therapies.
Gross Profit and Gross Margin. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit was primarily driven by an increase in net revenue of $15.7 million and supply chain cost improvement initiatives. Gross profit as a percentage of revenue decreased for the three months ended June 30, 2019 primarily due to the impact of lower estimated realization percentages on revenue billings and a higher mix of lower margin chronic therapies during the period.
Operating Expenses

The following tables summarize our operating expenses, and percentages of net revenue, for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		As a Percentage of Net Revenue
	2019	2018	2019	2018
Service location operating expenses	$38,428	$38,861	20.1%	22.1%
General and administrative expenses	11,796	10,931	6.2%	6.2%
Depreciation and amortization expense	4,665	6,366	2.4%	3.6%
Restructuring, acquisition, integration, and other expenses	2,871	2,024	1.5%	1.2%
Total operating expenses	$57,760	$58,182	30.2%	33.1%

	Three Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Service location operating expenses	$38,428	$38,861	$(433)	(1.1)%
General and administrative expenses	11,796	10,931	865	7.9%
Depreciation and amortization expense	4,665	6,366	(1,701)	(26.7)%
Restructuring, acquisition, integration, and other expenses	2,871	2,024	847	41.8%
Total operating expenses	$57,760	$58,182	$(422)	(0.7)%

Service Location Operating Expenses. Service location operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Service location operating expenses decreased during the three months ended June 30, 2019 due to a decrease in payroll, travel, and facility expenses, offset partially by an increase in revenue cycle management costs.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel, and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses during the three months ended June 30, 2019 resulted primarily from increased self-insurance costs, offset by a reduction in stock-compensation expense, accounting fees, and legal fees.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. The decrease in depreciation and amortization expense during the three months ended June 30, 2019 is attributable to full depreciation of certain property and equipment and full amortization of certain intangible assets.
Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, merger, and integration activities. The restructuring, acquisition, integration, and other expenses increase during the three months ended June 30, 2019 was primarily due to merger-related costs.
The following table summarizes our other expenses and income and income taxes for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Interest expense, net	$15,638	$13,805	$1,833	13.3%
Change in fair value of equity linked liabilities	5,216	3,064	2,152	70.2%
Loss (gain) on dispositions	51	(13)	64	(492.3)%
Total other expense	$20,905	$16,856	$4,049	24.0%

Income taxes:
Income tax expense	$(154)	$(43)	$(111)	258.1%

Loss from discontinued operations:
Loss from discontinued operations, net of income taxes	$(1,500)	$(15)	$(1,485)	9,900.0%

Interest Expense, Net. Interest expense, net consists of interest expense, amortization of deferred financing costs and debt discounts reduced by an immaterial amount of interest income. The increase in interest expense during the three months ended June 30, 2019 is primarily the result of increasing variable interest rates on the First and Second Lien Note Facilities and an increase to the principal balance of the Second Lien Note Facility to $126.2 million as a result of an additional $10.0 million borrowing during June 2018 and paid-in-kind interest being capitalized as principal during 2018 and 2019.

Change in Fair Value of Equity Linked Liabilities. The change in the fair value of equity linked liabilities during the three months ended June 30, 2019 represents the mark to market adjustment associated with the issuance of the 2017 Warrants. The increase was primarily driven by an increase in the Company’s stock price.
Income Tax Expense. Income tax expense for the three months ended June 30, 2019 is $0.2 million and includes a $1.9 million increase in deferred tax asset valuation allowances and nominal state tax expense, partially offset by a federal tax benefit of $2.9 million and $1.0 million of permanent items. Income tax expense for the three months ended June 30, 2018 is nominal and includes a federal tax benefit of $(3.2) million and permanent items of $0.7 million, offset by a $2.5 million adjustment to deferred tax asset valuation allowances and nominal state tax expense.
Loss from discontinued operations, net of income taxes: Loss from discontinued operations, net of income taxes for both the three and six months ended June 30, 2019 includes a $1.5 million provision for a non-binding settlement with a commercial payor related to a business line that no longer exists. This settlement is contingent on the close of our merger with Option Care. For more information on this provision, please refer to Footnote 12 of our Unaudited Condensed Consolidated Financial Statements.

Net Revenue

The following table summarizes our net revenue, gross profit and gross margin for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Net revenue	$370,473	$344,373	$26,100	7.6%
Gross profit, excluding depreciation expense	$122,317	$115,005	$7,312	6.4%
Gross margin	33.0%	33.4%
Net Revenue. Net revenue for the six months ended June 30, 2019 increased $26.1 million due to an increase in patients served and higher reimbursement rates for certain therapies.
Gross Profit. Gross profit consists of revenue less cost of revenue (excluding depreciation expense). The cost of revenue (excluding depreciation expense) primarily includes the costs of prescription medications, supplies, nursing services, shipping and other direct and indirect costs. The increase in gross profit was primarily driven by an increase in net revenue of $26.1 million and supply chain cost improvement initiatives. Gross profit as a percentage of revenue declined slightly for the six months ended June 30, 2019 due to the impact of lower estimated realization percentages on revenue billings.
Operating Expenses

The following tables summarize our operating expenses, and percentages of net revenue, for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		As a Percentage of Net Revenue
	2019	2018	2019	2018
Service location operating expenses	$78,615	$78,160	21.2%	22.7%
General and administrative expenses	23,290	21,600	6.3%	6.3%
Depreciation and amortization expense	9,738	12,852	2.6%	3.7%
Restructuring, acquisition, integration, and other expenses	8,892	3,906	2.4%	1.1%
Total operating expenses	$120,535	$116,518	32.5%	33.8%

	Six Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Service location operating expenses	$78,615	$78,160	$455	0.6%
General and administrative expenses	23,290	21,600	1,690	7.8%
Depreciation and amortization expense	9,738	12,852	(3,114)	(24.2)%
Restructuring, acquisition, integration, and other expenses	8,892	3,906	4,986	127.6%
Total operating expenses	$120,535	$116,518	$4,017	3.4%
Service Location Operating Expenses. Service location operating expenses consist primarily of wages and benefits, travel expenses, professional service and field office expenses for our healthcare professionals engaged in providing infusion services to our patients. Service location operating expenses for the six months ended June 30, 2019 increased due to decreased wage, benefit, and other employee costs as a result of integration, restructuring, and other workforce optimization efforts, offset by an increase in revenue cycle management costs.

General and Administrative Expenses. General and administrative expenses consist of wages and benefits for corporate overhead personnel and certain corporate level professional service fees, including legal, accounting, and IT fees. The increase in general and administrative expenses resulted primarily from increased self-insurance costs, offset by decreased professional service fees including legal and accounting.
Depreciation and Amortization Expense. Depreciation and amortization expense includes the depreciation of property and equipment and the amortization of intangible assets such as customer relationships, trademarks, and non-compete agreements with estimable lives. The decrease in depreciation and amortization expense for six months ended June 30, 2019 is attributable to full depreciation of certain property and equipment and full amortization of certain intangible assets.
Restructuring, Acquisition, Integration, and Other Expenses. Restructuring, acquisition, integration, and other expenses consist primarily of employee severance and other benefit-related costs, third-party consulting costs, redundant facility and personnel-related costs and certain other costs associated with our restructuring, acquisition, and integration activities. Restructuring, acquisition, integration, and other expenses increased during the six months ended June 30, 2019 primarily due to merger-related costs.
The following table summarizes our other expenses and income and income taxes for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		Change
	2019	2018	2019 v. 2018
Interest expense, net	$30,869	$27,200	$3,669	13.5%
Change in fair value of equity linked liabilities	(4,784)	(375)	(4,409)	1,175.7%
Loss (gain) on dispositions	(25)	(318)	293	(92.1)%
Total other expense	$26,060	$26,507	$(447)	(1.7)%

Income taxes:
Income tax expense	$(170)	$(91)	$(79)	86.8%

Loss from discontinued operations:
Loss from discontinued operations, net of income taxes	$(1,500)	$(45)	$(1,455)	3,233.3%
Interest Expense, Net. Interest expense, net consists of interest expense, amortization of deferred financing costs and debt discounts, reduced by an immaterial amount of interest income. During the six months ended June 30, 2019 and 2018, we recorded interest expense of $30.9 million and $27.2 million, respectively, including $6.1 million and $4.7 million of amortization of deferred financing costs and debt discounts, respectively. The increase in interest expense during the six months ended June 30, 2019 as compared to the same period in 2018 is primarily the result of the changes in debt structure (see Note 5 - Debt), and increasing variable interest rates on the First and Second Lien Note Facilities.
Change in Fair Value of Equity Linked Liabilities. The decrease in the change in fair value of equity linked liabilities during the six months ended June 30, 2019, represents the mark-to-market adjustment to the estimated fair value of the 2017 Warrants. The decrease in value was primarily driven by a decrease in the Company’s stock price.
Income Tax Expense. Income tax expense for the six months ended June 30, 2019 of $0.2 million includes a $4.9 million increase in deferred tax asset valuation allowances and $0.2 million of state tax expense, offset by a federal tax benefit of $5.1 million and permanent items of $0.2 million. Income tax expense for the six months ended June 30, 2018 of $0.1 million includes a $5.9 million increase in deferred tax asset valuation allowances, $0.1 million of state tax expense, and nominal permanent items, offset by a federal tax benefit of $5.9 million.
Loss from discontinued operations, net of income taxes. Loss from discontinued operations, net of income taxes for both the three and six months ended June 30, 2019 includes a $1.5 million provision for a non-binding settlement with a commercial payor related to a business line that no longer exists. This settlement is contingent on the close of our merger with Option Care. For more information on this provision, please refer to Footnote 12 of our Unaudited Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands)
Loss from continuing operations	$(14,166)	$(15,124)	$(24,448)	$(28,111)

Interest expense, net	(15,638)	(13,805)	(30,869)	(27,200)
Loss (gain) on dispositions	(51)	13	25	318
Income tax expense	(154)	(43)	(170)	(91)
Depreciation and amortization expense	(4,665)	(6,366)	(9,738)	(12,852)
Stock-based compensation	(1,065)	(1,253)	(2,160)	(1,808)
Change in fair value of equity linked liabilities	(5,216)	(3,064)	4,784	375
Restructuring, acquisition, integration, and other expenses	(2,871)	(2,024)	(8,892)	(3,906)
Adjusted EBITDA	$15,494	$11,418	$22,572	$17,053
Adjusted EBITDA increased during the three months and six months ended June 30, 2019 compared to the same period of the prior year primarily due to the overall impact of the Company’s shift in strategy to focus on growing its core revenue mix and restructuring and integration efforts which optimized operations.
Liquidity and Capital Resources
At June 30, 2019, we had net working capital of $61.5 million, including $14.4 million of cash on hand, compared to $67.4 million of net working capital at December 31, 2018. The $5.9 million decrease was the result of an increase in the current portion of long-term debt as principal payments on the First Lien Note Facility begin September 30, 2019, a net increase in other accounts payable and accrued expenses, and a decrease in prepaid expenses. At June 30, 2019, we had outstanding letters of credit totaling $4.3 million, collateralized by restricted cash of $4.3 million.
On March 14, 2019 we entered into a definitive merger agreement with the shareholder of Option Care Enterprises, Inc. (“Option Care”), the nation’s largest independent provider of home and alternate treatment site infusion therapy services. Under the terms of the merger agreement, the Company will issue new shares of its common stock to the Option Care’s shareholder in a non-taxable exchange, which will result in BioScrip shareholders holding approximately 20% of the combined company. The shareholder of Option Care has secured committed financing, the proceeds of which will be used to retire the Company’s First Lien Note Facility, Second Lien Note Facility and 2021 Notes at the close of the transaction.  Following the close of the transaction, the combined company common stock will continue to be listed on the Nasdaq Global Market. The transaction is currently expected to close during the third quarter of 2019.
We regularly evaluate market conditions and financing options to improve our current liquidity profile and enhance our financial flexibility. These options may include opportunities to raise additional funds through the issuance of various forms of equity and/or debt securities or other instruments, or the sale of assets or refinancing all or a portion of our indebtedness.

In May 2019, the First Lien Note Facility was amended to allow for additional borrowings up to $8.0 million under terms materially consistent with the existing agreement. During the second quarter, the company drew the full $8.0 million and no additional borrowings are available. These borrowings are intended to provide us with working capital resources and financial flexibility needed before the close of the anticipated merger with Option Care.
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
Operating Activities
Net cash used in operating activities from continuing operations totaled $3.9 million during the six months ended June 30, 2019 compared to $20.3 million during the six months ended June 30, 2018, a decrease of $16.4 million. The change is primarily related to fluctuations in the timing of collections of accounts receivable, inventory purchases and cash disbursements.
Investing Activities
Net cash used in investing activities from continuing operations during the six months ended June 30, 2019 was $3.2 million compared to $6.9 million during the same period in 2018. The decrease in cash used in investing was primarily due to a decrease in equipment purchases and renovations of branch locations.
Financing Activities
Net cash provided by financing activities from continuing operations during the six months ended June 30, 2019 was $7.0 million compared to $8.6 million during the same period in 2018, which was driven by a decrease in borrowings of long-term debt during the six months ended June 30, 2019 offset by lower finance lease payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our exposure to market risk from those reported in our Annual Report.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The merger agreement contains a general prohibition on BioScrip from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Board of Directors of BioScrip, entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. Further, subject to limited exceptions, consistent with applicable law, the merger agreement provides that the Board of Directors of BioScrip will not withhold, withdraw, qualify or modify (or publicly propose or resolve to withhold, withdraw, qualify or modify) its recommendation in favor of the merger and the transactions contemplated hereby. Although the Board of Directors of BioScrip is permitted to effect a change in recommendation with respect to the merger after complying with certain procedures set forth in the merger agreement, including in response to a superior proposal or an intervening event, if it determines in good faith (after consultation with outside counsel) that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties, such change in recommendation would entitle Omega to terminate the merger agreement and collect a termination fee from BioScrip in the amount of $15.0 million. BioScrip may also terminate the merger agreement if, prior to the approval of the BioScrip proposals at the special meeting, the Board of Directors of BioScrip determines to enter into a definitive written agreement with respect to a superior proposal, but only if  (x) BioScrip is permitted to terminate the merger agreement and accept such superior proposal, (y) BioScrip has not materially breached or failed to perform any of its covenants or agreements with respect to non-solicitation of alternative proposals under the merger agreement and (z) immediately prior to or substantially concurrently with such termination, BioScrip pays the $15.0 million termination fee to Omega Parent.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2019.

BIOSCRIP INC.

/s/ Stephen Deitsch
Stephen Deitsch
Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)