Form 10-Q
period 2019-09-30
Option Care Health, Inc.
filed 2019-11-06
CIK 1014739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-11993
OPTION CARE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	05-0489664
(State of incorporation)	(I.R.S. Employer Identification No.)
3000 Lakeside Dr. Suite 300N, Bannockburn, IL	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
312-940-2443

BioScrip, Inc.
1600 Broadway, Suite 700, Denver, Colorado 80202
(Former name or former address, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	BIOS	Nasdaq Capital Market

On November 4, 2019, there were 705,849,364 shares of the registrant’s Common Stock outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

OPTION CARE HEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

	(unaudited)
	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,789	$36,391
Accounts receivable, net	336,303	310,169
Inventories	109,235	83,340
Prepaid expenses and other current assets	46,919	37,525
Total current assets	545,246	467,425

NONCURRENT ASSETS:
Property and equipment, net	131,982	93,142
Operating lease right-of-use asset	68,042	—
Intangible assets, net	395,078	219,713
Goodwill	1,419,373	632,469
Other noncurrent assets	22,204	15,462
Total noncurrent assets	2,036,679	960,786
TOTAL ASSETS	$2,581,925	$1,428,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$213,149	$187,886
Accrued compensation and employee benefits	48,406	24,895
Accrued expenses and other current liabilities	29,635	23,066
Current portion of operating lease liability	21,540	—
Long-term debt - current portion	6,938	4,150
Total current liabilities	319,668	239,997

NONCURRENT LIABILITIES:
Long-term debt, net of discount, deferred financing costs and current portion	1,259,460	535,225
Operating lease liability, net of current portion	62,424	—
Deferred income taxes	1,498	33,481
Other noncurrent liabilities	17,193	16,683
Total noncurrent liabilities	1,340,575	585,389
Total liabilities	1,660,243	825,386
COMMITMENTS AND CONTINGENCIES (See Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 50,000,000 shares authorized, no shares outstanding as of September 30, 2019. No preferred stock authorized or outstanding as of December 31, 2018.	—	—
Common stock; $0.0001 par value: 1,000,000,000 shares authorized, 706,943,750 shares issued and 705,207,530 shares outstanding as of September 30, 2019; 570,454,995 shares issued and outstanding as of December 31, 2018.	71	57
Treasury stock; 1,736,220 shares outstanding, at cost, as of September 30, 2019; no shares outstanding as of December 31, 2018	(2,399)	—
Paid-in capital	1,008,037	619,578
Management notes receivable	—	(1,619)
Accumulated deficit	(76,144)	(16,035)
Accumulated other comprehensive (loss) income	(7,883)	844
Total stockholders’ equity	921,682	602,825
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,581,925	$1,428,211

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET REVENUE	$615,880	$493,928	$1,589,638	$1,434,061
COST OF REVENUE	478,107	385,683	1,252,281	1,122,846
GROSS PROFIT	137,773	108,245	337,357	311,215

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	133,475	85,929	315,815	258,314
Depreciation and amortization expense	16,023	9,557	36,142	28,180
Total operating expenses	149,498	95,486	351,957	286,494
OPERATING (LOSS) INCOME	(11,725)	12,759	(14,600)	24,721

OTHER INCOME (EXPENSE):
Interest expense, net	(21,509)	(11,025)	(44,117)	(34,313)
Equity in earnings of joint ventures	826	301	2,018	656
Other, net	(6,810)	139	(6,679)	(2,170)
Total other expense	(27,493)	(10,585)	(48,778)	(35,827)

(LOSS) INCOME BEFORE INCOME TAXES	(39,218)	2,174	(63,378)	(11,106)
INCOME TAX EXPENSE (BENEFIT)	3,576	383	(3,269)	(1,737)

NET (LOSS) INCOME	$(42,794)	$1,791	$(60,109)	$(9,369)

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (losses) gains on cash flow hedges, net of income taxes of $32, ($34), $259 and ($530), respectively	(8,249)	187	(8,727)	1,635
OTHER COMPREHENSIVE (LOSS) INCOME	(8,249)	187	(8,727)	1,635
NET COMPREHENSIVE (LOSS) INCOME	$(51,043)	$1,978	$(68,836)	$(7,734)

(LOSS) EARNINGS PER COMMON SHARE
Net (loss) income per share, basic and diluted	$(0.07)	$0.00	$(0.10)	$(0.02)

Weighted average common shares outstanding, basic and diluted	651,576	570,455	597,792	570,455

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,109)	$(9,369)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization expense	38,997	30,447
Non-cash operating lease costs	15,246	—
Deferred income taxes - net	(5,252)	(2,091)
Loss on extinguishment of debt	5,469	72
Amortization of deferred financing costs	3,057	2,286
Equity in earnings of joint ventures	(2,018)	(656)
Stock-based incentive compensation expense	3,898	1,671
Other adjustments	1,046	640
Changes in operating assets and liabilities:
Accounts receivable, net	71,029	(32,483)
Inventories	(6,212)	4,010
Prepaid expenses and other current assets	1,447	(593)
Accounts payable	(36,157)	8,683
Accrued compensation and employee benefits	5,312	615
Accrued expenses and other current liabilities	(3,846)	9,309
Operating lease liabilities	(11,922)	—
Other noncurrent assets and liabilities	(3,415)	(343)
Net cash provided by operating activities	16,570	12,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(13,150)	(20,716)
Other investing cash flows	636	—
Business acquisitions, net of cash acquired	(700,170)	(9,917)
Net cash used in investing activities	(712,684)	(30,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions to related parties	(2,000)	—
Sale of management notes receivable	1,310	—
Exercise of stock options, vesting of restricted stock, and related tax withholdings	(2,497)	—
Proceeds from debt	981,050	1,000
Repayments of debt principal	(2,075)	(4,112)
Retirement of debt obligations	(226,738)	—
Deferred financing costs	(36,538)	—
Net cash provided by (used in) financing activities	712,512	(3,112)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,398	(21,547)
Cash and cash equivalents - beginning of the period	36,391	53,116
CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,789	$31,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,531	$32,110
Cash paid for income taxes	$1,617	$1,246
Cash paid for operating leases	$15,248

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Preferred Stock	Common Stock	Treasury Stock	Paid-in Capital	Management Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance - December 31, 2017	$—	$57	$—	$617,014	$(1,116)	$(9,920)	$70	$606,105
Stockholders' contribution	—	—	—	425	(425)	—	—	—
Interest on management notes receivable	—	—	—	—	(17)	—	—	(17)
Stock-based incentive compensation	—	—	—	438	—	—	—	438
Net loss	—	—	—	—	—	(6,851)	—	(6,851)
Other comprehensive income	—	—	—	—	—	—	1,030	1,030
Balance - March 31, 2018	$—	$57	$—	$617,877	$(1,558)	$(16,771)	$1,100	$600,705
Interest on management notes receivable	—	—	—	—	(20)	—	—	(20)
Stock-based incentive compensation	—	—	—	668	—	—	—	668
Net loss	—	—	—	—	—	(4,309)	—	(4,309)
Other comprehensive income	—	—	—	—	—	—	418	418
Balance - June 30, 2018	$—	$57	$—	$618,545	$(1,578)	$(21,080)	$1,518	$597,462
Interest on management notes receivable	—	—	—	—	(20)	—	—	(20)
Stock-based incentive compensation	—	—	—	565	—	—	—	565
Net income	—	—	—	—	—	1,791	—	1,791
Other comprehensive income	—	—	—	—	—	—	187	187
Balance - September 30, 2018	$—	$57	$—	$619,110	$(1,598)	$(19,289)	$1,705	$599,985

Balance - December 31, 2018	$—	$57	$—	$619,578	$(1,619)	$(16,035)	$844	$602,825
Interest on management notes receivable	—	—	—	—	(21)	—	—	(21)
Stockholders' redemption	—	—	—	(2,000)	—	—	—	(2,000)
Stock-based incentive compensation	—	—	—	584	—	—	—	584
Net loss	—	—	—	—	—	(3,712)	—	(3,712)
Other comprehensive loss	—	—	—	—	—	—	(505)	(505)
Balance - March 31, 2019	$—	$57	$—	$618,162	$(1,640)	$(19,747)	$339	$597,171
Interest on management notes receivable	—	—	—	—	(18)	—	—	(18)
Stockholders' redemption	—	—	—	(371)	371	—	—	—
Stock-based incentive compensation	—	—	—	569	—	—	—	569
Net loss	—	—	—	—	—	(13,603)	—	(13,603)
Other comprehensive income	—	—	—	—	—	—	27	27
Balance - June 30, 2019	$—	$57	$—	$618,360	$(1,287)	$(33,350)	$366	$584,146
Interest on management notes receivable	—	—	—	—	(23)	—	—	(23)
Repayment of management notes receivable	—	—	—	—	1,310	—	—	1,310
Purchase of BioScrip, Inc.	—	14	—	387,030	—	—	—	387,044
Stock-based incentive compensation	—	—	—	2,745	—	—	—	2,745
Exercise of stock options, vesting of restricted stock, and related tax withholdings	—	—	(2,399)	(98)	—	—	—	(2,497)
Net loss	—	—	—	—	—	(42,794)	—	(42,794)
Other comprehensive loss	—	—	—	—	—	—	(8,249)	(8,249)
Balance - September 30, 2019	$—	$71	$(2,399)	$1,008,037	$—	$(76,144)	$(7,883)	$921,682
The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

OPTION CARE HEALTH, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS AND PRESENTATION OF FINANCIAL STATEMENTS
Corporate Organization and Business — HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”), a national provider of infusion and home care management solutions, along with certain other subsidiaries of BioScrip and HC II. The merger contemplated by the Merger Agreement (the “Merger”) was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer.
Under the terms of the Merger Agreement, shares of HC II common stock issued and outstanding immediately prior to the Merger Date were converted into 542,261,567 shares of BioScrip common stock, par value $0.0001 (the “BioScrip common stock”). BioScrip also issued an additional 28,193,428 shares to HC I in respect of certain outstanding unvested contingent restricted stock units of BioScrip, which are held in escrow to prevent dilution related to potential additional vesting on certain share-based instruments. See Note 16, Stockholders’ Equity, for additional discussion of these shares held in escrow. In conjunction with the Merger, holders of BioScrip preferred shares and certain warrants received 3,458,412 additional shares of BioScrip common stock and preferred shares were repurchased for $125.8 million of cash. In addition, all legacy BioScrip debt was settled for $575.0 million. As a result of the Merger, BioScrip’s stockholders hold approximately 19.1% of the combined company, and HC I holds approximately 80.9% of the combined company. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. (“Option Care Health”, or the “Company”). The combined company’s stock was listed on the Nasdaq Capital Market as of September 30, 2019. See Note 3, Business Acquisitions, for further discussion on the Merger.
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 132 locations. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. The Company operates in one segment, infusion services.
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States and contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for interim financial reporting. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year. These unaudited condensed consolidated financial statements do not include all of the information and notes to the financial statements required by GAAP for complete financial statements and should be read in conjunction with the 2018 audited consolidated financial statements, including the notes thereto, as presented in the definitive merger proxy with the Securities and Exchange Commission filed on June 26, 2019.
Principles of Consolidation — The Company’s unaudited condensed consolidated financial statements include the accounts of Option Care Health, Inc. and its subsidiaries. The BioScrip results have been included in the consolidated financial results since the Merger Date. All intercompany transactions and balances are eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Leases — The Company has lease agreements for facilities, warehouses, office space and property and equipment. Effective as of January 1, 2019, at the inception of a contract, the Company determines if the contract is a lease or contains an embedded lease arrangement. Operating leases are included in the operating lease right-of-use asset (“ROU asset”) and operating lease liabilities in the condensed consolidated financial statements.

ROU assets, which represent the Company’s right to use the leased assets, and operating lease liabilities, which represent the present value of unpaid lease payments, are both recognized by the Company at the lease commencement date. The Company utilizes its estimated incremental borrowing rate at the lease commencement date to determine the present value of unpaid lease obligations. The rates were estimated primarily using a methodology dependent on the Company’s financial condition, creditworthiness, and availability of certain observable data. In particular, the Company considered its actual cost of borrowing for collateralized loans and its credit rating, along with the corporate bond yield curve in estimating its incremental borrowing rates. ROU assets are recorded as the amount of operating lease liability, adjusted for prepayments, accrued lease payments, initial direct costs, lease incentives, and impairment of the ROU asset. Tenant improvement allowances used to fund leasehold improvements are recognized when earned and reduce the related ROU asset. Tenant improvement allowances are amortized through the ROU asset as a reduction of expense over the term of the lease.
Leases may contain rent escalations, however the Company recognizes the lease expense on a straight-line basis over the expected lease term. The Company reviews the terms of any lease renewal options to determine if it is reasonably certain that the renewal options will be exercised. The Company has determined that the expected lease term is typically the minimum non-cancelable period of the lease.
The Company has lease agreements that contain both lease and non-lease components, which the Company has elected to account for as a single lease component for all asset classes. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the term of the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Stock Based Incentive Compensation — The Company accounts for stock-based incentive compensation expense in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”). Stock-based incentive compensation expense is based on the grant date fair value. The Company estimates the fair value of stock option awards using a Black-Scholes option pricing model and the fair value of restricted stock unit awards using the closing price of the Company’s common stock on the grant date. For awards with a service-based vesting condition, the Company recognizes expense on a straight-line basis over the service period of the award. For awards with performance-based vesting conditions, the Company will recognize expense when it is probable that the performance-based conditions will be met. When the Company determines that it is probable that the performance-based conditions will be met, a cumulative catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis through the remainder of the vesting period and will be updated if the Company determines that there has been a change in the probability of achieving the performance-based conditions. The Company records the impact of forfeited awards in the period in which the forfeiture occurs.
Prior to the Merger, HCI issued incentive units to certain employees of Option Care, who remained employees of the Company following the Merger. In accordance with ASC 718, the Company recognizes compensation expense on a straight-line basis over the shorter of the vesting period of the award or the employee’s expected eligibility date. HC I also issued equity incentive units to certain members of the Option Care Board of Directors, who remained members of the Board of Directors following the Merger. In accordance with ASC Topic 505, Equity Based Payment to Non-Employees, expense was recognized at grant date. See Note 15, Stock-Based Incentive Compensation, for a further discussion of equity incentive plans.
Concentrations of Business Risk — The Company generates revenue from managed care contracts and other agreements with commercial third-party payers. Revenue related to the Company’s largest payer was approximately 15% and 13% for the three and nine months ended September 30, 2019, respectively. Revenue related to the Company’s largest payer was approximately 16% and 14% for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, approximately 13% and 12%, respectively, of the Company’s revenue was reimbursable through Medicare and Medicaid. For the three and nine months ended September 30, 2018, approximately 11% and 11%, respectively, of the Company’s revenue was reimbursable through Medicare and Medicaid. As of September 30, 2019 and December 31, 2018, respectively, approximately 14% and 13%, respectively, of the Company’s accounts receivable was related to these programs. Governmental programs pay for services based on fee schedules and rates that are determined by the related governmental agency. Laws and regulations pertaining to government programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change in the near term. Concentration of credit risk relating to trade accounts receivable is limited due to the Company’s diversity of patients and payers.
For the three and nine months ended September 30, 2019, approximately 69% and 72%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. For the three and nine months ended September 30, 2018, approximately 75% and 76%, respectively, of the Company’s pharmaceutical and medical supply purchases were from three vendors. Although there are a limited number of suppliers, the Company believes that other vendors could provide similar products on comparable terms. However, a change in suppliers could cause delays in service delivery and possible losses in revenue, which could adversely affect the Company’s financial condition or operating results.
Recently-Adopted Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, intended to improve financial reporting about leasing transactions. The new guidance requires entities that lease assets to recognize on their balance sheets the ROU assets and lease liabilities for the rights and obligations created by those leases and to disclose key information about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 for public entities and certain not-for-profits. The Company adopted the standard as of January 1, 2019. ASU 2016-02 allows for an optional transition method, which was elected by the Company, and permits the application of the standard as of the effective date without requiring the standard to be applied to the comparative periods presented in the unaudited condensed consolidated financial statements. The Company elected the transition package of three practical expedients allowed by ASU 2016-02, which allows the Company not to reassess prior conclusions about lease identification, lease classification and initial, direct costs. The Company did not elect the practical expedient to use hindsight and, accordingly, the initial lease term did not differ under the new standard versus prior accounting practice. The Company also made a policy election not to apply this standard to any leases with a term of 12 months or less. Adoption of ASU 2016-02 resulted in the Company recording an operating lease liability of $67.0 million and a corresponding ROU asset of $59.9 million in the unaudited condensed consolidated balance sheet as of January 1, 2019. See Note 7, Leases, for further discussion on leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The ASU requires that an entity recognizes revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for these goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 for public entities and certain not-for-profits. The Company adopted the standard as of January 1, 2018. ASU 2014-09 allows for a modified retrospective approach upon adoption, which was elected by the Company, and permits application of the standard only to contracts that are not completed at the adoption date with no adjustment to the comparative periods presented in the unaudited condensed consolidated financial statements. The Company also elected the practical expedient for the portfolio approach, allowing contracts with similar characteristics and impacts to the financial statements to be evaluated together. ASU 2014-09 requires the Company to recognize revenue as the amount of cash that is ultimately expected to be collected, which resulted in the Company treating its previously-reported provision for doubeful accounts as an implicit price concession and a reduction to revenue. Other than the treatment of bad debt expense, the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements. See Note 4, Revenue, for further discussion on revenue.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2019-09 modifies when a change to the terms or conditions of share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition, or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The effective date for ASU 2017-09 is for annual or interim periods beginning after December 15, 2017. The Company adopted the standard as of January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The Amendments in ASU 2016-13 eliminate the probable threshold for initial recognition of a credit loss in current GAAP and reflect an entity’s current estimate of all expected credit losses. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, and is to be applied using a modified retrospective transition method. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
Immaterial Error Correction — During the three months ended September 30, 2019, the Company identified prior period misstatements in the recording of other noncurrent liabilities that resulted in an overstatement of goodwill and other noncurrent liabilities in the Company’s consolidated balance sheets. The Company assessed the materiality of these misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to the prior consolidated financial statements taken as a whole. As a result, the Company has corrected the misstatements by decreasing goodwill and other noncurrent liabilities by $6.5 million in the accompanying condensed consolidated financial statements. The misstatements had no impact on net (loss) income or net cash flows from operating, investing, or financing activities in any of the periods presented.

3. BUSINESS ACQUISITIONS
Merger with BioScrip, Inc.
Overview and Total Consideration Exchanged — As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, Option Care merged with BioScrip on August 6, 2019. BioScrip was a national provider of infusion and home care management solutions, that partnered with physicians, hospital systems, payers, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. The Merger of Option Care and BioScrip into Option Care Health creates an expanded national platform and the opportunity to drive economies of scale through procurement savings, facility rationalization and other operating cost savings.
The fair value of purchase consideration transferred on the closing date includes the value of the number of shares of the combined company owned by BioScrip shareholders at closing of the Merger, the value of common shares issued to certain warrant and preferred shareholders in conjunction with the Merger, the fair value of stock-based instruments that were vested or earned as of the Merger, and cash payments made in conjunction with the Merger. The fair value per share of BioScrip’s common stock was $2.67 per share. This is the closing price of the BioScrip common stock on August 6, 2019.
Under the acquisition method of accounting, the calculation of total consideration exchanged is as follows (in thousands):

Amount
Number of BioScrip common shares outstanding at time of the Merger	129,181
Common shares issued to warrant and preferred stockholders at time of the Merger	3,458
Total shares of BioScrip common stock outstanding at time of the Merger	132,639
BioScrip share price as of August 6, 2019	$2.67
Fair value of common shares	$354,146
Fair value of share-based instruments	$32,898
Cash paid in conjunction with the Merger included in purchase consideration	$714,957
Fair value of total consideration transferred	$1,102,001
Less: cash acquired	$14,787
Fair value of total consideration acquired, net of cash acquired	$1,087,214
Cash paid in conjunction with the Merger includes payments made for settlement of $575.0 million in legacy BioScrip debt, $125.8 million in existing BioScrip preferred shares, and $14.1 million in legacy BioScrip success-based fees owed to third-party advisors. HC II financed these payments primarily through cash on hand and debt financing, which is discussed in Note 11, Indebtedness.
Allocation of Consideration —The Company's allocation of consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed in the Merger is based on estimated fair values as of the Merger Date. The fair values were determined based upon a preliminary valuation and the estimates and assumptions used in such valuation are pending completion and subject to change, which could be significant, within the measurement period, up to one year from the August 6, 2019 acquisition date.
The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, in the Merger as of August 6, 2019 (in thousands):

Amount
Accounts receivable, net (1)	$97,163
Inventories (2)	19,683
Property and equipment, net (3)	49,697
Intangible assets, net (4)	193,712
Deferred tax assets, net of deferred tax liabilities (5)	26,731
Operating lease right-of-use asset (6)	22,378
Operating lease liability (6)	(28,897)
Accounts payable (7)	(61,420)
Other assumed liabilities, net of other acquired assets (7)	(18,737)
Total acquired identifiable assets and liabilities	300,310
Goodwill (8)	786,904
Total consideration transferred	$1,087,214

(1)	Management has valued accounts receivables based on the estimated future collectability of the receivables portfolio, which approximates fair value.

(2)	Inventories are stated at fair value as of the Merger Date.

(3)
The fair value of the property and equipment was determined based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised.

(4)	The preliminary allocation of consideration exchanged to intangible assets acquired is as follows (in thousands):

	Fair Value	Weighted Average Estimated Life (in years)
Trademarks/Names	$12,681	2
Patient referral sources	180,652	20
Licenses	379	1.5
Total intangible assets, net	$193,712	18.8
The Company preliminarily valued these intangibles utilizing the multi-period excess earnings method, a form of the income approach.

(5)
Net deferred tax assets represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. See Note 5, Income Taxes, for additional discussion of the Company’s combined income tax position subsequent to the Merger.

(6)	The fair value of the operating lease liability and corresponding right-of-use asset (current and long-term) was based on current market rates available to the Company.

(7)	Accounts payable as well as certain other current and non-current assets and liabilities are stated at fair value as of the Merger Date.

(8)
The Merger preliminarily resulted in $786.9 million of goodwill, which is attributable to cost synergies resulting from procurement and operational efficiencies and elimination of duplicative administrative costs. The goodwill created in the Merger is not expected to be deductible for tax purposes.

Pro Forma — Assuming BioScrip had been acquired as of January 1, 2018, and the results of BioScrip had been included in operations beginning on January 1, 2018, the following tables provide estimated unaudited pro forma results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands). The estimated pro forma net income adjusts for the effect of fair value adjustments related to the Merger, transaction costs and other non-recurring costs directly attributable to the Merger and the impact of the additional debt to finance the Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$690,350	$674,890	$2,034,582	$1,959,395
Net loss	(18,686)	(7,919)	(54,181)	(59,670)

Estimated unaudited pro forma information is not necessarily indicative of the results that actually would have occurred had the Merger been completed on the date indicated or the future operating results.
For the periods subsequent to the Merger Date that are included in the results of operations for the three and nine months ended September 30, 2019, BioScrip had net revenue of $119.1 million and a net loss of $19.4 million.
Transaction Expenses — Acquisition-related costs were expensed as incurred, with the exception of success-based fees that are included in consideration transferred. The Company recorded transaction costs that are expensed in selling, general and administrative expenses during the three and nine months ended September 30, 2019 of approximately $6.5 million and $19.3 million, respectively. Transaction expenses consisted of professional fees for advisory, consulting and underwriting services as well as other incremental costs directly related to the acquisition.
Baptist Health Asset Acquisition — In August 2018, pursuant to the Purchase and Sale Agreement dated August 8, 2018, Option Care completed the acquisition of certain assets of Baptist Health in Little Rock, Arkansas for a purchase price of $1.0 million.
Home I.V. Specialists, Inc. Acquisition — In September 2018, pursuant to the Stock Purchase Agreement dated September 18, 2018, Option Care completed the acquisition of 100% of the outstanding shares of Home I.V. Specialists, Inc. for a purchase price of $11.6 million, net of cash acquired.
4. REVENUE

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers using the modified retrospective approach applied to those contracts that were not completed as of that date. The Company did not record a cumulative catch-up adjustment, as the timing and measurement of revenue for the Company’s customers is similar to its prior revenue recognition model.

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

Adoption of the standard impacted the Company’s results as follows (in thousands):

	Prior to ASC 606 Adoption	Adjustments for ASC 606	Subsequent to ASC 606 Adoption
	As of September 30, 2019
Condensed Consolidated Balance Sheets
Accounts receivable, net	$336,303	$—	$336,303

	Nine Months Ended September 30, 2019
Condensed Consolidated Statement of Comprehensive Income (Loss)
Net revenue	$1,644,903	$(55,265)	$1,589,638
Provision for doubtful accounts	(55,265)	55,265	—
Operating loss	(14,600)	—	(14,600)
Condensed Consolidated Statements of Cash Flows
Changes in operating cash flows:
Accounts receivable, net	71,029	—	71,029

	As of December 31, 2018
Condensed Consolidated Balance Sheets
Accounts receivable, net	$310,169	$—	$310,169

	Nine Months Ended September 30, 2018
Condensed Consolidated Statement of Comprehensive Income (Loss)
Net revenue	$1,479,058	$(44,997)	$1,434,061
Provision for doubtful accounts	(44,997)	44,997	—
Operating Income	24,721	—	24,721
Condensed Consolidated Statements of Cash Flows
Changes in operating cash flows:
Accounts receivable, net	(32,483)	—	(32,483)

Net revenue is reported at the net realizable value amount that reflects the consideration the Company expects to receive in exchange for providing services. Revenues are from government payers, commercial payers, and patients for goods and services provided and are based on a gross price based on payer contracts, fee schedules, or other arrangements less any implicit price concessions.

Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available.

The Company assesses the expected consideration to be received at the time of patient acceptance based on the verification of the patient’s insurance coverage, historical information with the patient, similar patients, or the payer. Performance obligations are determined based on the nature of the services provided by the Company. The majority of the Company’s performance obligations are to provide infusion services to deliver medicine, nutrients, or fluids directly into the body.

The Company provides a variety of therapies to patients. For infusion-related therapies, the Company frequently provides multiple deliverables of pharmaceutical drugs and related nursing services. After applying the criteria from ASC 606, the Company concluded that multiple performance obligations exist in its contracts with its customers. Revenue is allocated to each performance obligation based on relative standalone price, determined based on reimbursement rates established in the third-party payer contracts. Pharmaceutical drug revenue is recognized at the time the pharmaceutical drug is delivered to the patient, and nursing revenue is recognized on the date of service.

The Company's outstanding performance obligations relate to contracts with a duration of less than one year. Therefore, the Company has elected to apply the practical expedient provided by ASC 606 and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. Any unsatisfied or partially unsatisfied performance obligations at the end of a reporting period are generally completed prior to the patient being discharged.

The following table sets forth the net revenue earned by category of payer for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial payers	$525,927	$428,873	$1,373,481	$1,256,109
Government payers	80,280	56,511	194,875	160,939
Patients	9,673	8,544	21,282	17,013
Net revenue	$615,880	$493,928	$1,589,638	$1,434,061

5. INCOME TAXES
During the three and nine months ended September 30, 2019, the Company recorded tax expense (benefit) of $3.6 million and $(3.3) million, respectively, which represents an effective tax rate of (9.1)% and 5.2%, respectively. During the three and nine months ended September 30, 2018, the Company recorded a tax expense (benefit) of $0.4 million and $(1.7) million, respectively, which represents an effective tax rate of 17.6% and 15.6%, respectively.
As a result of the Merger, the Company recorded a full valuation allowance against all of its net U.S. federal and state deferred tax assets with the exception of $1.0 million of estimated state net operating losses (“NOL”). The initial recognition of this valuation allowance by the Company was reflected in the acquired identifiable assets and liabilities of BioScrip as of the Merger Date and did not impact the Company’s tax expense (benefit) for the nine months ended September 30, 2019. Due to the Company’s valuation allowance position as of the Merger Date, the Company recognized no tax benefit for post-Merger activity for the third quarter ended September 30, 2019.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. On a quarterly basis, the Company evaluates all positive and negative evidence in determining if the valuation allowance is fairly stated.
Based on the Company’s full valuation allowance as noted above, the Company’s tax expense for the three months ended September 30, 2019 of $3.6 million consists of quarterly tax liabilities attributable to specific state tax returns as well as the Company’s deferred tax expense recognized during the third quarter of 2019 prior to the Merger. The Company’s tax benefit for the nine months ended September 30, 2019 consists of a deferred tax benefit recognized by the Company prior to the establishment of its valuation allowance at the time of the Merger partially offset by estimated state tax liabilities.
6. (LOSS) EARNINGS PER SHARE
The Company presents basic and diluted (loss) earnings per share for its common stock. Basic (loss) earnings per share is calculated by dividing the net (loss) income of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is determined by adjusting the profit or loss and the weighted average number of shares of common stock outstanding for the effects of all dilutive potential common shares.
As a result of the Merger, which has been accounted for as a reverse merger, all historical per share data and number of shares and equity awards were retroactively adjusted. The (loss) earnings is used as the basis of determining whether the inclusion of common stock equivalents would be anti-dilutive. Accordingly, the computation of diluted shares for the three and nine months ended September 30, 2019 excludes the effect of shares that would be issued in connection with stock options and restricted stock awards, as their inclusion would be anti-dilutive to the loss per share. There are no dilutive potential common shares for the three and nine months ended September 30, 2018.

The following table presents the Company’s basic and diluted (loss) earnings per share and shares outstanding (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(42,794)	$1,791	$(60,109)	$(9,369)
Denominator:
Weighted average number of common shares outstanding	651,576	570,455	597,792	570,455
(Loss) Earnings per Common Share:
(Loss) earnings per common share, basic and diluted	$(0.07)	$0.00	$(0.10)	$(0.02)
7. LEASES

During the three and nine months ended September 30, 2019, the Company incurred operating lease expenses of $7.4 million and $21.5 million, respectively, including short-term lease expenses, which were included as a component of selling, general and administrative expenses in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2019, the weighted-average remaining lease term was 5.3 years and the weighted-average discount rate was 5.41%.
Operating leases mature as follows (in thousands):

Fiscal Year Ending
December 31	Minimum Payments
2019	$6,793
2020	24,733
2021	19,026
2022	14,021
2023	10,614
After 2024	24,582
Total lease payments	$99,769
Less: Interest	15,805
Present value of lease liabilities	$83,964

In addition, the Company had $0.8 million of financing leases outstanding at September 30, 2019 which mature over the next year.
During the three months ended September 30, 2019, the Company did not enter into any significant new operating or financing leases. As of September 30, 2019, the Company did not have any significant operating or financing leases that had not yet commenced.
During the three and nine months ended September 30, 2018, the Company incurred rent expense of $4.5 million and $13.0 million, respectively, under ASC 840, Leases, which were included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss).

8. PROPERTY AND EQUIPMENT

Property and equipment was as follows as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Infusion pumps	$24,786	$20,339
Equipment, furniture, and other	60,569	34,433
Leasehold improvements	84,675	61,302
Computer software, purchased and internally developed	34,500	29,668
Assets under development	4,585	5,447
	209,115	151,189
Less accumulated depreciation	77,133	58,047
Property and equipment, net	$131,982	$93,142

Depreciation expense is recorded within cost of revenue and operating expenses within the condensed consolidated statements of comprehensive income (loss), depending on the nature of the underlying fixed assets. The depreciation expense included in cost of revenue relates to revenue-generating assets, such as infusion pumps. The depreciation expense included in operating expenses is related to infrastructure items, such as furniture, computer and office equipment, and leasehold improvements. The following table presents the amount of depreciation expense recorded in cost of revenue and operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation expense in cost of revenue	$1,384	$747	$2,855	$2,265
Depreciation expense in operating expenses	8,522	4,680	18,849	13,522
Total depreciation expense	$9,906	$5,427	$21,704	$15,787

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2019 (in thousands):

Three Months Ended September 30, 2019
June 30, 2019 - net book value	$632,469
Acquisitions	786,904
September 30, 2019 - net book value	$1,419,373

Nine Months Ended September 30, 2019
December 31, 2018 - net book value	$632,469
Acquisitions	786,904
September 30, 2019 - net book value	$1,419,373

Changes in the carrying amount of goodwill consists of the following activity for the three and nine months ended September 30, 2018 (in thousands):

Three Months Ended September 30, 2018
June 30, 2018 - net book value	$627,392
Acquisitions	4,492
September 30, 2018 - net book value	$631,884

Nine Months Ended September 30, 2018
December 31, 2017 - net book value	$627,392
Acquisitions	4,492
September 30, 2018 - net book value	$631,884

The carrying amount and accumulated amortization of intangible assets consists of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Gross intangible assets:
Referral sources	$438,445	$257,792
Trademarks/names	44,702	32,000
Other amortizable intangible assets	379	4,151
Total gross intangible assets	483,526	293,943

Accumulated amortization:
Referral sources	(77,749)	(63,353)
Trademarks/names	(10,657)	(8,000)
Other amortizable intangible assets	(42)	(2,877)
Total accumulated amortization	(88,448)	(74,230)
Total intangible assets, net	$395,078	$219,713

Amortization expense for intangible assets was $7.5 million and $17.3 million for the three and nine months ended September 30, 2019, respectively. Amortization expense for intangible assets was $4.9 million and $14.7 million for the three and nine months ended September 30, 2018, respectively.
The weighted average amortization period of intangible assets by class and in total as of September 30, 2019 are as follows: 17.1 years for referral sources, 4.1 years for trademarks/names, 1.5 years for other amortizable intangible assets, and 15.9 years for total intangible assets.
10. EQUITY-METHOD INVESTMENTS
The Company’s two equity-method investments totaled $16.1 million and $14.6 million as of September 30, 2019 and December 31, 2018, respectively, and are included in other noncurrent assets in the accompanying condensed consolidated balance sheets. The Company’s related proportionate share of earnings is recorded in equity in earnings of joint ventures in the accompanying unaudited condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2019, the Company’s proportionate share of earnings in its investments was $0.8 million and $2.0 million, respectively. For the three and nine months ended September 30, 2018, the Company’s proportionate share of earnings was $0.3 million and $0.7 million, respectively.
Legacy Health Systems — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Portland, Oregon market. In 2005, Option Care’s initial cash investment in this joint venture was $1.3 million. The Company received a capital distribution from this investment of $0.5 million for the three and nine months ended September 30, 2019. The Company did not receive a capital distribution from this investment for the three or nine months ended September 30, 2018. The following presents condensed financial information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$5,814	$5,572	$15,210	$15,728
Cost of revenue	4,083	3,853	10,882	11,132
Gross profit	1,731	1,719	4,328	4,596
Net income	670	402	1,177	1,225
Equity in net income	335	201	588	612

Consolidated balance sheet data:
			As of
			September 30, 2019	December 31, 2018
Current assets			$6,358	$5,666
Noncurrent assets			4,072	3,403
Current liabilities			572	119
Noncurrent liabilities			740	8

Vanderbilt Health Services — The Company’s 50% ownership interest in this limited liability company, which provides infusion pharmacy services, expands the Company’s presence in the Nashville, Tennessee market. In 2009, Option Care contributed both cash and certain operating assets into the joint venture for a total initial investment of $1.1 million. The following presents condensed financial information as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 (in thousands).

Consolidated statements of comprehensive income (loss) data:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$9,638	$7,659	$28,701	$22,055
Cost of revenue	7,473	5,718	21,989	16,943
Gross profit	2,165	1,941	6,712	5,112
Net income	982	199	2,859	88
Equity in net income	491	100	1,430	44

Consolidated balance sheet data:
			As of
			September 30, 2019	December 31, 2018
Current assets			$10,095	$6,517
Noncurrent assets			2,206	1,008
Current liabilities			1,116	192
Noncurrent liabilities			1,061	68

11. INDEBTEDNESS
Long-term debt consisted of the following as of September 30, 2019 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
ABL Facility	$—	$—	$—	$—
First Lien Term Loan	925,000	(8,681)	(23,590)	892,729
Second Lien Notes	400,000	(11,876)	(14,455)	373,669
	$1,325,000	$(20,557)	$(38,045)	1,266,398
Less: current portion				(6,938)
Total long-term debt				$1,259,460
Long-term debt consisted of the following as of December 31, 2018 (in thousands):

	Principal Amount	Discount	Debt Issuance Costs	Net Balance
Previous Revolving Credit Facility	$—	$—	$—	$—
Previous First Lien Term Loan	401,513	(1,062)	(5,678)	394,773
Previous Second Lien Term Loan	150,000	—	(5,398)	144,602
	$551,513	$(1,062)	$(11,076)	539,375
Less: current portion				(4,150)
Total long-term debt				$535,225
Retired Debt Obligations — During 2015, Option Care entered into two credit arrangements administered by Bank of America, N.A. and U.S. Bank. The agreements provided for up to $645.0 million in senior secured credit facilities through an $80.0 million revolving credit facility (the “Previous Revolving Credit Facility”), a $415.0 million first lien term loan (the “Previous First Lien Term Loan”), and a $150.0 million second lien term loan (the “Previous Second Lien Term Loan”, and together with the Previous First Lien Term Loan, the “Previous Term Loans”, and the Previous Term Loans, together with the Previous Revolving Credit Facility, the “Previous Credit Facilities”). Amounts borrowed under the credit agreements were secured by substantially all of the assets of the Company.
The Company incurred an original issue discount in conjunction with entering into the Previous First Lien Term Loan of $2.1 million, and also incurred an aggregate of $21.1 million in debt issuance costs to obtain the two credit agreements. These costs were recorded as a reduction to the carrying amount in the condensed consolidated balance sheets and were being amortized over the term of the related debt using the effective interest method for the Previous Term Loans and the straight-line method for the Previous Revolving Credit Facility.
On August 6, 2019, the Company repaid the outstanding balance of Previous Term Loans and retired the outstanding Previous Credit Facilities by entering into two new credit arrangements and a notes indenture, described below under “New Debt Obligations”. At the time of repayment, the outstanding balance of the Previous First Lien Term Loan was $393.8 million, which was comprised of principal of $399.4 million, net of debt issuance costs of $0.9 million and deferred financing costs of $4.7 million. The balance of the Previous Second Lien Term Loan was $145.8 million, which was comprised of principal of $150.0 million, net of deferred financing costs of $4.2 million. Proceeds from the two new credit arrangements and notes indenture were also used, in part, to repay the outstanding debt of BioScrip as of the Merger Date of $575.0 million.
The interest rate on the Previous First Lien Term Loan was 6.10% as of December 31, 2018 and the interest rate on the Previous Second Lien Term Loan was 11.15% as of December 31, 2018. The weighted average interest rate paid on the Previous First Lien Term Loan was 6.06% and 6.20% for the three and nine months ended September 30, 2019, respectively, prior to the retirement of the debt obligations. The weighted average interest paid on the Previous Second Lien Term Loan was 11.02% and 11.36% for the three and nine months ended September 30, 2019, respectively, prior to the retirement of the debt obligations. The weighted average interest rate paid on the Previous First Lien Term Loan was 5.83% and 6.38% for the three and nine months ended September 30, 2018. The weighted average interest paid on the Previous Second Lien Term Loan was 11.09% and 10.68% for the three and nine months ended September 30, 2018.

New Debt Obligations — In conjunction with the Merger, the Company entered into an asset-based-lending revolving credit facility administered by Bank of America, N.A., as the administrative agent and a first lien term loan facility administered by Bank of America, N.A. and ACF Finco I LP, as joint lead arrangers and bookrunners. The Company also issued senior secured second lien PIK toggle floating rate notes due 2027 (the “Second Lien Notes”) under an indenture with Ankura Trust Company, LLC, as trustee and collateral agent for the Second Lien Notes. The two new credit agreements and the indenture were entered into on August 6, 2019 and provide for up to $1,475.0 million in senior secured credit facilities through a $150.0 million asset-based-lending revolving credit facility (the “ABL Facility”), a $925.0 million first lien term loan (the “First Lien Term Loan”, and together with the ABL Facility, the “Loan Facilities”), and a $400.0 million issuance of Second Lien notes.
The ABL Facility provides for borrowings up to $150.0 million, which matures on August 6, 2024. The ABL Facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. Interest on the ABL Facility is charged on Base Rate loans at Base Rate, as defined, plus 1.25% to 1.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. Interest on the ABL Facility is charged on Eurocurrency Rate Loans at the Eurocurrency Rate, as defined, plus 2.25% to 2.75%, depending on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The ABL Facility contains commitment fees payable on the unused portion ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. Borrowings under the ABL Facility are secured by a first priority security interest in the Company’s and each of its subsidiaries’ inventory, accounts receivable, cash, deposit accounts and certain assets and property related thereto (the “ABL Priority Collateral”), in each case subject to certain exceptions, and a third priority security interest in the Term Loan Priority Collateral, as defined below. The Company had no outstanding borrowings under the ABL Facility at September 30, 2019. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL of $140.4 million as of September 30, 2019.
The principal balance of the First Lien Term Loan is repayable in quarterly installments commencing in March 2020 of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. Interest on the First Lien Term Loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the First Lien Term Loan was 6.61% as of September 30, 2019. The weighted average interest rate incurred was 6.67% for the period August 6, 2019 through September 30, 2019. Amounts borrowed under the First Lien Term Loan are secured by a first priority security interest in each of the Company’s subsidiaries’ capital stock (subject to certain exceptions) and substantially all of the Company’s property and assets (other than the ABL Priority Collateral), (the “Term Loan Priority Collateral”), in each case subject to certain exceptions, and a second priority security interest in the ABL Priority Collateral.
The Second Lien Notes mature on August 6, 2027. Interest on the Second Lien Notes is payable quarterly and is at the greater of 1% or the London Interbank Offered Rate (“LIBOR”), plus 8.75%. The Company elected to pay-in-kind the first quarterly interest payment, due in November 2019, which will result in the Company capitalizing the interest payment to the principal balance on the interest payment date. The interest rate on the Second Lien Notes was 10.89% as of September 30, 2019. The weighted average interest incurred was 10.89% for the period August 6, 2019 through September 30, 2019.
The Company assessed whether the repayment of the Previous Term Loans and subsequent issuance of the First Lien Term Loan and the Second Lien Notes resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping lenders as follows: (i) Lenders participating in both the Previous Credit Facilities and the new Loan Facilities and Second Lien Notes; (ii) previous lenders that exited; and (iii) new lenders. The Company determined that $226.7 million of the Previous First Lien Term Loan was extinguished and none of the Previous Second Lien Term Loan was extinguished, which is disclosed as an outflow from financing activities in the condensed consolidated statements of cash flows. The Company determined that $752.4 million of new debt was issued related to the First Lien Term Loan and $250.0 million of new debt was issued related to the Second Lien Notes, which is disclosed as an inflow from financing activities in the condensed consolidated statements of cash flows. In connection with the issuance of the First Lien Term Loan, the Second Lien Notes, and the ABL Facility, the Company incurred $59.1 million in debt issuance costs and third-party fees, of which $54.6 million was capitalized, $1.3 million was expensed as a component of other expense and $3.2 million was expensed as a loss on extinguishment as a component of other expense. Further, $21.3 million of the total fees incurred of $59.1 million was netted against the $981.1 million of proceeds from debt as a component of the cash flows from financing activities, $36.5 million was presented as deferred financing costs as a component of cash flows from financing activities, and the remaining $1.3 million was included in cash flows from operating activities.
The Company recognized a loss on extinguishment of debt of $5.5 million, of which $3.2 million related to debt issue costs incurred with the issuance of the Loan Facilities and Second Lien Notes, as discussed above, and $2.3 million related to deferred financing fees on the Previous Credit Facilities, which were written off upon extinguishment. All remaining deferred financing fees related to the Previous Credit Facilities of $7.6 million were attributed to modified loans, which are capitalized and will be amortized over the remaining term of the Loan Facilities and Second Lien Notes.
Long-term debt matures as follows (in thousands):

Fiscal Year Ending December 31,	Minimum Payments
2019	$—
2020	9,250
2021	9,250
2022	9,250
2023	9,250
2024 and beyond	1,288,000
Total	$1,325,000
During the three and nine months ended September 30, 2019, the Company engaged in hedging activities to limit its exposure to changes in interest rates. See Note 12, Derivative Instruments, for further discussion.
The following table presents the estimated fair values of the Company’s debt obligations as of September 30, 2019 (in thousands):

Financial Instrument	Carrying Value as of September 30, 2019	Markets for Identical Item (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
First Lien Term Loan	$892,729	$—	$922,688	$—
Second Lien Notes	373,669	—	—	394,653
Total debt instruments	$1,266,398	$—	$922,688	$394,653
The following table sets forth the changes in Level 3 measurements for the nine months ended September 30, 2019 (in thousands):

Level 3 Measurements
Previous Term Loans fair value as of January 1, 2019	$551,882
Change in fair value	(369)
Repayments of debt principal	(2,075)
Retirements of Previous Term Loans	(549,438)
Issuance of Second Lien Notes as of August 6, 2019	388,000
Change in fair value	6,653
Second Lien Notes fair value as of September 30, 2019	$394,653
See Note 13, Fair Value Measurements, for further discussion.
12. DERIVATIVE INSTRUMENTS
The Company uses derivative financial instruments for hedging and non-trading purposes to limit the Company’s exposure to increases in interest rates related to its variable interest rate debt. Use of derivative financial instruments in hedging programs subjects the Company to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative financial instrument will change. In a hedging relationship, the change in the value of the derivative financial instrument is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of the Company’s derivative financial instruments is used to measure interest to be paid or received and does not represent the Company’s exposure due to credit risk. Credit risk is monitored through established approval procedures, including reviewing credit ratings when appropriate.

During 2017, Option Care entered into interest rate caps that reduce the risk of increased interest payments due to interest rates rising. The hedges offset the risk of rising interest rates through 2020 on the first $250.0 million of the Previous First Lien Term Loan. The interest rate caps perfectly offset the terms of the interest rates associated with the variable interest rate Previous First Lien Term Loan. Option Care entered into the interest rate caps as a cash flow hedge for a notional amount of $1.9 million. In April 2019, Option Care terminated its interest rate caps and received cash proceeds of $1.7 million, net of early termination fees. In conjunction with the termination of the interest rate caps, Option Care discontinued the hedge accounting associated with the interest rate caps.
In August 2019, the Company entered into interest rate swap agreements that reduce the variability in the interest rates on the newly-issued debt obligations. The first interest rate swap for $925.0 million notional was effective in August 2019 with $911.1 million designated as a cash flow hedge against the underlying interest rate on the First Lien Term Loan interest payments indexed to one-month LIBOR through August 2021. In accordance with ASU 2017-12, Targeted Improvements to Accounting for Hedges, the Company has determined that the hedges are perfectly effective. The remaining $13.9 million notional amount of the interest rate swap is not designated as a hedging instrument.
The second interest rate swap of $400.0 million notional will become effective in November 2019 and will be designated as a cash flow hedge against the underlying interest rate on the Second Lien Notes interest payments indexed to three-month LIBOR through November 2020. The interest rate designated as a cash flow hedge is expected to be perfectly effective at offsetting the terms of the interest rates associated with the Company’s variable interest rate Second Lien Notes. The following table summarizes the amount and location of the Company’s derivative instruments in the condensed consolidated balance sheets (in thousands):

	Fair value - Derivatives in asset position
Derivative	Balance Sheet Caption	September 30, 2019	December 31, 2018
Interest rate caps designated as cash flow hedges	Prepaids and other current assets	$—	$2,627
Total derivatives		$—	$2,627

	Fair value - Derivatives in liability position
Derivative	Balance Sheet Caption	September 30, 2019	December 31, 2018
Interest rate swaps designated as cash flow hedges	Other non-current liabilities	$7,883	$—
Interest rate swaps not designated as hedges	Other non-current liabilities	120	—
Total derivatives		$8,003	$—
The gain and loss associated with the changes in the fair value of the effective portion of the hedging instrument are recorded into other comprehensive (loss) income. The gain and loss associated with the changes in the fair value of the $13.9 million notional amount not designated as a hedging instrument are recognized in net income through interest expense. The following table presents the pre-tax gains (losses) from derivative instruments recognized in other comprehensive (loss) income in the Company’s condensed consolidated statements of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivative	2019	2018	2019	2018
Interest rate caps designated as cash flow hedges	$(398)	$221	$(1,103)	$2,165
Interest rate swaps designated as cash flow hedges	(7,883)	—	(7,883)	—
	$(8,281)	$221	$(8,986)	$2,165
The following table presents the amount and location of pre-tax income (loss) recognized in the Company’s condensed consolidated statement of comprehensive income (loss) related to the Company’s derivative instruments (in thousands):

		Three months ended September 30,		Nine months ended September 30,
Derivative	Income Statement Caption	2019	2018	2019	2018
Interest rate caps designated as cash flow hedges	Interest expense	$269	$89	$(125)	$158
Interest rate swaps designated as cash flow hedges	Interest expense	129	—	129	—
Interest rate swaps not designated as hedges	Interest expense	(118)	—	(118)	—
		$280	$89	$(114)	$158
The Company expects to reclassify $5.8 million of total interest rate costs from accumulated other comprehensive loss against interest expense during the next 12 months.
13. FAIR VALUE MEASUREMENTS

Fair value measurements are determined by maximizing the use of observable inputs and minimizing the use of unobservable inputs. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurements) and gives the lowest priority to unobservable inputs (Level 3 measurements). The categories within the valuation hierarchy are described as follows:

•	Level 1 — Inputs to the fair value measurement are quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs to the fair value measurement include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 — Inputs to the fair value measurement are unobservable inputs or valuation techniques.

While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

First Lien Term Loan: The fair value of the First Lien Term Loan is derived from a broker quote on the loans in the syndication (Level 2 inputs) See Note 11, Indebtedness, for further discussion on the carrying amount and fair value of the First Lien Term Loan.
Second Lien Notes: The fair value of the Second Lien Notes is derived from a cash flow model that discounted the cash flows based on market interest rates (Level 3 inputs) See Note 11, Indebtedness, for further discussion on the carrying amount and fair value of the Second Lien Notes.
Interest rate swaps: The fair values of interest rate swaps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. See Note 12, Derivative Instruments, for further discussion on the fair value of interest rate swaps.
Interest rate caps: The fair values of interest rate caps are derived from the interest rates prevalent in the market and future expectations of those interest rates (Level 2 inputs). The Company determines the fair value of the investments based on quoted prices from third-party brokers. In April 2019, Option Care terminated its interest rate caps. The total investment in interest rate caps as Level 2 assets was $0 million and $2.6 million as of September 30, 2019 and December 31, 2018, respectively. See Note 12, Derivative Instruments, for further discussion on the fair value of interest rate caps.
There were no other assets or liabilities measured at fair value at September 30, 2019 or December 31, 2018.
14. COMMITMENTS AND CONTINGENCIES
The Company is involved in legal proceedings and is subject to investigations, inspections, audits, inquiries, and similar actions by governmental authorities, arising in the normal course of the Company’s business. Some of these suits may purport or may be determined to be class actions and/or involve parties seeking large and/or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. From time to time, the Company may also be involved in legal proceedings as a plaintiff involving antitrust, tax, contract, intellectual property, and other matters. Gain contingencies, if any, are recognized when they are realized. The results of legal proceedings are often uncertain and difficult to predict, and the costs incurred in litigation can be substantial, regardless of the outcome. The Company believes that its defenses and assertions in pending legal proceedings have merit and does not believe that any of these pending matters, after consideration of applicable reserves and rights to indemnification, will have a material adverse effect on the Company’s condensed consolidated balance sheets. However, substantial unanticipated verdicts, fines, and rulings may occur. As a result, the Company may from time to time incur judgments, enter into settlements, or revise expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on its results of operations in the period in which the amounts are accrued and/or its cash flows in the period in which the amounts are paid.
15. STOCK-BASED INCENTIVE COMPENSATION
Equity Incentive Plans — Under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), approved at the annual meeting by the BioScrip stockholders on May 3, 2018, the Company may issue, among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and performance units to key employees and directors. The 2018 plan is administered by the Company’s Compensation Committee, a standing committee of the Board of Directors. A total of 16,406,939 shares of common stock were initially authorized for issuance under the 2018 Plan.
Stock Options — During the three and nine months ended September 30, 2019, the Company recognized compensation expense related to stock options of $0.5 million. The Company did not recognize any compensation expense related to stock options prior to the Merger.
Restricted Stock — During the three and nine months ended September 30, 2019, the Company recognized compensation expense related to restricted stock awards of $1.7 million. The Company did not recognize any compensation expense related to restricted stock awards prior to the Merger.
HC I Incentive Units — During the three and nine months ended September 30, 2019, the Company recognized compensation expense related to HC I incentive units of $0.5 million and $1.7 million, respectively. During the three and nine months ended September 30, 2018, the Company recognized compensation expense related to HC I incentive units of $0.6 million and $1.7 million, respectively. See Note 17, Related-Party Transactions, for further discussion of this management equity ownership plan.
16. STOCKHOLDERS’ EQUITY
2017 Warrants — Prior to the Merger, BioScrip issued warrants to certain debt holders pursuant to a Warrant Purchase Agreement dated as of June 29, 2017. In conjunction with the Merger, the 2017 Warrants were amended to entitle the purchasers of the warrants to purchase 8.3 million shares of common stock. The 2017 Warrants have a 10-year term and an exercise price of $2.00 per share, and may be exercised by payment of the exercise price in cash or surrender of shares of common stock into which the 2017 Warrants are being converted in an aggregate amount sufficient to pay the exercise price. The 2017 Warrants were assumed by the Company in conjunction with the Merger. The 2017 Warrants are classified as equity instruments, and the fair value of these warrants of $14.1 million was recorded in paid-in capital as of the Merger Date.
2015 Warrants — Prior to the Merger, BioScrip issued warrants pursuant to a Common Stock Warrant Agreement dated as of March 9, 2015 which entitle the holders to purchase 3.7 million shares of common stock. The 2015 Warrants have a 10-year term and have exercise prices in a range of $5.17 per share to $6.45 per share. The 2015 Warrants were assumed by the Company in conjunction with the Merger and are classified as equity instruments, and the fair value of these warrants of $4.6 million was recorded in paid in capital as of the Merger Date.
Home Solutions Restricted Stock — In conjunction with BioScrip’s 2016 acquisition of Home Solutions, Inc., 7.1 million restricted shares of common stock were issued, of which 3.1 million of these units vest upon the closing price of the Company’s common stock averaging at or above $4.00 per share over 20 consecutive trading days prior to December 31, 2019 and 4.0 million of these units vest upon the closing price of the Company’s common stock averaging at or above $5.00 per share over 20 consecutive trading days prior to December 31, 2019. The restricted stock expires on December 31, 2019. As discussed in Note 1, Nature of Operations and Presentation of Financial Statements, 28,193,428 common shares issued to HC I in conjunction with the Merger are held in escrow to prevent dilution related to the vesting of the Home Solutions restricted stock. In the event the Home Solutions restricted stock expires unvested, the 28,193,428 common shares held in escrow will be returned to the Company and canceled.

Treasury Stock — During the three and nine months ended September 30, 2019, 1,146,065 shares were surrendered to satisfy tax withholding obligations on the exercise of stock options and the vesting of restricted stock awards with a cost basis of $2.4 million. At September 30, 2019, the Company held 1,736,220 shares of treasury stock. No treasury stock existed prior to the Merger.
Preferred Stock — In conjunction with the Merger, all legacy BioScrip preferred stock was settled, and no preferred stock is outstanding as of September 30, 2019. There was no preferred stock existing as of December 31, 2018.
17. RELATED-PARTY TRANSACTIONS
Management Equity Ownership Plan — In October 2015, HC I implemented an equity ownership and incentive plan for certain officers and employees of Option Care. The officers were able to purchase membership units in HC I and could fund a portion of the purchase with a loan from Option Care. These loans were treated as a shareholder contribution in Option Care. For the nine months ended September 30, 2019 and 2018, $0 and $0.4 million, respectively, were credited to paid-in capital related to HC I membership units purchased with a loan from Option Care. There were no shareholder redemptions during the three months ended September 30, 2019. During the nine months ended September 30, 2019, shareholder redemptions totaled $2.4 million, comprised of a cash distribution to HC I of $2.0 million and notes redeemed of $0.4 million.
During the three months ended September 30, 2019, prior to the Merger, Option Care sold its notes receivable from management, along with all accrued interest expense, to a third-party bank. Option Care received cash proceeds of $1.3 million, which represented payment of $1.1 million in outstanding notes receivable from management and payment of $0.2 million in accrued interest expense. Notes receivable from management of $0 and $1.6 million remained outstanding as of September 30, 2019 and December 31, 2018, respectively. The notes receivable from management and associated interest receivable are recorded in management notes receivable as a reduction to equity on the Company’s condensed consolidated balance sheets as of December 31, 2018.
Transactions with Equity-Method Investees — The Company provides management services to its joint ventures such as accounting, invoicing and collections in addition to day-to-day managerial support of the operations of the businesses. The Company recorded management fee income of $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. The Company recorded management fee income of $0.6 million and $1.6 million for the three and nine months ended September 30, 2018, respectively. Management fees are recorded in net revenues in the accompanying unaudited condensed consolidated statements of comprehensive income (loss).
The Company had amounts due to its joint ventures of $3.1 million as of September 30, 2019. The Company also had amounts due to its joint ventures of $0.9 million and amounts due from its joint ventures of $0.1 million as of December 31, 2018. These payables were included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and these receivables were included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. These balances primarily relate to cash collections received by the Company on behalf of the joint ventures, offset by certain pharmaceutical inventories purchased by the Company on behalf of the joint ventures.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains statements not purely historical and which may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act’), including statements regarding our expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. This Quarterly Report contains, among others, forward-looking statements based upon current expectations that involve numerous risks and uncertainties, including those described in Item 1A “Risk Factors”.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance, involve risks and uncertainties and that actual results may differ materially from those possible results discussed in the forward-looking statements as a result of various factors.
Do not place undue reliance on such forward-looking statements as they speak only as of the date they are made. Except as required by law, the Company assumes no obligation to publicly update or revise any forward-looking statement even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, references in this report to "Option Care Health," the “Company,” “we,” “us” and “our” refer to Option Care Health, Inc. and its consolidated subsidiaries. The following discussion and analysis of the financial condition and results of operations of Option Care Health, Inc. (“Option Care Health”, or the “Company”) should be read in conjunction with the audited consolidated financial statements and related notes, as presented in the definitive merger proxy filed with the Securities and Exchange Commission on June 26, 2019, as well as the Company’s unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.
Business Overview
Option Care Health, and its wholly-owned subsidiaries, provides infusion therapy and other ancillary health care services through a national network of 132 locations around the United States. The Company contracts with managed care organizations, third-party payers, hospitals, physicians, and other referral sources to provide pharmaceuticals and complex compounded solutions to patients for intravenous delivery in the patients’ homes or other nonhospital settings. Our services are provided in coordination with, and under the direction of, the patient’s physician. Our multidisciplinary team of clinicians, including pharmacists, nurses, dietitians and respiratory therapists, work with the physician to develop a plan of care suited to each patient’s specific needs. We provide home infusion services consisting of anti-infectives, nutrition support, bleeding disorder therapies, immunoglobulin therapy, and other therapies for chronic and acute conditions.
HC Group Holdings II, Inc. (“HC II”) was incorporated under the laws of the State of Delaware on January 7, 2015, with its sole shareholder being HC Group Holdings I, LLC. (“HC I”). On April 7, 2015, HC I and HC II collectively acquired Walgreens Infusion Services, Inc. and its subsidiaries from Walgreen Co., and the business was rebranded as Option Care, Inc. (“Option Care”).
On March 14, 2019, HC I and HC II entered into a definitive agreement (the “Merger Agreement”) to merge with and into a wholly-owned subsidiary of BioScrip, Inc. (“BioScrip”) (the “Merger”), a national provider of infusion and home care management solutions, which was completed on August 6, 2019 (the “Merger Date”). The Merger was accounted for as a reverse merger under the acquisition method of accounting for business combinations with Option Care being considered the accounting acquirer and BioScrip being considered the legal acquirer. Following the close of the transaction, BioScrip was rebranded as Option Care Health, Inc. and the combined company’s stock, par value $0.0001, was listed on the Nasdaq Capital Market as of September 30, 2019. See Note 3, Business Acquisitions, of the unaudited condensed consolidated financial statements for further discussion on the Merger.
Merger Integration Execution
The Merger of Option Care and BioScrip into Option Care Health has created an opportunity to realize cost synergies while continuing to drive organic growth in chronic and acute therapies through our expanded national platform. Option Care

Health is well-positioned to leverage the investments in corporate infrastructure and drive economies of scale as a result of the Merger. The forecasted synergy categories are as follows:

•
Selling, General and Administrative Expenses Savings. Merged corporate infrastructure has created significant opportunity for streamlining corporate and administrative costs, including headcount and functional spend.

•
Network Optimization. The previous investments in technology and compounding pharmacies, along with the overlapping geographic footprint, allows for facility rationalization and the optimization of assets.

•
Procurement Savings. The enhanced scale of the Company generates supply chain efficiencies through increased purchasing leverage. The Company’s platform is also positioned to be the partner of choice for pharmaceutical manufacturers seeking innovative distribution channels and patient support models to access the market.

We believe the achievement of these synergies will enable the delivery of high-quality, cost-effective solutions to providers across the country and help facilitate the introduction of new therapies to the marketplace while improving the profitability profile of the Company.
Changes to Medicare Reimbursement
In recent years, legislative changes have resulted in reductions in reimbursement under government healthcare programs. In December 2016, the Cures Act legislation was signed into law, which included a decrease to drug pricing for Medicare Part B Durable Medical Equipment infusion drugs administered in an alternate site setting effective January 1, 2017. The original legislation did not provide for reimbursement for the service component until 2021. Center for Medicare and Medicaid Services issued a final rule in October 2018 implementing a temporary transition benefit for Medicare Part B home infusion services, which will continue from January 1, 2019 until January 1, 2021. This temporary transition benefit defines professional services as only including nursing, and not pharmacy, care planning, care coordination, or monitoring, and only pays for an infusion day when the nurse is in the home, which continues to have a negative financial impact on our business.
Acquisitions
The Company has made strategic acquisitions to expand both its national footprint as well as its service line offering. These acquisitions are comprised of the following:
Option Care merged with BioScrip on August 6, 2019. BioScrip was a national provider of infusion and home care management, who partnered with physicians, hospital systems, payers, pharmaceutical manufacturers and skilled nursing facilities to provide patients access to post-acute care services. The fair value of purchase consideration transferred, net of cash acquired, on the closing date of $1,087.2 million includes the value of the number of shares of the combined company to be owned by BioScrip shareholders at closing of the Merger, the value of common shares to be issued to certain warrant and preferred shareholders in conjunction with the Merger, the value of stock-based instruments that were vested or earned as of the Merger, and cash payments made in conjunction with the Merger. The fair value per share of BioScrip’s common stock was $2.67 per share on August 6, 2019. For additional information on this transaction, see Note 3, Business Acquisitions, of the unaudited condensed consolidated financial statements.
In September 2018, we completed the acquisition of 100% of the outstanding shares of Home I.V. Specialists, Inc. (“Home IV”), for a purchase price of $11.6 million, net of cash acquired. The Home IV acquisition expands our presence in Arkansas as we acquired Home IV’s three pharmacy locations in that state.
In August 2018, we completed the acquisition of certain assets of Baptist Health in Little Rock, Arkansas, for a purchase price of $1.0 million.
Composition of Results of Operations
The following results of operations include the accounts of Option Care Health and our subsidiaries for the three and nine months ended September 30, 2019 and 2018. The BioScrip results have been included since the August 6, 2019 Merger Date.
Net Revenue
Infusion and related health care services revenue is reported at the estimated net realizable amounts from third-party payers and patients for goods sold and services rendered. When pharmaceuticals are provided to a patient, revenue is recognized upon delivery of the goods. When nursing services are provided, revenue is recognized when the services are rendered.
Due to the nature of the health care industry and the reimbursement environment in which the Company operates, certain estimates are required to record revenue and accounts receivable at their net realizable values at the time goods or services are provided. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements and the uncertainty of reimbursement amounts for certain services from certain payers may result in adjustments to amounts originally recorded.
Cost of Revenue
Cost of revenue consists of the actual cost of pharmaceuticals and other medical supplies dispensed to patients. In addition to product costs, cost of revenue includes warehousing costs, purchasing costs, depreciation expense relating to revenue-generating assets, such as infusion pumps, shipping and handling costs, and wages and related costs for the pharmacists, nurses, and all other employees and contracted workers directly involved in providing service to the patient.
The Company receives volume-based rebates and prompt payment discounts from some of its pharmaceutical and medical supplies vendors. These payments are recorded as a reduction of inventory and are accounted for as a reduction of cost of revenue when the related inventory is sold.
Operating Costs and Expenses
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries for administrative employees that directly and indirectly support the operations, occupancy costs, marketing expenditures, insurance, and professional fees.
Depreciation and Amortization Expense. Depreciation within this caption includes infrastructure items such as computer hardware and software, office equipment and leasehold improvements. Depreciation of revenue-generating assets, such as infusion pumps, is included in cost of revenue.
Other Income (Expense)
Interest Expense, Net. Interest expense consists principally of interest payments on the Company’s outstanding borrowings under the ABL Facility, the First Lien Term Loan and Second Lien Notes, as well as the amortization of discount and deferred financing fees. Refer to the “Liquidity and Capital Resources” section below for further discussion of these outstanding borrowings.
Equity in Earnings of Joint Ventures. Equity in earnings of joint ventures consists of our proportionate share of equity earnings or losses from equity investments in two infusion joint ventures with health systems.
Other, Net. Other income (expense) primarily includes third-party fees paid in conjunction with our 2019 debt issuance of the Loan Facilities and Second Lien Notes and loss on extinguishment of debt for the Company’s Previous Credit Facilities.
Income Tax (Benefit) Expense. The Company is subject to taxation in the United States and various states. The Company’s income tax (benefit) expense is reflective of the current federal tax rates.
Change in unrealized (losses) gains on cash flow hedges, net of income taxes. Change in unrealized (losses) gains on cash flow hedges, net of income taxes, consists of the gains and losses associated with the changes in the fair value of hedging instruments related to the interest rate caps and interest rate swaps, net of income taxes.
Results of Operations
The following table presents Option Care Health’s consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019 (unaudited)		2018 (unaudited)		2019 (unaudited)		2018 (unaudited)
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
NET REVENUE	$615,880	100.0%	$493,928	100.0%	$1,589,638	100.0%	$1,434,061	100.0%
COST OF REVENUE	478,107	77.6%	385,683	78.1%	1,252,281	78.8%	1,122,846	78.3%
GROSS PROFIT	137,773	22.4%	108,245	21.9%	337,357	21.2%	311,215	21.7%

OPERATING COSTS AND EXPENSES:
Selling, general and administrative expenses	133,475	21.7%	85,929	17.4%	315,815	19.9%	258,314	18.0%
Depreciation and amortization expense	16,023	2.6%	9,557	1.9%	36,142	2.3%	28,180	2.0%
Total operating expenses	149,498	24.3%	95,486	19.3%	351,957	22.1%	286,494	20.0%
OPERATING (LOSS) INCOME	(11,725)	(1.9)%	12,759	2.6%	(14,600)	(0.9)%	24,721	1.7%

OTHER INCOME (EXPENSE):
Interest expense, net	(21,509)	(3.5)%	(11,025)	(2.2)%	(44,117)	(2.8)%	(34,313)	(2.4)%
Equity in earnings of joint ventures	826	0.1%	301	0.1%	2,018	0.1%	656	—%
Other, net	(6,810)	(1.1)%	139	—%	(6,679)	(0.4)%	(2,170)	(0.2)%
Total other expense	(27,493)	(4.5)%	(10,585)	(2.1)%	(48,778)	(3.1)%	(35,827)	(2.5)%

(LOSS) INCOME BEFORE INCOME TAXES	(39,218)	(6.4)%	2,174	0.4%	(63,378)	(4.0)%	(11,106)	(0.8)%
INCOME TAX EXPENSE (BENEFIT)	3,576	0.6%	383	0.1%	(3,269)	(0.2)%	(1,737)	(0.1)%
NET (LOSS) INCOME	$(42,794)	(6.9)%	$1,791	0.4%	$(60,109)	(3.8)%	$(9,369)	(0.7)%

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Change in unrealized (losses) gains on cash flow hedges, net of income taxes of $32, ($34), $259 and ($530), respectively	(8,249)	(1.3)%	187	—%	(8,727)	(0.5)%	1,635	0.1%
OTHER COMPREHENSIVE (LOSS) INCOME	(8,249)	(1.3)%	187	—%	(8,727)	(0.5)%	1,635	0.1%
NET COMPREHENSIVE (LOSS) INCOME	$(51,043)	(8.3)%	$1,978	0.4%	$(68,836)	(4.3)%	$(7,734)	(0.5)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following tables present selected consolidated comparative results of operations from Option Care Health’s unaudited condensed consolidated financial statements for the three month periods ended September 30, 2019 and September 30, 2018.

Net Revenue

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Net revenue	$615,880	$121,952	24.7%	$493,928

The 24.7% increase in net revenue was primarily driven by additional revenue following the Merger of $119.1 million.
Cost of Revenue

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Cost of revenue	$478,107	$92,424	24.0%	$385,683
Gross profit margin	22.4%			21.9%
The increase in cost of revenue was driven by organic growth and the impact of the Merger. The increase in gross margin percentage was driven by therapy mix shift.
Operating Expenses

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Selling, general and administrative expenses	$133,475	$47,546	55.3%	$85,929
Depreciation and amortization expense	16,023	6,466	67.7%	9,557
Total operating expenses	$149,498	$54,012	56.6%	$95,486

Operating expenses increased for the three months ended September 30, 2019 due to transaction and integration expenses of $21.2 million during the quarter as well as the impact of the Merger.
The increase in depreciation and amortization was primarily related to the depreciation of the fixed assets acquired and the amortization of the intangibles acquired from the Merger of $3.0 million and $2.6 million, respectively.
Other Income (Expense)

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Interest expense, net	$(21,509)	$(10,484)	95.1%	$(11,025)
Equity in earnings of joint ventures	826	525	174.4%	301
Other, net	(6,810)	(6,949)	(4,999.3)%	139
Total other expense	$(27,493)	$(16,908)	159.7%	$(10,585)

The $10.5 million increase in interest expense was primarily attributable to the interest expense on the new debt issued to us in conjunction with the Merger. The balance of long-term debt increased from $551.5 million at December 31, 2018 to $1,325.0 million at September 30, 2019. See Note 11, Indebtedness, of the unaudited condensed consolidated financial statements.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Income tax expense (benefit)	$3,576	$3,193	833.7%	$383
As a result of the Merger, the Company recorded a full valuation allowance against all of its net U.S. federal and state deferred tax assets with the exception of $1.0 million of estimated state net operating losses (“NOL”). Because of the Company’s full valuation allowance, the Company’s tax expense for the three months ended September 30, 2019 is only composed of quarterly tax liabilities attributable to separate company state tax returns as well as the Company’s deferred tax expense recognized during the third quarter of 2019 prior to the Merger. These tax expense items created a negative quarterly effective tax rate of 9.1% during the three months ended September 30, 2019. During the three months ended September 30, 2018, the effective tax rate was 17.6%. These quarterly rates differ from the Company’s 21% federal statutory rate primarily due to certain state and local taxes, non-deductible costs, and resolution of certain tax matters.
Net (Loss) Income and Other Comprehensive (Loss) Income

	Three Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Net (loss) income	$(42,794)	$(44,585)	(2,489.4)%	$1,791
Other comprehensive income (loss), net of tax:
Changes in unrealized (losses) gains on cash flow hedges, net of income taxes	(8,249)	(8,436)	(4,511.2)%	187
Other comprehensive (loss) income	(8,249)	(8,436)	(4,511.2)%	187
Net comprehensive (loss) income	$(51,043)	$(53,021)	(2,680.5)%	$1,978
The change in net (loss) income of $44.6 million was primarily related to the transaction-related expenses incurred in conjunction with the Merger, as well as the increased interest expense on the increased indebtedness.
Changes in unrealized (losses) gains on cash flow hedges, net of income taxes, decreased $8.4 million. The decrease in the variable interest rates during the third quarter of 2019 and projected as of September 30, 2019 resulted in a corresponding liability on the fair value of the interest rate swap. The three months ended September 30, 2018 related to fluctuations on interest rate caps on $250.0 million of the Previous First Lien Term Loan.
Net comprehensive loss was $51.0 million for the three months ended September 30, 2019, compared to net comprehensive income of $2.0 million for the three months ended September 30, 2018, as a result of the changes in net (loss) income, discussed above, further reduced by the impact of the fair value of the interest rate swaps on the first $911.1 million of First Lien Term Loan.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following tables present selected consolidated comparative results of operations from the Company’s unaudited condensed consolidated financial statements for the nine month periods ended September 30, 2019 and September 30, 2018.

Net Revenue

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Net revenue	$1,589,638	$155,577	10.8%	$1,434,061

The 10.8% increase in net revenue was driven by additional revenue following the Merger for $119.1 million, as well as growth in the Company’s portfolio of therapies.
Cost of Revenue

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Cost of revenue	$1,252,281	$129,435	11.5%	$1,122,846
Gross profit margin	21.2%			21.7%
The 11.5% increase in cost of revenue was primarily attributable to the increase in revenue. The decrease in gross margin was driven by the therapy mix shift.
Operating Expenses

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Selling, general and administrative expenses	$315,815	$57,501	22.3%	$258,314
Depreciation and amortization expense	36,142	7,962	28.3%	28,180
Total operating expenses	$351,957	$65,463	22.8%	$286,494

Spending leverage declined by 1.9% from 18.0% of revenue for the nine months ended September 30, 2018 to 19.9% for the nine months ended September 30, 2019 driven by transaction and integration expenses of $38.8 million during the nine months as well as the impact of the Merger.
The increase in depreciation and amortization was primarily related to the additional expense resulting from the Merger, as well as the investment in capital expenditures in 2018.
Other Income (Expense)

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Interest expense, net	$(44,117)	$(9,804)	28.6%	$(34,313)
Equity in earnings of joint ventures	2,018	1,362	207.6%	656
Other, net	(6,679)	(4,509)	207.8%	(2,170)
Total other expense	$(48,778)	$(12,951)	36.1%	$(35,827)

The increase in interest expense of 28.6% was primarily attributable to the additional expense related to the new debt issued at the close of the Merger, discussed above.
Income Tax Expense (Benefit)

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Income tax expense (benefit)	$(3,269)	$(1,532)	88.2%	$(1,737)
The Company’s tax benefit for the nine months ended September 30, 2019 is primarily comprised of estimated state tax liabilities, as no net deferred benefit or expense was realized during 2019 due to the establishment of the valuation allowance at the time of the Merger. This results in an effective tax rate of 5.2% for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the effective tax rate was 15.6%. These rates differ from the Company’s 21% federal statutory rate primarily due to certain state and local taxes, non-deductible costs, and resolution of certain tax matters.
Net (Loss) Income and Other Comprehensive (Loss) Income

	Nine Months Ended September 30,
	2019			2018
	(unaudited)	Variance		(unaudited)

	(in thousands, except for percentages)
Net (loss) income	$(60,109)	$(50,740)	541.6%	$(9,369)
Other comprehensive income (loss), net of tax:
Changes in unrealized (losses) gains on cash flow hedges, net of income taxes	(8,727)	(10,362)	(633.8)%	1,635
Other comprehensive (loss) income	(8,727)	(10,362)	(633.8)%	1,635
Net comprehensive (loss) income	$(68,836)	$(61,102)	790.0%	$(7,734)
Net loss increased $50.7 million primarily driven by increased depreciation and amortization expense, transaction expenses and integration costs for the Merger, increased interest expense, as well as the loss on the extinguishment of debt and third-party fees on the debt.
Changes in unrealized (losses) gains on cash flow hedges, net of income taxes, decreased as a result of the decrease in the variable interest rates during 2019. The interest rate swaps in 2019 are hedging against the first $911.1 million of the First Lien Term Loan, whereas the interest rate caps in 2018 through April 2019 were on the first $250.0 million of the Previous First Lien Term Loan resulting in a larger impact on unrealized (losses) gains on cash flow hedges in 2019.
Net comprehensive loss increased $61.1 million for the nine months ended September 30, 2019 as a result of the changes in net loss, discussed above, further reduced by the impact of the fair value of the hedging instruments.

Liquidity and Capital Resources
For the nine months ended September 30, 2019 and the twelve months ended December 31, 2018, the Company’s primary sources of liquidity were cash on hand of $52.8 million and $36.4 million, respectively, as well as borrowings under its credit facilities, described further below. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company’s positive cash flows from operations have enabled investments in pharmacy and information technology infrastructure to support growth and create additional capacity in the future, as well as pursue acquisitions.
The Company’s primary uses of cash include supporting our ongoing business activities and investment in various acquisitions and our infrastructure to support additional business volumes. Ongoing operating cash outflows are associated with procuring and dispensing prescription drugs, personnel and other costs associated with servicing patients, as well as paying cash interest on the outstanding debt. Ongoing investing cash flows are primarily associated with capital projects related to business acquisitions, the improvement and maintenance of our pharmacy facilities and investment in our information technology systems. Ongoing financing cash flows are primarily associated with the quarterly principal payments on our outstanding debt. In addition to these ongoing investing and financing activities, during the three months ended September 30, 2019, the Company entered into the Merger Agreement, and the Merger resulted in one-time cash used in investing activities of $700.2 million and net cash provided by financing activities of $717.8 million.
Our business strategy includes the selective acquisition of additional infusion pharmacies and other related healthcare businesses. We continue to evaluate acquisition opportunities and view acquisitions as a key part of our growth strategy. The Company historically has funded its acquisitions with cash with the exception of the Merger. The Company may require additional capital in excess of current availability in order to complete future acquisitions. It is impossible to predict the amount of capital that may be required for acquisitions, and there is no assurance that sufficient financing for these activities will be available on acceptable terms.
Short-Term and Long-Term Liquidity Requirements
The Company’s ability to make principal and interest payments on any borrowings under our credit facilities and our ability to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, regulatory and other conditions. Based on our current level of operations and planned capital expenditures, we believe that our existing cash balances and expected cash flows generated from operations will be sufficient to meet our operating requirements for at least the next 12 months. We may require additional borrowings under our credit facilities and alternative forms of financings or investments to achieve our longer-term strategic plans.
Credit Facilities
On August 6, 2019, the Company repaid the outstanding balance of the Previous Term Loans and retired the outstanding credit arrangements for $551.7 million. Proceeds of $575.0 million from the two new credit arrangements and indenture, discussed below, were also used, in part, to repay the outstanding debt of BioScrip as of the Merger.
In conjunction with the Merger, the Company entered into an asset-based-lending revolving credit facility and a first lien term loan facility. The Company also issued senior secured second lien PIK toggle floating rate notes due 2027 (the “Second Lien Notes”). The two new credit agreements and the indenture were entered into on August 6, 2019 and provide for up to $1,475.0 million in senior secured credit facilities through a $150.0 million asset-based-lending revolving credit facility (the “ABL Facility”), a $925.0 million first lien term loan (the “First Lien Term Loan”, and together with the ABL Facility, the “Loan Facilities”), and a $400.0 million issuance of Second Lien Notes. Amounts borrowed under the credit agreements are secured by substantially all of the assets of the Company.
The ABL Facility credit agreement provides for borrowings up to $150.0 million, which matures on August 6, 2024. The ABL Facility bears interest at a per annum rate that is determined by the Company’s periodic selection of rate type, either the Base Rate or the Eurocurrency Rate. The Base Rate is charged between 1.25% and 1.75% and the Eurocurrency Rate is charged between 2.25% and 2.75% based on the historical excess availability as a percentage of the Line Cap, as defined in the ABL Facility credit agreement. The revolving credit facility contains commitment fees payable on the unused portion of the ABL ranging from 0.25% to 0.375%, depending on various factors including the Company’s leverage ratio, type of loan and rate type, and letter of credit fees of 2.5%. The Company had no outstanding borrowings under the ABL Facility at September 30, 2019. The Company had $9.6 million of undrawn letters of credit issued and outstanding, resulting in net borrowing availability under the ABL of $140.4 million as of September 30, 2019.

The principal balance of the First Lien Term Loan is repayable in quarterly installments of $2.3 million plus interest, with a final payment of all remaining outstanding principal due on August 6, 2026. The quarterly principal payments will commence in March of 2020. Interest on the First Lien Term Loan is payable monthly on Base Rate loans at Base Rate, as defined, plus 3.25% to 3.50%, depending on the Company’s leverage ratio. Interest is charged on Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on the Company’s leverage ratio. The interest rate on the First Lien Term Loan was 6.61% as of September 30, 2019.
The Second Lien Notes mature on August 6, 2027. Interest on the Second Lien Notes is payable quarterly and is at the greater of 1% or LIBOR, plus 8.75%. The Company elected to pay-in-kind the first quarterly interest payment, due in November 2019, which will result in the Company capitalizing the interest payment to the principal balance on the interest payment date; The interest rate on the Second Lien Notes was 10.89% as of September 30, 2019.

Cash Flows

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table presents selected data from Option Care Health’s unaudited condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2019		2018
	(unaudited)	Variance	(unaudited)

	(in thousands)
Net cash provided by operating activities	$16,570	$4,372	$12,198
Net cash used in investing activities	(712,684)	(682,051)	(30,633)
Net cash provided by (used in) financing activities	712,512	715,624	(3,112)
Net increase (decrease) in cash and cash equivalents	16,398	37,945	(21,547)
Cash and cash equivalents - beginning of period	36,391	(16,725)	53,116
Cash and cash equivalents - end of period	$52,789	$21,220	$31,569
Cash Flows from Operating Activities
For the nine months ended September 30, 2019, Option Care Health generated $16.6 million in cash flow from operating activities, a $4.4 million increase over the nine months ended September 30, 2018. The primary drivers of the cash provided by operating activities for the nine months ended September 30, 2019 are discussed below:
(i)The positive change in accounts receivable for the nine months ended September 30, 2019 of $71.0 million primarily related to the Company’s efforts to increase cash velocity and improve the aging of the receivables balance. The negative change in accounts receivable for the nine months ended September 30, 2018 of $32.5 million was primarily related to the disruption from the deployment of the new pharmacy dispensing system over the course of the year causing a more aged accounts receivable profile.
(ii)The negative change in accounts payable of $36.2 million in 2019 related to timing of vendor payments in the ordinary course of business as well as a net pay down of $9.2 million of acquired payables from the Merger. The positive change in accounts payable of $8.7 million in 2018 related to timing of vendor payments in the ordinary course of business.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, Option Care Health used $712.7 million in cash for investing activities as compared to $30.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the cash used was primarily attributable to the Merger of $700.2 million as well as investments in pharmacy and information technology infrastructure of $13.2 million. Similarly, for the nine months ended September 30, 2018, $20.7 million was invested in our pharmacies and information technology and $9.9 million was deployed for the Baptist Health and Home IV, Inc. acquisitions.

Cash Flows from Financing Activities
Cash flows from financing increased $715.6 million from cash used in financing activities of $3.1 million for the nine months ended September 30, 2018 to cash provided by financing activities of $712.5 million for the nine months ended September 30, 2019. The change is primarily related to the proceeds from the issuance of new debt of $981.1 million, partially offset by the retirement of the Company’s previous debt of $226.7 million and the payment of deferred financing costs of $36.5 million for the nine months ended September 30, 2019. Cash used in financing activities for the nine months ended September 30, 2018 primarily related to repayments of the Previous Credit Facilities.
Commitments and Contractual Obligations
The following table presents Option Care Health’s commitments and contractual obligations as of September 30, 2019, as well as its long-term obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations (1)	$1,325,000	$6,938	$18,500	$18,500	$1,281,062
Interest payments on long-term debt obligations (2)	809,460	106,010	219,212	207,732	276,506
Operating lease obligations	99,769	25,891	35,384	19,804	18,690
Total	$2,234,229	$138,839	$273,096	$246,036	$1,576,258

(1)	Includes aggregate principal payment on the new indebtedness from the First Lien Term Loan and the Second Lien Notes incurred in 2019.

(2)
Interest payments calculated based on LIBOR rate as of September 30, 2019. Actual payments are based on changes in LIBOR. Calculated interest payments exclude interest rate swap agreements the Company entered into in connection with the new indebtedness incurred in 2019.

Other long-term liabilities were excluded from this table, as the Company is unable to determine the timing of future payments. There were no significant capital expenditure commitments as of September 30, 2019. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding.
Off-Balance Sheet Arrangements
As of September 30, 2019, Option Care Health did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
The Company prepares its unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”), which requires the Company to make estimates and assumptions. The Company evaluates its estimates and judgments on an ongoing basis. Estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period presented. The Company’s actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.

There have been no significant changes in the critical accounting estimates from those described in the Company’s audited consolidated financial statements and related notes, as presented in the definitive merger proxy filed on June 26, 2019, and those financial statements incorporated by reference therein.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
Interest Rate Risk

The Company’s primary market risk exposure is changing LIBOR‑based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our First Lien Term Loan bears interest at a floating rate equal to our option of a rate per annum equal to (i) on Base Rate loans, at a Base Rate, plus 3.25% to 3.50%, depending on our leverage ratio and (ii) Eurocurrency Rate loans at the Eurocurrency Rate, as defined, plus 4.25% to 4.50%, depending on our leverage ratio. Our Second Lien Notes bear interest at the greater of 1.00% or LIBOR, plus 8.75%. Our ABL Facility bears interest on Base Rate loans at the Base Rate plus 1.25% to 1.75% and on Eurocurrency Rate loans at the Eurocurrency Rate plus 2.25% to 2.75%. At September 30, 2019, we had total outstanding debt of $925.0 million under our First Lien Term Loan. As of September 30, 2019, we had $400.0 million Second Lien Notes issued and outstanding. We had no outstanding borrowings under the ABL Facility as of September 30, 2019.
Based on the amounts outstanding coupled with interest rate swaps, a 100-basis point increase or decrease in market interest rates over a twelve-month period would result in a change to interest expense of $0.1 million. We do not anticipate a significant impact from a change in market interest rates through the period of the interest rate swaps, discussed further in Note 12, Derivative Instruments, of the unaudited condensed consolidated financial statements and the notes related thereto included elsewhere in this report.
Foreign Exchange Risk

All sales are in the U.S. and are U.S. dollar denominated. Option Care Health makes a limited amount of purchases from foreign sources, which subjects Option Care Health to foreign currency exchange risk. As a result of the limited amount of transactions in a foreign currency, Option Care Health does not expect its future cash flows or operating results to be affected to any significant degree by foreign currency exchange risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Controls over Financial Reporting

The Merger, which was completed on August 6, 2019, has had a material impact on the financial position, results of operations, and cash flows of the combined company from the date of acquisition through September 30, 2019. The business combination also resulted in material changes in the combined company's internal controls over financial reporting. The Company is in the process of designing and integrating policies, processes, operations, technology, and other components of internal controls over financial reporting of the combined company. Management will monitor the implementation of new controls and test the operating effectiveness when instances are available in future periods.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
 For a summary of legal proceedings, refer to Note 14, Commitments and Contingencies, of the unaudited condensed consolidated financial statements included elsewhere in this report.

Item 1A.	Risk Factors
Investors should carefully consider the following risk factors.

Our revenue and profitability will decline if the pharmaceutical industry undergoes certain changes, including limiting or discontinuing research, development, production and marketing of the pharmaceuticals that are compatible with the services we provide.

Our business is highly dependent on the ability of pharmaceutical manufacturers to develop, supply and market pharmaceuticals that are compatible with the services we provide. Our revenue and profitability will decline if those companies were to sell pharmaceuticals directly to the public, fail to support existing pharmaceuticals or develop new pharmaceuticals with different administration requirements than our service offerings are currently equipped to handle. Our business could also be harmed if the pharmaceutical industry experiences any supply shortages, pharmaceutical recalls, changes in the Food and Drug Administration (“FDA”) approval processes, or changes to how pharmaceutical manufacturers finance, promote or sell pharmaceutical products. A reduction in the supply of and market for pharmaceuticals that are compatible with the services we provide may have a material adverse effect on our financial condition and results of operations.

If we lose relationships with managed care organizations (“MCOs”) and other non-governmental third party payers, we could lose access to a significant number of patients and our revenue and profitability could decline.

We are highly dependent on reimbursement from MCOs, government programs such as Medicare and Medicaid and commercial insurers (collectively, “Third Party Payers”). For the three and nine months ended September 30, 2019, respectively, 85% and 86% of our revenue came from managed care organizations and other nongovernmental payers, including Medicare Advantage plans, Managed Medicaid plans, pharmacy benefit managers (“PBM’s”), and self-pay patients. Many payers seek to limit the number of providers that supply pharmaceuticals to their enrollees in order to build volume that justifies their discounted pricing. From time to time, payers with whom we have relationships require that we bid against our competitors to keep their business. As a result of this bidding process, we may not be retained, and even if we are retained, the prices at which we are able to retain the business may be reduced. The loss of a payer relationship could significantly reduce the number of patients we serve and have a material adverse effect on our revenue and net income, and a reduction in pricing could reduce our gross margins and net income.

The healthcare industry is highly competitive.

The healthcare industry is highly competitive. We compete directly with national, regional and local healthcare providers. There are many other companies and individuals currently providing healthcare services that we provide, many of which have been in business longer and/or have substantially more resources. Other companies could enter the healthcare industry in the future and divert some or all of our business. We expect to continue to encounter competition in the future that could limit our ability to grow revenue and/or maintain acceptable pricing levels.
Some of our competitors have vertically integrated business models with commercial payers, or are under common control with, or owned by, pharmaceutical wholesalers and distributors, managed care organizations, PBMs or retail pharmacy chains and may be better positioned with respect to the cost-effective distribution of pharmaceuticals. In addition, some of our competitors may have secured long-term supply or distribution arrangements for prescription pharmaceuticals necessary to treat certain chronic disease states on price terms substantially more favorable than the terms currently available to us. Consequently, we may be less price competitive than some of these competitors with respect to certain pharmaceutical products.
Accountable Care Organizations (“ACOs”) and other clinical integration models may result in lower reimbursement rates. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise interfere with the ability of managed care companies to contract with us. Increasing consolidation in the payer and supplier industries, including vertical integration efforts among insurers, providers, and suppliers, and cost-reduction strategies by large employer groups and their affiliates may limit our ability to negotiate favorable terms and conditions in our contracts and otherwise intensify competitive pressure. In addition, our competitive position could be adversely affected by any inability to obtain access to new biotech pharmaceutical products

Delays in reimbursement may adversely affect our liquidity, cash flows and operating results.
The reimbursement process for the services we provide is complex, resulting in delays between the time we bill for a service and receipt of payment that can be significant. Reimbursement and procedural issues often require us to resubmit claims multiple times and respond to multiple administrative requests before payment is remitted. The collection of accounts receivable is challenging, and requires constant focus and involvement by management and ongoing enhancements to information systems and billing center operating procedures. While management believes that our controls and processes are satisfactory, there can be no assurance that collections of accounts receivable will continue at historical rates. The risks associated with third-party payers and the inability to collect outstanding accounts receivable could have a material adverse effect on our liquidity, cash flows and operating results.

We are subject to pricing pressures and other risks involved with Third Party Payers.
Competition to provide healthcare services, efforts by traditional Third Party Payers to contain or reduce healthcare costs, and the increasing influence of managed care payers such as health maintenance organizations, has resulted in reduced rates of reimbursement for home infusion and specialty pharmacy services. Changes in reimbursement policies of governmental third party payers, including policies relating to Medicare, Medicaid and other federal and state funded programs, could reduce the amounts reimbursed to our customers for our products and, in turn, the amount these customers would be willing to pay for our products and services, or could directly reduce the amounts payable to us by such payers. Pricing pressures by Third Party Payers may continue, and these trends may adversely affect our business.
Also, continued growth in managed care plans has pressured healthcare providers to find ways of becoming more cost competitive. MCOs have grown substantially in terms of the percentage of the population they cover and in terms of the portion of the healthcare economy they control. MCOs have continued to consolidate to enhance their ability to influence the delivery of healthcare services and to exert pressure to control healthcare costs. A rapid concentration of revenue derived from individual managed care payers could harm our business.
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
Our contracts generally use certain published benchmarks to establish pricing for the reimbursement of prescription medications we dispense. These benchmarks include average wholesale price (“AWP”), wholesale acquisition cost, and average manufacturer price. Many of our contracts utilize the AWP benchmark. Publication of the AWP benchmark was expected to cease in 2011 as a result of the settlement of class-action lawsuits brought against First DataBank and Medi-Span, third-party publishers of various pricing benchmarks. However, Medi-Span continues to publish the AWP benchmark and has indicated that it will continue to do so until a new benchmark is widely accepted. Several industry participants have explored establishing a new benchmark but there is not currently a viable generally accepted alternative to the AWP benchmark. Without a suitable pricing benchmark in place, many of our contracts will have to be modified and could potentially change the economic structure of our agreements.
Pending and future litigation could subject us to significant monetary damages and/or require us to change our business practices.
We employ pharmacists, dieticians, nurses and other health care professionals. We are subject to liability for negligent acts, omissions, or injuries occurring at one of these clinics or caused by one of our employees. We are subject to risks relating to asserted claims, litigation and other proceedings in connection with our operations. We are or may face claims or become a party to a variety of legal actions that affect our business, including breach of contract actions, employment and employment discrimination-related suits, employee benefit claims, stockholder suits and other securities laws claims, and tort claims. Due to the nature of our business, we, through our employees and caregivers who provide services on our behalf, may be the subject of medical malpractice claims. A court could find these individuals should be considered our agents, and, as a result, we could be held liable for their acts or omissions.
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
Our insurance coverage also includes fire, property damage and general liability with varying limits. We cannot assure that the insurance we maintain will satisfy claims made against us or that insurance coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms. Any claims made against us, regardless of their merit or eventual outcome, could damage our reputation and business.
Pressures relating to downturns in the economy could adversely affect our business and consolidated financial statements.
Medicare and other federal and state payers account for a portion of our revenues. During economic downturns and periods of stagnant or slow economic growth, federal and state budgets are typically negatively affected, resulting in reduced reimbursements or delayed payments by the federal and state government health care coverage programs in which we participate, including Medicare, Medicaid, and other federal or state assistance plans. Government programs could also slow or temporarily suspend payments, negatively impacting our cash flow and increasing our working capital needs and interest payments. We have seen, and believe we will continue to see, Medicare and state Medicaid programs institute measures aimed at controlling spending growth, including reductions in reimbursement rates.
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
Acquisitions, strategic investments and strategic relationships involve certain risks.
We may pursue acquisitions, strategic investments in, or strategic relationships with businesses and technologies. Acquisitions may entail numerous risks, including difficulties in assessing values for acquired businesses, intangible assets and technologies, difficulties in the assimilation of acquired operations and products, diversion of management’s attention from other business concerns, assumption of unknown material liabilities of acquired companies, amortization of acquired intangible assets which could reduce future reported earnings, and potential loss of clients or key employees of acquired companies. We may not be able to successfully fully integrate the operations, personnel, services or products that we have acquired or may acquire in the future. Strategic investments may also entail some of the risks described above. If these investments are unsuccessful, we may need to incur charges against earnings. We may also pursue a number of strategic relationships. These relationships and others we may enter into in the future may be important to our business and growth prospects. We may not be able to maintain these relationships or develop new strategic alliances.
Changes in our relationships with pharmaceutical suppliers, including changes in drug availability or pricing, could adversely affect our business and financial results.
We have contractual relationships with pharmaceutical manufacturers to purchase the drugs that we dispense. In order to have access to these pharmaceuticals, and to be able to participate in the launch of new pharmaceuticals, we must maintain a good working relationship with these manufacturers. Most of the manufacturers of the pharmaceuticals we sell have the right to cancel their supply contracts with us without cause and after giving only minimal notice. Any changes to these relationships, including, but not limited, to loss of a manufacturer relationship, drug shortages or changes in pricing, could have an adverse effect on our business and financial results.
Some pharmaceutical manufacturers attempt to limit the number of preferred distributors that may market certain of their pharmaceutical products. We cannot provide assurance that we will be selected and retained as a preferred distributor or can remain a preferred distributor to market these products. Although we believe we can effectively meet our suppliers’ requirements, we cannot provide assurance that we will be able to compete effectively with other providers to retain our position as a distributor of each of our core products. Adverse developments with respect to this trend could have a material adverse effect on our financial condition and results of operations.
A disruption in supply could adversely impact our business.
For the three and nine months ended September 30, 2019, approximately 69% and 72%, respectively, of our pharmaceutical and medical supply purchases are from three vendors. Most of the pharmaceuticals that we purchase are available from multiple sources, and we believe they are available in sufficient quantities to meet our needs and the needs of our patients. We keep safety stock to ensure continuity of service for reasonable, but limited, periods of time. Should a supply disruption result in the inability to obtain especially high margin drugs and compound components necessary for patient care, our consolidated financial statements could be negatively impacted.
A shortage of qualified registered nursing staff, pharmacists and other professionals could adversely affect our ability to attract, train and retrain qualified personnel and could increase operating costs.
Our business relies on our ability to attract and retain nursing staff, pharmacists and other professionals who possess the skills, experience and licenses necessary to meet the requirements of their job responsibilities. From time to time and particularly in recent years, there have been shortages of nursing staff, pharmacists and other professionals in certain local and regional markets. As a result, we are often required to compete for personnel with other healthcare systems and our competitors. Our ability to attract and retain personnel depends on several factors, including our ability to provide them with engaging assignments and competitive salaries and benefits. We may not be successful in any of these areas.
In addition, where labor shortages arise in markets in which we operate, we may face higher costs to attract personnel, and we may have to provide them with more attractive benefit packages than originally anticipated or are being paid in other markets where such shortages do not exist at the time. In either case, such circumstances could cause our profitability to decline. Finally, if we expand our operations into geographic areas where healthcare providers historically have unionized or unionization occurs in our existing geographic areas, negotiating collective bargaining agreements may have a negative effect on our ability to timely and successfully recruit qualified personnel and on our financial results. If we are unable to attract and retain nursing staff, pharmacists and other professionals, the quality of our services may decline and we could lose patients and referral sources, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Introduction of new drugs or accelerated adoption of existing lower margin drugs could cause us to experience lower revenues and profitability when prescribers prescribe these drugs for their patients or they are mandated by Third Party Payers.
The pharmaceutical industry pipeline of new drugs includes many drugs that over the long term may replace older, more expensive therapies. As a result of such older drugs losing patent protection and being replaced by generic substitutes, new and less expensive delivery methods (such as when an infusion or injectable drug is replaced with an oral drug) or additional products are added to a therapeutic class, thereby increasing price competition among competing manufacturer’s products in that therapeutic category. In such cases, manufacturers have the ability to increase drug acquisition costs or lower the selling price of replaced products. This could negatively impact our revenues and/or margins.
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

Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We rely on our information systems to provide security for processing, transmission and storage of confidential information about our patients, customers and personnel, such as names, addresses and other individually identifiable information protected by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other privacy laws. Cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks are increasingly more common, including in the health care industry. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and changing requirements. Compliance with changes in privacy and information security laws and with rapidly evolving industry standards may result in our incurring significant expense due to increased investment in technology and the development of new operational processes.
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
Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, and our financial condition, and results of operations could suffer if there is an impairment of goodwill.
Our acquisitions resulted in significant goodwill reported on our financial statements. Goodwill results when the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired. We may not realize the full value of this goodwill. As such, we evaluate on at least an annual basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would recognize the unrecoverable goodwill as a charge against our earnings. When evaluating goodwill for potential impairment, we compare the fair value of our reporting units to their respective carrying amounts. We estimate the fair value of our reporting units using the income approach. If the carrying amount of a reporting unit exceeds its estimated fair value, a goodwill impairment loss is recognized in an amount equal to the excess to the extent of the goodwill balance. The income approach requires us to estimate a number of factors for our reporting units, including projected future operating results, economic projections, anticipated future cash flows, and discount rates. The fair value determined using the income approach is then compared to marketplace fair value data from within a comparable industry grouping for reasonableness. Because of the significance of our goodwill, any future impairment could result in material non-cash charges to our results of operations, which could have an adverse effect on our financial condition and results of operations.
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
If we fail to maintain effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide us with an unqualified attestation report on our internal control, we may be required to take corrective measures or restate the affected historical financial statements. In addition, we may be subjected to investigations and/or sanctions by federal and state securities regulators, and/or civil lawsuits by security holders. Any of the foregoing could also cause investors to lose confidence in our reported financial information and in us and would likely result in a decline in the market price of our stock and in our ability to raise additional financing if needed in the future.
Acts of God such as major weather disturbances could disrupt our business.
We operate in a network of prescribers, providers, patients and facilities that can be negatively impacted by local weather disturbances and other force majeure events. For example, in anticipation of major weather events, patients with impaired health may be moved to alternate sites. After a major weather event, availability of electricity, clean water and transportation can impact our ability to provide service in the home. Similarly, such events could impact key suppliers or vendors, disrupting the services or materials they provide us. In addition, acts of God and other force majeure events may cause a reduction in our business or increased costs, such as increased costs in our operations as we incur overtime charges or redirect services to other locations, delays in our ability to work with payers, hospitals, physicians and other strategic partners on new business initiatives, and disruption to referral patterns as patients are moved out of facilities affected by such events or are unable to return to sites of service in the home.
A significant change in, or noncompliance with, governmental regulations and other legal requirements could have a material adverse effect on our reputation and profitability
We operate in complex, highly regulated environments and could be materially and adversely affected by changes to applicable legal requirements including the related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations. Our home infusion and alternate site infusion businesses are subject to numerous federal, state and local regulations including licensing and other requirements for pharmacies and reimbursement arrangements.
The federal and state statutes and regulations to which we are subject include, but are not limited to, laws requiring the registration and regulation of pharmacies; laws governing the dispensing of pharmaceuticals and controlled substances; laws regulating the protection of the environment and health and safety matters, including those governing exposure to, and the management and disposal of, hazardous substances; laws regarding food and drug safety, including those of the U.S. Food and Drug Administration (“FDA”) and Drug Enforcement Administration (“DEA”); applicable governmental payer regulations, including those applicable to Medicare and Medicaid; data privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its associated regulations; federal and state fraud and abuse laws, including, but not limited to, the anti-kickback statute and false claims laws; trade regulations, including those of the U.S. Federal Trade Commission (“FTC”); the U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar anti-corruption laws in connection with the services provided by certain of our contractors; and the consumer protection and safety laws, including those of the Consumer Product Safety Commission.
We are required to hold valid DEA and state-level licenses, meet various security and operating standards and comply with the federal and various state controlled substance acts and related regulations governing the sale, dispensing, disposal, holding and distribution of controlled substances. The DEA, FDA and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
We use, disclose and otherwise process personally identifiable information, including health information, making us subject to HIPAA and other federal and state privacy and security regulations and failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, have a material adverse effect on our patient base and revenue.
We are also governed by federal and state laws of general applicability, including laws regulating matters of working conditions, health and safety and equal employment opportunity and other labor and employment matters as well as employee benefit, competition and antitrust matters. In addition, we could have significant exposure if we are found to have infringed another party’s intellectual property rights.

Changes in laws, regulations and policies and the related interpretations and enforcement practices may alter the landscape in which we do business and may significantly affect our cost of doing business. The impact of new laws, regulations and policies and the related interpretations and enforcement practices generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase our operating costs and require significant capital expenditures. Untimely compliance or noncompliance with applicable laws and regulations could result in the imposition of civil and criminal penalties that could adversely affect the continued operation of our businesses, including:  suspension of payments from government programs; loss of required government certifications; loss of authorizations to participate in or exclusion from government programs, including the Medicare and Medicaid programs; loss of licenses; and significant fines or monetary penalties. Any failure to comply with applicable regulatory requirements could result in significant legal and financial exposure, damage our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.
The Affordable Care Act and other healthcare reform efforts could have a material adverse effect on our business.
In recent years, healthcare reform efforts at federal and state levels of government have resulted in sweeping changes to the delivery and funding of health care. The Affordable Care Act is the most prominent of these efforts. However, there is substantial uncertainty regarding its net effect and its future. The Affordable Care Act has been subject to legislative and regulatory changes and court challenges. Effective January 2019, Congress eliminated the financial penalty associated with the individual mandate to maintain health insurance coverage. Because the penalty associated with the individual mandate was eliminated, a federal court in Texas ruled in December 2018 that the entire Affordable Care Act was unconstitutional. However, the law remains in place pending appeal. It is impossible to predict the full impact of the Affordable Care Act and related regulations or the impact of its modification on our operations in light of the uncertainty regarding whether, when or how the law will be changed and what alternative reforms, such as single-payer proposals, may be enacted. Health reform efforts may adversely affect our customers, which may cause them to reduce or delay use of our products and services. As such, we cannot predict the impact of the Affordable Care Act on our business, operations or financial performance.
Federal actions and legislation may reduce reimbursement rates from governmental payers and adversely affect our results of operations.
In recent years, Congress has passed legislation reducing payments to health care providers. The Budget Control Act of 2011, as amended, requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year that extend through 2027. The Center for Medicare & Medicaid Services (“CMS”) began imposing a 2% reduction on Medicare claims on April 1, 2013. The Affordable Care Act provides for material reductions in the growth of Medicare program spending. More recently, the Cures Act significantly reduced the amount paid by Medicare for drug costs, while delaying the implementation of a clinical services payment, although Congress also passed a temporary transitional service payment that takes effect January 1, 2019. In addition, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments.
For the three and nine months ended September 30, 2019, 13% and 12%, respectively, of our revenue is derived from reimbursement by direct federal and state programs such as Medicare and Medicaid. Reimbursement from these and other government programs is subject to statutory and regulatory requirements, administrative rulings, interpretations of policy, implementation of reimbursement procedures, retroactive payment adjustments, governmental funding restrictions and changes to or new legislation, all of which may materially affect the amount and timing of reimbursement payments to us. Changes to the way Medicare pays for our services, including mandatory payment reductions such as sequestration, may reduce our revenue and profitability on services provided to Medicare patients and increase our working capital requirements. In addition, we are sensitive to possible changes in state Medicaid programs.
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
In some cases, Third Party Payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from Third Party Payers. Current or future healthcare reform and deficit reduction efforts, changes in other laws or regulations affecting government healthcare programs, changes in the administration of government healthcare programs and changes by Third Party Payers could have a material, adverse effect on our financial position and results of operations.

We face periodic reviews and billing audits by governmental and private payers, and these audits could have adverse findings that may negatively impact our business.
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Third Party Payers may also conduct audits. Disputes with payers can arise from these reviews. Payers can claim that payments based on certain billing practices or billing errors were made incorrectly. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend claims, reviews and audits may be significant and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. Moreover, an adverse claim, review or audit could result in:

•	required refunding or retroactive adjustment of amounts we have been paid by governmental payers or Third Party Payers;

•	state or federal agencies imposing fines, penalties and other sanctions on us;

•	suspension or exclusion from the Medicare program, state programs, or one or more Third Party Payer networks; or

•	damage to our business and reputation in various markets.

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
Compounding pharmacies are closely monitored by federal and state governmental agencies. We believe that our compounding is performed in safe environments and we have clinically appropriate policies and procedures in place. We only compound pursuant to a patient-specific prescription and do so in compliance with USP 797 standards. In 2013, Congress passed the Drug Quality and Security Act (the “DQSA”), which creates a new category of compounding facilities called outsourcing facilities, which are regulated by the FDA. We do not believe that our current compounding practices qualify us as an outsourcing facility and therefore we continue to operate consistently with USP 797 standards and applicable state pharmacy laws. Should state regulators or the FDA disagree, or should our business practices change to qualify us as an outsourcing facility, there is a risk of regulatory action and/or increased resources required to comply with federal requirements imposed pursuant to the DQSA on outsourcing facilities that could significantly increase our costs or otherwise affect our results of operations. Furthermore, we cannot predict the overall impact of increased scrutiny on compounding pharmacies.
Our existing indebtedness could adversely affect our business and growth prospects.
As of September 30, 2019, we had $1,325.0 million of outstanding borrowings, including (i) $925.0 million under our First Lien Term Loan and (ii) $400.0 million under our Second Lien Notes. All obligations under the credit agreements and indenture governing these facilities and notes are secured by first-priority perfected security interests in substantially all of our assets and the assets of our subsidiaries, subject to permitted liens and other exceptions. Our indebtedness, or any additional indebtedness we may incur, could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our indebtedness, the cash flow needed to satisfy our debt and the covenants contained in our credit agreement and indenture have important consequences, including but not limited to:

•
limiting funds otherwise available for financing our capital expenditures by requiring us to dedicate a portion of our cash flows from operations to the repayment of debt and the interest on this debt;

•	limiting our ability to incur additional indebtedness;

•	limiting our ability to capitalize on significant business opportunities;

•	making us more vulnerable to rising interest rates; and

•	making us more vulnerable in the event of a downturn in our business.

Our level of indebtedness may place us at a competitive disadvantage to our competitors that are not as highly leveraged. Fluctuations in interest rates can increase borrowing costs. Increases in interest rates may directly impact the amount of interest we are required to pay and reduce earnings accordingly. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have an adverse effect on our liquidity and our business, financial conditions and results of operations. Further, our credit agreements and indenture contain customary affirmative and negative covenants and certain restrictions on operations that could impose operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business. Our term loan facility is also subject to mandatory prepayments in certain circumstances and requires a prepayment of a certain percentage of our excess cash flow. This excess cash flow payment, and future required prepayments, will reduce our cash available for investment in our business.
We expect to use cash flow from operations to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures. The ability to make these payments depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic and other factors beyond our control.
Despite our substantial indebtedness, we may still need to incur significantly more debt. This could exacerbate the risks associated with our substantial leverage.
We may need to incur substantial additional indebtedness, including additional secured indebtedness, in the future, in connection with future acquisitions, strategic investments and strategic relationships. Although the financing documents governing our indebtedness contain covenants and restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions, including secured debt, could be substantial. Adding additional debt to current debt levels could exacerbate the leverage-related risks described above.
We may not be able to generate sufficient cash flow to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance outstanding debt obligations depends on our financial and operating performance, which will be affected by prevailing economic, industry and competitive conditions and by financial, business and other factors beyond our control. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on the our indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service obligations. The financing documents governing our First Lien Term Loan, our ABL Facility and our Second Lien Notes restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our indebtedness may accelerate such indebtedness and, to the extent such indebtedness is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our indebtedness.
Combining businesses between BioScrip and Option Care may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate both businesses.
Integration of the businesses following the Merger is a complex, costly and time-consuming process. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect for an undetermined period after completion of the Merger. In addition, the actual cost savings of the Merger could be less than anticipated.
Our future results may be adversely impacted if we do not effectively manage our expanded operations.
Following the completion of the Merger, the size of our combined business is significantly larger than the size of either Option Care or BioScrip’s respective businesses prior to the Merger. Our ability to successfully manage this expanded business depends, in part, upon management’s ability to manage the integration of two discrete companies, as well as the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for and rely on, exemptions from certain corporate governance standards, which limit the presence of independent directors on our board of directors or board committees.
Following the Merger, approximately 81% of the outstanding shares of our common stock is held by HC Group Holdings I, LLC. As a result, we are a “controlled company” for purposes of the Nasdaq listing rules and are exempt from certain governance requirements otherwise required by Nasdaq, including requirements that:

•	a majority of our board of directors consist of independent directors;

•	we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	we conduct annual performance evaluation of the nominating and corporate governance and compensation committees.

Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
The shares of our common stock issued in the Merger to HC Group Holdings I, LLC as Merger consideration, or approximately 81% of the outstanding shares of our common stock as of September 30, 2019, are generally eligible for resale subject to a 12-month lockup period beginning on the Merger Date. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the expiration of the lockup period or even the perception that these sales could occur.
As of September 30, 2019, Madison Dearborn Partners is our largest stockholder, controlling approximately 81% of our common stock, and has the ability to exercise significant influence over decisions requiring our stockholders’ approval.
As of September 30, 2019, Madison Dearborn Partners controls approximately 81% of our common stock through its control of HC Group Holding I, LLC, with an economic interest in approximately 39% of our common stock (based on our share price of $3.20 at September 30, 2019). As a result, Madison Dearborn Partners has the ability to exercise significant influence over decisions requiring approval of our stockholders including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, such as a Merger or other sale of us or our assets.
This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of us and may negatively affect the market price of our common stock. Also, Madison Dearborn Partners is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete with us. Madison

Dearborn Partners or its affiliates may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
In addition to HC Group Holding I, LLC’s beneficial ownership of approximately 81% of our common stock, our third amended and restated certificate of incorporation contains provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Among other things:

•
these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of stockholders;

•
these provisions provide that, at any time when HC Group Holdings I, LLC beneficially owns, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors, directors may be removed with or without cause only by the affirmative vote of holders of at least 66 2∕3% in voting power of all the then-outstanding vote thereon, voting together as a single class;

•
these provisions prohibit stockholder action by written consent from and after the date on which HC Group Holding I, LLC beneficially owns, in the aggregate, less than 50% in voting power of our stock entitled to vote generally in the election of directors; and

•
these provisions provide that for as long as HC Group Holdings I, LLC beneficially owns, in the aggregate, 50% or more in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of at least a majority in voting power of the outstanding shares of our stock and at any time when HC Group Holdings I, LLC beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws or certificate of incorporation by our stockholders will require the affirmative vote of the holders of at least 66 2∕3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a Merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities to realize value in a corporate transaction.
Moreover, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”) may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our third amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes us.
Pursuant to our third amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees and stockholders to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, our third amended and restated certificate of incorporation or our bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, will not apply to suits to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our third amended and restated certificate of incorporation will further provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our third amended and restated certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our third amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 5.	Other Information
None.

Item 6.	Exhibits
(a) Exhibits.

Exhibit Number	Description
3.1
Third Amended and Restated Certificate of Incorporation of BioScrip, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

3.2
Certificate of Amendment to Certificate of Incorporation, amending the Third Amended and Restated Certificate of Incorporation of BioScrip, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

3.3
Amended and Restated Bylaws of Option Care Health, Inc., formerly known as BioScrip, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

4.1
Second Lien Notes Indenture, dated as of August 6, 2019, among HC Group Holdings II, LLC, as the Initial Issuer, BioScrip, Inc., as the Parent Issuer, subsidiary issuers and guarantors party thereto from time to time, and Ankura Trust Company, LLC, as the Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

4.2
Amendment to the Tax Asset Protection Plan, dated as of August 5, 2019, by and between BioScrip, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.1
Registration Rights Agreement, dated as of August 6, 2019, by and among BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.2
Director Nomination Agreement, dated as of August 6, 2019, by and among the BioScrip, Inc. and HC Group Holdings I, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.3
First Lien Credit Agreement, dated as of August 6, 2019, among HC Group Holdings II, LLC, as the Initial Borrower, BioScrip, Inc., as the Parent Borrower, the guarantors party thereto from time to time, Bank of America, N.A., as the Administrative Agent, the lenders party thereto from time to time, BofA Securities, Inc., as Lead Arranger and Bookrunner and as Syndication Agent and Documentation Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.4
ABL Credit Agreement, dated as of August 6, 2019, among HC Group Holdings II, LLC, as the Initial Borrower, BioScrip, Inc., as the Parent Borrower, and Bank of America N.A., as the Administrative Agent, Issuing Bank and Swing Line Lender, the other lenders party thereto from time to time and Bank of America, N.A. and ACF Finco I LP as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

10.5
Note Purchase Agreement, dated as of August 6, 2019, among HC Group Holdings II, LLC, as the Initial Issuer, BioScrip, Inc., as the Parent Issuer, subsidiary issuers and guarantors party thereto from time to time, and the several initial purchasers party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 7, 2019, SEC File Number 001-11993).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

OPTION CARE HEALTH, INC.

/s/ Michael Shapiro
Michael Shapiro
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)